Form 10-Q
period 2007-06-30
CBS CORP
filed 2007-08-02
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

Number of shares of common stock outstanding at July 31, 2007:

        Class A Common Stock, par value $.001 per share—60,098,687

        Class B Common Stock, par value $.001 per share—675,530,491

CBS CORPORATION
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Revenues		$3,374.9		$3,483.1		$7,032.7		$7,058.5

Expenses:
Operating		1,842.0		1,910.1		4,237.8		4,201.7
Selling, general and administrative		673.5		714.1		1,299.0		1,361.7
Depreciation and amortization		109.5		108.6		224.7		216.6

Total expenses		2,625.0		2,732.8		5,761.5		5,780.0

Operating income		749.9		750.3		1,271.2		1,278.5
Interest expense		(145.5)		(140.8)		(285.3)		(285.1)
Interest income		33.8		18.5		73.1		31.1
Loss on early extinguishment of debt		—		(2.0)		—		(6.0)
Other items, net		4.3		(15.2)		2.8		(18.1)

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest		642.5		610.8		1,061.8		1,000.4
Provision for income taxes		(233.7)		(118.0)		(437.9)		(279.2)
Equity in earnings (loss) of affiliated companies, net of tax		(4.9)		(3.0)		(6.8)		3.0
Minority interest, net of tax		.1		—		.4		.1

Net earnings from continuing operations		404.0		489.8		617.5		724.3
Net earnings from discontinued operations		—		291.9		—		284.3

Net earnings		$404.0		$781.7		$617.5		$1,008.6

Basic earnings per common share:
Net earnings from continuing operations		$.56		$.64		$.84		$.95
Net earnings from discontinued operations		$—		$.38		$—		$.37
Net earnings		$.56		$1.02		$.84		$1.32
Diluted earnings per common share:
Net earnings from continuing operations		$.55		$.64		$.83		$.94
Net earnings from discontinued operations		$—		$.38		$—		$.37
Net earnings		$.55		$1.02		$.83		$1.31
Weighted average number of common shares outstanding:
Basic		720.8		764.6		738.6		763.7
Diluted		729.4		769.6		747.2		768.2
Dividends per common share	$	..22	$	..18	$	..44	$	..34

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At June 30, 2007	At December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$2,796.8	$3,074.6
Receivables, less allowances of $149.0 (2007) and $152.6 (2006)	2,541.7	2,824.0
Programming and other inventory (Note 6)	729.6	982.9
Deferred income tax assets, net	307.7	307.7
Prepaid expenses and other current assets	893.9	757.3
Current assets of discontinued operations (Note 4)	159.1	197.6

Total current assets	7,428.8	8,144.1

Property and equipment:
Land	332.8	343.7
Buildings	642.6	582.3
Capital leases	206.4	207.3
Advertising structures	1,705.7	1,619.0
Equipment and other	1,630.2	1,522.3

	4,517.7	4,274.6
Less accumulated depreciation and amortization	1,708.3	1,460.8

Net property and equipment	2,809.4	2,813.8

Programming and other inventory (Note 6)	1,584.0	1,665.6
Goodwill (Note 5)	19,022.8	18,821.5
Intangible assets (Note 5)	10,254.3	10,425.0
Other assets	1,510.3	1,553.2
Assets of discontinued operations (Note 4)	82.2	85.6

Total Assets	$42,691.8	$43,508.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$396.1	$502.3
Accrued compensation	263.6	375.3
Participants' share and royalties payable	777.3	767.5
Program rights	1,028.0	906.9
Current portion of long-term debt (Note 8)	19.5	15.0
Accrued expenses and other current liabilities	1,891.5	1,813.8
Current liabilities of discontinued operations (Note 4)	21.0	18.7

Total current liabilities	4,397.0	4,399.5

Long-term debt (Note 8)	6,995.8	7,027.3
Pension and postretirement benefit obligations	1,987.7	1,993.3
Deferred income tax liabilities, net	2,397.7	2,310.7
Other liabilities	3,665.3	3,595.6
Liabilities of discontinued operations (Note 4)	614.4	658.9
Commitments and contingencies (Note 12)
Minority interest	.6	1.0
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 60.2 (2007) and 61.5 (2006) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 724.6 (2007) and 715.5 (2006) shares issued	.7	.7
Additional paid-in capital	44,325.1	44,259.3
Accumulated deficit	(19,554.2)	(20,175.9)
Accumulated other comprehensive loss (Note 1)	(184.1)	(246.3)

	24,587.6	23,837.9
Less treasury stock, at cost; 63.1 (2007) and 8.6 (2006) Class B Shares	1,954.3	315.4

Total Stockholders' Equity	22,633.3	23,522.5

Total Liabilities and Stockholders' Equity	$42,691.8	$43,508.8

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2007	2006

Operating Activities:
Net earnings	$617.5	$1,008.6
Less: Net earnings from discontinued operations	—	284.3

Net earnings from continuing operations	617.5	724.3
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	224.7	216.6
Stock-based compensation	51.5	30.8
Equity in (earnings) loss of affiliated companies, net of tax	6.8	(3.0)
Distributions from affiliated companies	5.0	9.8
Minority interest, net of tax	(.4)	(.1)
Change in assets and liabilities, net of effects of acquisitions	624.9	326.1

Net cash flow provided by operating activities from continuing operations	1,530.0	1,304.5

Net cash flow provided by operating activities from discontinued operations	—	33.0

Net cash flow provided by operating activities	1,530.0	1,337.5

Investing Activities:
Capital expenditures	(206.6)	(113.2)
Acquisitions, net of cash acquired	(309.6)	(68.3)
Proceeds from dispositions	305.6	1,247.0
Investments in and advances to affiliated companies	(43.8)	(.3)
Net receipts from Viacom Inc. related to the Separation	212.2	77.6
Other, net	(.8)	—

Net cash flow (used for) provided by investing activities from continuing operations	(43.0)	1,142.8

Net cash flow used for investing activities from discontinued operations	—	(34.5)

Net cash flow (used for) provided by investing activities	(43.0)	1,108.3

Financing Activities:
Repayment of notes	(660.0)	(832.0)
Proceeds from issuance of notes	678.0	—
Borrowings from (repayments to) banks, including commercial paper, net	1.9	(2.8)
Payment of capital lease obligations	(8.2)	(7.2)
Purchase of Company common stock	(1,602.1)	(5.7)
Dividends	(313.9)	(229.9)
Proceeds from exercise of stock options	131.7	37.5
Excess tax benefit from stock-based compensation	7.8	.8

Net cash flow used for financing activities	(1,764.8)	(1,039.3)

Net increase (decrease) in cash and cash equivalents	(277.8)	1,406.5
Cash and cash equivalents at beginning of period	3,074.6	1,655.3

Cash and cash equivalents at end of period	$2,796.8	$3,061.8

Supplemental disclosure of cash flow information
Cash paid for interest	$258.7	$259.4
Cash paid for income taxes	$373.9	$401.9
Non-cash investing and financing activities:
Non-cash purchase of Company common stock (See Note 10)	$64.0	$—
Acquisition of CSTV Networks:
Fair value of assets acquired	$—	$350.3
Fair value of liabilities assumed	—	(30.3)
Cash paid, net of cash acquired	—	(47.3)

Impact on Stockholders' Equity	$—	$272.7

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television, comprised of the CBS Network, television stations, and its television production and syndication operations; Showtime Networks; and CSTV Networks), Radio (CBS Radio), Outdoor (CBS Outdoor) and Publishing (Simon & Schuster). During 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements for the three and six months ended June 30, 2006.

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted shares and restricted stock units ("RSUs") and the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2007, respectively, stock options to purchase 12.5 million and 15.3 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2006, stock options to purchase 40.6 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Weighted average shares for basic EPS	720.8	764.6	738.6	763.7
Dilutive effect of shares issuable under stock-based compensation plans	8.6	5.0	8.6	4.5

Weighted average shares for diluted EPS	729.4	769.6	747.2	768.2

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings	$404.0	$781.7	$617.5	$1,008.6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	35.1	56.6	51.0	45.2
Adjustment for amortization of actuarial losses and prior service costs	5.5	—	10.8	—
Minimum pension liability adjustment	—	16.5	—	2.3
Net unrealized loss on securities	—	(.4)	—	(.3)
Change in fair value of cash flow hedges	.2	—	.4	—
Other comprehensive income from discontinued operations, net of tax	—	17.0	—	17.5

Total comprehensive income	$444.8	$871.4	$679.7	$1,073.3

Other Liabilities—Other liabilities consist primarily of residual liabilities of previously disposed businesses, program rights, participation liabilities, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the six months ended June 30, 2007 and 2006, respectively, the Company recorded dividends of $324.3 million and $260.9 million as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Adoption of New Accounting Standards—Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on January 1, 2007, did not have a material impact on the Company's consolidated financial statements. See Note 11 for additional information.

Recent Pronouncements—In February 2007, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently evaluating the impact of the adoption of SFAS 159 on the consolidated financial statements.

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

2)    STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Stock options	$3.4	$6.6	$5.4	$15.0
RSUs and restricted shares	27.1	11.6	46.1	15.8

Total stock-based compensation	$30.5	$18.2	$51.5	$30.8

During the six months ended June 30, 2007, the Company granted 4.2 million RSUs with a weighted average per unit grant date fair value of $31.34. RSU grants during 2007 vest over a one- to four-year service period. RSUs granted to certain executives are also subject to satisfying performance and/or market conditions. The number of shares that will be issued upon vesting of RSUs with market and performance conditions is tied to the achievement of certain levels of total shareholder return for CBS Corp. Class B Common Stock as compared to the S&P 500 index and, in certain circumstances, is also subject to achieving operating performance goals. During the six months ended June 30, 2007, the Company also granted 3.8 million stock options and stock option equivalents with a weighted average exercise price of $30.52. Stock option grants during 2007 generally vest over a three- to four-year service period.

Total unrecognized compensation cost related to unvested restricted shares and RSUs at June 30, 2007 was $234.2 million, which is expected to be expensed over a weighted average period of 2.71 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at June 30, 2007 was $37.7 million, which is expected to be expensed over a weighted average period of 3.17 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

3)    ACQUISITIONS AND DISPOSITIONS

On May 30, 2007, the Company acquired Last.fm, a global, community-based, music discovery network, for approximately $280 million. Last.fm has been included as part of the Television segment since the date of acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible net assets acquired was allocated to goodwill. The final allocation of the purchase price will be based on an evaluation of the fair value of the assets acquired and liabilities assumed.

On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, valued at $64.0 million, and $169.8 million in cash was exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. In connection with the exchange, the Company recorded a pre-tax gain of $14.6 million in "Other items, net" on the Consolidated Statements of Operations for the three and six months ended June 30, 2007.

On April 4, 2007, the Company completed the acquisition of MaxPreps, an online high school sports network, for $43.0 million. MaxPreps has been included as part of the Television segment since the date of acquisition.

On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million. On February 7, 2007, the Company announced that it entered into an agreement to sell seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. This transaction is subject to FCC approval and customary closing conditions, and is expected to close in the fourth quarter of 2007.

During 2006, the Company entered into agreements to sell 39 radio stations in ten of its smaller markets for a total of approximately $668 million in cash. In December 2006, the Company completed the sale of five radio stations in the Buffalo market for approximately $125 million. During the six months ended June 30, 2007, the sales of 19 radio stations in the Kansas City, Columbus, Fresno, Greensboro and San Antonio markets were completed and the Company received $281.4 million resulting in pre-tax losses of $5.4 million and $2.0 million included in "Other items, net" on the Consolidated Statements of Operations for the three and six months ended June 30, 2007, respectively. The remaining transactions are subject to customary closing conditions, and are expected to close by the end of the third quarter of 2007.

4)    DISCONTINUED OPERATIONS

During 2006, Paramount Parks was sold to Cedar Fair, L.P. for $1.24 billion in cash. Paramount Parks has been presented as a discontinued operation in the consolidated financial statements for the three and six months ended June 30, 2006.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

The following table sets forth the detail of CBS Corp.'s net earnings from discontinued operations for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Revenues from discontinued operations	$152.6	$158.9

Earnings (loss) from discontinued operations	$15.6	$(1.3)
Gain on sale of Paramount Parks	454.8	454.8

Earnings from discontinued operations before income taxes	470.4	453.5
Provision for income taxes	(178.5)	(169.2)

Net earnings from discontinued operations	$291.9	$284.3

Assets and liabilities of discontinued operations included on the Consolidated Balance Sheets primarily consist of aircraft leases that are generally expected to liquidate in accordance with contractual terms.

5)    GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the six months ended June 30, 2007 were as follows:

	At December 31, 2006	Acquisitions	Dispositions	Other(a)	At June 30, 2007

Television	$8,752.9	$330.8	$(36.1)	$15.9	$9,063.5
Radio	5,088.6	—	(132.3)	(1.4)	4,954.9
Outdoor	4,563.9	.4	—	23.8	4,588.1
Publishing	416.1	—	—	.2	416.3

Total	$18,821.5	$331.2	$(168.4)	$38.5	$19,022.8

  (a)
  Primarily includes foreign currency translation adjustments and purchase price allocations for acquisitions.

The Company's intangible assets and related accumulated amortization were as follows:

At June 30, 2007	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$842.6	$(401.5)	$441.1
Franchise agreements	511.1	(202.4)	308.7
Other intangible assets	245.7	(139.9)	105.8

Total intangible assets subject to amortization	1,599.4	(743.8)	855.6
FCC licenses	9,386.7	—	9,386.7
Trade names	12.0	—	12.0

Total intangible assets	$10,998.1	$(743.8)	$10,254.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

At December 31, 2006	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$821.9	$(375.6)	$446.3
Franchise agreements	511.2	(190.2)	321.0
Other intangible assets	247.4	(133.1)	114.3

Total intangible assets subject to amortization	1,580.5	(698.9)	881.6
FCC licenses	9,531.4	—	9,531.4
Trade names	12.0	—	12.0

Total intangible assets	$11,123.9	$(698.9)	$10,425.0

Amortization expense was $23.2 million and $25.6 million for the three months ended June 30, 2007 and 2006, respectively, and $46.2 million and $50.1 million for the six months ended June 30, 2007 and 2006, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2007 through 2011, to be as follows:

	2007	2008	2009	2010	2011

Amortization expense	$89.9	$91.3	$89.6	$86.0	$78.4

6)    PROGRAMMING AND OTHER INVENTORY

	At June 30, 2007	At December 31, 2006

Program rights	$1,672.1	$2,021.0
Television:
Released programming (including acquired libraries)	526.7	503.3
In process and other	20.7	40.1
Publishing, primarily finished goods	92.7	82.9
Other	1.4	1.2

Total programming and other inventory	2,313.6	2,648.5
Less current portion	729.6	982.9

Total non-current programming and other inventory	$1,584.0	$1,665.6

7)    RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At June 30, 2007, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 78% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 12% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

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

On June 29, 2007, the Company entered into an agreement to purchase the shares of CBS Corp. Class A and Class B Common Stock held in the Viacom Inc. 401(k) Plan and Viacom Inc. entered into an agreement to purchase the shares of Viacom Inc. class A and class B common stock held in the 401(k) plans sponsored by the Company. During July 2007, pursuant to these agreements, the Company purchased 869,145 shares of CBS Corp. Class A and Class B Common Stock for $29.8 million and Viacom Inc. purchased 2,823,178 shares of Viacom Inc. class A and class B common stock for $120.0 million.

CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $86.0 million and $27.4 million for the three months ended June 30, 2007 and 2006, respectively, and $131.6 million and $42.8 million for the six months ended June 30, 2007 and 2006, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as programming inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $36.8 million and $45.8 million for the three months ended June 30, 2007 and 2006, respectively, and $83.8 million and $78.0 million for the six months ended June 30, 2007 and 2006, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At June 30, 2007	At December 31, 2006

Amounts due from Viacom Inc.
Receivables	$157.9	$187.2
Other assets (Receivables, noncurrent)	212.1	260.7

Total amounts due from Viacom Inc.	$370.0	$447.9

Amounts due to Viacom Inc.
Accounts payable	$4.2	$5.2
Program rights	64.0	56.1
Other liabilities (Program rights, noncurrent)	28.3	10.7

Total amounts due to Viacom Inc.	$96.5	$72.0

Other Related Parties.    The Company owned approximately 19% of Westwood One, Inc. ("Westwood One") as of June 30, 2007, which is accounted for by the Company as an equity investment. One member of Westwood One's board of directors is an officer of CBS Radio. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. CBS Television also has arrangements with Westwood One to provide news and sports programming to Westwood One. Revenues from these arrangements were approximately $16.9 million and $20.3 million for the three months ended June 30, 2007 and 2006, respectively, and $35.2 million and $40.8 million for the six months ended June 30, 2007 and 2006, respectively.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

8)    BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At June 30, 2007	At December 31, 2006

Notes payable to banks	$5.1	$3.1
Senior debt (4.625%–8.875% due 2007–2056)	6,945.4	7,006.2
Other notes	.8	.8
Obligations under capital leases	107.0	115.2

Total debt	7,058.3	7,125.3
Less discontinued operations debt(a)	43.0	83.0

Total debt from continuing operations	7,015.3	7,042.3
Less current portion	19.5	15.0

Total long-term debt from continuing operations, net of current portion	$6,995.8	$7,027.3

  (a)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

As of June 30, 2007 and December 31, 2006, the Company's debt balances included (i) a net unamortized premium of $27.7 million and $29.1 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $76.8 million and $17.5 million, respectively.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

On May 1, 2007, the Company redeemed, at maturity, all of its outstanding 5.625% senior notes due 2007 for $700.0 million.

On March 27, 2007, CBS Corp. issued $700.0 million of 6.750% senior notes due 2056. Interest on these senior notes will be paid quarterly. The senior notes are fully and unconditionally guaranteed by CBS Operations Inc., a wholly owned subsidiary of CBS Corp., and are redeemable, at the Company's option, at any time on or after March 27, 2012, at their principal amount plus accrued interest.

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

Credit Facility

As of June 30, 2007, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At June 30, 2007, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of June 30, 2007, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.80 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9)    PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2007	2006	2007	2006

Components of net periodic cost:
Service cost	$8.7	$9.7	$.3	$.4
Interest cost	74.4	74.2	14.9	15.0
Expected return on plan assets	(69.5)	(66.9)	—	—
Amortization of prior service cost	.2	.2	—	(.2)
Recognized actuarial loss	8.5	20.3	—	.2
Curtailment costs	—	.7	—	—

Net periodic cost	$22.3	$38.2	$15.2	$15.4

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2007	2006	2007	2006

Components of net periodic cost:
Service cost	$17.4	$19.5	$.7	$.9
Interest cost	148.8	148.5	29.8	30.1
Expected return on plan assets	(139.0)	(133.8)	(.1)	(.1)
Amortization of prior service cost	.3	.4	—	(.3)
Recognized actuarial loss	17.0	40.5	—	.4
Settlement costs	—	7.1	—	—
Curtailment costs	—	.7	—	—

Net periodic cost	$44.5	$82.9	$30.4	$31.0

10)  CASH DIVIDENDS AND PURCHASE OF COMPANY STOCK

On May 23, 2007, the Company announced a quarterly cash dividend of $.22 per share on CBS Corp. Class A and Class B Common Stock. The total dividend was $161.7 million of which $158.4 million was paid on July 1, 2007 and $3.3 million was accrued to be paid upon vesting of restricted shares and RSUs. During the second quarter of 2007, the Company paid $160.0 million to stockholders for the dividend declared on February 27, 2007 and for dividend payments on RSUs that vested during the second quarter of 2007. Dividend declarations during 2007 and 2006 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, valued at $64.0 million, and $169.8 million in cash was exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

On March 6, 2007, the Company repurchased approximately 47.3 million shares of CBS Corp. Class B Common Stock for $1.42 billion, subject to adjustment, through an accelerated share repurchase transaction.

11)  PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest. The provision for income taxes for continuing operations was $233.7 million and $118.0 million for the three months ended June 30, 2007 and 2006, respectively, and $437.9 million and $279.2 million for the six months ended June 30, 2007 and 2006, respectively. The Company's effective income tax rate increased to 36.4% and 41.2% for the three and six months ended June 30, 2007, respectively, from 19.3% and 27.9% for the three and six months ended June 30, 2006, respectively. These increases primarily reflect the absence of a 2006 tax benefit of $129.0 million from income tax settlements, partially offset by lower state and foreign income taxes in 2007. The provision for income taxes for 2007 included a net tax benefit of $1.7 million for the three-month period and a net tax provision of $41.8 million for the six-month period from station divestitures and income tax settlements.

On January 1, 2007, the Company adopted the provisions of FIN 48 which did not have a material impact to the Company's liability for unrecognized tax benefits. Total unrecognized tax benefits at the date of adoption of FIN 48 were $227.3 million, of which $184.5 million would affect the Company's effective income tax rates, if and when recognized in future years. For tax positions as of the date of adoption of FIN 48, the Company does not expect the total amount of unrecognized tax benefits to significantly change during 2007.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. As of the date of adoption of FIN 48, the Company had recorded liabilities for accrued interest and penalties of $33.3 million.

The Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns through 2003. The Company is currently under examination for the years 2004 and 2005 and the statute of limitations for the 2003 tax year expires on September 17, 2007.

12)  COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Prior to the Separation, Former Viacom had entered into guarantees with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; Famous Players theater leases; certain UCI theater leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC. In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to these guarantees.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $413.8 million at June 30, 2007 and are not recorded on the Consolidated Balance Sheet as of June 30, 2007.

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

Legal Matters

 Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors at the time the actions were filed, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston was formerly Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above-named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company's appeal from that decision was argued on January 5, 2007, and the court reserved decision. The trial court proceedings have been stayed pending the resolution of the Company's appeal. On January 23, 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in the earlier actions, and was consolidated with In re Viacom Inc. Shareholders Derivative Litigation. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. In January 2007, the parties reached an agreement in principle to settle all of these actions. In April 2007, the parties executed a Stipulation of Settlement, which resolves all of these actions. The Stipulation of Settlement remains subject to court approval. The Company believes that the plaintiffs' positions in these actions are without merit and, if the settlement is not approved, it intends to vigorously defend itself in the litigation.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2007, the Company had pending approximately 72,890 asbestos claims, as compared with approximately 73,310 as of December 31, 2006 and approximately 94,730 as of June 30, 2006. Of the claims pending as of June 30, 2007, approximately 48,220 were pending in state courts, 21,140 in federal courts and, additionally, approximately 3,530 were third party claims pending in state courts. During the second quarter of 2007, the Company received approximately 1,490 new claims and closed or moved to an inactive docket approximately 1,110 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2006 and 2005 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $5.7 million and $37.2 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

 Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. On May 31, 2006, the FCC denied the Company's petition for reconsideration. On July 28, 2006, the Company filed a Petition for Review of the forfeiture and denial of reconsideration with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture under protest so that the Company could bring an appeal. The Company has appealed the Super Bowl decision in the U.S. Court of Appeals for the Third Circuit and oral argument is scheduled for September 11, 2007.

On March 15, 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture of $32,500 against each of these stations, totaling $260,000 for the Company's owned stations. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue a forfeiture. That decision and others

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

were appealed to the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. The Court initially remanded the matter to the FCC at the request of the FCC, and, on November 6, 2006, the FCC issued a decision reversing the part of its decision that found The Early Show broadcast to be indecent. However, the FCC affirmed its findings that the broadcast of fleeting and isolated expletives on another broadcast network was indecent. In June 2007, the Court vacated the FCC's "fleeting expletive" policy on the ground that the FCC failed to articulate a reasoned basis for a change in its longstanding approach in this area, and was therefore impermissibly arbitrary and capricious. The Court remanded the case to the FCC for further proceedings consistent with the Court's opinion. New legislation has been introduced in Congress which would, if it becomes law, have the effect of purporting to make future "fleeting expletives" indecent under the FCC's jurisdiction. Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation from $32,500 to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which new maximum amounts became effective on July 20, 2007.

On an ongoing basis, the Company defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., Viacom Inc. has agreed to defend and indemnify the Company in certain litigation in which the Company is named.

13)  RESTRUCTURING CHARGES

During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in selling, general and administrative ("SG&A") expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. As of June 30, 2007, the Company paid $7.2 million of the restructuring charges, of which $6.7 million was paid during the six months ended June 30, 2007.

The CW, a broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. As of June 30, 2007 the Company paid $6.1 million of the shutdown costs, of which $1.7 million was paid during the six months ended June 30, 2007.

14)  REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Television	$2,163.0	$2,259.8	$4,736.0	$4,775.5
Radio	463.4	519.1	860.9	953.6
Outdoor	554.2	534.4	1,016.5	986.6
Publishing	200.3	176.0	429.6	357.1
Eliminations	(6.0)	(6.2)	(10.3)	(14.3)

Total Revenues	$3,374.9	$3,483.1	$7,032.7	$7,058.5

The Company presents Segment operating income before depreciation and amortization ("Segment OIBDA") as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Segment OIBDA:
Television	$549.5	$535.4	$948.5	$959.1
Radio	187.3	227.9	351.7	398.5
Outdoor	168.3	160.0	268.5	259.1
Publishing	20.1	10.6	43.9	16.4
Corporate	(41.6)	(39.7)	(68.4)	(67.4)
Residual costs	(24.2)	(35.3)	(48.3)	(70.6)
Depreciation and amortization	(109.5)	(108.6)	(224.7)	(216.6)

Total Operating Income	749.9	750.3	1,271.2	1,278.5
Interest expense	(145.5)	(140.8)	(285.3)	(285.1)
Interest income	33.8	18.5	73.1	31.1
Loss on early extinguishment of debt	—	(2.0)	—	(6.0)
Other items, net	4.3	(15.2)	2.8	(18.1)

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	642.5	610.8	1,061.8	1,000.4
Provision for income taxes	(233.7)	(118.0)	(437.9)	(279.2)
Equity in earnings (loss) of affiliated companies, net of tax	(4.9)	(3.0)	(6.8)	3.0
Minority interest, net of tax	.1	—	.4	.1

Net earnings from continuing operations	404.0	489.8	617.5	724.3
Net earnings from discontinued operations	—	291.9	—	284.3

Net Earnings	$404.0	$781.7	$617.5	$1,008.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating Income:
Television	$506.1	$491.9	$856.2	$874.7
Radio	179.4	219.6	336.2	382.2
Outdoor	115.3	107.9	162.3	152.4
Publishing	18.1	8.2	39.5	11.9
Corporate	(44.8)	(42.0)	(74.7)	(72.1)
Residual costs	(24.2)	(35.3)	(48.3)	(70.6)

Total Operating Income	$749.9	$750.3	$1,271.2	$1,278.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Depreciation and Amortization:
Television	$43.4	$43.5	$92.3	$84.4
Radio	7.9	8.3	15.5	16.3
Outdoor	53.0	52.1	106.2	106.7
Publishing	2.0	2.4	4.4	4.5
Corporate	3.2	2.3	6.3	4.7

Total Depreciation and Amortization	$109.5	$108.6	$224.7	$216.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Stock-based Compensation:
Television	$14.8	$8.5	$25.1	$14.3
Radio	5.0	3.4	8.4	5.4
Outdoor	1.2	.9	2.3	1.4
Publishing	.9	.5	1.6	.8
Corporate	8.6	4.9	14.1	8.9

Total Stock-based Compensation	$30.5	$18.2	$51.5	$30.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Capital Expenditures:
Television	$43.5	$29.5	$86.7	$48.4
Radio	10.8	14.9	17.9	24.4
Outdoor	49.3	20.5	87.2	36.9
Publishing	3.1	1.2	4.1	1.5
Corporate	4.8	.8	10.7	2.0

Total Capital Expenditures	$111.5	$66.9	$206.6	$113.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	At June 30, 2007	At December 31, 2006

Total Assets:
Television	$20,103.0	$20,392.2
Radio	10,496.7	10,777.9
Outdoor	7,328.5	7,211.7
Publishing	1,017.6	1,054.6
Corporate	3,804.6	4,100.6
Eliminations	(58.6)	(28.2)

Total Assets	$42,691.8	$43,508.8

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

		Statement of Operations For the Three Months Ended June 30, 2007

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$38.1	$16.6	$3,320.2	$—	$3,374.9

Expenses:
Operating	19.2	8.3	1,814.5	—	1,842.0
Selling, general and administrative	34.7	47.2	591.6		673.5
Depreciation and amortization	1.0	1.2	107.3	—	109.5

Total expenses	54.9	56.7	2,513.4		2,625.0

Operating income (loss)	(16.8)	(40.1)	806.8		749.9
Interest income (expense), net	(145.0)	(70.3)	103.6	—	(111.7)
Other items, net	(2.8)	3.1	4.0	—	4.3

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(164.6)	(107.3)	914.4		642.5
Benefit (provision) for income taxes	65.1	42.5	(341.3)	—	(233.7)
Equity in earnings (loss) of affiliated companies, net of tax	503.5	174.1	.9	(683.4)	(4.9)
Minority interest, net of tax	—	—	.1	—	.1

Net earnings	$404.0	$109.3	$574.1	$(683.4)	$404.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

		Statement of Operations For the Six Months Ended June 30, 2007

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$75.5	$29.2	$6,928.0	$—	$7,032.7

Expenses:
Operating	38.5	16.6	4,182.7	—	4,237.8
Selling, general and administrative	67.6	80.3	1,151.1	—	1,299.0
Depreciation and amortization	2.4	2.1	220.2	—	224.7

Total expenses	108.5	99.0	5,554.0	—	5,761.5

Operating income (loss)	(33.0)	(69.8)	1,374.0	—	1,271.2
Interest income (expense), net	(292.9)	(139.2)	219.9	—	(212.2)
Other items, net	(15.7)	2.4	16.1	—	2.8

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(341.6)	(206.6)	1,610.0	—	1,061.8
Benefit (provision) for income taxes	135.1	81.8	(654.8)	—	(437.9)
Equity in earnings (loss) of affiliated companies, net of tax	824.0	302.3	(.6)	(1,132.5)	(6.8)
Minority interest, net of tax	—	—	.4	—	.4

Net earnings	$617.5	$177.5	$955.0	$(1,132.5)	$617.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended June 30, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$40.0	$19.6	$3,423.5	$—	$3,483.1

Expenses:
Operating	19.0	14.2	1,876.9	—	1,910.1
Selling, general and administrative	45.8	46.8	621.5	—	714.1
Depreciation and amortization	1.4	.7	106.5	—	108.6

Total expenses	66.2	61.7	2,604.9	—	2,732.8

Operating income (loss)	(26.2)	(42.1)	818.6	—	750.3
Interest income (expense), net	(159.1)	(70.8)	107.6	—	(122.3)
Loss on early extinguishment of debt	(2.0)	—	—	—	(2.0)
Other items, net	10.5	(21.1)	(4.6)	—	(15.2)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(176.8)	(134.0)	921.6	—	610.8
Benefit (provision) for income taxes	70.5	53.5	(242.0)	—	(118.0)
Equity in earnings (loss) of affiliated companies, net of tax	888.0	119.4	(3.1)	(1,007.3)	(3.0)

Net earnings from continuing operations	781.7	38.9	676.5	(1,007.3)	489.8
Net earnings (loss) from discontinued operations	—	295.3	(3.4)	—	291.9

Net earnings	$781.7	$334.2	$673.1	$(1,007.3)	$781.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$76.6	$35.3	$6,946.6	$—	$7,058.5

Expenses:
Operating	38.6	22.2	4,140.9	—	4,201.7
Selling, general and administrative	89.5	88.2	1,184.0	—	1,361.7
Depreciation and amortization	2.7	1.4	212.5	—	216.6

Total expenses	130.8	111.8	5,537.4	—	5,780.0

Operating income (loss)	(54.2)	(76.5)	1,409.2	—	1,278.5
Interest income (expense), net	(324.5)	(136.4)	206.9	—	(254.0)
Loss on early extinguishment of debt	(6.0)	—	—	—	(6.0)
Other items, net	(18.6)	(18.2)	18.7	—	(18.1)

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(403.3)	(231.1)	1,634.8	—	1,000.4
Benefit (provision) for income taxes	160.9	92.3	(532.4)	—	(279.2)
Equity in earnings of affiliated companies, net of tax	1,251.0	259.2	3.0	(1,510.2)	3.0
Minority interest, net of tax	—	—	.1	—	.1

Net earnings from continuing operations	1,008.6	120.4	1,105.5	(1,510.2)	724.3
Net earnings (loss) from discontinued operations	—	295.3	(11.0)	—	284.3

Net earnings	$1,008.6	$415.7	$1,094.5	$(1,510.2)	$1,008.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At June 30, 2007
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$2,487.7	$2.7	$306.4	$—	$2,796.8
Receivables, net	30.2	9.5	2,502.0	—	2,541.7
Programming and other inventory	6.5	7.1	716.0	—	729.6
Prepaid expenses and other current assets	224.5	93.9	1,082.8	(40.5)	1,360.7

Total current assets	2,748.9	113.2	4,607.2	(40.5)	7,428.8

Property and equipment	53.7	43.7	4,420.3	—	4,517.7
Less accumulated depreciation and amortization	17.2	19.8	1,671.3	—	1,708.3

Net property and equipment	36.5	23.9	2,749.0	—	2,809.4

Programming and other inventory	5.5	32.5	1,546.0	—	1,584.0
Goodwill	100.3	63.0	18,859.5	—	19,022.8
Intangible assets	641.2	—	9,613.1	—	10,254.3
Investments in consolidated subsidiaries	42,967.5	4,277.2	—	(47,244.7)	—
Other assets	97.9	50.8	1,443.8	—	1,592.5

Total Assets	$46,597.8	$4,560.6	$38,818.6	$(47,285.2)	$42,691.8

Liabilities and Stockholders' Equity
Accounts payable	$1.6	$39.6	$354.9	$—	$396.1
Participants' share and royalties payable	—	15.3	762.0	—	777.3
Program rights	5.8	7.1	1,015.1	—	1,028.0
Current portion of long-term debt	—	—	19.5	—	19.5
Accrued expenses and other	538.6	225.9	1,452.5	(40.9)	2,176.1

Total current liabilities	546.0	287.9	3,604.0	(40.9)	4,397.0

Long-term debt	6,798.0	—	197.8	—	6,995.8
Other liabilities	2,074.2	1,741.2	4,850.5	(.8)	8,665.1
Intercompany payables	9,837.1	(7,133.9)	(7,813.0)	5,109.8	—
Minority interest	—	—	.6	—	.6
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,325.1	—	61,434.7	(61,434.7)	44,325.1
Retained earnings (deficit)	(14,845.0)	9,542.5	(19,993.4)	5,741.7	(19,554.2)
Accumulated other comprehensive income (loss)	(184.1)	.1	404.3	(404.4)	(184.1)

	29,296.8	9,665.4	43,109.7	(57,484.3)	24,587.6
Less treasury stock, at cost	1,954.3	—	5,131.0	(5,131.0)	1,954.3

Total Stockholders' Equity	27,342.5	9,665.4	37,978.7	(52,353.3)	22,633.3

Total Liabilities and Stockholders' Equity	$46,597.8	$4,560.6	$38,818.6	$(47,285.2)	$42,691.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$1,543.8	$.5	$1,530.3	$—	$3,074.6
Receivables, net	35.9	18.2	2,769.9	—	2,824.0
Programming and other inventory	6.3	7.1	969.5	—	982.9
Prepaid expenses and other current assets	162.7	70.6	1,037.1	(7.8)	1,262.6

Total current assets	1,748.7	96.4	6,306.8	(7.8)	8,144.1

Property and equipment	55.0	37.4	4,182.2	—	4,274.6
Less accumulated depreciation and amortization	16.3	18.5	1,426.0	—	1,460.8

Net property and equipment	38.7	18.9	2,756.2	—	2,813.8

Programming and other inventory	8.3	61.6	1,595.7	—	1,665.6
Goodwill	100.3	63.0	18,658.2	—	18,821.5
Intangible assets	641.2	—	9,783.8	—	10,425.0
Investments in consolidated subsidiaries	47,259.9	3,974.2	—	(51,234.1)	—
Other assets	204.7	16.2	1,417.9	—	1,638.8

Total Assets	$50,001.8	$4,230.3	$40,518.6	$(51,241.9)	$43,508.8

Liabilities and Stockholders' Equity
Accounts payable	$1.8	$8.1	$492.4	$—	$502.3
Participants' share and royalties payable	—	13.9	753.6	—	767.5
Program rights	7.2	8.4	891.3	—	906.9
Current portion of long-term debt	—	—	15.0	—	15.0
Accrued expenses and other	606.8	119.9	1,489.2	(8.1)	2,207.8

Total current liabilities	615.8	150.3	3,641.5	(8.1)	4,399.5

Long-term debt	6,871.0	—	156.3	—	7,027.3
Other liabilities	3,475.5	802.0	4,274.8	6.2	8,558.5
Intercompany payables	10,803.6	(6,209.6)	(9,651.6)	5,057.6	—
Minority interest	—	—	1.0	—	1.0
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,259.3	—	61,434.8	(61,434.8)	44,259.3
Retained earnings (deficit)	(15,462.5)	9,365.0	(20,952.6)	6,874.2	(20,175.9)
Accumulated other comprehensive income (loss)	(246.3)	(.2)	350.3	(350.1)	(246.3)

	28,551.3	9,487.6	42,096.6	(56,297.6)	23,837.9
Less treasury stock, at cost	315.4	—	—	—	315.4

Total Stockholders' Equity	28,235.9	9,487.6	42,096.6	(56,297.6)	23,522.5

Total Liabilities and Stockholders' Equity	$50,001.8	$4,230.3	$40,518.6	$(51,241.9)	$43,508.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2007
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(527.1)	$(137.1)	$2,194.2	$—	$1,530.0

Investing Activities:
Capital expenditures	—	(10.7)	(195.9)	—	(206.6)
Acquisitions, net of cash acquired	—	—	(309.6)	—	(309.6)
Proceeds from dispositions	296.0	—	9.6	—	305.6
Investments in and advances to affiliated companies	(.1)	—	(43.7)	—	(43.8)
Net receipts from Viacom Inc. related to the Separation	170.0	—	42.2	—	212.2
Other, net	(.8)	—	—	—	(.8)

Net cash flow provided by (used for) investing activities	465.1	(10.7)	(497.4)	—	(43.0)

Financing Activities:
Repayments of notes	(660.0)	—	—	—	(660.0)
Proceeds from issuance of notes	678.0	—	—	—	678.0
Borrowing from banks, including commercial paper, net	—	—	1.9	—	1.9
Payment of capital lease obligations	—	—	(8.2)	—	(8.2)
Purchase of Company common stock	(186.0)	—	(1,416.1)	—	(1,602.1)
Dividends	(313.9)	—	—	—	(313.9)
Proceeds from exercise of stock options	131.7	—	—	—	131.7
Excess tax benefit from stock-based compensation	7.8	—	—	—	7.8
Increase (decrease) in intercompany payables	1,348.3	150.0	(1,498.3)	—	—

Net cash flow provided by (used for) financing activities	1,005.9	150.0	(2,920.7)	—	(1,764.8)

Net increase (decrease) in cash and cash equivalents	943.9	2.2	(1,223.9)	—	(277.8)
Cash and cash equivalents at beginning of period	1,543.8	.5	1,530.3	—	3,074.6

Cash and cash equivalents at end of period	$2,487.7	$2.7	$306.4	$—	$2,796.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(294.5)	$(454.2)	$2,086.2	$—	$1,337.5

Investing Activities:
Capital expenditures	—	(2.0)	(111.2)	—	(113.2)
Acquisitions, net of cash acquired	(47.3)	—	(21.0)	—	(68.3)
Proceeds from dispositions	—	1,081.2	165.8	—	1,247.0
Investments in and advances to affiliated companies	—	—	(.3)	—	(.3)
Net receipts from Viacom Inc. related to the Separation	57.3	—	20.3	—	77.6

Net cash flow provided by investing activities from continuing operations	10.0	1,079.2	53.6	—	1,142.8

Net cash flow used for investing activities from discontinued operations	—	—	(34.5)	—	(34.5)

Net cash flow provided by investing activities	10.0	1,079.2	19.1	—	1,108.3

Financing Activities:
Repayment of notes	(832.0)	—	—	—	(832.0)
Repayments to banks, including commercial paper, net	—	—	(2.8)	—	(2.8)
Payment of capital lease obligations	—	—	(7.2)	—	(7.2)
Purchase of Company common stock	(5.7)	—	—	—	(5.7)
Dividends	(229.9)	—	—	—	(229.9)
Proceeds from exercise of stock options	37.5	—	—	—	37.5
Excess tax benefit from stock-based compensation	.8	—	—	—	.8
Increase (decrease) in intercompany payables	2,336.3	(623.5)	(1,712.8)	—	—

Net cash flow provided by (used for) financing activities	1,307.0	(623.5)	(1,722.8)	—	(1,039.3)

Net increase in cash and cash equivalents	1,022.5	1.5	382.5	—	1,406.5
Cash and cash equivalents at beginning of period	1,153.0	—	502.3	—	1,655.3

Cash and cash equivalents at end of period	$2,175.5	$1.5	$884.8	$—	$3,061.8

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the consolidated financial statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2007 versus Three and Six Months Ended June 30, 2006

Revenues

The tables below present the Company's consolidated revenues by type, net of intercompany eliminations, for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2007		2006		$	%

Advertising sales	$2,432.3	72%	$2,650.7	76%	$(218.4)	(8)%
Television license fees	272.9	8	295.9	9	(23.0)	(8)
Affiliate fees	279.5	8	273.9	8	5.6	2
Publishing	200.3	6	176.0	5	24.3	14
Other	189.9	6	86.6	2	103.3	119

Total Revenues	$3,374.9	100%	$3,483.1	100%	$(108.2)	(3)%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2007		2006		$	%

Advertising sales	$5,125.0	73%	$5,216.2	74%	$(91.2)	(2)%
Television license fees	600.2	8	768.2	11	(168.0)	(22)
Affiliate fees	556.2	8	536.2	8	20.0	4
Publishing	429.6	6	357.1	5	72.5	20
Other	321.7	5	180.8	2	140.9	78

Total Revenues	$7,032.7	100%	$7,058.5	100%	$(25.8)	—%

Advertising sales decreased $218.4 million, or 8%, to $2.43 billion for the three months ended June 30, 2007 and decreased $91.2 million, or 2%, to $5.13 billion for the six months ended June 30, 2007, primarily reflecting decreases at Television and Radio partially offset by increases at Outdoor. Television advertising sales decreased 11% for the second quarter, due to the timing of the semifinals of the NCAA Men's Basketball Tournament, which aired in the first quarter of 2007 versus the second quarter in 2006, and the absence of UPN. Television advertising sales decreased 1% for the six-month period as the absence of UPN and lower political advertising revenues were substantially offset by the 2007 telecast of Super Bowl XLI on CBS Network. Radio advertising sales decreased 12% for the second quarter and 11% for the six-month period reflecting the impact of radio station divestitures and weakness in the radio advertising market. Radio station divestitures negatively impacted the Radio advertising sales comparison by 7% for both the three and six months ended June 30, 2007. Outdoor advertising sales increased 4% for the second quarter and 3% for the six-month period reflecting increases in Europe and Asia of 12% for the second quarter and 10% for the six-month period. Outdoor North America advertising sales remained relatively flat for the quarter and decreased 1% for the six-month period, as growth in U.S. billboards was offset by a decline in U.S. transit and displays due to the non-renewal of transit and street furniture contracts in New York City and Chicago.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television license fees decreased $23.0 million, or 8%, to $272.9 million for the three months ended June 30, 2007 reflecting the absence of the 2006 domestic syndication of Without a Trace. Television license fees decreased $168.0 million, or 22%, to $600.2 million for the six months ended June 30, 2007, principally reflecting the absence of the first quarter 2006 basic cable availability and off-network syndication of Frasier.

Affiliate fees increased $5.6 million, or 2%, to $279.5 million for the three months ended June 30, 2007 and increased $20.0 million, or 4%, to $556.2 million for the six months ended June 30, 2007, primarily driven by rate increases and subscriber growth at Showtime Networks and CSTV Networks.

Publishing revenues increased $24.3 million, or 14%, to $200.3 million for the three months ended June 30, 2007 and increased $72.5 million, or 20%, to $429.6 million for the six months ended June 30, 2007, primarily reflecting higher sales from best-selling Adult group titles.

Other revenues, which include ancillary fees for Television and Radio operations and home entertainment revenues, increased $103.3 million, or 119%, to $189.9 million for the three months ended June 30, 2007 and increased $140.9 million, or 78%, to $321.7 million for the six months ended June 30, 2007, primarily due to increases in home entertainment revenues of $83.4 million and $104.5 million for the second quarter and six-month period, respectively, and increased ancillary revenues from the NCAA Men's Basketball Tournament.

International Revenues

The Company generated approximately 12% of its total revenues from international regions for the three and six months ended June 30, 2007 and 11% for each of the comparable prior-year periods.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type, net of intercompany eliminations, for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2007		2006		$	%

Programming	$666.4	36%	$756.2	40%	$(89.8)	(12)%
Production	538.5	29	525.9	28	12.6	2
Outdoor operations	294.4	16	287.7	15	6.7	2
Publishing operations	130.4	7	121.7	6	8.7	7
Other	212.3	12	218.6	11	(6.3)	(3)

Total Operating Expenses	$1,842.0	100%	$1,910.1	100%	$(68.1)	(4)%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2007		2006		$	%

Programming	$1,830.5	43%	$1,759.6	42%	$70.9	4%
Production	1,123.0	27	1,225.0	29	(102.0)	(8)
Outdoor operations	565.2	13	557.8	13	7.4	1
Publishing operations	286.6	7	248.9	6	37.7	15
Other	432.5	10	410.4	10	22.1	5

Total Operating Expenses	$4,237.8	100%	$4,201.7	100%	$36.1	1%

For the three months ended June 30, 2007, operating expenses decreased $68.1 million, or 4%, to $1.84 billion. For the six months ended June 30, 2007, operating expenses increased $36.1 million, or 1%, to $4.24 billion.

Programming expenses for the three months ended June 30, 2007 decreased $89.8 million, or 12%, to $666.4 million primarily reflecting the absence of UPN and lower sports programming costs, principally associated with the timing of the semifinals of the NCAA Men's Basketball Tournament, partially offset by higher entertainment series costs. For the six months ended June 30, 2007, programming expenses increased $70.9 million, or 4%, to $1.83 billion primarily reflecting the 2007 telecast of Super Bowl XLI on CBS Network partially offset by lower expenses resulting from the absence of UPN.

Production expenses for the three months ended June 30, 2007 increased $12.6 million, or 2%, to $538.5 million primarily reflecting increased costs associated with higher home entertainment revenues, partially offset by lower costs from the absence of UPN. For the six months ended June 30, 2007, production expenses decreased $102.0 million, or 8%, to $1.12 billion primarily reflecting the absence of costs associated with the first quarter 2006 syndication sales of Frasier, partially offset by increased costs associated with higher home entertainment revenues.

Outdoor operations expenses for the three months ended June 30, 2007 increased $6.7 million, or 2%, to $294.4 million and for the six months ended June 30, 2007 increased $7.4 million, or 1%, to $565.2 million primarily due to the unfavorable impact of foreign exchange partially offset by lower transit lease costs, principally reflecting the non-renewal of transit and street furniture contracts in New York City and Chicago.

Publishing operations expenses for the three months ended June 30, 2007 increased $8.7 million, or 7%, to $130.4 million and for the six months ended June 30, 2007 increased $37.7 million, or 15%, to $286.6 million, primarily reflecting increases in cost of book sales driven by higher revenues.

Other operating expenses for the three months ended June 30, 2007 decreased $6.3 million, or 3%, to $212.3 million. For the six months ended June 30, 2007, other operating expenses increased $22.1 million, or 5%, to $432.5 million principally reflecting higher costs associated with digital media and higher marketing costs from the NCAA Men's Basketball Tournament due to higher revenues.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $40.6 million, or 6%, to $673.5 million for the three months ended June 30, 2007 and decreased $62.7 million, or 5%, to $1.30 billion for the six months ended June 30, 2007, primarily reflecting lower expenses due to the absence of UPN and the radio and television stations that have been sold, as well as lower pension and postretirement

Management's Discussion and Analysis of
Results of Operations and Financial Condition

benefits costs. These decreases were partially offset by higher stock-based compensation, increased costs associated with digital media and the unfavorable impact of foreign exchange on expenses. Pension and postretirement benefits costs decreased $16.1 million to $37.5 million for the second quarter and decreased $39.0 million to $74.9 million for the six-month period versus the comparable prior-year periods, primarily due to the recognition of lower actuarial losses and the impact of $250 million of discretionary contributions made during 2006 to pre-fund one of the Company's qualified pension plans. SG&A expenses as a percentage of revenues decreased to 20% for the three months ended June 30, 2007 from 21% for the same prior-year period and decreased to 18% for the six months ended June 30, 2007 from 19% for the same prior-year period.

Depreciation and Amortization

For the three months ended June 30, 2007, depreciation and amortization increased 1% to $109.5 million from $108.6 million. For the six months ended June 30, 2007, depreciation and amortization increased 4% to $224.7 million from $216.6 million, primarily reflecting accelerated depreciation due to the anticipated move of certain television stations out of their current locations.

Interest Expense

For the three months ended June 30, 2007, interest expense increased 3% to $145.5 million from $140.8 million principally resulting from the timing of the refinancing of $700.0 million of senior notes and higher weighted average interest rates. For the six months ended June 30, 2007, interest expense of $285.3 remained flat from $285.1 million for the comparable prior-year period. The Company had $7.02 billion and $7.04 billion of principal amount of debt outstanding (including current maturities) at June 30, 2007 and 2006, respectively, at weighted average interest rates of 7.1% and 7.0%, respectively.

Interest Income

For the three months ended June 30, 2007, interest income increased $15.3 million to $33.8 million and for the six months ended June 30, 2007, increased $42.0 million to $73.1 million, primarily due to higher average cash balances and the timing of the refinancing of $700.0 million of senior notes.

Loss on Early Extinguishment of Debt

For the three and six months ended June 30, 2006, "Loss on early extinguishment of debt" of $2.0 million and $6.0 million, respectively, reflected losses recognized upon the early redemption of $50.0 million of the Company's 6.625% senior notes due 2011, and for the six months, also reflected losses recognized upon the early redemption of $52.2 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

For the three months ended June 30, 2007, "Other items, net" of $4.3 million principally reflected a pre-tax gain of $9.2 million on television and radio station divestitures and a gain of $2.4 million on the sale of an investment, partially offset by losses of $7.8 million associated with securitizing trade receivables. "Other items, net" of $2.8 million for the six months ended June 30, 2007 principally reflected a pre-tax gain of $12.6 million on television and radio station divestitures, foreign exchange gains of $3.4 million and a gain of $2.4 million on the sale of an investment, partially offset by losses of $15.5 million associated with securitizing trade receivables.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended June 30, 2006, "Other items, net" reflected a net loss of $15.2 million principally consisting of losses of $7.8 million associated with securitizing trade receivables and foreign exchange losses of $7.5 million. "Other items, net" reflected a net loss of $18.1 million for the six months ended June 30, 2006 principally consisting of losses of $14.8 million associated with securitizing trade receivables and foreign exchange losses of $3.4 million.

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest. The provision for income taxes for continuing operations was $233.7 million and $118.0 million for the three months ended June 30, 2007 and 2006, respectively, and $437.9 million and $279.2 million for the six months ended June 30, 2007 and 2006, respectively. The Company's effective income tax rate increased to 36.4% and 41.2% for the three and six months ended June 30, 2007, respectively, from 19.3% and 27.9% for the three and six months ended June 30, 2006, respectively. These increases primarily reflect the absence of a 2006 tax benefit of $129.0 million from income tax settlements, partially offset by lower state and foreign income taxes in 2007. The provision for income taxes for 2007 included a net tax benefit of $1.7 million for the three-month period and a net tax provision of $41.8 million for the six-month period from station divestitures and income tax settlements.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

Equity in earnings (loss) of affiliated companies, net of tax, reflects the operating results of the Company's equity investments. For the three months ended June 30, 2007, equity in earnings (loss) of affiliated companies, net of tax, decreased $1.9 million to a loss of $4.9 million and for the six months ended June 30, 2007 decreased $9.8 million to a loss of $6.8 million. Results for the 2007 periods included a non-cash impairment charge associated with an other-than-temporary decline in the market value of one of the Company's investments.

Minority Interest, Net of Tax

Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations of $291.9 million and $284.3 million for the three and six months ended June 30, 2006, respectively, principally reflected the gain on the sale of Paramount Parks, which was sold during the second quarter of 2006.

Net Earnings

The Company reported net earnings of $404.0 million for the three months ended June 30, 2007 versus $781.7 million for the three months ended June 30, 2006 and net earnings of $617.5 million for the six months ended June 30, 2007 versus net earnings of $1.01 billion for the six months ended June 30, 2006.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Segment Results of Operations

 The following tables present the Company's revenues, Segment operating income before depreciation and amortization ("Segment OIBDA"), operating income, and depreciation and amortization by segment, for the three and six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Television	$2,163.0	$2,259.8	$4,736.0	$4,775.5
Radio	463.4	519.1	860.9	953.6
Outdoor	554.2	534.4	1,016.5	986.6
Publishing	200.3	176.0	429.6	357.1
Eliminations	(6.0)	(6.2)	(10.3)	(14.3)

Total Revenues	$3,374.9	$3,483.1	$7,032.7	$7,058.5

Segment OIBDA (a):
Television	$549.5	$535.4	$948.5	$959.1
Radio	187.3	227.9	351.7	398.5
Outdoor	168.3	160.0	268.5	259.1
Publishing	20.1	10.6	43.9	16.4
Corporate	(41.6)	(39.7)	(68.4)	(67.4)
Residual costs	(24.2)	(35.3)	(48.3)	(70.6)
Depreciation and amortization	(109.5)	(108.6)	(224.7)	(216.6)

Total Operating Income	$749.9	$750.3	$1,271.2	$1,278.5

Operating Income:
Television	$506.1	$491.9	$856.2	$874.7
Radio	179.4	219.6	336.2	382.2
Outdoor	115.3	107.9	162.3	152.4
Publishing	18.1	8.2	39.5	11.9
Corporate	(44.8)	(42.0)	(74.7)	(72.1)
Residual costs	(24.2)	(35.3)	(48.3)	(70.6)

Total Operating Income	$749.9	$750.3	$1,271.2	$1,278.5

Depreciation and Amortization:
Television	$43.4	$43.5	$92.3	$84.4
Radio	7.9	8.3	15.5	16.3
Outdoor	53.0	52.1	106.2	106.7
Publishing	2.0	2.4	4.4	4.5
Corporate	3.2	2.3	6.3	4.7

Total Depreciation and Amortization	$109.5	$108.6	$224.7	$216.6

(a)
The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Statement of Financial Accounting Standards ("SFAS") 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net Earnings is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television (CBS Television Network, Television Stations, CBS Paramount Network Television, CBS Television Distribution, Showtime Networks and CSTV Networks)

(Contributed 64% and 67% to consolidated revenues for the three and six months ended June 30, 2007 versus 65% and 68% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$2,163.0	$2,259.8	$4,736.0	$4,775.5

OIBDA	$549.5	$535.4	$948.5	$959.1
Depreciation and amortization	(43.4)	(43.5)	(92.3)	(84.4)

Operating income (OI)	$506.1	$491.9	$856.2	$874.7

OI as a % of revenues	23%	22%	18%	18%
Capital expenditures	$43.5	$29.5	$86.7	$48.4

For the three months ended June 30, 2007, Television revenues decreased $96.8 million, or 4%, to $2.16 billion from $2.26 billion. Revenue comparability during the second quarter of 2007 was negatively impacted by the timing of the semifinals of the NCAA Men's Basketball Tournament, which aired in the first quarter in 2007 versus the second quarter in 2006, the absence of UPN which ceased broadcasting in September 2006, and television station divestitures. In aggregate, these items negatively impacted the Television revenue comparison by approximately 7%. Advertising revenues decreased 11% for the second quarter primarily due to these same three factors and lower political advertising sales. Television license fees are down 8% for the second quarter versus the prior year primarily due to the absence of the 2006 domestic syndication of Without a Trace. Home entertainment revenues increased $83.4 million over the second quarter of 2006 as the Company is in the second year of a third party distribution arrangement which provides the Company with revenues after recoupment of upfront distribution costs incurred by the third party distributor. For the six months ended June 30, 2007, Television revenues decreased $39.5 million, or 1%, to $4.74 billion from $4.78 billion primarily due to lower television license fees and advertising revenues, partially offset by $104.5 million higher home entertainment revenues and higher affiliate revenues. Television license fees decreased 22% principally from the absence of the 2006 basic cable availability and off-network syndication of Frasier. Advertising revenues decreased 1% for the six-month period as the absence of UPN and lower political advertising sales were substantially offset by the 2007 telecast of Super Bowl XLI on CBS Network. For the six months, affiliate revenues were up 4% reflecting rate increases and subscriber growth at both Showtime Networks and CSTV Networks.

For the three months ended June 30, 2007, Television operating income increased $14.2 million, or 3%, to $506.1 million and OIBDA increased $14.1 million, or 3%, to $549.5 million. These increases reflect profits on higher home entertainment revenues and the absence of the $24.0 million of costs related to the shutdown of UPN in 2006, partially offset by higher entertainment series costs and lower political advertising sales. For the six months ended June 30, 2007, operating income decreased $18.5 million, or 2%, to $856.2 million and OIBDA decreased $10.6 million, or 1%, to $948.5 million. These decreases are primarily due to the absence of the 2006 syndication sales of Frasier and lower political advertising revenues, partially offset by profits on higher home entertainment revenues and the absence of costs relating to the shutdown of UPN. Included in Television expenses is stock-based compensation of $14.8 million and $25.1 million for the three and six months ended June 30, 2007, respectively, versus $8.5 million and $14.3 million for the same prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Capital expenditures increased $14.0 million to $43.5 million for the second quarter of 2007 and increased $38.3 million to $86.7 million for the six-month period, principally reflecting increased spending for television facilities.

On May 30, 2007, the Company acquired Last.fm, a global, community-based, music discovery network, for approximately $280 million. Last.fm has been included as part of the Television segment since the date of acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible net assets acquired was allocated to goodwill. The final allocation of the purchase price will be based on an evaluation of the fair value of the assets acquired and liabilities assumed.

On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, valued at $64.0 million, and $169.8 million in cash was exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. In connection with the exchange, the Company recorded a pre-tax gain of $14.6 million in "Other items, net" on the Consolidated Statements of Operations for the three and six months ended June 30, 2007.

On April 4, 2007, the Company completed the acquisition of MaxPreps, an online high school sports network, for $43.0 million. MaxPreps has been included as part of the Television segment since the date of acquisition.

On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million. On February 7, 2007, the Company announced that it entered into an agreement to sell seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. This transaction is subject to FCC approval and customary closing conditions, and is expected to close in the fourth quarter of 2007.

During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in SG&A expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. As of June 30, 2007, the Company paid $7.2 million of the restructuring charges, of which $6.7 million was paid during the six months ended June 30, 2007.

The CW, a broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. As of June 30, 2007 the Company paid $6.1 million of the shutdown costs, of which $1.7 million was paid during the six months ended June 30, 2007.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Radio (CBS Radio)

(Contributed 14% and 12% to consolidated revenues for the three and six months ended June 30, 2007 and 15% and 14% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$463.4	$519.1	$860.9	$953.6

OIBDA	$187.3	$227.9	$351.7	$398.5
Depreciation and amortization	(7.9)	(8.3)	(15.5)	(16.3)

Operating income (OI)	$179.4	$219.6	$336.2	$382.2

OI as a % of revenues	39%	42%	39%	40%
Capital expenditures	$10.8	$14.9	$17.9	$24.4

For the three and six months ended June 30, 2007, Radio revenues decreased $55.7 million, or 11%, to $463.4 million, and $92.7 million, or 10%, to $860.9 million, respectively. These decreases reflected the impact of the previously announced radio station sales in ten markets as well as weakness in the radio advertising market. The station divestitures negatively impacted the Radio revenue comparison by 6% for both the three and six months ended June 30, 2007. Radio receives affiliation and other fees and consideration for management services provided to Westwood One, Inc. ("Westwood One"), an affiliated company. Revenues from these arrangements were $12.8 million and $26.0 million for the three and six months ended June 30, 2007, respectively, versus $14.4 million and $29.8 million for the comparable prior-year periods. In April 2007, CBS Radio and Westwood One entered into a non-binding letter of intent for the termination of management and representation arrangements and modification and extension of certain arrangements involving commercial inventory distribution and radio programming, among others, subject to execution of definitive agreements, corporate approvals and approvals by Westwood One stockholders, other than CBS Radio and its affiliates.

For the three months ended June 30, 2007, Radio operating income decreased $40.2 million, or 18%, to $179.4 million and OIBDA decreased $40.6 million, or 18%, to $187.3 million. For the six months, operating income decreased $46.0 million, or 12%, to $336.2 million and OIBDA decreased $46.8 million, or 12%, to $351.7 million. These decreases were due primarily to the revenue decline noted above partially offset by lower expenses. Operating expenses decreased 1% for the quarter and 3% for the six months and SG&A expenses decreased 8% for the quarter and 12% for the six months. The decreases in operating and SG&A expenses reflected the absence of expenses for divested stations. Included in total Radio expenses is stock-based compensation of $5.0 million and $8.4 million for the three and six months ended June 30, 2007, respectively, versus $3.4 million and $5.4 million for the same prior-year periods.

During the first half of 2007, the Company completed the previously announced sales of its radio stations in Kansas City, Columbus, Fresno, Greensboro and San Antonio for total cash proceeds of $281.4 million, resulting in pre-tax losses of $5.4 million and $2.0 million included in "Other items, net" on the Consolidated Statements of Operations for the three and six months ended June 30, 2007, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Outdoor (CBS Outdoor)

 (Contributed 16% and 14% to consolidated revenues for the three and six months ended June 30, 2007 and 15% and 14% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$554.2	$534.4	$1,016.5	$986.6

OIBDA	$168.3	$160.0	$268.5	$259.1
Depreciation and amortization	(53.0)	(52.1)	(106.2)	(106.7)

Operating income (OI)	$115.3	$107.9	$162.3	$152.4

OI as a % of revenues	21%	20%	16%	15%
Capital expenditures	$49.3	$20.5	$87.2	$36.9

For the three and six months ended June 30, 2007, Outdoor revenues increased $19.8 million, or 4%, to $554.2 million, and $29.9 million, or 3%, to $1.02 billion, respectively. For the second quarter, the revenue increase reflected growth of 12% in Europe and Asia, principally due to favorable foreign exchange rate changes and growth in the U.K. North America revenues remained relatively flat for the quarter, as growth of 11% in the U.S. billboards business was offset by a decrease of 29% in U.S. transit and displays, principally reflecting the non-renewal of transit and street furniture contracts in New York City and Chicago. For the six months, the revenue increase reflected growth of 10% in Europe and Asia, driven by favorable foreign exchange rate changes, partially offset by a decline of 1% in North America. The revenue decrease in North America reflected a decline of 27% in U.S. transit and displays, due primarily to the non-renewal of the aforementioned contracts, partially offset by growth of 10% in U.S. billboards. The favorable net impact of foreign exchange rate fluctuations on total Outdoor revenues was approximately $16 million and $31 million for the three and six months ended June 30, 2007, respectively. Approximately 47% and 44% of Outdoor's revenues were generated from international regions for the three months ended June 30, 2007 and 2006, respectively, and 47% and 45% for the six months ended June 30, 2007 and 2006, respectively.

For the three months ended June 30, 2007, Outdoor operating income increased $7.4 million, or 7%, to $115.3 million and OIBDA increased $8.3 million, or 5%, to $168.3 million. For the six months, operating income increased $9.9 million, or 6%, to $162.3 million and OIBDA increased $9.4 million, or 4%, to $268.5 million. For the second quarter and six months, the increases in operating income and OIBDA reflected growth in North America partially offset by a decline in Europe and Asia. For the quarter, North America operating income and OIBDA increased 16% to $97.5 million and 12% to $143.6 million, respectively, and for the six months, North America operating income and OIBDA increased 25% to $145.4 million and 13% to $236.9 million, respectively, led by the strong performance of the U.S. billboards business. For the quarter, Europe and Asia operating income and OIBDA decreased 26% to $17.8 million and 21% to $24.7 million, respectively, and for the six months, Europe and Asia operating income and OIBDA decreased 53% to $16.9 million and 37% to $31.6 million, respectively, principally reflecting higher transit lease costs in the U.K. Total Outdoor operating expenses increased 2% for the quarter and 1% for the six months, as the unfavorable impact of foreign exchange on expenses was partially offset by lower transit lease costs, reflecting the non-renewal of certain U.S. transit contracts partially offset by higher transit lease costs in the U.K. SG&A expenses increased 5% for the quarter and 8% for the six months principally due to the unfavorable impact of foreign exchange on expenses, higher employee-related costs and increased professional fees. Included

Management's Discussion and Analysis of
Results of Operations and Financial Condition

in total Outdoor expenses is stock-based compensation of $1.2 million and $2.3 million for the three and six months ended June 30, 2007, respectively, versus $.9 million and $1.4 million for the same prior-year periods.

Capital expenditures increased $28.8 million to $49.3 million for the second quarter of 2007 and increased $50.3 million to $87.2 million for the six-month period, principally reflecting increased spending for transit contracts in the U.K.

Publishing (Simon & Schuster)

 (Contributed 6% to consolidated revenues for the three and six months ended June 30, 2007 and 5% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$200.3	$176.0	$429.6	$357.1

OIBDA	$20.1	$10.6	$43.9	$16.4
Depreciation and amortization	(2.0)	(2.4)	(4.4)	(4.5)

Operating income (OI)	$18.1	$8.2	$39.5	$11.9

OI as a % of revenues	9%	5%	9%	3%
Capital expenditures	$3.1	$1.2	$4.1	$1.5

For the three and six months ended June 30, 2007, Publishing revenues increased $24.3 million, or 14%, to $200.3 million and $72.5 million, or 20%, to $429.6 million, respectively. These increases were driven by higher sales, principally reflecting contributions from 2007 best-selling Adult group titles. Top titles for the first half of 2007 included The Secret by Rhonda Byrne, I Heard That Song Before by Mary Higgins Clark, Einstein by Walter Isaacson and Blaze by Stephen King writing as Richard Bachman.

For the three months ended June 30, 2007, Publishing operating income increased $9.9 million to $18.1 million and OIBDA increased $9.5 million to $20.1 million, respectively, and for the six months, operating income increased $27.6 million to $39.5 million and OIBDA increased $27.5 million to $43.9 million, respectively. These increases reflected the revenue increases noted above partially offset by higher expenses. Operating expenses increased 7% for the quarter and 15% for the six-month period, primarily due to higher production and royalty expenses relating to the revenue increases. SG&A expenses increased 14% for the quarter and 8% for the six-month period, primarily reflecting higher advertising expenses. For the quarter, this increase also reflected higher employee-related costs. Included in total Publishing expenses is stock-based compensation of $.9 million and $1.6 million for the three and six months ended June 30, 2007, respectively, versus $.5 million and $.8 million for the same prior-year periods.

Financial Position

 Current assets decreased $715.3 million to $7.43 billion at June 30, 2007 from $8.14 billion at December 31, 2006 primarily due to decreases in cash and cash equivalents, receivables and programming and other inventory. The decrease in cash and cash equivalents of $277.8 million principally reflected the purchase of Company common stock for $1.60 billion, acquisitions and capital expenditures, partially offset by cash flow from operations and proceeds from radio station divestitures. The decrease in receivables and programming and other inventory is due to the timing of receivable

Management's Discussion and Analysis of
Results of Operations and Financial Condition

collections and investments in programming. The allowance for doubtful accounts as a percentage of receivables was 5.5% at June 30, 2007 compared with 5.1% at December 31, 2006, principally due to a lower gross receivable balance, primarily reflecting the television broadcasting seasonality. At June 30, 2006, the allowance for doubtful accounts as a percentage of receivables was 5.5%.

Net property and equipment of $2.81 billion at June 30, 2007 decreased slightly from December 31, 2006, reflecting depreciation expense of $178.5 million and a decrease of $32.5 million primarily from dispositions, substantially offset by capital expenditures of $206.6 million.

Goodwill increased $201.3 million to $19.02 billion at June 30, 2007 from $18.82 billion at December 31, 2006, primarily reflecting acquisitions of $331.2 million, principally due to the acquisition of Last.fm, and foreign currency translation adjustments, partially offset by television and radio station divestitures of $168.4 million.

Intangible assets, principally consisting of FCC licenses and leasehold and franchise agreements, decreased by $170.7 million to $10.25 billion at June 30, 2007 from $10.43 billion at December 31, 2006, principally due to the radio station divestitures and amortization expense of $46.2 million.

Current liabilities of $4.40 billion at June 30, 2007 remained relatively flat with December 31, 2006, primarily reflecting higher program rights obligations, partially offset by decreases in accounts payable and accrued compensation due to the timing of payments.

Cash Flows

Cash and cash equivalents decreased by $277.8 million for the six months ended June 30, 2007. The change in cash and cash equivalents was as follows:

	Six Months Ended June 30,
	2007	2006

Cash provided by operating activities from:
Continuing operations	$1,530.0	$1,304.5
Discontinued operations	—	33.0

Cash provided by operating activities	1,530.0	1,337.5

Cash provided by (used for) investing activities from:
Continuing operations	(43.0)	1,142.8
Discontinued operations	—	(34.5)

Cash provided by (used for) investing activities	(43.0)	1,108.3

Cash used for financing activities from:
Continuing operations	(1,764.8)	(1,039.3)
Discontinued operations	—	—

Cash used for financing activities	(1,764.8)	(1,039.3)

Net increase (decrease) in cash and cash equivalents	$(277.8)	$1,406.5

Operating Activities.    Cash provided by operating activities from continuing operations of $1.53 billion for the six months ended June 30, 2007 increased $225.5 million, or 17%, from $1.30 billion in the same prior-year period reflecting higher net changes in operating assets and liabilities, net of effects of acquisitions, primarily due to higher sports programming amortization, the absence of a 2006 non-cash tax benefit of $129.0 million from income tax settlements, and the absence of a $50 million discretionary contribution made during the first quarter of 2006 to pre-fund one of the Company's qualified pension plans, partially offset by lower net earnings from continuing operations.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cash paid for income taxes for the six months ended June 30, 2007 was $373.9 million versus $401.9 million for the six months ended June 30, 2006. Cash taxes for the full year 2007 are anticipated to be approximately $675 million to $725 million.

Investing Activities.    Cash used for investing activities of $43.0 million for the six months ended June 30, 2007 principally reflected acquisitions of $309.6 million, primarily consisting of the acquisitions of Last.fm, MaxPreps and outdoor advertising properties, capital expenditures of $206.6 million and the investment in several new interactive initiatives. These increases were partially offset by proceeds from dispositions of $305.6 million, primarily from the radio station divestitures, and net receipts of $212.2 million from Viacom Inc. relating to the Separation. Cash provided by investing activities of $1.14 billion for the six months ended June 30, 2006 principally reflected proceeds of $1.24 billion from the sale of Paramount Parks and net receipts from Viacom Inc. related to the Separation of $77.6 million, partially offset by capital expenditures of $113.2 million and acquisitions of $68.3 million, primarily consisting of the acquisition of CSTV Networks. Capital expenditures increased $93.4 million to $206.6 million for the six months ended June 30, 2007, principally reflecting increased spending for Outdoor transit contracts in the U.K. and television facilities.

Financing Activities.    Cash used for financing activities of $1.76 billion for the six months ended June 30, 2007 principally reflected the purchase of Company common stock for $1.60 billion, the repayment of notes of $660.0 million and dividend payments of $313.9 million, partially offset by proceeds from the issuance of notes of $678.0 million and proceeds from the exercise of stock options of $131.7 million. Cash used for financing activities of $1.04 billion for the six months ended June 30, 2006 primarily reflected the repayment of notes of $832.0 million and dividend payments of $229.9 million, partially offset by proceeds from the exercise of stock options of $37.5 million.

Cash Dividends and Purchase of Company Stock

 On May 23, 2007, the Company announced a quarterly cash dividend of $.22 per share on CBS Corp. Class A and Class B Common Stock. The total dividend was $161.7 million of which $158.4 million was paid on July 1, 2007 and $3.3 million was accrued to be paid upon vesting of restricted shares and RSUs. During the second quarter of 2007, the Company paid $160.0 million to stockholders for the dividend declared on February 27, 2007 and for dividend payments on RSUs that vested during the second quarter of 2007. Dividend declarations during 2007 and 2006 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, valued at $64.0 million, and $169.8 million in cash was exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation.

On March 6, 2007, the Company repurchased approximately 47.3 million shares of CBS Corp. Class B Common Stock for $1.42 billion, subject to adjustment, through an accelerated share repurchase ("ASR") transaction. Based on current market prices, the Company currently anticipates that the adjustment to the ASR will result in a payment of approximately $120 million during the third quarter of 2007.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Capital Structure

 The following table sets forth the Company's long-term debt:

	At June 30, 2007	At December 31, 2006

Notes payable to banks	$5.1	$3.1
Senior debt (4.625%–8.875% due 2007–2056)	6,945.4	7,006.2
Other notes	.8	.8
Obligations under capital leases	107.0	115.2

Total debt	7,058.3	7,125.3
Less discontinued operations debt (a)	43.0	83.0

Total debt from continuing operations	7,015.3	7,042.3
Less current portion	19.5	15.0

Total long-term debt from continuing operations, net of current portion	$6,995.8	$7,027.3

    (a)
    Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

As of June 30, 2007 and December 31, 2006, the Company's debt balances included (i) a net unamortized premium of $27.7 million and $29.1 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $76.8 million and $17.5 million, respectively.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

On May 1, 2007, the Company redeemed, at maturity, all of its outstanding 5.625% senior notes due 2007 for $700.0 million.

On March 27, 2007, CBS Corp. issued $700.0 million of 6.750% senior notes due 2056. Interest on these senior notes will be paid quarterly. The senior notes are fully and unconditionally guaranteed by CBS Operations Inc., a wholly owned subsidiary of CBS Corp. and are redeemable, at the Company's option, at any time on or after March 27, 2012, at their principal amount plus accrued interest.

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

Credit Facility

 As of June 30, 2007, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At June 30, 2007, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of June 30, 2007, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.80 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Accounts Receivable Securitization Programs

 As of June 30, 2007, the Company had an aggregate of $550.0 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of June 30, 2007, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

 The Company believes that its operating cash flows ($1.53 billion for the six months ended June 30, 2007), cash and cash equivalents ($2.80 billion at June 30, 2007), borrowing capacity under its committed bank facility (which consisted of an unused revolving Credit Facility of $2.80 billion at June 30, 2007), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments, and dividend and other financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film programming, and talent contracts will come primarily from cash flow from operations.

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

Off-Balance Sheet Arrangements

 Prior to the Separation of Former Viacom into CBS Corp. and Viacom Inc., Former Viacom had entered into guarantees with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; Famous Players theater leases; certain UCI theater leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC. In

Management's Discussion and Analysis of
Results of Operations and Financial Condition

connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to these guarantees.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $413.8 million at June 30, 2007 and are not recorded on the Consolidated Balance Sheet as of June 30, 2007.

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

Legal Matters

Shareholder Derivative Lawsuits and Demands. Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors at the time the actions were filed, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston was formerly Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above-named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company's appeal from that decision was argued on January 5, 2007, and the court reserved decision. The trial court proceedings have been stayed pending the resolution of the Company's appeal. On January 23, 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in the earlier actions, and was consolidated with In re Viacom Inc. Shareholders Derivative Litigation. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. In January 2007, the parties reached an agreement in principle to settle all of these actions. In April 2007, the parties executed a Stipulation of Settlement, which resolves all of these actions. The Stipulation of Settlement remains subject to court approval. The Company believes that the plaintiffs' positions in these actions are without merit and, if the settlement is not approved, it intends to vigorously defend itself in the litigation.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2007, the Company had pending approximately 72,890 asbestos claims, as compared with approximately 73,310 as of December 31, 2006 and approximately 94,730 as of June 30, 2006. Of the claims pending as of June 30, 2007, approximately 48,220 were pending in state courts, 21,140 in federal courts and, additionally, approximately 3,530 were third party claims pending in state courts. During the second quarter of 2007, the Company received approximately 1,490 new claims and closed or moved to an inactive docket approximately 1,110 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2006 and 2005 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $5.7 million and $37.2 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at June 30, 2007. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to historical and predecessor operations of the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and

Management's Discussion and Analysis of
Results of Operations and Financial Condition

product liability claims (other than asbestos) arising from historical operations of the Company and its predecessors.

 Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. On May 31, 2006, the FCC denied the Company's petition for reconsideration. On July 28, 2006, the Company filed a Petition for Review of the forfeiture and denial of reconsideration with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture under protest so that the Company could bring an appeal. The Company has appealed the Super Bowl decision in the U.S. Court of Appeals for the Third Circuit and oral argument is scheduled for September 11, 2007.

On March 15, 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture of $32,500 against each of these stations, totaling $260,000 for the Company's owned stations. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue a forfeiture. That decision and others were appealed to the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. The Court initially remanded the matter to the FCC at the request of the FCC, and, on November 6, 2006, the FCC issued a decision reversing the part of its decision that found The Early Show broadcast to be indecent. However, the FCC affirmed its findings that the broadcast of fleeting and isolated expletives on another broadcast network was indecent. In June 2007, the Court vacated the FCC's "fleeting expletive" policy on the ground that the FCC failed to articulate a reasoned basis for a change in its longstanding approach in this area, and was therefore impermissibly arbitrary and capricious. The Court remanded the case to the FCC for further proceedings consistent with the Court's opinion. New legislation has been introduced in Congress which would, if it becomes law, have the effect of purporting to make future "fleeting expletives" indecent under the FCC's jurisdiction. Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation from $32,500 to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which new maximum amounts became effective on July 20, 2007.

On an ongoing basis, the Company defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., Viacom Inc. has agreed to defend and indemnify the Company in certain litigation in which the Company is named.

Related Parties

 National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both

Management's Discussion and Analysis of
Results of Operations and Financial Condition

CBS Corp. and Viacom Inc. At June 30, 2007, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 78% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 12% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

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

On June 29, 2007, the Company entered into an agreement to purchase the shares of CBS Corp. Class A and Class B Common Stock held in the Viacom Inc. 401(k) Plan and Viacom Inc. entered into an agreement to purchase the shares of Viacom Inc. class A and class B common stock held in the 401(k) plans sponsored by the Company. During July 2007, pursuant to these agreements, the Company purchased 869,145 shares of CBS Corp. Class A and Class B Common Stock for $29.8 million and Viacom Inc. purchased 2,823,178 shares of Viacom Inc. class A and class B common stock for $120.0 million.

CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $86.0 million and $27.4 million for the three months ended June 30, 2007 and 2006, respectively and $131.6 million and $42.8 million for the six months ended June 30, 2007 and 2006, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as programming inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $36.8 million and $45.8 million for the three months ended June 30, 2007 and 2006, respectively, and $83.8 million and $78.0 million for the six months ended June 30, 2007 and 2006, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At June 30, 2007	At December 31, 2006

Amounts due from Viacom Inc.
Receivables	$157.9	$187.2
Other assets (Receivables, noncurrent)	212.1	260.7

Total amounts due from Viacom Inc.	$370.0	$447.9

Amounts due to Viacom Inc.
Accounts payable	$4.2	$5.2
Program rights	64.0	56.1
Other liabilities (Program rights, noncurrent)	28.3	10.7

Total amounts due to Viacom Inc.	$96.5	$72.0

 Other Related Parties.    The Company owned approximately 19% of Westwood One as of June 30, 2007, which is accounted for by the Company as an equity investment. One member of Westwood One's board of directors is an officer of CBS Radio. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. CBS Television also has arrangements with Westwood One to provide news and sports programming to Westwood One. Revenues from these arrangements were approximately $16.9 million and $20.3 million for the three months ended June 30, 2007 and 2006, respectively, and $35.2 million and $40.8 million for the six months ended June 30, 2007 and 2006, respectively.

In April 2007, CBS Radio and Westwood One entered into a non-binding letter of intent for the termination, or modification and extension of these arrangements for a term expiring on March 31, 2017, subject to execution of definitive agreements, corporate approvals and approval by Westwood One, other than CBS Radio and its affiliates. The arrangements contemplated by the letter of intent include termination of the Management Agreement and Representation Agreement; relinquishment of all seats on the Westwood One board of directors; maintenance of the same level of Westwood One commercial inventory on CBS Radio stations, subject to adjustments; extension of the News Programming and Trademark Licensing Agreements; and continuation of compensation arrangements subject to potential annual increases or decreases based upon audience delivery and commercial inventory clearance by CBS Radio.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

Total unrecognized tax benefits at the date of adoption of FIN 48 were $227.3 million, of which $184.5 million would affect the Company's effective income tax rates, if and when recognized in future years. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. Since it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company cannot reasonably predict the periods in which cash payments relating to its unrecognized tax benefits are expected to occur. For tax positions as of the date of adoption of FIN 48, the Company does not expect the total amount of unrecognized tax benefits to significantly change during 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

 There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended June 30, 2007. During the second quarter of 2007, the Company did not purchase any shares under its publicly announced programs which had remaining authorization of $679.2 million.

(In millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share

April 1, 2007–April 30, 2007	7.6(1)	$30.80
May 1, 2007–May 31, 2007	—	—
June 1, 2007–June 30, 2007	—	—

Total	7.6	$30.80

(1)
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

Item 4. Submission of Matters to a Vote of Security Holders.

 The Annual Meeting of Stockholders of CBS Corporation was held on May 23, 2007. The following matters were voted on at the meeting: (i) the election of 14 directors, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for CBS Corporation for fiscal year 2007, and (iii) a proposal from the floor at the Annual Meeting requesting a review by the Company's board of directors of certain matters related to Simon & Schuster.

(i)
The entire nominated board of directors was elected and the Inspector of Election certified that the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld

David R. Andelman	59,930,287	90,658

Joseph A. Califano, Jr.	59,942,043	78,902

William S. Cohen	59,766,075	254,870

Gary L. Countryman	59,945,533	75,413

Charles K. Gifford	59,767,414	253,532

Leonard Goldberg	59,947,748	73,197

Bruce S. Gordon	59,769,802	251,143

Linda M. Griego	59,945,690	75,256

Arnold Kopelson	59,926,315	94,631

Leslie Moonves	59,928,937	92,008

Doug Morris	59,946,256	74,690

Shari Redstone	59,918,703	102,242

Sumner M. Redstone	59,918,361	102,584

Frederic V. Salerno	59,948,963	71,982

(ii)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for CBS Corporation for fiscal year 2007 were as follows:

For:	Against:	Abstentions:
59,965,045	32,666	23,233
(iii)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the floor proposal at the Annual Meeting requesting a review by the Company's board of directors of certain matters related to Simon & Schuster were as follows:

For:	Against:	Abstentions:
100	60,020,845	0

Item 6. Exhibits.

Exhibit No.	Description of Document
(3)	Articles of Incorporation and By-laws
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
(10)	Material Contracts
(a)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through May 23, 2007) (filed herewith).
(b)	Summary of CBS Corporation Compensation for Outside Directors (filed herewith).
(12)	Statement Regarding Computation of Ratios (filed herewith)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 1350 Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBS CORPORATION (Registrant)
Date:	August 2, 2007	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer
Date:	August 2, 2007	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(3)	Articles of Incorporation and By-laws
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
(10)	Material Contracts
(a)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through May 23, 2007) (filed herewith).
(b)	Summary of CBS Corporation Compensation for Outside Directors (filed herewith).
(12)	Statement Regarding Computation of Ratios (filed herewith)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 1350 Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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