Form 10-Q
period 2007-09-30
CBS CORP
filed 2007-11-05
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

Number of shares of common stock outstanding at October 31, 2007:

        Class A Common Stock, par value $.001 per share—59,582,073

        Class B Common Stock, par value $.001 per share—625,461,052

CBS CORPORATION
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

Revenues		$3,281.4		$3,378.8		$10,314.1		$10,437.3

Expenses:
Operating		1,855.0		1,921.9		6,092.8		6,123.6
Selling, general and administrative		668.8		701.0		1,967.8		2,062.7
Depreciation and amortization		111.8		109.5		336.5		326.1

Total expenses		2,635.6		2,732.4		8,397.1		8,512.4

Operating income		645.8		646.4		1,917.0		1,924.9
Interest expense		(141.7)		(140.1)		(427.0)		(425.2)
Interest income		30.0		41.4		103.1		72.5
Loss on early extinguishment of debt		—		—		—		(6.0)
Other items, net		(8.3)		(9.2)		(5.5)		(27.3)

Earnings from continuing operations before income taxes, equity in loss of affiliated companies and minority interest		525.8		538.5		1,587.6		1,538.9
Provision for income taxes		(172.5)		(208.4)		(610.4)		(487.6)
Equity in loss of affiliated companies, net of tax		(13.0)		(6.1)		(19.8)		(3.1)
Minority interest, net of tax		(.1)		(.4)		.3		(.3)

Net earnings from continuing operations		340.2		323.6		957.7		1,047.9

Discontinued operations (Note 4):
Earnings (loss) from discontinued operations before income taxes		(17.0)		—		(17.0)		453.5
(Provision) benefit for income taxes		20.1		(6.7)		20.1		(175.9)

Net earnings (loss) from discontinued operations		3.1		(6.7)		3.1		277.6

Net earnings		$343.3		$316.9		$960.8		$1,325.5

Basic earnings per common share:
Net earnings from continuing operations		$.48		$.42		$1.32		$1.37
Net earnings (loss) from discontinued operations		$—		$(.01)		$—		$.36
Net earnings		$.49		$.41		$1.32		$1.73
Diluted earnings per common share:
Net earnings from continuing operations		$.48		$.42		$1.30		$1.36
Net earnings (loss) from discontinued operations		$—		$(.01)		$—		$.36
Net earnings		$.48		$.41		$1.30		$1.72
Weighted average number of common shares outstanding:
Basic		707.1		766.0		728.0		764.5
Diluted		715.4		774.2		736.5		770.2
Dividends per common share	$	..25	$	..20	$	..69	$	..54

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At September 30, 2007	At December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,226.0	$3,074.6
Receivables, less allowances of $147.5 (2007) and $152.6 (2006)	2,592.9	2,824.0
Programming and other inventory (Note 6)	792.2	982.9
Deferred income tax assets, net	307.7	307.7
Prepaid expenses and other current assets	664.3	757.3
Current assets of discontinued operations (Note 4)	160.2	197.6

Total current assets	5,743.3	8,144.1

Property and equipment:
Land	338.7	343.7
Buildings	638.7	582.3
Capital leases	215.9	207.3
Advertising structures	1,738.2	1,619.0
Equipment and other	1,650.1	1,522.3

	4,581.6	4,274.6
Less accumulated depreciation and amortization	1,737.1	1,460.8

Net property and equipment	2,844.5	2,813.8

Programming and other inventory (Note 6)	1,645.9	1,665.6
Goodwill (Note 5)	19,081.5	18,821.5
Intangible assets (Note 5)	10,240.4	10,425.0
Other assets	1,465.2	1,553.2
Assets of discontinued operations (Note 4)	80.9	85.6

Total Assets	$41,101.7	$43,508.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$375.6	$502.3
Accrued compensation	301.2	375.3
Participants' share and royalties payable	614.3	767.5
Program rights	974.9	906.9
Current portion of long-term debt (Note 8)	19.8	15.0
Accrued expenses and other current liabilities	1,953.5	1,813.8
Current liabilities of discontinued operations (Note 4)	23.9	18.7

Total current liabilities	4,263.2	4,399.5

Long-term debt (Note 8)	7,035.9	7,027.3
Pension and postretirement benefit obligations	1,989.3	1,993.3
Deferred income tax liabilities, net	2,372.3	2,310.7
Other liabilities	3,628.1	3,595.6
Liabilities of discontinued operations (Note 4)	613.7	658.9
Commitments and contingencies (Note 12)
Minority interest	1.1	1.0
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 59.9 (2007) and 61.5 (2006) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 726.4 (2007) and 715.5 (2006) shares issued	.7	.7
Additional paid-in capital	44,228.0	44,259.3
Accumulated deficit	(19,211.0)	(20,175.9)
Accumulated other comprehensive loss (Note 1)	(116.4)	(246.3)

	24,901.4	23,837.9
Less treasury stock, at cost; 114.7 (2007) and 8.6 (2006) Class B Shares	3,703.3	315.4

Total Stockholders' Equity	21,198.1	23,522.5

Total Liabilities and Stockholders' Equity	$41,101.7	$43,508.8

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2007	2006

Operating Activities:
Net earnings	$960.8	$1,325.5
Less: Net earnings from discontinued operations	3.1	277.6

Net earnings from continuing operations	957.7	1,047.9
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	336.5	326.1
Stock-based compensation	80.8	51.7
Equity in loss of affiliated companies, net of tax	19.8	3.1
Distributions from affiliated companies	4.9	9.8
Change in assets and liabilities, net of effects of acquisitions	491.4	380.2

Net cash flow provided by operating activities from continuing operations	1,891.1	1,818.8

Net cash flow from (used for) operating activities attributable to discontinued operations	4.8	(74.0)

Net cash flow provided by operating activities	1,895.9	1,744.8

Investing Activities:
Capital expenditures	(302.2)	(195.7)
Acquisitions, net of cash acquired	(329.1)	(75.3)
Proceeds from dispositions	346.3	1,262.9
Investments in and advances to affiliated companies	(20.9)	(48.6)
Net receipts from Viacom Inc. related to the Separation	174.9	28.4
Other, net	(1.2)	(.8)

Net cash flow (used for) provided by investing activities from continuing operations	(132.2)	970.9

Net cash flow used for investing activities attributable to discontinued operations	—	(34.5)

Net cash flow (used for) provided by investing activities	(132.2)	936.4

Financing Activities:
Repayment of notes	(660.0)	(832.0)
Proceeds from issuance of notes	678.0	—
Borrowings from (repayments to) banks, including commercial paper, net	1.9	(4.5)
Payment of capital lease obligations	(12.6)	(10.9)
Purchase of Company common stock	(3,351.3)	(6.1)
Dividends	(472.4)	(365.8)
Proceeds from exercise of stock options	195.2	58.0
Excess tax benefit from stock-based compensation	8.9	1.4

Net cash flow used for financing activities	(3,612.3)	(1,159.9)

Net (decrease) increase in cash and cash equivalents	(1,848.6)	1,521.3
Cash and cash equivalents at beginning of period	3,074.6	1,655.3

Cash and cash equivalents at end of period	$1,226.0	$3,176.6

Supplemental disclosure of cash flow information
Cash paid for interest	$(432.4)	$(432.7)
Cash paid for income taxes	$(427.9)	$(559.4)
Non-cash investing and financing activities:
Non-cash purchase of Company common stock (Note 3)	$(64.0)	$—
Equipment acquired under capitalized leases	$9.6	$.1
Acquisition of CSTV Networks:
Fair value of assets acquired	$—	$350.3
Fair value of liabilities assumed	—	(30.3)
Cash paid, net of cash acquired	—	(47.3)

Impact on Stockholders' Equity	$—	$272.7

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted shares and restricted stock units ("RSUs") and the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For both the three and nine months ended September 30, 2007, stock options to purchase 11.7 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2006, respectively, stock options to purchase 32.8 million and 36.6 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Weighted average shares for basic EPS	707.1	766.0	728.0	764.5
Dilutive effect of shares issuable under stock-based compensation plans	8.3	8.2	8.5	5.7

Weighted average shares for diluted EPS	715.4	774.2	736.5	770.2

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net earnings	$343.3	$316.9	$960.8	$1,325.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	63.1	7.0	114.1	52.2
Adjustment for amortization of actuarial losses and prior service costs	5.3	—	16.1	—
Minimum pension liability adjustment	—	13.6	—	15.9
Net unrealized gain (loss) on securities	(.6)	1.1	(.6)	.8
Change in fair value of cash flow hedges	(.1)	—	.3	—
Other comprehensive income from discontinued operations, net of tax	—	—	—	17.5

Total comprehensive income	$411.0	$338.6	$1,090.7	$1,411.9

Other Liabilities—Other liabilities consist primarily of residual liabilities of previously disposed businesses, program rights, participation liabilities, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the nine months ended September 30, 2007 and 2006, the Company recorded dividends of $495.8 million and $413.1 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Recent Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently evaluating the impact of the adoption of SFAS 159 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company is currently evaluating the impact of the adoption of SFAS 157 on the consolidated financial statements.

2)    STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Stock options	$1.6	$3.2	$7.0	$18.2
RSUs and restricted shares	27.7	17.7	73.8	33.5

Total stock-based compensation	$29.3	$20.9	$80.8	$51.7

During the nine months ended September 30, 2007, the Company granted 4.2 million RSUs with a weighted average per unit grant date fair value of $31.34. RSU grants during 2007 vest over a one- to four-year service period. RSUs granted to certain executives are also subject to satisfying performance and/or market conditions. The number of shares that will be issued upon vesting of RSUs with market conditions is tied to the achievement of certain levels of total shareholder return for CBS Corp. Class B Common Stock as compared to the S&P 500 index and, in certain circumstances, is also subject to achieving operating performance goals. During the nine months ended September 30, 2007, the Company also granted 3.8 million stock options and stock option equivalents with a weighted average exercise price of $30.52. Stock option grants during 2007 generally vest over a three- to four-year service period.

Total unrecognized compensation cost related to unvested restricted shares and RSUs at September 30, 2007 was $206.3 million, which is expected to be expensed over a weighted average period of 2.50 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at September 30, 2007 was $28.8 million, which is expected to be expensed over a weighted average period of 2.92 years.

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

On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, valued at $64.0 million, and $169.8 million in cash was exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. In connection with the exchange, the Company recorded a pre-tax gain of $14.6 million in "Other items, net" on the Consolidated Statement of Operations for the nine months ended September 30, 2007.

On April 4, 2007, the Company completed the acquisition of MaxPreps, Inc., an online high school sports network, for $43.0 million. MaxPreps, Inc., has been included as part of the Television segment since the date of acquisition.

On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million. On February 7, 2007, the Company announced that it entered into an agreement to sell seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. This transaction is subject to FCC approval and customary closing conditions, and is expected to close in the first quarter of 2008.

During 2006, the Company entered into agreements to sell 39 radio stations in ten of its smaller markets for a total of approximately $668 million in cash. In December 2006, the Company completed the sale of five radio stations in the Buffalo market for approximately $125 million. During the nine months ended September 30, 2007, the sales of 19 radio stations in the Kansas City, Columbus, Fresno, Greensboro and San Antonio markets were completed and the Company received $281.4 million resulting in a pre-tax loss of $2.0 million included in "Other items, net" on the Consolidated Statement of Operations for the nine months ended September 30, 2007. The remaining transactions are subject to customary closing conditions, and are expected to close by early 2008.

4)    DISCONTINUED OPERATIONS

During 2006, Paramount Parks was sold to Cedar Fair, L.P. for $1.24 billion in cash and as a result, Paramount Parks has been presented as a discontinued operation in the consolidated financial statements. For the three and nine months ended September 30, 2007, net earnings from discontinued operations of $3.1 million reflects adjustments to the gain on the sale of Paramount Parks.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

The following table sets forth the detail of CBS Corp.'s net earnings (loss) from discontinued operations for 2006. For the three and nine months ended September 30, 2006, net earnings (loss) from discontinued operations included losses on dispositions related to the Company's aircraft leases and for the 2006 nine-month period also included the operating results and gain on the sale of Paramount Parks.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Revenues from discontinued operations	$—	$158.9

Loss from discontinued operations	$—	$(1.3)
Gain on sale of Paramount Parks	—	454.8

Earnings from discontinued operations before income taxes	—	453.5
Provision for income taxes	(6.7)	(175.9)

Net earnings (loss) from discontinued operations	$(6.7)	$277.6

Assets and liabilities of discontinued operations included on the Consolidated Balance Sheets primarily consist of aircraft leases that are generally expected to liquidate in accordance with contractual terms.

5)    GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the nine months ended September 30, 2007 were as follows:

	At December 31, 2006	Acquisitions	Dispositions	Other(a)	At September 30, 2007

Television	$8,752.9	$339.1	$(36.1)	$18.6	$9,074.5
Radio	5,088.6	—	(132.3)	(1.4)	4,954.9
Outdoor	4,563.9	.4	—	71.4	4,635.7
Publishing	416.1	—	—	.3	416.4

Total	$18,821.5	$339.5	$(168.4)	$88.9	$19,081.5

  (a)
  Primarily includes foreign currency translation adjustments and purchase price adjustments for acquisitions.

The Company's intangible assets and related accumulated amortization were as follows:

At September 30, 2007	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$848.7	$(413.1)	$435.6
Franchise agreements	511.4	(208.7)	302.7
Other intangible assets	247.4	(144.0)	103.4

Total intangible assets subject to amortization	1,607.5	(765.8)	841.7
FCC licenses	9,386.7	—	9,386.7
Trade names	12.0	—	12.0

Total intangible assets	$11,006.2	$(765.8)	$10,240.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

At December 31, 2006	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$821.9	$(375.6)	$446.3
Franchise agreements	511.2	(190.2)	321.0
Other intangible assets	247.4	(133.1)	114.3

Total intangible assets subject to amortization	1,580.5	(698.9)	881.6
FCC licenses	9,531.4	—	9,531.4
Trade names	12.0	—	12.0

Total intangible assets	$11,123.9	$(698.9)	$10,425.0

Amortization expense was $23.3 million and $24.7 million for the three months ended September 30, 2007 and 2006, respectively, and $69.5 million and $74.8 million for the nine months ended September 30, 2007 and 2006, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2007 through 2011, to be as follows:

	2007	2008	2009	2010	2011

Amortization expense	$94.7	$95.7	$94.1	$90.4	$83.5

6)    PROGRAMMING AND OTHER INVENTORY

	At September 30, 2007	At December 31, 2006

Program rights	$1,780.5	$2,021.0
Television:
Released programming (including acquired libraries)	483.1	503.3
In process and other	75.1	40.1
Publishing, primarily finished goods	97.8	82.9
Other	1.6	1.2

Total programming and other inventory	2,438.1	2,648.5
Less current portion	792.2	982.9

Total non-current programming and other inventory	$1,645.9	$1,665.6

7)    RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At September 30, 2007, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 78% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

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

During July 2007, the Company purchased 869,145 shares of CBS Corp. Class A and Class B Common Stock from the Viacom Inc. 401(k) Plan for $29.8 million and Viacom Inc. purchased 2,823,178 shares of Viacom Inc. class A and class B common stock from the 401(k) plans sponsored by the Company for $120.0 million.

CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $88.1 million and $33.8 million for the three months ended September 30, 2007 and 2006, respectively, and $219.7 million and $76.6 million for the nine months ended September 30, 2007 and 2006, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as programming inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $45.4 million and $63.1 million for the three months ended September 30, 2007 and 2006, respectively, and $129.2 million and $141.1 million for the nine months ended September 30, 2007 and 2006, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At September 30, 2007	At December 31, 2006

Amounts due from Viacom Inc.
Receivables	$120.5	$187.2
Other assets (Receivables, noncurrent)	238.4	260.7

Total amounts due from Viacom Inc.	$358.9	$447.9

Amounts due to Viacom Inc.
Accounts payable	$4.1	$5.2
Program rights	59.6	56.1
Other liabilities (Program rights, noncurrent)	33.9	10.7

Total amounts due to Viacom Inc.	$97.6	$72.0

Other Related Parties.    The Company owned approximately 18% of Westwood One, Inc. ("Westwood One") as of September 30, 2007, which is accounted for by the Company as an equity investment. One member of Westwood One's board of directors is an officer of CBS Radio. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio and also serves as a member of Westwood One's board of directors. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. All such agreements are collectively referred to as the "Existing Agreements." CBS Television also has arrangements with Westwood One to provide news and sports programming to Westwood One. Revenues from the Existing Agreements and these arrangements were approximately $19.5 million and $19.7 million for the three months ended September 30, 2007 and 2006, respectively, and $54.7 million and $60.5 million for the nine months ended September 30, 2007 and 2006, respectively.

On October 2, 2007, CBS Radio and Westwood One entered into definitive agreements relating to the termination, or modification and extension of the Existing Agreements (the "new agreements"). Certain of the new agreements, including the Technical Services Agreement, the News Programming Agreement, the Trademark License Agreement and the affiliation agreements, are extended for a term expiring March 31, 2017. Generally, the new agreements will have no force or effect unless and until closing takes place pursuant to the terms of the new agreements. The closing of the new agreements is subject to, among other conditions, approval by Westwood One stockholders, other than CBS Radio and its affiliates, and Westwood One's securing of new or modifying existing financing pursuant to the new agreements. The arrangements contemplated by the new agreements include, among other things, termination of the Representation Agreement and Management Agreement, which includes relinquishment of all of the Company's seats on the Westwood One board of directors and termination of the Company's outstanding warrants to acquire shares of Westwood One common stock, which are currently out-of-the-money.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

8)    BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At September 30, 2007	At December 31, 2006

Notes payable to banks	$5.2	$3.1
Senior debt (4.625%—8.875% due 2007—2056)	6,980.6	7,006.2
Other notes	.8	.8
Obligations under capital leases	112.1	115.2

Total debt	7,098.7	7,125.3
Less discontinued operations debt(a)	43.0	83.0

Total debt from continuing operations	7,055.7	7,042.3
Less current portion	19.8	15.0

Total long-term debt from continuing operations, net of current portion	$7,035.9	$7,027.3

  (a)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

As of September 30, 2007 and December 31, 2006, the Company's debt balances included (i) a net unamortized premium of $27.0 million and $29.1 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $40.9 million and $17.5 million, respectively.

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

Credit Facility

As of September 30, 2007, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At September 30, 2007, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of September 30, 2007, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.81 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9)    PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2007	2006	2007	2006

Components of net periodic cost:
Service cost	$8.7	$8.9	$.4	$.5
Interest cost	74.4	74.6	14.9	15.1
Expected return on plan assets	(69.5)	(67.1)	(.1)	(.1)
Amortization of transition obligation	—	.1	—	—
Amortization of prior service cost	.1	.2	—	(.1)
Recognized actuarial loss	8.4	18.8	.1	.2

Net periodic cost	$22.1	$35.5	$15.3	$15.6

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2007	2006	2007	2006

Components of net periodic cost:
Service cost	$26.1	$28.4	$1.1	$1.4
Interest cost	223.2	223.1	44.7	45.2
Expected return on plan assets	(208.5)	(200.9)	(.2)	(.2)
Amortization of transition obligation	—	.1	—	—
Amortization of prior service cost	.4	.6	—	(.4)
Recognized actuarial loss	25.4	59.3	.1	.6
Settlement costs	—	7.1	—	—
Curtailment costs	—	.7	—	—

Net periodic cost	$66.6	$118.4	$45.7	$46.6

10)  STOCKHOLDERS' EQUITY

On September 4, 2007, the Company announced a 14% increase in its quarterly cash dividend on CBS Corp. Class A and Class B Common Stock to $.25 per share. The total dividend was $171.5 million of which $167.9 million was paid on October 1, 2007 and $3.6 million was accrued to be paid upon vesting of restricted shares and RSUs. Year-to-date through October 1, 2007, the Company paid $640.3 million of dividends to stockholders. Dividend declarations during 2007 and 2006 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

On September 4, 2007, the Company announced a stock repurchase program under which the Company repurchased approximately 50.7 million shares of CBS Corp. Class B Common Stock for $1.62 billion, including fees and subject to adjustment, through an accelerated share repurchase ("ASR") transaction. In the first quarter of 2007, the Company announced a stock repurchase program under which the Company repurchased 47.3 million shares of CBS Corp. Class B Common Stock for $1.52 billion, including fees and adjustment, through an ASR transaction.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

For the nine months ended September 30, 2007, the Company repurchased 106.9 million shares of CBS Corp. Common Stock for $3.42 billion, including fees and subject to adjustment.

11)  PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes, equity in loss of affiliated companies and minority interest.

For the third quarter of 2007, the Company's effective income tax rate decreased to 32.8% from 38.7% for the third quarter of 2006, due primarily to lower state and foreign income taxes in 2007. For the nine months ended September 30, 2007, the Company's effective income tax rate of 38.4% increased from 31.7% for the same prior-year period, reflecting the absence of 2006 tax benefits of $132.9 million from income tax settlements and the tax impact of the 2007 station divestitures, partially offset by lower state and foreign income taxes in 2007. The provision for income taxes for the nine months ended September 30, 2007 included a net tax provision of $41.8 million from station divestitures and income tax settlements.

On January 1, 2007, the Company adopted the provisions of FIN 48 which did not have a material impact to the Company's liability for unrecognized tax benefits. Total unrecognized tax benefits at the date of adoption of FIN 48 were $227.3 million, of which $184.5 million would affect the Company's effective income tax rates, if and when recognized in future years. The Company does not expect the total amount of unrecognized tax benefits to significantly change during the next twelve months.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. As of the date of adoption of FIN 48, the Company had recorded liabilities for accrued interest and penalties of $33.3 million.

The Company is currently under examination by the Internal Revenue Service for the years 2004 and 2005. The resolutions of tax matters with other jurisdictions are not expected to be material to the consolidated financial statements.

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

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $399.0 million at September 30, 2007 and are not recorded on the Consolidated Balance Sheet as of September 30, 2007.

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

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors at the time the actions were filed, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston was formerly Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above-named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company's appeal from that decision was argued on January 5, 2007, and the court reserved decision. The trial court proceedings have been stayed pending the resolution of the Company's appeal. In January 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in the earlier actions, and was consolidated with In re Viacom Inc. Shareholders Derivative Litigation. Also, in January 2007, the parties reached an agreement in principle to settle all of these actions. In April 2007, the parties executed a Stipulation of Settlement, which resolves all of these actions. The Stipulation of Settlement remains subject to court approval. A settlement approval hearing is scheduled for November 13, 2007. The Company believes that the plaintiffs' positions in these actions are without merit and, if the settlement is not approved, it intends to vigorously defend itself in the litigation. Any liabilities of the Company and/or Viacom Inc. in this matter will be shared equally between the Company and Viacom Inc.

The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Any liabilities of the Company and/or Viacom Inc. in this matter will be shared equally between the Company and Viacom Inc.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2007, the Company had pending approximately 72,970 asbestos claims, as compared with approximately 73,310 as of December 31, 2006 and approximately 81,300 as of September 30, 2006. Of the claims pending as of September 30, 2007, approximately 48,260 were pending in state courts, 21,210 in federal courts and, additionally, approximately 3,500 were third party claims pending in state courts. During the third quarter of 2007, the Company received approximately 880 new claims and closed or moved to an inactive docket approximately 800 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2006 and 2005 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $5.7 million and $37.2 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. On May 31, 2006, the FCC denied the Company's petition for reconsideration. On July 28, 2006, the Company filed a Petition for Review of the forfeiture and denial of reconsideration with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture under protest so that the Company could bring an appeal. The Company has appealed the Super Bowl decision in the U.S. Court of Appeals for the Third Circuit and oral argument was heard on September 11, 2007. The Company is awaiting the court's decision on this matter.

On March 15, 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

The FCC proposed to assess a forfeiture of $32,500 against each of these stations, totaling $260,000 for the Company's owned stations. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue a forfeiture. That decision and others were appealed to the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. The court initially remanded the matter to the FCC at the request of the FCC, and, on November 6, 2006, the FCC issued a decision reversing the part of its decision that found The Early Show broadcast to be indecent. However, the FCC affirmed its findings that the broadcast of fleeting and isolated expletives on another broadcast network was indecent. In June 2007, the court vacated the FCC's "fleeting expletive" policy on the ground that the FCC failed to articulate a reasoned basis for a change in its longstanding approach in this area, and was therefore impermissibly arbitrary and capricious. The court remanded the case to the FCC for further proceedings consistent with the court's opinion. The FCC has indicated that it will be seeking U.S. Supreme Court review of the court's decision. The FCC's deadline for filing a petition for certiorari with the U.S. Supreme Court is November 4, 2007. New legislation has been introduced in Congress which would, if it becomes law, have the effect of purporting to make future "fleeting expletives" indecent under the FCC's jurisdiction. Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation from $32,500 to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which new maximum amounts became effective on July 20, 2007.

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

13)  RESTRUCTURING CHARGES

During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in selling, general and administrative ("SG&A") expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. As of September 30, 2007, the Company paid $7.7 million of the restructuring charges, of which $7.2 million was paid during the nine months ended September 30, 2007.

The CW, a broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

and other expenses of $10.4 million. As of September 30, 2007 the Company paid $6.6 million of the shutdown costs, of which $2.2 million was paid during the nine months ended September 30, 2007.

14)  REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Television	$2,077.6	$2,150.6	$6,813.6	$6,926.1
Radio	445.7	508.1	1,306.6	1,461.7
Outdoor	552.2	536.2	1,568.7	1,522.8
Publishing	214.2	197.4	643.8	554.5
Eliminations	(8.3)	(13.5)	(18.6)	(27.8)

Total Revenues	$3,281.4	$3,378.8	$10,314.1	$10,437.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

The Company presents Segment operating income before depreciation and amortization ("Segment OIBDA") as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Segment OIBDA:
Television	$476.1	$457.1	$1,424.6	$1,416.2
Radio	169.6	210.2	521.3	608.7
Outdoor	153.5	142.1	422.0	401.2
Publishing	23.8	22.7	67.7	39.1
Corporate	(41.3)	(41.3)	(109.7)	(108.7)
Residual costs	(24.1)	(34.9)	(72.4)	(105.5)
Depreciation and amortization	(111.8)	(109.5)	(336.5)	(326.1)

Total Operating Income	645.8	646.4	1,917.0	1,924.9
Interest expense	(141.7)	(140.1)	(427.0)	(425.2)
Interest income	30.0	41.4	103.1	72.5
Loss on early extinguishment of debt	—	—	—	(6.0)
Other items, net	(8.3)	(9.2)	(5.5)	(27.3)

Earnings from continuing operations before income taxes, equity in loss of affiliated companies and minority interest	525.8	538.5	1,587.6	1,538.9
Provision for income taxes	(172.5)	(208.4)	(610.4)	(487.6)
Equity in loss of affiliated companies, net of tax	(13.0)	(6.1)	(19.8)	(3.1)
Minority interest, net of tax	(.1)	(.4)	.3	(.3)

Net earnings from continuing operations	340.2	323.6	957.7	1,047.9
Net earnings (loss) from discontinued operations	3.1	(6.7)	3.1	277.6

Net Earnings	$343.3	$316.9	$960.8	$1,325.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating Income:
Television	$430.9	$414.4	$1,287.1	$1,289.1
Radio	162.0	201.7	498.2	583.9
Outdoor	99.8	88.5	262.1	240.9
Publishing	21.6	20.3	61.1	32.2
Corporate	(44.4)	(43.6)	(119.1)	(115.7)
Residual costs	(24.1)	(34.9)	(72.4)	(105.5)

Total Operating Income	$645.8	$646.4	$1,917.0	$1,924.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Depreciation and Amortization:
Television	$45.2	$42.7	$137.5	$127.1
Radio	7.6	8.5	23.1	24.8
Outdoor	53.7	53.6	159.9	160.3
Publishing	2.2	2.4	6.6	6.9
Corporate	3.1	2.3	9.4	7.0

Total Depreciation and Amortization	$111.8	$109.5	$336.5	$326.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Stock-based Compensation:
Television	$14.9	$10.1	$40.0	$24.4
Radio	3.9	3.8	12.3	9.2
Outdoor	1.5	1.1	3.8	2.5
Publishing	.9	.5	2.5	1.3
Corporate	8.1	5.4	22.2	14.3

Total Stock-based Compensation	$29.3	$20.9	$80.8	$51.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Capital Expenditures:
Television	$39.9	$43.0	$126.6	$91.4
Radio	8.4	7.9	26.3	32.3
Outdoor	42.6	27.4	129.8	64.3
Publishing	3.5	2.1	7.6	3.6
Corporate	1.2	2.1	11.9	4.1

Total Capital Expenditures	$95.6	$82.5	$302.2	$195.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	At September 30, 2007	At December 31, 2006

Total Assets:
Television	$20,133.3	$20,392.2
Radio	10,503.9	10,777.9
Outdoor	7,435.6	7,211.7
Publishing	1,054.3	1,054.6
Corporate	2,043.1	4,100.6
Eliminations	(68.5)	(28.2)

Total Assets	$41,101.7	$43,508.8

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

	Statement of Operations For the Three Months Ended September 30, 2007
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$34.5	$16.7	$3,230.2	$—	$3,281.4

Expenses:
Operating	20.3	10.1	1,824.6	—	1,855.0
Selling, general and administrative	32.9	46.9	589.0	—	668.8
Depreciation and amortization	1.5	1.3	109.0	—	111.8

Total expenses	54.7	58.3	2,522.6	—	2,635.6

Operating income (loss)	(20.2)	(41.6)	707.6	—	645.8
Interest income (expense), net	(147.6)	(68.1)	104.0	—	(111.7)
Other items, net	(7.9)	(9.1)	8.7	—	(8.3)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(175.7)	(118.8)	820.3	—	525.8
Benefit (provision) for income taxes	69.5	46.9	(288.9)	—	(172.5)
Equity in earnings (loss) of affiliated companies, net of tax	449.5	259.4	(12.9)	(709.0)	(13.0)
Minority interest, net of tax	—	—	(.1)	—	(.1)

Net earnings from continuing operations	343.3	187.5	518.4	(709.0)	340.2
Net earnings from discontinued operations	—	3.1	—	—	3.1

Net earnings	$343.3	$190.6	$518.4	$(709.0)	$343.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2007
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$110.0	$45.9	$10,158.2	$—	$10,314.1

Expenses:
Operating	58.8	26.7	6,007.3	—	6,092.8
Selling, general and administrative	100.5	127.2	1,740.1	—	1,967.8
Depreciation and amortization	3.9	3.4	329.2	—	336.5

Total expenses	163.2	157.3	8,076.6	—	8,397.1

Operating income (loss)	(53.2)	(111.4)	2,081.6	—	1,917.0
Interest income (expense), net	(440.5)	(207.3)	323.9	—	(323.9)
Other items, net	(23.6)	(6.7)	24.8	—	(5.5)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(517.3)	(325.4)	2,430.3	—	1,587.6
Benefit (provision) for income taxes	204.6	128.7	(943.7)	—	(610.4)
Equity in earnings (loss) of affiliated companies, net of tax	1,273.5	561.7	(13.5)	(1,841.5)	(19.8)
Minority interest, net of tax	—	—	.3	—	.3

Net earnings from continuing operations	960.8	365.0	1,473.4	(1,841.5)	957.7
Net earnings from discontinued operations	—	3.1	—	—	3.1

Net earnings	$960.8	$368.1	$1,473.4	$(1,841.5)	$960.8

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$114.4	$47.7	$10,275.2	$—	$10,437.3

Expenses:
Operating	58.7	30.9	6,034.0	—	6,123.6
Selling, general and administrative	133.5	134.7	1,794.5	—	2,062.7
Depreciation and amortization	4.0	2.2	319.9	—	326.1

Total expenses	196.2	167.8	8,148.4	—	8,512.4

Operating income (loss)	(81.8)	(120.1)	2,126.8	—	1,924.9
Interest income (expense), net	(465.6)	(188.7)	301.6	—	(352.7)
Loss on early extinguishment of debt	(6.0)	—	—	—	(6.0)
Other items, net	(26.7)	(19.8)	19.2	—	(27.3)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(580.1)	(328.6)	2,447.6	—	1,538.9
Benefit (provision) for income taxes	231.5	131.1	(850.2)	—	(487.6)
Equity in earnings (loss) of affiliated companies, net of tax	1,674.1	399.1	(2.4)	(2,073.9)	(3.1)
Minority interest, net of tax	—	—	(.3)	—	(.3)

Net earnings from continuing operations	1,325.5	201.6	1,594.7	(2,073.9)	1,047.9
Net earnings (loss) from discontinued operations	—	295.3	(17.7)	—	277.6

Net earnings	$1,325.5	$496.9	$1,577.0	$(2,073.9)	$1,325.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At September 30, 2007
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$812.5	$1.1	$412.4	$—	$1,226.0
Receivables, net	27.1	8.7	2,557.1	—	2,592.9
Programming and other inventory	6.2	9.3	776.7	—	792.2
Prepaid expenses and other current assets	64.9	85.7	1,035.3	(53.7)	1,132.2

Total current assets	910.7	104.8	4,781.5	(53.7)	5,743.3

Property and equipment	53.7	43.9	4,484.0	—	4,581.6
Less accumulated depreciation and amortization	18.8	20.5	1,697.8	—	1,737.1

Net property and equipment	34.9	23.4	2,786.2	—	2,844.5

Programming and other inventory	5.2	41.6	1,599.1	—	1,645.9
Goodwill	100.3	63.0	18,918.2	—	19,081.5
Intangible assets	641.2	—	9,599.2	—	10,240.4
Investments in consolidated subsidiaries	43,417.1	4,536.5	—	(47,953.6)	—
Other assets	114.8	47.3	1,384.0	—	1,546.1

Total Assets	$45,224.2	$4,816.6	$39,068.2	$(48,007.3)	$41,101.7

Liabilities and Stockholders' Equity
Accounts payable	$1.9	$14.1	$359.6	$—	$375.6
Participants' share and royalties payable	—	16.0	598.3	—	614.3
Program rights	5.9	9.7	959.3	—	974.9
Current portion of long-term debt	—	—	19.8	—	19.8
Accrued expenses and other	476.1	235.0	1,621.6	(54.1)	2,278.6

Total current liabilities	483.9	274.8	3,558.6	(54.1)	4,263.2

Long-term debt	6,833.2	—	202.7	—	7,035.9
Other liabilities	2,019.7	1,743.8	4,841.6	(1.7)	8,603.4
Intercompany payables	9,980.0	(6,726.9)	(8,363.9)	5,110.8	—
Minority interest	—	—	1.1	—	1.1
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,228.0	—	61,434.7	(61,434.7)	44,228.0
Retained earnings (deficit)	(14,501.7)	9,733.1	(19,475.1)	5,032.7	(19,211.0)
Accumulated other comprehensive income (loss)	(116.4)	.1	404.3	(404.4)	(116.4)

	29,610.7	9,856.0	43,628.0	(58,193.3)	24,901.4
Less treasury stock, at cost	3,703.3	331.1	4,799.9	(5,131.0)	3,703.3

Total Stockholders' Equity	25,907.4	9,524.9	38,828.1	(53,062.3)	21,198.1

Total Liabilities and Stockholders' Equity	$45,224.2	$4,816.6	$39,068.2	$(48,007.3)	$41,101.7

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2007
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(734.2)	$(134.0)	$2,764.1	$—	$1,895.9

Investing Activities:
Capital expenditures	—	(11.9)	(290.3)	—	(302.2)
Acquisitions, net of cash acquired	—	—	(329.1)	—	(329.1)
Proceeds from dispositions	292.0	—	54.3	—	346.3
Investments in and advances to affiliated companies	.2	—	(21.1)	—	(20.9)
Net receipts from Viacom Inc. related to the Separation	170.0	—	4.9	—	174.9
Other	(1.2)	—	—	—	(1.2)

Net cash flow provided by (used for) investing activities	461.0	(11.9)	(581.3)	—	(132.2)

Financing Activities:
Repayments of notes	(660.0)	—	—	—	(660.0)
Proceeds from issuance of notes	678.0	—	—	—	678.0
Borrowing from banks, including commercial paper, net	—	—	1.9	—	1.9
Payment of capital lease obligations	—	—	(12.6)	—	(12.6)
Purchase of Company common stock	(1,950.7)	—	(1,400.6)	—	(3,351.3)
Dividends	(472.4)	—	—	—	(472.4)
Proceeds from exercise of stock options	195.2	—	—	—	195.2
Excess tax benefit from stock-based compensation	8.9	—	—	—	8.9
Increase (decrease) in intercompany payables	1,742.9	146.5	(1,889.4)	—	—

Net cash flow provided by (used for) financing activities	(458.1)	146.5	(3,300.7)	—	(3,612.3)

Net increase (decrease) in cash and cash equivalents	(731.3)	.6	(1,117.9)	—	(1,848.6)
Cash and cash equivalents at beginning of period	1,543.8	.5	1,530.3	—	3,074.6

Cash and cash equivalents at end of period	$812.5	$1.1	$412.4	$—	$1,226.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(422.5)	$(760.6)	$2,927.9	$—	$1,744.8

Investing Activities:
Capital expenditures	—	(4.1)	(191.6)	—	(195.7)
Acquisitions, net of cash acquired	(47.3)	—	(28.0)	—	(75.3)
Proceeds from dispositions	—	1,078.2	184.7	—	1,262.9
Investments in and advances to affiliated companies	(3.0)	—	(45.6)	—	(48.6)
Net receipts from Viacom Inc. related to the Separation	(.4)	—	28.8	—	28.4
Other, net	(.8)	—	—	—	(.8)

Net cash flow provided by (used for) investing activities from continuing operations	(51.5)	1,074.1	(51.7)	—	970.9

Net cash flow used for investing activities from discontinued operations	—	—	(34.5)	—	(34.5)

Net cash flow provided by (used for) investing activities	(51.5)	1,074.1	(86.2)	—	936.4

Financing Activities:
Repayment of notes	(832.0)	—	—	—	(832.0)
Repayment to banks, including commercial paper, net	—	—	(4.5)	—	(4.5)
Payment of capital lease obligations	—	—	(10.9)	—	(10.9)
Purchase of Company common stock	(6.1)	—	—	—	(6.1)
Dividends	(365.8)	—	—	—	(365.8)
Proceeds from exercise of stock options	58.0	—	—	—	58.0
Excess tax benefit from stock-based compensation	1.4	—	—	—	1.4
Increase (decrease) in intercompany payables	2,652.0	(312.9)	(2,339.1)	—	—

Net cash flow provided by (used for) financing activities	1,507.5	(312.9)	(2,354.5)	—	(1,159.9)

Net increase in cash and cash equivalents	1,033.5	.6	487.2	—	1,521.3
Cash and cash equivalents at beginning of period	1,153.0	—	502.3	—	1,655.3

Cash and cash equivalents at end of period	$2,186.5	$.6	$989.5	$—	$3,176.6

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

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2007 versus Three and Nine Months Ended September 30, 2006

Revenues

The tables below present the Company's consolidated revenues by type, net of intercompany eliminations, for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2007		2006		$	%

Advertising sales	$2,224.3	68%	$2,323.9	69%	$(99.6)	(4)%
Television license fees	417.3	13	459.0	13	(41.7)	(9)
Affiliate fees	279.6	8	265.3	8	14.3	5
Publishing	214.2	7	197.4	6	16.8	9
Other	146.0	4	133.2	4	12.8	10

Total Revenues	$3,281.4	100%	$3,378.8	100%	$(97.4)	(3)%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2007		2006		$	%

Advertising sales	$7,349.3	71%	$7,540.1	72%	$(190.8)	(3)%
Television license fees	1,017.5	10	1,227.2	12	(209.7)	(17)
Affiliate fees	835.8	8	801.5	8	34.3	4
Publishing	643.8	6	554.5	5	89.3	16
Other	467.7	5	314.0	3	153.7	49

Total Revenues	$10,314.1	100%	$10,437.3	100%	$(123.2)	(1)%

Advertising sales decreased $99.6 million, or 4%, to $2.22 billion for the three months ended September 30, 2007 and decreased $190.8 million, or 3%, to $7.35 billion for the nine months ended September 30, 2007, principally reflecting the absence of UPN and the impact of radio and television station divestitures. In aggregate, these items negatively impacted the advertising sales comparison by 4% for both the three and nine months ended September 30, 2007. For the nine-month period, these decreases were partially offset by the 2007 telecast of Super Bowl XLI on CBS Network. Radio advertising sales decreased 13% for the third quarter and 12% for the nine-month period due to the impact of radio station divestitures as well as overall weakness in radio advertising sales. Outdoor advertising sales increased 3% for both the third quarter and the nine-month period reflecting increases in Europe and Asia of 13% for the third quarter and 11% for the nine-month period. Outdoor North America advertising sales decreased 2% for the quarter and decreased 1% for the nine-month period, as growth in U.S. billboards was more than offset by a decline in U.S. transit and displays due to the non-renewal of certain transit and street furniture contracts in New York City and Chicago.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television license fees decreased $41.7 million, or 9%, to $417.3 million for the three months ended September 30, 2007 reflecting the timing of foreign syndication and fewer titles available for domestic syndication as compared to the third quarter of 2006, which included the domestic syndication sale of CSI: Miami. Television license fees decreased $209.7 million, or 17%, to $1.02 billion for the nine months ended September 30, 2007, principally reflecting the absence of the 2006 basic cable availability and off-network syndication of Frasier and the 2006 domestic syndication of CSI: Miami.

Affiliate fees increased $14.3 million, or 5%, to $279.6 million for the three months ended September 30, 2007 and increased $34.3 million, or 4%, to $835.8 million for the nine months ended September 30, 2007, primarily driven by rate increases and subscriber growth at Showtime Networks and CSTV Networks.

Publishing revenues increased $16.8 million, or 9%, to $214.2 million for the three months ended September 30, 2007 and increased $89.3 million, or 16%, to $643.8 million for the nine months ended September 30, 2007, primarily reflecting higher sales from frontlist titles in the Adult, Children's and International groups.

Other revenues, which include ancillary fees for Television and Radio operations and home entertainment revenues, increased $12.8 million, or 10%, to $146.0 million for the three months ended September 30, 2007 and increased $153.7 million, or 49%, to $467.7 million for the nine months ended September 30, 2007. For the three months ended September 30, 2007, the increase primarily reflected higher digital media revenues. For the nine-month period, the increase primarily reflected an increase in home entertainment revenues of $100.4 million and higher digital media revenues.

International Revenues

The Company generated approximately 12% of its total revenues from international regions for the three and nine months ended September 30, 2007 and 12% and 11% for the three and nine months ended September 30, 2006, respectively.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type, net of intercompany eliminations, for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2007		2006		%	$

Programming	$667.8	36%	$626.8	33%	$41.0	7%
Production	566.2	30	706.8	37	(140.6)	(20)
Outdoor operations	300.6	16	299.1	15	1.5	1
Publishing operations	141.0	8	126.3	7	14.7	12
Other	179.4	10	162.9	8	16.5	10

Total Operating Expenses	$1,855.0	100%	$1,921.9	100%	$(66.9)	(3)%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2007		2006		%	$

Programming	$2,498.3	41%	$2,386.4	39%	$111.9	5%
Production	1,689.2	28	1,931.8	32	(242.6)	(13)
Outdoor operations	865.8	14	856.9	14	8.9	1
Publishing operations	427.6	7	375.2	6	52.4	14
Other	611.9	10	573.3	9	38.6	7

Total Operating Expenses	$6,092.8	100%	$6,123.6	100%	$(30.8)	(1)%

Operating expenses for the three months ended September 30, 2007 decreased $66.9 million, or 3%, to $1.86 billion. For the nine months ended September 30, 2007, operating expenses decreased $30.8 million, or 1%, to $6.09 billion.

Programming expenses for the three months ended September 30, 2007 increased $41.0 million, or 7%, to $667.8 million reflecting higher sports and first-run programming costs. For the nine months ended September 30, 2007, programming expenses increased $111.9 million, or 5%, to $2.50 billion primarily reflecting higher sports programming costs principally attributable to the 2007 telecast of Super Bowl XLI on CBS Network, partially offset by lower expenses resulting from the absence of UPN.

Production expenses for the three months ended September 30, 2007 decreased $140.6 million, or 20%, to $566.2 million and for the nine months ended September 30, 2007 decreased $242.6 million, or 13%, to $1.69 billion, primarily reflecting lower costs associated with lower syndication revenues.

Outdoor operations expenses for the three months ended September 30, 2007 increased $1.5 million, or 1%, to $300.6 million and for the nine months ended September 30, 2007 increased $8.9 million, or 1%, to $865.8 million primarily due to the unfavorable impact of foreign exchange partially offset by lower transit lease costs, principally reflecting the non-renewal of certain transit and street furniture contracts in New York City and Chicago.

Publishing operations expenses for the three months ended September 30, 2007 increased $14.7 million, or 12%, to $141.0 million and for the nine months ended September 30, 2007 increased $52.4 million, or 14%, to $427.6 million primarily reflecting increased production costs and higher royalty expenses driven by the increase in revenues and the mix of titles.

Other operating expenses for the three months ended September 30, 2007 increased $16.5 million, or 10%, to $179.4 million and for the nine months ended September 30, 2007, increased $38.6 million, or 7%, to $611.9 million principally due to higher television distribution costs and higher costs associated with digital media.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $32.2 million, or 5%, to $668.8 million for the three months ended September 30, 2007 and decreased $94.9 million, or 5%, to $1.97 billion for the nine months ended September 30, 2007 primarily reflecting lower expenses due to the sale of radio and television stations, the absence of UPN and lower pension and postretirement benefits costs. These decreases were partially offset by higher stock-based compensation expense and the absence of a gain of $11.6 million on the sale of a building recognized in the third quarter of 2006. Pension and postretirement benefits costs decreased $13.7 million to $37.4 million for the third quarter and

Management's Discussion and Analysis of
Results of Operations and Financial Condition

decreased $52.7 million to $112.3 million for the nine-month period versus the comparable prior-year periods, primarily due to the recognition of lower actuarial losses and the impact of $250 million of discretionary contributions made during 2006 to pre-fund one of the Company's qualified pension plans. SG&A expenses as a percentage of revenues for the three months ended September 30, 2007 decreased to 20% from 21% for the same prior-year period, and for the nine months ended September 30, 2007 decreased to 19% from 20% for the same prior-year period.

Depreciation and Amortization

For the three and nine months ended September 30, 2007, depreciation and amortization increased 2% to $111.8 million and 3% to $336.5 million, respectively, principally reflecting higher depreciation associated with higher capital expenditures for broadcast facilities.

Interest Expense

For the three months ended September 30, 2007, interest expense increased 1% to $141.7 million from $140.1 million and for the nine months ended September 30, 2007, interest expense of $427.0 million increased slightly from $425.2 million for the comparable prior-year period. The Company had $7.06 billion and $7.05 billion of principal amounts of debt outstanding (including current maturities) at September 30, 2007 and 2006 at weighted average interest rates of 7.1% and 7.0%, respectively.

Interest Income

For the three months ended September 30, 2007, interest income decreased $11.4 million to $30.0 million principally due to lower average cash balances resulting from the two accelerated share repurchase transactions executed during 2007. For the nine months ended September 30, 2007, interest income increased $30.6 million to $103.1 million primarily due to higher average cash balances and the timing of the refinancing of $700.0 million of senior notes.

Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2006, "Loss on early extinguishment of debt" of $6.0 million reflected losses recognized upon the early redemption of $50.0 million of the Company's 6.625% senior notes due 2011 and $52.2 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

For the three months ended September 30, 2007, "Other items, net" reflected a net loss of $8.3 million principally reflecting losses of $8.8 million associated with securitizing trade receivables. "Other items, net" reflected a net loss of $5.5 million for the nine months ended September 30, 2007 consisting of losses of $24.3 million associated with securitizing trade receivables partially offset by a pre-tax gain of $12.6 million on television and radio station divestitures, gains of $3.9 million from sales of investments and foreign exchange gains of $2.3 million.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes, equity in loss of affiliated companies and minority interest. The provision for income taxes for continuing operations was $172.5 million and $208.4 million for the three months ended September 30, 2007 and 2006, respectively, and $610.4 million and $487.6 million for the nine months ended September 30, 2007 and 2006, respectively. For the third quarter of 2007, the Company's effective income tax rate decreased to 32.8% from 38.7% for the third quarter of 2006, due primarily to lower state and foreign income taxes in 2007. For the nine months ended September 30, 2007, the Company's effective income tax rate of 38.4% increased from 31.7% for the same prior-year period, reflecting the absence of 2006 tax benefits of $132.9 million from income tax settlements and the tax impact of the 2007 station divestitures, partially offset by lower state and foreign income taxes in 2007. The provision for income taxes for the nine months ended September 30, 2007 included a net tax provision of $41.8 million from station divestitures and income tax settlements.

Equity in Loss of Affiliated Companies, Net of Tax

Equity in loss of affiliated companies, net of tax, reflects the operating results of the Company's equity investments. For the three months ended September 30, 2007, equity in loss of affiliated companies, net of tax, increased $6.9 million to a loss of $13.0 million and for the nine months ended September 30, 2007 increased $16.7 million to a loss of $19.8 million. These increases primarily reflected operating losses for the Company's investment in The CW. Results for the nine months ended September 30, 2007 also included a non-cash impairment charge associated with an other-than-temporary decline in the market value of one of the Company's investments.

Minority Interest, Net of Tax

Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings (Loss) from Discontinued Operations

Net earnings from discontinued operations of $3.1 million for the three and nine months ended September 30, 2007 reflected adjustments to the gain on the sale of Paramount Parks. Net earnings (loss) from discontinued operations for the three and nine months ended September 30, 2006 included losses on dispositions related to the Company's aircraft leases and for the 2006 nine-month period, also reflected the operating results and gain on the sale of Paramount Parks, which was sold during the second quarter of 2006.

Net Earnings

The Company reported net earnings of $343.3 million for the three months ended September 30, 2007 versus $316.9 million for the three months ended September 30, 2006 and net earnings of $960.8 million for the nine months ended September 30, 2007 versus net earnings of $1.33 billion for the nine months ended September 30, 2006.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Segment Results of Operations

The following tables present the Company's revenues, Segment operating income before depreciation and amortization ("Segment OIBDA"), operating income, and depreciation and amortization by segment, for the three and nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Television	$2,077.6	$2,150.6	$6,813.6	$6,926.1
Radio	445.7	508.1	1,306.6	1,461.7
Outdoor	552.2	536.2	1,568.7	1,522.8
Publishing	214.2	197.4	643.8	554.5
Eliminations	(8.3)	(13.5)	(18.6)	(27.8)

Total Revenues	$3,281.4	$3,378.8	$10,314.1	$10,437.3

Segment OIBDA (a):
Television	$476.1	$457.1	$1,424.6	$1,416.2
Radio	169.6	210.2	521.3	608.7
Outdoor	153.5	142.1	422.0	401.2
Publishing	23.8	22.7	67.7	39.1
Corporate	(41.3)	(41.3)	(109.7)	(108.7)
Residual costs	(24.1)	(34.9)	(72.4)	(105.5)
Depreciation and amortization	(111.8)	(109.5)	(336.5)	(326.1)

Total Operating Income	$645.8	$646.4	$1,917.0	$1,924.9

Operating Income:
Television	$430.9	$414.4	$1,287.1	$1,289.1
Radio	162.0	201.7	498.2	583.9
Outdoor	99.8	88.5	262.1	240.9
Publishing	21.6	20.3	61.1	32.2
Corporate	(44.4)	(43.6)	(119.1)	(115.7)
Residual costs	(24.1)	(34.9)	(72.4)	(105.5)

Total Operating Income	$645.8	$646.4	$1,917.0	$1,924.9

Depreciation and Amortization:
Television	$45.2	$42.7	$137.5	$127.1
Radio	7.6	8.5	23.1	24.8
Outdoor	53.7	53.6	159.9	160.3
Publishing	2.2	2.4	6.6	6.9
Corporate	3.1	2.3	9.4	7.0

Total Depreciation and Amortization	$111.8	$109.5	$336.5	$326.1

(a)
The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net Earnings is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television (CBS Television Network, CBS Television Stations, CBS Paramount Network Television, CBS Television Distribution, Showtime Networks and CSTV Networks)

(Contributed 63% and 66% to consolidated revenues for the three and nine months ended September 30, 2007 versus 64% and 66% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$2,077.6	$2,150.6	$6,813.6	$6,926.1

OIBDA	$476.1	$457.1	$1,424.6	$1,416.2
Depreciation and amortization	(45.2)	(42.7)	(137.5)	(127.1)

Operating income (OI)	$430.9	$414.4	$1,287.1	$1,289.1

OI as a % of revenues	21%	19%	19%	19%
Capital expenditures	$39.9	$43.0	$126.6	$91.4

Three Months Ended September 30, 2007 and 2006

For the three months ended September 30, 2007, Television revenues of $2.08 billion decreased $73.0 million, or 3%, versus the same prior-year period reflecting lower television license fees and advertising revenues partially offset by higher affiliate revenues. Television license fees decreased $41.7 million, or 9%, reflecting the timing of foreign syndication and fewer titles available for domestic syndication versus the prior year which included the domestic syndication sale of CSI: Miami. Revenue comparability during the third quarter was negatively impacted by the absence of UPN which ceased broadcasting in September 2006 and television station divestitures. In aggregate, these items negatively impacted the total Television revenue comparison by 3% and the Television advertising revenue comparison by 5%. Advertising revenues decreased 4%, as underlying growth in the Television segment was more than offset by these two factors. Affiliate revenues increased $14.3 million, or 5%, primarily due to subscriber growth and rate increases at both Showtime Networks and CSTV Networks. Television operating income increased $16.5 million, or 4%, to $430.9 million and OIBDA increased $19.0 million, or 4%, to $476.1 million. These increases reflect higher profits from the mix of titles in syndication, underlying advertising growth and higher affiliate revenues. Included in Television expenses is stock-based compensation of $14.9 million for the three months ended September 30, 2007 versus $10.1 million for the same prior-year period.

On November 1, 2007, the television business' collective bargaining agreement with the Writers Guild of America (East and West) ("WGA") covering freelance writers expired and, on November 5, 2007, the WGA began an industry-wide strike. The Company does not expect the WGA strike to have a significant effect on Television's operating results for the remainder of 2007. However, depending on their duration, strikes or work stoppages could have an adverse effect on Television's revenues and operating income.

Nine Months Ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, Television revenues decreased $112.5 million, or 2%, to $6.81 billion primarily due to lower television license fees and advertising revenues partially offset by higher home entertainment and affiliate revenues. Television license fees decreased $209.7 million, or 17%, for the nine-month period primarily due to the absence of the 2006 basic cable availability and off-network syndication of Frasier and the 2006 domestic syndication of CSI: Miami. Revenue

Management's Discussion and Analysis of
Results of Operations and Financial Condition

comparability during the nine-month period was negatively impacted by the absence of UPN which ceased broadcasting in September 2006 and television station divestitures. In aggregate, these items negatively impacted the total Television revenue comparison by 3% and the Television advertising revenue comparison by 5%. Advertising revenues decreased 2% due to these two factors and lower political advertising sales partially offset by the 2007 telecast of Super Bowl XLI on CBS Network. Home entertainment revenues increased $100.4 million over the same prior year period as the Company is in the second year of a third party distribution arrangement which provides the Company with revenues after recoupment of upfront distribution costs incurred by the third party distributor. Affiliate revenues increased $34.3 million, or 4%, primarily due to subscriber growth and rate increases at both Showtime Networks and CSTV Networks. Television operating income decreased slightly to $1.29 billion and OIBDA increased $8.4 million, or 1%, to $1.42 billion primarily reflecting profits on higher home entertainment revenues, the absence of costs relating to the shutdown of UPN and higher affiliate revenues, partially offset by lower political advertising and the absence of 2006 syndication sales of Frasier. For the nine months ended September 30, 2007, depreciation and amortization of $137.5 million increased $10.4 million, or 8%, reflecting higher depreciation associated with higher capital expenditures for broadcast facilities. Included in Television expenses is stock-based compensation of $40.0 million for the nine months ended September 30, 2007 versus $24.4 million for the same prior-year period.

Capital expenditures increased $35.2 million to $126.6 million for the nine months ended September 30, 2007, principally reflecting increased spending for television facilities.

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

On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, valued at $64.0 million, and $169.8 million in cash was exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. In connection with the exchange, the Company recorded a pre-tax gain of $14.6 million in "Other items, net" on the Consolidated Statement of Operations for the nine months ended September 30, 2007.

On April 4, 2007, the Company completed the acquisition of MaxPreps, Inc., an online high school sports network, for $43.0 million. MaxPreps, Inc., has been included as part of the Television segment since the date of acquisition.

On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million. On February 7, 2007, the Company announced that it entered into an agreement to sell seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. This transaction is subject to FCC approval and customary closing conditions, and is expected to close in the first quarter of 2008.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in SG&A expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. As of September 30, 2007, the Company paid $7.7 million of the restructuring charges, of which $7.2 million was paid during the nine months ended September 30, 2007.

The CW, a broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. As of September 30, 2007 the Company paid $6.6 million of the shutdown costs, of which $2.2 million was paid during the nine months ended September 30, 2007.

Radio (CBS Radio)

(Contributed 14% and 13% to consolidated revenues for the three and nine months ended September 30, 2007 and 15% and 14% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$445.7	$508.1	$1,306.6	$1,461.7

OIBDA	$169.6	$210.2	$521.3	$608.7
Depreciation and amortization	(7.6)	(8.5)	(23.1)	(24.8)

Operating income (OI)	$162.0	$201.7	$498.2	$583.9

OI as a % of revenues	36%	40%	38%	40%
Capital expenditures	$8.4	$7.9	$26.3	$32.3

Three Months Ended September 30, 2007 and 2006

For the three months ended September 30, 2007, Radio revenues decreased $62.4 million, or 12%, to $445.7 million reflecting the impact of the previously announced radio station sales in ten markets as well as weakness in advertising sales. The station divestitures negatively impacted the Radio revenue comparison by 6% for the three months ended September 30, 2007. Radio receives affiliation and other fees and consideration for management services provided to Westwood One, Inc. ("Westwood One"), an affiliated company. Revenues from these arrangements were $13.0 million and $15.6 million for the three months ended September 30, 2007 and 2006, respectively. On October 2, 2007, CBS Radio and Westwood One entered into definitive agreements relating to the termination of management and representation arrangements, and modification and extension of certain arrangements involving commercial inventory distribution and radio programming, among others. The termination and modification and extension of these arrangements are subject to certain closing conditions, including the approval by Westwood One stockholders, other than CBS Radio and its affiliates.

For the three months ended September 30, 2007, Radio operating income decreased $39.7 million, or 20%, to $162.0 million and OIBDA decreased $40.6 million, or 19%, to $169.6 million. These decreases were due primarily to the decline in revenues partially offset by lower expenses. Operating expenses decreased 4% for the quarter reflecting the absence of expenses for the divested stations and lower sports programming costs. SG&A expenses decreased 10% for the quarter reflecting the absence of expenses for the divested stations as well as lower commissions and advertising and promotion costs

Management's Discussion and Analysis of
Results of Operations and Financial Condition

partially offset by the absence of a gain of $11.6 million on the sale of a building recognized in the third quarter of 2006. Included in total Radio expenses is stock-based compensation of $3.9 million for the three months ended September 30, 2007 versus $3.8 million for the same prior-year period.

Nine Months Ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, Radio revenues decreased $155.1 million, or 11%, to $1.31 billion reflecting the impact of the radio station sales and weakness in advertising sales. The station divestitures negatively impacted the Radio revenue comparison by 6% for the nine months ended September 30, 2007. Revenues from arrangements with Westwood One were $39.0 million and $45.4 million for the nine months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007, operating income decreased $85.7 million, or 15%, to $498.2 million and OIBDA decreased $87.4 million, or 14%, to $521.3 million. These decreases were due primarily to the revenue decline noted above partially offset by lower expenses. Operating expenses decreased 4% for the nine months ended September 30, 2007 principally due to the absence of expenses for the divested stations and lower sports programming costs, partially offset by contractual increases in music license fees and higher employee-related costs. SG&A expenses decreased 11% for the nine months ended September 30, 2007 due to the absence of expenses for the divested stations as well as lower commissions and employee-related costs partially offset by the absence of a gain of $11.6 million on the sale of a building recognized in the third quarter of 2006. Included in total Radio expenses is stock-based compensation of $12.3 million for the nine months ended September 30, 2007 versus $9.2 million for the same prior-year period.

During the nine months ended September 30, 2007, the Company completed the previously announced sales of its radio stations in Kansas City, Columbus, Fresno, Greensboro and San Antonio for total cash proceeds of $281.4 million, resulting in a pre-tax loss of $2.0 million included in "Other items, net" on the Consolidated Statement of Operations for the nine months ended September 30, 2007.

Outdoor (CBS Outdoor)

(Contributed 17% and 15% to consolidated revenues for the three and nine months ended September 30, 2007 and 16% and 15% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$552.2	$536.2	$1,568.7	$1,522.8

OIBDA	$153.5	$142.1	$422.0	$401.2
Depreciation and amortization	(53.7)	(53.6)	(159.9)	(160.3)

Operating income (OI)	$99.8	$88.5	$262.1	$240.9

OI as a % of revenues	18%	17%	17%	16%
Capital expenditures	$42.6	$27.4	$129.8	$64.3

Three Months Ended September 30, 2007 and 2006

For the three months ended September 30, 2007, Outdoor revenues increased $16.0 million, or 3%, to $552.2 million principally reflecting growth of 13% in Europe and Asia due to favorable foreign exchange rate fluctuations and growth in the U.K., Italy and France markets. North America revenues decreased 2% for the quarter, as growth of 7% in the U.S. billboards business, 15% in Canada and 13% in Mexico was more than offset by a decrease of 30% in U.S. transit and displays, principally

Management's Discussion and Analysis of
Results of Operations and Financial Condition

reflecting the non-renewal of certain transit and street furniture contracts in New York City and Chicago. The favorable net impact of foreign exchange rate fluctuations on total Outdoor revenues was approximately $17 million for the three months ended September 30, 2007. Approximately 47% and 43% of Outdoor revenues were generated from international regions for the three months ended September 30, 2007 and 2006, respectively.

For the three months ended September 30, 2007, Outdoor operating income increased $11.3 million, or 13%, to $99.8 million and OIBDA increased $11.4 million, or 8%, to $153.5 million. The increases in operating income and OIBDA for the quarter reflected growth in North America of 14% and 7%, respectively, and growth in Europe and Asia of 6% and 12%, respectively. The growth in operating income and OIBDA in North America principally reflected growth in the U.S. billboards business. The growth in Europe and Asia reflected the favorable impact of foreign exchange rate fluctuations and the increase in revenues partially offset by higher transit lease costs. Total Outdoor operating expenses increased 1% for the quarter as the unfavorable impact of foreign exchange on expenses and higher maintenance costs were mostly offset by lower transit lease costs, reflecting the non-renewal of certain U.S. transit and street furniture contracts partially offset by higher transit lease costs in the U.K. SG&A expenses increased 3% for the quarter principally due to the unfavorable impact of foreign exchange on expenses and increased professional fees partially offset by lower employee-related costs. Included in total Outdoor expenses is stock-based compensation of $1.5 million for the three months ended September 30, 2007 versus $1.1 million for the same prior-year period.

Capital expenditures increased $15.2 million to $42.6 million for the third quarter of 2007, principally reflecting increased spending for transit contracts in the U.K.

Nine Months Ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, Outdoor revenues increased $45.9 million, or 3%, to $1.57 billion reflecting growth of 11% in Europe and Asia partially offset by a decline of 1% in North America. The revenue increase in Europe and Asia was driven by favorable foreign exchange rates as well as growth in the U.K. and France markets. The revenue decrease in North America reflected a decline of 28% in U.S. transit and displays due to the non-renewal of certain transit and street furniture contracts in New York City and Chicago, partially offset by growth of 9% in U.S. billboards. The favorable net impact of foreign exchange rate fluctuations on total Outdoor revenues was approximately $48 million for the nine months ended September 30, 2007. Approximately 47% and 44% of Outdoor revenues were generated from international regions for the nine months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007, Outdoor operating income increased $21.2 million, or 9%, to $262.1 million and OIBDA increased $20.8 million, or 5%, to $422.0 million. The increases in operating income and OIBDA for the nine months reflected growth in North America of 20% and 11%, respectively, partially offset by declines in Europe and Asia of 40% and 24%, respectively. The growth in operating income and OIBDA in North America principally reflected growth in the U.S. billboards business. The declines in operating income and OIBDA in Europe and Asia principally reflected higher transit lease costs offset in part by the favorable impact of foreign exchange rate changes. Total Outdoor operating expenses increased 1% for the nine months, as the unfavorable impact of foreign exchange on expenses and higher materials and maintenance costs were mostly offset by lower U.S. transit lease costs and employee-related expenses. SG&A expenses increased 6% for the nine months principally due to the unfavorable impact of foreign exchange on expenses and increased professional fees. Included in total Outdoor expenses is stock-based compensation of $3.8 million for the nine months ended September 30, 2007 versus $2.5 million for the same prior-year period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Capital expenditures increased $65.5 million to $129.8 million for the nine months ended September 30, 2007, principally reflecting increased spending for transit contracts in the U.K.

On October 5, 2007, the Company completed the acquisition of SignStorey, Inc., a distributor of video programming and advertising content to retail stores, for $71.5 million. SignStorey, Inc. has been renamed CBS Outernet and will be included as part of the Outdoor segment from the date of acquisition.

Publishing (Simon & Schuster)

(Contributed 7% and 6% to consolidated revenues for the three and nine months ended September 30, 2007 and 6% and 5% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$214.2	$197.4	$643.8	$554.5

OIBDA	$23.8	$22.7	$67.7	$39.1
Depreciation and amortization	(2.2)	(2.4)	(6.6)	(6.9)

Operating income (OI)	$21.6	$20.3	$61.1	$32.2

OI as a % of revenues	10%	10%	9%	6%
Capital expenditures	$3.5	$2.1	$7.6	$3.6

Three Months Ended September 30, 2007 and 2006

For the three months ended September 30, 2007, Publishing revenues increased $16.8 million, or 9%, to $214.2 million driven by higher frontlist sales in the International, Adult and Children's groups. Top-selling titles for the third quarter of 2007 included Become A Better You by Joel Osteen and The Secret by Rhonda Byrne.

For the three months ended September 30, 2007, Publishing operating income increased $1.3 million, or 6%, to $21.6 million and OIBDA increased $1.1 million, or 5%, to $23.8 million. These increases reflected the revenue increase partially offset by higher expenses. Operating expenses increased 12% for the quarter primarily due to higher royalty expenses resulting from the revenue increase and the mix of titles. SG&A expenses increased 2% for the quarter primarily reflecting higher employee-related costs, higher volume-driven advertising expenses and digital archive costs, partially offset by lower bad debt expense. Included in total Publishing expenses is stock-based compensation of $.9 million for the three months ended September 30, 2007 versus $.5 million for the same prior-year period.

Nine Months Ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, Publishing revenues increased $89.3 million, or 16%, to $643.8 million primarily due to higher sales in the Adult and International groups, led by the performance of the best-seller The Secret by Rhonda Byrne. Additional top-selling titles for the first nine months of 2007 included Become A Better You by Joel Osteen, I Heard That Song Before by Mary Higgins Clark and Einstein by Walter Isaacson.

For the nine months ended September 30, 2007, Publishing operating income increased $28.9 million to $61.1 million and OIBDA increased $28.6 million to $67.7 million. These increases reflected the revenue increase partially offset by higher expenses. Operating expenses increased 14% for the nine-month period primarily due to higher royalty expenses resulting from the revenue increase and the

Management's Discussion and Analysis of
Results of Operations and Financial Condition

mix of titles, and higher production and warehouse costs. SG&A expenses increased 6% for the nine-month period primarily reflecting higher volume-driven advertising and selling expenses, and higher employee-related costs partially offset by lower bad debt expense. Included in total Publishing expenses is stock-based compensation of $2.5 million for the nine months ended September 30, 2007 versus $1.3 million for the same prior-year period.

Financial Position

Current assets decreased $2.40 billion to $5.74 billion at September 30, 2007 from $8.14 billion at December 31, 2006 primarily due to decreases in cash and cash equivalents, receivables, and programming and other inventory. The decrease in cash and cash equivalents of $1.85 billion principally reflected the purchase of Company common stock for $3.35 billion and dividend payments, partially offset by cash flow from operations. The decrease in receivables, and programming and other inventory is due to the timing of receivable collections and investments in programming. The allowance for doubtful accounts as a percentage of receivables was 5.4% at September 30, 2007 compared with 5.1% at December 31, 2006. At September 30, 2006, the allowance for doubtful accounts as a percentage of receivables was 5.4%.

Net property and equipment of $2.84 billion at September 30, 2007 increased $30.7 million from $2.81 billion at December 31, 2006, reflecting capital expenditures of $302.2 million, partially offset by depreciation expense of $267.0 million.

Goodwill increased $260.0 million to $19.08 billion at September 30, 2007 from $18.82 billion at December 31, 2006, primarily reflecting acquisitions of $339.5 million, principally due to the acquisitions of Last.fm and MaxPreps, Inc., and foreign currency translation adjustments, partially offset by television and radio station divestitures of $168.4 million.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $184.6 million to $10.24 billion at September 30, 2007 from $10.43 billion at December 31, 2006, primarily due to the radio station divestitures and amortization expense of $69.5 million.

Current liabilities decreased $136.3 million to $4.26 billion at September 30, 2007 from $4.40 billion at December 31, 2006, primarily reflecting a decrease in accounts payable due to the timing of payments and lower participants' share and royalties payable, partially offset by an increase in accrued expenses and other current liabilities.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cash Flows

Cash and cash equivalents decreased by $1.85 billion for the nine months ended September 30, 2007. The change in cash and cash equivalents was as follows:

	Nine Months Ended September 30,
	2007	2006

Cash provided by operating activities from:
Continuing operations	$1,891.1	$1,818.8
Discontinued operations	4.8	(74.0)

Cash provided by operating activities	1,895.9	1,744.8

Cash provided by (used for) investing activities from:
Continuing operations	(132.2)	970.9
Discontinued operations	—	(34.5)

Cash provided by (used for) investing activities	(132.2)	936.4

Cash used for financing activities from:
Continuing operations	(3,612.3)	(1,159.9)
Discontinued operations	—	—

Cash used for financing activities	(3,612.3)	(1,159.9)

Net increase (decrease) in cash and cash equivalents	$(1,848.6)	$1,521.3

Operating Activities.    Cash provided by operating activities from continuing operations of $1.89 billion for the nine months ended September 30, 2007 increased $72.3 million, or 4%, from $1.82 billion for the same prior-year period primarily due to higher operating income, adjusted for non-cash expenses, including depreciation, amortization and stock-based compensation, higher cash interest income and lower cash taxes paid.

Cash paid for income taxes from continuing operations for the nine months ended September 30, 2007 was $441.3 million versus $452.5 million for the nine months ended September 30, 2006. Cash taxes for the full year 2007 are anticipated to be approximately $525 million to $575 million.

Cash flow from operating activities attributable to discontinued operations reflects the operating cash flows of Paramount Parks.

Investing Activities.    Cash used for investing activities of $132.2 million for the nine months ended September 30, 2007 principally reflected acquisitions of $329.1 million, primarily consisting of the acquisitions of Last.fm, MaxPreps, Inc. and outdoor advertising properties, capital expenditures of $302.2 million and the investment in several new interactive initiatives. These increases were partially offset by proceeds from dispositions of $346.3 million, primarily from the radio station divestitures, and net receipts of $174.9 million from Viacom Inc. relating to the Separation. Cash provided by investing activities from continuing operations of $970.9 million for the nine months ended September 30, 2006 principally reflected proceeds of $1.24 billion from the sale of Paramount Parks and net receipts from Viacom Inc. related to the Separation of $28.4 million. These increases were partially offset by capital expenditures of $195.7 million and acquisitions of $75.3 million, primarily consisting of the acquisition of CSTV Networks and outdoor advertising properties, and investments in affiliated companies of $48.6 million principally consisting of the Company's investment in The CW. Capital expenditures increased $106.5 million to $302.2 million for the nine months ended September 30, 2007, principally reflecting increased spending for Outdoor transit contracts in the U.K. and television facilities.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Financing Activities.    Cash used for financing activities of $3.61 billion for the nine months ended September 30, 2007 principally reflected the purchase of Company common stock for $3.35 billion, the repayment of notes of $660.0 million and dividend payments of $472.4 million, partially offset by proceeds from the issuance of notes of $678.0 million and proceeds from the exercise of stock options of $195.2 million. Cash used for financing activities of $1.16 billion for the nine months ended September 30, 2006 principally reflected the repayment of notes of $832.0 million and dividend payments of $365.8 million, partially offset by proceeds from the exercise of stock options of $58.0 million.

Cash Dividends

On September 4, 2007, the Company announced a 14% increase in its quarterly cash dividend on CBS Corp. Class A and Class B Common Stock to $.25 per share. The total dividend was $171.5 million of which $167.9 million was paid on October 1, 2007 and $3.6 million was accrued to be paid upon vesting of restricted shares and RSUs. Year-to-date through October 1, 2007, the Company paid $640.3 million of dividends to stockholders. Dividend declarations during 2007 and 2006 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Purchase of Company Stock

On September 4, 2007, the Company announced a stock repurchase program under which the Company repurchased approximately 50.7 million shares of CBS Corp. Class B Common Stock for $1.62 billion, including fees and subject to adjustment, through an accelerated share repurchase ("ASR") transaction. In the first quarter of 2007, the Company announced a stock repurchase program under which the Company repurchased 47.3 million shares of CBS Corp. Class B Common Stock for $1.52 billion, including fees and adjustment, through an ASR transaction.

For the nine months ended September 30, 2007, the Company repurchased 106.9 million shares of CBS Corp. Common Stock for $3.42 billion, including fees and subject to adjustment.

Capital Structure

The following table sets forth the Company's long-term debt:

	At September 30, 2007	At December 31, 2006

Notes payable to banks	$5.2	$3.1
Senior debt (4.625%–8.875% due 2007–2056)	6,980.6	7,006.2
Other notes	.8	.8
Obligations under capital leases	112.1	115.2

Total debt	7,098.7	7,125.3
Less discontinued operations debt (a)	43.0	83.0

Total debt from continuing operations	7,055.7	7,042.3
Less current portion	19.8	15.0

Total long-term debt from continuing operations, net of current portion	$7,035.9	$7,027.3

  (a)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

As of September 30, 2007 and December 31, 2006, the Company's debt balances included (i) a net unamortized premium of $27.0 million and $29.1 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $40.9 million and $17.5 million, respectively.

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

Credit Facility

As of September 30, 2007, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At September 30, 2007, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of September 30, 2007, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.81 billion.

Accounts Receivable Securitization Program

As of September 30, 2007, the Company had $550.0 million outstanding under its revolving receivable securitization program. The program results in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheet. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of September 30, 2007, the Company was in compliance with the required ratios under the receivable securitization program.

Liquidity and Capital Resources

The Company believes that its operating cash flows from continuing operations ($1.89 billion for the nine months ended September 30, 2007), cash and cash equivalents ($1.23 billion at September 30, 2007), borrowing capacity under its committed bank facility (which consisted of an unused revolving Credit Facility of $2.81 billion at September 30, 2007), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments, and dividend and other financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film programming, and talent contracts will come primarily from cash flow from operations.

The Company continually projects anticipated cash requirements, which include capital expenditures, dividends, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activities available to meet these needs. Any additional net cash funding

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $399.0 million at September 30, 2007 and are not recorded on the Consolidated Balance Sheet as of September 30, 2007.

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

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors at the time the actions were filed, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston was formerly Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the

Management's Discussion and Analysis of
Results of Operations and Financial Condition

members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above-named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company's appeal from that decision was argued on January 5, 2007, and the court reserved decision. The trial court proceedings have been stayed pending the resolution of the Company's appeal. In January 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in the earlier actions, and was consolidated with In re Viacom Inc. Shareholders Derivative Litigation. Also, in January 2007, the parties reached an agreement in principle to settle all of these actions. In April 2007, the parties executed a Stipulation of Settlement, which resolves all of these actions. The Stipulation of Settlement remains subject to court approval. A settlement approval hearing is scheduled for November 13, 2007. The Company believes that the plaintiffs' positions in these actions are without merit and, if the settlement is not approved, it intends to vigorously defend itself in the litigation. Any liabilities of the Company and/or Viacom Inc. in this matter will be shared equally between the Company and Viacom Inc.

The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Any liabilities of the Company and/or Viacom Inc. in this matter will be shared equally between the Company and Viacom Inc.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2007, the Company had pending approximately 72,970 asbestos claims, as compared with approximately 73,310 as of December 31, 2006 and approximately 81,300 as of September 30, 2006. Of the claims pending as of September 30, 2007, approximately 48,260 were pending in state courts, 21,210 in federal courts and, additionally, approximately 3,500 were third party claims pending in state courts. During the third quarter of 2007, the Company received approximately 880 new claims and closed or moved to an inactive docket approximately 800 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the

Management's Discussion and Analysis of
Results of Operations and Financial Condition

seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2006 and 2005 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $5.7 million and $37.2 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at September 30, 2007. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. On May 31, 2006, the FCC denied the Company's petition for reconsideration. On July 28, 2006, the Company filed a Petition for Review of the forfeiture and denial of reconsideration with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture under protest so that the Company could bring an appeal. The Company has appealed the Super Bowl decision in the U.S. Court of Appeals for the Third Circuit and oral argument was heard on September 11, 2007. The Company is awaiting the court's decision on this matter.

On March 15, 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture of $32,500 against each of these stations, totaling $260,000 for the Company's owned stations. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue a forfeiture. That decision and others were appealed to the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. The court initially remanded the matter to the FCC at the request of the FCC, and, on November 6, 2006, the FCC issued a decision reversing the part of its decision that found The Early Show broadcast to be indecent. However, the FCC affirmed its findings that the broadcast of fleeting and isolated expletives on another broadcast network was indecent. In June 2007, the court vacated the FCC's "fleeting expletive" policy on the ground that the FCC failed to articulate a reasoned basis for a change in its longstanding approach in this area, and was therefore impermissibly arbitrary and capricious. The court remanded the case to the FCC for further proceedings consistent with the court's opinion. The FCC has indicated that it will be seeking U.S. Supreme Court review of the court's decision. The FCC's deadline for filing a petition for certiorari with the U.S. Supreme Court is November 4, 2007. New legislation has been introduced in

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Congress which would, if it becomes law, have the effect of purporting to make future "fleeting expletives" indecent under the FCC's jurisdiction. Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation from $32,500 to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which new maximum amounts became effective on July 20, 2007.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At September 30, 2007, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 78% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

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

During July 2007, the Company purchased 869,145 shares of CBS Corp. Class A and Class B Common Stock from the Viacom Inc. 401(k) Plan for $29.8 million and Viacom Inc. purchased 2,823,178 shares of Viacom Inc. class A and class B common stock from the 401(k) plans sponsored by the Company for $120.0 million.

CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $88.1 million and $33.8 million for the three months ended September 30, 2007 and 2006, respectively, and $219.7 million and $76.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as programming inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $45.4 million and $63.1 million for the three months ended September 30, 2007 and 2006, respectively, and $129.2 million and $141.1 million for the nine months ended September 30, 2007 and 2006, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At September 30, 2007	At December 31, 2006

Amounts due from Viacom Inc.
Receivables	$120.5	$187.2
Other assets (Receivables, noncurrent)	238.4	260.7

Total amounts due from Viacom Inc.	$358.9	$447.9

Amounts due to Viacom Inc.
Accounts payable	$4.1	$5.2
Program rights	59.6	56.1
Other liabilities (Program rights, noncurrent)	33.9	10.7

Total amounts due to Viacom Inc.	$97.6	$72.0

Other Related Parties.    The Company owned approximately 18% of Westwood One as of September 30, 2007, which is accounted for by the Company as an equity investment. One member of Westwood One's board of directors is an officer of CBS Radio. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio and also serves as a member of Westwood One's board of directors. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. All such agreements are collectively referred to as the "Existing Agreements." CBS Television also has arrangements with Westwood One to provide news and sports programming to Westwood One. Revenues from the Existing Agreements and these arrangements were approximately $19.5 million and $19.7 million for the three months ended September 30, 2007 and 2006, respectively, and $54.7 million and $60.5 million for the nine months ended September 30, 2007 and 2006, respectively.

On October 2, 2007, CBS Radio and Westwood One entered into definitive agreements relating to the termination, or modification and extension of the Existing Agreements (the "new agreements"). Certain of the new agreements, including the Technical Services Agreement, the News Programming Agreement, the Trademark License Agreement and the affiliation agreements, are extended for a term expiring March 31, 2017. Generally, the new agreements will have no force or effect unless and until closing takes place pursuant to the terms of the new agreements. The closing of the new agreements is subject to, among other conditions, approval by Westwood One stockholders, other than CBS Radio

Management's Discussion and Analysis of
Results of Operations and Financial Condition

and its affiliates, and Westwood One's securing of new or modifying existing financing pursuant to the new agreements. The arrangements contemplated by the new agreements include, among other things, termination of the Representation Agreement and Management Agreement, which includes relinquishment of all of the Company's seats on the Westwood One board of directors and termination of the Company's outstanding warrants to acquire shares of Westwood One common stock, which are currently out-of-the-money.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently evaluating the impact of the adoption of SFAS 159 on the consolidated financial statements.

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

Total unrecognized tax benefits at the date of adoption of FIN 48 were $227.3 million, of which $184.5 million would affect the Company's effective income tax rates, if and when recognized in future years. The Company does not expect the total amount of unrecognized tax benefits to significantly change during the next twelve months. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. Since it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company cannot reasonably predict the periods in which cash payments relating to its unrecognized tax benefits are expected to occur.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors at the time the actions were filed, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. In January 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in the earlier actions, and was consolidated with In re Viacom Inc. Shareholders Derivative Litigation. Also, in January 2007, the parties reached an agreement in principle to settle all of these actions. In April 2007, the parties executed a Stipulation of Settlement, which resolves all of these actions. The Stipulation of Settlement remains subject to court approval. A settlement approval hearing is scheduled for November 13, 2007. The Company believes that the plaintiffs' positions in these actions are without merit and, if the settlement is not approved, it intends to vigorously defend itself in the litigation. Any liabilities of the Company and/or Viacom Inc. in this matter will be shared equally between the Company and Viacom Inc.

Item 1A. Risk Factors.

The following updates the corresponding risk factor included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television and radio businesses by causing delays in the production of the Company's television or radio programming or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. On November 1, 2007, the television business' collective bargaining agreement with the Writers Guild of America (East and West) ("WGA") covering freelance writers expired and, on November 5, 2007, the WGA began an industry-wide strike. The Company does not expect the WGA strike to have a significant effect on the Company's operating results for the remainder of 2007. However, depending on their duration, strikes or work stoppages could have an adverse effect on the Company's revenues and operating income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of CBS Corp.'s purchases of its Class A and Class B Common Stock during the three months ended September 30, 2007.

(In millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

July 1, 2007–July 31, 2007(1)	.9	$34.27	.9	$649.4
August 1, 2007–August 31, 2007	—	—	—	$649.4
September 1, 2007–September 30, 2007(2)	50.7	31.58	50.7	$649.4

Total	51.6	$31.63	51.6	$649.4

(1)
During July 2007, the Company purchased 21,697 shares of CBS Corp. Class A and 847,448 shares of CBS Corp. Class B Common Stock from the Viacom Inc. 401(k) plan for $29.8 million.

(2)
The Company repurchased approximately 50.7 million shares of CBS Corp. Class B Common Stock for $1.60 billion, excluding fees and subject to adjustment, through a $1.60 billion accelerated share repurchase transaction publicly announced on September 4, 2007.

Item 5. Other Information.

On November 1, 2007, the Company's Board of Directors amended the Amended and Restated Bylaws of CBS Corporation (the "Amended Bylaws"), effective that date, to add an advance notice provision to Article II thereof. Pursuant to the amendment, except as otherwise set forth therein, a stockholder of the Company is required to provide advance written notice (a "Stockholder's Notice") and comply with the other requirements and procedures set forth in the Amended Bylaws in order to (1) nominate persons for election to the Company's Board of Directors at an annual meeting of stockholders or (2) present any business or proposal at an annual meeting of stockholders. Based on the anniversary date of the most recent annual meeting of stockholders, a Stockholder's Notice with respect to the 2008 Annual Meeting of Stockholders must be sent and received by the Secretary at the principal executive offices of the Company no later than February 25, 2008 and no earlier than January 24, 2008. The requirements set forth in the Amended Bylaws are in addition to all applicable requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations thereunder with respect to the matters described above and do not affect the requirements for stockholder proposals to be considered for inclusion in the Company's proxy statement relating to the 2008 Annual Meeting of Stockholders pursuant to Rule 14a-8 of the Exchange Act, including the timeframe for submission of stockholder proposals which was published in the Company's 2007 proxy statement. The Amended Bylaws also contain a similar advance notice provision for special meetings of stockholders at which directors are to be elected. The foregoing description of the amendment is qualified in its entirety by reference to the Amended Bylaws which are filed as exhibit 3(b) to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits.

Exhibit No.		Description of Document

(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation, effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
	(b)	Amended and Restated Bylaws of CBS Corporation effective November 1, 2007 (filed herewith).
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
(a)
Employment Agreement dated October 15, 2007 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 19, 2007) (File No. 001-09553).
	(b)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through November 1, 2007) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBS CORPORATION (Registrant)
Date:	November 5, 2007	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer
Date:	November 5, 2007	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation, effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
	(b)	Amended and Restated Bylaws of CBS Corporation effective November 1, 2007 (filed herewith).
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
(a)
Employment Agreement dated October 15, 2007 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 19, 2007) (File No. 001-09553).
	(b)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through November 1, 2007) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES