Form 10-K
period 2007-12-31
CBS CORP
filed 2008-02-28
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-09553

CBS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2949533 (I.R.S. Employer Identification Number)

51 W. 52nd Street
New York, NY 10019
(212) 975-4321
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	New York Stock Exchange
Class B Common Stock, $0.001 par value	New York Stock Exchange
7.625% Senior Debentures due 2016	American Stock Exchange
7.25% Senior Notes due 2051	New York Stock Exchange
6.75% Senior Notes due 2056	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒

          As of June 29, 2007, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $444,591,436 (based upon the closing price of $33.33 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $20,865,785,279 (based upon the closing price of $33.32 per share as reported by the New York Stock Exchange on that date).

          As of February 15, 2008, 58,717,973 shares of Class A Common Stock and 621,999,819 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of CBS Corporation's Notice of 2008 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Part III).

PART I

Item 1.    Business.

        CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is a mass media company with operations in the following segments:

  •
  TELEVISION: The Television segment consists of CBS Television, comprised of the CBS® Television Network, the Company's 30 owned broadcast television stations, CBS Paramount Network Television and CBS Television Distribution, the Company's television production and syndication operations; Showtime Networks™, the Company's premium subscription television program services; and CSTV College Sports Television® (to be rebranded CBS College Sports Network™ in March 2008), the Company's cable network and online digital media business devoted to college athletics.

  •
  RADIO: The Radio segment owns and operates 140 radio stations in 30 United States ("U.S.") markets through CBS Radio®.

  •
  OUTDOOR: The Outdoor segment displays advertising on media, including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage principally through CBS Outdoor® and in retail stores through CBS Outernet™.

  •
  PUBLISHING: The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner® and Free Press™.

        For the year ended December 31, 2007, contributions to the Company's consolidated revenues from its segments were as follows: Television 66%, Radio 12%, Outdoor 16% and Publishing 6%. The Company generated approximately 12% of its total revenues from international regions in 2007. For the year ended December 31, 2007, approximately 66% and 18% of total international revenues of $1.72 billion were generated in Europe and Canada, respectively.

        The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and new Viacom Inc. ("Viacom Inc."), was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. class A common stock, $0.001 par value ("Class A Common Stock"), and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. class B common stock, $0.001 par value ("Class B Common Stock"), and .5 of a share of Viacom Inc. class B common stock. The results of Viacom Inc. have been presented as a discontinued operation for the year ended December 31, 2005.

        In January 2008, the Company completed the sale of seven of its owned television stations to Cerberus Capital Management, L.P. for approximately $185 million. In November 2007, the Company completed the last of its sales of 39 radio stations in 10 of its smaller markets for $668.4 million in the aggregate. In October 2007, the Company acquired SignStorey, Inc. (renamed CBS Outernet), a distributor of video programming and advertising content to retail stores, for $71.5 million. In May 2007, the Company acquired Last.fm™, a global, community-based, music discovery Web site, for approximately $280 million. In April 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, valued at $64.0 million, and $169.8 million in cash was exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. In April 2007, the Company completed the acquisition of MaxPreps, Inc., an online high school sports network, for

$43.0 million. In June 2006, the Company completed the sale of Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. Paramount Parks has been presented as a discontinued operation in the Company's consolidated financial statements.

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

        As of December 31, 2007, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,520 movie screens in the U.S., the United Kingdom ("U.K."), South America and Russia and manages 21 movie screens in the U.S. and the U.K., beneficially owned Class A Common Stock of the Company representing approximately 79% of the voting power of all classes of the Company's Common Stock, and approximately 13% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

        The Company was organized in Delaware in 1986. The Company's principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Web site address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

        Television (66% of the Company's consolidated revenues in each of 2007, 2006 and 2005)

        The Television segment consists of CBS Television, comprised of the CBS Television Network, the Company's 30 owned broadcast television stations and CBS Paramount Network Television and CBS Television Distribution, the Company's television production and syndication operations; Showtime Networks, its premium subscription television program services; and CSTV, its cable network and online digital media business devoted to college athletics.

        Television Network.    The CBS Television Network through CBS Entertainment™, CBS News® and CBS Sports® distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming, and feature films to more than 200 domestic affiliates reaching throughout the U.S., including 16 of the Company's owned and operated television stations, and to affiliated stations in certain U.S. territories. The CBS Television Network primarily derives revenues from the sales of advertising time for its network broadcasts.

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality-based programming, made-for-television movies and miniseries, theatrical films, specials, children's programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes®, CBS Evening News with

Katie Couric and The Early Show, as well as special reports. CBS News Productions, the off-network production company created by CBS News, produces programming for domestic and international outlets, including the CBS Television Network, cable television, home video, audio-book and in-flight markets, as well as schools and libraries. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain NCAA championships, including the Final Four, golf, including the Masters Tournament and the PGA Championship, the U.S. Open Tennis Championships, regular-season college football and basketball line-ups on network television, in addition to the NFL's American Football Conference regular season schedule, the Postseason Divisional Playoff games and the AFC championship game. In 2004, CBS Sports entered into a six-year rights extension with the NFL to broadcast the AFC beginning in 2006 and including two Super Bowls. Extending its franchises, CBS Sports has the marketing rights for the 2003-2013 NCAA Championships, including coordination of licensing, merchandising, related multimedia and television, and other related business opportunities. CBS Home Entertainment licenses home video rights and CBS Consumer Products licenses merchandising rights.

        The CW, a broadcast network and 50/50 joint venture with Warner Bros. Entertainment, was launched in Fall 2006. The CW's programming includes America's Next Top Model and Everybody Hates Chris. Nine of the Company's owned television stations are affiliates of The CW.

        Through CBS Interactive, the Internet sites associated with CBS Entertainment (CBS.com), CBS News (CBSNews.com), CBS Sports (CBSSports.com), and entertainment news (TheShowBuzz.com) are combined to provide key platforms for promotion, as well as exposure to the brands of these divisions to the broadband Internet audience while creating new revenue streams primarily through advertising, online consumer products, such as fantasy sports leagues and video-on-demand. The four sites leverage the content of the CBS Television Network on the Internet and on other emerging media platforms, including wireless, video-on-demand and interactive television. In 2007, the Company acquired Last.fm, a community-based, music discovery Web site, which reaches approximately 21.0 million unique global monthly visitors, WallStrip.com™, which produces and syndicates a daily Web show focused on financial news, and Dotspotter.com™, which provides celebrity news and social networking capabilities. In 2007, these sites collectively received approximately 7.3 billion pageviews and attracted an average audience of approximately 14.7 million U.S. monthly unique visitors according to Nielsen/NetRatings.

        In furtherance of the Company's desire to expand its audience reach and develop new revenue opportunities, CBS Television Network news, entertainment and other program content is also available through various third party arrangements. The Company's CBS Audience Network™, created in April 2007, delivers the Company's content through new and existing advertiser-supported deals including with: AOL (for the distribution of CBS programming on Video.AOL.com and other AOL Web properties), Microsoft (providing the ability to search for, browse and play content from CBS programming on MSN TV), CNET Networks (for streaming the Company's content on TV.com), Comcast (for distribution of CBS programming on Comcast's entertainment sites such as Comcast.net and Fancast), Joost (for distribution of CBS programming on Joost's Internet television service including links to more information and message boards), Bebo (for distribution of CBS programming to Bebo's social networking Web site) and Veoh (for viewing CBS content on customized channels on Veoh.com), among others. During 2007, certain games of the 2007 NCAA® Division I Men's Basketball Championship were streamed as they were broadcast by CBS Sports through NCAA® March Madness On Demand™, an on-demand, advertiser-supported streaming service, and game highlights were available via the CBS Sports NCAA Tournament Channel on YouTube. In August 2007, the Company teamed with four leading mobile advertising companies to build a mobile advertising platform for its news, entertainment and sports programming. In October 2006, the Company's CBS Television Network, Showtime Networks and CSTV Networks began providing programming clips to YouTube, Inc. pursuant to a content and advertising arrangement in which the Company and YouTube share advertising revenue. In June 2006, certain of CBS Television Network's primetime programming became available, including CSI: programs, on Apple's iTunes Music Store. The CBS Audience Network also has arrangements with the Company's radio and television stations and most of its affiliated television stations, which offer broader Internet exposure for the locally produced content of these stations and greater online advertising opportunities for local and national advertisers. The Company's Internet operations and related arrangements derive revenue from a combination of advertising, sponsorships, subscription services and e-commerce activities.

        In late September 2007, at the beginning of the 2007–2008 broadcast season, Nielsen Media Research introduced a new television measurement system based on commercial viewership rather than program viewership. The new standard allows for the inclusion of both live and delayed viewing of commercials up to three days after live broadcasts and has become the industry standard for the buying and selling of television commercial time.

        Television Stations.    The Company owns 30 broadcast television stations through its CBS Television Stations group, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. The Company's television stations are located in the 8 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area ("DMA") in 9 major markets. These multiple station markets are: Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #7), Detroit (market #11), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #22). This network of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming. The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. Substantially all of the Company's television stations currently operate Web sites, which promote the stations' programming, and provide news, information and entertainment, as well as other services. Since October 2006, pursuant to an exclusive video syndication arrangement, local news video from 17 of the Company's television stations has been available on Yahoo!. CBS and Yahoo! share revenue from advertising sold adjacent to CBS stations' content on the site.

        The Company's owned and operated television stations reach approximately 39% of all U.S. television households and approximately 36% of U.S. television households as measured by the FCC's television national audience reach limitation under which a VHF television station is deemed to reach 100% of the television households in its market and a UHF television station is deemed to reach 50% of the television households in its market. The FCC's ownership rules limit the Company's national audience reach to 39% of all U.S. television households. (See "CBS Corp. Business Segments—Regulation—Broadcasting—Ownership Regulation").

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of February 15, 2008.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type/Channel	Network Affiliation
WCBS-TV New York, NY	1	VHF/2	CBS
KCAL-TV Los Angeles, CA	2	VHF/9	Independent
KCBS-TV Los Angeles, CA	2	VHF/2	CBS
WBBM-TV Chicago, IL	3	VHF/2	CBS

Station and Metropolitan Area Served(1)	Market Rank(2)	Type/Channel	Network Affiliation
KYW-TV Philadelphia, PA	4	VHF/3	CBS
WPSG-TV Philadelphia, PA	4	UHF/57	The CW
KTVT-TV Dallas-Fort Worth, TX	5	VHF/11	CBS
KTXA-TV Dallas-Fort Worth, TX	5	UHF/21	Independent
KPIX-TV San Francisco-Oakland-San Jose, CA	6	VHF/5	CBS
KBCW-TV San Francisco-Oakland-San Jose, CA	6	UHF/44	The CW
WBZ-TV Boston, MA	7	VHF/4	CBS
WSBK-TV Boston, MA	7	UHF/38	Independent
WUPA-TV Atlanta, GA	8	UHF/69	The CW
WKBD-TV Detroit, MI	11	UHF/50	The CW
WWJ-TV Detroit, MI	11	UHF/62	CBS
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	13	UHF/44	The CW
KSTW-TV Seattle-Tacoma, WA	14	VHF/11	The CW
WCCO-TV Minneapolis-St. Paul, MN	15	VHF/4	CBS
Satellites:
KCCO-TV(3) Alexandria, MN			CBS
KCCW-TV(4) Walker, MN			CBS
WFOR-TV Miami-Ft. Lauderdale, FL	16	VHF/4	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	16	UHF/33	MyNetworkTV
KCNC-TV Denver, CO	18	VHF/4	CBS
KOVR-TV Sacramento-Stockton-Modesto, CA	20	VHF/13	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	20	UHF/31	The CW
KDKA-TV Pittsburgh, PA	22	VHF/2	CBS
WPCW-TV Pittsburgh, PA	22	UHF/19	The CW
WJZ-TV Baltimore, MD	24	VHF/13	CBS
WBXI-CA(5) Indianapolis, IN	26	UHF/47	MTV/TR3S
WGNT-TV Norfolk-Portsmouth-Newport News, VA	42	UHF/27	The CW

(1)
Metropolitan Area Served is Nielsen Media Research's DMA.
(2)
Market Rankings based on Nielsen Station Index—DMA Market and Demographic Rank, September 2007.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.

        Television Production and Syndication.    The Company, through CBS Paramount Network Television and CBS Television Distribution (including King World Productions, CBS Paramount Domestic Television and CBS Paramount International Television), produces, acquires and/or distributes programming worldwide, including series, specials, news, public affairs and made-for-television movies. Such programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services or distribution via first-run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company also distributes off-network syndicated programming, which is programming exhibited on television stations or cable networks following its exhibition on a network, basic cable network or premium subscription service.

        Programming that was produced or co-produced by the Company's production group and is broadcast on network television includes, among others, CSI: Crime Scene Investigation (CBS) and Medium (NBC). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including foreign and/or off-network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or foreign markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company's objective is to recoup its costs and earn a profit through domestic syndication of episodes after their network runs and/or by licensing international exhibitions of the episodes. International sales are generally made within one year of U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication. In off-network syndication, the Company distributes series such as CSI:, CSI: Miami, CSI: NY, Medium, Survivor and America's Next Top Model as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Jeopardy!, Entertainment Tonight, The Oprah Winfrey Show, Dr. Phil, Rachael Ray and Judge Judy. The Company also distributes syndicated programming internationally.

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in the Television segment's operating results. Unrecognized revenues attributable to such license agreements were approximately $582.9 million and $675.5 million at December 31, 2007 and December 31, 2006, respectively.

        Showtime Networks.    Showtime Networks owns and operates three commercial-free, premium subscription television program services in the U.S.: Showtime, offering recently released theatrical feature films, original series, original motion pictures, documentaries, boxing, mixed martial arts, concerts and other special events; The Movie Channel™, offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the 70s, 80s and 90s, as well as selected other titles. At December 31, 2007, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 54.8 million subscriptions in the U.S., certain U.S. territories and Bermuda.

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

        Showtime Networks derives revenue principally from the license of its program services to cable television operators, direct-to-home ("DTH") satellite operators, telephone companies and other distributors. The costs of acquiring premium television rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from major or independent motion picture producers and other distributors typically covering the U.S. and Bermuda for varying durations. For example, Showtime Networks has the exclusive U.S. premium subscription television rights for certain exhibition windows relating to Paramount Pictures' feature films initially theatrically released in the U.S. through December 2007. Showtime Networks also arranges for the development, production and acquisition of original programs, series, documentaries and motion pictures. Showtime Networks' original series include Dexter, Californication, The Tudors, Weeds, Brotherhood and The L Word, among others. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives distribution revenue from the rights it retains in certain of its original programming. For example, Showtime Networks has entered into licenses with television networks in various foreign territories for exhibition of certain original series, as well as electronic sell-through arrangements with several Internet distributors, including iTunes and Amazon, among others, for certain Showtime programming.

        Showtime Networks is also a manager and 37% owner of Sundance Channel®, a venture among Showtime Networks, an affiliate of Robert Redford and NBC Universal, Inc. Sundance Channel is a subscription television program service in the U.S., dedicated to independent film, featuring original programming, American independent films, documentaries, foreign and classic art films, shorts and animation. Showtime Networks owns 90% of and manages Smithsonian Networks, a venture with Smithsonian Institution. In September 2007, this venture launched Smithsonian Channel™, a linear high definition program service, in the U.S. This channel features programs of a cultural, historical, scientific and educational nature. The Company owns 85% of OurChart.com LLC, a venture with the creator and executive producer of The L Word. In January 2007, this venture launched OurChart.com, a Web site which features social networking and content from multiple sources, including The L Word. Showtime Networks provides a variety of services to this venture pursuant to a services agreement.

        CSTV.    CSTV Networks (to be rebranded CBS College Sports Network in March 2008) includes a cable program service featuring events from approximately 30 men's and women's college sports, with approximately 24.3 million subscribers as of February 1, 2008, and CSTV Online, which operates cstv.com and provides services and develops Web sites for approximately 260 college athletic affiliates. In addition, cstv.com, which supports the related cable program service and online properties, and the college athletic Web sites reached approximately 6.8 million U.S. monthly unique visitors in November 2007, according to Nielsen/NetRatings. In September 2006, the mtn: MountainWest Sports Network was launched. CSTV Networks and Comcast Corporation each owns a 50% interest in the mtn, which exhibits Mountain West Conference athletics and is available to U.S. cable and satellite providers. MaxPreps.com is the Company's online high school sports network, which reached approximately 1.0 million U.S. monthly unique visitors in November 2007 according to Nielsen/Net Ratings. CSTV Networks derives its revenues from subscription fees and the sale of advertising time on its cable program service and online properties.

Television Competition

        Television Network.    The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services as well as other media, including DVDs, print and the Internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to Nielsen Media Research, for the broadcast television primetime daypart for the period September 24, 2007 to January 27, 2008, the CBS Television Network secured the #1 position for total viewers and for key adult viewers ages 25-54 and the #2 position for key adult viewers ages 18-49.

        Television Stations.    Television stations compete for programming, on-air talent, audiences and advertising revenues with other stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and, in the case of advertising revenues, with other local and national media. The owned and operated television stations' competitive position is largely influenced by the quality of the syndicated programs and local news programs in time periods not programmed by the network; the strength of the CBS Television Network and, in particular, the viewership of the CBS Television Network in the time period immediately prior to the late evening news; and in some cases, by the quality of the broadcast signal.

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

        Showtime Networks.    Showtime Networks primarily competes with other providers of premium subscription television program services in the U.S.: Home Box Office, Inc. and Starz Entertainment Group, L.L.C. Competition among premium subscription television program services in the U.S. is dependent on: (i) the production, acquisition and packaging of original series and other original programming and the acquisition and packaging of an adequate number of recently released theatrical motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to cable operators, DTH satellite operators, telephone companies and other distributors for carriage so as to favorably position and package Showtime Networks' premium subscription television program services to subscribers. Home Box Office, Inc. is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, HBO and Cinemax. Showtime Networks competes with Home Box Office, Inc. and has a significantly smaller share of the premium subscription television category. Starz Entertainment Group, L.L.C. owns Starz!, another premium subscription television program service, which primarily features recently released theatrical motion pictures and competes with Showtime Networks' and Home Box Office, Inc.'s premium program services. Showtime Networks also competes for programming, distribution and/or audiences with broadcast television, basic cable program services and other media, including DVDs, portable devices and the Internet.

        The terms and favorable renewal of agreements with distributors for the distribution of the Company's subscription television program services are important to the Company. Consolidation among multichannel video programming distributors makes it more difficult to reach favorable terms and could have an adverse effect on revenues.

        CSTV.    CSTV Networks' cable programming service principally competes with other sports-oriented cable programming services for cable and satellite distribution and related revenue, for viewership and for advertising revenue. Consolidation among cable operators has made it more difficult for newer channels to secure broad distribution. In addition, the largest cable providers have created sports tiers for newer sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. CSTV Networks' television service also competes with other sports programming services in acquiring the television and broadband rights to sporting events, resulting in increased rights fees and increased production expenses. CSTV Online operates cstv.com and serves as the exclusive Web site service provider to many university athletic departments and other college sports-related organizations. CSTV Online competes with other sports-based Web sites and sports information sources for users, subscribers to its packages of streamed events and site sponsors. In addition, it competes with several other Web site service providers which serve the same market; as a result, CSTV Online may incur increased expenses to maintain its network of university affiliates.

        Radio (12%, 14% and 15% of the Company's consolidated revenues in 2007, 2006 and 2005, respectively)

        The Company's radio broadcasting business operates through CBS Radio, which owns and operates 140 radio stations serving 30 U.S. markets as of February 15, 2008. CBS Radio is one of the largest operators of radio stations in the U.S. Virtually all of the Company's owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 76% in the 25 largest U.S. radio markets. The Company's strategy generally is to operate radio stations in the largest markets and take advantage of the Company's ability to sell advertising across multiple markets and formats. In November 2007, the Company completed the last of its sales of 39 radio stations in 10 of its smaller markets. The Company believes that it is favorably impacted by offering radio, television and outdoor advertising platforms in large markets. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table below includes information with respect to the Company's radio stations in the top 25 U.S. radio markets.

        CBS Radio's geographically dispersed stations serve diverse target demographics through a broad range of formats such as rock, oldies, all-news, talk, adult contemporary, sports and country, and CBS Radio has established leading franchises in news, sports and personality programming. This diversity provides advertisers with the convenience of selecting stations to reach a targeted demographic or of selecting groups of stations to reach broad groups of consumers within and across markets and also reduces the Company's dependence on any single station, local economy, format or advertiser. At the same time, CBS Radio maintains substantial diversity in each market where its stations operate so that its stations can appeal to several demographic groups. CBS Radio's general programming strategies include employing popular on-air talent, some of whose broadcasts may be syndicated by CBS Radio using the services of a third party syndicator, broadcasting programming syndicated to it by others, acquiring the rights to broadcast sports play-by-play and producing and acquiring news content for its 140 radio stations. The overall mix of each radio station's programming lineup is designed to fit the station's specific format and serve its local community.

        A new electronic audience measurement technology, Arbitron Portable People Meter™, is in the process of being introduced in radio markets and the Company will be monitoring the effects of this new ratings system on the ratings of the Company's radio stations and advertising sales.

        The majority of CBS Radio's revenues are generated from the sale of local, regional and national advertising. The major categories of radio advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, movies, entertainment and services. CBS Radio is able to use the reach, diversity and branding of its radio stations to create unique division-wide marketing and promotional initiatives for major national advertisers of products and services. The success and reputation of CBS Radio and its stations allow the Company to attract the participation of major artists in these national campaigns. Advertising expenditures by local advertisers fluctuate, which has an effect on CBS Radio's revenues.

        The Company also owns the CBS Radio Network, which is managed by Westwood One, Inc. As of December 31, 2007, the Company owned approximately 18% of the common stock of Westwood One, Inc., which it manages pursuant to a management agreement which has a term expiring on March 31, 2009. On October 2, 2007, CBS Radio and Westwood One entered into definitive agreements including, among others, agreements relating to the termination of management and representation arrangements, and modification and extension of certain arrangements involving compensation to the Company, the provision of radio programming (principally news and traffic) by Westwood One to CBS Radio and the distribution by Westwood One of CBS Radio News. The termination, modification and extension of these arrangements are subject to certain closing conditions. Westwood One is a leading producer and distributor of syndicated and network radio programming in the U.S. and distributes syndicated and network radio programming, including traffic and weather information, to radio stations, including many of the Company's radio stations. Westwood One does not own or operate radio stations.

        CBS Radio is extending its station brands online, through efforts that include streaming, on-demand, podcasting and developing radio station Web sites with content and video. For example, over 140 audio streams of CBS Radio stations and custom channels are available online, including such top brands as 1010 WINS and WFAN-AM, each in New York, and KROQ-FM in Los Angeles. Visitors to CBS Radio's Web sites also have access to searchable video content through CBS Radio's arrangement with AOL's Truveo service.

        Radio Competition.    The Company's radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as Clear Channel Communications, Citadel Broadcasting, Cox Radio, Emmis Communications, Entercom and Radio One. The Company's radio stations also compete with other media, such as broadcast, cable and DTH satellite television, other radio stations, newspapers, magazines, the Internet and direct mail.

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

        The radio broadcast industry is converting from analog to digital broadcasts. Currently, approximately 1,500 radio stations are broadcasting in the U.S. using digital technology. The Company has joined other broadcast radio groups to form the HD Digital Alliance Association (the "Digital Alliance"), which is committed to accelerate the conversion of over 2,000 additional AM and FM stations to digital radio technology over the next several years, including the conversion of a substantial number of the Company's radio stations. As of February 1, 2008, 103 of the Company's owned radio stations have been converted. Members of the Digital Alliance have also agreed to provide two digital audio broadcasts on each of their radio stations. One will be a digital rebroadcast of the station's analog signal and the other will be used to offer a broad range of unique programming on a limited commercial basis while digital transmissions continue to be implemented. Implementing its agreement with the Digital Alliance, CBS Radio has announced a line-up of multicast programming for over 66 of its radio stations in 26 markets. The Company believes that digital transmissions will provide listeners with improved sound quality and should facilitate the convergence of radio with other digital media. It is too early to predict the full effect that the conversion to digital will have on the Company's radio businesses or on competition generally.

        Aggregate spot advertising sales revenues for the Company's radio stations for 2007 were ranked #1 in four of the top five U.S. markets by metro area population (New York, Los Angeles, Chicago and Dallas-Fort Worth), according to the 2007 Market Total Spot Performance Summary of Miller, Kaplan, Arase & Co., LLP.

Radio Stations, Television Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations, television stations and outdoor advertising displays as of February 15, 2008 in the top 25 U.S. radio markets:

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/FM	Format	Stations	Type/ Channel	Network Affiliation	Display Type
New York, NY #1—Radio #1—Television	WCBS WCBS WFAN WINS WWFS WXRK	FM AM AM AM FM FM	Classic Hits News Sports News Adult Contemporary Active/Alternative Rock	WCBS-TV	VHF/2	CBS	Subways, Billboards, Bulletins, Walls, Trestles, "Spectacular Signage," Mall Posters
Los Angeles, CA #2—Radio #2—Television	KCBS KFWB KLSX KNX KROQ KRTH KTWV	FM AM FM AM FM FM FM	Adult Hits ("Jack") News FM Talk News Alternative Rock Classic Hits Smooth Jazz	KCAL-TV KCBS-TV	VHF/9 VHF/2	Independent CBS	Bus, Bus Shelters, Rail, Kiosks, Bulletins, Walls, Posters, Mall Posters
Chicago, IL #3—Radio #3—Television	WBBM WBBM WCFS WJMK WSCR WUSN WXRT	FM AM FM FM AM FM FM	Rhythmic Contemporary Hit Radio News Adult Contemporary Adult Hits ("Jack") Sports Country Adult Album Alternative	WBBM-TV	VHF/2	CBS	Bus, Bus Shelters, Bulletins, Posters, Mall Posters, Walls, Digital Billboards
San Francisco, CA #4—Radio #6—Television	KCBS KMVQ KITS KLLC KYCY KFRC	AM FM FM FM AM FM	News Rhythmic AC Alternative Rock Hot Adult Contemporary Talk (Podcasting) Classic Hits	KPIX-TV KBCW-TV	VHF/5 UHF/44	CBS The CW	Bus, Bus Shelters, Rail, Cable Cars, Bulletins, Walls, Posters, Mall Posters
Dallas-Fort Worth, TX #5—Radio #5—Television	KLUV KMVK KJKK KRLD KVIL KLLI	FM FM FM AM FM FM	Classic Hits Rhythmic AC Adult Hits ("Jack") News/Talk Adult Contemporary FM Talk	KTVT-TV KTXA-TV	VHF/11 UHF/21	CBS Independent	Walls, Bulletins, Mall Posters, Kiosks
Houston, TX #6—Radio #10—Television	KHJZ KIKK KILT KILT	FM AM FM AM	Smooth Jazz News Country Sports				Bulletins, Mall Posters
Philadelphia, PA #7—Radio #4—Television	KYW WIP WOGL WPHT WYSP	AM AM FM AM FM	News Sports Classic Hits News/Talk Active/Alternative Rock	KYW-TV WPSG-TV	VHF/3 UHF/57	CBS The CW	Bus Shelters, Rail, Bulletins, Mall Posters
Atlanta, GA #8—Radio #8—Television	WAOK WVEE WZGC	AM FM FM	News/Talk Urban Adult Album Alternative	WUPA-TV	UHF/69	The CW	Bus, Bus Shelters, Rail, Bulletins, Posters, Mall Posters
Washington, D.C. #9—Radio #9—Television	WTGB WLZL WJFK WPGC WPGC	FM FM FM FM AM	Adult Album Alternative Spanish-Tropical FM Talk Urban Gospel				Bus, Rail, Mall Posters, Walls

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/FM	Format	Stations	Type/ Channel	Network Affiliation	Display Type
Boston, MA #10—Radio #7—Television	WBCN WBMX WBZ WODS WZLX	FM FM AM FM FM	Active/Alternative Rock Hot Adult Contemporary News Classic Hits Classic Rock	WBZ-TV WSBK-TV	VHF/4 UHF/38	CBS Independent	Bulletins
Detroit, MI #11—Radio #11—Television	WXYT WOMC WVMV WWJ WXYT WYCD	FM FM FM AM AM FM	Sports Classic Hits Smooth Jazz News Sports Country	WKBD-TV WWJ-TV	UHF/50 UHF/62	The CW CBS	Bus, Bulletins, Posters, Mall Posters
Miami-Ft. Lauderdale, FL #12—Radio #16—Television				WFOR-TV WBFS-TV	VHF/4 UHF/33	CBS MyNetworkTV	Bulletins, Bus, Rail, Mall Posters, Kiosks
Puerto Rico #13—Radio							Bulletins, Posters
Seattle-Tacoma, WA #14—Radio #14—Television	KBKS KMPS KPTK KJAQ KZOK	FM FM AM FM FM	Contemporary Hit Radio Country News/Talk Classic Hits ("Jack") Classic Rock	KSTW-TV	VHF/11	The CW	Bulletins, Posters, Mall Posters
Phoenix, AZ #15—Radio #12—Television	KOOL KZON KMLE	FM FM FM	Classic Hits Rhythmic Contemporary Hit Radio Country				Bus Shelters, Bulletins, Posters, Mall Posters, Benches, Walls
Minneapolis, MN #16—Radio #15—Television	WCCO WLTE KZJK	AM FM FM	News/Talk Adult Contemporary Adult Hits ("Jack")	WCCO-TV KCCO-TV KCCW-TV	VHF/4 Satellite Satellite	CBS CBS CBS	Bulletins, Mall Posters, Bus Shelters
San Diego, CA #17—Radio #27—Television	KSCF KYXY	FM FM	Hot Adult Contemporary Adult Contemporary				Bus Shelters, Bulletins, Posters, Mall Posters
Nassau-Suffolk, NY(2) #18—Radio							Bulletins
Tampa-St. Petersburg, FL #19—Radio #13—Television	WLLD WQYK WQYK WYUU WRBQ WSJT	FM FM AM FM FM FM	Rhythmic Contemporary Hit Radio Country Sports Spanish Classic Hits Smooth Jazz	WTOG-TV	UHF/44	The CW	Bulletins, Mall Posters
St. Louis, MO #20—Radio #21—Television	KEZK KMOX KYKY	FM AM FM	Adult Contemporary News/Talk Hot Adult Contemporary				Bulletins, Posters, Mall Posters
Baltimore, MD #21—Radio #24—Television	WJFK WLIF WQSR WWMX WHFS	AM FM FM FM FM	Sports Adult Contemporary Adult Hits ("Jack") Hot Adult Contemporary FM Talk	WJZ-TV	VHF/13	CBS	Mall Posters, Bus Shelters
Denver, CO #22—Radio #18—Television	KWLI KIMN KXKL	FM FM FM	Country Hot Adult Contemporary Classic Hits	KCNC-TV	VHF/4	CBS	Bus Shelters, Bulletins, Posters, Mall Posters
Portland, OR #23—Radio #23—Television	KVMX KINK KLTH KUFO KUPL KCMD	FM FM FM FM FM AM	Rhythmic AC Adult Album Alternative Classic Hits Active Rock Country Comedy				Bulletins, Mall Posters, Posters

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/FM	Format	Stations	Type/ Channel	Network Affiliation	Display Type
Pittsburgh, PA #24—Radio #22—Television	KDKA WBZW WDSY WZPT	AM FM FM FM	News/Talk Contemporary Hit Radio Country Hot Adult Contemporary	KDKA-TV WPCW-TV	VHF/2 UHF/19	CBS The CW	Bulletins, Mall Posters
Charlotte, NC #25—Radio	WSOC WKQC WFNZ WNKS WPEG WBAV WFNA	FM FM AM FM FM FM AM	Country Adult Contemporary Sports Contemporary Hit Radio Urban Urban Adult Sports

(1)	Radio market rank based on Fall 2007 Radio Market Ranking as provided by Arbitron Inc. Television market rank based on Nielsen Station Index—DMA Market and Demographic Rank, September 2007.
(2)	Sub-market of New York City. The Company's New York City radio and television stations serve Nassau-Suffolk.

        Outdoor (16%, 15% and 14% of the Company's consolidated revenues in 2007, 2006 and 2005, respectively)

        The Company sells, through its Outdoor businesses, advertising space on various media, including billboards, transit shelters, buses, rail systems (in-car, station platform and terminal), mall kiosks and stadium signage and in retail stores. It has outdoor advertising operations in more than 100 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 19 of the 20 largest metropolitan markets in Canada and all 45 of the largest metropolitan markets in Mexico. Additionally, Outdoor has the exclusive rights to manage advertising space on approximately 90% of the total bus fleet in the U.K. and has a variety of outdoor advertising displays in the Netherlands, France, Italy, the Republic of Ireland, Spain and China. The Company operates its Outdoor businesses through CBS Outdoor in the U.S., Canada and Europe, CBS Outernet in the U.S. and Vendor® in Mexico. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

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

        Outdoor generally operates in the billboard, transit, street furniture and retail store advertising markets. Outdoor primarily operates two types of billboard advertising displays, commonly referred to as "bulletins" and "posters." Billboard space is generally sold for periods ranging from 4 weeks to 12 months. Billboards are generally mounted on structures owned by Outdoor located on leased real property. Lease agreements are negotiated with both public and private landowners for varying terms ranging from month-to-month to year-to-year, can be for terms of 10 years or longer and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. New technologies for outdoor advertising displays, such as changeable message displays and digital billboards using light-emitting diode and liquid crystal display technology, continue to evolve. The Company keeps apprised of and has adopted such new technologies as they evolve and mature. For example, Outdoor is utilizing digital technology containing moving images in the London Underground and New York City subways. In July 2006, Outdoor reached an 8.5 year agreement to sell advertising on the London Underground, for which construction and installations are underway.

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

        Street furniture displays, the most common of which are bus shelters, reach both vehicular and pedestrian audiences. Bus shelters are usually constructed, installed and maintained by Outdoor. Most of Outdoor's bus shelter contracts include revenue-sharing arrangements with a municipality or transit authority and often include minimum required payments. Street furniture contracts usually involve a competitive bidding process and contracts typically are for a term of between 10 to 20 years. Contracts are awarded on the basis of projected revenues to the municipality, including minimum payments, and Outdoor's willingness to construct public facilities, such as bus shelters, public toilets and information kiosks. In both its transit and street furniture negotiations, Outdoor seeks to reduce minimum payment obligations on new agreements and on renewal of existing agreements. There is no assurance that Outdoor will be successful in reducing its minimum payments, entering into new agreements or renewing certain existing agreements and any such agreements may provide a lesser return to the Company.

        In October 2007, the Company acquired SignStorey, Inc. (renamed CBS Outernet), a leading distributor of video programming and advertising content to retail stores, which enables customized messaging by region and retail environment. Generally, CBS Outernet enters into revenue-sharing arrangements with retailers based on advertising sales.

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

        Publishing (6%, 6% and 5% of the Company's consolidated revenues in 2007, 2006 and 2005, respectively)

        The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

        Simon & Schuster publishes and distributes adult and children's consumer books in printed, audio and digital formats in the U.S. and internationally. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books®, and Free Press. Simon & Schuster's major children's imprints include Simon Spotlight®, Aladdin Paperbacks® and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on CBS Television Network's and Showtime Networks' products as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on general Internet sites as well as those linked to individual titles; its created assets include online videos showcasing Simon & Schuster authors and new releases on YouTube, Bookvideos.tv, SimonSays.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada and Simon & Schuster Australia and other distributors, as well as the publication of local titles by Simon & Schuster UK.

        In 2007, Simon & Schuster published 140 titles that were New York Times bestsellers, including 17 New York Times #1 bestsellers. Best-selling titles in 2007 include The Secret by Rhonda Byrne, Become a Better You by Joel Osteen and I Heard That Song Before by Mary Higgins Clark. Bestselling children's titles from Simon & Schuster include Olivia Helps with Christmas by Ian Falconer, Dog by Matthew Van Fleet and Uglies by Scott Westerfeld. Simon & Schuster Digital™, through SimonSays.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

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

        Publishing Competition.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends. Significant mergers have occurred among the leading consumer publishers. Mass merchandisers and on-line retailers are significant factors in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other larger publishers such as Random House, Penguin Group and Harper Collins for the rights to works by authors. Competition is particularly strong for well-known authors and public personalities. In addition, technological changes have made it increasingly possible for authors to self-publish.

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

  Intellectual Property

        Laws affecting intellectual property are of significant importance to the Company. (See "Intellectual Property" on page I-22).

        Copyright Law and Content.    In the U.S., the copyright term for authored works is the life of the author plus 70 years. For works made-for-hire, the copyright term is the shorter of 95 years from the first publication or 120 years from creation.

        Unauthorized Distribution and Piracy.    Unauthorized distribution of copyrighted material over the Internet without regard to content owners' copyright rights in television programming and clips, such as through file "sharing" and peer-to-peer services, is a threat to copyright owners' ability to protect and exploit their property. The Company is engaged in enforcement and other activities to protect its intellectual property and has participated in various litigations, educational and public relations programs and legislative activity. In addition to these efforts, the Company continues to explore possibilities for commercial arrangements with various online providers to further protect and exploit its content.

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

        Indecency Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because of the vagueness of the FCC's indecency/profanity definition, coupled with the spontaneity of live programming. The FCC in the last several years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency violations. Pursuant to legislation enacted by Congress, in July 2007, the FCC increased the forfeiture penalties for broadcasting indecent programming to a maximum of $325,000 per indecent utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. The Company is and has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent material. The Company entered into a Consent Decree with the FCC in November 2004 pursuant to which the Company made a $3.5 million voluntary contribution to the U.S. Treasury and agreed to provide training with respect to FCC indecency regulation to programming-related personnel at its broadcast television and radio operations and to implement other measures to reduce the risk of broadcasting indecent material. The Company also entered into a Consent Decree with the FCC in 2007. Pursuant to the 2007 Consent Decree, the Company made a $300,000 voluntary contribution to the U.S. Treasury and the FCC and the Company settled and resolved certain disputes pertaining to the 2004 Consent Decree. (See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition—Legal Matters—Indecency Regulation" on page II-30).

        License Renewals.    Radio and television broadcast licenses are granted for a term of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC's rules and regulations that, taken together, constitute a pattern of abuse. The Company has a number of pending renewal applications, 8 of which have been opposed by third parties (there are 2 opposed renewal applications for Radio and 6 opposed renewal applications for Television).

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

        The FCC's ownership rules are briefly summarized below.

          Local Radio Ownership.    The FCC's local radio ownership rule applies in all markets where the Company owns radio stations. Under that rule, one party may own up to eight radio stations in the largest markets, no more than five of which may be either AM or FM. With a few exceptions, the rule permits the common ownership of 8 radio stations in the top 50 markets, where CBS Radio has significant holdings. The Company's radio portfolio exceeds the FCC's numerical limit in two markets, Baltimore and West Palm Beach, which are grandfathered. While the rules do not require the divestiture of any existing radio ownership combinations, the Company is not permitted to transfer its radio portfolios in those two markets intact, except to qualified small businesses.

          Local Television Ownership.    Under the FCC's local television ownership rule, one party may own up to two television stations in the same DMA, so long as at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC, and at least eight independently owned and operating full-power television stations remain in the market following the acquisition. Further, without regard to the number of remaining independently owned television stations, the rule permits the ownership of two television stations within the same DMA so long as certain signal contours of the stations involved do not overlap. Satellite television stations that simply rebroadcast the programming of a "parent" television station are exempt from the local television ownership rule if located in the same DMA as the "parent" station.

          Television National Audience Reach Limitation.    Under the national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. The Company currently owns and operates television stations that have an aggregate television national audience reach for purposes of the national ownership limitation of approximately 36%, after applying the UHF discount.

          Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market. The Company owns a combination of radio and television stations in the Los Angeles market in excess of the limit. The Company has an application pending before the FCC which, if granted, would bring the Company into compliance with the rule.

          Newspaper-Broadcast Cross-Ownership.    In December 2007, the FCC modified the newspaper-broadcast cross-ownership rule permitting cross-ownership of daily newspapers and broadcast stations in the top 20 markets under certain circumstances and establishing a waiver procedure for such combinations in smaller markets.

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

        In December 2007, the FCC released an order setting forth additional rules related to the transition to digital television. These rules impose obligations on stations to report to the FCC on the status of construction of digital facilities, construction deadlines and new interference standards for stations that seek to improve their digital signals.

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

        Cable and Satellite Carriage of Television Broadcast Stations.    The 1992 Cable Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, each station must elect, with respect to cable systems within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. Generally, the Company has elected the retransmission consent option for the period beginning January 1, 2006, and since that date, has begun a systematic process of seeking monetary consideration for its retransmission consent.

        Similarly, federal legislation and FCC rules govern the retransmission of broadcast television stations by DTH satellite operators. DTH satellite operators are required to carry the signals of all local television broadcast stations requesting carriage in local markets in which the DTH satellite operator carries at least one signal pursuant to the statutory local-to-local compulsory copyright license. Every three years, each television station in such markets must elect "must carry" or "retransmission consent" status, in a manner similar to that described above with respect to cable systems. Substantially all of the Company's owned and operated television stations are being transmitted into their local markets by the two major DTH satellite operators pursuant to retransmission consent agreements negotiated prior to January 1, 2006.

        The foregoing relates to cable and satellite carriage of analog television broadcast stations. Although a single programming stream transmitted by each digital television station will be required to be carried on both distribution platforms after the end of the digital television transition period, the FCC, in February 2005, affirmed that it will not require cable operators either to carry both a station's analog and digital signals during the transition period or, after the conversion to digital, to carry more than a station's primary video programming channel. However, the Company has agreements with a number of multiple system operators that require carriage of the digital and analog signals of the Company-owned television stations during the transition (including multiple streams of digital programming). In an order adopted in September 2007, the FCC confirmed that cable operators will be required to ensure that all of their subscribers are able to receive the digital signals of local "must carry" broadcast stations.

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

        Program Access.    Under the Communications Act, vertically integrated cable programmers (more fully described below) are generally prohibited from offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC's regulations. The FCC's "program access" rules also limit the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable operators. A cable programmer is considered to be vertically integrated under the FCC's program access attribution rules if it owns or is owned by a cable operator in whole or in part. Cable operators for this purpose may include telephone companies that provide video programming directly to subscribers. The Company's wholly owned program services are not currently subject to the program access rules. In December 2007, the FCC announced that it will conduct a rulemaking to examine issues related to its vertical ownership limits and cable attribution rules. The Company's flexibility to negotiate the most favorable terms available for carriage of these services and its ability to offer cable operators exclusive programming could be adversely affected if it were to become subject to the program access rules. Certain actions of the Company with respect to program access rules are addressed under the terms of a separation agreement, which is filed as an exhibit to this report (the "Separation Agreement"), between the Company and Viacom Inc. (See Item 1A. Risk Factors—"The Separation Agreement Prohibits the Company from Engaging in Certain Types of Businesses").

        Digital Radio.    For a number of years, the FCC has been developing rules that would permit existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters, including multicasting opportunities. The FCC has authorized AM and FM radio stations to broadcast digital signals using excess spectrum within the same allotted bandwidth used for analog transmissions. The Company has committed to converting 131 of its radio stations to digital broadcasting technology over the next several years, 103 of which had been converted at February 1, 2008. CBS Radio and other broadcasters have formed the Digital Alliance and have made commitments that will result in over 2,000 AM and FM stations converting to digital technology nationwide, including in the top 100 radio markets.

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

INTELLECTUAL PROPERTY

        The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company's practice to protect its products, including its television and radio products, characters, publications and other original and acquired works and audiovisual works made for online and wireless exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com™, CBS Radio™, Showtime®, The Movie Channel™, Flix®, CBS Outdoor™, CBS Outernet™, CBS Audience Network™, Last.fm™, Spelling Television®, CSI:™, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CSTV College Sports Television®, CBS Interactive™ and all the call letters for the Company's television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

        At December 31, 2007, the Company employed approximately 23,970 people including full-time and part-time salaried employees.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 15 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

        CBS Corp. makes available free of charge on or through the Investor Relations section of its Web site, www.cbscorporation.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. On June 21, 2007, the Company submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A 12 of the New York Stock Exchange Listing Manual. The Company filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to its Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.    Risk Factors.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        This document, including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," and the documents incorporated by reference into this Annual Report on Form 10-K, contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth below. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

A Decline in Advertising Expenditures Could Cause the Company's Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

The Company derives substantial revenues from the sale of advertising on its broadcast and basic cable networks, television stations, radio stations, outdoor media and syndicated programming. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly a major market such as Los Angeles, New York or Chicago, in which the Company owns and operates sizeable businesses, could alter current or prospective advertisers' spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical segments, represent a significant portion of the Company's advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors' advertising expenditures may adversely affect the Company's revenue. Advertisers' willingness to purchase advertising from the Company may also be affected by a decline in audience ratings for the Company's programming, the inability of the Company to retain the rights to popular programming, increasing audience fragmentation caused by the proliferation of new media formats, including cable networks, the Internet and video-on-demand and the deployment of portable digital devices which allow consumers to time shift programming and skip or fast-forward through advertisements. The Company's revenues from outdoor advertising also depend on the Company's continued ability to obtain the right to use effective outdoor advertising space. Any reduction in advertising expenditures could have an adverse effect on the Company's revenues and results of operations.

The Company's Success Is Dependent upon Audience Acceptance of Its Content, Particularly Its Television and Radio Programs, Which Is Difficult to Predict

Television and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program, and the licensing of rights to the intellectual property associated with the program, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a television or radio program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of new ratings technologies and measurements could have an impact on the Company's program ratings. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company's radio or television stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company's cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. Consequently, low public acceptance of the Company's content, particularly its television and radio programs, will have an adverse effect on the Company's results of operations.

Failure by the Company to Obtain, Create and Retain the Rights in Popular Programming Could Adversely Affect the Company's Revenues

Operating results from the Company's programming businesses fluctuate primarily with the acceptance of such programming by the public, which is difficult to predict. The Company's revenue from its television and radio business is therefore partially dependent on the Company's continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company's revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network's most widely viewed broadcasts, including certain NCAA championships, golf's Masters Tournament and PGA Championship, and NFL games, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and FLIX from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs, such as sports events from third parties. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company's failure to obtain or retain rights to popular content could adversely affect the Company's revenues.

Any Decrease in Popularity of the Programming for Which the Company Has Incurred Significant Commitments Could Have an Adverse Effect on Its Profitability

Programming and talent commitments of the Company, estimated to aggregate approximately $11.41 billion as of December 31, 2007, primarily included $7.47 billion for sports programming rights, $2.47 billion relating to television, radio and film production and licensing and $973.2 million for talent contracts, with $771.5 million of these amounts payable in and after 2013. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to air, could lead to decreased profitability or losses for a significant period of time.

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

The Company's Businesses Operate in Highly Competitive Industries

The Company competes with other media companies for high quality content and attractive outdoor advertising space to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various cable, DTH satellite and other platforms. The Company's ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular television, syndicated programming and radio programming and books, as well as well-placed outdoor advertising faces. In addition, the consolidation of advertising agencies, distributors and television service providers has made competition for viewers, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of on-line sales have resulted in increased competition for limited physical shelf space for the Company's publications and for the attention of consumers on-line. Competition for viewers and advertising comes from: broadcast television stations and networks; cable television systems and networks; the Internet; terrestrial and satellite radio and portable digital audio players; outdoor advertisers; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. This competition could result in lower ratings and advertising and subscription revenues or increased promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on its business, financial condition or results of operations.

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

Changes in U.S. Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business

The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's licenses could have a material adverse effect on the Company's revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company's ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. As part of the nationwide transition from analog to digital broadcasting, the Company's full power television stations are required to transmit a digital signal 100% of the time they are transmitting an analog signal. This requirement increases the Company's operating costs. At the end of the analog-to-digital period, which is scheduled to occur in February 2009, these television stations will be required to cease analog transmissions. The Company is unable to predict the extent to which consumers will acquire digital television receivers or digital conversion devices for analog television receivers and the effect of the cessation of analog broadcasting on viewership. In addition, the Company is unable to predict the extent or timing of consumer demand for digital television services and the resulting impact on the Company's viewership. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company's advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company's ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. In addition, changes in international laws may have an adverse impact on the Company's international businesses. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against the Broadcast and Cable Industries Could Have an Adverse Effect on the Company's Businesses and Results of Operations

The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC's indecency/profanity definition, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry. The FCC has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency violations. The FCC has found on a number of occasions that the content of radio and television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending licensees. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent "utterance," in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In addition, pursuant to legislation enacted by the U.S. Congress, in July 2007, the FCC increased the fines for broadcasting indecent material to a maximum of $325,000 per utterance. If the FCC denied a license renewal or revoked the license for one of the Company's broadcast radio or television stations, the Company would lose its authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC's indecency rules adds significant uncertainty to the Company's ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect the Company's businesses and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of the Company's cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company's Results of Operations

The CBS Television Network provides its affiliates with up to 98 hours of programming per week. In return, the CBS Television Network's affiliated stations broadcast network-inserted commercials during that programming. Loss of network affiliation agreements of the CBS Television Network could adversely affect the Company's results of operations by reducing the reach of the Company's programming and therefore its attractiveness to advertisers, and renewal on less favorable terms may also adversely affect the Company's results of operations. The non-renewal or termination of retransmission agreements with distributors such as Comcast Corporation, Time Warner Cable Inc., DIRECTV Holdings LLC, or EchoStar Communications Corporation or continued distribution on less favorable terms, could also adversely affect the Company's ability to distribute its network programming to a nationwide audience and affect the Company's ability to sell advertising, which could have a material adverse effect on the Company's results of operations. Showtime Networks and the CSTV cable network are also dependent upon the maintenance of affiliation agreements with cable, DTH satellite and other operators, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks' and CSTV's program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. In addition, consolidation among cable and DTH satellite operators and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these providers and could adversely affect the Company's ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all.

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

Regulation of the Outdoor Advertising Industry Could Materially Adversely Affect the Company's Outdoor Business

The outdoor advertising industry is subject to extensive governmental regulation and enforcement at the federal, state and local levels in the U.S. and to national, regional and local restrictions in foreign countries. These regulations and enforcement actions can affect the operation and continuance of operations of advertising displays and include restrictions on the construction, repair, upgrading, height, size and location of outdoor advertising structures and, in some instances, the content of advertising copy that can be displayed on these structures. In addition, outdoor advertising is the subject of targeted state and municipal taxes. Such laws may reduce the Company's expansion opportunities or may increase competitive pressure from others. The Company cannot give any assurance that existing or future laws or regulations will not materially and adversely affect its outdoor business.

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

The Company's Liabilities Related to Discontinued Operations and Former Businesses Could Adversely Impact Its Financial Condition

The Company has both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to the media business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. The Company cannot be assured that its reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these liabilities may come due. Therefore, there can be no assurances that these liabilities will not have a material adverse effect on the Company's financial position, operating performance or cash flow.

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television and radio businesses by causing delays in the production of the Company's television or radio programming or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. On February 12, 2008, the industry-wide strike of the freelance writers represented by the Writers Guild of America (East and West), which began on November 5, 2007, was settled. Depending on their duration, strikes or work stoppages could have an adverse effect on the Company's revenues and operating income.

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

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

The management and directors of the Company may own both CBS Corp. common stock and Viacom Inc. common stock, and both the Company and Viacom Inc. are controlled by NAI. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company's Board of Directors and executive chairman of Viacom Inc.'s board of directors. Ms. Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and Viacom Inc. Mr. David R. Andelman is a director of NAI and serves as a director of the Company. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when the Company's and Viacom Inc.'s management, directors and controlling stockholder face decisions that could have different implications for the Company and Viacom Inc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Viacom Inc. regarding the terms of the agreements governing the Separation and the relationship between the Company and Viacom Inc. thereafter. These agreements include, among others, the Separation Agreement, the Tax Matters Agreement, the transition services agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if the Company and Viacom Inc. enter into any commercial arrangements with each other in the future. Each of Mr. Redstone and Ms. Redstone may also face conflicts of interest with regard to the allocation of his or her time between the Company and Viacom Inc. CBS Corp.'s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and Viacom Inc. CBS Corp.'s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of Viacom Inc. acquires knowledge of a potential corporate opportunity for both the Company and Viacom Inc., such director, officer or controlling stockholder may present such opportunity to the Company or Viacom Inc. or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.'s certificate of incorporation provides that it renounces any interest in any such opportunity presented to Viacom Inc. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, of which approximately 310,000 square feet is occupied by the Company, with the balance being leased to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. In addition, the Company leases or subleases from Viacom Inc. subsidiaries the following facilities for certain of its operating divisions: (a) office and studio space at 1515 Broadway, New York, New York, (b) office space at 1633 Broadway, New York, New York and (c) office and tape storage space at the Paramount Pictures Studio, 5555 Melrose Avenue, Los Angeles, California. Showtime occupies approximately 230,000 square feet at 1633 Broadway, New York, New York. The lease for this space expires May 31, 2010. Simon & Schuster leases approximately 290,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2014. In December 2006, the Company entered into a lease through 2027 for approximately 80,000 square feet at 345 Hudson Street, New York, New York, for at least four of its radio stations. In early 2007, the Company increased the amount of the leased space at 345 Hudson Street to approximately 108,000 square feet. The Company and its subsidiaries also own and lease office, studio and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising properties throughout the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3.    Legal Proceedings.

        Shareholder Derivative Lawsuits.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions named each member of Former Viacom's Board of Directors at the time the actions were filed, the two former Co-Presidents and Co-Chief Operating Officers of Former Viacom, and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of such officers and the Chairman of the Board and Chief Executive Officer of Former Viacom was improper. In January 2007, a new shareholder derivative action was filed in New York Supreme Court, which contained allegations similar to those in the earlier actions, and was consolidated with In re Viacom Inc. Shareholders Derivative Litigation. In April 2007, following notice to shareholders, the parties executed a Stipulation of Settlement, which resolved all of these actions. By order and final judgment entered December 3, 2007, the court approved the Stipulation of Settlement and dismissed the action with prejudice. The Company and Viacom Inc. have agreed to equally share all costs and expenses relating to this matter.

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

The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2007, the Company had pending approximately 72,120 asbestos claims, as compared with approximately 73,310 as of December 31, 2006 and approximately 101,170 as of December 31, 2005. Of the claims pending as of December 31, 2007, approximately 40,520 were pending in state courts, 28,100 in federal courts and, additionally, approximately 3,500 were third party claims pending in state courts. During 2007, the Company received approximately 4,590 new claims and closed or moved to an inactive docket approximately 5,780 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2007 and 2006 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.5 million and $5.7 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2007. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

        General.    On an ongoing basis, the Company defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of February 28, 2008.

Name	Age	Title
Sumner M. Redstone	84	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	58	President and Chief Executive Officer and Director
Anthony G. Ambrosio	47	Executive Vice President, Human Resources and Administration
Louis J. Briskman	59	Executive Vice President and General Counsel
Martin D. Franks	57	Executive Vice President, Planning, Policy and Government Relations
Susan C. Gordon	54	Senior Vice President, Controller and Chief Accounting Officer
Joseph R. Ianniello	40	Senior Vice President, Finance and Treasurer
Richard M. Jones	42	Senior Vice President and General Tax Counsel
Fredric G. Reynolds	57	Executive Vice President and Chief Financial Officer
Gil Schwartz	56	Executive Vice President and Chief Communications Officer
Martin M. Shea	64	Executive Vice President, Investor Relations
Angeline C. Straka	62	Senior Vice President, Deputy General Counsel and Secretary

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Shari Redstone, Vice Chair of the Board of Directors of the Company, is the daughter of Sumner M. Redstone.

        Mr. Redstone is the Company's Founder and has been Executive Chairman of the Board of the Company since the Separation. He was Chairman of the Board of Former Viacom from 1987 until the Separation and served as Chief Executive Officer of Former Viacom since 1996 through the Separation. Mr. Redstone has also served as Chairman of the Board of NAI since 1986 and Chief Executive Officer of NAI since 1967. He served as President of NAI from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. Mr. Redstone has lectured at a variety of universities, including Harvard Law School, Brandeis University, and in 1982 joined the faculty of the Boston University School of Law. Mr. Redstone graduated from Harvard University in 1944 and received a LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the United States Court of Appeals and then as a Special Assistant to the United States Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan's high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty. He is also a recipient of the Army Commendation Award. Mr. Redstone also serves as Executive Chairman of the Board of Directors and Founder of Viacom Inc.

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

PART II

Item 5.    Market for CBS Corporation's Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

        CBS Corporation (the "Company" or "CBS Corp.") voting Class A Common Stock and CBS Corporation non-voting Class B Common Stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbols "CBS.A" and "CBS", respectively.

        The following table sets forth, for the calendar periods indicated, the per share range of high and low sales prices for CBS Corporation's Class A Common Stock and Class B Common Stock, as reported on the NYSE.

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2007
1st quarter	$32.27	$28.73	$32.27	$28.45
2nd quarter	$34.00	$30.55	$34.02	$30.46
3rd quarter	$35.54	$28.87	$35.75	$28.76
4th quarter	$31.63	$25.73	$32.20	$25.57

2006
1st quarter	$27.51	$23.86	$27.45	$23.85
2nd quarter	$27.77	$24.13	$27.24	$24.05
3rd quarter	$29.75	$25.55	$29.78	$25.53
4th quarter	$32.01	$27.72	$32.04	$27.33

        On February 21, 2008, the Company announced a quarterly cash dividend of $.25 per share on its Class A and Class B Common Stock payable on April 1, 2008. CBS Corporation currently expects to continue to pay a regular cash dividend to its stockholders. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2007 and 2006 for a total of $667.1 million and $573.2 million, respectively.

        During the fourth quarter of 2007, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

        As of February 15, 2008, there were approximately 2,310 record holders of CBS Corp. Class A Common Stock and approximately 35,410 record holders of CBS Corp. Class B Common Stock. These numbers do not include holders of Former Viacom common stock who had not exchanged, as of February 15, 2008, shares of Former Viacom for shares of CBS Corporation.

        Information required by this item is also contained in the CBS Corp. Proxy Statement for the Company's 2008 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information," which information is incorporated herein by reference.

Performance Graph

        The following graph compares the cumulative total stockholder return on CBS Corp. Class A Common Stock and CBS Corp. Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index and a Peer Group of companies identified below.

        The performance graph assumes $100 invested on December 31, 2002 in each of the Class A Common Stock of CBS Corp., the Class B Common Stock of CBS Corp., the S&P 500 Index and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2007.

Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2007

December 31,	2002	2003	2004	2005	2006	2007

CBS Corp. Class A Common Stock	$100.00	$108.80	$91.75	$81.72	$102.49	$90.61
CBS Corp. Class B Common Stock	$100.00	$109.20	$90.16	$81.43	$104.25	$94.01
S&P 500	$100.00	$128.69	$142.69	$149.69	$173.32	$182.85
Peer Group*	$100.00	$137.38	$145.02	$129.67	$170.61	$152.21

* The Peer Group consists of the following companies: The Walt Disney Company; The News Corp. Ltd (ADRs); Time Warner Inc. and Clear Channel Communications, Inc. Tribune Company, which was previously included in the peer group, has been excluded as it was no longer publicly traded at December 31, 2007.

Item 6.   Selected Financial Data.

CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,(a)
	2007		2006		2005(b)(c)		2004(b)(c)(d)		2003(b)

Revenues		$14,072.9		$14,320.2		$14,113.0		$14,138.3		$13,179.0
Operating income (loss)		$2,621.8		$2,606.4		$(6,869.5)		$(15,201.6)		$2,473.8
Net earnings (loss) from continuing operations		$1,230.8		$1,382.9		$(8,360.6)		$(16,428.7)		$1,089.7
Net earnings from discontinued operations		$16.2		$277.6		$1,271.5		$278.9		$345.7
Net earnings (loss) before cumulative effect of accounting changes		$1,247.0		$1,660.5		$(7,089.1)		$(16,149.8)		$1,435.4
Net earnings (loss)		$1,247.0		$1,660.5		$(7,089.1)		$(17,462.2)		$1,416.9
Basic earnings (loss) per common share
Net earnings (loss) from continuing operations		$1.72		$1.81		$(10.59)		$(19.17)		$1.25
Net earnings from discontinued operations		$.02		$.36		$1.61		$.33		$.40
Net earnings (loss) before cumulative effect of accounting changes		$1.75		$2.17		$(8.98)		$(18.84)		$1.65
Net earnings (loss)		$1.75		$2.17		$(8.98)		$(20.37)		$1.62
Diluted earnings (loss) per common share
Net earnings (loss) from continuing operations		$1.70		$1.79		$(10.59)		$(19.17)		$1.24
Net earnings from discontinued operations		$.02		$.36		$1.61		$.33		$.39
Net earnings (loss) before cumulative effect of accounting changes		$1.73		$2.15		$(8.98)		$(18.84)		$1.63
Net earnings (loss)		$1.73		$2.15		$(8.98)		$(20.37)		$1.61
Dividends per common share	$	..94	$	..74	$	..56	$	..50	$	..24
At Year End:
Total assets:
Continuing operations		$40,322.5		$43,225.6		$42,006.4		$49,280.9		$67,064.2
Discontinued operations		$107.7		$283.2		$1,023.2		$18,721.4		$23,161.3
Total assets		$40,430.2		$43,508.8		$43,029.6		$68,002.3		$90,225.5
Total debt:
Continuing operations		$7,087.7		$7,042.3		$7,900.3		$9,363.6		$9,451.2
Discontinued operations		$43.0		$83.0		$153.2		$553.4		$630.0
Total Stockholders' Equity		$21,472.4		$23,522.5		$21,737.0		$42,024.3		$63,205.0

(a)
On June 30, 2006, CBS Corporation (the "Company" or "CBS Corp.") sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the Company's consolidated financial statements.

(b)
On December 31, 2005, the separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and new Viacom Inc. ("Viacom Inc."), was completed (the "Separation"). Each outstanding share of Former Viacom common stock was converted into the right to receive .5 of a share of CBS Corp. Common Stock and .5 of a share of Viacom Inc. common stock and as a result, all share and per share data of Former Viacom have been adjusted for the periods presented. CBS Corp. has accounted for the Separation as a spin-off of Viacom Inc. and, accordingly, the results of Viacom Inc. have been presented as a discontinued operation in the Company's consolidated financial statements.

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

Overview

        CBS Corporation (together with its consolidated subsidiaries, unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Television, Radio, Outdoor and Publishing. During 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements.

        The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and new Viacom Inc. ("Viacom Inc."), was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A and class B common stock was converted into the right to receive .5 of a share of each of CBS Corp. Class A and Class B Common Stock and .5 of a share of each of Viacom Inc. class A and class B common stock. CBS Corp. has accounted for the Separation as a spin-off of Viacom Inc. and, accordingly, the results of Viacom Inc. have been presented as a discontinued operation in the Company's consolidated financial statements for the year ended December 31, 2005.

CBS Corp. operates in the following segments:

  •
  TELEVISION: The Television segment consists of CBS Television, comprised of the CBS Television Network, the Company's owned television stations, and its television production and syndication operations; Showtime Networks; and CSTV Networks (to be rebranded CBS College Sports Network in March 2008). Television revenues are generated primarily from advertising sales, television license fees and affiliate revenues. Television contributed 66% to consolidated revenues for each of the years ended December 31, 2007, 2006 and 2005.

  •
  RADIO: The Radio segment owns radio stations in most of the large U.S. markets. Radio revenues are generated primarily from advertising sales. Radio contributed 12%, 14% and 15% to consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

  •
  OUTDOOR: The Outdoor segment, principally through CBS Outdoor, displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and in retail stores. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 16%, 15% and 14% to consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

  •
  PUBLISHING: The Publishing segment consists of Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Free Press. Publishing contributed 6% to consolidated revenues for the years ended December 31, 2007 and 2006, and 5% for the year ended December 31, 2005.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations—2007 vs. 2006 and 2006 vs. 2005

Revenues

        The tables below present the Company's consolidated revenues by type for each of the years ended December 31, 2007, 2006 and 2005.

Revenues by Type Year Ended December 31,	2007	2006	Increase/(Decrease) 2007 vs. 2006		2005	Increase/(Decrease) 2006 vs. 2005

Advertising sales	$10,060.9	$10,373.1	$(312.2)	(3)%	$10,415.7	$(42.6)	—%
Television license fees	1,382.2	1,606.8	(224.6)	(14)	1,277.2	329.6	26
Affiliate revenues	1,117.7	1,069.6	48.1	4	992.1	77.5	8
Publishing	886.1	807.0	79.1	10	763.6	43.4	6
Home entertainment	201.9	83.4	118.5	142	259.7	(176.3)	(68)
Other	424.1	380.3	43.8	12	404.7	(24.4)	(6)

Total Revenues	$14,072.9	$14,320.2	$(247.3)	(2)%	$14,113.0	$207.2	1%

	Year Ended December 31,
Percentage of Revenues by Type	2007	2006	2005

Advertising sales	72%	72%	74%
Television license fees	10	11	9
Affiliate revenues	8	7	7
Publishing	6	6	5
Home entertainment	1	1	2
Other	3	3	3

Total	100%	100%	100%

        Advertising sales decreased 3% to $10.06 billion in 2007 from $10.37 billion in 2006 reflecting the absence of UPN and the impact of radio and television station divestitures. These items reduced the Company's advertising sales by 3% for 2007 versus 2006. Television advertising sales decreased 3% reflecting the absence of UPN, the impact of television station divestitures and lower political advertising sales, partially offset by the 2007 telecast of Super Bowl XLI on CBS Television Network. Radio advertising sales decreased 11% in 2007 due to weakness in radio advertising sales and the impact of radio station divestitures. Outdoor advertising sales increased 4% reflecting a 13% increase in Europe and Asia partially offset by a 1% decrease in North America, reflecting a decline in U.S. transit and displays due to the non-renewal of certain marginally profitable transit and street furniture contracts in New York City and Chicago partially offset by growth in U.S. billboards. In 2006, advertising sales decreased $42.6 million to $10.37 billion from $10.42 billion in 2005 reflecting decreases at Radio and Television, partially offset by growth at Outdoor. Radio advertising sales decreased 8% reflecting weakness in the overall radio advertising market and the impact of programming changes at 27 owned radio stations during 2006. Television advertising sales decreased 1% primarily reflecting the shutdown of UPN in September 2006 and decreases at CBS Television Network, partially offset by strong political advertising sales at the television stations. Outdoor advertising sales increased 8% reflecting a 9% increase in North America, primarily in U.S. billboards, and a 5% increase in Europe and Asia.

        Television license fees decreased 14% to $1.38 billion in 2007 from $1.61 billion in 2006 principally reflecting lower domestic syndication revenues as revenues from 2007 domestic availabilities, including

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

NCIS, did not match contributions from the 2006 basic cable availability and off-network syndication of Frasier and the 2006 basic cable availability of Star Trek: Voyager. Television license fees increased 26% to $1.61 billion in 2006 from $1.28 billion in 2005 principally reflecting higher revenues from the domestic syndication sales of CSI: Miami, Without a Trace, Frasier and Star Trek: Voyager, and higher foreign syndication revenues, partially offset by the absence of license fees from the 2005 second-cycle cable renewal of Everybody Loves Raymond and lower network license fees in 2006.

        Affiliate revenues increased 4% to $1.12 billion in 2007 from $1.07 billion in 2006 driven by rate increases and subscriber growth at Showtime Networks and CSTV Networks. Affiliate revenues increased 8% to $1.07 billion in 2006 from $992.1 million in 2005, reflecting rate increases and subscriber growth at Showtime Networks and the inclusion of CSTV Networks since its acquisition in January 2006.

        Publishing revenues increased 10% to $886.1 million in 2007 from $807.0 million in 2006 reflecting higher sales in the Adult and International groups, led by the success of the best-selling title The Secret by Rhonda Byrne. Publishing revenues increased 6% to $807.0 million in 2006 from $763.6 million in 2005 primarily driven by sales of top-selling titles in the Adult, Children's and International groups.

        Home entertainment revenues, primarily consisting of DVD sales, increased $118.5 million to $201.9 million in 2007 from $83.4 million in 2006, as the Company is in the second year of a third party distribution arrangement which provides the Company with revenues after recoupment of upfront distribution costs incurred by the third party distributor. Home entertainment revenues decreased $176.3 million, or 68%, to $83.4 million in 2006 from $259.7 million in 2005 principally reflecting the switch from self-distribution in 2005 to third party distribution in 2006.

        Other revenues, which include digital media revenues and other ancillary fees for Television and Radio operations, increased 12% to $424.1 million in 2007 from $380.3 million in 2006 principally reflecting higher digital media revenues. For 2006, other revenues decreased 6% to $380.3 million from $404.7 million in 2005 primarily reflecting lower revenues from the licensing and merchandising of television product and third party use of the studio facility.

International Revenues

        The Company generated approximately 12% of its total revenues from international regions in 2007, 11% in 2006 and 12% in 2005.

Year Ended December 31,	2007	Percentage of Total	2006	Percentage of Total	2005	Percentage of Total

United Kingdom	$ 534.9	31%	$ 484.5	31%	$ 491.2	30%
Other Europe	610.4	35	548.5	35	666.4	41
Canada	302.2	18	276.5	17	284.4	17
All other	275.2	16	270.8	17	190.4	12

Total International Revenues	$1,722.7	100%	$1,580.3	100%	$1,632.4	100%

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Operating Expenses

        The table below presents the Company's consolidated operating expenses by type:

Operating Expenses by Type Year Ended December 31,	2007	2006	Increase/ (Decrease) 2007 vs. 2006		2005	Increase/ (Decrease) 2006 vs. 2005

Programming	$3,394.9	$3,354.7	$40.2	1%	$3,453.4	$(98.7)	(3)%
Production	2,331.9	2,585.1	(253.2)	(10)	2,403.6	181.5	8
Outdoor operations	1,177.4	1,168.3	9.1	1	1,134.2	34.1	3
Publishing operations	590.1	539.2	50.9	9	525.0	14.2	3
Other	835.0	777.5	57.5	7	862.1	(84.6)	(10)

Total Operating Expenses	$8,329.3	$8,424.8	$(95.5)	(1)%	$8,378.3	$46.5	1%

        For 2007, operating expenses of $8.33 billion decreased 1% from $8.42 billion in 2006. For 2006, operating expenses of $8.42 billion increased 1% from $8.38 billion in 2005. The major components and changes in operating expenses were as follows:

  •
  Programming expenses represented 41% of total operating expenses in 2007, 40% in 2006 and 41% in 2005, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations. Programming expenses increased 1% to $3.39 billion in 2007 from $3.35 billion in 2006 reflecting higher costs associated with the 2007 telecast of Super Bowl XLI on CBS Television Network partially offset by lower expenses resulting from the absence of UPN. Programming expenses decreased 3% to $3.35 billion in 2006 from $3.45 billion in 2005 principally reflecting lower costs associated with primetime series on CBS Television Network, the shutdown of UPN and lower sports programming expenses at Radio.

  •
  Production expenses represented 28% of total operating expenses in 2007, 31% in 2006 and 29% in 2005, and reflect the costs and amortization of internally developed television programs, including direct production costs, residuals and participation expenses, and production overhead, as well as television and radio costs, including on-air talent and other production costs. Production expenses decreased 10% to $2.33 billion in 2007 from $2.59 billion in 2006 primarily reflecting lower costs associated with lower syndication revenues. Production expenses increased 8% to $2.59 billion in 2006 from $2.40 billion in 2005 primarily reflecting higher costs relating to the 2006 syndication sales of Frasier and CSI: Miami.

  •
  Outdoor operations expenses represented 14% of total operating expenses in each of the years 2007, 2006 and 2005, and reflect transit, billboard lease, maintenance, posting and rotation expenses. Outdoor operations expenses increased 1% to $1.18 billion in 2007 from $1.17 billion in 2006 primarily due to the unfavorable impact of foreign exchange rate changes and increased costs for maintenance and materials, partially offset by lower transit costs, principally reflecting the non-renewal of certain transit and street furniture contracts in New York City and Chicago. Outdoor operations expenses increased 3% to $1.17 billion in 2006 from $1.13 billion in 2005 principally reflecting higher transit and billboard lease costs partially offset by the absence of the impact of 2005 hurricanes.

  •
  Publishing operations expenses, which represented 7% of total operating expenses in 2007, and 6% in both 2006 and 2005, reflect cost of book sales, royalties and other costs incurred with respect to publishing operations. Publishing operations expenses for 2007 increased 9% to $590.1 million from $539.2 million in 2006 reflecting higher production costs and royalty expenses resulting from the increase in revenues and the mix of titles. Publishing operations expenses for 2006 increased 3% to

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

    $539.2 million from $525.0 million in 2005 reflecting higher production, return, and freight and delivery costs partially offset by lower royalty expenses.

  •
  Other operating expenses, which represented 10% of total operating expenses in 2007, 9% in 2006 and 10% in 2005, primarily include distribution expenses incurred with respect to television product, costs associated with digital media, and compensation. Other operating expenses increased 7% to $835.0 million in 2007 from $777.5 million in 2006 due to higher television distribution costs and higher costs associated with digital media. Other operating expenses decreased 10% to $777.5 million in 2006 from $862.1 million in 2005 primarily reflecting lower home entertainment distribution costs due to the switch from self-distribution in 2005 to third party distribution in 2006, partially offset by higher costs associated with digital media investment and expansion.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, represented 19% of revenues for each of the years 2007, 2006 and 2005. SG&A expenses decreased $118.2 million, or 4%, to $2.67 billion in 2007 from $2.78 billion in 2006, primarily reflecting lower expenses due to the sale of radio and television stations, the absence of UPN and lower pension and postretirement benefits costs. These decreases were partially offset by an increase of $42.3 million in stock-based compensation expense and increased costs associated with online and interactive businesses. In 2007, pension and postretirement benefits costs decreased $66.7 million from 2006 primarily due to the recognition of lower actuarial losses and the impact of $250.0 million of discretionary contributions made during 2006 to pre-fund the Company's qualified pension plans.

        For 2006, SG&A expenses increased $104.6 million, or 4%, to $2.78 billion from $2.68 billion in 2005 primarily reflecting higher employee-related costs, including an increase of $46.7 million in stock-based compensation expense, the inclusion of CSTV Networks since its acquisition in January 2006 and $24.0 million of UPN shutdown costs, partially offset by lower expenses resulting from the absence of UPN since September 2006. In 2006, pension and postretirement benefits costs increased $39.6 million from 2005, primarily due to an increase in pension costs from the recognition of higher actuarial losses, which resulted from the change in the mortality rate assumption and lower than expected plan asset performance in 2005 partially offset by lower postretirement benefits costs reflecting the effect of a Medicare Part D subsidy. Advertising expenses of $328.1 million included in SG&A expenses in 2006 decreased 4% from 2005 primarily due to lower spending at Television, principally reflecting the shutdown of UPN.

Impairment Charges

        The Company recorded a pre-tax impairment charge of $65.2 million in the fourth quarter of 2006 to reduce the carrying value of the allocated goodwill for certain television stations to be disposed. The Company completed the sale of these television stations on January 10, 2008 (See Note 2 to the consolidated financial statements).

        Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a fair value-based impairment test of goodwill on at least an annual basis. The first step of the test examines whether or not the book value of each of the Company's reporting units exceeds its fair value. If the book value for a reporting unit exceeds its fair value, the second step of the test is then required to compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill. The Company's reporting units are generally one level below or at the operating

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

segment level. Effective as of the year ended December 31, 2006, the Company tested for goodwill impairment for the Radio operating segment at its geographic component level.

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

Depreciation and Amortization

        For 2007, depreciation and amortization increased $16.2 million, or 4%, to $455.7 million from $439.5 million principally reflecting higher depreciation associated with new broadcast facilities. For 2006, depreciation and amortization decreased slightly to $439.5 million from $440.1 million.

Interest Expense

        For 2007, interest expense increased $5.4 million to $570.9 million from $565.5 million as debt balances in 2007 remained relatively consistent with the prior year. The Company had $7.09 billion at December 31, 2007 and $7.04 billion at December 31, 2006 of principal amounts of debt outstanding (including current maturities) at weighted average interest rates of 7.1% and 7.0%, respectively. For 2006, interest expense decreased 22% to $565.5 million from $720.5 million in 2005 due to lower debt balances in 2006. In the fourth quarter of 2005, the Company received from Viacom Inc. a $5.4 billion special cash dividend as a result of the Separation, which was used by the Company to repay outstanding commercial paper, debt outstanding under a revolving credit facility and certain fixed rate debt upon maturity in January 2006. In addition, certain fixed rate debt was repaid during 2005, upon maturity.

Interest Income

        For 2007, interest income increased $4.0 million to $116.1 million from $112.1 million in 2006. For 2006, interest income increased to $112.1 million from $21.3 million in 2005, principally resulting from an increase in cash and cash equivalents, primarily reflecting the proceeds from the sale of Paramount Parks and cash flow from operations.

Loss on Early Extinguishment of Debt

        For 2006, "Loss on early extinguishment of debt" of $6.0 million reflected losses recognized upon the early redemption of $50.0 million of the Company's 6.625% senior notes due 2011 and $52.2 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

        For 2007, "Other items, net" reflected a net loss of $34.0 million principally consisting of losses associated with securitizing trade receivables of $32.0 million and a non-cash charge of $24.8 million associated with an other-than-temporary decline in the market value of one of the Company's investments, partially offset by a net pre-tax gain of $10.0 million on television and radio station divestitures, foreign exchange gains of $8.0 million and gains of $3.9 million on the sale of investments.

        For 2006, "Other items, net" reflected a net loss of $14.3 million principally consisting of losses associated with securitizing trade receivables of $31.0 million, a non-cash charge of $6.2 million associated

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

with an other-than-temporary decline in the market value of one of the Company's investments and foreign exchange losses of $2.0 million, partially offset by a pre-tax gain of $24.6 million on radio station divestitures.

        For 2005, "Other items, net" of $4.3 million principally reflected a net gain of $86.2 million from the sale of investments and businesses, and foreign exchange gains of $9.9 million, partially offset by losses associated with securitizing trade receivables of $23.8 million and a non-cash charge of $67.9 million associated with other-than-temporary declines in the market value of certain radio investments.

Provision for Income Taxes

        The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) from continuing operations before income taxes, equity in loss of investee companies and minority interest. The provision for income taxes for continuing operations was $821.5 million, $652.2 million and $794.2 million in 2007, 2006 and 2005, respectively. The annual effective income tax rate was 38.5% in 2007 versus 30.6% in 2006 reflecting the absence of 2006 tax settlements of $164.1 million and the tax impact of television and radio station divestitures. The provision for income taxes included tax provisions of $68.5 million and $33.5 million in 2007 and 2006, respectively, relating to station divestitures. For 2005, the annual effective income tax rate was (10.5)% which included the impact of the pre-tax non-cash impairment charge of $9.48 billion ($9.46 billion, net of tax) to reduce the carrying value of goodwill.

        For 2008, the annual effective income tax rate is anticipated to be in the range of 38.0% to 38.5%.

Equity in Loss of Investee Companies, Net of Tax

        Equity in loss of investee companies, net of tax, reflects the operating results of the Company's equity investments. Equity in loss of investee companies, net of tax, was $80.6 million for 2007, $97.0 million for 2006 and $1.5 million for 2005. These net losses principally reflected non-cash charges of $62.9 million, $94.2 million and $20.7 million in 2007, 2006 and 2005, respectively, associated with other-than-temporary declines in the market value of the Company's investments, principally Westwood One, Inc. ("Westwood One"). The net losses in 2007 and 2006 also reflected operating losses from the Company's 50% investment in The CW.

Minority Interest, Net of Tax

        Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings (Loss) from Continuing Operations

        For 2007, the Company reported net earnings from continuing operations of $1.23 billion versus net earnings from continuing operations of $1.38 billion in 2006, and a net loss from continuing operations of $8.36 billion in 2005. The loss in 2005 was driven by the non-cash impairment charge of $9.48 billion to reduce the carrying value of goodwill.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Net Earnings from Discontinued Operations

        During 2006, Paramount Parks was sold to Cedar Fair, L.P. for $1.24 billion in cash and as a result, Paramount Parks has been presented as a discontinued operation in the consolidated financial statements.

        The Separation of Former Viacom was accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as a discontinued operation in the Company's consolidated financial statements for the year ended December 31, 2005.

        For the year ended December 31, 2007, net earnings from discontinued operations of $16.2 million principally reflects adjustments to the gain on the sale of Paramount Parks.

        The following tables set forth the details of CBS Corp.'s net earnings from discontinued operations for the years ended December 31, 2006 and 2005. For the year ended December 31, 2006, net earnings from discontinued operations primarily reflected the operating results and the gain on the sale of Paramount Parks. Net earnings from discontinued operations for the year ended December 31, 2005 included the operating results of Paramount Parks as well as Viacom Inc., prior to its separation from the Company.

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

Net Earnings (Loss)

        For 2007, the Company reported net earnings of $1.25 billion versus net earnings of $1.66 billion in 2006 and a net loss of $7.09 billion in 2005. The loss in 2005 was driven by the non-cash impairment charge of $9.48 billion to reduce the carrying value of goodwill.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Segment Results of Operations—For the Years Ended December 31, 2007, 2006 and 2005

        The tables below present the Company's revenues, segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges"), operating income (loss), and depreciation and amortization by segment, for each of the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31,	2007	2006	2005

Revenues:
Television	$9,274.1	$9,487.1	$9,325.2
Radio	1,753.7	1,959.9	2,114.8
Outdoor	2,187.3	2,103.4	1,949.3
Publishing	886.1	807.0	763.6
Eliminations	(28.3)	(37.2)	(39.9)

Total Revenues	$14,072.9	$14,320.2	$14,113.0

Segment OIBDA before Impairment Charges (a):
Television	$1,926.2	$1,947.7	$1,824.7
Radio	688.7	820.0	925.0
Outdoor	620.9	568.0	469.9
Publishing	97.2	78.0	74.6
Corporate	(159.0)	(162.9)	(120.5)
Residual costs	(96.5)	(139.7)	(118.7)
Impairment charges (b)	—	(65.2)	(9,484.4)
Depreciation and amortization	(455.7)	(439.5)	(440.1)

Total Operating Income (Loss)	$2,621.8	$2,606.4	$(6,869.5)

Operating Income (Loss):
Television (b)	$1,739.0	$1,711.0	$(4,791.5)
Radio (b)	657.8	787.4	(2,154.1)
Outdoor	404.9	351.8	260.5
Publishing	88.1	68.5	66.0
Corporate	(171.5)	(172.6)	(131.7)
Residual costs	(96.5)	(139.7)	(118.7)

Total Operating Income (Loss)	$2,621.8	$2,606.4	$(6,869.5)

Depreciation and Amortization:
Television	$187.2	$171.5	$178.8
Radio	30.9	32.6	32.1
Outdoor	216.0	216.2	209.4
Publishing	9.1	9.5	8.6
Corporate	12.5	9.7	11.2

Total Depreciation and Amortization	$455.7	$439.5	$440.1

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

(b)
The Company recorded a non-cash impairment charge of $65.2 million in the Television segment during the fourth quarter of 2006 to reduce the carrying value of the allocated goodwill for certain television stations to be disposed. As a result of the Company's annual goodwill and intangible assets impairment tests, a non-cash charge of $9.48 billion was recorded in 2005 to reduce the carrying value of goodwill. The 2005 charge of $9.48 billion is comprised of $6.44 billion for the Television segment and $3.05 billion for the Radio segment.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Segment Results of Operations—2007 vs. 2006 and 2006 vs. 2005

Television (CBS Television Network, CBS Television Stations, CBS Paramount Network Television, CBS Television Distribution, Showtime Networks and CSTV Networks)

        (Contributed 66% to consolidated revenues for each of the years ended December 31, 2007, 2006 and 2005.)

Year Ended December 31,	2007	2006	2005

Revenues	$9,274.1	$9,487.1	$9,325.2

OIBDA before impairment charges	$1,926.2	$1,947.7	$1,824.7
Impairment charges	—	(65.2)	(6,437.4)
Depreciation and amortization	(187.2)	(171.5)	(178.8)

Operating income (loss)	$1,739.0	$1,711.0	$(4,791.5)

OIBDA before impairment charges as a % of revenues	21%	21%	20%
Operating income as a % of revenues	19%	18%	NM
Capital expenditures	$216.8	$216.5	$197.2

NM—Not meaningful

2007 vs. 2006

        For 2007, Television revenues decreased 2% to $9.27 billion from $9.49 billion in 2006 primarily due to lower television license fee and advertising revenues partially offset by increases in affiliate and home entertainment revenues. Revenues for 2007 were negatively impacted by the absence of UPN which ceased broadcasting in September 2006 and television station divestitures. These two items reduced total 2007 Television revenues by 3% and 2007 Television advertising revenues by 4% versus 2006. Advertising revenues decreased by 3% primarily due to the above mentioned factors and lower political advertising sales partially offset by the 2007 telecast of Super Bowl XLI on CBS Television Network. Television license fee revenues decreased 14% reflecting lower domestic syndication revenues as revenues from 2007 domestic availabilities, including NCIS, did not match contributions from the 2006 basic cable availability and off-network syndication of Frasier and cable availability of Star Trek: Voyager. Affiliate revenues increased 4% primarily due to subscriber growth and rate increases at Showtime Networks and CSTV Networks. Home entertainment revenues increased by $118.5 million over 2006 as the Company is in the second year of a third party distribution arrangement which provides the Company with revenues after recoupment of upfront distribution costs incurred by the third party distributor.

        For 2007, Television reported operating income of $1.74 billion versus $1.71 billion in 2006. Included in 2006 operating income was a non-cash impairment charge of $65.2 million to reduce the carrying value of goodwill. Television OIBDA before impairment charges decreased 1% to $1.93 billion in 2007 from $1.95 billion in 2006 principally reflecting lower political advertising sales and lower profits from syndication sales partially offset by higher home entertainment revenues and the absence of $24.0 million of shutdown costs for UPN incurred in 2006. Included in total Television expenses is stock-based compensation of $49.6 million and $31.1 million in 2007 and 2006, respectively.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in operating results. Unrecognized revenues attributable to such licensing agreements were $582.9 million and $675.5 million at December 31, 2007 and 2006, respectively.

2006 vs. 2005

        For 2006, Television revenues increased 2% to $9.49 billion from $9.33 billion in 2005 primarily due to growth in television license fee and affiliate revenues partially offset by a decrease in home entertainment and advertising revenues. Television license fee revenues increased 26% due to the 2006 domestic syndication sales of CSI: Miami and Without a Trace, the basic cable availability and off-network syndication of Frasier, the cable availability of Star Trek: Voyager and higher foreign syndication revenues partially offset by the absence of license fees from the 2005 second-cycle cable renewal of Everybody Loves Raymond and lower network license fees. Affiliate revenues increased 8% primarily due to rate increases and subscriber growth at Showtime Networks, and the inclusion of CSTV Networks results since its acquisition in January 2006. Advertising sales decreased 1% primarily due to the shutdown of UPN and decreases at CBS Television Network partially offset by higher political advertising sales. Home entertainment revenues decreased 68% principally due to the switch from self-distribution in 2005 to third party distribution in 2006.

        For 2006, Television reported operating income of $1.71 billion versus an operating loss of $4.79 billion in 2005. Included in 2006 and 2005 operating income were non-cash impairment charges of $65.2 million and $6.44 billion, respectively, to reduce the carrying value of goodwill. Television OIBDA before impairment charges increased 7% to $1.95 billion in 2006 from $1.82 billion in 2005. This increase primarily reflects the increases in revenues noted above and lower costs associated with primetime series at CBS Television Network partially offset by higher production costs for the syndication sales of Frasier and CSI: Miami, $24.0 million of UPN shutdown costs and higher stock-based compensation. Included in total Television expenses is stock-based compensation of $31.1 million for the year ended December 31, 2006 versus $7.1 million for the year ended December 31, 2005. Capital expenditures increased $19.3 million to $216.5 million in 2006 from $197.2 million in 2005, principally reflecting increased spending for buildings and technical equipment.

Acquisitions

        On May 30, 2007, the Company acquired Last.fm, a global, community-based, music discovery website, for approximately $280 million. Last.fm has been included as part of the Television segment since the date of acquisition.

        On April 4, 2007, the Company completed the acquisition of MaxPreps, Inc., an online high school sports network, for $43.0 million. MaxPreps, Inc. has been included as part of the Television segment since the date of acquisition.

        On January 5, 2006, the Company completed the acquisition of CSTV Networks, a cable network and online digital sports media company, for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. CSTV Networks has been included as part of the Television segment since the date of acquisition.

        During the second quarter of 2005, the Company acquired KOVR-TV, a Sacramento television station, for approximately $285 million.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Dispositions

        On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. In connection with the agreement to sell these stations, a pre-tax impairment charge of $65.2 million was recorded on the consolidated financial statements for the year ended December 31, 2006 to reduce the carrying value of the allocated goodwill.

        On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, valued at $64.0 million, and $169.8 million in cash were exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation.

        On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million.

Restructuring

        During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in SG&A expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. The Company paid $7.6 million of the restructuring charges during 2007 and $.5 million during 2006, leaving $3.5 million of this restructuring reserve remaining at December 31, 2007. The Company expects to substantially use this reserve by the end of 2008.

        The CW, a broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. The Company paid $3.2 million of the shutdown costs during 2007 and $4.4 million during 2006. Additionally, during the year ended December 31, 2007, the reserve was reduced by $4.1 million due to a contract settlement. The remaining reserve of $12.3 million as of December 31, 2007 principally reflects contractual payments which are expected to be substantially paid through 2010.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Radio (CBS Radio)

        (Contributed 12% to consolidated revenues for the year ended December 31, 2007, 14% for the year ended December 31, 2006 and 15% for the year ended December 31, 2005.)

Year Ended December 31,	2007	2006	2005

Revenues	$1,753.7	$1,959.9	$2,114.8

OIBDA before impairment charge	$688.7	$820.0	$925.0
Impairment charge	—	—	(3,047.0)
Depreciation and amortization	(30.9)	(32.6)	(32.1)

Operating income (loss)	$657.8	$787.4	$(2,154.1)

OIBDA before impairment charge as a % of revenues	39%	42%	44%
Operating income as a % of revenues	38%	40%	NM
Capital expenditures	$40.4	$43.2	$37.7

NM—Not meaningful

2007 vs. 2006

        For 2007, Radio revenues decreased 11% to $1.75 billion from $1.96 billion in 2006 reflecting weakness in advertising sales and the impact of radio station sales in ten markets. The station divestitures negatively impacted the Radio revenue comparison by 5% in 2007. Radio receives affiliation and other fees and consideration for management services provided to Westwood One, an investment of the Company. Revenues from these arrangements totaled $51.6 million in 2007 and $59.1 million in 2006. On October 2, 2007, CBS Radio and Westwood One entered into definitive agreements including, among others, agreements relating to the termination of management and representation arrangements, and modification and extension of certain arrangements involving compensation to the Company, the provision of radio programming (principally news and traffic) by Westwood One to CBS Radio and the distribution by Westwood One of CBS Radio News. The termination, modification and extension of these arrangements are subject to certain closing conditions.

        For 2007, Radio operating income decreased 16% to $657.8 million from $787.4 million in 2006 and OIBDA decreased 16% to $688.7 million from $820.0 million in 2006. These decreases principally reflected lower advertising sales and the impact of station divestitures partially offset by lower sports programming expenses. Operating expenses, primarily comprised of radio programming and production expenses, decreased 3% in 2007 primarily due to the absence of expenses for divested stations and lower sports programming expenses partially offset by higher employee-related costs, contractual increases in music license fees and higher costs associated with digital media. SG&A expenses decreased 9% in 2007 reflecting the absence of expenses for divested stations and lower commissions and employee-related costs partially offset by higher stock-based compensation expense. Included in total Radio expenses is stock-based compensation of $15.9 million and $10.7 million in 2007 and 2006, respectively.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

2006 vs. 2005

        For 2006, Radio revenues decreased 7% to $1.96 billion from $2.11 billion in 2005, principally reflecting 8% lower advertising sales from decreases in both average unit rates and units sold, resulting from weakness in the overall radio advertising market as well as the impact of programming changes at 27 owned radio stations during 2006. Revenues from arrangements with Westwood One totaled $59.1 million in 2006 and $63.4 million in 2005.

        For 2006, Radio reported operating income of $787.4 million versus an operating loss of $2.15 billion in 2005, which included a non-cash impairment charge of $3.05 billion to reduce the carrying value of goodwill. Radio OIBDA before impairment charges decreased 11% to $820.0 million in 2006 from $925.0 million in 2005, reflecting the revenue decline noted above partially offset by lower expenses. Operating expenses decreased 5% in 2006 principally reflecting lower programming costs, including sports programming. SG&A expenses decreased 3% in 2006 primarily reflecting decreases in professional fees, sales commissions and bad debt expense partially offset by lower gains on disposition of assets in 2006 as compared to 2005. Included in total Radio expenses is stock-based compensation of $10.7 million and $2.3 million in 2006 and 2005, respectively.

Acquisitions

        During the fourth quarter of 2005, the Company acquired KIFR-FM, a San Francisco radio station, for approximately $95 million.

Dispositions

        During 2007, the Company completed the sales of 34 radio stations in nine of its smaller markets for $543.4 million. During 2006, the Company completed the sale of five radio stations in one small market for $125.0 million.

Outdoor (CBS Outdoor)

        (Contributed 16% to consolidated revenues for the year ended December 31, 2007, 15% for the year ended December 31, 2006 and 14% for the year ended December 31, 2005.)

Year Ended December 31,	2007	2006	2005

Revenues	$2,187.3	$2,103.4	$1,949.3

OIBDA	$620.9	$568.0	$469.9
Depreciation and amortization	(216.0)	(216.2)	(209.4)

Operating income	$404.9	$351.8	$260.5

OIBDA as a % of revenues	28%	27%	24%
Operating income as a % of revenues	19%	17%	13%
Capital expenditures	$186.4	$115.7	$68.4

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

2007 vs. 2006

        For 2007, Outdoor revenues increased 4% to $2.19 billion from $2.10 billion in 2006 reflecting an increase of 13% in Europe and Asia, driven by favorable foreign exchange rate changes and growth in the U.K. and France markets, and growth in the U.S. billboard business. Revenues for North America decreased 1% in 2007 as growth of 9% in U.S. billboards, 9% in Canada and 8% in Mexico was more than offset by a decline of 28% in U.S. transit and displays, reflecting the non-renewal of marginally profitable transit and street furniture contracts in New York City and Chicago. The non-renewal of these contracts negatively impacted the Outdoor revenue comparison by 6% in 2007. The favorable net impact of foreign exchange rate fluctuations on total Outdoor revenues was approximately $75 million in 2007. Approximately 48% and 44% of Outdoor revenues were generated from international regions in 2007 and 2006, respectively.

        For 2007, Outdoor operating income increased 15% to $404.9 million from $351.8 million in 2006 and OIBDA increased 9% to $620.9 million from $568.0 million in 2006, led by growth in North America. North America operating income and OIBDA increased 23% to $336.5 million and 13% to $518.4 million, respectively, due to strength in the U.S. billboard business. Europe and Asia operating income and OIBDA decreased 13% to $68.4 million and 5% to $102.5 million, respectively, reflecting higher transit costs, principally in the U.K., partially offset by the revenue growth and the favorable impact of foreign exchange rate changes. Total Outdoor operating expenses increased 1% in 2007 primarily due to the unfavorable impact of foreign exchange rate changes on expenses and increased costs for maintenance and materials, partially offset by lower transit costs. The decrease in transit costs reflected lower costs in the U.S. due to the previously mentioned non-renewal of certain contracts partially offset by increases in the U.K. SG&A expenses increased 6% in 2007 reflecting the unfavorable impact of foreign exchange rate changes on expenses and higher bad debt expense and professional fees. Included in total Outdoor expenses is stock-based compensation of $5.3 million and $3.2 million in 2007 and 2006, respectively.

        Capital expenditures increased $70.7 million to $186.4 million in 2007 principally reflecting increased spending for transit contracts in the U.K.

2006 vs. 2005

        For 2006, Outdoor revenues increased 8% to $2.10 billion in 2006 from $1.95 billion in 2005 led by growth of 9% in North America and 5% in Europe and Asia. North America results reflected growth of 11% in U.S. billboards, 8% in Canada and 14% in Mexico. Results in Europe and Asia were principally driven by growth in the U.K., Italy and China markets. The favorable net impact of foreign exchange rate fluctuations on Outdoor revenues was approximately $18 million in 2006. Approximately 44% and 45% of Outdoor revenues were generated from international regions in 2006 and 2005, respectively.

        Outdoor operating income increased 35% to $351.8 million in 2006 from $260.5 million in 2005, and OIBDA increased 21% to $568.0 million in 2006 from $469.9 million in 2005, reflecting the revenue increase noted above partially offset by higher expenses. Operating expenses increased 3% in 2006 primarily due to higher transit and billboard lease costs and the unfavorable impact of foreign exchange rate changes, partially offset by the absence of the impact of 2005 hurricanes. SG&A expenses increased 6% in 2006 due to higher employee-related expenses and the unfavorable impact of foreign exchange rate changes offset in part by lower professional fees and bad debt expense. Included in total Outdoor expenses is stock-based compensation of $3.2 million and $.6 million in 2006 and 2005, respectively.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Acquisitions

        On October 5, 2007, the Company completed the acquisition of SignStorey, Inc., a distributor of video programming and advertising content to retail stores, for $71.5 million. SignStorey, Inc. has been renamed CBS Outernet and has been included as part of the Outdoor segment since the date of acquisition.

Publishing (Simon & Schuster)

        (Contributed 6% to consolidated revenues for each of the years ended December 31, 2007 and 2006, and 5% for the year ended December 31, 2005.)

Year Ended December 31,	2007	2006	2005

Revenues	$886.1	$807.0	$763.6

OIBDA	$97.2	$78.0	$74.6
Depreciation and amortization	(9.1)	(9.5)	(8.6)

Operating income	$88.1	$68.5	$66.0

OIBDA as a % of revenues	11%	10%	10%
Operating income as a % of revenues	10%	8%	9%
Capital expenditures	$12.0	$5.8	$4.2

2007 vs. 2006

        For 2007, Publishing revenues increased 10% to $886.1 million from $807.0 million in 2006 primarily reflecting higher sales in the Adult and International groups, led by the performance of the best-seller The Secret by Rhonda Byrne. Additional best-selling titles in 2007 included YOU: Staying Young by Michael F. Roizen and Mehmet C. Oz and Become A Better You by Joel Osteen.

        For 2007, Publishing operating income increased 29% to $88.1 million from $68.5 million in 2006 and OIBDA increased 25% to $97.2 million from $78.0 million in 2006. These increases reflected the revenue growth noted above partially offset by higher expenses. Operating expenses increased 9% in 2007 due to higher production costs and royalty expenses resulting from the revenue increase and the mix of titles. SG&A expenses increased 5% in 2007 reflecting increased employee-related costs, digital archive costs, and higher volume-driven advertising and selling expenses partially offset by lower bad debt expense. Included in total Publishing expenses is stock-based compensation of $3.5 million and $1.9 million in 2007 and 2006, respectively.

2006 vs. 2005

        For 2006, Publishing revenues increased 6% to $807.0 million from $763.6 million in 2005 led by higher book sales, primarily in the Adult and International groups, as well as higher distribution fee income. Top-selling titles in 2006 included YOU: On a Diet by Michael F. Roizen and Mehmet C. Oz, Lisey's Story by Stephen King and State of Denial by Bob Woodward.

        Publishing operating income increased 4% to $68.5 million in 2006 from $66.0 million in 2005 and OIBDA increased 5% to $78.0 million in 2006 from $74.6 million in 2005 reflecting the revenue increases noted above partially offset by higher expenses. Operating expenses increased 3% in 2006 due to higher production, return, and freight and delivery costs partially offset by lower royalty expenses. SG&A

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

expenses increased 16% in 2006 primarily resulting from an increase in bad debt expense and higher selling and marketing, and employee-related costs. Included in total Publishing expenses is stock-based compensation of $1.9 million and $.5 million in 2006 and 2005, respectively.

Financial Position

        Current assets decreased by $2.11 billion to $6.03 billion at December 31, 2007 from $8.14 billion at December 31, 2006 primarily due to decreases in cash and cash equivalents of $1.73 billion and receivables of $146.0 million. The decrease in cash and cash equivalents principally reflected the purchase of Company common stock for $3.35 billion and dividend payments, partially offset by cash flow from operations. The decrease in receivables is primarily due to a decrease in syndication revenues as well as radio and television station divestitures. The allowance for doubtful accounts as a percentage of receivables was 5.0% at December 31, 2007 compared with 5.1% at December 31, 2006.

        Net property and equipment increased by $107.7 million to $2.92 billion at December 31, 2007 from $2.81 billion at December 31, 2006 reflecting capital expenditures of $469.1 million partially offset by depreciation expense of $359.5 million. Goodwill of $18.45 billion at December 31, 2007 decreased $369.5 million from $18.82 billion at December 31, 2006, primarily reflecting television and radio station divestitures and certain tax-related purchase accounting adjustments, partially offset by acquisitions and foreign currency translation adjustments. Intangible assets, principally consisting of FCC licenses, and leasehold and franchise agreements, decreased by $343.7 million to $10.08 billion at December 31, 2007 from $10.43 billion at December 31, 2006, primarily due to television and radio station divestitures of $275.5 million and amortization expense of $96.2 million.

        Pension and postretirement benefit obligations decreased by $297.4 million to $1.70 billion at December 31, 2007 from $1.99 billion at December 31, 2006 primarily due to a $150.0 million discretionary contribution in 2007 to pre-fund the Company's qualified pension plans and actuarial gains in 2007. Noncurrent deferred income tax liabilities, net decreased by $363.5 million to $1.95 billion at December 31, 2007 from $2.31 billion at December 31, 2006, primarily due to purchase accounting adjustments.

Cash Flows

        Cash and cash equivalents decreased by $1.73 billion for the year ended December 31, 2007. The change in cash and cash equivalents was as follows:

Year Ended December 31,	2007	2006	2005

Cash provided by (used for) operating activities from:
Continuing operations	$2,180.4	$2,002.5	$1,822.3
Discontinued operations	4.8	(114.1)	1,714.7

Cash provided by operating activities	2,185.2	1,888.4	3,537.0

Cash (used for) provided by investing activities from: Continuing operations	(135.1)	849.5	4,981.5
Discontinued operations	—	(34.5)	(213.7)

Cash (used for) provided by investing activities	(135.1)	815.0	4,767.8

Cash used for financing activities from:
Continuing operations	(3,777.8)	(1,284.1)	(7,151.8)
Discontinued operations	—	—	(425.9)

Cash used for financing activities	(3,777.8)	(1,284.1)	(7,577.7)

Net (decrease) increase in cash and cash equivalents	$(1,727.7)	$1,419.3	$727.1

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

        Operating Activities.    In 2007, cash provided by operating activities from continuing operations increased $177.9 million, or 9%, to $2.18 billion from $2.00 billion in 2006 principally reflecting a $150.0 million discretionary contribution made during 2007 to pre-fund the Company's qualified pension plans versus contributions of $250.0 million in 2006, lower cash taxes paid and lower net cash interest. In 2006, cash provided by operating activities from continuing operations increased $180.2 million, or 10%, to $2.00 billion from $1.82 billion in 2005 principally reflecting higher earnings after adjusting for non-cash items, including the impairment charges and stock-based compensation. These increases were partially offset by higher taxes paid in 2006 and lower cash inflows from net changes in operating assets and liabilities, principally reflecting $250.0 million of discretionary contributions made during 2006 to pre-fund the Company's qualified pension plans.

        Cash paid for income taxes from continuing operations was $524.9 million for 2007, $562.2 million for 2006 and $493.4 million for 2005. Cash taxes for 2008 are anticipated to be in the range of $550 million to $600 million.

        Investing Activities.    In 2007, cash used for investing activities of $135.1 million principally reflected capital expenditures of $469.1 million, acquisitions of $410.0 million, primarily consisting of the acquisitions of Last.fm, MaxPreps, Inc., SignStorey, Inc. and other outdoor advertising properties, and investments in investee companies of $42.3 million, principally reflecting the investment in several new interactive initiatives and The CW. These increases were partially offset by proceeds from dispositions of $562.2 million, primarily from the radio station divestitures, and net receipts of $172.5 million from Viacom Inc. related to the Separation. In 2006, cash provided by investing activities from continuing operations of $849.5 million reflected proceeds from the sale of Paramount Parks of $1.24 billion and proceeds from other dispositions of $142.5 million, principally reflecting the sale of five radio stations in the Buffalo market. These proceeds were partially offset by capital expenditures of $394.1 million, investments in investee companies of $110.0 million, principally consisting of the Company's investment in The CW, and acquisitions of $97.9 million primarily consisting of the acquisition of CSTV Networks and outdoor advertising properties. Capital expenditures increased $75.0 million, or 19%, to $469.1 million in 2007 from $394.1 million in 2006 principally reflecting increased spending for Outdoor transit contracts in the U.K. Capital expenditures increased $67.1 million, or 21%, to $394.1 million in 2006 from $327.0 million in 2005 principally reflecting spending for outdoor advertising structures, buildings and technical equipment. In 2005, cash provided by investing activities from continuing operations of $4.98 billion reflected the $5.4 billion special dividend received from Viacom Inc. as well as proceeds from dispositions of $279.6 million, principally reflecting the sale of television and radio stations. These proceeds were partially offset by capital expenditures of $327.0 million and acquisitions of $462.9 million, primarily reflecting the acquisitions of KOVR-TV and KIFR-FM.

        For 2007, capital expenditures were $469.1 million, which includes spending for Outdoor of $186.4 million. For 2008, capital expenditures for the Company are anticipated to be in the range of $500 million to $550 million, principally reflecting increases for high-definition television upgrades and other information technology spending. Capital expenditures for Outdoor in 2008 are currently expected to be comparable to 2007; however, spending could vary based on successful bids for new Outdoor contracts.

        Financing Activities.    In 2007, cash flow used for financing activities of $3.78 billion principally reflected the purchase of Company common stock for $3.35 billion, the repayment of notes of $660.0 million and dividend payments of $640.3 million, partially offset by proceeds from the issuance of notes of $678.0 million and proceeds from the exercise of stock options of $201.7 million. In 2006, cash flow used for financing activities of $1.28 billion principally reflected the repayment of notes of $832.0 million and dividend payments of $519.1 million, partially offset by proceeds of $91.1 million from

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

the exercise of stock options. In 2005, cash flow used for financing activities from continuing operations of $7.15 billion principally reflected the purchase of Company common stock for $5.56 billion, repayment of notes and debentures of $1.44 billion and dividend payments of $451.3 million. These uses were partially offset by proceeds from the exercise of stock options of $317.5 million.

Dividends

        The Company declared a quarterly cash dividend on its Class A Common Stock and Class B Common Stock during each of the four quarters of 2007 and 2006 resulting in total dividends of $667.1 million and $573.2 million, respectively. On February 21, 2008, the Company announced a quarterly cash dividend of $.25 per share on its Class A and Class B Common Stock payable on April 1, 2008. During each of the four quarters of 2005, Former Viacom declared a cash dividend on its class A and class B common stock resulting in total dividends of $440.9 million. Dividends have been recorded as a reduction to "Additional paid-in capital" on the Consolidated Balance Sheets as the Company has an accumulated deficit balance.

Purchase of Company Stock

        During 2007, the Company repurchased 106.9 million shares of CBS Corp. Common Stock for $3.42 billion, including $64.0 million of non-cash purchases related to a television station exchange (see Note 2 to the consolidated financial statements), primarily through two accelerated share repurchase ("ASR") transactions. In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of the second ASR.

        During 2006, the Company purchased .2 million shares of its Class B Common Stock that were surrendered by employees to the Company to satisfy their tax withholding obligations from the payment of shares related to the vesting of RSUs. During 2005, Former Viacom purchased 79.6 million shares of class B common stock for $5.46 billion through its $8.0 billion share purchase program.

Acquisitions and Dispositions

Acquisitions

        On October 5, 2007, the Company completed the acquisition of SignStorey, Inc., a distributor of video programming and advertising content to retail stores, for $71.5 million. SignStorey, Inc. has been renamed CBS Outernet and has been included as part of the Outdoor segment since the date of acquisition.

        On May 30, 2007, the Company acquired Last.fm, a global, community-based, music discovery website, for approximately $280 million. Last.fm has been included as part of the Television segment since the date of acquisition.

        On April 4, 2007, the Company completed the acquisition of MaxPreps, Inc., an online high school sports network, for $43.0 million. MaxPreps, Inc. has been included as part of the Television segment since the date of acquisition.

        On January 5, 2006, the Company completed the acquisition of CSTV Networks, a cable network and online digital sports media company, for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. CSTV Networks has been included as part of the Television segment since the date of acquisition.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

        During the fourth quarter of 2005, the Company acquired KIFR-FM, a San Francisco radio station, for approximately $95 million.

        During the second quarter of 2005, the Company acquired KOVR-TV, a Sacramento television station, for approximately $285 million.

Dispositions

        On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. In connection with the agreement to sell these stations, a pre-tax impairment charge of $65.2 million was recorded on the consolidated financial statements for the year ended December 31, 2006 to reduce the carrying value of the allocated goodwill.

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

        During 2007, the Company completed the sales of 34 radio stations in nine of its smaller markets for $543.4 million. During 2006, the Company completed the sale of five radio stations in one small market for $125.0 million.

        On June 30, 2006, the Company completed the sale of Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash.

Capital Structure

At December 31,	2007	2006

Notes payable to banks	$5.3	$3.1
Senior debt (4.625%—8.875% due 2007—2056)	7,015.7	7,006.2
Other notes	.8	.8
Obligations under capital leases	108.9	115.2

Total debt	7,130.7	7,125.3
Less discontinued operations debt (a)	43.0	83.0

Total debt from continuing operations	7,087.7	7,042.3
Less current portion	19.1	15.0

Total long-term debt from continuing operations, net of current portion	$7,068.6	$7,027.3

  (a)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        Total debt of $7.13 billion at December 31, 2007 and December 31, 2006 was 25% and 23%, respectively, as a percentage of the total capitalization of the Company.

        The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

        As of December 31, 2007 and December 31, 2006, the Company's debt balances included (i) a net unamortized premium of $26.2 million and $29.1 million, respectively, and (ii) a decrease in the carrying value of the debt relating to fair value hedges of $5.0 million and $17.5 million, respectively.

        On March 27, 2007, CBS Corp. issued $700.0 million of 6.750% senior notes due 2056. Interest on these senior notes is payable quarterly. The senior notes are fully and unconditionally guaranteed by CBS Operations Inc. and are redeemable, at the Company's option, at any time on or after March 27, 2012, at their principal amount plus accrued interest.

        For the years ended December 31, 2007 and 2006, the following debt repurchases and maturities occurred:

Debt Repurchases

        During 2006, the Company repurchased $50.0 million of its 6.625% senior notes due 2011 and $52.2 million of its 7.70% senior notes due 2010, resulting in a pre-tax loss on early extinguishment of debt of $6.0 million.

Debt Maturities

  May 1, 2007, 5.625% senior notes, $700.0 million
  January 30, 2006, 6.40% senior notes, $800.0 million

        At December 31, 2007, the Company's scheduled maturities of long-term debt at face value, including discontinued operations debt and excluding capital leases were as follows:

	2008	2009	2010	2011	2012	2013 and Thereafter

Long-term debt	$3.8	$.9	$1,585.5	$950.1	$849.8	$3,610.5

Credit Facility

        As of December 31, 2007, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2007, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.81 billion.

        The Credit Facility contains covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2007, the Company was in compliance with all covenants under the Credit Facility.

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2007, the Company had no commercial paper borrowings under its $3.0 billion commercial paper program.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Accounts Receivable Securitization Program

        As of December 31, 2007, the Company had $550.0 million outstanding under its revolving receivable securitization program. The program results in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of December 31, 2007, the Company was in compliance with the required ratios under the receivable securitization program. At December 31, 2006, the Company had $550.0 million outstanding under its revolving receivable securitization programs.

Liquidity and Capital Resources

        The Company believes that its operating cash flows from continuing operations ($2.18 billion in 2007), cash and cash equivalents ($1.35 billion at December 31, 2007), borrowing capacity under its committed bank facility (which consisted of an unused revolving Credit Facility of $2.81 billion at December 31, 2007), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments, dividends and other financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film programming, and talent contracts will come primarily from cash flow from operations.

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

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Contractual Obligations

        As of December 31, 2007, the Company's significant contractual obligations, including payments due by period, were as follows:

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	2013 and thereafter

Programming and talent commitments (1)	$11,413.5	$3,458.2	$4,470.7	$2,713.1	$771.5
Guaranteed minimum franchise payments (2)	$2,839.1	$444.0	$817.1	$720.1	$857.9
Purchase obligations (3)	$506.7	$188.9	$158.1	$68.9	$90.8
Operating leases (4)	$2,288.2	$329.9	$566.8	$402.0	$989.5
Other long-term contractual obligations (5)	$841.1	$—	$638.2	$174.8	$28.1
Long-term debt obligations (6)	$7,000.6	$3.8	$1,586.4	$1,799.9	$3,610.5
Interest commitments on long-term debt (7)	$7,633.8	$497.9	$939.0	$620.6	$5,576.3
Capital lease obligations (including interest) (8)	$139.9	$22.0	$35.0	$32.9	$50.0

(1)
Programming and talent commitments of the Company primarily include $7.47 billion for sports programming rights, $2.47 billion relating to television, radio, and film production and licensing and $973.2 million for talent contracts.

(2)
Outdoor has franchise rights entitling it to display advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and in retail stores. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)
Consists of long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities, including approximately $1.26 billion of billboard lease commitments that are cancelable, in certain circumstances, at the Company's option.

(5)
Long-term contractual obligations including program liabilities, participations due to producers and residuals.

(6)
Long-term debt obligations are presented at face value, including discontinued operations debt.

(7)
Future interest based on scheduled debt maturities, excluding capital leases.

(8)
Includes capital leases for satellite transponders.

        The table above excludes $328.9 million of reserves for uncertain tax positions and the related accrued interest and penalties under FIN 48, as the Company cannot reasonably predict the ultimate amount or timing of cash payments relating to the settlement of these reserves.

Off-Balance Sheet Arrangements

        Prior to the Separation of Former Viacom into CBS Corp. and Viacom Inc., Former Viacom had entered into guarantees with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; Famous Players theater leases; certain UCI theater leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC. In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to these guarantees. In addition, the Company and Viacom Inc. have agreed to indemnify each other with respect to certain other matters pursuant to the Separation Agreement between the parties.

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2007, the outstanding letters of credit and surety bonds approximated $402.8 million and were not recorded on the Consolidated Balance Sheet.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

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

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

    of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

  •
  In accordance with SFAS 142, the Company tests goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit or intangible assets could result in an impairment under SFAS 142, and a non-cash charge would be required. Such a charge could have a material effect on reported net earnings.

  •
  Balance sheet reserves and liabilities related to legal issues, restructuring charges and discontinued businesses, including asbestos and environmental matters, require significant judgments and estimates by management. The Company continually evaluates these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. While management believes that the current reserves for matters related to predecessor operations of the Company, including environmental and asbestos, are adequate, there can be no assurance that circumstances will not change in future periods.

  •
  Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company determined the discount rate by projecting the plans expected future benefit payments as defined for the projected benefit obligation. Those projected benefit payments are used to construct a high quality bond portfolio with interest and principal payments that provide the cash flows necessary to meet the projected benefit payments. The projected benefit payments are discounted by the weighted average yield of the bond portfolio. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. For 2007, the unrecognized actuarial losses decreased primarily due to an increase in the discount rate partially offset by lower than expected return from plan assets. For 2006, the unrecognized actuarial losses decreased primarily due to an increase in the discount rate as well as higher than expected return from plan assets. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $5 million on 2008 pension expense and will change the projected benefit obligation by approximately $110 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $10 million in 2008 pension expense.

  •
  The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. When recording the worldwide provision for income taxes, an estimated effective tax rate for a year is applied to interim operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters, for which a reserve has been established, is audited and finally resolved. During 2007 and 2006, the Company recognized tax benefits of $8.0 million and $164.1 million, respectively, related to the settlement of certain prior year tax audits. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), the Company evaluates a tax position to

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

    determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $278.8 million at December 31, 2007 is properly recorded pursuant to the recognition and measurement provisions of FIN 48.

  •
  In accordance with SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. For each award of employee stock options the fair value is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on the then current annual dividend rate. When calculating expected stock price volatility, the Company placed exclusive reliance on implied volatility due to the limited amount of trading history for CBS Corp. Class B Common Stock. In addition, given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year. Although there is an active market for these publicly traded CBS Corp. options, the Company believes that due to their short trading history, the volatility of these options alone may not be indicative of expected volatility. As a result, the expected stock price volatility was determined using an average of the implied volatility of these options and the implied volatility of publicly traded options for entities with similar business characteristics within the Company's industry.

Legal Matters

        Shareholder Derivative Lawsuits.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions named each member of Former Viacom's Board of Directors at the time the actions were filed, the two former Co-Presidents and Co-Chief Operating Officers of Former Viacom, and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of such officers and the Chairman of the Board and Chief Executive Officer of Former Viacom was improper. In January 2007, a new shareholder derivative action was filed in New York Supreme Court, which contained allegations similar to those in the earlier actions, and was consolidated with In re Viacom Inc. Shareholders Derivative Litigation. In April 2007, following notice to shareholders, the parties executed a Stipulation of Settlement, which resolved all of these actions. By order and final judgment entered December 3, 2007, the court approved the Stipulation of Settlement and dismissed the action with prejudice. The Company and Viacom Inc. have agreed to equally share all costs and expenses relating to this matter.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

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

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2007, the Company had pending approximately 72,120 asbestos claims, as compared with approximately 73,310 as of December 31, 2006 and approximately 101,170 as of December 31, 2005. Of the claims pending as of December 31, 2007, approximately 40,520 were pending in state courts, 28,100 in federal courts and, additionally, approximately 3,500 were third party claims pending in state courts. During 2007, the Company received approximately 4,590 new claims and closed or moved to an inactive docket approximately 5,780 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2007 and 2006 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.5 million and $5.7 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2007. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

        Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a Super Bowl half-time show by the Company's television stations. In May 2006, the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. The Company is awaiting the court's decision.

        In March 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture of $32,500 against each of these stations, totaling $260,000 for the Company's owned stations. The Company is contesting the FCC decision and the proposed forfeitures.

        In June 2007, the U.S. Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives on another broadcast network was indecent and remanded the case to the FCC. In November 2007, the FCC sought review of the court's decision with the U.S. Supreme Court, which petition for review is pending. On February 1, 2008, the Company and others filed oppositions to the FCC's petition.

        Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material.

        General.    On an ongoing basis, the Company defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

Market Risk

        The Company is exposed to market risk related to foreign currency exchange rates and interest rates. The Company uses derivative financial instruments to modify its exposure to market risks from fluctuations in foreign currency exchange rates and interest rates. In accordance with its policy, the Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

  Foreign Exchange Risk

        The Company conducts business with companies in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in currencies such as the British Pound, the Euro, the Canadian Dollar, the Mexican Peso and the Australian Dollar, foreign currency forward and option contracts are used. Additionally, the Company designates forward contracts used to hedge projected future production costs as cash flow hedges, and may designate certain forward contracts as a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of the non-designated contracts is included in current period results as part of "Other items, net." The Company manages the use of foreign exchange derivatives centrally. At December 31, 2007, the notional amount of all foreign exchange contracts was $100.3 million, which represents hedges of underlying foreign currency balances and expected foreign currency cash flows. At

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

December 31, 2006, the notional amount of all foreign exchange contracts was $225.9 million, of which $16.8 million related to the hedging of future production costs. The remaining $209.1 million represented hedges of underlying foreign currency balances and expected foreign currency cash flows.

  Interest Rate Risk

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. These swaps expose the Company to movements in short-term interest rates. Based on the amount of fixed-to-floating rate swaps and a receivable securitization program outstanding at December 31, 2007, a 100 basis point change in interest rates would cause a $15.5 million change to pre-tax earnings. As of December 31, 2007, if all parties were to agree, the swaps could have been terminated by a net payment from the Company of approximately $5.0 million including accrued interest. At both December 31, 2007 and 2006, the Company was a party to $1.0 billion notional amount of interest rate swaps, which are accounted for as fair value hedges. The Company did not have any interest rate cash flow hedges outstanding at December 31, 2007 and 2006.

  Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2007 or 2006, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At December 31, 2007, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 79% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

        On October 28, 2004, Former Viacom entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly owned subsidiary of NAI, pursuant to which Former Viacom agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Class B Common Stock each month such that the ownership percentage of Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of its shares by Former Viacom under its $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Former Viacom purchased 9.2 million shares of Former Viacom class B common stock from NAIRI for $628.9 million in 2005. The Company did not make any purchases under this stock purchase program during 2007 and 2006.

        Viacom Inc.    For purposes of governing certain ongoing relationships between CBS Corp. and Viacom Inc. after the Separation, the Company and Viacom Inc. entered into various agreements

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

including a separation agreement (the "Separation Agreement"), tax matters agreement and transition services agreement.

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

        CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $292.0 million, $222.8 million and $173.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        CBS Corp., through Showtime Networks and CBS Television, pays license fees to Viacom Inc., primarily Paramount Pictures, for motion picture programming. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total amounts from these transactions were $172.4 million, $198.7 million and $153.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets:

At December 31,	2007	2006

Amounts due from Viacom Inc.
Receivables	$114.8	$187.2
Other assets (Receivables, noncurrent)	207.3	260.7

Total amounts due from Viacom Inc.	$322.1	$447.9

Amounts due to Viacom Inc.
Accounts payable	$4.7	$5.2
Program rights	74.3	56.1
Other liabilities (Program rights, noncurrent)	24.3	10.7

Total amounts due to Viacom Inc.	$103.3	$72.0

        Other Related Parties    The Company owned approximately 18% of Westwood One as of December 31, 2007, which is accounted for by the Company as an equity investment. One member of Westwood One's current board of directors is an employee of the Company. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

Agreement. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Network and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. All such agreements are collectively referred to as the "Existing Agreements". CBS Television also has arrangements with Westwood One to provide news and sports programming to Westwood One. Revenues from the Existing Agreements and these arrangements were $71.6 million, $75.6 million and $81.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        On October 2, 2007, CBS Radio and Westwood One entered into definitive agreements relating to the termination, modification and extension of the Existing Agreements (the "new agreements"). Certain of the new agreements, including the Technical Services Agreement, the News Programming Agreement, the Trademark License Agreement and the affiliation agreements, are extended for a term expiring March 31, 2017. Generally, the new agreements will have no force or effect unless and until closing takes place pursuant to the terms of the new agreements. The closing of the new agreements is subject to certain closing conditions. The arrangements contemplated by the new agreements include, among other things, termination of the Representation Agreement and Management Agreement, which includes relinquishment of any representation on the Westwood One board of directors and termination of the Company's outstanding warrants to acquire shares of Westwood One common stock, which are currently out-of-the-money.

        The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp, through the Television segment, licenses its television products to The CW resulting in total revenues of $107.0 million and $53.1 million for the years ended December 31, 2007 and 2006, respectively.

        The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

        Effective January 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements.

Recent Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 is not expected to have a material effect on the Company's consolidated financial statements. The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008.

Management's Discussion and Analysis of

Results of Operations and Financial Condition (Continued)

(Tabular dollars in millions, except per share amounts)

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each reporting period. The adoption of this standard is not expected to have an effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"), effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures goodwill, identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also expands disclosure requirements for business combinations.

        In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial statements.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CBS Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes effective January 1, 2007, the manner in which it accounts for share-based payment as of January 1, 2006, and the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 28, 2008

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2007		2006		2005

Revenues		$14,072.9		$14,320.2		$14,113.0
Expenses:
Operating		8,329.3		8,424.8		8,378.3
Selling, general and administrative		2,666.1		2,784.3		2,679.7
Impairment charges (Note 3)		—		65.2		9,484.4
Depreciation and amortization		455.7		439.5		440.1

Total expenses		11,451.1		11,713.8		20,982.5

Operating income (loss)		2,621.8		2,606.4		(6,869.5)
Interest expense		(570.9)		(565.5)		(720.5)
Interest income		116.1		112.1		21.3
Loss on early extinguishment of debt		—		(6.0)		—
Other items, net		(34.0)		(14.3)		4.3

Earnings (loss) from continuing operations before income taxes, equity in loss of investee companies and minority interest		2,133.0		2,132.7		(7,564.4)
Provision for income taxes		(821.5)		(652.2)		(794.2)
Equity in loss of investee companies, net of tax		(80.6)		(97.0)		(1.5)
Minority interest, net of tax		(.1)		(.6)		(.5)

Net earnings (loss) from continuing operations		1,230.8		1,382.9		(8,360.6)

Discontinued operations (Note 4):
Earnings (loss) from discontinued operations before income taxes		(17.0)		453.5		2,290.4
Benefit (provision) for income taxes		33.2		(175.9)		(1,018.9)

Net earnings from discontinued operations		16.2		277.6		1,271.5

Net earnings (loss)		$1,247.0		$1,660.5		$(7,089.1)

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$1.72		$1.81		$(10.59)
Net earnings from discontinued operations		$.02		$.36		$1.61
Net earnings (loss)		$1.75		$2.17		$(8.98)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$1.70		$1.79		$(10.59)
Net earnings from discontinued operations		$.02		$.36		$1.61
Net earnings (loss)		$1.73		$2.15		$(8.98)
Weighted average number of common shares outstanding:
Basic		713.8		765.2		789.7
Diluted		721.9		771.8		789.7
Dividends per common share	$	..94	$	..74	$	..56

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,346.9	$3,074.6
Receivables, less allowances of $141.3 (2007) and $152.6 (2006)	2,678.0	2,824.0
Programming and other inventory (Note 6)	971.9	982.9
Deferred income tax assets, net (Note 12)	273.7	307.7
Prepaid expenses	177.6	163.7
Other current assets	573.7	593.6
Current assets of discontinued operations (Note 4)	9.1	197.6

Total current assets	6,030.9	8,144.1

Property and Equipment:
Land	334.6	343.7
Buildings	647.7	582.3
Capital leases	215.7	207.3
Advertising structures	1,808.9	1,619.0
Equipment and other	1,676.5	1,522.3

	4,683.4	4,274.6
Less accumulated depreciation and amortization	1,761.9	1,460.8

Net property and equipment	2,921.5	2,813.8

Programming and other inventory (Note 6)	1,548.5	1,665.6
Goodwill (Note 3)	18,452.0	18,821.5
Intangible assets (Note 3)	10,081.3	10,425.0
Other assets	1,297.4	1,553.2
Assets of discontinued operations (Note 4)	98.6	85.6

Total Assets	$40,430.2	$43,508.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$352.3	$502.3
Accrued expenses	755.2	765.7
Accrued compensation	401.5	375.3
Participants' share and royalties payable	612.5	767.5
Program rights	1,009.7	906.9
Deferred revenue	378.8	268.4
Income taxes payable	39.6	3.3
Current portion of long-term debt (Note 9)	19.1	15.0
Other current liabilities	818.8	776.4
Current liabilities of discontinued operations (Note 4)	17.1	18.7

Total current liabilities	4,404.6	4,399.5

Long-term debt (Note 9)	7,068.6	7,027.3
Pension and postretirement benefit obligations (Note 13)	1,695.9	1,993.3
Deferred income tax liabilities, net (Note 12)	1,947.2	2,310.7
Other liabilities	3,534.2	3,595.6
Liabilities of discontinued operations (Note 4)	305.8	658.9
Commitments and contingencies (Note 14)
Minority interest	1.5	1.0
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 59.5 (2007) 61.5 (2006) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 727.1 (2007) 715.5 (2006) shares issued	.7	.7
Additional paid-in capital	44,089.6	44,259.3
Accumulated deficit	(18,924.8)	(20,175.9)
Accumulated other comprehensive income (loss) (Note 1)	10.1	(246.3)

	25,175.7	23,837.9
Less treasury stock, at cost; 114.7 (2007) and 8.6 (2006) Class B Shares	3,703.3	315.4

Total Stockholders' Equity	21,472.4	23,522.5

Total Liabilities and Stockholders' Equity	$40,430.2	$43,508.8

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2007	2006	2005

Operating Activities:
Net earnings (loss)	$1,247.0	$1,660.5	$(7,089.1)
Less: Net earnings from discontinued operations	16.2	277.6	1,271.5

Net earnings (loss) from continuing operations	1,230.8	1,382.9	(8,360.6)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow from operating activities:
Depreciation and amortization	455.7	439.5	440.1
Impairment charges	—	65.2	9,484.4
Stock-based compensation	106.6	64.3	17.6
Loss (gain) on dispositions and write-down of investments	11.9	(28.5)	(44.0)
Equity in loss of investee companies, net of tax	80.6	97.0	1.5
Distributions from investee companies	7.7	8.9	9.5
Minority interest, net of tax	.1	.6	.5
Amortization of deferred financing costs	5.0	5.4	8.4
Change in operating assets and liabilities:
Decrease (increase) in receivables	282.9	(215.0)	40.1
(Increase) decrease in inventory and related program and participation liabilities, net	(75.0)	151.8	(69.8)
(Increase) decrease in other assets	(19.4)	136.4	(180.6)
Increase (decrease) in accounts payable and accrued expenses	(278.9)	(176.6)	156.7
Increase in income taxes payable and net deferred tax liabilities	277.1	68.6	286.6
Increase (decrease) in deferred revenue	99.3	(4.0)	(6.8)
Other, net	(4.0)	6.0	38.7

Net cash flow provided by operating activities from continuing operations	2,180.4	2,002.5	1,822.3

Net cash flow from (used for) operating activities from discontinued operations (Note 4)	4.8	(114.1)	1,714.7

Net cash flow provided by operating activities	2,185.2	1,888.4	3,537.0

Investing Activities:
Acquisitions, net of cash acquired	(410.0)	(97.9)	(462.9)
Capital expenditures	(469.1)	(394.1)	(327.0)
Investments in and advances to investee companies	(42.3)	(110.0)	(29.5)
Proceeds from dispositions	562.2	1,384.6	279.6
Proceeds from sales of investments	49.0	2.5	123.4
Net receipts from Viacom Inc. related to the Separation	172.5	65.6	5,400.0
Other, net	2.6	(1.2)	(2.1)

Net cash flow (used for) provided by investing activities from continuing operations	(135.1)	849.5	4,981.5

Net cash flow used for investing activities from discontinued operations (Note 4)	—	(34.5)	(213.7)

Net cash flow (used for) provided by investing activities	(135.1)	815.0	4,767.8

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	1.7	(4.8)	(1.6)
Proceeds from issuance of notes	678.0	—	—
Repayment of notes and debentures	(660.0)	(832.0)	(1,440.3)
Payment of capital lease obligations	(16.8)	(14.7)	(13.5)
Purchase of Company common stock	(3,351.3)	(6.2)	(5,562.6)
Dividends	(640.3)	(519.1)	(451.3)
Proceeds from exercise of stock options	201.7	91.1	317.5
Excess tax benefits from stock-based compensation	8.9	1.6	—
Other, net	.3	—	—

Net cash flow used for financing activities from continuing operations	(3,777.8)	(1,284.1)	(7,151.8)

Net cash flow used for financing activities from discontinued operations (Note 4)	—	—	(425.9)

Net cash flow used for financing activities	(3,777.8)	(1,284.1)	(7,577.7)

Net (decrease) increase in cash and cash equivalents	(1,727.7)	1,419.3	727.1
Cash and cash equivalents at beginning of year	3,074.6	1,655.3	928.2

Cash and cash equivalents at end of year	$1,346.9	$3,074.6	$1,655.3

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Year Ended December 31,
	2007		2006		2005

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	61.5	$.1	65.7	$.1	66.7	$1.3
Conversion of A shares into B shares	(2.0)	—	(4.2)	—	—	—
Retirement of Treasury Stock	—	—	—	—	(1.0)	—
Change in par value to $.001	—	—	—	—	—	(1.2)

Balance, end of year	59.5	.1	61.5	.1	65.7	.1

Class B Common Stock:
Balance, beginning of year	715.5	.7	695.0	.7	868.9	17.4
Exercise of stock options	8.8	—	5.7	—	8.4	.2
Conversion of A shares into B shares	2.0	—	4.2	—	—	—
Retirement of Treasury Stock	(.5)	—	(.2)	—	(182.3)	(3.7)
Issuance of stock for RSU vests	1.3	—	.6	—	—	—
Issuance of stock for CSTV acquisition	—	—	10.2	—	—	—
Change in par value to $.001	—	—	—	—	—	(13.2)

Balance, end of year	727.1	.7	715.5	.7	695.0	.7

Additional Paid-In Capital:
Balance, beginning of year		44,259.3		44,304.4		66,027.7
Exercise of stock options		203.8		91.1		317.3
Stock-based compensation		105.2		64.3		31.8
Tax benefits related to employee stock-based transactions		31.5		26.8		106.6
Retirement of Treasury Stock		(16.3)		(11.5)		(14,021.8)
Dividends		(667.1)		(573.2)		(440.9)
Spin-off of Viacom Inc.		173.2		84.7		(7,730.7)
CSTV acquisition		—		272.7		—
Change in par value to $.001		—		—		14.4

Balance, end of year		44,089.6		44,259.3		44,304.4

Accumulated Deficit:
Balance, beginning of year		(20,175.9)		(21,836.4)		(14,747.3)
Net earnings (loss)		1,247.0		1,660.5		(7,089.1)
Adoption of FIN 48		4.1		—		—

Balance, end of year		(18,924.8)		(20,175.9)		(21,836.4)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(246.3)		(397.5)		(356.0)
Other comprehensive income (loss)		256.4		202.3		(41.5)
Adoption of SFAS 158		—		(51.1)		—

Balance, end of year		10.1		(246.3)		(397.5)

Treasury Stock, at cost:
Balance, beginning of year	8.6	(315.4)	9.0	(334.3)	112.9	(8,918.8)
Class A Common Stock purchased	—	(.8)	—	—	—	—
Class B Common Stock purchased	106.9	(3,414.5)	.2	(6.2)	79.6	(5,456.2)
Issuance of stock for deferred compensation	(.3)	11.1	(.4)	13.6	(.2)	15.2
Retirement of Treasury Stock	(.5)	16.3	(.2)	11.5	(183.3)	14,025.5

Balance, end of year	114.7	(3,703.3)	8.6	(315.4)	9.0	(334.3)

Total Stockholders' Equity		$21,472.4		$23,522.5		$21,737.0

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2007	2006	2005

Net Earnings (Loss)	$1,247.0	$1,660.5	$(7,089.1)

Other Comprehensive Income (Loss) from continuing operations, net of tax:
Cumulative translation adjustments	154.0	127.2	33.5
Net actuarial gains (losses) and other items (See Note 13)	102.7	—	—
Minimum pension liability adjustment	—	92.7	(96.1)
Unrealized gain (loss) on securities	(14.7)	1.2	(22.4)
Reclassification adjustment for net realized losses on securities	14.2	.5	22.3
Change in fair value of cash flow hedges	.2	(.2)	—

Total Other Comprehensive Income (Loss) from continuing operations, net of tax	256.4	221.4	(62.7)
Other Comprehensive Income (Loss) from discontinued operations, net of tax	—	(19.1)	21.2

Total Other Comprehensive Income (Loss), net of tax	256.4	202.3	(41.5)

Total Comprehensive Income (Loss)	$1,503.4	$1,862.8	$(7,130.6)

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television, comprised of the CBS Television Network, television stations and its television production and syndication operations; Showtime Networks; and CSTV Networks), Radio (CBS Radio), Outdoor (CBS Outdoor) and Publishing (Simon & Schuster). During 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements.

        The Separation—The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and new Viacom Inc. ("Viacom Inc."), was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. class A common stock, $0.001 par value ("Class A Common Stock") and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. class B common stock, $0.001 par value ("Class B Common Stock") and .5 of a share of Viacom Inc. class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for 2005, unless otherwise indicated.

        The Separation was accounted for by the Company as a spin-off of Viacom Inc. and accordingly, the operations of Viacom Inc. are presented as discontinued operations in the accompanying audited consolidated financial statements for the year ended December 31, 2005.

        Principles of Consolidation—The consolidated financial statements include the accounts of CBS Corp. and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights. The Company applies the guidelines set forth in Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R") in assessing its interests in variable interest entities to decide whether to consolidate that entity. Investments over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, are accounted for under the equity method. Investments of 20% or less over which the Company has no significant influence are accounted for under the cost method. All significant intercompany transactions have been eliminated.

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

        Depreciation expense, including capitalized lease amortization, was $359.5 million (2007), $340.6 million (2006) and $344.2 million (2005). Amortization expense related to capital leases was $17.2 million (2007), $16.3 million (2006) and $16.6 million (2005). Accumulated amortization of capital leases was $110.6 million at December 31, 2007 and $94.2 million at December 31, 2006.

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

        Impairment of Investments—Investments are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred. These factors include the length of the time and the extent to which the estimated fair value or market value has been below cost, the financial condition and near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

        Goodwill and Intangible Assets—In accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company's intangible assets are considered to have finite or indefinite lives and are allocated to various reporting units, which are generally consistent with or one level below the Company's operating segments. Intangible assets with finite lives, which primarily consist of leasehold and franchise agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 3 to 40 years. Intangible assets with indefinite lives, which consist primarily of FCC licenses and goodwill, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge.

        Other Liabilities—Other liabilities consist primarily of the non-current portion of residual liabilities of previously disposed businesses, program rights, participants' share and royalties payable, deferred compensation and other employee benefit accruals.

        Discontinued Operations—The consolidated financial statements of the Company present Paramount Parks and Viacom Inc. as discontinued operations in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        Certain businesses that have been previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30. Assets and liabilities remaining in discontinued operations related to these businesses primarily include aircraft leases that are generally expected to liquidate in accordance with contractual terms.

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

        Television license fees are recognized in the period that the television series is available for telecast and therefore may cause fluctuations in operating results. Television series initially produced for networks and first-run syndication are generally licensed to domestic and international markets concurrently. The more successful network series are later syndicated in domestic and certain international markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Estimates for all secondary market revenues such as domestic and foreign

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

syndication, basic cable, home entertainment and merchandising are not included in the estimated lifetime revenues of a television series until it is demonstrated that the program can be successfully licensed in such secondary market.

        Subscriber fees for cable networks are recognized in the period the service is provided. Costs for advertising and marketing services provided by cable, satellite and other distributors are recorded in selling, general and administrative ("SG&A) expenses in accordance with the guidance in Emerging Issues Task Force ("EITF") No 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

        Publishing revenues are recognized when merchandise is shipped.

        Deferred revenue primarily consists of advanced billings to licensees under television licensing arrangements and revenues related to television advertising arrangements for which the revenue has not yet been earned. The amounts classified as current are expected to be earned within the next twelve months.

        Sales of Multiple Products or Services—The Company follows EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" for revenue recognition of revenues derived from a single contract that contains multiple products or services.

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $348.1 million (2007), $369.5 million (2006) and $426.8 million (2005).

        Sales Returns and Allowances—The Company records a provision for sales returns and allowances at the time of sale based upon historical trends which allow for a percentage of revenue recognized.

        Interest—Costs associated with the refinancing or issuance of debt, as well as with debt discount, are expensed as interest over the term of its related debt. The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements would be accrued as interest rates change and recognized over the life of the agreements as an adjustment to interest expense.

        Foreign Currency Translation and Transactions—The Company's foreign subsidiaries' assets and liabilities are translated at foreign exchange rates in effect at the balance sheet date, while results of operations are translated at average foreign exchange rates for the respective periods. The resulting translation gains or losses are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses have been included in "Other items, net" in the Consolidated Statements of Operations.

        Provision for Doubtful Accounts—The provision for doubtful accounts charged to expense was $29.4 million (2007), $39.9 million (2006) and $33.7 million (2005).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs"), and restricted shares only in the periods in which such effect would have been dilutive. For the years ended December 31, 2007 and 2006, respectively, options to purchase 22.7 million and 33.5 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the year ended December 31, 2005, options to purchase 77.2 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss from continuing operations. For the year ended

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

December 31, 2005, 1.4 million RSUs were also excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2007	2006	2005

(in millions)
Weighted average shares for basic EPS	713.8	765.2	789.7
Dilutive effect of shares issuable under stock-based compensation plans	8.1	6.6	—

Weighted average shares for diluted EPS	721.9	771.8	789.7

        Comprehensive Income (Loss)—As of December 31, 2007, the components of accumulated other comprehensive income (loss) are net of the following tax (provision) benefits: $333.1 million for net actuarial gains (losses) and other items related to pension and other postretirement benefits plans and $(1.4) million for unrealized gain on securities.

	Cumulative Translation Adjustments	Net Actuarial Gains (Losses) and Other Items	Minimum Pension Liability Adjustment	Change in Fair Value of Cash Flow Hedges	Unrealized Gain (Loss) on Securities	Other Comprehensive Income (Loss) from Discontinued Operations	Accumulated Other Comprehensive Income (Loss)

At December 31, 2004	$202.4	$—	$(557.4)	$—	$1.1	$(2.1)	$(356.0)
2005 Activity	33.5	—	(96.1)	—	(.1)	21.2	(41.5)

At December 31, 2005	235.9	—	(653.5)	—	1.0	19.1	(397.5)
2006 Activity	127.2	—	92.7	(.2)	1.7	(19.1)	202.3
Adoption of SFAS 158	—	(611.9)	560.8	—	—	—	(51.1)

At December 31, 2006	363.1	(611.9)	—	(.2)	2.7	—	(246.3)
2007 Activity	154.0	102.7	—	.2	(.5)	—	256.4

At December 31, 2007	$517.1	$(509.2)	$—	$—	$2.2	$—	$10.1

        Stock-based Compensation—Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. In accordance with this method of adoption, prior period results were not restated.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes the Company's stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005:

Year Ended December 31,	2007	2006	2005

RSUs, PSUs and restricted shares	$96.6	$47.4	$17.6
Stock options and equivalents	10.0	16.9	—

Stock-based compensation expense, before income taxes	106.6	64.3	17.6
Tax benefit	(42.2)	(25.4)	(7.0)

Stock-based compensation expense, net of tax	$64.4	$38.9	$10.6

        Prior to the adoption of SFAS 123R, the Company followed the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applied APB Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, did not recognize compensation expense for stock option grants because the Company typically does not issue options at exercise prices below market value at date of grant.

        The following table reflects the pro forma effect on net loss from continuing operations and loss per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the year ended December 31, 2005. See Note 11 for detailed assumptions.

Year Ended December 31,	2005

Net loss from continuing operations	$(8,360.6)
Option expense, net of tax	(235.8)

Net loss from continuing operations after option expense	$(8,596.4)

Basic and diluted loss per share:
Net loss from continuing operations	$(10.59)
Net loss from continuing operations after option expense	$(10.89)

        For the year ended December 31, 2005, if the Company had applied the fair value recognition provision of SFAS 123, an additional expense of $143.7 million, net of tax and minority interest, would have been recognized in discontinued operations.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Adoption of New Accounting Standards—Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements. See Note 12 for additional information.

        Effective December 31, 2006, the Company adopted SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), effective for fiscal years ending after December 15, 2006. SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of each defined benefit pension plan and other postretirement benefit plan as an asset or a liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in stockholders' equity. The incremental effect of the adoption was a decrease of $51.1 million to stockholders' equity at December 31, 2006.

        Recent Pronouncements—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 is not expected to have a material effect on the Company's consolidated financial statements. The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each reporting period. The adoption of this standard is not expected to have an effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"), effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures goodwill, identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also expands disclosure requirements for business combinations.

        In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

2) ACQUISITIONS AND DISPOSITIONS

Acquisitions

        On October 5, 2007, the Company completed the acquisition of SignStorey, Inc., a distributor of video programming and advertising content to retail stores, for $71.5 million. SignStorey, Inc. has been renamed CBS Outernet and has been included as part of the Outdoor segment since the date of acquisition.

        On May 30, 2007, the Company acquired Last.fm, a global, community-based, music discovery website, for approximately $280 million. Last.fm has been included as part of the Television segment since the date of acquisition.

        On April 4, 2007, the Company completed the acquisition of MaxPreps, Inc., an online high school sports network, for $43.0 million. MaxPreps, Inc. has been included as part of the Television segment since the date of acquisition.

        On January 5, 2006, the Company completed the acquisition of CSTV Networks, a cable network and online digital sports media company, for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. CSTV Networks has been included as part of the Television segment since the date of acquisition.

        During the fourth quarter of 2005, the Company acquired KIFR-FM, a San Francisco radio station, for approximately $95 million.

        During the second quarter of 2005, the Company acquired KOVR-TV, a Sacramento television station, for approximately $285 million.

Dispositions

        On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. In connection with the agreement to sell these stations, a pre-tax impairment charge of $65.2 million was recorded on the consolidated financial statements for the year ended December 31, 2006 to reduce the carrying value of the allocated goodwill.

        On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, valued at $64.0 million, and $169.8 million in cash were exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation.

        On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million.

        During 2007, the Company completed the sales of 34 radio stations in nine of its smaller markets for $543.4 million. During 2006, the Company completed the sale of five radio stations in one small market for $125.0 million.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        On June 30, 2006, the Company completed the sale of Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash (See Note 4).

3) GOODWILL AND INTANGIBLE ASSETS

        For the years ended December 31, 2007 and 2006, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2006			Other Adjustments(a)	Balance at December 31, 2007
		Acquisitions	Dispositions

Television	$8,752.9	$339.1	$(36.1)	$(108.2)	$8,947.7
Radio	5,088.6	—	(255.0)	(499.2)	4,334.4
Outdoor	4,563.9	61.3	—	128.2	4,753.4
Publishing	416.1	—	—	.4	416.5

Total	$18,821.5	$400.4	$(291.1)	$(478.8)	$18,452.0

	Balance at December 31, 2005				Other Adjustments(a)	Balance at December 31, 2006
		Acquisitions	Dispositions	Impairment

Television	$8,535.8	$315.6	$—	$(65.2)	$(33.3)	$8,752.9
Radio	5,193.6	—	(60.2)	—	(44.8)	5,088.6
Outdoor	4,492.0	1.6	—	—	70.3	4,563.9
Publishing	408.4	7.6	—	—	.1	416.1

Total	$18,629.8	$324.8	$(60.2)	$(65.2)	$(7.7)	$18,821.5

(a)
Primarily includes purchase price adjustments for acquisitions, primarily tax-related, and foreign currency translation adjustments.

        At December 31, 2007 and December 31, 2006, the Company had $10.08 billion and $10.43 billion of intangible assets, respectively. During 2007, the Company disposed of FCC licenses with a net book value of $272.8 million in connection with radio and television station divestitures. Amortization expense relating to intangible assets was $96.2 million (2007), $98.9 million (2006) and $95.9 million (2005).

        The Company's intangible assets were as follows:

At December 31, 2007	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$854.9	$(426.1)	$428.8
Franchise agreements	516.8	(216.0)	300.8
Other intangible assets	278.4	(151.2)	127.2

Total intangible assets subject to amortization	1,650.1	(793.3)	856.8
FCC licenses	9,224.5	—	9,224.5

Total intangible assets	$10,874.6	$(793.3)	$10,081.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

At December 31, 2006	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$821.9	$(375.6)	$446.3
Franchise agreements	511.2	(190.2)	321.0
Other intangible assets	259.4	(133.1)	126.3

Total intangible assets subject to amortization	1,592.5	(698.9)	893.6
FCC licenses	9,531.4	—	9,531.4

Total intangible assets	$11,123.9	$(698.9)	$10,425.0

        The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years 2008 through 2012, to be as follows:

	2008	2009	2010	2011	2012

Amortization expense	$101.6	$99.5	$94.2	$82.2	$65.6

        The Company recorded a pre-tax impairment charge of $65.2 million in the fourth quarter of 2006 to reduce the carrying value of the allocated goodwill for certain television stations to be disposed. The Company completed the sale of these television stations on January 10, 2008 (See Note 2).

        SFAS 142 requires the Company to perform an annual fair value-based impairment test of goodwill. The first step of the test examines whether or not the book value of each of the Company's reporting units exceeds its fair value. If the book value for a reporting unit exceeds its fair value, the second step of the test is then required to compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill. The Company's reporting units are generally one level below or at the operating segment level. Effective as of the year ended December 31, 2006, the Company tested for goodwill impairment for the Radio operating segment at its geographic component level.

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

        The Separation of Former Viacom was accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as a discontinued operation in the Company's consolidated financial statements for the year ended December 31, 2005.

        For the year ended December 31, 2007, net earnings from discontinued operations of $16.2 million principally reflects adjustments to the gain on the sale of Paramount Parks.

        The following tables set forth the details of CBS Corp.'s net earnings from discontinued operations for the years ended December 31, 2006 and 2005. For the year ended December 31, 2006, net earnings from

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

discontinued operations primarily reflected the operating results and the gain on the sale of Paramount Parks. Net earnings from discontinued operations for the year ended December 31, 2005 included the operating results of Paramount Parks as well as Viacom Inc., prior to its separation from the Company.

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

        The results of Viacom Inc. include allocations of corporate expenses and Paramount Pictures corporate overhead to reflect the utilization of certain shared services and fixed assets by Viacom Inc. These allocations were made using specific identification of costs, assets and liabilities and reasonable allocation methodologies where specific identification was not determinable. Total corporate costs allocated to Viacom Inc., excluding separation costs, were approximately $162.0 million in 2005, and were included in discontinued operations in the accompanying Consolidated Statement of Operations. In the opinion of management, the allocation methodologies are reasonable. The corporate expenses of CBS Corp. and Viacom Inc. for 2005, operating as separate stand-alone entities, may have been different from those reflected in the Consolidated Statement of Operations.

        Assets and liabilities of discontinued operations included on the Consolidated Balance Sheets primarily consist of aircraft leases that are generally expected to liquidate in accordance with contractual terms.

5) RESTRUCTURING CHARGES

        During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in SG&A expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. The Company paid $7.6 million of the restructuring charges during 2007 and $.5 million during 2006, leaving $3.5 million of this restructuring reserve remaining at December 31, 2007. The Company expects to substantially use this reserve by the end of 2008.

        The CW, a broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting at the conclusion of the 2005/2006

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. The Company paid $3.2 million of the shutdown costs during 2007 and $4.4 million during 2006. Additionally, during the year ended December 31, 2007, the reserve was reduced by $4.1 million due to a contract settlement. The remaining reserve of $12.3 million as of December 31, 2007 principally reflects contractual payments which are expected to be substantially paid through 2010.

6) PROGRAMMING AND OTHER INVENTORY

At December 31,	2007	2006

Program rights	$1,987.4	$2,021.0
Television programming:
Released (including acquired libraries)	405.8	503.3
In process and other	31.2	40.1
Publishing, primarily finished goods	95.0	82.9
Other	1.0	1.2

Total Programming and Other Inventory	2,520.4	2,648.5
Less current portion	971.9	982.9

Total Noncurrent Programming and Other Inventory	$1,548.5	$1,665.6

7) RELATED PARTIES

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At December 31, 2007, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 79% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

        On October 28, 2004, Former Viacom entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly owned subsidiary of NAI, pursuant to which Former Viacom agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Class B Common Stock each month such that the ownership percentage of Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of its shares by Former Viacom under its $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Former Viacom purchased 9.2 million shares of Former Viacom class B common stock from NAIRI for $628.9 million in 2005. The Company did not make any purchases under this stock purchase program during 2007 and 2006.

        Viacom Inc. For purposes of governing certain ongoing relationships between CBS Corp. and Viacom Inc. after the Separation, the Company and Viacom Inc. entered into various agreements including a separation agreement (the "Separation Agreement"), tax matters agreement and transition services agreement.

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

        CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $292.0 million, $222.8 million and $173.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        CBS Corp., through Showtime Networks and CBS Television, pays license fees to Viacom Inc., primarily Paramount Pictures, for motion picture programming. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total amounts from these transactions were $172.4 million, $198.7 million and $153.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets:

At December 31,	2007	2006

Amounts due from Viacom Inc.
Receivables	$114.8	$187.2
Other assets (Receivables, noncurrent)	207.3	260.7

Total amounts due from Viacom Inc.	$322.1	$447.9

Amounts due to Viacom Inc.
Accounts payable	$4.7	$5.2
Program rights	74.3	56.1
Other liabilities (Program rights, noncurrent)	24.3	10.7

Total amounts due to Viacom Inc.	$103.3	$72.0

        Other Related Parties    The Company owned approximately 18% of Westwood One as of December 31, 2007, which is accounted for by the Company as an equity investment. One member of Westwood One's current board of directors is an employee of the Company. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Network and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. All such agreements are

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

collectively referred to as the "Existing Agreements". CBS Television also has arrangements with Westwood One to provide news and sports programming to Westwood One. Revenues from the Existing Agreements and these arrangements were $71.6 million, $75.6 million and $81.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        On October 2, 2007, CBS Radio and Westwood One entered into definitive agreements relating to the termination, modification and extension of the Existing Agreements (the "new agreements"). Certain of the new agreements, including the Technical Services Agreement, the News Programming Agreement, the Trademark License Agreement and the affiliation agreements, are extended for a term expiring March 31, 2017. Generally, the new agreements will have no force or effect unless and until closing takes place pursuant to the terms of the new agreements. The closing of the new agreements is subject to certain closing conditions. The arrangements contemplated by the new agreements include, among other things, termination of the Representation Agreement and Management Agreement, which includes relinquishment of any representation on the Westwood One board of directors and termination of the Company's outstanding warrants to acquire shares of Westwood One common stock, which are currently out-of-the-money.

        The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp, through the Television segment, licenses its television products to The CW resulting in total revenues of $107.0 million and $53.1 million for the years ended December 31, 2007 and 2006, respectively.

        The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

8) INVESTMENTS

        The Company accounts for its investments over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments principally include but are not limited to the Company's interest in The CW (50% owned) and Sundance Channel (37% owned). Additionally, the Company owned approximately 18% in Westwood One at December 31, 2007, which is accounted for as an equity investment.

        At December 31, 2007 and 2006, respectively, the Company had $147.8 million and $274.8 million of equity investments that are included in "Other assets" on the Consolidated Balance Sheets. During 2007 and 2006, the Company recorded after-tax non-cash charges of $62.9 million and $94.2 million, respectively, in "Equity in loss of investee companies, net of tax" to reflect other-than-temporary declines in the market value of the Company's investments, principally Westwood One.

        At December 31, 2007 and 2006, respectively, the Company had $43.1 million and $42.5 million of cost investments that are included in "Other assets" on the Consolidated Balance Sheets. In 2007 and 2006, the Company recorded pre-tax non-cash charges of $24.8 million and $6.2 million, respectively, in "Other items, net" to reflect other-than-temporary declines in the market value of one of the Company's cost investments. At December 31, 2007, the mark-to-market adjustments in fair value for the publicly traded cost investments were $2.2 million, net of tax, and were recorded as an increase in accumulated other comprehensive income.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Based upon quoted market prices at December 31, 2007 and December 31, 2006, the aggregate market value of the Company's publicly traded investments was $84.2 million and $144.2 million, respectively. The market value of each individual investment was not below its carrying value on the Consolidated Balance Sheets.

9) BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2007	2006

Notes payable to banks	$5.3	$3.1
5.625% Senior Notes due 2007	—	699.4
7.70% Senior Notes due 2010	1,592.6	1,595.6
6.625% Senior Notes due 2011	947.7	947.1
8.625% Debentures due 2012	249.1	249.0
5.625% Senior Notes due 2012	599.6	599.5
8.875% Notes due 2014	98.6	98.6
7.625% Senior Debentures due 2016	199.4	199.4
4.625% Senior Notes due 2018	294.7	281.3
7.875% Debentures due 2023	224.1	224.1
7.125% Senior Notes due 2023 (b)	52.2	52.2
7.875% Senior Debentures due 2030	1,276.9	1,278.2
5.50% Senior Debentures due 2033	447.0	446.8
7.25% Senior Notes due 2051	335.0	335.0
6.750% Senior Notes due 2056	698.8	—
Other notes	.8	.8
Obligations under capital leases	108.9	115.2

Total debt	7,130.7	7,125.3
Less discontinued operations debt (c) (Note 4)	43.0	83.0

Total debt from continuing operations	7,087.7	7,042.3
Less current portion	19.1	15.0

Total long-term debt from continuing operations, net of current portion	$7,068.6	$7,027.3

  (a)
  Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.

  (b)
  Issue of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., which is not guaranteed.

  (c)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        As of December 31, 2007 and December 31, 2006, the Company's debt balances included (i) a net unamortized premium of $26.2 million and $29.1 million, respectively, and (ii) a decrease in the carrying value of the debt relating to fair value hedges of $5.0 million and $17.5 million, respectively.

        On March 27, 2007, CBS Corp. issued $700.0 million of 6.750% senior notes due 2056. Interest on these senior notes is payable quarterly. The senior notes are fully and unconditionally guaranteed by CBS Operations Inc. and are redeemable, at the Company's option, at any time on or after March 27, 2012, at their principal amount plus accrued interest.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2007 and 2006, the following debt repurchases and maturities occurred:

Debt Repurchases

        During 2006, the Company repurchased $50.0 million of its 6.625% senior notes due 2011 and $52.2 million of its 7.70% senior notes due 2010, resulting in a pre-tax loss on early extinguishment of debt of $6.0 million.

Debt Maturities

  May 1, 2007, 5.625% senior notes, $700.0 million
  January 30, 2006, 6.40% senior notes, $800.0 million

        At December 31, 2007, the Company's scheduled maturities of long-term debt at face value, including discontinued operations debt and excluding capital leases were as follows:

	2008	2009	2010	2011	2012	2013 and thereafter

Long-term debt	$3.8	$.9	$1,585.5	$950.1	$849.8	$3,610.5

Credit Facility

        As of December 31, 2007, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2007, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.81 billion.

        The Credit Facility contains covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2007, the Company was in compliance with all covenants under the Credit Facility.

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2007, the Company had no commercial paper borrowings under its $3.0 billion commercial paper program.

Accounts Receivable Securitization Program

        As of December 31, 2007, the Company had $550.0 million outstanding under its revolving receivable securitization program. The program results in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of December 31, 2007, the Company was in compliance with

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

the required ratios under the receivable securitization program. At December 31, 2006, the Company had $550.0 million outstanding under its revolving receivable securitization programs.

10) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At December 31, 2007, the carrying value of the senior debt and senior subordinated debt was $7.02 billion and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $7.21 billion.

        The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not hold or enter into derivative financial instruments for speculative trading purposes. The foreign exchange hedging instruments used are spot, forward and option contracts. The foreign exchange contracts have principally been used to hedge the British Pound, the Euro, the Canadian Dollar, the Mexican Peso and the Australian Dollar. The Company designates forward contracts used to hedge projected future production costs as cash flow hedges.

        Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. The changes in fair value of the non-designated contracts are included in current period earnings as part of "Other items, net."

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. These swaps expose the Company to movements in short-term interest rates. As of December 31, 2007, if all parties were to agree, the swaps could have been terminated by a net payment from the Company of approximately $5.0 million including accrued interest. At both December 31, 2007 and 2006, the Company was a party to $1.0 billion notional amount of interest rate swaps which are accounted for as fair value hedges. The Company did not have any interest rate cash flow hedges outstanding at December 31, 2007 and 2006.

        At December 31, 2007, the notional amount of all foreign exchange contracts was $100.3 million, which represents hedges of underlying foreign currency balances and expected foreign currency cash flows. At December 31, 2006, the notional amount of all foreign exchange contracts was $225.9 million, of which $16.8 million related to the hedging of future production costs. The remaining $209.1 million represented hedges of underlying foreign currency balances and expected foreign currency cash flows.

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2007 or 2006, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

11) STOCKHOLDERS' EQUITY

        Separation—The Separation of Former Viacom into two publicly traded entities, CBS Corp. and Viacom Inc., was completed on December 31, 2005. The Separation was accomplished pursuant to a merger in which a subsidiary was merged with and into Former Viacom, with Former Viacom continuing as

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. Class A Common Stock and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. Class B Common Stock and .5 of a share of Viacom Inc. class B common stock. As a result of the Share Conversion, all Former Viacom share and per share data have been adjusted for 2005, unless otherwise indicated.

        In general, CBS Corp. Class A Common Stock and CBS Corp. Class B Common Stock have the same economic rights, except voting rights. Holders of CBS Corp. Class A Common Stock are entitled to one vote per share with respect to all matters on which the holders of CBS Corp. Common Stock are entitled to vote. Holders of CBS Corp. Class B Common Stock do not have any voting rights, except as required by law.

        Treasury Stock—Immediately prior to the Separation, each share of class A and class B common stock held by Former Viacom as treasury stock was automatically canceled except 9.0 million shares held for benefit plans. As a result, 1.0 million shares of class A common stock and 182.3 million shares of class B common stock were canceled.

        Purchase of Company Stock—During 2007, the Company repurchased 106.9 million shares of CBS Corp. Common Stock for $3.42 billion, including $64.0 million of non-cash purchases related to a television station exchange (see Note 2), primarily through two accelerated share repurchase ("ASR") transactions. During 2006, the Company purchased .2 million shares of its Class B Common Stock that were surrendered by employees to the Company to satisfy their tax withholding obligations from the payment of shares related to the vesting of RSUs. During 2005, Former Viacom purchased 79.6 million shares of its class B common stock for $5.46 billion through its $8.0 billion share purchase program.

        Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2007 and 2006, resulting in total dividends of $667.1 million and $573.2 million, respectively. During each of the four quarters of 2005, Former Viacom declared a cash dividend on its class A and class B common stock resulting in total dividends of $440.9 million. Dividends have been recorded as a reduction to "Additional paid-in capital" on the Consolidated Balance Sheets as the Company has an accumulated deficit balance.

        Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock for the years ended December 31, 2007 and 2006 were 2.0 million and 4.2 million, respectively. There were no conversions of Class A Common Stock into Class B Common Stock in 2005.

        Equity Incentive Plans—The Company has equity incentive plans (the "Plans") under which stock options, stock option equivalents, RSUs, PSUs and restricted shares were issued.

        The purpose of the Plans is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, phantom shares, dividend equivalents, performance awards and other equity-related awards. The Company has reserved a total of 46,237,933 shares of CBS Corp. Class B Common Stock for future exercise of stock options, and vesting of RSUs and

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

PSUs outstanding as of December 31, 2007. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization.

        On the effective date of the Separation, all outstanding unexercised options to purchase shares of Former Viacom class B common stock and all outstanding unsettled RSUs of Former Viacom class B common stock held by employees and directors of Former Viacom were converted into options to purchase shares of class B common stock and RSUs of class B common stock, respectively, of the company to which the individual provided services immediately following the effective date. Stock options and RSUs were converted based on fixed conversion ratios in a manner designed to preserve the intrinsic value of the stock options and market value of the RSUs, ("Stock Option and RSU Conversion").

        Shares available for future grant under the Plans were as follows:

At December 31, 2007	46,534,305
At December 31, 2006	56,468,517
At December 31, 2005	62,030,281

RSUs, PSUs and Restricted Shares

        Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a one- to four-year service period. Certain RSU awards are also subject to satisfying performance conditions. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. Forfeitures for RSUs are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

        The Company also grants awards of PSUs which cliff vest based on the achievement of market performance targets. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% and in one case 0% to 300% of the target award, based on the ranking of the total shareholder return ("TSR") for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on a one-year measurement period or the achievement of established operating performance goals. The fair value of the PSUs is determined using a Monte Carlo Simulation model. This model generates simulated TSR of CBS Corp. Class B Common Stock versus each of the companies in the S&P 500 Index through the end of the relevant measurement period.

        Total unrecognized compensation cost related to non-vested RSUs, PSUs and restricted shares at December 31, 2007 was $179.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes the Company's RSU, target PSU and restricted share activity:

	Historical		After Share Conversion
	RSUs, PSUs and Restricted Shares	Weighted-Average Grant Date Fair Value	RSUs and Restricted Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2004	—	$—	—	$—

Granted	2,966,835	37.02	1,483,418	74.05
Vested	—	—	—	—
Forfeited	(196,761)	37.38	(98,381)	74.76

Non-vested at December 31, 2005— before Separation	2,770,074	37.00	1,385,037	74.00

Spin-off of Viacom Inc.	(1,310,856)	36.65	(655,428)	73.30

Non-vested at December 31, 2005— before RSU conversion	1,459,218	37.31	729,609	$74.63

Conversion to CBS Corp. RSUs	380,072

Non-vested at December 31, 2005— after RSU conversion	1,839,290	29.30

Granted	5,004,052	25.62
Voluntary Exchange Offer	7,167,263	26.64
Vested	(568,842)	26.88
Forfeited	(781,995)	26.92

Non-vested at December 31, 2006	12,659,768	26.59

Granted	4,500,695	31.21
Vested	(1,324,809)	26.63
Forfeited	(1,042,191)	28.34

Non-vested at December 31, 2007	14,793,463	$27.87

Stock Options and Equivalents

        Stock options generally vest over a three- to four-year service period and generally expire eight to ten years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

        During 2007, the Company entered into an amended employment agreement with Sumner M. Redstone, the Executive Chairman of the Board of Directors of CBS Corp. In accordance with the terms of this agreement a deferred compensation balance of $10.3 million was converted to 1,768,069 stock option equivalents with an equal aggregate fair value, calculated based on the Black-Scholes option-pricing model. The stock option equivalents have an exercise price equal to the closing stock price on the date of grant and are expensed evenly over a four-year vesting period. Upon exercise, the stock option equivalents will be settled in cash and accordingly, the Company remeasures the fair value of the award at each reporting date.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The weighted-average fair value of each option as of the grant date was $5.65, $5.95 and $10.25 in 2007, 2006 and 2005, respectively (2005 not adjusted for the Share Conversion). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005

Expected dividend yield	3.23%	2.67%	.77%
Expected stock price volatility	23.38%	23.19%	24.11%
Risk-free interest rate	4.19%	4.89%	3.91%
Expected life of options (years)	4.97	5.57	5.54

        During 2007, when calculating expected stock price volatility, the Company placed exclusive reliance on implied volatility due to the limited amount of trading history for CBS Corp. Class B Common Stock. In addition, given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year. Although there is an active market for these publicly traded CBS Corp. options, the Company believes that due to their short trading history, the volatility of these options alone may not be indicative of expected volatility. As a result, the expected stock price volatility was determined using an average of the implied volatility of these options and the implied volatility of publicly traded options for entities with similar business characteristics within the Company's industry.

        The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yields for 2007 and 2006 are based on the then current annual dividend rate. The Black-Scholes assumptions for grants during 2005 were based on characteristics related to shares of Former Viacom class B common stock.

        Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at December 31, 2007 was $48.2 million, which is expected to be expensed over a weighted average period of 3.3 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following tables summarize the Company's stock option activity under the Plans. The options outstanding and weighted-average exercise prices in the "Historical" table reflect historical Former Viacom options and related weighted-average exercise prices not adjusted for the Share Conversion and then giving effect to the Separation and Stock Option Conversion at December 31, 2005. The "After Share Conversion" table presents historical activities of Former Viacom options and related weighted-average exercise prices retroactively giving effect to the one share for .5 share conversion. Accordingly, all option data was reduced by one-half and all corresponding per-share data was multiplied by two.

	Historical		After Share Conversion
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2004	162,419,824	$39.27	81,209,912	$78.54

Granted	18,146,549	36.68	9,073,275	73.35
Exercised	(16,744,137)	18.95	(8,372,069)	37.90
Canceled	(9,348,044)	42.85	(4,674,022)	85.70

Outstanding at December 31, 2005— before Separation	154,474,192	40.95	77,237,096	81.90

Spin-off of Viacom Inc.	(50,895,198)	40.67	(25,447,599)	81.34

Outstanding at December 31, 2005— before Stock Option Conversion	103,578,994	41.09	51,789,497	$82.17

Conversion to stock options to purchase CBS Corp. Class B Common Stock	26,550,984

Outstanding at December 31, 2005— after Stock Option Conversion	130,129,978	32.29

Granted	2,272,940	26.06
Exercised	(5,766,187)	15.80
Canceled	(14,850,049)	36.36
Voluntary Exchange Offer	(63,699,168)	34.05

Outstanding at December 31, 2006	48,087,514	30.39

Granted	6,984,964	29.30
Exercised	(8,836,790)	23.06
Canceled	(8,396,805)	34.91

Outstanding at December 31, 2007	37,838,883	$30.90

        Stock options exercisable at year end were as follows:

December 31, 2007	26,837,850
December 31, 2006	40,422,544
December 31, 2005	108,031,858

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes other information relating to stock option exercises during the years ended December 31, 2007, 2006 and 2005:

Year Ended December 31,	2007	2006	2005(a)

Cash received from stock option exercises	$201.7	$91.1	$317.5
Tax benefit of stock option exercises	$30.5	$26.8	$106.6
Intrinsic value	$79.5	$68.5	$267.0

  (a)
  Information for 2005 includes activity for options held by employees of Former Viacom.

        The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2007.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$10 to 19.99	99,640.01		$16.53	99,640	$16.53
20 to 29.99	19,300,556	4.47	$26.73	10,284,487	$25.52
30 to 39.99	13,685,301	4.90	$32.44	11,700,337	$32.71
40 to 49.99	4,716,479	2.46	$43.60	4,716,479	$43.60
50 to 59.99	36,907	2.58	$54.97	36,907	$54.97

	37,838,883			26,837,850

        Stock options outstanding at December 31, 2007 have an average remaining contractual life of 4.23 years and the total aggregate intrinsic value for "in-the-money" options was $26.5 million. Stock options exercisable at December 31, 2007 have a weighted-average remaining contractual life of 3.15 years and the total aggregate intrinsic value for "in-the-money" options was $26.0 million.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

12)  INCOME TAXES

        The U.S. and foreign components of earnings (loss) from continuing operations before income taxes, equity in loss of investee companies and minority interest were as follows:

Year Ended December 31,	2007	2006	2005

United States	$1,830.7	$1,829.2	$(7,831.6)
Foreign	302.3	303.5	267.2

Total	$2,133.0	$2,132.7	$(7,564.4)

        The components of the provision for income taxes were as follows:

Year Ended December 31,	2007	2006	2005

Current:
Federal	$453.3	$212.1	$449.1
State and local	65.7	48.1	89.9
Foreign	70.2	75.5	75.5

	589.2	335.7	614.5
Deferred	232.3	316.5	179.7

Provision for income taxes	$821.5	$652.2	$794.2

        The equity in loss of investee companies is shown net of tax on the Company's Consolidated Statements of Operations. The tax benefits relating to loss from equity investments in 2007, 2006, and 2005 were $52.7 million, $63.5 million, and $1.0 million, respectively, which represented an effective tax rate of 39.6%, 39.6%, and 39.9%, respectively.

        In 2007 and 2006, income tax benefits of $46.6 million and $26.8 million, respectively, were realized as a result of stock options exercised and RSUs vested.

        The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2007	2006	2005

Taxes on income at U.S. federal statutory rate	$746.5	$746.4	$(2,649.1)
State and local taxes, net of federal tax benefit	92.9	44.8	93.6
Effect of foreign operations	(41.0)	3.3	15.8
Impairment charges	—	5.5	3,298.6
Audit settlements	(8.0)	(164.1)	—
Other, net	31.1	16.3	35.3

Provision for income taxes	$821.5	$652.2	$794.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following is a summary of the components of deferred income tax assets and liabilities:

At December 31,	2007	2006

Deferred income tax assets:
Provision for expense and losses	$502.9	$719.9
Postretirement and other employee benefits	783.7	778.3
Tax credit and loss carryforwards	204.8	218.8
Other	156.1	189.1

Total deferred income tax assets	1,647.5	1,906.1
Valuation allowance	(126.6)	(139.1)

Net deferred income tax assets	1,520.9	1,767.0

Deferred income tax liabilities:
Property, equipment and intangible assets	(3,194.4)	(3,770.0)

Total deferred income tax liabilities	(3,194.4)	(3,770.0)

Deferred income tax liabilities, net	$(1,673.5)	$(2,003.0)

        In addition to the deferred income taxes reflected in the table above, for 2007, the Company included net non-current deferred income tax assets of $15.6 million in "Assets of discontinued operations." For 2006, the Company included net current deferred income tax assets of $151.1 million in "Current assets of discontinued operations" and net non-current deferred income tax liabilities of $315.8 million in "Liabilities of discontinued operations."

        At December 31, 2007, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $582.0 million, which expire in various years from 2008 through 2027.

        The 2007 and 2006 deferred income tax assets were reduced by a valuation allowance of $126.6 million and $139.1 million, respectively, principally relating to income tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $2.8 billion at December 31, 2007 and $2.7 billion at December 31, 2006. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the amount of unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

        On January 1, 2007, the Company adopted the provisions of FIN 48, which did not have a material impact to the Company's reserve for uncertain tax positions.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties:

At January 1, 2007	$227.3

Additions for current year tax positions	33.8
Additions for prior year tax positions	40.9
Reductions for prior year tax positions	(21.9)
Cash settlements	(1.1)
Statute of limitations lapses	(.2)

At December 31, 2007	$278.8

        At December 31, 2007, $56.9 million of the reserve for uncertain tax positions of $278.8 million was included in "Liabilities of discontinued operations."

        The reserve for uncertain tax positions of $278.8 million at December 31, 2007 includes $225.0 million which would affect the Company's effective income tax rate if and when recognized in future years. The Company does not expect the total reserve for uncertain tax positions to change significantly during the next twelve months; however, events may occur that could cause the Company's current expectations to change in the future.

        The Company is currently under examination by the Internal Revenue Service for the years 2004 and 2005. The resolutions of tax matters with other jurisdictions are not expected to be material to the consolidated financial statements.

        The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. For the year ended December 31, 2007, the Company recognized interest and penalties of $26.5 million in the Consolidated Statement of Operations, and as of December 31, 2007, the Company has recorded liabilities for accrued interest and penalties of $50.1 million on the Consolidated Balance Sheet.

13)  PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries have principally non-contributory pension plans covering specific groups of employees. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. The Company's policy for pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974, the Internal Revenue Code of 1986 and the applicable rules and regulations. During 2007 and 2006, the Company made discretionary contributions of $150.0 million and $250.0 million, respectively to pre-fund its qualified pension plans. Plan assets consist principally of equity securities, marketable bonds and U.S. government securities. The Company's Common Stock represents approximately .9% and 1.1% of the plan assets' fair values at December 31, 2007 and 2006, respectively.

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

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

        The following table sets forth the change in benefit obligation for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation, beginning of year	$5,299.7	$5,490.4	$1,040.8	$1,098.1
Service cost	34.7	37.1	1.5	1.8
Interest cost	297.7	299.5	59.5	60.3
Actuarial gain	(90.7)	(53.2)	(99.7)	(47.0)
Benefits paid	(475.5)	(479.7)	(95.5)	(93.2)
Participants' contributions	.1	.2	11.7	11.2
Curtailments	—	(7.7)	—	—
Settlements	—	8.2	—	—
Amendments	—	—	(3.0)	—
Retiree Medicare drug subsidy	—	—	2.1	9.6
Cumulative translation adjustments	43.7	4.9	—	—

Benefit obligation, end of year	$5,109.7	$5,299.7	$917.4	$1,040.8

        The following table sets forth the change in plan assets for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2007	2006	2007	2006

Change in plan assets:
Fair value of plan assets, beginning of year	$4,225.9	$4,061.4	$20.1	$25.4
Actual return on plan assets	225.0	325.8	.5	.7
Employer contributions	201.5	314.8	65.8	66.4
Benefits paid	(475.5)	(479.7)	(95.5)	(93.2)
Participants' contributions	.1	.2	11.7	11.2
Retiree Medicare drug subsidy	—	—	2.1	9.6
Cumulative translation adjustments	45.5	3.4	—	—

Fair value of plan assets, end of year	$4,222.5	$4,225.9	$4.7	$20.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company's Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2007	2006	2007	2006

Funded status at end of year	$(887.2)	$(1,073.8)	$(912.7)	$(1,020.7)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$41.8	$37.6	$—	$—
Current liabilities	(44.3)	(44.2)	(101.5)	(94.6)
Noncurrent liabilities	(884.7)	(1,067.2)	(811.2)	(926.1)

Net amounts recognized	$(887.2)	$(1,073.8)	$(912.7)	$(1,020.7)

        The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets:

	Pension Benefits		Postretirement Benefits
At December 31,	2007	2006	2007	2006

Net actuarial gain (loss)	$(977.4)	$(1,031.4)	$132.6	$32.1
Net prior service credit (cost)	(2.7)	(13.5)	5.7	2.9
Net transition asset (obligation)	.8	(.4)	—	—
Share of equity investee	(1.0)	(1.6)	(.3)	(.3)

	(980.3)	(1,046.9)	138.0	34.7
Deferred income taxes	387.7	414.0	(54.6)	(13.7)

Net amount recognized in accumulated other comprehensive income (loss)	$(592.6)	$(632.9)	$83.4	$21.0

        The accumulated benefit obligation for all defined pension plans was $5.04 billion and $5.21 billion at December 31, 2007 and 2006, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

At December 31,	2007	2006

Projected benefit obligation	$4,835.8	$5,019.5
Accumulated benefit obligation	$4,771.1	$4,937.6
Fair value of plan assets	$3,906.8	$3,913.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income:

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2007	2006	2005	2007	2006	2005

Components of net periodic cost:
Service cost	$34.7	$37.1	$39.2	$1.5	$1.8	$2.4
Interest cost	297.7	299.5	296.1	59.5	60.3	68.8
Expected return on plan assets	(278.0)	(270.7)	(285.2)	(.2)	(.2)	(1.0)
Amortization of actuarial loss	33.6	78.1	52.9	.4	.8	2.7
Amortization of prior service cost	.5	2.1	1.2	(.2)	(.2)	(.6)
Amortization of transition obligation	—	.1	.1	—	(.3)	—
Curtailment costs	—	.7	—	—	—	—
Settlement costs	—	7.1	—	—	—	—

Net periodic cost(a)	$88.5	$154.0	$104.3	$61.0	$62.2	$72.3

(a)
Includes Paramount Parks' costs related to pension benefits of $2.6 million for the years ended December 31, 2006 and 2005 and costs related to other postretirement benefits of $.4 million for each of the years ended December 31, 2006 and 2005, which have been included in discontinued operations in the Consolidated Statements of Operations.

Year Ended December 31, 2007	Pension Benefits	Postretirement Benefits

Other comprehensive income (loss):
Actuarial gains	$31.9	$100.1
Amortization of actuarial losses	33.6	.4
Amortization of prior service cost (credit)	.5	(.2)
Amendment gains	—	3.0
Share of equity investee	.6	—

	66.6	103.3
Deferred income taxes	(26.3)	(40.9)

Recognized in other comprehensive income (loss), net of tax	$40.3	$62.4

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $33.1 million and $.5 million, respectively. The estimated net actuarial gain and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $4.4 million and $.6 million, respectively.

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.2%	5.9%	6.3%	6.0%
Rate of compensation increase	3.5%	3.5%	N/A	N/A
Weighted-average assumptions used to determine net periodic cost for the year ended December 31:
Discount rate	5.9%	5.7%	6.0%	5.8%
Expected long-term return on plan assets	7.0%	7.0%	2.0%	2.0%
Rate of compensation increase	3.5%	3.5%	N/A	N/A

N/A—not applicable

        In 2007, the Company changed its policy for amortizing the actuarial losses for one of its defined benefit pension plans from using an average remaining service of participants to using an average expected life of participants, since it was determined that almost all of the participants in this plan are inactive.

        The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of bonds with quality and duration similar to those held by the retirement benefit trusts.

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

        The following assumptions were also used in accounting for postretirement benefits:

	2007	2006

Projected health care cost trend rate for participants of age 65 and below	9.0%	9.0%
Projected health care cost trend rate for participants above age 65	10.0%	10.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2016	2015
Year ultimate trend rate is achieved for participants above age 65	2018	2017

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$1.8	$(1.6)
Effect on the accumulated postretirement benefit obligation	$30.7	$(28.0)

        The asset allocations for the Company's retirement benefit trusts for the qualified pension benefit plans are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The Company's largest retirement benefit trust, which accounted for 73% of assets at December 31, 2007, is invested approximately 80% in a diversified portfolio of high quality fixed income instruments with a duration that approximates the duration of the liabilities covered by that trust. The Company's other trusts are invested approximately 53% in equity securities and 47% in fixed income securities, including cash. All equity portfolios are diversified between U.S. and non-U.S. equities and include small and large capitalization equities.

        The percentage of asset allocations of the Company's pension and postretirement benefit plans at December 31, 2007 and 2006, by asset category were as follows:

	Pension Assets		Postretirement Benefit Assets
Plan Assets at December 31,	2007	2006	2007	2006

Equity securities	28.0%	31.3%	—%	—%
Debt securities	64.2%	60.2%	—%	22.6%
Cash and other	7.8%	8.5%	100.0%	77.4%

Total	100.0%	100.0%	100.0%	100.0%

Future Benefit Payments

        The estimated future benefit payments are as follows:

	2008	2009	2010	2011	2012	2013-2017

Pension	$437.8	$431.5	$426.3	$418.4	$419.7	$1,983.1
Postretirement	$101.5	$104.5	$106.5	$106.9	$104.8	$478.7
Retiree Medicare drug subsidy	$(12.2)	$(12.9)	$(13.5)	$(14.1)	$(14.8)	$(79.1)

        The Company expects to contribute $50 million to its pension plans and $90 million to its other postretirement benefit plans in 2008.

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $34.6 million (2007) and $31.2 million (2006). In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

contributions to such plans were $38.2 million, $37.1 million and $37.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

14)  COMMITMENTS AND CONTINGENCIES

        The Company's commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services, and guaranteed minimum franchise payments. These arrangements result from the Company's normal course of business and represent obligations that are payable over several years.

        Programming and talent commitments of the Company, estimated to aggregate $11.41 billion as of December 31, 2007, primarily included $7.47 billion for sports programming rights, $2.47 billion relating to television, radio, and film production and licensing and $973.2 million for talent contracts. A majority of such commitments is payable over several years, as part of the normal course of business.

        The Company has long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders. At December 31, 2007, future operating lease payments are estimated to aggregate $2.29 billion, which includes approximately $1.26 billion of billboard lease commitments that are cancelable, in certain circumstances, at the Company's option.

        The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $506.7 million as of December 31, 2007.

        CBS Corp.'s outdoor advertising business has franchise rights entitling it to display advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and retail stores. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

        At December 31, 2007, minimum rental payments under leases and minimum franchise payments are as follows:

	Leases		Guaranteed Minimum Franchise
	Capital	Operating	Payments

2008	$22.0	$329.9	$444.0
2009	17.7	303.6	430.0
2010	17.3	263.2	387.1
2011	17.0	217.6	366.2
2012	15.9	184.4	353.9
2013 and thereafter	50.0	989.5	857.9

Total minimum payments	$139.9	$2,288.2	$2,839.1
Less amounts representing interest	(31.0)

Present value of net minimum payments	$108.9

        Future minimum operating lease payments have been reduced by future minimum sublease income of $12.3 million. Rent expense was $580.2 million (2007), $482.8 million (2006) and $411.5 million (2005).

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

  Guarantees

        Prior to the Separation of Former Viacom into CBS Corp. and Viacom Inc., Former Viacom had entered into guarantees with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; Famous Players theater leases; certain UCI theater leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC. In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to these guarantees. In addition, the Company and Viacom Inc. have agreed to indemnify each other with respect to certain other matters pursuant to the Separation Agreement between the parties.

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2007, the outstanding letters of credit and surety bonds approximated $402.8 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

        Shareholder Derivative Lawsuits.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions named each member of Former Viacom's Board of Directors at the time the actions were filed, the two former Co-Presidents and Co-Chief Operating Officers of Former Viacom, and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of such officers and the Chairman of the Board and Chief Executive Officer of Former Viacom was improper. In January 2007, a new shareholder derivative action was filed in New York Supreme Court, which contained allegations similar to those in the earlier actions, and was consolidated with In re Viacom Inc. Shareholders Derivative Litigation. In April 2007, following notice to shareholders, the parties executed a Stipulation of Settlement, which resolved all of these actions. By order and final judgment entered December 3, 2007, the court approved the Stipulation of Settlement and dismissed the action with prejudice. The Company and Viacom Inc. have agreed to equally share all costs and expenses relating to this matter.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2007, the Company had pending approximately 72,120 asbestos claims, as compared with approximately 73,310 as of December 31, 2006 and approximately 101,170 as of December 31, 2005. Of the claims pending as of December 31, 2007, approximately 40,520 were pending in state courts, 28,100 in federal courts and, additionally, approximately 3,500 were third party claims pending in state courts. During 2007, the Company received approximately 4,590 new claims and closed or moved to an inactive docket approximately 5,780 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2007 and 2006 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.5 million and $5.7 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

        Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a Super Bowl half-time show by the Company's television stations. In May 2006, the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. The Company is awaiting the court's decision.

        In March 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture of $32,500 against each of these stations, totaling $260,000 for the Company's owned stations. The Company is contesting the FCC decision and the proposed forfeitures.

        In June 2007, the U.S. Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives on another broadcast network was indecent and remanded the case to the FCC. In November 2007, the FCC sought review of the court's decision with the U.S. Supreme Court, which petition for review is pending. On February 1, 2008, the Company and others filed oppositions to the FCC's petition.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        General.    On an ongoing basis, the Company defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

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

Year Ended December 31,	2007	2006	2005

Revenues:
Television	$9,274.1	$9,487.1	$9,325.2
Radio	1,753.7	1,959.9	2,114.8
Outdoor	2,187.3	2,103.4	1,949.3
Publishing	886.1	807.0	763.6
Eliminations	(28.3)	(37.2)	(39.9)

Total Revenues	$14,072.9	$14,320.2	$14,113.0

        Revenues generated between segments primarily reflect advertising sales. These transactions are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2007	2006	2005

Intercompany revenues:
Television	$4.6	$4.8	$5.2
Radio	9.1	12.0	17.3
Outdoor	14.6	20.4	17.4

Total Intercompany Revenues	$28.3	$37.2	$39.9

        The Company presents Segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges") as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for the investors because it allows investors to

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

view segment performance in a manner similar to the method used by the Company's management and enhances their ability to understand the Company's operating performance.

Year Ended December 31,	2007	2006	2005

Segment OIBDA before Impairment Charges:
Television	$1,926.2	$1,947.7	$1,824.7
Radio	688.7	820.0	925.0
Outdoor	620.9	568.0	469.9
Publishing	97.2	78.0	74.6
Corporate	(159.0)	(162.9)	(120.5)
Residual costs	(96.5)	(139.7)	(118.7)
Impairment charges	—	(65.2)	(9,484.4)
Depreciation and amortization	(455.7)	(439.5)	(440.1)

Operating Income (Loss)	2,621.8	2,606.4	(6,869.5)
Interest expense	(570.9)	(565.5)	(720.5)
Interest income	116.1	112.1	21.3
Loss on early extinguishment of debt	—	(6.0)	—
Other items, net	(34.0)	(14.3)	4.3

Earnings (loss) from continuing operations before income taxes, equity in loss of investee companies and minority interest	2,133.0	2,132.7	(7,564.4)
Provision for income taxes	(821.5)	(652.2)	(794.2)
Equity in loss of investee companies, net of tax	(80.6)	(97.0)	(1.5)
Minority interest, net of tax	(.1)	(.6)	(.5)

Net earnings (loss) from continuing operations	1,230.8	1,382.9	(8,360.6)

Earnings (loss) from discontinued operations before income taxes	(17.0)	453.5	2,290.4
Benefit (provision) for income taxes	33.2	(175.9)	(1,018.9)

Net earnings from discontinued operations	16.2	277.6	1,271.5

Net Earnings (Loss)	$1,247.0	$1,660.5	$(7,089.1)

Year Ended December 31,	2007	2006	2005

Operating Income (Loss):
Television	$1,739.0	$1,711.0	$(4,791.5)
Radio	657.8	787.4	(2,154.1)
Outdoor	404.9	351.8	260.5
Publishing	88.1	68.5	66.0
Corporate	(171.5)	(172.6)	(131.7)
Residual costs	(96.5)	(139.7)	(118.7)

Total Operating Income (Loss)	$2,621.8	$2,606.4	$(6,869.5)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2007	2006	2005

Depreciation and Amortization:
Television	$187.2	$171.5	$178.8
Radio	30.9	32.6	32.1
Outdoor	216.0	216.2	209.4
Publishing	9.1	9.5	8.6
Corporate	12.5	9.7	11.2

Total Depreciation and Amortization	$455.7	$439.5	$440.1

Year Ended December 31,	2007	2006	2005

Stock-based Compensation:
Television	$49.6	$31.1	$ 7.1
Radio	15.9	10.7	2.3
Outdoor	5.3	3.2	.6
Publishing	3.5	1.9	.5
Corporate	32.3	17.4	7.1

Total Stock-based Compensation	$106.6	$64.3	$17.6

Year Ended December 31,	2007	2006	2005

Capital Expenditures:
Television	$216.8	$216.5	$197.2
Radio	40.4	43.2	37.7
Outdoor	186.4	115.7	68.4
Publishing	12.0	5.8	4.2
Corporate	13.5	12.9	19.5

Total Capital Expenditures	$469.1	$394.1	$327.0

At December 31,	2007	2006

Total Assets:
Television	$20,410.2	$20,392.2
Radio	9,568.8	10,777.9
Outdoor	7,670.3	7,211.7
Publishing	1,094.6	1,054.6
Corporate	1,646.6	3,817.4
Discontinued operations	107.7	283.2
Eliminations	(68.0)	(28.2)

Total Assets	$40,430.2	$43,508.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Information regarding the Company's consolidated revenues by type is as follows:

Year Ended December 31,	2007	2006	2005

Revenues by Type:
Advertising sales	$10,060.9	$10,373.1	$10,415.7
Television license fees	1,382.2	1,606.8	1,277.2
Affiliate revenues	1,117.7	1,069.6	992.1
Publishing	886.1	807.0	763.6
Home entertainment	201.9	83.4	259.7
Other	424.1	380.3	404.7

Total Revenues	$14,072.9	$14,320.2	$14,113.0

        Information regarding the Company's operations by geographic area is as follows:

Year Ended December 31,	2007	2006	2005

Revenues (a):
United States	$12,350.2	$12,739.9	$12,480.6
International	1,722.7	1,580.3	1,632.4

Total Revenues	$14,072.9	$14,320.2	$14,113.0

At December 31,	2007	2006

Long-lived Assets (b):
United States	$32,622.6	$33,533.8
International	1,585.8	1,513.6

Total Long-lived Assets	$34,208.4	$35,047.4

Transactions within the Company between geographic areas are not significant.

(a)
Revenue classifications are based on customers' locations.
(b)
Reflects total assets from both continuing and discontinued operations less current assets, non-current deferred tax assets and investments.

16) OTHER ITEMS, NET

        For 2007, "Other items, net" reflected a net loss of $34.0 million principally consisting of losses associated with securitizing trade receivables of $32.0 million and a non-cash charge of $24.8 million associated with an other-than-temporary decline in the market value of one of the Company's investments, partially offset by a net pre-tax gain of $10.0 million on television and radio station divestitures, foreign exchange gains of $8.0 million and gains of $3.9 million on the sale of investments.

        For 2006, "Other items, net" reflected a net loss of $14.3 million principally consisting of losses associated with securitizing trade receivables of $31.0 million, a non-cash charge of $6.2 million associated with an other-than-temporary decline in the market value of one of the Company's investments and foreign exchange losses of $2.0 million, partially offset by a pre-tax gain of $24.6 million on radio station divestitures.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        For 2005, "Other items, net" of $4.3 million principally reflected a net gain of $86.2 million from the sale of investments and businesses, and foreign exchange gains of $9.9 million, partially offset by losses associated with securitizing trade receivables of $23.8 million and a non-cash charge of $67.9 million associated with other-than-temporary declines in the market value of certain radio investments.

17) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2007	2006	2005

Cash paid for interest, net of amounts capitalized:
Continuing operations	$516.8	$522.3	$659.6
Discontinued operations	—	—	19.8

Total	$516.8	$522.3	$679.4

Cash paid for income taxes:
Continuing operations	$524.9	$562.2	$493.4
Discontinued operations	(13.4)	142.7	989.5

Total	$511.5	$704.9	$1,482.9

Year Ended December 31,	2007	2006	2005

Non-cash investing and financing activities
Non-cash purchase of Company common stock (Note 2)	$64.0	$—	$—
Equipment acquired under capitalized leases for:
Continuing operations	$9.6	$.1	$18.6
Discontinued operations	—	—	93.6

Total	$9.6	$.1	$112.2

Year Ended December 31, 2006

Acquisition of CSTV Networks:
Fair value of assets acquired	$350.3
Fair value of liabilities assumed	(30.3)
Cash paid, net of cash acquired	(47.3)

Impact on stockholders' equity	$272.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except per share amounts)

18) QUARTERLY FINANCIAL DATA (unaudited):

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues:
Television	$2,573.0	$2,163.0	$2,077.6	$2,460.5	$9,274.1
Radio	397.5	463.4	445.7	447.1	1,753.7
Outdoor	462.3	554.2	552.2	618.6	2,187.3
Publishing	229.3	200.3	214.2	242.3	886.1
Eliminations	(4.3)	(6.0)	(8.3)	(9.7)	(28.3)

Total Revenues	$3,657.8	$3,374.9	$3,281.4	$3,758.8	$14,072.9

Segment OIBDA:
Television	$399.0	$549.5	$476.1	$501.6	$1,926.2
Radio	164.4	187.3	169.6	167.4	688.7
Outdoor	100.2	168.3	153.5	198.9	620.9
Publishing	23.8	20.1	23.8	29.5	97.2
Corporate	(26.8)	(41.6)	(41.3)	(49.3)	(159.0)
Residual costs	(24.1)	(24.2)	(24.1)	(24.1)	(96.5)
Depreciation and amortization	(115.2)	(109.5)	(111.8)	(119.2)	(455.7)

Total Operating Income	$521.3	$749.9	$645.8	$704.8	$2,621.8

Operating Income:
Television	$350.1	$506.1	$430.9	$451.9	$1,739.0
Radio	156.8	179.4	162.0	159.6	657.8
Outdoor	47.0	115.3	99.8	142.8	404.9
Publishing	21.4	18.1	21.6	27.0	88.1
Corporate	(29.9)	(44.8)	(44.4)	(52.4)	(171.5)
Residual costs	(24.1)	(24.2)	(24.1)	(24.1)	(96.5)

Total Operating Income	$521.3	$749.9	$645.8	$704.8	$2,621.8

Net earnings from continuing operations	$213.5	$404.0	$340.2	$273.1	$1,230.8
Net earnings	$213.5	$404.0	$343.3	$286.2	$1,247.0

Basic earnings per common share:
Net earnings from continuing operations	$.28	$.56	$.48	$.41	$1.72
Net earnings	$.28	$.56	$.49	$.43	$1.75
Diluted earnings per common share:
Net earnings from continuing operations	$.28	$.55	$.48	$.40	$1.70
Net earnings	$.28	$.55	$.48	$.42	$1.73
Weighted average number of common shares outstanding:
Basic	756.7	720.8	707.1	671.7	713.8
Diluted	765.1	729.4	715.4	678.8	721.9

Dividends per common share	$.22	$.22	$.25	$.25	$.94

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except per share amounts)

2006 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)	Total Year

Revenues:
Television	$2,515.7	$2,259.8	$2,150.6	$2,561.0	$9,487.1
Radio	434.5	519.1	508.1	498.2	1,959.9
Outdoor	452.2	534.4	536.2	580.6	2,103.4
Publishing	181.1	176.0	197.4	252.5	807.0
Eliminations	(8.1)	(6.2)	(13.5)	(9.4)	(37.2)

Total Revenues	$3,575.4	$3,483.1	$3,378.8	$3,882.9	$14,320.2

Segment OIBDA before Impairment Charge:
Television	$423.7	$535.4	$457.1	$531.5	$1,947.7
Radio	170.6	227.9	210.2	211.3	820.0
Outdoor	99.1	160.0	142.1	166.8	568.0
Publishing	5.8	10.6	22.7	38.9	78.0
Corporate	(27.7)	(39.7)	(41.3)	(54.2)	(162.9)
Residual costs	(35.3)	(35.3)	(34.9)	(34.2)	(139.7)
Impairment charge	—	—	—	(65.2)	(65.2)
Depreciation and amortization	(108.0)	(108.6)	(109.5)	(113.4)	(439.5)

Total Operating Income	$528.2	$750.3	$646.4	$681.5	$2,606.4

Operating Income:
Television	$382.8	$491.9	$414.4	$421.9	$1,711.0
Radio	162.6	219.6	201.7	203.5	787.4
Outdoor	44.5	107.9	88.5	110.9	351.8
Publishing	3.7	8.2	20.3	36.3	68.5
Corporate	(30.1)	(42.0)	(43.6)	(56.9)	(172.6)
Residual costs	(35.3)	(35.3)	(34.9)	(34.2)	(139.7)

Total Operating Income	$528.2	$750.3	$646.4	$681.5	$2,606.4

Net earnings from continuing operations	$234.5	$489.8	$323.6	$335.0	$1,382.9
Net earnings	$226.9	$781.7	$316.9	$335.0	$1,660.5

Basic earnings per common share:
Net earnings from continuing operations	$.31	$.64	$.42	$.44	$1.81
Net earnings	$.30	$1.02	$.41	$.44	$2.17
Diluted earnings per common share:
Net earnings from continuing operations	$.31	$.64	$.42	$.43	$1.79
Net earnings	$.30	$1.02	$.41	$.43	$2.15
Weighted average number of common shares outstanding:
Basic	762.8	764.6	766.0	767.4	765.2
Diluted	766.7	769.6	774.2	776.4	771.8

Dividends per common share	$.16	$.18	$.20	$.20	$.74

(a)
On June 30, 2006, CBS Corp. sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion. As a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements for all periods presented.

(b)
The Company recorded a non-cash impairment charge of $65.2 million in the Television segment to reduce the carrying value of the allocated goodwill for certain television stations to be disposed. The Company completed the sale of these television stations on January 10, 2008 (See Note 2).

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

19) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s debt securities. (See Note 9) The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Year Ended December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$158.7	$65.2	$13,849.0	$—	$14,072.9

Expenses:
Operating	80.2	43.2	8,205.9	—	8,329.3
Selling, general and administrative	133.7	184.8	2,347.6	—	2,666.1
Depreciation and amortization	5.6	4.6	445.5	—	455.7

Total expenses	219.5	232.6	10,999.0	—	11,451.1

Operating income (loss)	(60.8)	(167.4)	2,850.0	—	2,621.8
Interest (expense) income, net	(605.5)	(275.0)	425.7	—	(454.8)
Other items, net	(33.0)	5.0	(6.0)	—	(34.0)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of investee companies and minority interest	(699.3)	(437.4)	3,269.7	—	2,133.0
Benefit (provision) for income taxes	276.6	173.0	(1,271.1)	—	(821.5)
Equity in earnings (loss) of investee companies, net of tax	1,669.7	714.7	(71.4)	(2,393.6)	(80.6)
Minority interest, net of tax	—	—	(.1)	—	(.1)

Net earnings from continuing operations	1,247.0	450.3	1,927.1	(2,393.6)	1,230.8
Net earnings from discontinued operations	—	16.2	—	—	16.2

Net earnings	$1,247.0	$466.5	$1,927.1	$(2,393.6)	$1,247.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2006
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$166.5	$63.3	$14,090.4	$—	$14,320.2

Expenses:
Operating	80.2	39.4	8,305.2	—	8,424.8
Selling, general and administrative	178.0	196.8	2,409.5	—	2,784.3
Impairment charge	—	—	65.2	—	65.2
Depreciation and amortization	5.3	3.2	431.0	—	439.5

Total expenses	263.5	239.4	11,210.9	—	11,713.8

Operating income (loss)	(97.0)	(176.1)	2,879.5	—	2,606.4
Interest (expense) income, net	(610.1)	(286.7)	443.4	—	(453.4)
Loss on early extinguishment of debt	(6.0)	—	—	—	(6.0)
Other items, net	(34.8)	5.0	15.5	—	(14.3)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of investee companies and minority interest	(747.9)	(457.8)	3,338.4	—	2,132.7
Benefit (provision) for income taxes	295.8	181.1	(1,129.1)	—	(652.2)
Equity in earnings (loss) of investee companies, net of tax	2,112.6	609.8	(96.0)	(2,723.4)	(97.0)
Minority interest, net of tax	—	—	(.6)	—	(.6)

Net earnings from continuing operations	1,660.5	333.1	2,112.7	(2,723.4)	1,382.9
Net earnings (loss) from discontinued operations	—	295.3	(17.7)	—	277.6

Net earnings	$1,660.5	$628.4	$2,095.0	$(2,723.4)	$1,660.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2005
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$185.8	$64.3	$13,862.9	$—	$14,113.0

Expenses:
Operating	88.8	43.8	8,245.7	—	8,378.3
Selling, general and administrative	155.6	151.5	2,372.6	—	2,679.7
Impairment charge	—	—	9,484.4	—	9,484.4
Depreciation and amortization	5.0	5.8	429.3	—	440.1

Total expenses	249.4	201.1	20,532.0	—	20,982.5

Operating loss	(63.6)	(136.8)	(6,669.1)	—	(6,869.5)
Interest (expense) income, net	(812.4)	(193.9)	307.1	—	(699.2)
Other items, net	51.9	(2.0)	41.4	(87.0)	4.3

Loss from continuing operations before income taxes, equity in earnings (loss) of investee companies and minority interest	(824.1)	(332.7)	(6,320.6)	(87.0)	(7,564.4)
Benefit (provision) for income taxes	328.8	132.7	(1,255.7)	—	(794.2)
Equity in earnings (loss) of investee companies, net of tax	(6,664.9)	(637.1)	1.0	7,299.5	(1.5)
Minority interest, net of tax	—	—	(.5)	—	(.5)

Net loss from continuing operations	(7,160.2)	(837.1)	(7,575.8)	7,212.5	(8,360.6)
Net earnings (loss) from discontinued operations	71.1	2,082.3	(900.3)	18.4	1,271.5

Net earnings (loss)	$(7,089.1)	$1,245.2	$(8,476.1)	$7,230.9	$(7,089.1)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$732.9	$.8	$613.2	$—	$1,346.9
Receivables, net	34.9	26.6	2,616.5	—	2,678.0
Programming and other inventory	5.4	8.6	957.9	—	971.9
Prepaid expenses and other current assets	81.5	75.8	927.8	(51.0)	1,034.1

Total current assets	854.7	111.8	5,115.4	(51.0)	6,030.9

Property and equipment	43.0	44.8	4,595.6	—	4,683.4
Less accumulated depreciation and amortization	8.7	20.1	1,733.1	—	1,761.9

Net property and equipment	34.3	24.7	2,862.5	—	2,921.5

Programming and other inventory	4.4	46.9	1,497.2	—	1,548.5
Goodwill	100.3	63.0	18,288.7	—	18,452.0
Intangible assets	641.2	—	9,440.1	—	10,081.3
Investments in consolidated subsidiaries	43,816.1	4,689.6	—	(48,505.7)	—
Other assets	116.2	50.5	1,229.3	—	1,396.0

Total Assets	$45,567.2	$4,986.5	$38,433.2	$(48,556.7)	$40,430.2

Liabilities and Stockholders' Equity
Accounts payable	$1.5	$4.2	$346.6	$—	$352.3
Participants' share and royalties payable	—	15.6	596.9	—	612.5
Program rights	5.3	9.0	995.4	—	1,009.7
Current portion of long-term debt	—	—	19.1	—	19.1
Accrued expenses and other	489.3	274.5	1,698.7	(51.5)	2,411.0

Total current liabilities	496.1	303.3	3,656.7	(51.5)	4,404.6

Long-term debt	6,868.3	—	200.3	—	7,068.6
Other liabilities	1,738.1	1,731.4	4,013.8	(.2)	7,483.1
Intercompany payables	10,283.0	(6,671.5)	(8,721.0)	5,109.5	—
Minority interest	—	—	1.5	—	1.5
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,089.6	—	61,434.8	(61,434.8)	44,089.6
Retained earnings (deficit)	(14,215.5)	9,831.5	(19,021.4)	4,480.6	(18,924.8)
Accumulated other comprehensive income (loss)	10.1	.1	404.3	(404.4)	10.1

	29,885.0	9,954.4	44,081.8	(58,745.5)	25,175.7
Less treasury stock, at cost	3,703.3	331.1	4,799.9	(5,131.0)	3,703.3

Total Stockholders' Equity	26,181.7	9,623.3	39,281.9	(53,614.5)	21,472.4

Total Liabilities and Stockholders' Equity	$45,567.2	$4,986.5	$38,433.2	$(48,556.7)	$40,430.2

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(600.4)	$(155.8)	$2,941.4	$—	$2,185.2

Investing activities:
Acquisitions, net of cash acquired	(351.6)	—	(58.4)	—	(410.0)
Capital expenditures	—	(13.5)	(455.6)	—	(469.1)
Investments in and advances to investee companies	(4.6)	—	(37.7)	—	(42.3)
Proceeds from dispositions	—	—	562.2	—	562.2
Proceeds from the sale of investments	6.9	—	42.1	—	49.0
Net receipts from Viacom Inc. related to the Separation	170.0	—	2.5	—	172.5
Other, net	(1.6)	—	4.2	—	2.6

Net cash flow (used for) provided by investing activities	(180.9)	(13.5)	59.3	—	(135.1)

Financing activities:
Borrowings from banks, including commercial paper, net	—	—	1.7	—	1.7
Proceeds from issuance of notes	678.0	—	—	—	678.0
Repayment of notes and debentures	(660.0)	—	—	—	(660.0)
Payment of capital lease obligations	—	—	(16.8)	—	(16.8)
Purchase of Company common stock	(1,950.7)	—	(1,400.6)	—	(3,351.3)
Dividends	(640.3)	—	—	—	(640.3)
Proceeds from exercise of stock options	201.7	—	—	—	201.7
Excess tax benefits from stock-based compensation	8.9	—	—	—	8.9
Increase (decrease) in intercompany payables	2,332.8	169.6	(2,502.4)	—	—
Other, net	—	—	.3	—	.3

Net cash flow (used for) provided by financing activities	(29.6)	169.6	(3,917.8)	—	(3,777.8)

Net (decrease) increase in cash and cash equivalents	(810.9)	.3	(917.1)	—	(1,727.7)
Cash and cash equivalents at beginning of year	1,543.8	.5	1,530.3	—	3,074.6

Cash and cash equivalents at end of year	$732.9	$.8	$613.2	$—	$1,346.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2006
			Non- Guarantor Affiliates
		CBS Operations Inc.			CBS Corp. Consolidated
	CBS Corp.			Eliminations

Net cash flow (used for) provided by operating activities	$(1,127.0)	$(295.4)	$3,310.8	$—	$1,888.4

Investing activities:
Acquisitions, net of cash acquired	(47.3)	—	(50.6)	—	(97.9)
Capital expenditures	—	(12.9)	(381.2)	—	(394.1)
Investments in and advances to investee companies	(3.0)	—	(107.0)	—	(110.0)
Proceeds from dispositions	—	1,077.1	307.5	—	1,384.6
Proceeds from sale of investments	1.3	.3	.9	—	2.5
Net receipts from Viacom Inc. related to the Separation	35.7	—	29.9	—	65.6
Other, net	(1.2)	—	—	—	(1.2)

Net cash flow (used for) provided by investing activities from continuing operations	(14.5)	1,064.5	(200.5)	—	849.5

Net cash flow from investing activities from discontinued operations	—	—	(34.5)	—	(34.5)

Net cash flow (used for) provided by investing activities	(14.5)	1,064.5	(235.0)	—	815.0

Financing activities:
Repayments to banks, including commercial paper, net	—	—	(4.8)	—	(4.8)
Repayment of notes and debentures	(832.0)	—	—	—	(832.0)
Payment of capital lease obligations	—	—	(14.7)	—	(14.7)
Purchase of Company common stock	(6.2)	—	—	—	(6.2)
Dividends	(519.1)	—	—	—	(519.1)
Proceeds from exercise of stock options	91.1	—	—	—	91.1
Excess tax benefits from stock-based compensation	1.6	—	—	—	1.6
Increase (decrease) in intercompany payables	2,796.9	(768.6)	(2,028.3)	—	—

Net cash flow provided by (used for) financing activities	1,532.3	(768.6)	(2,047.8)	—	(1,284.1)

Net increase in cash and cash equivalents	390.8	.5	1,028.0	—	1,419.3
Cash and cash equivalents in beginning of year	1,153.0	—	502.3	—	1,655.3

Cash and cash equivalents at end of year	$1,543.8	$.5	$1,530.3	$—	$3,074.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2005
			Non- Guarantor Affiliates
		CBS Operations Inc.			CBS Corp. Consolidated
	CBS Corp.			Eliminations

Net cash flow (used for) provided by operating activities	$(1,569.0)	$2,345.7	$2,760.3	$—	$3,537.0

Investing activities:
Acquisitions, net of cash acquired	—	—	(462.9)	—	(462.9)
Capital expenditures	—	(19.6)	(307.4)	—	(327.0)
Investments in and advances to investee companies	(1.0)	—	(28.5)	—	(29.5)
Proceeds from dispositions	—	—	279.6	—	279.6
Proceeds from sale of investments	102.1	7.7	13.6	—	123.4
Net receipts from Viacom Inc. related to the Separation	5,400.0	—	—	—	5,400.0
Other, net	(.2)	—	(1.9)	—	(2.1)

Net cash flow provided by (used for) investing activities from continuing operations	5,500.9	(11.9)	(507.5)	—	4,981.5

Net cash flow from investing activities from discontinued operations	—	(320.2)	106.5	—	(213.7)

Net cash flow provided by (used for) investing activities	5,500.9	(332.1)	(401.0)	—	4,767.8

Financing activities:
(Repayments to) proceeds from banks, including commercial paper, net	(3.2)	—	1.6	—	(1.6)
Repayment of notes and debentures	(1,423.4)	—	(16.9)	—	(1,440.3)
Payment of capital lease obligations	—	—	(13.5)	—	(13.5)
Purchase of Company common stock	(5,562.6)	—	—	—	(5,562.6)
Dividends	(451.3)	—	—	—	(451.3)
Proceeds from exercise of stock options	317.5	—	—	—	317.5
Increase (decrease) in intercompany payables	4,014.6	(1,928.9)	(2,085.7)	—	—

Net cash flow used for financing activities from continuing operations	(3,108.4)	(1,928.9)	(2,114.5)	—	(7,151.8)

Net cash flow from financing activities from discontinued operations	(239.7)	(95.9)	(90.3)	—	(425.9)

Net cash flow used for financing activities	(3,348.1)	(2,024.8)	(2,204.8)	—	(7,577.7)

Net increase (decrease) in cash and cash equivalents	583.8	(11.2)	154.5	—	727.1
Cash and cash equivalents at beginning of year	569.2	11.2	347.8	—	928.2

Cash and cash equivalents at end of year	$1,153.0	$—	$502.3	$—	$1,655.3

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

        Management's Report on Internal Control Over Financial Reporting is incorporated herein by reference to Item 8 on page II-36 of this report.

Item 9B. Other Information.

        None

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

        The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2008 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

        The information required by this item with respect to the Company's executive officers is (i) contained in the Proxy Statement under the headings "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" and (ii) included in Part I of this Form 10-K under the caption "Executive Officers of the Company," which information is incorporated herein by reference.

Item 11. Executive Compensation.

        The information required by this item is contained in the Proxy Statement under the headings "CBS Corporation's Board of Directors," "Director Compensation," "Executive Compensation," "Compensation Discussion and Analysis" and "Compensation Committee Report," which information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is contained in the Proxy Statement under the headings "Related Person Transactions" and "CBS Corporation's Board of Directors," which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

        The information required by this item is contained in the Proxy Statement under the heading "Fees for Services Provided by the Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

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

Date: February 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Leslie Moonves Leslie Moonves	President Chief Executive Officer Director	February 28, 2008
/s/ Fredric G. Reynolds Fredric G. Reynolds	Executive Vice President Chief Financial Officer	February 28, 2008
/s/ Susan C. Gordon Susan C. Gordon	Senior Vice President Controller Chief Accounting Officer	February 28, 2008
* David R. Andelman	Director	February 28, 2008
* Joseph A. Califano, Jr.	Director	February 28, 2008
* William S. Cohen	Director	February 28, 2008
* Gary L. Countryman	Director	February 28, 2008
* Charles K. Gifford	Director	February 28, 2008
* Leonard Goldberg	Director	February 28, 2008

* Bruce S. Gordon	Director	February 28, 2008
* Linda M. Griego	Director	February 28, 2008
* Arnold Kopelson	Director	February 28, 2008
* Doug Morris	Director	February 28, 2008
* Shari Redstone	Director	February 28, 2008
* Sumner M. Redstone	Director	February 28, 2008
* Frederic V. Salerno	Director	February 28, 2008
*By:	/s/ Louis J. Briskman Louis J. Briskman Attorney-in-Fact for Directors	February 28, 2008

INDEX TO EXHIBITS
ITEM 15(b)

Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
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
(3)		Articles of Incorporation and Bylaws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
(b)
Amended and Restated Bylaws of CBS Corporation effective November 1, 2007 (incorporated by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2007) (File No. 001-09553).
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
(c)
CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated through May 25, 2006) (incorporated by reference to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2006) (File No. 001- 09553).*
(i)
Form of Certificate and Terms and Conditions for Stock Options under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(ii)
Form of Certificate and Terms and Conditions for Performance-Based Restricted Shares under the CBS Corporation 2004 Long-Term Management Incentive Plan granted in connection with the Voluntary Exchange Offer (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006) (File No. 001-09553).*
(iii)
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(iv)
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001- 09553).*
		(v)	Form of Terms and Conditions for Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan (filed herewith).*
		(vi)	Form of Terms and Conditions for Performance-Based Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan granted in 2007 (filed herewith).*
(vii)
Form of Deferral Elections for Performance-Based Restricted Share Units under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(viii)
Form of Deferral Elections for Performance-Based Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(d)	CBS Corporation Senior Executive Short-Term Incentive Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).*
(e)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).*
(f)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).*
(g)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).*
	(h)	Summary of CBS Corporation Compensation for Outside Directors (filed herewith).*
(i)
Former Viacom Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(j)
CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).*
(i)
Form of Election Form for CBS Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Former Viacom filed December 15, 2004) (File No. 001-09533).*
(k)
CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through May 25, 2006) (incorporated by reference to Annex C to CBS Corporation's Proxy Statement dated April 14, 2006) (File No. 001- 09553).*
(l)
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through November 1, 2007) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2007) (File No. 001-09553).*
(m)
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

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(n)	Employment Agreement dated October 15, 2007 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 19, 2007) (File No. 001-09553).*
(o)
Employment Agreement dated September 6, 2005 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of Former Viacom filed November 23, 2005) (File No. 333-128821).*
(p)
Employment Agreement dated as of March 1, 2007 between CBS Corporation and Susan C. Gordon (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed April 4, 2007) (File No. 001-09553).*
(q)
Employment Agreement dated August 15, 2005 between CBS Corporation and Fredric G. Reynolds (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Former Viacom filed November 23, 2005) (File No. 333-128821).*
	(r)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
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
Agreement dated March 2, 1999 between former CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10(r) to the Quarterly Report on Form 10-Q of CBS for the quarter ended March 31, 1999) (File No. 001-00977).*
(vi)
Westinghouse Executive Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(w)(x) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(s)	Infinity Broadcasting Corporation ("Infinity") Stock Plan for Directors assumed by Former Viacom after the merger with Infinity (effective as of February 24, 2000) (incorporated by reference to Exhibit 10(aa)(ii) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(t)
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
(u)
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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

        The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

Reference (Page/s)
Item 15(a)(1) Financial Statements:
1.	Management's Report on Internal Control Over Financial Reporting	II-36
2.	Report of Independent Registered Public Accounting Firm	II-37
3.	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	II-38
4.	Consolidated Balance Sheets at December 31, 2007 and 2006	II-39
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	II-40
6.	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005	II-41
7.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	II-42
8.	Notes to Consolidated Financial Statements	II-43 – II-91
Item 15(a)(2) Financial Statement Schedule:
	II. Valuation and qualifying accounts	F-2

        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

F-1

CBS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2007	$152.6	$—	$29.4	$1.7	$42.4	$141.3
Year ended December 31, 2006	$147.2	$—	$39.9	$2.0	$36.5	$152.6
Year ended December 31, 2005	$152.3	$—	$33.7	$1.1	$39.9	$147.2
Valuation allowance on deferred tax assets:
Year ended December 31, 2007	$139.1	$—	$—	$—	$12.5	$126.6
Year ended December 31, 2006	$127.7	$—	$11.4	$—	$—	$139.1
Year ended December 31, 2005	$198.8	$—	$6.1	$—	$77.2	$127.7
Reserves for inventory obsolescence:
Year ended December 31, 2007	$22.8	$—	$15.4	$—	$20.0	$18.2
Year ended December 31, 2006	$24.8	$—	$14.4	$—	$16.4	$22.8
Year ended December 31, 2005	$22.7	$—	$11.4	$—	$9.3	$24.8

F-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
Television Stations
Radio Stations, Television Stations and Outdoor Advertising Displays
Risks Related to the Separation
PART II
Total Cumulative Stockholder Return For Five-Year Period Ending December 31, 2007
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
PART IV
SIGNATURES
INDEX TO EXHIBITS ITEM 15(b)
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
CBS CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in millions)