Form 10-Q
period 2008-03-31
CBS CORP
filed 2008-05-02
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-09553

CBS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2949533 (IRS Employer Identification No.)
51 W. 52nd Street, New York, New York (Address of principal executive offices)	10019 (Zip Code)
(212) 975-4321 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of common stock outstanding at April 30, 2008:

                Class A Common Stock, par value $.001 per share—58,571,923

                Class B Common Stock, par value $.001 per share—622,446,395

CBS CORPORATION
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2008		2007

Revenues		$3,654.1		$3,657.8

Expenses:
Operating		2,386.3		2,395.8
Selling, general and administrative		580.9		625.5
Restructuring charges		44.9		—
Depreciation and amortization		117.8		115.2

Total expenses		3,129.9		3,136.5

Operating income		524.2		521.3
Interest expense		(138.7)		(139.8)
Interest income		17.6		39.3
Other items, net		(.2)		(1.5)

Earnings before income taxes, equity in loss of investee companies and minority interest		402.9		419.3
Provision for income taxes		(151.3)		(204.2)
Equity in loss of investee companies, net of tax		(7.2)		(1.9)
Minority interest, net of tax		(.1)		.3

Net earnings		$244.3		$213.5

Basic net earnings per common share		$.37		$.28
Diluted net earnings per common share	$	..36	$	..28
Weighted average number of common shares outstanding:
Basic		667.9		756.7
Diluted		673.8		765.1
Dividends per common share	$	..25	$	..22

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2008	At December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$2,258.9	$1,346.9
Receivables, less allowances of $138.2 (2008) and $141.3 (2007)	2,923.0	2,678.0
Programming and other inventory (Note 5)	750.0	971.9
Deferred income tax assets, net	275.2	273.7
Prepaid expenses and other current assets	772.2	751.3
Current assets of discontinued operations	12.5	9.1

Total current assets	6,991.8	6,030.9

Property and equipment:
Land	336.3	334.6
Buildings	672.6	647.7
Capital leases	215.7	215.7
Advertising structures	1,838.4	1,808.9
Equipment and other	1,636.7	1,676.5

	4,699.7	4,683.4
Less accumulated depreciation and amortization	1,806.7	1,761.9

Net property and equipment	2,893.0	2,921.5

Programming and other inventory (Note 5)	1,267.9	1,548.5
Goodwill (Note 4)	18,480.6	18,452.0
Intangible assets (Note 4)	9,961.0	10,081.3
Other assets	1,342.7	1,297.4
Assets of discontinued operations	94.3	98.6

Total Assets	$41,031.3	$40,430.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$328.1	$352.3
Accrued compensation	242.2	401.5
Participants' share and royalties payable	928.3	612.5
Program rights	1,002.6	1,009.7
Deferred revenue	506.5	378.8
Income taxes payable	83.4	39.6
Current portion of long-term debt (Note 7)	14.6	19.1
Accrued expenses and other current liabilities	1,611.6	1,574.0
Current liabilities of discontinued operations	19.6	17.1

Total current liabilities	4,736.9	4,404.6

Long-term debt (Note 7)	7,112.0	7,068.6
Pension and postretirement benefit obligations	1,708.7	1,695.9
Deferred income tax liabilities, net	2,011.9	1,947.2
Other liabilities	3,494.6	3,534.2
Liabilities of discontinued operations	298.5	305.8
Commitments and contingencies (Note 11)
Minority interest	1.7	1.5
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 58.6 (2008) and 59.5 (2007) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 730.3 (2008) and 727.1 (2007) shares issued	.7	.7
Additional paid-in capital	43,957.9	44,089.6
Accumulated deficit	(18,680.5)	(18,924.8)
Accumulated other comprehensive income (Note 1)	82.2	10.1

	25,360.4	25,175.7
Less treasury stock, at cost; 120.3 (2008) and 114.7 (2007) Class B Shares	3,693.4	3,703.3

Total Stockholders' Equity	21,667.0	21,472.4

Total Liabilities and Stockholders' Equity	$41,031.3	$40,430.2

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2008	2007

Operating Activities:
Net earnings	$244.3	$213.5
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	117.8	115.2
Stock-based compensation	33.1	21.0
Equity in loss of investee companies, net of distributions	7.2	5.7
Minority interest, net of tax	.1	(.3)
Change in assets and liabilities, net of effects of acquisitions	624.3	492.9

Net cash flow provided by operating activities	1,026.8	848.0

Investing Activities:
Acquisitions, net of cash acquired	(48.4)	(28.1)
Capital expenditures	(88.8)	(95.1)
Investments in and advances to investee companies	(1.1)	(31.1)
Purchases of marketable securities	(12.6)	—
Proceeds from sales of marketable securities	4.7	—
Proceeds from dispositions	189.5	243.7
Net receipts from Viacom Inc. related to the Separation	6.7	188.5
Other, net	(7.4)	—

Net cash flow provided by investing activities	42.6	277.9

Financing Activities:
Borrowings from (repayments to) banks, net	(3.7)	2.3
Payment of capital lease obligations	(5.0)	(4.2)
Proceeds from issuance of notes	—	678.0
Purchase of Company common stock	(11.9)	(1,422.1)
Dividends	(168.8)	(153.9)
Proceeds from exercise of stock options	30.4	75.6
Excess tax benefits from stock-based compensation	1.6	2.4

Net cash flow used for financing activities	(157.4)	(821.9)

Net increase in cash and cash equivalents	912.0	304.0
Cash and cash equivalents at beginning of period	1,346.9	3,074.6

Cash and cash equivalents at end of period	$2,258.9	$3,378.6

Supplemental disclosure of cash flow information
Cash paid for interest	$171.6	$167.3
Cash paid for income taxes	$47.5	$41.3

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television, comprised of the CBS Television Network, television stations, and its television production and syndication operations; Showtime Networks; and CBS College Sports Network), Radio (CBS Radio), Outdoor (CBS Outdoor) and Publishing (Simon & Schuster).

Basis of Presentation—The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2008 and 2007, respectively, stock options to purchase 37.1 million and 20.1 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(in millions)	2008	2007

Weighted average shares for basic EPS	667.9	756.7
Dilutive effect of shares issuable under stock-based compensation plans	5.9	8.4

Weighted average shares for diluted EPS	673.8	765.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended March 31,
	2008	2007

Net earnings	$244.3	$213.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	69.2	15.9
Net actuarial losses and prior service costs	4.3	5.3
Net unrealized loss on securities	(1.4)	—
Change in fair value of cash flow hedges	—	.2

Total comprehensive income	$316.4	$234.9

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the three months ended March 31, 2008 and 2007, the Company recorded dividends of $171.2 million and $162.6 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards—Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company's consolidated financial statements. See Note 13 for additional information.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any effect on the Company's consolidated financial statements as the Company did not elect any eligible items for fair value measurement.

Recent Pronouncements—In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161") effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("SFAS 160") effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial statements.

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007

RSUs, PSUs and restricted shares	$30.2	$19.0
Stock options and equivalents	2.9	2.0

Stock-based compensation expense, before income taxes	33.1	21.0
Tax benefit	(13.1)	(8.3)

Stock-based compensation expense, net of tax	$20.0	$12.7

During the first quarter of 2008, the Company granted 3.7 million RSUs with a weighted-average per unit grant date fair value of $23.97. RSU grants during the first quarter of 2008 generally vest over a three- to four-year service period. Certain RSU awards are also subject to satisfying performance conditions. During the first quarter of 2008, the Company also granted ..2 million PSUs with an aggregate grant date fair value of $7.3 million. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on a one-year measurement period or the achievement of established operating performance goals. During the first quarter of 2008, the Company also granted 2.3 million stock options with a weighted-average exercise price of $23.99. Stock option grants during 2008 generally vest over a three-to four-year service period.

Total unrecognized compensation cost related to non-vested RSUs, PSUs and restricted shares at March 31, 2008 was $237.0 million, which is expected to be expensed over a weighted-average period of 2.7 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at March 31, 2008 was $48.6 million, which is expected to be expensed over a weighted-average period of 3.2 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) DISPOSITIONS

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185 million.

4) GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the three months ended March 31, 2008 were as follows:

	At December 31, 2007	Dispositions	Other (a)	At March 31, 2008

Television	$8,947.7	$(35.2)	$—	$8,912.5
Radio	4,334.4	—	—	4,334.4
Outdoor	4,753.4	—	63.9	4,817.3
Publishing	416.5	—	(.1)	416.4

Total	$18,452.0	$(35.2)	$63.8	$18,480.6

    (a) Primarily includes foreign currency translation adjustments.

The Company's intangible assets and related accumulated amortization were as follows:

At March 31, 2008	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$858.9	$(441.2)	$417.7
Franchise agreements	516.6	(223.7)	292.9
Other intangible assets	272.4	(149.1)	123.3

Total intangible assets subject to amortization	1,647.9	(814.0)	833.9
FCC licenses	9,127.1	—	9,127.1

Total intangible assets	$10,775.0	$(814.0)	$9,961.0

At December 31, 2007	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$854.9	$(426.1)	$428.8
Franchise agreements	516.8	(216.0)	300.8
Other intangible assets	278.4	(151.2)	127.2

Total intangible assets subject to amortization	1,650.1	(793.3)	856.8
FCC licenses	9,224.5	—	9,224.5

Total intangible assets	$10,874.6	$(793.3)	$10,081.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Amortization expense was $25.6 million and $23.0 million for the three months ended March 31, 2008 and 2007, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2008 through 2012, to be as follows:

	2008	2009	2010	2011	2012

Amortization expense	$101.1	$100.1	$94.7	$83.2	$66.0

5) PROGRAMMING AND OTHER INVENTORY

	At March 31, 2008	At December 31, 2007

Program rights	$1,548.3	$1,987.4
Television programming:
Released (including acquired libraries)	368.4	405.8
In process and other	8.3	31.2
Publishing, primarily finished goods	91.7	95.0
Other	1.2	1.0

Total programming and other inventory	2,017.9	2,520.4
Less current portion	750.0	971.9

Total noncurrent programming and other inventory	$1,267.9	$1,548.5

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At March 31, 2008, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 80% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $46.1 million and $23.0 million for the three months ended March 31, 2008 and 2007, respectively.

CBS Corp., through Showtime Networks, pays license fees to Viacom Inc., primarily Paramount Pictures, for motion picture programming. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total amounts from these transactions were $3.8 million and $47.0 million for the three months ended March 31, 2008 and 2007, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At March 31, 2008	At December 31, 2007

Amounts due from Viacom Inc.
Receivables	$102.4	$114.8
Other assets (Receivables, noncurrent)	182.6	207.3

Total amounts due from Viacom Inc.	$285.0	$322.1

Amounts due to Viacom Inc.
Accounts payable	$7.1	$4.7
Program rights	91.0	74.3
Other liabilities (Program rights, noncurrent)	25.4	24.3

Total amounts due to Viacom Inc.	$123.5	$103.3

Other Related Parties    The Company owns approximately 16% of Westwood One, Inc. ("Westwood One"). The termination, modification and/or extension of agreements entered into by Westwood One and CBS Radio on October 2, 2007 became effective at a closing on March 3, 2008. The new agreements include an amended and restated Technical Services Agreement, News Programming Agreement, Trademark License Agreement and affiliation agreements. Pursuant to the affiliation agreements, certain of the Company's radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. As of March 3, 2008, the previous Representation Agreement and Management Agreement between the parties were terminated resulting in the termination of the Company's management role with Westwood One, the relinquishment of any representation on the Westwood One board of directors and termination of the Company's outstanding warrants to acquire shares of Westwood One common stock, which were out-of-the-money. CBS Television also has arrangements to provide news and sports programming to Westwood One. The Company's revenues from Westwood One were $27.2 million and $18.3 million for the three months ended March 31, 2008 and 2007, respectively.

Prior to March 3, 2008, the Company accounted for its investment in Westwood One under the equity method of accounting. As a result of the new agreements, the Company's investment in Westwood One, totaling $33.6 million at March 31, 2008, is being accounted for as an investment pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", with any unrealized gains or losses recorded within other comprehensive income (loss). During the three months ended March 31, 2008, unrealized losses of $.8 million were recorded in other comprehensive loss relating to the Company's investment in Westwood One.

The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $13.7 million and $32.9 million for the three months ended March 31, 2008 and 2007, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt.

	At March 31, 2008	At December 31, 2007

Notes payable to banks	$2.3	$5.3
Senior debt (4.625% – 8.875% due 2010 – 2056) (a)	7,063.4	7,015.7
Other notes	—	.8
Obligations under capital leases	103.9	108.9

Total debt	7,169.6	7,130.7
Less discontinued operations debt (b)	43.0	43.0

Total debt from continuing operations	7,126.6	7,087.7
Less current portion	14.6	19.1

Total long-term debt from continuing operations, net of current portion	$7,112.0	$7,068.6

    (a)  As of March 31, 2008 and December 31, 2007, the senior debt balances included (i) a net unamortized premium of $25.5 million and $26.2 million, respectively, and (ii) a change in the carrying value of the debt relating to fair value hedges of $43.4 million and $(5.0) million, respectively.

    (b)  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

Credit Facility

As of March 31, 2008, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At March 31, 2008, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of March 31, 2008, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.81 billion.

Accounts Receivable Securitization Program

As of March 31, 2008, the Company had $550.0 million outstanding under its revolving accounts receivable securitization program. The program results in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheet. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of March 31, 2008, the Company was in compliance with the required ratios under the receivable securitization program.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the three months ended March 31, 2008 and 2007, proceeds from collections of securitized accounts receivables of $681.1 million and $670.1 million, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $4.2 million and $7.7 million for the three months ended March 31, 2008 and 2007, respectively.

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits

Three Months Ended March 31,	2008	2007	2008	2007

Components of net periodic cost:
Service cost	$8.4	$8.7	$.3	$.4
Interest cost	74.9	74.4	13.6	14.9
Expected return on plan assets	(69.5)	(69.5)	—	(.1)
Amortization of actuarial loss (gain)	8.2	8.5	(1.1)	—
Amortization of prior service cost	.1	.1	(.1)	—

Net periodic cost	$22.1	$22.2	$12.7	$15.2

9) STOCKHOLDERS' EQUITY

On February 21, 2008, the Company announced a quarterly cash dividend of $.25 per share on its Class A and Class B Common Stock payable on April 1, 2008. The total dividend was $171.2 million of which $167.0 million was paid on April 1, 2008 and $4.2 million was accrued to be paid upon vesting of RSUs and restricted shares. During the first quarter of 2008, the Company paid $168.8 million for the dividend declared on November 1, 2007 and for dividend payments on RSUs that vested during the first quarter of 2008. Dividend declarations during 2008 and 2007 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 accelerated share repurchase transaction.

10) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes, equity in loss of investee companies and minority interest. The provision for income taxes was $151.3 million and $204.2 million for the three months ended March 31, 2008 and 2007, respectively. The Company's effective income tax rate was 37.6% for the first quarter of 2008 versus 48.7% for the same prior-year period. The provision for income taxes for the first quarter of 2007 included a tax provision of $43.5 million related to radio station divestitures.

The Company is currently under examination by the Internal Revenue Service ("IRS") for the years 2004 and 2005. The examination is anticipated to be completed in the next twelve months. The ultimate outcome of the IRS examination, as well as an estimate of any related change to the reserve for uncertain tax positions, can not be determined currently.

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

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2008, the outstanding letters of credit and surety bonds approximated $406.1 million and are not recorded on the Consolidated Balance Sheet.

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

In June 2007, the U.S. Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives on another broadcast network was indecent and remanded the case to the FCC. On March 17, 2008, the U.S. Supreme Court granted the FCC's petition to review the U.S. Court of Appeals for the Second Circuit's decision.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2008, the Company had pending approximately 72,870 asbestos claims, as compared with approximately 72,120 as of December 31, 2007 and approximately 72,510 as of March 31, 2007. Of the claims pending as of March 31, 2008, approximately 40,950 were pending in state courts, 28,310 in federal courts and, additionally, approximately 3,610 were third party claims pending in state courts. During the first quarter of 2008, the Company received approximately 1,600 new claims and closed or moved to an inactive docket approximately 850 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2007 and 2006 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.5 million and $5.7 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) RESTRUCTURING CHARGES

During the first quarter of 2008, the Company recorded restructuring charges of $44.9 million associated with reducing headcount in the Television and Radio segments. The restructuring charges consisted of severance costs of $34.9 million recorded in the Television segment and $10.0 million recorded in the Radio segment. As of March 31, 2008, the Company had paid $1.0 million of the Television charge and $4.4 million of the Radio charge, leaving $39.5 million of the restructuring liabilites remaining. The Company expects to substantially use these liabilities by the end of 2009.

13) FAIR VALUE MEASUREMENTS

The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS 157, which prioritizes the inputs used in measuring fair value.

	Level 1 (a)	Level 2 (b)	Level 3	Total

Assets:
Investments	$195.7	$—	$—	$195.7
Interest rate swaps	—	43.4	—	43.4

Total Assets	$195.7	$43.4	$—	$239.1

Liabilities:
Deferred compensation	$—	$117.4	$—	$117.4
Foreign currency hedges	—	2.1	—	2.1

Total Liabilities	$—	$119.5	$—	$119.5

      (a)
      Level 1 valuation is based on quoted prices for the asset in active markets.

      (b)
      Level 2 valuation is based on inputs that are observable other than quoted market prices in level 1, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities.

The fair value of investments is determined based on publicly quoted market prices in active markets. The fair value of interest rate swaps and foreign currency hedges is determined based on the present value of future cash flows using observable inputs, including interest rates, yield curves and foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

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

	Three Months Ended March 31,
	2008	2007

Revenues:
Television	$2,597.6	$2,573.0
Radio	363.5	397.5
Outdoor	496.9	462.3
Publishing	201.6	229.3
Eliminations	(5.5)	(4.3)

Total Revenues	$3,654.1	$3,657.8

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

	Three Months Ended March 31,
	2008	2007

Segment OIBDA:
Television	$449.5	$399.0
Radio	122.3	164.4
Outdoor	101.5	100.2
Publishing	17.1	23.8
Corporate	(26.0)	(26.8)
Residual costs	(22.4)	(24.1)
Depreciation and amortization	(117.8)	(115.2)

Total Operating Income	524.2	521.3
Interest expense	(138.7)	(139.8)
Interest income	17.6	39.3
Other items, net	(.2)	(1.5)

Earnings before income taxes, equity in loss of investee companies and minority interest	402.9	419.3
Provision for income taxes	(151.3)	(204.2)
Equity in loss of investee companies, net of tax	(7.2)	(1.9)
Minority interest, net of tax	(.1)	.3

Net Earnings	$244.3	$213.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Operating Income:
Television	$402.1	$350.1
Radio	115.0	156.8
Outdoor	44.1	47.0
Publishing	14.6	21.4
Corporate	(29.2)	(29.9)
Residual costs	(22.4)	(24.1)

Total Operating Income	$524.2	$521.3

	Three Months Ended March 31,
	2008	2007

Depreciation and Amortization:
Television	$47.4	$48.9
Radio	7.3	7.6
Outdoor	57.4	53.2
Publishing	2.5	2.4
Corporate	3.2	3.1

Total Depreciation and Amortization	$117.8	$115.2

	Three Months Ended March 31,
	2008	2007

Stock-based Compensation:
Television	$16.3	$10.3
Radio	3.8	3.4
Outdoor	1.5	1.1
Publishing	1.0	.7
Corporate	10.5	5.5

Total Stock-based Compensation	$33.1	$21.0

	Three Months Ended March 31,
	2008	2007

Capital Expenditures:
Television	$36.0	$43.2
Radio	6.1	7.1
Outdoor	41.4	37.9
Publishing	1.8	1.0
Corporate	3.5	5.9

Total Capital Expenditures	$88.8	$95.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At March 31, 2008	At December 31, 2007

Total Assets:
Television	$19,895.0	$20,410.2
Radio	9,521.3	9,568.8
Outdoor	7,830.9	7,670.3
Publishing	983.7	1,094.6
Corporate	2,869.6	1,754.3
Eliminations	(69.2)	(68.0)

Total Assets	$41,031.3	$40,430.2

15) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s senior debt securities (see Note 7). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Three Months Ended March 31, 2008
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$35.6	$29.3	$3,589.2	$—	$3,654.1

Expenses:
Operating	20.1	23.0	2,343.2	—	2,386.3
Selling, general and administrative	30.8	33.4	516.7	—	580.9
Restructuring charges	3.7	—	41.2	—	44.9
Depreciation and amortization	1.8	1.2	114.8	—	117.8

Total expenses	56.4	57.6	3,015.9	—	3,129.9

Operating income (loss)	(20.8)	(28.3)	573.3	—	524.2
Interest (expense) income, net	(145.6)	(72.9)	97.4	—	(121.1)
Other items, net	37.5	9.8	(47.5)	—	(.2)

Earnings (loss) before income taxes, equity in earnings (loss) of investee companies and minority interest	(128.9)	(91.4)	623.2	—	402.9
Benefit (provision) for income taxes	51.0	36.2	(238.5)	—	(151.3)
Equity in earnings (loss) of investee companies, net of tax	322.2	129.0	(7.2)	(451.2)	(7.2)
Minority interest, net of tax	—	—	(.1)	—	(.1)

Net earnings	$244.3	$73.8	$377.4	$(451.2)	$244.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended March 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$37.4	$12.6	$3,607.8	$—	$3,657.8

Expenses:
Operating	19.3	8.3	2,368.2	—	2,395.8
Selling, general and administrative	32.9	33.1	559.5	—	625.5
Depreciation and amortization	1.4	.9	112.9	—	115.2

Total expenses	53.6	42.3	3,040.6	—	3,136.5

Operating income (loss)	(16.2)	(29.7)	567.2	—	521.3
Interest (expense) income, net	(147.9)	(68.9)	116.3	—	(100.5)
Other items, net	(12.9)	(.7)	12.1	—	(1.5)

Earnings (loss) before income taxes, equity in earnings (loss) of investee companies and minority interest	(177.0)	(99.3)	695.6	—	419.3
Benefit (provision) for income taxes	70.0	39.3	(313.5)	—	(204.2)
Equity in earnings (loss) of investee companies, net of tax	320.5	128.2	(1.5)	(449.1)	(1.9)
Minority interest, net of tax	—	—	.3	—	.3

Net earnings	$213.5	$68.2	$380.9	$(449.1)	$213.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At March 31, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$1,816.9	$.8	$441.2	$—	$2,258.9
Receivables, net	25.5	43.6	2,853.9	—	2,923.0
Programming and other inventory	4.7	7.9	737.4	—	750.0
Prepaid expenses and other current assets	92.3	80.1	935.8	(48.3)	1,059.9

Total current assets	1,939.4	132.4	4,968.3	(48.3)	6,991.8

Property and equipment	45.2	47.6	4,606.9	—	4,699.7
Less accumulated depreciation and amortization	11.6	21.1	1,774.0	—	1,806.7

Net property and equipment	33.6	26.5	2,832.9	—	2,893.0

Programming and other inventory	3.6	34.6	1,229.7	—	1,267.9
Goodwill	100.3	63.0	18,317.3	—	18,480.6
Intangible assets	641.2	—	9,319.8	—	9,961.0
Investments in consolidated subsidiaries	44,138.4	4,818.6	—	(48,957.0)	—
Other assets	156.1	53.3	1,227.6	—	1,437.0

Total Assets	$47,012.6	$5,128.4	$37,895.6	$(49,005.3)	$41,031.3

Liabilities and Stockholders' Equity
Accounts payable	$1.4	$8.9	$317.8	$—	$328.1
Participants' share and royalties payable	—	15.2	913.1	—	928.3
Program rights	4.5	8.3	989.8	—	1,002.6
Current portion of long-term debt	—	—	14.6	—	14.6
Accrued expenses and other current liabilities	483.3	248.5	1,780.1	(48.6)	2,463.3

Total current liabilities	489.2	280.9	4,015.4	(48.6)	4,736.9

Long-term debt	6,916.0	—	196.0	—	7,112.0
Other liabilities	1,879.2	1,564.4	4,071.3	(1.2)	7,513.7
Intercompany payables	11,351.9	(6,414.0)	(10,048.1)	5,110.2	—
Minority interest	—	—	1.7	—	1.7
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,957.9	—	61,434.8	(61,434.8)	43,957.9
Retained earnings (deficit)	(13,971.2)	9,905.3	(18,644.0)	4,029.4	(18,680.5)
Accumulated other comprehensive income	82.2	.1	404.3	(404.4)	82.2

	30,069.7	10,028.2	44,459.2	(59,196.7)	25,360.4
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	26,376.3	9,697.1	39,659.3	(54,065.7)	21,667.0

Total Liabilities and Stockholders' Equity	$47,012.6	$5,128.4	$37,895.6	$(49,005.3)	$41,031.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$732.9	$.8	$613.2	$—	$1,346.9
Receivables, net	34.9	26.6	2,616.5	—	2,678.0
Programming and other inventory	5.4	8.6	957.9	—	971.9
Prepaid expenses and other current assets	81.5	75.8	927.8	(51.0)	1,034.1

Total current assets	854.7	111.8	5,115.4	(51.0)	6,030.9

Property and equipment	43.0	44.8	4,595.6	—	4,683.4
Less accumulated depreciation and amortization	8.7	20.1	1,733.1	—	1,761.9

Net property and equipment	34.3	24.7	2,862.5	—	2,921.5

Programming and other inventory	4.4	46.9	1,497.2	—	1,548.5
Goodwill	100.3	63.0	18,288.7	—	18,452.0
Intangible assets	641.2	—	9,440.1	—	10,081.3
Investments in consolidated subsidiaries	43,816.1	4,689.6	—	(48,505.7)	—
Other assets	116.2	50.5	1,229.3	—	1,396.0

Total Assets	$45,567.2	$4,986.5	$38,433.2	$(48,556.7)	$40,430.2

Liabilities and Stockholders' Equity
Accounts payable	$1.5	$4.2	$346.6	$—	$352.3
Participants' share and royalties payable	—	15.6	596.9	—	612.5
Program rights	5.3	9.0	995.4	—	1,009.7
Current portion of long-term debt	—	—	19.1	—	19.1
Accrued expenses and other current liabilities	489.3	274.5	1,698.7	(51.5)	2,411.0

Total current liabilities	496.1	303.3	3,656.7	(51.5)	4,404.6

Long-term debt	6,868.3	—	200.3	—	7,068.6
Other liabilities	1,738.1	1,731.4	4,013.8	(.2)	7,483.1
Intercompany payables	10,283.0	(6,671.5)	(8,721.0)	5,109.5	—
Minority interest	—	—	1.5	—	1.5
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,089.6	—	61,434.8	(61,434.8)	44,089.6
Retained earnings (deficit)	(14,215.5)	9,831.5	(19,021.4)	4,480.6	(18,924.8)
Accumulated other comprehensive income	10.1	.1	404.3	(404.4)	10.1

	29,885.0	9,954.4	44,081.8	(58,745.5)	25,175.7
Less treasury stock, at cost	3,703.3	331.1	4,799.9	(5,131.0)	3,703.3

Total Stockholders' Equity	26,181.7	9,623.3	39,281.9	(53,614.5)	21,472.4

Total Liabilities and Stockholders' Equity	$45,567.2	$4,986.5	$38,433.2	$(48,556.7)	$40,430.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(181.8)	$(74.1)	$1,282.7	$—	$1,026.8

Investing Activities:
Acquisitions, net of cash acquired	(38.6)	—	(9.8)	—	(48.4)
Capital expenditures	—	(3.5)	(85.3)	—	(88.8)
Investments in and advances to investee companies	—	—	(1.1)	—	(1.1)
Purchases of marketable securities	—	(12.6)	—	—	(12.6)
Proceeds from sales of marketable securities	—	4.7	—	—	4.7
Proceeds from dispositions	3.9	—	185.6	—	189.5
Net receipts from Viacom Inc. related to the Separation	—	—	6.7	—	6.7
Other, net	(.4)	(7.0)	—	—	(7.4)

Net cash flow (used for) provided by investing activities	(35.1)	(18.4)	96.1	—	42.6

Financing Activities:
Repayments to banks, net	—	—	(3.7)	—	(3.7)
Payment of capital lease obligations	—	—	(5.0)	—	(5.0)
Purchase of Company common stock	(11.9)	—	—	—	(11.9)
Dividends	(168.8)	—	—	—	(168.8)
Proceeds from exercise of stock options	30.4	—	—	—	30.4
Excess tax benefits from stock-based compensation	1.6	—	—	—	1.6
Increase (decrease) in intercompany payables	1,449.6	92.5	(1,542.1)	—	—

Net cash flow provided by (used for) financing activities	1,300.9	92.5	(1,550.8)	—	(157.4)

Net increase (decrease) in cash and cash equivalents	1,084.0	—	(172.0)	—	912.0
Cash and cash equivalents at beginning of period	732.9	.8	613.2	—	1,346.9

Cash and cash equivalents at end of period	$1,816.9	$.8	$441.2	$—	$2,258.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(164.3)	$(97.4)	$1,109.7	$—	$848.0

Investing Activities:
Acquisitions, net of cash acquired	—	—	(28.1)	—	(28.1)
Capital expenditures	—	(5.9)	(89.2)	—	(95.1)
Investments in and advances to investee companies	—	—	(31.1)	—	(31.1)
Proceeds from dispositions	240.7	—	3.0	—	243.7
Net receipts from Viacom Inc. related to the Separation	170.0	—	18.5	—	188.5

Net cash flow provided by (used for) investing activities	410.7	(5.9)	(126.9)	—	277.9

Financing Activities:
Borrowing from banks, net	—	—	2.3	—	2.3
Payment of capital lease obligations	—	—	(4.2)	—	(4.2)
Proceeds from issuance of notes	678.0	—	—	—	678.0
Purchase of Company common stock	(6.0)	—	(1,416.1)	—	(1,422.1)
Dividends	(153.9)	—	—	—	(153.9)
Proceeds from exercise of stock options	75.6	—	—	—	75.6
Excess tax benefits from stock-based compensation	2.4	—	—	—	2.4
Increase (decrease) in intercompany payables	779.6	103.2	(882.8)	—	—

Net cash flow provided by (used for) financing activities	1,375.7	103.2	(2,300.8)	—	(821.9)

Net increase (decrease) in cash and cash equivalents	1,622.1	(.1)	(1,318.0)	—	304.0
Cash and cash equivalents at beginning of period	1,543.8	.5	1,530.3	—	3,074.6

Cash and cash equivalents at end of period	$3,165.9	$.4	$212.3	$—	$3,378.6

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Consolidated Results of Operations

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Revenues

The table below presents the Company's consolidated revenues by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2008		2007		$	%

Advertising sales	$2,412.9	66%	$2,695.2	74%	$(282.3)	(10)%
Television license fees	606.6	16	327.3	9	279.3	85
Affiliate revenues	292.5	8	276.7	7	15.8	6
Publishing	201.6	6	229.3	6	(27.7)	(12)
Other	140.5	4	129.3	4	11.2	9

Total Revenues	$3,654.1	100%	$3,657.8	100%	$(3.7)	—%

Advertising sales decreased $282.3 million, or 10%, to $2.41 billion for the three months ended March 31, 2008 principally reflecting the absence of the 2007 telecast of Super Bowl XLI on CBS Television Network, the timing of the Semifinals of the NCAA Men's Basketball Tournament, which aired in the second quarter of 2008 versus the first quarter of 2007, and the impact of television and radio station divestitures. These items negatively impacted the advertising sales comparison by 9% for the three months ended March 31, 2008. Television advertising sales decreased 15% due to these same three factors as well as the impact of the Writers' Guild of America ("WGA") strike, partially offset by higher political advertising sales. Radio advertising sales decreased 9% for the first quarter due to weakness in the local and national radio advertising markets and the impact of radio station divestitures. Outdoor advertising sales increased 7% for the first quarter reflecting increases of 15% in Europe and Asia and 3% in North America.

Television license fees increased $279.3 million, or 85%, to $606.6 million for the three months ended March 31, 2008 reflecting higher domestic and international syndication sales, which included the impact of a new international self-distribution arrangement for the CSI franchise, which was previously distributed by a third party, and the second-cycle syndication sale of Everybody Loves Raymond.

Affiliate revenues increased $15.8 million, or 6%, to $292.5 million for the three months ended March 31, 2008 driven by rate increases and subscriber growth at Showtime Networks and CBS College Sports Network.

Publishing revenues decreased $27.7 million, or 12%, to $201.6 million for the three months ended March 31, 2008 due to lower book sales, as best-selling titles in the first quarter of 2008 did not match contributions from prior year titles, which included The Secret by Rhonda Byrne.

Other revenues, which include home entertainment and digital media revenues and other ancillary fees for Television, Radio and Outdoor operations, increased $11.2 million, or 9%, to $140.5 million for the three months ended March 31, 2008 principally reflecting higher home entertainment revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues

The Company generated approximately 20% of its total revenues from international regions for the three months ended March 31, 2008 and 11% for the three months ended March 31, 2007. The increase in international revenues for the first quarter of 2008 principally reflected the impact of the new international self-distribution arrangement for the CSI franchise.

Operating Expenses

The table below presents the Company's consolidated operating expenses by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2008		2007		$	%

Programming	$1,061.5	45%	$1,164.1	49%	$(102.6)	(9)%
Production	677.8	28	584.5	24	93.3	16
Outdoor operations	296.4	12	270.8	11	25.6	9
Publishing operations	135.6	6	156.2	7	(20.6)	(13)
Other	215.0	9	220.2	9	(5.2)	(2)

Total Operating Expenses	$2,386.3	100%	$2,395.8	100%	$(9.5)	—%

Operating expenses for the three months ended March 31, 2008 decreased slightly to $2.39 billion from $2.40 billion for the three months ended March 31, 2007.

Programming expenses for the three months ended March 31, 2008 decreased $102.6 million, or 9%, to $1.06 billion primarily due to lower costs resulting from the absence of the 2007 telecast of Super Bowl XLI on CBS Television Network and the timing of the Semifinals of the NCAA Men's Basketball Tournament, which aired during the second quarter of 2008 versus the first quarter of 2007. These decreases were partially offset by higher entertainment programming costs.

Production expenses for the three months ended March 31, 2008 increased $93.3 million, or 16%, to $677.8 million due principally to costs associated with the impact of the new international self-distribution arrangement for the CSI franchise partially offset by lower costs resulting from a delay in production due to the WGA strike and the cancellation of certain television series.

Outdoor operations expenses for the three months ended March 31, 2008 increased $25.6 million, or 9%, to $296.4 million primarily due to the impact of foreign exchange rate changes and higher transit and billboard lease costs.

Publishing operations expenses for the three months ended March 31, 2008 decreased $20.6 million, or 13%, to $135.6 million primarily reflecting lower production costs and royalty expenses driven by the decrease in revenues and the mix of titles.

Other operating expenses for the three months ended March 31, 2008 decreased $5.2 million, or 2%, to $215.0 million primarily reflecting lower expenses due to the divestitures of television stations.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $44.6 million, or 7%, to $580.9 million for the three months ended March 31, 2008 from $625.5 million for the same prior-year period primarily reflecting the settlement of an international receivable claim and lower expenses due to the divestitures of television stations partially offset by higher stock-based compensation expense. Pension and postretirement benefits costs decreased $2.6 million to $34.8 million for the first quarter of 2008. SG&A expenses as a percentage of revenues were 16% and 17% for the three months ended March 31, 2008 and 2007, respectively.

Restructuring Charges

During the first quarter of 2008, the Company recorded restructuring charges of $44.9 million associated with reducing headcount in the Television and Radio segments. The restructuring charges consisted of severance costs of $34.9 million recorded in the Television segment and $10.0 million recorded in the Radio segment. As of March 31, 2008, the Company had paid $1.0 million of the Television charge and $4.4 million of the Radio charge, leaving $39.5 million of the restructuring liabilities remaining. The Company expects to substantially use these liabilities by the end of 2009.

Depreciation and Amortization

For the three months ended March 31, 2008, depreciation and amortization increased 2% to $117.8 million principally reflecting higher amortization associated with interactive businesses and higher depreciation associated with higher capital expenditures at Outdoor partially offset by lower depreciation as a result of television station divestitures.

Interest Expense

For the three months ended March 31, 2008, interest expense decreased to $138.7 million from $139.8 million. The Company had $7.13 billion and $7.73 billion of principal amounts of debt outstanding (including current maturities) at March 31, 2008 and 2007 at weighted average interest rates of 7.1% and 7.0%, respectively.

Interest Income

For the three months ended March 31, 2008, interest income decreased $21.7 million to $17.6 million principally due to lower average cash balances resulting from 2007 share repurchases.

Other Items, Net

For the three months ended March 31, 2008, "Other items, net" reflected a net loss of $.2 million consisting of losses of $4.2 million associated with securitizing accounts receivables partially offset by foreign exchange gains of $4.0 million.

For the three months ended March 31, 2007, "Other items, net" reflected a net loss of $1.5 million principally consisting of losses of $7.7 million associated with securitizing accounts receivables, partially offset by a $3.4 million pre-tax gain on the sales of radio stations and foreign exchange gains of $2.8 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes, equity in loss of investee companies and minority interest. The provision for income taxes was $151.3 million and $204.2 million for the three months ended March 31, 2008 and 2007, respectively. The Company's effective income tax rate was 37.6% for the first quarter of 2008 versus 48.7% for the same prior-year period. The provision for income taxes for the first quarter of 2007 included a tax provision of $43.5 million related to radio station divestitures.

Equity in Loss of Investee Companies, Net of Tax

Equity in loss of investee companies, net of tax, reflects the operating results of the Company's equity investments. For the three months ended March 31, 2008, equity in loss of investee companies, net of tax, increased $5.3 million to a loss of $7.2 million primarily reflecting operating losses for the Company's investment in The CW.

Minority Interest, Net of Tax

Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings

The Company reported net earnings of $244.3 million for the three months ended March 31, 2008 versus $213.5 million for the three months ended March 31, 2007.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income before depreciation and amortization ("Segment OIBDA"), operating income, and depreciation and amortization by segment, for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007

Revenues:
Television	$2,597.6	$2,573.0
Radio	363.5	397.5
Outdoor	496.9	462.3
Publishing	201.6	229.3
Eliminations	(5.5)	(4.3)

Total Revenues	$3,654.1	$3,657.8

Segment OIBDA(a):
Television	$449.5	$399.0
Radio	122.3	164.4
Outdoor	101.5	100.2
Publishing	17.1	23.8
Corporate	(26.0)	(26.8)
Residual costs	(22.4)	(24.1)
Depreciation and amortization	(117.8)	(115.2)

Total Operating Income	$524.2	$521.3

Operating Income:
Television	$402.1	$350.1
Radio	115.0	156.8
Outdoor	44.1	47.0
Publishing	14.6	21.4
Corporate	(29.2)	(29.9)
Residual costs	(22.4)	(24.1)

Total Operating Income	$524.2	$521.3

Depreciation and Amortization:
Television	$47.4	$48.9
Radio	7.3	7.6
Outdoor	57.4	53.2
Publishing	2.5	2.4
Corporate	3.2	3.1

Total Depreciation and Amortization	$117.8	$115.2

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Television (CBS Television Network, CBS Television Stations, CBS Paramount Network Television, CBS Television Distribution, Showtime Networks and CBS College Sports Network)

(Contributed 71% to consolidated revenues for the three months ended March 31, 2008 and 70% for the comparable prior-year period.)

	Three Months Ended March 31,
	2008	2007

Revenues	$2,597.6	$2,573.0

OIBDA	$449.5	$399.0
Depreciation and amortization	(47.4)	(48.9)

Operating income	$402.1	$350.1

OIBDA as a % of revenues	17%	16%
Operating income as a % of revenues	15%	14%
Restructuring charges	$34.9	$—
Capital expenditures	$36.0	$43.2

For the three months ended March 31, 2008, Television revenues increased 1% to $2.60 billion from $2.57 billion for the same prior-year period primarily due to higher television license fees and affiliate revenues, partially offset by lower advertising sales. Television license fees increased 85% for the first quarter of 2008 versus the same prior-year period primarily due to higher domestic and international syndication sales, which included the impact of the new international self-distribution arrangement for the CSI franchise, which was previously distributed by a third party, and the second-cycle syndication sale of Everybody Loves Raymond. Affiliate revenues increased 6% driven by rate increases and subscriber growth at Showtime Networks and CBS College Sports Network. Revenue comparability during the first quarter of 2008 was negatively impacted by the absence of the 2007 telecast of Super Bowl XLI on CBS Television Network, the timing of the Semifinals of the NCAA Men's Basketball Tournament, which aired in the second quarter of 2008 versus the first quarter of 2007, and television station divestitures in 2007. These items negatively impacted the Television advertising sales comparison by 12%. Advertising sales decreased 15% for the first quarter of 2008 primarily due to the aforementioned three factors and the impact of the WGA strike, which was settled in February 2008, partially offset by higher political advertising sales.

For the three months ended March 31, 2008, Television operating income increased 15% to $402.1 million and OIBDA increased 13% to $449.5 million for the first quarter of 2008 primarily due to higher profits from syndication sales, principally from the CSI franchise and the sale of Everybody Loves Raymond, and higher affiliate revenues, partially offset by restructuring charges of $34.9 million incurred during the first quarter of 2008 and higher stock-based compensation expense. Television results included stock-based compensation expense of $16.3 million and $10.3 million for the first quarter of 2008 and 2007, respectively.

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Radio (CBS Radio)

(Contributed 10% to consolidated revenues for the three months ended March 31, 2008 and 11% for the comparable prior-year period.)

	Three Months Ended March 31,
	2008	2007

Revenues	$363.5	$397.5

OIBDA	$122.3	$164.4
Depreciation and amortization	(7.3)	(7.6)

Operating income	$115.0	$156.8

OIBDA as a % of revenues	34%	41%
Operating income as a % of revenues	32%	39%
Restructuring charges	$10.0	$—
Capital expenditures	$6.1	$7.1

For the three months ended March 31, 2008, Radio revenues decreased 9% to $363.5 million from $397.5 million for the same prior-year period reflecting weakness in the local and national radio advertising markets and the impact of radio station divestitures. The station divestitures negatively impacted the Radio revenue comparison by 2% for the three months ended March 31, 2008. These decreases were partially offset by the recognition of $10.4 million of revenue associated with the Company's former agreements with Westwood One, Inc. ("Westwood One"). On March 3, 2008, the new agreements between CBS Radio and Westwood One became effective, which include, among others, agreements relating to the termination of management and representation arrangements, and modification and extension of certain arrangements involving compensation to the Company of affiliation and other fees, the provision of radio programming (principally news and traffic) by Westwood One to CBS Radio and the distribution by Westwood One of CBS Radio News. Prior to March 3, 2008, Radio also received consideration for management services provided to Westwood One. Radio's revenues from Westwood One totaled $23.0 million for the three months ended March 31, 2008 and $13.2 million for the same prior-year period.

For the three months ended March 31, 2008, Radio operating income decreased 27% to $115.0 million and OIBDA decreased 26% to $122.3 million due to lower advertising sales, the absence of profits from divested stations and restructuring charges of $10.0 million incurred during the first quarter of 2008. These decreases were partially offset by the aforementioned $10.4 million of revenues relating to the Company's former agreements with Westwood One. Radio results included stock-based compensation expense of $3.8 million for the three months ended March 31, 2008 versus $3.4 million for the same prior-year period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

(Contributed 14% to consolidated revenues for the three months ended March 31, 2008 and 13% for the comparable prior-year period.)

	Three Months Ended March 31,
	2008	2007

Revenues	$496.9	$462.3

OIBDA	$101.5	$100.2
Depreciation and amortization	(57.4)	(53.2)

Operating income	$44.1	$47.0

OIBDA as a % of revenues	20%	22%
Operating income as a % of revenues	9%	10%
Capital expenditures	$41.4	$37.9

For the three months ended March 31, 2008, Outdoor revenues increased 7% to $496.9 million from $462.3 million for the same prior-year period principally reflecting growth of 15% in Europe and Asia due to favorable foreign exchange rate fluctuations and growth in the U.K. North America revenues increased 3% for the quarter, reflecting growth of 1% in the U.S. billboards business, 11% in Canada and 10% in Mexico partially offset by a decrease of 1% in U.S. transit and displays. Revenue growth in North America was negatively impacted by the non-renewal of two major municipal contracts in Toronto and San Francisco, which reduced the revenue growth in North America by 2% for the quarter. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $20 million for the three months ended March 31, 2008. Approximately 50% and 47% of Outdoor revenues were generated from international regions for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008, Outdoor operating income decreased 6% to $44.1 million and OIBDA increased 1% to $101.5 million. The increase in OIBDA reflected growth in Europe and Asia partially offset by a decline in North America. Europe and Asia OIBDA increased 48% to $10.2 million driven by the revenue growth. North America OIBDA decreased 2% to $91.3 million due primarily to the aforementioned non-renewal of municipal contracts as well as higher billboard lease and transit costs. The decrease in Outdoor operating income reflects higher depreciation expense associated with recent capital expenditures. Operating income for North America decreased 6% to $45.0 million and Europe and Asia remained flat with an operating loss of $.9 million. Outdoor results included stock-based compensation expense of $1.5 million for the three months ended March 31, 2008 versus $1.1 million for the same prior-year period.

On April 23, 2008, the Company acquired International Outdoor Advertising Group (IOA), the leading out-of-home advertising company in South America, for $110 million in cash.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 6% to consolidated revenues for each of the three months ended March 31, 2008 and March 31, 2007.)

	Three Months Ended March 31,
	2008	2007

Revenues	$201.6	$229.3

OIBDA	$17.1	$23.8
Depreciation and amortization	(2.5)	(2.4)

Operating income	$14.6	$21.4

OIBDA as a % of revenues	8%	10%
Operating income as a % of revenues	7%	9%
Capital expenditures	$1.8	$1.0

For the three months ended March 31, 2008, Publishing revenues decreased 12% to $201.6 million from $229.3 million for the same prior-year period due to lower book sales, as best-selling titles in the first quarter of 2008, including Duma Key by Stephen King, Where Are You Now? by Mary Higgins Clark and Change of Heart by Jodi Picoult did not match contributions from prior year titles, which included The Secret by Rhonda Byrne.

For the three months ended March 31, 2008, Publishing operating income decreased 32% to $14.6 million and OIBDA decreased 28% to $17.1 million. These decreases reflected the decline in revenues partially offset by lower royalty expenses, production costs and selling and advertising expenses which were driven by the revenue decline and the mix of titles. Publishing results included stock-based compensation expense of $1.0 million for the three months ended March 31, 2008 versus $.7 million for the same prior-year period.

Financial Position

Current assets increased $960.9 million to $6.99 billion at March 31, 2008 from $6.03 billion at December 31, 2007 primarily due to increases in cash and cash equivalents and receivables, partially offset by a decrease in programming and other inventory. The increase in cash and cash equivalents of $912.0 million principally reflected cash flows from operations. The increase in receivables is due to the impact of the new international self-distribution arrangement for the CSI franchise and the decrease in programming and other inventory reflects the timing of sports programming payments and the impact of the WGA strike. The allowance for doubtful accounts as a percentage of receivables decreased to 4.5% at March 31, 2008 versus 5.0% at December 31, 2007 reflecting higher gross accounts receivables at March 31, 2008, resulting from the new international self-distribution arrangement for the CSI franchise.

Net property and equipment of $2.89 billion at March 31, 2008 decreased $28.5 million from $2.92 billion at December 31, 2007, primarily reflecting depreciation expense of $92.2 million and television station divestitures of $24.5 million, partially offset by capital expenditures of $88.8 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Goodwill increased $28.6 million to $18.48 billion at March 31, 2008 from $18.45 billion at December 31, 2007, primarily reflecting foreign currency translation adjustments, partially offset by television station divestitures of $35.2 million.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $120.3 million to $9.96 billion at March 31, 2008 from $10.08 billion at December 31, 2007, primarily due to television station divestitures of $98.9 million and amortization expense of $25.6 million.

Current liabilities increased $332.3 million to $4.74 billion at March 31, 2008 from $4.40 billion at December 31, 2007, primarily due to the impact of the new international self-distribution arrangement for the CSI franchise and an advance payment received from a third party distributor for home entertainment products.

Cash Flows

Cash and cash equivalents increased by $912.0 million for the three months ended March 31, 2008. The change in cash and cash equivalents was as follows:

	Three Months Ended March 31,
	2008	2007

Cash provided by operating activities	$1,026.8	$848.0
Cash provided by investing activities	42.6	277.9
Cash used for financing activities	(157.4)	(821.9)

Net increase in cash and cash equivalents	$912.0	$304.0

Operating Activities.    Cash provided by operating activities of $1.03 billion for the three months ended March 31, 2008 increased $178.8 million, or 21%, from $848.0 million for the same prior-year period primarily reflecting lower television production payments and an advance payment received from a third party distributor for home entertainment products.

Cash paid for income taxes for the three months ended March 31, 2008 was $47.5 million versus $41.3 million for the three months ended March 31, 2007.

Investing Activities.    Cash provided by investing activities of $42.6 million for the three months ended March 31, 2008 principally reflected proceeds of $185.0 million from television station divestitures partially offset by capital expenditures of $88.8 million and acquisitions of $48.4 million, primarily consisting of additional payments for the 2007 acquisition of Last.fm and the acquisition of outdoor advertising properties. Cash provided by investing activities of $277.9 million for the three months ended March 31, 2007 principally reflected proceeds from dispositions of $243.7 million, primarily from radio station divestitures, and net receipts from Viacom Inc. relating to the Separation of $188.5 million. These increases were partially offset by capital expenditures of $95.1 million and acquisitions of $28.1 million, primarily consisting of the acquisition of outdoor advertising properties and investments in several new interactive initiatives.

Financing Activities.    Cash used for financing activities of $157.4 million for the three months ended March 31, 2008 principally reflected dividend payments of $168.8 million, partially offset by proceeds from the exercise of stock options of $30.4 million. Cash used for financing activities of $821.9 million for the three months ended March 31, 2007 principally reflected the purchase of Company Common Stock for $1.42 billion and dividend payments of $153.9 million, partially offset by net proceeds from the issuance of senior notes of $678.0 million and proceeds from the exercise of stock options of $75.6 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Dividends

On February 21, 2008, the Company announced a quarterly cash dividend of $.25 per share on its Class A and Class B Common Stock payable on April 1, 2008. The total dividend was $171.2 million of which $167.0 million was paid on April 1, 2008 and $4.2 million was accrued to be paid upon vesting of RSUs and restricted shares. During the first quarter of 2008, the Company paid $168.8 million for the dividend declared on November 1, 2007 and for dividend payments on RSUs that vested during the first quarter of 2008. Dividend declarations during 2008 and 2007 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

On April 29, 2008, the Company announced an 8% increase to its quarterly cash dividend to $.27 from $.25 per share. The dividend is payable on July 1, 2008 to stockholders of record as of June 3, 2008.

Purchase of Company Stock

In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 accelerated share repurchase transaction.

Capital Structure

The following table sets forth the Company's long-term debt.

	At March 31, 2008	At December 31, 2007

Notes payable to banks	$2.3	$5.3
Senior debt (4.625% – 8.875% due 2010 – 2056) (a)	7,063.4	7,015.7
Other notes	—	.8
Obligations under capital leases	103.9	108.9

Total debt	7,169.6	7,130.7
Less discontinued operations debt (b)	43.0	43.0

Total debt from continuing operations	7,126.6	7,087.7
Less current portion	14.6	19.1

Total long-term debt from continuing operations, net of current portion	$7,112.0	$7,068.6

    (a)
    As of March 31, 2008 and December 31, 2007, the senior debt balances included (i) a net unamortized premium of $25.5 million and $26.2 million, respectively, and (ii) a change in the carrying value of the debt relating to fair value hedges of $43.4 million and $(5.0) million, respectively.

    (b)
    Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

Credit Facility

As of March 31, 2008, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At March 31, 2008, the Company

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of March 31, 2008, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.81 billion.

Accounts Receivable Securitization Program

As of March 31, 2008, the Company had $550.0 million outstanding under its revolving accounts receivable securitization program. The program results in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheet. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of March 31, 2008, the Company was in compliance with the required ratios under the receivable securitization program.

During the three months ended March 31, 2008 and 2007, proceeds from collections of securitized accounts receivables of $681.1 million and $670.1 million, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $4.2 million and $7.7 million for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Company believes that its operating cash flows ($1.03 billion for the three months ended March 31, 2008), cash and cash equivalents ($2.26 billion at March 31, 2008), borrowing capacity under its committed bank facility (which consisted of an unused revolving Credit Facility of $2.81 billion at March 31, 2008), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments, and dividend and other financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film programming, and talent contracts will come primarily from cash flow from operations.

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

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2008, the outstanding letters of credit and surety bonds approximated $406.1 million and are not recorded on the Consolidated Balance Sheet.

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

In June 2007, the U.S. Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives on another broadcast network was indecent and remanded the case to the FCC. On March 17, 2008, the U.S. Supreme Court granted the FCC's petition to review the U.S. Court of Appeals for the Second Circuit's decision.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2008, the Company had pending approximately 72,870 asbestos claims, as compared with approximately 72,120 as of December 31, 2007 and approximately 72,510 as of March 31, 2007. Of the claims pending as of March 31, 2008, approximately 40,950 were pending in state courts, 28,310 in federal courts and, additionally, approximately 3,610 were third party claims pending in state courts. During the first quarter of 2008, the Company received approximately 1,600 new claims and closed or moved to an inactive docket approximately 850 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2007 and 2006 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.5 million and $5.7 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at March 31, 2008. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At March 31, 2008, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 80% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $46.1 million and $23.0 million for the three months ended March 31, 2008 and 2007, respectively.

CBS Corp., through Showtime Networks, pays license fees to Viacom Inc., primarily Paramount Pictures, for motion picture programming. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total amounts from these transactions were $3.8 million and $47.0 million for the three months ended March 31, 2008 and 2007, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets:

	At March 31, 2008	At December 31, 2007

Amounts due from Viacom Inc.
Receivables	$102.4	$114.8
Other assets (Receivables, noncurrent)	182.6	207.3

Total amounts due from Viacom Inc.	$285.0	$322.1

Amounts due to Viacom Inc.
Accounts payable	$7.1	$4.7
Program rights	91.0	74.3
Other liabilities (Program rights, noncurrent)	25.4	24.3

Total amounts due to Viacom Inc.	$123.5	$103.3

Other Related Parties    The Company owns approximately 16% of Westwood One. The termination, modification and/or extension of agreements entered into by Westwood One and CBS Radio on October 2, 2007 became effective at a closing on March 3, 2008. The new agreements include an amended and restated Technical Services Agreement, News Programming Agreement, Trademark License Agreement and affiliation agreements. Pursuant to the affiliation agreements, certain of the Company's radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. As of March 3, 2008, the previous Representation Agreement and Management Agreement between the parties were terminated resulting in the termination of the Company's management role with Westwood One, the relinquishment of any representation on the Westwood One board of directors and termination of the Company's outstanding warrants to acquire shares of Westwood One common stock, which were out-of-the-money. CBS Television also has arrangements to provide news and sports programming to Westwood One. The Company's revenues from Westwood One were $27.2 million and $18.3 million for the three months ended March 31, 2008 and 2007, respectively.

Prior to March 3, 2008, the Company accounted for its investment in Westwood One under the equity method of accounting. As a result of the new agreements, the Company's investment in Westwood One, totaling $33.6 million at March 31, 2008, is being accounted for as an investment pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", with any unrealized gains or losses recorded within other comprehensive income (loss). During the three months ended March 31, 2008, unrealized losses of $.8 million were recorded in other comprehensive loss relating to the Company's investment in Westwood One.

The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $13.7 million and $32.9 million for the three months ended March 31, 2008 and 2007, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adoption of New Accounting Standards

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any effect on the Company's consolidated financial statements as the Company did not elect any eligible items for fair value measurement.

Recent Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161") effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("SFAS 160") effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial statements.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion of the Company's critical accounting policies.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The following updates the corresponding risk factor included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television and radio businesses by causing delays in the production of the Company's television or radio programming or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. The entertainment businesses' collective bargaining agreements with each of the Screen Actors Guild ("SAG") and American Federation of Television and Radio Artists covering performers expire on June 30, 2008 and negotiations for a new agreement have begun between SAG and the Alliance of Motion Picture and Television Producers. Depending on their duration, strikes or work stoppages could have an adverse effect on the Company's revenues and operating income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2008, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million. In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 publicly announced accelerated share repurchase transaction.

Item 6.    Exhibits.

Exhibit No.	Description of Document
(3)	Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation, effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
(b)
Amended and Restated Bylaws of CBS Corporation effective November 1, 2007 (incorporated by reference to Exhibit 3(b) to Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2007) (File No. 001-9553).
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
(10)	Material Contracts
(a)	Form of Terms and Conditions for Performance Share Units under the CBS Corporation 2004 Long-Term Management Incentive Plan (filed herewith).
(12)	Statement Regarding Computation of Ratios (filed herewith)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 1350 Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBS CORPORATION (Registrant)
Date: May 2, 2008	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer
Date: May 2, 2008	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(3)	Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation, effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
(b)
Amended and Restated Bylaws of CBS Corporation effective November 1, 2007 (incorporated by reference to Exhibit 3(b) to the Quarterly Report on From 10-Q of CBS Corporation for the quarter ended September 30, 2007) (File No. 001-9553).
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
(10)	Material Contracts
(a)	Form of Terms and Conditions for Performance Share Units under the CBS Corporation 2004 Long-Term Management Incentive Plan (filed herewith).
(12)	Statement Regarding Computation of Ratios (filed herewith)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 1350 Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
  2) STOCK-BASED COMPENSATION
  5) PROGRAMMING AND OTHER INVENTORY
  6) RELATED PARTIES
  7) BANK FINANCING AND DEBT
  8) PENSION AND OTHER POSTRETIREMENT BENEFITS
  9) STOCKHOLDERS' EQUITY
  10) PROVISION FOR INCOME TAXES
  11) COMMITMENTS AND CONTINGENCIES
  12) RESTRUCTURING CHARGES
  13) FAIR VALUE MEASUREMENTS
  14) REPORTABLE SEGMENTS
  15) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition. (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued) (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued) (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued) (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued) (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued) (Tabular dollars in millions, except per share amounts)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 6. Exhibits.
SIGNATURES