Form 10-Q
period 2008-06-30
CBS CORP
filed 2008-08-01
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of common stock outstanding at July 30, 2008:

                Class A Common Stock, par value $.001 per share—58,017,046

                Class B Common Stock, par value $.001 per share—621,905,778

 CBS CORPORATION
INDEX TO FORM 10-Q

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

		Three Months Ended June 30,				Six Months Ended June 30,

		2008		2007		2008		2007

Revenues		$3,393.7		$3,374.9		$7,047.8		$7,032.7

Expenses:
Operating		1,962.3		1,842.0		4,348.6		4,237.8
Selling, general and administrative		668.4		673.5		1,249.3		1,299.0
Restructuring charges		2.6		—		47.5		—
Depreciation and amortization		123.4		109.5		241.2		224.7

Total expenses		2,756.7		2,625.0		5,886.6		5,761.5

Operating income		637.0		749.9		1,161.2		1,271.2
Interest expense		(134.3)		(145.5)		(273.0)		(285.3)
Interest income		15.2		33.8		32.8		73.1
Other items, net		124.9		4.3		124.7		2.8

Earnings before income taxes, equity in loss of investee companies and minority interest		642.8		642.5		1,045.7		1,061.8
Provision for income taxes		(232.9)		(233.7)		(384.2)		(437.9)
Equity in loss of investee companies, net of tax		(1.2)		(4.9)		(8.4)		(6.8)
Minority interest, net of tax		(.3)		.1		(.4)		.4

Net earnings		$408.4		$404.0		$652.7		$617.5

Basic net earnings per common share	$	..61	$	..56	$	..98	$	..84
Diluted net earnings per common share	$	..61	$	..55	$	..97	$	..83
Weighted average number of common shares outstanding:
Basic		669.4		720.8		668.7		738.6
Diluted		674.3		729.4		674.0		747.2
Dividends per common share	$	..27	$	..22	$	..52	$	..44

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$813.9	$1,346.9
Receivables, less allowances of $139.7 (2008) and $141.3 (2007)	2,668.0	2,678.0
Programming and other inventory (Note 5)	635.7	971.9
Deferred income tax assets, net	318.0	273.7
Prepaid expenses and other current assets	783.0	751.3
Current assets of discontinued operations	15.0	9.1

Total current assets	5,233.6	6,030.9

Property and equipment:
Land	335.1	334.6
Buildings	683.5	647.7
Capital leases	177.2	215.7
Advertising structures	1,901.9	1,808.9
Equipment and other	1,765.7	1,676.5

	4,863.4	4,683.4
Less accumulated depreciation and amortization	1,836.1	1,761.9

Net property and equipment	3,027.3	2,921.5

Programming and other inventory (Note 5)	1,413.3	1,548.5
Goodwill (Note 4)	20,134.3	18,452.0
Intangible assets (Note 4)	9,943.5	10,081.3
Other assets	1,400.6	1,297.4
Assets of discontinued operations	95.2	98.6

Total Assets	$41,247.8	$40,430.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$364.3	$352.3
Accrued compensation	281.9	401.5
Participants' share and royalties payable	942.4	612.5
Program rights	781.8	1,009.7
Deferred revenue	454.4	378.8
Income taxes payable	117.2	39.6
Current portion of long-term debt (Note 7)	16.7	19.1
Accrued expenses and other current liabilities	1,721.4	1,574.0
Current liabilities of discontinued operations	20.3	17.1

Total current liabilities	4,700.4	4,404.6

Long-term debt (Note 7)	7,072.7	7,068.6
Pension and postretirement benefit obligations	1,701.4	1,695.9
Deferred income tax liabilities, net	1,885.2	1,947.2
Other liabilities	3,662.5	3,534.2
Liabilities of discontinued operations	296.3	305.8
Commitments and contingencies (Note 11)
Minority interest	2.1	1.5
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 58.4 (2008) and 59.5 (2007) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 732.9 (2008) and 727.1 (2007) shares issued	.7	.7
Additional paid-in capital	43,799.3	44,089.6
Accumulated deficit	(18,272.1)	(18,924.8)
Accumulated other comprehensive income (Note 1)	92.6	10.1

	25,620.6	25,175.7
Less treasury stock, at cost; 120.3 (2008) and 114.7 (2007) Class B Shares	3,693.4	3,703.3

Total Stockholders' Equity	21,927.2	21,472.4

Total Liabilities and Stockholders' Equity	$41,247.8	$40,430.2

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2008	2007

Operating Activities:
Net earnings	$652.7	$617.5
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	241.2	224.7
Stock-based compensation	72.2	51.5
Equity in loss of investee companies, net of distributions	14.2	11.8
Minority interest, net of tax	.4	(.4)
Change in assets and liabilities, net of effects of acquisitions	641.7	624.9

Net cash flow provided by operating activities	1,622.4	1,530.0

Investing Activities:
Acquisitions, net of cash acquired	(1,886.2)	(309.6)
Capital expenditures	(220.2)	(206.6)
Investments in and advances to investee companies	(18.2)	(43.8)
Purchases of marketable securities	(20.8)	—
Proceeds from sales of marketable securities	10.0	—
Proceeds from dispositions	360.4	305.6
Net (payments to) receipts from Viacom Inc. related to the Separation	(2.9)	212.2
Other, net	(10.8)	(.8)

Net cash flow used for investing activities	(1,788.7)	(43.0)

Financing Activities:
(Repayments to) borrowings from banks, net	(4.0)	1.9
Payment of capital lease obligations	(9.4)	(8.2)
Proceeds from issuance of notes	—	678.0
Repayment of notes	—	(660.0)
Purchase of Company common stock	(44.7)	(1,602.1)
Dividends	(343.2)	(313.9)
Proceeds from exercise of stock options	31.2	131.7
Excess tax benefit from stock-based compensation	3.4	7.8

Net cash flow used for financing activities	(366.7)	(1,764.8)

Net decrease in cash and cash equivalents	(533.0)	(277.8)
Cash and cash equivalents at beginning of period	1,346.9	3,074.6

Cash and cash equivalents at end of period	$813.9	$2,796.8

Supplemental disclosure of cash flow information
Cash paid for interest	$243.4	$258.7
Cash paid for income taxes	$195.8	$373.9
Non-cash investing and financing activities:
Non-cash purchase of Company common stock	$—	$64.0
Equipment acquired under capitalized leases	$9.7	$—

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

On June 30, 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET"). (See Note 3) The Company is combining its existing interactive businesses, which are currently reported in the Television segment, with those of CNET and realigning its management structure to create an expanded CBS Interactive business unit. Beginning in the third quarter of 2008, the Company will report a separate Interactive segment and prior-period results will be reclassified to conform to the new presentation.

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2008, stock options to purchase 36.6 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2007, respectively, stock options to purchase 12.5 million and 15.3 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2008	2007	2008	2007

Weighted average shares for basic EPS	669.4	720.8	668.7	738.6
Dilutive effect of shares issuable under stock-based compensation plans	4.9	8.6	5.3	8.6

Weighted average shares for diluted EPS	674.3	729.4	674.0	747.2

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net earnings	$408.4	$404.0	$652.7	$617.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	13.5	35.1	82.7	51.0
Net actuarial losses and prior service costs	4.2	5.5	8.5	10.8
Net unrealized loss on securities	(7.3)	—	(8.7)	—
Change in fair value of cash flow hedges	—	.2	—	.4

Total comprehensive income	$418.8	$444.8	$735.2	$679.7

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the six months ended June 30, 2008 and 2007, the Company recorded dividends of $355.5 million and $324.3 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any effect on the Company's consolidated financial statements as the Company did not elect any eligible items for fair value measurement.

Recent Pronouncements—In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161") effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company is currently evaluating the impact of the adoption of SFAS 161 on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial statements.

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

RSUs, PSUs and restricted shares	$34.7	$27.1	$64.9	$46.1
Stock options and equivalents	4.4	3.4	7.3	5.4

Stock-based compensation expense, before income taxes	39.1	30.5	72.2	51.5
Tax benefit	(15.5)	(12.1)	(28.6)	(20.4)

Stock-based compensation expense, net of tax	$23.6	$18.4	$43.6	$31.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the six months ended June 30, 2008, the Company granted 5.0 million RSUs with a weighted-average per unit grant date fair value of $23.67. RSU grants during 2008 generally vest over a three- to four-year service period. Certain RSU awards are also subject to satisfying performance conditions. During the six months ended June 30, 2008, the Company also granted .2 million PSUs with an aggregate grant date fair value of $7.3 million. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on a one-year measurement period or the achievement of established operating performance goals. During the six months ended June 30, 2008, the Company also granted 2.3 million stock options with a weighted-average exercise price of $23.99. Stock option grants during 2008 generally vest over a three- to four-year service period.

Total unrecognized compensation cost related to non-vested RSUs, PSUs and restricted shares at June 30, 2008 was $231.0 million, which is expected to be expensed over a weighted-average period of 2.5 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at June 30, 2008 was $44.0 million, which is expected to be expensed over a weighted-average period of 3.0 years.

3) ACQUISITIONS AND DISPOSITIONS

Acquisitions

On June 30, 2008, the Company completed the acquisition of all of the outstanding shares of CNET common stock for $11.50 per share, for a total of $1.8 billion in cash. At June 30, 2008, the assets and liabilities of CNET have been included in Corporate. Beginning in the third quarter of 2008, the results of CNET will be included in an Interactive segment. The excess purchase price over the fair value of the tangible net assets acquired was initially allocated to goodwill. The final allocation of the purchase price will be based on an evaluation of the fair value of the assets acquired and liabilities assumed.

On April 23, 2008, the Company acquired International Outdoor Advertising Group ("IOA"), the leading out-of-home advertising company in South America, for $111.6 million. IOA has been included as part of the Outdoor segment since the date of acquisition.

Dispositions

During June 2008, the Company sold its 37% investment in Sundance Channel for $168.4 million in cash resulting in a pre-tax gain of $127.2 million included in "Other Items, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2008.

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185 million in cash.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the six months ended June 30, 2008 were as follows:

	At December 31, 2007	Acquisitions		Dispositions	Other (c)	At June 30, 2008

Television	$8,947.7	$—		$(35.2)	$2.4	$8,914.9
Radio	4,334.4	—		—	(.1)	4,334.3
Outdoor	4,753.4	114.9	(a)	—	68.6	4,936.9
Publishing	416.5	—		—	(.1)	416.4
Corporate	—	1,531.8	(b)	—	—	1,531.8

Total	$18,452.0	$1,646.7		$(35.2)	$70.8	$20,134.3

    (a)
    Primarily reflects acquisition of IOA.
    (b)
    Reflects acquisition of CNET. Beginning in the third quarter of 2008, CNET will be included in an Interactive segment.
    (c)
    Primarily reflects foreign currency translation adjustments.

The Company's intangible assets and related accumulated amortization were as follows:

At June 30, 2008	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$870.0	$(459.1)	$410.9
Franchise agreements	518.1	(232.1)	286.0
Other intangible assets	284.4	(164.9)	119.5

Total intangible assets subject to amortization	1,672.5	(856.1)	816.4
FCC licenses	9,127.1	—	9,127.1

Total intangible assets	$10,799.6	$(856.1)	$9,943.5

At December 31, 2007	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$854.9	$(426.1)	$428.8
Franchise agreements	516.8	(216.0)	300.8
Other intangible assets	278.4	(151.2)	127.2

Total intangible assets subject to amortization	1,650.1	(793.3)	856.8
FCC licenses	9,224.5	—	9,224.5

Total intangible assets	$10,874.6	$(793.3)	$10,081.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Amortization expense was $25.8 million and $23.2 million for the three months ended June 30, 2008 and 2007, respectively, and $51.4 million and $46.2 million for the six months ended June 30, 2008 and 2007, respectively. The Company is currently determining the value of identifiable intangible assets acquired in connection with the CNET acquisition. Without considering future amortization expense related to CNET identifiable intangible assets, the Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2008 through 2012, to be as follows:

	2008	2009	2010	2011	2012

Amortization expense	$103.3	$101.7	$96.3	$84.3	$66.7

5) PROGRAMMING AND OTHER INVENTORY

	At June 30, 2008	At December 31, 2007

Program rights	$1,570.4	$1,987.4
Television programming:
Released (including acquired libraries)	356.7	405.8
In process and other	30.1	31.2
Publishing, primarily finished goods	90.5	95.0
Other	1.3	1.0

Total programming and other inventory	2,049.0	2,520.4
Less current portion	635.7	971.9

Total noncurrent programming and other inventory	$1,413.3	$1,548.5

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At June 30, 2008, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 80% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $99.3 million and $86.0 million for the three months ended June 30, 2008 and 2007, respectively, and $145.4 million and $131.6 million for the six months ended June 30, 2008 and 2007, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Corp., through Showtime Networks, pays license fees to Viacom Inc., primarily Paramount Pictures, for motion picture programming. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total amounts from these transactions were $8.3 million and $36.8 million for the three months ended June 30, 2008 and 2007, respectively, and $12.1 million and $83.8 million for the six months ended June 30, 2008 and 2007, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At June 30, 2008	At December 31, 2007

Amounts due from Viacom Inc.
Receivables	$115.0	$114.8
Other assets (Receivables, noncurrent)	159.4	207.3

Total amounts due from Viacom Inc.	$274.4	$322.1

Amounts due to Viacom Inc.
Accounts payable	$9.5	$4.7
Program rights	85.8	74.3
Other liabilities (Program rights, noncurrent)	11.4	24.3

Total amounts due to Viacom Inc.	$106.7	$103.3

Other Related Parties    The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $11.0 million and $15.9 million for the three months ended June 30, 2008 and 2007, respectively, and $24.7 million and $48.8 million for the six months ended June 30, 2008 and 2007, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At June 30, 2008	At December 31, 2007

Notes payable to banks	$5.9	$5.3
Senior debt (4.625%-8.875% due 2010-2056) (a)	7,016.4	7,015.7
Other notes	1.1	.8
Obligations under capital leases	109.0	108.9

Total debt	7,132.4	7,130.7
Less discontinued operations debt (b)	43.0	43.0

Total debt from continuing operations	7,089.4	7,087.7
Less current portion	16.7	19.1

Total long-term debt from continuing operations, net of current portion	$7,072.7	$7,068.6

(a)
As of June 30, 2008 and December 31, 2007, the senior debt balances included (i) a net unamortized premium of $24.7 million and $26.2 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $2.8 million and $5.0 million, respectively.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

Credit Facility

As of June 30, 2008, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At June 30, 2008, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of June 30, 2008, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.78 billion.

Accounts Receivable Securitization Program

As of June 30, 2008, the Company had $550.0 million outstanding under its revolving accounts receivable securitization program. The program results in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheet. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of June 30, 2008, the Company was in compliance with the required ratios under the receivable securitization program.

During the six months ended June 30, 2008 and 2007, proceeds from collections of securitized accounts receivables of $1.43 billion and $1.40 billion, respectively, were reinvested in the revolving receivable

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

securitization program. The net loss associated with securitizing the program's accounts receivables was $3.5 million and $7.7 million for the three and six months ended June 30, 2008, respectively, and $7.8 million and $15.5 million for the three and six months ended June 30, 2007, respectively.

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2008	2007	2008	2007

Components of net periodic cost:
Service cost	$8.4	$8.7	$.3	$.3
Interest cost	74.9	74.4	13.6	14.9
Expected return on plan assets	(69.5)	(69.5)	—	—
Amortization of actuarial loss (gain)	8.2	8.5	(1.1)	—
Amortization of prior service cost (credit)	.1	.2	(.1)	—

Net periodic cost	$22.1	$22.3	$12.7	$15.2

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2008	2007	2008	2007

Components of net periodic cost:
Service cost	$16.8	$17.4	$.6	$.7
Interest cost	149.8	148.8	27.2	29.8
Expected return on plan assets	(139.0)	(139.0)	—	(.1)
Amortization of actuarial loss (gain)	16.4	17.0	(2.2)	—
Amortization of prior service cost (credit)	.2	.3	(.2)	—

Net periodic cost	$44.2	$44.5	$25.4	$30.4

9) STOCKHOLDERS' EQUITY

On April 29, 2008, the Company announced an increase in the quarterly cash dividend of 8% from $.25 to $.27 per share on its Class A and Class B Common Stock payable on July 1, 2008. The total dividend was $184.3 million of which $181.1 million was paid on July 1, 2008 and $3.2 million was accrued to be paid upon vesting of RSUs and restricted shares. During the second quarter of 2008, the Company paid $174.4 million for the dividend declared on February 21, 2008 and for dividend payments on RSUs and restricted shares that vested during the second quarter of 2008.

In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 accelerated share repurchase transaction.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes, equity in loss of investee companies and minority interest. The provision for income taxes was $232.9 million and $233.7 million for the three months ended June 30, 2008 and 2007, respectively, and $384.2 million and $437.9 million for the six months ended June 30, 2008 and 2007, respectively. For the second quarter of 2008, the Company's effective income tax rate decreased to 36.2% from 36.4% for the second quarter of 2007. For the six months ended June 30, 2008, the Company's effective income tax rate decreased to 36.7% from 41.2% for the same prior-year period, reflecting the tax impact of 2007 station divestitures and a lower foreign effective income tax rate in 2008. The provision for income taxes for the three and six months ended June 30, 2007 included net tax provisions of $6.2 million and $49.7 million, respectively, related to station divestitures.

The Company is currently under examination by the Internal Revenue Service ("IRS") for the years 2004 and 2005. The examination is anticipated to be completed during the fourth quarter of 2008. The ultimate outcome of the IRS examination, as well as an estimate of any related change to the reserve for uncertain tax positions, cannot be determined currently.

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

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2008, the outstanding letters of credit and surety bonds approximated $462.3 million and are not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a Super Bowl half-time show by the Company's television stations. In May 2006, the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. In July 2008, the court vacated the FCC's order to have the Company pay the forfeiture and remanded the case to the FCC.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2008, the Company had pending approximately 73,940 asbestos claims, as compared with approximately 72,120 as of December 31, 2007 and approximately 72,890 as of June 30, 2007. Of the claims pending as of June 30, 2008, approximately 41,550 were pending in state courts, 28,620 in federal courts and, additionally, approximately 3,770 were third party claims pending in state courts. During the second quarter of 2008, the Company received approximately 1,770 new claims and closed or moved to an inactive docket approximately 700 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2007 and 2006 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.5 million and $5.7 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

12) RESTRUCTURING CHARGES

During the three and six months ended June 30, 2008, the Company recorded restructuring charges of $2.6 million and $47.5 million, respectively, associated with reducing headcount in the Television, Radio and Outdoor segments. The restructuring charges for the six months ended June 30, 2008 reflected severance costs recorded in the Television segment for $34.9 million, the Radio segment for $10.0 million and the Outdoor segment for $2.6 million. During the six months ended June 30, 2008, the Company paid $11.9 million of the Television charge, $7.4 million of the Radio charge and $.3 million of the Outdoor charge, leaving $27.9 million of the restructuring reserve remaining at June 30, 2008. The Company expects to substantially use these reserves by the end of 2009.

13) FAIR VALUE MEASUREMENTS

The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS 157, which prioritizes the inputs used in measuring fair value.

	Level 1(a)	Level 2(b)	Level 3	Total

Assets:
Investments	$310.1	$11.7	$—	$321.8

Total Assets	$310.1	$11.7	$—	$321.8

Liabilities:
Deferred compensation	$—	$119.2	$—	$119.2
Interest rate swaps	—	2.8	—	2.8
Foreign currency hedges	—	1.8	—	1.8

Total Liabilities	$—	$123.8	$—	$123.8

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The fair value of level 1 investments is determined based on publicly quoted market prices in active markets. The fair value of level 2 investments is determined by reference to market prices for similar securities. The fair value of interest rate swaps and foreign currency hedges is determined based on the present value of future cash flows using observable inputs, including interest rates, yield curves and foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

14) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. In connection with the CNET acquistion, the Company is combining its existing interactive businesses, which are currently reported in the Television segment, with those of CNET and realigning its management structure to create an expanded CBS Interactive business unit. Beginning in the third quarter of 2008, the Company will report a separate Interactive segment and prior-period results will be reclassified to conform to the new presentation. At June 30, 2008, the assets and liabilities of CNET have been included in Corporate.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues:
Television	$2,201.1	$2,163.0	$4,798.7	$4,736.0
Radio	416.4	463.4	779.9	860.9
Outdoor	598.1	554.2	1,095.0	1,016.5
Publishing	186.0	200.3	387.6	429.6
Eliminations	(7.9)	(6.0)	(13.4)	(10.3)

Total Revenues	$3,393.7	$3,374.9	$7,047.8	$7,032.7

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Segment OIBDA:
Television	$495.6	$549.5	$945.1	$948.5
Radio	158.6	187.3	280.9	351.7
Outdoor	153.6	168.3	255.1	268.5
Publishing	17.0	20.1	34.1	43.9
Corporate	(41.9)	(41.6)	(67.9)	(68.4)
Residual costs	(22.5)	(24.2)	(44.9)	(48.3)
Depreciation and amortization	(123.4)	(109.5)	(241.2)	(224.7)

Total Operating Income	637.0	749.9	1,161.2	1,271.2
Interest expense	(134.3)	(145.5)	(273.0)	(285.3)
Interest income	15.2	33.8	32.8	73.1
Other items, net	124.9	4.3	124.7	2.8

Earnings before income taxes, equity in loss of investee companies and minority interest	642.8	642.5	1,045.7	1,061.8
Provision for income taxes	(232.9)	(233.7)	(384.2)	(437.9)
Equity in loss of investee companies, net of tax	(1.2)	(4.9)	(8.4)	(6.8)
Minority interest, net of tax	(.3)	.1	(.4)	.4

Net Earnings	$408.4	$404.0	$652.7	$617.5

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Operating Income:
Television	$446.8	$506.1	$848.9	$856.2
Radio	150.7	179.4	265.7	336.2
Outdoor	92.4	115.3	136.5	162.3
Publishing	14.6	18.1	29.2	39.5
Corporate	(45.0)	(44.8)	(74.2)	(74.7)
Residual costs	(22.5)	(24.2)	(44.9)	(48.3)

Total Operating Income	$637.0	$749.9	$1,161.2	$1,271.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Depreciation and Amortization:
Television	$48.8	$43.4	$96.2	$92.3
Radio	7.9	7.9	15.2	15.5
Outdoor	61.2	53.0	118.6	106.2
Publishing	2.4	2.0	4.9	4.4
Corporate	3.1	3.2	6.3	6.3

Total Depreciation and Amortization	$123.4	$109.5	$241.2	$224.7

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Stock-based Compensation:
Television	$18.4	$14.8	$34.7	$25.1
Radio	5.6	5.0	9.4	8.4
Outdoor	2.0	1.2	3.5	2.3
Publishing	1.2	.9	2.2	1.6
Corporate	11.9	8.6	22.4	14.1

Total Stock-based Compensation	$39.1	$30.5	$72.2	$51.5

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Capital Expenditures:
Television	$59.7	$43.5	$95.7	$86.7
Radio	13.1	10.8	19.2	17.9
Outdoor	54.7	49.3	96.1	87.2
Publishing	3.3	3.1	5.1	4.1
Corporate	.6	4.8	4.1	10.7

Total Capital Expenditures	$131.4	$111.5	$220.2	$206.6

	At June 30, 2008	At December 31, 2007

Total Assets:
Television	$19,754.7	$20,410.2
Radio	9,560.5	9,568.8
Outdoor	7,969.3	7,670.3
Publishing	992.3	1,094.6
Corporate	3,049.4	1,754.3
Eliminations	(78.4)	(68.0)

Total Assets	$41,247.8	$40,430.2

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

	Statement of Operations For the Three Months Ended June 30, 2008

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$33.5	$23.7	$3,336.5	$—	$3,393.7

Expenses:
Operating	18.9	15.1	1,928.3	—	1,962.3
Selling, general and administrative	31.6	47.3	589.5	—	668.4
Restructuring charges	—	—	2.6	—	2.6
Depreciation and amortization	1.7	1.3	120.4	—	123.4

Total expenses	52.2	63.7	2,640.8	—	2,756.7

Operating income (loss)	(18.7)	(40.0)	695.7	—	637.0
Interest (expense) income, net	(143.6)	(68.7)	93.2	—	(119.1)
Other items, net	(3.5)	3.2	125.2	—	124.9

Earnings (loss) before income taxes, equity in earnings (loss) of investee companies and minority interest	(165.8)	(105.5)	914.1	—	642.8
Benefit (provision) for income taxes	65.6	41.7	(340.2)	—	(232.9)
Equity in earnings (loss) of investee companies, net of tax	508.6	243.8	(1.2)	(752.4)	(1.2)
Minority interest, net of tax	—	—	(.3)	—	(.3)

Net earnings	$408.4	$180.0	$572.4	$(752.4)	$408.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2008

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$69.1	$53.0	$6,925.7	$—	$7,047.8

Expenses:
Operating	39.0	38.1	4,271.5	—	4,348.6
Selling, general and administrative	62.4	80.7	1,106.2	—	1,249.3
Restructuring charges	3.7	—	43.8	—	47.5
Depreciation and amortization	3.5	2.5	235.2	—	241.2

Total expenses	108.6	121.3	5,656.7	—	5,886.6

Operating income (loss)	(39.5)	(68.3)	1,269.0	—	1,161.2
Interest (expense) income, net	(289.2)	(141.6)	190.6	—	(240.2)
Other items, net	34.0	13.0	77.7	—	124.7

Earnings (loss) before income taxes, equity in earnings (loss) of investee companies and minority interest	(294.7)	(196.9)	1,537.3	—	1,045.7
Benefit (provision) for income taxes	116.6	77.9	(578.7)	—	(384.2)
Equity in earnings (loss) of investee companies, net of tax	830.8	372.8	(8.4)	(1,203.6)	(8.4)
Minority interest, net of tax	—	—	(.4)	—	(.4)

Net earnings	$652.7	$253.8	$949.8	$(1,203.6)	$652.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended June 30, 2007

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$38.1	$16.6	$3,320.2	$—	$3,374.9

Expenses:
Operating	19.2	8.3	1,814.5	—	1,842.0
Selling, general and administrative	34.7	47.2	591.6	—	673.5
Depreciation and amortization	1.0	1.2	107.3	—	109.5

Total expenses	54.9	56.7	2,513.4	—	2,625.0

Operating income (loss)	(16.8)	(40.1)	806.8	—	749.9
Interest income (expense), net	(145.0)	(70.3)	103.6	—	(111.7)
Other items, net	(2.8)	3.1	4.0	—	4.3

Earnings (loss) before income taxes, equity in earnings (loss) of investee companies and minority interest	(164.6)	(107.3)	914.4	—	642.5
Benefit (provision) for income taxes	65.1	42.5	(341.3)	—	(233.7)
Equity in earnings (loss) of investee companies, net of tax	503.5	174.1	.9	(683.4)	(4.9)
Minority interest, net of tax	—	—	.1	—	.1

Net earnings	$404.0	$109.3	$574.1	$(683.4)	$404.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2007

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$75.5	$29.2	$6,928.0	$—	$7,032.7

Expenses:
Operating	38.5	16.6	4,182.7	—	4,237.8
Selling, general and administrative	67.6	80.3	1,151.1	—	1,299.0
Depreciation and amortization	2.4	2.1	220.2	—	224.7

Total expenses	108.5	99.0	5,554.0	—	5,761.5

Operating income (loss)	(33.0)	(69.8)	1,374.0	—	1,271.2
Interest income (expense), net	(292.9)	(139.2)	219.9	—	(212.2)
Other items, net	(15.7)	2.4	16.1	—	2.8

Earnings (loss) before income taxes, equity in earnings (loss) of investee companies and minority interest	(341.6)	(206.6)	1,610.0	—	1,061.8
Benefit (provision) for income taxes	135.1	81.8	(654.8)	—	(437.9)
Equity in earnings (loss) of investee companies, net of tax	824.0	302.3	(.6)	(1,132.5)	(6.8)
Minority interest, net of tax	—	—	.4	—	.4

Net earnings	$617.5	$177.5	$955.0	$(1,132.5)	$617.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At June 30, 2008
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$311.6	$.8	$501.5	$—	$813.9
Receivables, net	24.6	43.1	2,600.3	—	2,668.0
Programming and other inventory	4.7	7.3	623.7	—	635.7
Prepaid expenses and other current assets	67.6	80.0	1,017.7	(49.3)	1,116.0

Total current assets	408.5	131.2	4,743.2	(49.3)	5,233.6

Property and equipment	44.4	48.6	4,770.4	—	4,863.4
Less accumulated depreciation and amortization	10.8	22.2	1,803.1	—	1,836.1

Net property and equipment	33.6	26.4	2,967.3	—	3,027.3

Programming and other inventory	2.7	27.0	1,383.6	—	1,413.3
Goodwill	100.3	63.0	19,971.0	—	20,134.3
Intangible assets	641.2	—	9,302.3	—	9,943.5
Investments in consolidated subsidiaries	44,644.8	5,062.4	—	(49,707.2)	—
Other assets	110.4	56.6	1,328.8	—	1,495.8

Total Assets	$45,941.5	$5,366.6	$39,696.2	$(49,756.5)	$41,247.8

Liabilities and Stockholders' Equity
Accounts payable	$1.3	$8.6	$354.4	$—	$364.3
Participants' share and royalties payable	—	15.8	926.6	—	942.4
Program rights	4.3	8.0	769.5	—	781.8
Current portion of long-term debt	—	—	16.7	—	16.7
Accrued expenses and other current liabilities	607.4	269.2	1,768.2	(49.6)	2,595.2

Total current liabilities	613.0	301.6	3,835.4	(49.6)	4,700.4

Long-term debt	6,869.1	—	203.6	—	7,072.7
Other liabilities	1,842.9	1,561.0	4,141.3	.2	7,545.4
Intercompany payables	9,980.0	(6,373.1)	(8,717.9)	5,111.0	—
Minority interest	—	—	2.1	—	2.1
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,799.3	—	61,434.8	(61,434.8)	43,799.3
Retained earnings (deficit)	(13,562.8)	10,085.3	(18,071.6)	3,277.0	(18,272.1)
Accumulated other comprehensive income	92.6	.1	404.3	(404.4)	92.6

	30,329.9	10,208.2	45,031.6	(59,949.1)	25,620.6
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	26,636.5	9,877.1	40,231.7	(54,818.1)	21,927.2

Total Liabilities and Stockholders' Equity	$45,941.5	$5,366.6	$39,696.2	$(49,756.5)	$41,247.8

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(371.8)	$(89.4)	$2,083.6	$—	$1,622.4

Investing Activities:
Acquisitions, net of cash acquired	(1,763.7)	—	(122.5)	—	(1,886.2)
Capital expenditures	—	(4.1)	(216.1)	—	(220.2)
Investments in and advances to investee companies	—	—	(18.2)	—	(18.2)
Purchases of marketable securities	—	(20.8)	—	—	(20.8)
Proceeds from sales of marketable securities	—	10.0	—	—	10.0
Proceeds from dispositions	3.9	—	356.5	—	360.4
Net payments to Viacom Inc. related to the Separation	—	—	(2.9)	—	(2.9)
Other, net	(.8)	(7.0)	(3.0)	—	(10.8)

Net cash flow used for investing activities	(1,760.6)	(21.9)	(6.2)	—	(1,788.7)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(4.0)	—	(4.0)
Payment of capital lease obligations	—	—	(9.4)	—	(9.4)
Purchase of Company common stock	(44.7)	—	—	—	(44.7)
Dividends	(343.2)	—	—	—	(343.2)
Proceeds from exercise of stock options	31.2	—	—	—	31.2
Excess tax benefit from stock-based compensation	3.4	—	—	—	3.4
Increase (decrease) in intercompany payables	2,064.4	111.3	(2,175.7)	—	—

Net cash flow provided by (used for) financing activities	1,711.1	111.3	(2,189.1)	—	(366.7)

Net decrease in cash and cash equivalents	(421.3)	—	(111.7)	—	(533.0)
Cash and cash equivalents at beginning of period	732.9	.8	613.2	—	1,346.9

Cash and cash equivalents at end of period	$311.6	$.8	$501.5	$—	$813.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(527.1)	$(137.1)	$2,194.2	$—	$1,530.0

Investing Activities:
Acquisitions, net of cash acquired	—	—	(309.6)	—	(309.6)
Capital expenditures	—	(10.7)	(195.9)	—	(206.6)
Investments in and advances to investee companies	(.1)	—	(43.7)	—	(43.8)
Proceeds from dispositions	296.0	—	9.6	—	305.6
Net receipts from Viacom Inc. related to the Separation	170.0	—	42.2	—	212.2
Other, net	(.8)	—	—	—	(.8)

Net cash flow provided by (used for) investing activities	465.1	(10.7)	(497.4)	—	(43.0)

Financing Activities:
Borrowing from banks, including commercial paper, net	—	—	1.9	—	1.9
Payment of capital lease obligations	—	—	(8.2)	—	(8.2)
Proceeds from issuance of notes	678.0	—	—	—	678.0
Repayments of notes	(660.0)	—	—	—	(660.0)
Purchase of Company Common Stock	(186.0)	—	(1,416.1)	—	(1,602.1)
Dividends	(313.9)	—	—	—	(313.9)
Proceeds from exercise of stock options	131.7	—	—	—	131.7
Excess tax benefit from stock-based compensation	7.8	—	—	—	7.8
Increase (decrease) in intercompany payables	1,348.3	150.0	(1,498.3)	—	—

Net cash flow provided by (used for) financing activities	1,005.9	150.0	(2,920.7)	—	(1,764.8)

Net increase (decrease) in cash and cash equivalents	943.9	2.2	(1,223.9)	—	(277.8)
Cash and cash equivalents at beginning of period	1,543.8	.5	1,530.3	—	3,074.6

Cash and cash equivalents at end of period	$2,487.7	$2.7	$306.4	$—	$2,796.8

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

CNET Acquisition

On June 30, 2008, the Company completed the acquisition of all of the outstanding shares of CNET Networks, Inc. ("CNET") common stock for $11.50 per share, for a total of $1.8 billion in cash. The Company is combining its existing interactive businesses, which are currently reported in the Television segment, with those of CNET and realigning its management structure to create an expanded CBS Interactive business unit. Beginning in the third quarter of 2008, the Company will report a separate Interactive segment and prior-period results will be reclassified to conform to the new presentation.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2008 versus Three and Six Months Ended June 30, 2007

Revenues

The following tables present the Company's consolidated revenues by type, net of intercompany eliminations, for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
		Percentage		Percentage	Increase/(Decrease)
Revenues by Type	2008	of Total	2007	of Total	$	%

Advertising sales	$2,359.3	70%	$2,435.0	72%	$(75.7)	(3)%
Television license fees	368.5	11	272.9	8	95.6	35
Affiliate revenues	294.5	9	279.5	8	15.0	5
Publishing	186.0	5	200.3	6	(14.3)	(7)
Other	185.4	5	187.2	6	(1.8)	(1)

Total Revenues	$3,393.7	100%	$3,374.9	100%	$18.8	1%

	Six Months Ended June 30,
		Percentage		Percentage	Increase/(Decrease)
Revenues by Type	2008	of Total	2007	of Total	$	%

Advertising sales	$4,772.2	68%	$5,130.2	73%	$(358.0)	(7)%
Television license fees	975.1	14	600.2	8	374.9	62
Affiliate revenues	587.0	8	556.2	8	30.8	6
Publishing	387.6	5	429.6	6	(42.0)	(10)
Other	325.9	5	316.5	5	9.4	3

Total Revenues	$7,047.8	100%	$7,032.7	100%	$15.1	—%

Advertising sales decreased $75.7 million, or 3%, to $2.36 billion for the three months ended June 30, 2008 principally reflecting weakness in the television and radio stations advertising markets and lower primetime ratings, partially offset by higher Outdoor advertising sales and the timing of the Semifinals of the NCAA Men's Basketball Tournament, which aired in the second quarter of 2008 versus the first quarter of 2007. Advertising sales decreased $358.0 million, or 7%, to $4.77 billion for the six months ended June 30, 2008 principally reflecting the absence of the 2007 telecast of Super Bowl XLI on CBS Television Network, weakness in the television and radio station advertising markets, lower primetime ratings and the impact of television and radio station divestitures, partially offset by growth at Outdoor.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Television license fees increased $95.6 million, or 35%, to $368.5 million for the three months ended June 30, 2008 and increased $374.9 million, or 62%, to $975.1 million for the six months ended June 30, 2008, principally due to higher syndication sales resulting from both the impact of the new international self-distribution arrangement for the CSI franchise, which was previously distributed by a third-party, and higher international syndication sales. For the six-month period, the increase also reflected the second-cycle syndication sale of Everybody Loves Raymond.

Affiliate revenues increased $15.0 million, or 5%, to $294.5 million for the three months ended June 30, 2008 and increased $30.8 million, or 6%, to $587.0 million for the six months ended June 30, 2008, driven by rate increases and subscriber growth at Showtime Networks and CBS College Sports Network.

Publishing revenues decreased $14.3 million, or 7%, to $186.0 million for the three months ended June 30, 2008 and decreased $42.0 million, or 10%, to $387.6 million for the six months ended June 30, 2008, primarily reflecting lower sales in the Adult group.

Other revenues, which include home entertainment revenues, digital media revenues and other ancillary fees for Television, Radio and Outdoor operations, decreased $1.8 million, or 1%, to $185.4 million for the three months ended June 30, 2008 and increased $9.4 million, or 3%, to $325.9 million for the six months ended June 30, 2008.

International Revenues

The Company generated approximately 16% and 17% of its total revenues from international regions for the three and six months ended June 30, 2008, respectively, and 12% for both the three and six months ended June 30, 2007. The increase in international revenues for the second quarter and first half of 2008 principally reflected the impact of the new international self-distribution arrangement for the CSI franchise.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type, net of intercompany eliminations, for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
Operating Expenses by Type		Percentage of Total		Percentage of Total	Increase/(Decrease)
	2008		2007		$	%

Programming	$705.4	36%	$666.4	36%	$39.0	6%
Production	570.9	29	538.5	29	32.4	6
Outdoor operations	332.3	17	294.4	16	37.9	13
Publishing operations	121.0	6	130.4	7	(9.4)	(7)
Other	232.7	12	212.3	12	20.4	10

Total Operating Expenses	$1,962.3	100%	$1,842.0	100%	$120.3	7%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
Operating Expenses by Type		Percentage of Total		Percentage of Total	Increase/(Decrease)
	2008		2007		$	%

Programming	$1,766.9	41%	$1,830.5	43%	$(63.6)	(3)%
Production	1,248.7	29	1,123.0	27	125.7	11
Outdoor operations	628.7	14	565.2	13	63.5	11
Publishing operations	256.6	6	286.6	7	(30.0)	(10)
Other	447.7	10	432.5	10	15.2	4

Total Operating Expenses	$4,348.6	100%	$4,237.8	100%	$110.8	3%

For the three months ended June 30 2008, operating expenses increased $120.3 million, or 7%, to $1.96 billion. For the six months ended June 30, 2008, operating expenses increased $110.8 million, or 3%, to $4.35 billion.

Programming expenses for the three months ended June 30, 2008 increased $39.0 million, or 6%, to $705.4 million primarily reflecting higher costs due to the timing of the Semifinals of the NCAA Men's Basketball Tournament, which aired during the second quarter of 2008 versus the first quarter of 2007, partially offset by lower primetime programming costs. For the six months ended June 30, 2008, programming expenses decreased $63.6 million, or 3%, to $1.77 billion principally reflecting lower costs resulting from the absence of the telecast of Super Bowl XLI which aired on CBS Television Network during the first quarter of 2007, partially offset by higher cable programming costs for original series.

Production expenses for the three months ended June 30, 2008 increased $32.4 million, or 6%, to $570.9 million and for the six months ended June 30, 2008 increased $125.7 million, or 11%, to $1.25 billion principally due to higher costs associated with higher syndication sales, including the impact of the new international self-distribution arrangement for the CSI franchise, partially offset by lower costs due to the cancellation of certain television series and fewer pilots produced in 2008.

Outdoor operations expenses for the three months ended June 30, 2008 increased $37.9 million, or 13%, to $332.3 million and for the six months ended June 30, 2008 increased $63.5 million, or 11%, to $628.7 million, primarily due to the impact of foreign exchange rate changes and higher billboard lease and transit costs.

Publishing operations expenses for the three months ended June 30, 2008 decreased $9.4 million, or 7%, to $121.0 million and for the six months ended June 30, 2008 decreased $30.0 million, or 10%, to $256.6 million principally reflecting lower royalty expenses driven by the decrease in revenues and the mix of titles.

Other operating expenses for the three months ended June 30, 2008 increased $20.4 million, or 10%, to $232.7 million and for the six months ended June 30, 2008 increased $15.2 million, or 4%, to $447.7 million, primarily reflecting increased costs associated with digital media. The increase for the second quarter also reflected higher marketing costs relating to the timing of the Semifinals of the NCAA Men's Basketball Tournament.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $5.1 million, or 1%, to $668.4 million for the three months ended June 30, 2008 primarily due to lower employee-related expenses and

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

promotion costs reflecting cost-saving initiatives implemented at the television and radio stations, partially offset by higher stock-based compensation expense, increased advertising and marketing costs for original cable series and the unfavorable impact of foreign exchange rate changes. For the six months ended June 30, 2008, SG&A expenses decreased $49.7 million, or 4%, to $1.25 billion primarily reflecting the settlement of an international receivable claim, lower costs resulting from cost-saving initiatives and lower expenses due to the divestitures of television and radio stations, partially offset by higher stock-based compensation expense and the unfavorable impact of foreign exchange rate changes. Pension and postretirement benefits costs decreased $2.7 million to $34.8 million for the second quarter of 2008 and decreased $5.3 million to $69.6 million for the six-month period versus the comparable prior-year periods. SG&A expenses as a percentage of revenues for the three and six months ended June 30, 2008 of 20% and 18%, respectively, remained flat as compared to the same prior-year periods.

Restructuring Charges

During the three and six months ended June 30, 2008, the Company recorded restructuring charges of $2.6 million and $47.5 million, respectively, associated with reducing headcount in the Television, Radio and Outdoor segments. The restructuring charges for the six months ended June 30, 2008 reflected severance costs recorded in the Television segment for $34.9 million, the Radio segment for $10.0 million and the Outdoor segment for $2.6 million. During the six months ended June 30, 2008, the Company paid $11.9 million of the Television charge, $7.4 million of the Radio charge and $.3 million of the Outdoor charge, leaving $27.9 million of the restructuring reserve remaining at June 30, 2008. The Company expects to substantially use these reserves by the end of 2009.

Depreciation and Amortization

For the three months ended June 30, 2008, depreciation and amortization increased 13% to $123.4 million and for the six months ended June 30, 2008, depreciation and amortization increased 7% to $241.2 million, principally reflecting higher depreciation resulting from higher capital expenditures at Outdoor and higher amortization associated with interactive businesses.

Interest Expense

For the three months ended June 30, 2008, interest expense decreased to $134.3 million from $145.5 million and for the six months ended June 30, 2008, interest expense decreased to $273.0 million from $285.3 million principally due to lower interest rates and the timing of the 2007 refinancing of $700.0 million of senior notes. The Company had $7.09 billion and $7.02 billion of principal amounts of debt outstanding (including current maturities) at June 30, 2008 and 2007, respectively, each at a weighted average interest rate of 7.1%.

Interest Income

For the three months ended June 30, 2008, interest income decreased $18.6 million to $15.2 million and for the six months ended June 30, 2008, interest income decreased $40.3 million to $32.8 million due to lower average cash balances resulting from the two accelerated share repurchase transactions executed during 2007 and lower interest rates.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, Net

For the three months ended June 30, 2008, "Other items, net" of $124.9 million consisted of a gain of $127.2 million on the sale of the Company's investment in Sundance Channel and foreign exchange gains of $1.2 million partially offset by losses of $3.5 million associated with securitizing accounts receivables. "Other items, net" of $124.7 million for the six months ended June 30, 2008 consisted of the gain of $127.2 million on the sale of the investment in Sundance Channel and foreign exchange gains of $5.2 million partially offset by losses of $7.7 million associated with securitizing accounts receivable.

For the three months ended June 30, 2007, "Other items, net" of $4.3 million principally reflected a pre-tax gain of $9.2 million on television and radio station divestitures and a gain of $2.4 million on the sale of an investment partially offset by losses of $7.8 million associated with securitizing trade receivables. "Other items, net" of $2.8 million for the six months ended June 30, 2007 principally reflected a pre-tax gain of $12.6 million on television and radio station divestitures, foreign exchange gains of $3.4 million and a gain of $2.4 million on the sale of an investment partially offset by losses of $15.5 million associated with securitizing trade receivables.

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes, equity in loss of investee companies and minority interest. The provision for income taxes was $232.9 million and $233.7 million for the three months ended June 30, 2008 and 2007, respectively, and $384.2 million and $437.9 million for the six months ended June 30, 2008 and 2007, respectively. For the second quarter of 2008, the Company's effective income tax rate decreased to 36.2% from 36.4% for the second quarter of 2007. For the six months ended June 30, 2008, the Company's effective income tax rate decreased to 36.7% from 41.2% for the same prior-year period, reflecting the tax impact of 2007 station divestitures and a lower foreign effective income tax rate in 2008. The provision for income taxes for the three and six months ended June 30, 2007 included net tax provisions of $6.2 million and $49.7 million, respectively, related to station divestitures.

The Company currently anticipates the 2008 annual effective income tax rate to be approximately 37%.

Equity in Loss of Investee Companies, Net of Tax

Equity in loss of investee companies, net of tax, reflects the operating results of the Company's equity investments. For the three months ended June 30, 2008, equity in loss of investee companies, net of tax, decreased $3.7 million to a loss of $1.2 million and for the six months ended June 30, 2008, equity in loss of investee companies, net of tax, increased $1.6 million to a loss of $8.4 million.

Minority Interest, Net of Tax

Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings

The Company reported net earnings of $408.4 million for the three months ended June 30, 2008 versus $404.0 million for the three months ended June 30, 2007 and net earnings of $652.7 million for the six months ended June 30, 2008 versus net earnings of $617.5 million for the six months ended June 30, 2007.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income before depreciation and amortization ("Segment OIBDA"), operating income, and depreciation and amortization by segment, for the three and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues:
Television	$2,201.1	$2,163.0	$4,798.7	$4,736.0
Radio	416.4	463.4	779.9	860.9
Outdoor	598.1	554.2	1,095.0	1,016.5
Publishing	186.0	200.3	387.6	429.6
Eliminations	(7.9)	(6.0)	(13.4)	(10.3)

Total Revenues	$3,393.7	$3,374.9	$7,047.8	$7,032.7

Segment OIBDA(a):
Television	$495.6	$549.5	$945.1	$948.5
Radio	158.6	187.3	280.9	351.7
Outdoor	153.6	168.3	255.1	268.5
Publishing	17.0	20.1	34.1	43.9
Corporate	(41.9)	(41.6)	(67.9)	(68.4)
Residual costs	(22.5)	(24.2)	(44.9)	(48.3)
Depreciation and amortization	(123.4)	(109.5)	(241.2)	(224.7)

Total Operating Income	$637.0	$749.9	$1,161.2	$1,271.2

Operating Income:
Television	$446.8	$506.1	$848.9	$856.2
Radio	150.7	179.4	265.7	336.2
Outdoor	92.4	115.3	136.5	162.3
Publishing	14.6	18.1	29.2	39.5
Corporate	(45.0)	(44.8)	(74.2)	(74.7)
Residual costs	(22.5)	(24.2)	(44.9)	(48.3)

Total Operating Income	$637.0	$749.9	$1,161.2	$1,271.2

Depreciation and Amortization:
Television	$48.8	$43.4	$96.2	$92.3
Radio	7.9	7.9	15.2	15.5
Outdoor	61.2	53.0	118.6	106.2
Publishing	2.4	2.0	4.9	4.4
Corporate	3.1	3.2	6.3	6.3

Total Depreciation and Amortization	$123.4	$109.5	$241.2	$224.7

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

(Contributed 65% and 68% to consolidated revenues for the three and six months ended June 30, 2008 versus 64% and 67% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues	$2,201.1	$2,163.0	$4,798.7	$4,736.0

OIBDA	$495.6	$549.5	$945.1	$948.5
Depreciation and amortization	(48.8)	(43.4)	(96.2)	(92.3)

Operating income	$446.8	$506.1	$848.9	$856.2

OIBDA as a % of revenues	23%	25%	20%	20%
Operating income as a % of revenues	20%	23%	18%	18%
Restructuring charges	$—	$—	$34.9	$—
Capital expenditures	$59.7	$43.5	$95.7	$86.7

Three months ended June 30, 2008 and 2007

For the three months ended June 30, 2008, Television revenues increased 2% to $2.20 billion from $2.16 billion for the same prior-year period primarily due to higher television license fees and affiliate revenues, partially offset by lower advertising sales. Television license fees increased 35% for the second quarter of 2008 reflecting higher syndication sales due to the impact of the new international self-distribution arrangement for the CSI franchise, which was previously distributed by a third party, and higher international syndication sales. Affiliate revenues increased 5% driven by rate increases and subscriber growth at Showtime Networks and CBS College Sports Network. Advertising sales decreased 6% primarily reflecting weakness in the television stations advertising market and lower primetime ratings, partially offset by the timing of the Semifinals of the NCAA Men's Basketball Tournament, which aired in the second quarter of 2008 versus the first quarter of 2007.

For the three months ended June 30, 2008, Television operating income decreased 12% to $446.8 million and OIBDA decreased 10% to $495.6 million primarily due to lower advertising sales partially offset by higher profits from syndication sales, principally from the CSI franchise, and higher affiliate revenues. Television results included stock-based compensation expense of $18.4 million for the three months ended June 30, 2008 versus $14.8 million for the same prior-year period.

Six months ended June 30, 2008 and 2007

For the six months ended June 30, 2008, Television revenues increased 1% to $4.80 billion from $4.74 billion for the same prior-year period primarily due to higher television license fees and affiliate revenues, partially offset by lower advertising sales. Television license fees increased 62% principally due to higher domestic and international syndication sales including the impact of the new international self-distribution arrangement for the CSI franchise, which was previously distributed by a third party, and the second cycle syndication sale of Everybody Loves Raymond. Affiliate revenues increased 6% driven by rate increases and subscriber growth at Showtime Networks and CBS College Sports

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Network. Advertising sales decreased 11% primarily reflecting the absence of the 2007 telecast of Super Bowl XLI on CBS Television Network, weakness in the television stations advertising market and lower primetime ratings.

For the six months ended June 30, 2008, Television operating income decreased 1% to $848.9 million and OIBDA decreased $3.4 million to $945.1 million primarily due to lower advertising sales and restructuring charges of $34.9 million incurred during the first quarter of 2008, partially offset by higher profits from syndication sales, principally from the CSI franchise, and higher affiliate revenues. Television results included stock-based compensation expense of $34.7 million for the six months ended June 30, 2008 versus $25.1 million for the same prior-year period.

Dispositions

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185 million in cash.

Radio (CBS Radio)

(Contributed 12% and 11% to consolidated revenues for the three and six months ended June 30, 2008 versus 14% and 12% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues	$416.4	$463.4	$779.9	$860.9

OIBDA	$158.6	$187.3	$280.9	$351.7
Depreciation and amortization	(7.9)	(7.9)	(15.2)	(15.5)

Operating income	$150.7	$179.4	$265.7	$336.2

OIBDA as a % of revenues	38%	40%	36%	41%
Operating income as a % of revenues	36%	39%	34%	39%
Restructuring charges	$—	$—	$10.0	$—
Capital expenditures	$13.1	$10.8	$19.2	$17.9

Three Months Ended June 30, 2008 and 2007

For the three months ended June 30, 2008 Radio revenues decreased 10% to $416.4 million from $463.4 million for the same prior-year period reflecting weakness in the radio advertising market and the impact of radio station divestitures. The station divestitures negatively impacted the Radio revenue comparison by 2% for the three months ended June 30, 2008.

For the three months ended June 30, 2008, Radio operating income decreased 16% to $150.7 million and OIBDA decreased 15% to $158.6 million due to lower advertising sales and the absence of profits from divested stations partially offset by lower employee-related expenses and marketing and promotion costs reflecting the implementation of restructuring plans and cost-saving initiatives. Radio results included stock-based compensation expense of $5.6 million for the three months ended June 30, 2008 versus $5.0 million for the same prior-year period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On July 31, 2008, the Company announced its intention to divest approximately 50 of its radio stations in 12 mid-size markets.

Six Months Ended June 30, 2008 and 2007

For the six months ended June 30, 2008 Radio revenues decreased 9% to $779.9 million from $860.9 million for the same prior-year period reflecting weakness in the radio advertising market and the impact of radio station divestitures. The station divestitures negatively impacted the Radio revenue comparison by 2% for the six months ended June 30, 2008. These decreases were partially offset by the recognition of $10.4 million of revenue associated with the Company's former agreements with Westwood One, Inc. ("Westwood One") which were terminated, modified and/or extended in the first quarter of 2008.

For the six months ended June 30, 2008, Radio operating income decreased 21% to $265.7 million and OIBDA decreased 20% to $280.9 million due to lower advertising sales, the absence of profits from divested stations and restructuring charges of $10.0 million incurred during the first quarter of 2008. These decreases were partially offset by the aforementioned $10.4 million of revenue from Westwood One. Radio results included stock-based compensation expense of $9.4 million for the six months ended June 30, 2008 versus $8.4 million for the same prior-year period.

Outdoor (CBS Outdoor)

(Contributed 18% and 16% to consolidated revenues for the three and six months ended June 30, 2008 versus 16% and 14% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues	$598.1	$554.2	$1,095.0	$1,016.5

OIBDA	$153.6	$168.3	$255.1	$268.5
Depreciation and amortization	(61.2)	(53.0)	(118.6)	(106.2)

Operating income	$92.4	$115.3	$136.5	$162.3

OIBDA as a % of revenues	26%	30%	23%	26%
Operating income as a % of revenues	15%	21%	12%	16%
Restructuring charges	$2.6	$—	$2.6	$—
Capital expenditures	$54.7	$49.3	$96.1	$87.2

Three Months Ended June 30, 2008 and 2007

For the three months ended June 30, 2008, Outdoor revenues increased 8% to $598.1 million from $554.2 million for the same prior-year period reflecting growth of 18% in International (which is comprised of Europe, Asia and South America) and 2% in North America (which is comprised of the United States, Canada and Mexico). The revenue growth in International was led by favorable foreign exchange rate changes, growth in the U.K. and France, and the acquisition of International Outdoor Advertising Group ("IOA"). The revenue growth in North America reflected growth of 2% in the U.S. transit and display business, 4% in Canada and 6% in Mexico. Revenue growth in North America was negatively impacted by the non-renewal of two major municipal contracts in Toronto and San Francisco,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

which reduced the revenue growth in North America by 2% for the quarter. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $22 million for the three months ended June 30, 2008. Approximately 50% and 47% of Outdoor revenues were generated from regions outside the United States for the three months ended June 30, 2008 and 2007, respectively.

For the three months ended June 30, 2008, Outdoor operating income decreased 20% to $92.4 million and OIBDA decreased 9% to $153.6 million driven by declines in North America. North America operating income decreased 18% to $79.7 million and North America OIBDA decreased 12% to $126.7 million due to higher billboard lease and transit costs, the aforementioned non-renewal of municipal contracts and $2.6 million of restructuring charges incurred during the second quarter of 2008. International OIBDA increased 9% to $26.9 million driven by the revenue growth partially offset by higher transit costs. International operating income decreased 29% to $12.7 million due to higher depreciation expense associated with recent capital expenditures. Outdoor results included stock-based compensation expense of $2.0 million for the three months ended June 30, 2008 versus $1.2 million for the same prior-year period.

Six Months Ended June 30, 2008 and 2007

For the six months ended June 30, 2008, Outdoor revenues increased 8% to $1.10 billion from $1.02 billion for the same prior-year period reflecting growth of 17% in International and 2% in North America. The revenue growth in International was led by favorable foreign exchange rate changes, growth in the U.K. and France, and the acquisition of IOA. The revenue growth in North America reflected growth of 1% in the U.S. transit and display business, 1% in the U.S. billboards business, 7% in Canada and 8% in Mexico. Revenue growth in North America was negatively impacted by the non-renewal of two major municipal contracts in Toronto and San Francisco, which reduced the revenue growth in North America by 2% for the first half of 2008. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $41 million for the six months ended June 30, 2008. Approximately 50% and 47% of Outdoor revenues were generated from regions outside the United States for the six months ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, Outdoor operating income decreased 16% to $136.5 million and OIBDA decreased 5% to $255.1 million driven by declines in North America. North America operating income decreased 14% to $124.7 million and North America OIBDA decreased 8% to $218.0 million due to higher billboard lease and transit costs and the aforementioned non-renewal of municipal contracts. International OIBDA increased 17% to $37.1 million driven by the revenue growth partially offset by higher transit costs. International operating income decreased 30% to $11.8 million due to higher depreciation expense associated with recent capital expenditures. Outdoor results included stock-based compensation expense of $3.5 million for the six months ended June 30, 2008 versus $2.3 million for the same prior-year period.

Acquisitions

On April 23, 2008, the Company acquired IOA, the leading out-of-home advertising company in South America, for $111.6 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 5% to consolidated revenues for both the three and six months ended June 30, 2008 versus 6% for each of the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues	$186.0	$200.3	$387.6	$429.6

OIBDA	$17.0	$20.1	$34.1	$43.9
Depreciation and amortization	(2.4)	(2.0)	(4.9)	(4.4)

Operating income	$14.6	$18.1	$29.2	$39.5

OIBDA as a % of revenues	9%	10%	9%	10%
Operating income as a % of revenues	8%	9%	8%	9%
Capital expenditures	$3.3	$3.1	$5.1	$4.1

Three Months Ended June 30, 2008 and 2007

For the three months ended June 30, 2008, Publishing revenues decreased 7% to $186.0 million as best-selling titles in the second quarter of 2008, including The Broken Window by Jeffery Deaver and Chasing Harry Winston by Lauren Weisberger, did not match contributions from prior year titles, which included Blaze by Stephen King writing as Richard Bachman, and The Secret by Rhonda Byrne.

For the three months ended June 30, 2008, Publishing operating income decreased 19% to $14.6 million and OIBDA decreased 15% to $17.0 million. These decreases reflected the decline in revenues partially offset by lower royalty expenses. Publishing results included stock-based compensation expense of $1.2 million for the three months ended June 30, 2008 versus $.9 million for the same prior-year period.

Six Months Ended June 30, 2008 and 2007

For the six months ended June 30, 2008, Publishing revenues decreased 10% to $387.6 million due principally to lower sales in the Adult group, as best-selling titles in the first half of 2008, including Duma Key by Stephen King, Where Are You Now? by Mary Higgins Clark and Change of Heart by Jodi Picoult did not match the success of prior year titles, led by The Secret by Rhonda Byrne.

For the six months ended June 30, 2008, Publishing operating income decreased 26% to $29.2 million and OIBDA decreased 22% to $34.1 million. These decreases reflected the decline in revenues partially offset by lower royalty expenses, production costs and selling and advertising expenses which were driven by the revenue decline and the mix of titles. Publishing results included stock-based compensation expense of $2.2 million for the six months ended June 30, 2008 versus $1.6 million for the same prior-year period.

Financial Position

Current assets decreased $797.3 million to $5.23 billion at June 30, 2008 from $6.03 billion at December 31, 2007 primarily due to decreases in cash and cash equivalents and programming and other inventory. The decrease in cash and cash equivalents of $533.0 million principally reflected cash

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

used for the acquisitions of CNET and IOA, dividends and capital expenditures, partially offset by cash flows generated from operations and dispositions. The decrease in programming and other inventory reflected the timing of investments in programming. The allowance for doubtful accounts as a percentage of receivables was 5.0% at June 30, 2008 and December 31, 2007.

Net property and equipment of $3.03 billion at June 30, 2008 increased $105.8 million from $2.92 billion at December 31, 2007, primarily reflecting capital expenditures of $220.2 million and acquisitions of $90.5 million, primarily CNET, partially offset by depreciation expense of $189.8 million.

Goodwill increased $1.68 billion to $20.13 billion at June 30, 2008 from $18.45 billion at December 31, 2007, primarily reflecting the acquisitions of CNET and IOA.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $137.8 million to $9.94 billion at June 30, 2008 from $10.08 billion at December 31, 2007, primarily due to television station divestitures of $98.9 million and amortization expense of $51.4 million.

Current liabilities increased $295.8 million to $4.70 billion at June 30, 2008 from $4.40 billion at December 31, 2007, primarily due to the impact of the new international self-distribution arrangement for the CSI franchise and an advance payment received from a third party distributor for home entertainment products.

Cash Flows

Cash and cash equivalents decreased by $533.0 million for the six months ended June 30, 2008. The change in cash and cash equivalents was as follows:

	Six Months Ended June 30,

	2008	2007

Cash provided by operating activities	$1,622.4	$1,530.0
Cash used for investing activities	(1,788.7)	(43.0)
Cash used for financing activities	(366.7)	(1,764.8)

Net decrease in cash and cash equivalents	$(533.0)	$(277.8)

Operating Activities.    Cash provided by operating activities of $1.62 billion for the six months ended June 30, 2008 increased $92.4 million, or 6%, from $1.53 billion for the same prior-year period primarily due lower income tax and television production payments in 2008, partially offset by lower advertising revenues.

Cash paid for income taxes for the six months ended June 30, 2008 was $195.8 million versus $373.9 million for the six months ended June 30, 2007. Cash taxes for 2008 are currently anticipated to be in the range of $475 million to $525 million.

Investing Activities.    Cash used for investing activities of $1.79 billion for the six months ended June 30, 2008 principally reflected acquisitions of $1.89 billion, primarily consisting of the acquisitions of CNET and IOA, and capital expenditures of $220.2 million. These increases were partially offset by proceeds from dispositions of $360.4 million, primarily consisting of television station divestitures and the sale of the Company's investment in Sundance Channel. Cash used for investing activities of $43.0 million for

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the six months ended June 30, 2007 principally reflected acquisitions of $309.6 million, primarily consisting of the acquisitions of Last.fm, MaxPreps and outdoor advertising properties, capital expenditures of $206.6 million and the investment in several new interactive initiatives. These increases were partially offset by proceeds from dispositions of $305.6 million, primarily from radio station divestitures, and net receipts of $212.2 million from Viacom Inc. relating to the Separation.

Financing Activities.    Cash used for financing activities of $366.7 million for the six months ended June 30, 2008 principally reflected dividend payments of $343.2 million and the purchase of Company Common Stock for $44.7 million, partially offset by proceeds from the exercise of stock options of $31.2 million. Cash used for financing activities of $1.76 billion for the six months ended June 30, 2007 principally reflected the purchase of Company Common Stock for $1.60 billion, the repayment of notes of $660.0 million and dividend payments of $313.9 million, partially offset by net proceeds from the issuance of senior notes of $678.0 million and proceeds from the exercise of stock options of $131.7 million.

Cash Dividends

On April 29, 2008, the Company announced an increase in the quarterly cash dividend of 8% from $.25 to $.27 per share on its Class A and Class B Common Stock payable on July 1, 2008. The total dividend was $184.3 million of which $181.1 million was paid on July 1, 2008 and $3.2 million was accrued to be paid upon vesting of restricted stock units ("RSUs") and restricted shares. During the second quarter of 2008, the Company paid $174.4 million for the dividend declared on February 21, 2008 and for dividend payments on RSUs and restricted shares that vested during the second quarter of 2008.

Purchase of Company Stock

In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 accelerated share repurchase transaction.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure

The following table sets forth the Company's long-term debt:

	At June 30, 2008	At December 31, 2007

Notes payable to banks	$5.9	$5.3
Senior debt (4.625% – 8.875% due 2010 – 2056)(a)	7,016.4	7,015.7
Other notes	1.1	.8
Obligations under capital leases	109.0	108.9

Total debt	7,132.4	7,130.7
Less discontinued operations debt(b)	43.0	43.0

Total debt from continuing operations	7,089.4	7,087.7
Less current portion	16.7	19.1

Total long-term debt from continuing operations, net of current portion	$7,072.7	$7,068.6

    (a)
    As of June 30, 2008 and December 31, 2007, the senior debt balances included (i) a net unamortized premium of $24.7 million and $26.2 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $2.8 million and $5.0 million, respectively.

    (b)
    Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

Credit Facility

As of June 30, 2008, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At June 30, 2008, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of June 30, 2008, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.78 billion.

Accounts Receivable Securitization Program

As of June 30, 2008, the Company had $550.0 million outstanding under its revolving accounts receivable securitization program. The program results in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheet. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of June 30, 2008, the Company was in compliance with the required ratios under the receivable securitization program.

During the six months ended June 30, 2008 and 2007, proceeds from collections of securitized accounts receivables of $1.43 billion and $1.40 billion, respectively, were reinvested in the revolving receivable

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

securitization program. The net loss associated with securitizing the program's accounts receivables was $3.5 million and $7.7 million for the three and six months ended June 30, 2008, respectively, and $7.8 million and $15.5 million for the three and six months ended June 30, 2007, respectively.

Liquidity and Capital Resources

The Company believes that its operating cash flows ($1.62 billion for the six months ended June 30, 2008), cash and cash equivalents ($813.9 million at June 30, 2008), borrowing capacity under its committed bank facility (which consisted of an unused revolving Credit Facility of $2.78 billion at June 30, 2008), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments, and dividend and other financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film programming, and talent contracts will come primarily from cash flow from operations.

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

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2008,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the outstanding letters of credit and surety bonds approximated $462.3 million and are not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a Super Bowl half-time show by the Company's television stations. In May 2006, the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. In July 2008, the court vacated the FCC's order to have the Company pay the forfeiture and remanded the case to the FCC.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2008, the Company had pending approximately 73,940 asbestos claims, as compared with approximately 72,120 as of December 31, 2007 and approximately 72,890 as of June 30, 2007. Of the claims pending as of June 30, 2008, approximately 41,550 were pending in state courts, 28,620 in federal courts and, additionally, approximately 3,770 were third party claims pending in state courts. During the second quarter of 2008, the Company received approximately 1,770 new claims and closed or moved to an inactive docket approximately 700 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2007 and 2006 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.5 million and $5.7 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at June 30, 2008. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At June 30, 2008, NAI beneficially owned CBS Corp. Class A

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Common Stock representing approximately 80% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $99.3 million and $86.0 million for the three months ended June 30, 2008 and 2007, respectively, and $145.4 million and $131.6 million for the six months ended June 30, 2008 and 2007, respectively.

CBS Corp., through Showtime Networks, pays license fees to Viacom Inc., primarily Paramount Pictures, for motion picture programming. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total amounts from these transactions were $8.3 million and $36.8 million for the three months ended June 30, 2008 and 2007, respectively, and $12.1 million and $83.8 million for the six months ended June 30, 2008 and 2007, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets:

	At June 30, 2008	At December 31, 2007

Amounts due from Viacom Inc.
Receivables	$115.0	$114.8
Other assets (Receivables, noncurrent)	159.4	207.3

Total amounts due from Viacom Inc.	$274.4	$322.1

Amounts due to Viacom Inc.
Accounts payable	$9.5	$4.7
Program rights	85.8	74.3
Other liabilities (Program rights, noncurrent)	11.4	24.3

Total amounts due to Viacom Inc.	$106.7	$103.3

Other Related Parties    The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $11.0 million and $15.9 million for the three months ended June 30, 2008 and 2007, respectively, and $24.7 million and $48.8 million for the six months ended June 30, 2008 and 2007, respectively.

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

Recent Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161") effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company is currently evaluating the impact of the adoption of SFAS 161 on the consolidated financial statements.

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

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

The following updates the corresponding risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company will test goodwill and intangible assets, including broadcast licenses, for impairment during the fourth quarter of each year, and the Company continues to assess whether factors or indicators, such as the continuation of existing market conditions, become apparent that would require an interim test. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment under SFAS 142 and a non-cash charge would be required. Any significant shortfall, now or in the future, in the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of such assets. Any such charge could have a material adverse effect on the Company's reported net earnings.

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television and radio businesses by causing delays in the production of the Company's television or radio programming or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. The entertainment businesses' collective bargaining agreements with each of the Screen Actors Guild ("SAG") and American Federation of Television and Radio Artists ("AFTRA") covering performers expired on June 30, 2008. On July 8, 2008, AFTRA announced that a new agreement with the Alliance of Motion Picture and Television Producers (the "AMPTP") had been ratified by its members. Negotiations between SAG and the AMPTP are continuing. If an agreement is not reached by the parties, strikes or work stoppages could occur and, depending on their duration, could have an adverse effect on the Company's revenues and operating income.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2008, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of CBS Corporation was held on May 22, 2008. The following matters were voted on at the meeting: (i) the election of 14 directors, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for CBS Corporation for the fiscal year 2008.

(i)
The entire nominated board of directors was elected and the Inspector of Election certified the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
David R. Andelman	57,318,003	474,569
Joseph A. Califano, Jr.	57,315,893	476,678
William S. Cohen	57,260,262	532,310
Gary L. Countryman	57,315,665	476,906
Charles K. Gifford	57,259,753	532,818
Leonard Goldberg	57,341,175	451,396
Bruce S. Gordon	57,260,167	532,404
Linda M. Griego	57,317,892	474,679
Arnold Kopelson	57,342,013	450,558
Leslie Moonves	57,343,793	448,779
Doug Morris	57,343,645	448,927
Shari Redstone	57,314,905	477,667
Sumner M. Redstone	57,312,418	480,154
Frederic V. Salerno	57,267,965	524,606
(ii)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for CBS Corporation for the fiscal year 2008 were as follows:

For:	Against:	Abstentions:
57,742,088	32,501	17,982

Item 6.    Exhibits.

Exhibit No.	Description of Document
(3)	Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation, effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
(b)
Amended and Restated By-laws of CBS Corporation effective November 1, 2007 (incorporated by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2007) (File No. 001-09553).
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

CBS CORPORATION (Registrant)
Date: August 1, 2008	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer
Date: August 1, 2008	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(3)	Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation, effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
(b)
Amended and Restated By-laws of CBS Corporation effective November 1, 2007 (incorporated by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2007) (File No. 001-09553).
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
  PART II—OTHER INFORMATION
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits.
SIGNATURES