Form 10-Q
period 2008-09-30
CBS CORP
filed 2008-11-04
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of common stock outstanding at October 31, 2008:

                Class A Common Stock, par value $.001 per share—57,744,091

                Class B Common Stock, par value $.001 per share—621,844,118

 CBS CORPORATION
INDEX TO FORM 10-Q

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

		Three Months Ended September 30,				Nine Months Ended September 30,

		2008		2007		2008		2007

Revenues		$3,375.7		$3,281.4		$10,423.5		$10,314.1

Expenses:
Operating		2,050.2		1,855.0		6,398.8		6,092.8
Selling, general and administrative		680.8		668.8		1,930.1		1,967.8
Restructuring charges		5.9		—		53.4		—
Impairment charges (Note 4)		14,117.2		—		14,117.2		—
Depreciation and amortization		139.7		111.8		380.9		336.5

Total expenses		16,993.8		2,635.6		22,880.4		8,397.1

Operating income (loss)		(13,618.1)		645.8		(12,456.9)		1,917.0
Interest expense		(134.8)		(141.7)		(407.8)		(427.0)
Interest income		6.4		30.0		39.2		103.1
Other items, net		(41.3)		(8.3)		83.4		(5.5)

Earnings (loss) from continuing operations before income taxes, equity in loss of investee companies and minority interest		(13,787.8)		525.8		(12,742.1)		1,587.6
Benefit (provision) for income taxes		1,332.1		(172.5)		947.9		(610.4)
Equity in loss of investee companies, net of tax		(6.0)		(13.0)		(14.4)		(19.8)
Minority interest, net of tax		(.5)		(.1)		(.9)		.3

Net earnings (loss) from continuing operations		(12,462.2)		340.2		(11,809.5)		957.7

Discontinued operations:
Loss from discontinued operations before income taxes		—		(17.0)		—		(17.0)
Benefit for income taxes		—		20.1		—		20.1

Net earnings from discontinued operations		—		3.1		—		3.1

Net earnings (loss)		$(12,462.2)		$343.3		$(11,809.5)		$960.8

Basic net earnings per common share:
Net earnings (loss) from continuing operations		$(18.58)		$.48		$(17.64)		$1.32
Net earnings from discontinued operations		$—		$—		$—		$—
Net earnings (loss)		$(18.58)		$.49		$(17.64)		$1.32
Diluted net earnings per common share:
Net earnings (loss) from continuing operations		$(18.58)		$.48		$(17.64)		$1.30
Net earnings from discontinued operations		$—		$—		$—		$—
Net earnings (loss)		$(18.58)		$.48		$(17.64)		$1.30
Weighted average number of common shares outstanding:
Basic		670.9		707.1		669.4		728.0
Diluted		670.9		715.4		669.4		736.5
Dividends per common share	$	..27	$	..25	$	..79	$	..69

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$553.1	$1,346.9
Receivables, less allowances of $139.1 (2008) and $141.3 (2007)	2,780.4	2,678.0
Programming and other inventory (Note 5)	781.5	971.9
Deferred income tax assets, net	316.5	273.7
Prepaid expenses and other current assets	770.7	751.3
Current assets of discontinued operations	15.6	9.1

Total current assets	5,217.8	6,030.9

Property and equipment:
Land	335.1	334.6
Buildings	690.9	647.7
Capital leases	187.3	215.7
Advertising structures	1,907.2	1,808.9
Equipment and other	1,800.7	1,676.5

	4,921.2	4,683.4
Less accumulated depreciation and amortization	1,890.6	1,761.9

Net property and equipment	3,030.6	2,921.5

Programming and other inventory (Note 5)	1,552.4	1,548.5
Goodwill (Note 4)	8,897.1	18,452.0
Intangible assets (Note 4)	6,980.8	10,081.3
Other assets	1,401.2	1,297.4
Assets of discontinued operations	93.8	98.6

Total Assets	$27,173.7	$40,430.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$387.0	$352.3
Accrued compensation	292.4	401.5
Participants' share and royalties payable	878.0	612.5
Program rights	819.5	1,009.7
Deferred revenue	415.9	378.8
Income taxes payable	110.4	39.6
Current portion of long-term debt (Note 7)	15.8	19.1
Accrued expenses and other current liabilities	1,729.5	1,574.0
Current liabilities of discontinued operations	23.7	17.1

Total current liabilities	4,672.2	4,404.6

Long-term debt (Note 7)	7,084.3	7,068.6
Pension and postretirement benefit obligations	1,706.2	1,695.9
Deferred income tax liabilities, net	573.4	1,947.2
Other liabilities	3,671.9	3,534.2
Liabilities of discontinued operations	289.6	305.8
Commitments and contingencies (Note 11)
Minority interest	2.6	1.5
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 57.8 (2008) and 59.5 (2007) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 733.4 (2008) and 727.1 (2007) shares issued	.7	.7
Additional paid-in capital	43,651.5	44,089.6
Accumulated deficit	(30,734.3)	(18,924.8)
Accumulated other comprehensive income (loss) (Note 1)	(51.1)	10.1

	12,866.9	25,175.7
Less treasury stock, at cost; 120.3 (2008) and 114.7 (2007) Class B Shares	3,693.4	3,703.3

Total Stockholders' Equity	9,173.5	21,472.4

Total Liabilities and Stockholders' Equity	$27,173.7	$40,430.2

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2008	2007

Operating Activities:
Net earnings (loss)	$(11,809.5)	$960.8
Less: Net earnings from discontinued operations	—	3.1

Net earnings (loss) from continuing operations	(11,809.5)	957.7
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	380.9	336.5
Impairment charges (net of tax of $1,423.2)	12,694.0	—
Write-down of investments (net of tax of $22.3)	34.1	—
Net gain on dispositions	(135.4)	(20.8)
Stock-based compensation	110.5	80.8
Equity in loss of investee companies, net of tax and distributions	20.2	24.7
Minority interest, net of tax	.9	(.3)
Change in assets and liabilities, net of effects of acquisitions	418.0	512.5

Net cash flow provided by operating activities from continuing operations	1,713.7	1,891.1

Net cash flow provided by operating activities from discontinued operations	—	4.8

Net cash flow provided by operating activities	1,713.7	1,895.9

Investing Activities:
Acquisitions, net of cash acquired	(1,950.9)	(329.1)
Capital expenditures	(349.6)	(302.2)
Investments in and advances to investee companies	(8.9)	(20.9)
Proceeds from dispositions	366.7	346.3
Net receipts from Viacom Inc. related to the Separation	1.1	174.9
Other, net	(13.5)	(1.2)

Net cash flow used for investing activities	(1,955.1)	(132.2)

Financing Activities:
(Repayments to) borrowings from banks	(5.0)	1.9
Payment of capital lease obligations	(13.7)	(12.6)
Proceeds from issuance of notes	—	678.0
Repayment of notes	—	(660.0)
Purchase of Company common stock	(45.6)	(3,351.3)
Dividends	(524.3)	(472.4)
Proceeds from exercise of stock options	31.2	195.2
Excess tax benefit from stock-based compensation	5.0	8.9

Net cash flow used for financing activities	(552.4)	(3,612.3)

Net decrease in cash and cash equivalents	(793.8)	(1,848.6)
Cash and cash equivalents at beginning of period	1,346.9	3,074.6

Cash and cash equivalents at end of period	$553.1	$1,226.0

Supplemental disclosure of cash flow information
Cash paid for interest	$(413.9)	$(432.4)
Cash paid for income taxes	$(207.5)	$(427.9)
Non-cash investing and financing activities:
Non-cash purchase of Company common stock	$—	$(64.0)
Equipment acquired under capitalized leases	$19.8	$9.6

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television, comprised of the CBS Television Network, television stations, and its television production and syndication operations; Showtime Networks; and CBS College Sports Network), Radio (CBS Radio), Outdoor (CBS Outdoor), Publishing (Simon & Schuster) and Interactive (CBS Interactive).

On June 30, 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET"). (See Note 3.) CNET has been included in the Company's results from the date of acquisition. In connection with the acquisition, the Company has combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create a separate Interactive segment. Prior-period results have been reclassified to conform to this presentation.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2008, stock options to purchase 36.9 million shares of CBS Corp. Class B Common Stock and 14.3 million RSUs, PSUs, and restricted shares were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss. For the three and nine months ended September 30, 2007, stock options to purchase 11.7 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2008	2007	2008	2007

Weighted average shares for basic EPS	670.9	707.1	669.4	728.0
Dilutive effect of shares issuable under stock-based compensation plans	—	8.3	—	8.5

Weighted average shares for diluted EPS	670.9	715.4	669.4	736.5

Comprehensive Income (Loss)—Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income (loss) items listed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net earnings (loss)	$(12,462.2)	$343.3	$(11,809.5)	$960.8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(153.8)	63.1	(71.1)	114.1
Net actuarial losses and prior service costs	2.5	5.3	11.0	16.1
Unrealized loss on securities	(24.5)	(.6)	(33.2)	(.4)
Reclassification adjustment for net realized (gain) loss on securities	32.1	—	32.1	(.2)
Change in fair value of cash flow hedges	—	(.1)	—	.3

Total comprehensive income (loss)	$(12,605.9)	$411.0	$(11,870.7)	$1,090.7

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the nine months ended September 30, 2008 and 2007, the Company recorded dividends of $541.0 million and $495.8 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

RSUs, PSUs and restricted shares	$34.1	$27.7	$99.0	$73.8
Stock options and equivalents	4.2	1.6	11.5	7.0

Stock-based compensation expense, before income taxes	38.3	29.3	110.5	80.8
Tax benefit	(15.1)	(11.7)	(43.7)	(32.1)

Stock-based compensation expense, net of tax	$23.2	$17.6	$66.8	$48.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the nine months ended September 30, 2008, the Company granted 5.5 million RSUs with a weighted average per unit grant date fair value of $23.03. RSU grants during 2008 generally vest over a three- to four-year service period. Certain RSU awards are also subject to satisfying performance conditions. During the nine months ended September 30, 2008, the Company also granted .2 million PSUs with an aggregate grant date fair value of $7.3 million. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on a one-year measurement period or the achievement of established operating performance goals. During the nine months ended September 30, 2008, the Company also granted 6.0 million stock options with a weighted-average exercise price of $19.48. Stock option grants during 2008 generally vest over a three- to four-year service period. Total unrecognized compensation cost related to non-vested RSUs, PSUs and restricted shares at September 30, 2008 was $207.3 million, which is expected to be expensed over a weighted-average period of 2.4 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at September 30, 2008 was $46.4 million, which is expected to be expensed over a weighted-average period of 3.0 years.

3) ACQUISITIONS AND DISPOSITIONS

Acquisitions

On June 30, 2008, the Company completed the acquisition of all of the outstanding shares of CNET common stock for $11.50 per share, for a total of $1.8 billion in cash. Beginning in the third quarter of 2008, the results of CNET have been included in the Interactive segment. The excess purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired was allocated to goodwill. The final allocation of the purchase price will be based on an evaluation of the fair value of the assets acquired and liabilities assumed.

On April 23, 2008, the Company acquired International Outdoor Advertising Group ("IOA"), the leading out-of-home advertising company in South America, for $111.4 million. IOA has been included as part of the Outdoor segment since the date of acquisition.

Dispositions

During June 2008, the Company sold its 37% investment in Sundance Channel for $168.4 million in cash resulting in a pre-tax gain of $127.2 million included in "Other Items, net" in the Consolidated Statement of Operations for the nine months ended September 30, 2008.

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185 million in cash.

4) GOODWILL AND INTANGIBLE ASSETS

SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a fair value-based impairment test of goodwill and other intangible assets with indefinite lives annually and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its book value. During the third quarter of 2008, the Company performed an interim impairment test as a result of its assessment of factors such as the continuation of adverse market conditions, which affected the Company's market value and trading

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

multiples for entities within the Company's industry, as well as the continued economic slowdown which has adversely affected the Company's advertising revenues, primarily at the Company's local businesses. The first step of the goodwill impairment test examines whether the book value of each of the Company's reporting units exceeds its fair value. If the book value of a reporting unit exceeds its fair value, the second step of the test requires the Company to then compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill. The Company's reporting units are generally one level below or at the operating segment level.

The estimated fair value of each reporting unit was computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values.

For the impairment test of intangible assets with indefinite lives, the fair value of the intangible asset is compared with its book value. The estimated fair value of intangible assets was computed using the Discounted Cash Flow Method.

As a result of this impairment test, the Company recorded a non-cash impairment charge of $14.12 billion in the third quarter of 2008 to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Television segment of $5.81 billion, the Radio segment of $2.33 billion and the Outdoor segment of $2.85 billion as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Television segment of $2.13 billion and the Radio segment of $984.6 million, and franchise agreements at the Outdoor segment of $8.2 million.

The changes in the book value of goodwill, by segment, for the nine months ended September 30, 2008 were as follows:

	At December 31, 2007	Acquisitions(a)	Dispositions	Impairment	Other(b)	At September 30, 2008

Television	$8,877.1	$—	$(35.2)	$(5,808.5)	$(10.8)	$3,022.6
Radio	4,334.4	—	—	(2,334.1)	(13.4)	1,986.9
Outdoor	4,753.4	116.8	—	(2,847.0)	(43.7)	1,979.5
Publishing	416.5	—	—	—	(.2)	416.3
Interactive	70.6	1,419.8	—	—	1.4	1,491.8

Total	$18,452.0	$1,536.6	$(35.2)	$(10,989.6)	$(66.7)	$8,897.1

  (a)
  Primarily includes acquisitions of CNET and IOA.
  (b)
  Primarily includes tax-related purchase price adjustments for acquisitions and foreign currency translation adjustments.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company's intangible assets and related accumulated amortization were as follows:

At September 30, 2008	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$857.3	$(462.5)	$394.8
Franchise agreements	506.8	(235.1)	271.7
Other intangible assets	484.4	(177.8)	306.6

Total intangible assets subject to amortization	1,848.5	(875.4)	973.1
FCC licenses	6,007.7	—	6,007.7

Total intangible assets	$7,856.2	$(875.4)	$6,980.8

At December 31, 2007	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$854.9	$(426.1)	$428.8
Franchise agreements	516.8	(216.0)	300.8
Other intangible assets	278.4	(151.2)	127.2

Total intangible assets subject to amortization	1,650.1	(793.3)	856.8
FCC licenses	9,224.5	—	9,224.5

Total intangible assets	$10,874.6	$(793.3)	$10,081.3

Amortization expense was $32.4 million and $23.3 million for the three months ended September 30, 2008 and 2007, respectively, and $83.8 million and $69.5 million for the nine months ended September 30, 2008 and 2007, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2008 through 2012, to be as follows:

	2008	2009	2010	2011	2012

Amortization expense	$119.6	$124.0	$121.4	$108.9	$90.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) PROGRAMMING AND OTHER INVENTORY

	At September 30, 2008	At December 31, 2007

Program rights	$1,832.7	$1,987.4
Television programming:
Released (including acquired libraries)	354.5	405.8
In process and other	53.8	31.2
Publishing, primarily finished goods	91.3	95.0
Other	1.6	1.0

Total programming and other inventory	2,333.9	2,520.4
Less current portion	781.5	971.9

Total noncurrent programming and other inventory	$1,552.4	$1,548.5

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At September 30, 2008, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $244.8 million and $88.1 million for the three months ended September 30, 2008 and 2007, respectively, and $390.2 million and $219.7 million for the nine months ended September 30, 2008 and 2007, respectively.

CBS Corp., through Showtime Networks, pays license fees to Viacom Inc., primarily Paramount Pictures, for motion picture programming. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total amounts from these transactions were $46.1 million and $45.4 million for the three months ended September 30, 2008 and 2007, respectively, and $58.2 million and $129.2 million for the nine months ended September 30, 2008 and 2007, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At September 30, 2008	At December 31, 2007

Amounts due from Viacom Inc.
Receivables	$163.2	$114.8
Other assets (Receivables, noncurrent)	284.5	207.3

Total amounts due from Viacom Inc.	$447.7	$322.1

Amounts due to Viacom Inc.
Accounts payable	$9.5	$4.7
Program rights	81.1	74.3
Other liabilities (Program rights, noncurrent)	27.6	24.3

Total amounts due to Viacom Inc.	$118.2	$103.3

Other Related Parties    The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $14.8 million and $13.9 million for the three months ended September 30, 2008 and 2007, respectively, and $39.5 million and $62.7 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

7) BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At September 30, 2008	At December 31, 2007

Notes payable to banks	$4.8	$5.3
Senior debt (4.625% – 8.875% due 2010 – 2056) (a)	7,023.3	7,015.7
Other notes	.2	.8
Obligations under capital leases	114.8	108.9

Total debt	7,143.1	7,130.7
Less discontinued operations debt (b)	43.0	43.0

Total debt from continuing operations	7,100.1	7,087.7
Less current portion	15.8	19.1

Total long-term debt from continuing operations, net of current portion	$7,084.3	$7,068.6

(a)
As of September 30, 2008 and December 31, 2007, the senior debt balances included (i) a net unamortized premium of $24.0 million and $26.2 million, respectively, and (ii) the net change in the carrying value of the debt relating to fair value hedges of $4.9 million and $(5.0) million, respectively.

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

Credit Facility

As of September 30, 2008, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At September 30, 2008, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of September 30, 2008, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.8 billion.

Accounts Receivable Securitization Program

As of September 30, 2008, the Company had $550.0 million outstanding under its revolving accounts receivable securitization program. The program results in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of September 30, 2008, the Company was in compliance with the required ratios under the receivable securitization program.

During the nine months ended September 30, 2008 and 2007, proceeds from collections of securitized accounts receivables of $2.09 billion were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $4.5 million and $8.8 million for the three months ended September 30, 2008 and 2007, respectively and $12.2 million and $24.3 million for the nine months ended September 30, 2008 and 2007, respectively.

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2008	2007	2008	2007

Components of net periodic cost:
Service cost	$8.4	$8.7	$.2	$.4
Interest cost	74.9	74.4	11.8	14.9
Expected return on plan assets	(69.4)	(69.5)	—	(.1)
Amortization of transition obligation	.1	—	—	—
Amortization of actuarial loss (gain)	8.2	8.4	(4.2)	.1
Amortization of prior service cost (credit)	.1	.1	(.1)	—

Net periodic cost	$22.3	$22.1	$7.7	$15.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2008	2007	2008	2007

Components of net periodic cost:
Service cost	$25.2	$26.1	$.8	$1.1
Interest cost	224.7	223.2	39.0	44.7
Expected return on plan assets	(208.4)	(208.5)	—	(.2)
Amortization of transition obligation	.1	—	—	—
Amortization of actuarial loss (gain)	24.6	25.4	(6.4)	.1
Amortization of prior service cost (credit)	.3	.4	(.3)	—

Net periodic cost	$66.5	$66.6	$33.1	$45.7

9) STOCKHOLDERS' EQUITY

On August 11, 2008, the Company announced a quarterly cash dividend of $.27 per share on its Class A and Class B Common Stock payable on October 1, 2008. The total dividend was $185.5 million of which $181.1 million was paid on October 1, 2008 and $4.4 million was accrued to be paid upon vesting of RSUs and restricted shares. During the third quarter of 2008, the Company paid $181.1 million for the dividend declared on April 29, 2008 and for dividend payments on RSUs and restricted shares that vested during the third quarter of 2008.

In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 accelerated share repurchase transaction.

10) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) from continuing operations before income taxes, equity in loss of investee companies and minority interest. The Company reported an income tax benefit of $1.33 billion and $947.9 million for the three and nine months ended September 30, 2008, respectively, versus an income tax provision of $172.5 million and $610.4 million for the three and nine months ended September 30, 2007, respectively. The Company's effective income tax rate was 9.7% for the third quarter of 2008 versus 32.8% for the third quarter of 2007. For the nine months ended September 30, 2008, the Company's effective income tax rate was 7.4% versus 38.4% for the same prior-year period. Included in the rates for the three and nine months ended September 30, 2008 was a tax benefit of $1.42 billion associated with the non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill and intangible assets. The provision for income taxes for the nine months ended September 30, 2007 included net tax provisions of $41.8 million related to station divestitures and income tax settlements.

The Company is currently under examination by the Internal Revenue Service for the years 2004 and 2005. The examination is anticipated to be completed within the next six months. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open examinations, the Company believes it is reasonably possible that the total reserve for uncertain tax positions may change within the next twelve months which may impact the Company's effective tax rate. The ultimate outcome of these examinations as well as an estimate of any related impact to the reserve for uncertain tax positions cannot be determined currently.

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

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2008, the outstanding letters of credit and surety bonds approximated $412.6 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2008, the Company had pending approximately 69,280 asbestos claims, as compared with approximately 72,120 as of December 31, 2007 and approximately 72,970 as of September 30, 2007. Of the claims pending as of September 30, 2008, approximately 40,460 were pending in state courts, 25,060 in federal courts and, additionally, approximately 3,760 were third party claims pending in state courts. During the third quarter of 2008, the Company received approximately 1,350 new claims and closed or moved to an inactive docket approximately 6,020 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2007 and 2006 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.5 million and $5.7 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) RESTRUCTURING CHARGES

During the three and nine months ended September 30, 2008, the Company recorded restructuring charges of $5.9 million and $53.4 million, respectively, associated with reducing headcount in the Television, Radio, Outdoor and Interactive segments. The Company expects to substantially use these reserves by the end of 2009. The following table summarizes the activity for these restructuring charges.

	Television	Radio	Outdoor	Interactive	Total

First quarter 2008 charge	$34.9	$10.0	$—	$—	$44.9
Second quarter 2008 charge	—	—	2.6	—	2.6
Third quarter 2008 charge	.2	.2	4.7	.8	5.9
Cash payments	(18.6)	(9.1)	(1.4)	—	(29.1)

Balance at September 30, 2008	$16.5	$1.1	$5.9	$.8	$24.3

13) FAIR VALUE MEASUREMENTS

The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS 157, which prioritizes the inputs used in measuring fair value.

	Level 1 (a)	Level 2 (b)	Level 3	Total

Assets:
Investments	$168.1	$.7	$—	$168.8
Interest rate swaps	—	4.9	—	4.9
Foreign currency hedges	—	4.0	—	4.0

Total Assets	$168.1	$9.6	$—	$177.7

Liabilities:
Deferred compensation	$—	$114.0	$—	$114.0

Total Liabilities	$—	$114.0	$—	$114.0

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

14) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. CNET has been included in the Company's results since its acquisition on June 30, 2008. In connection with this acquisition, the Company combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create a separate Interactive segment. Prior-period results have been reclassified to conform to this presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues:
Television	$2,077.5	$2,041.7	$6,786.9	$6,708.4
Radio	392.5	445.7	1,172.4	1,306.6
Outdoor	549.3	552.2	1,644.3	1,568.7
Publishing	225.0	214.2	612.6	643.8
Interactive	140.7	35.9	230.0	105.2
Eliminations	(9.3)	(8.3)	(22.7)	(18.6)

Total Revenues	$3,375.7	$3,281.4	$10,423.5	$10,314.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents segment operating income before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges") as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Segment OIBDA before Impairment Charges:
Television	$414.0	$487.3	$1,377.8	$1,443.2
Radio	139.4	169.6	420.3	521.3
Outdoor	113.9	153.5	369.0	422.0
Publishing	25.8	23.8	59.9	67.7
Interactive	2.5	(11.2)	(16.2)	(18.6)
Corporate	(38.5)	(41.3)	(106.4)	(109.7)
Residual costs	(18.3)	(24.1)	(63.2)	(72.4)
Impairment charges	(14,117.2)	—	(14,117.2)	—
Depreciation and amortization	(139.7)	(111.8)	(380.9)	(336.5)

Total Operating Income (Loss)	(13,618.1)	645.8	(12,456.9)	1,917.0
Interest expense	(134.8)	(141.7)	(407.8)	(427.0)
Interest income	6.4	30.0	39.2	103.1
Other items, net	(41.3)	(8.3)	83.4	(5.5)

Earnings (loss) from continuing operations before income taxes, equity in loss of investee companies and minority interest	(13,787.8)	525.8	(12,742.1)	1,587.6
Benefit (provision) for income taxes	1,332.1	(172.5)	947.9	(610.4)
Equity in loss of investee companies, net of tax	(6.0)	(13.0)	(14.4)	(19.8)
Minority interest, net of tax	(.5)	(.1)	(.9)	.3

Net earnings (loss) from continuing operations	(12,462.2)	340.2	(11,809.5)	957.7
Net earnings from discontinued operations	—	3.1	—	3.1

Net Earnings (Loss)	$(12,462.2)	$343.3	$(11,809.5)	$960.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Operating Income (Loss):
Television	$(7,574.7)	$444.2	$(6,698.8)	$1,311.6
Radio	(3,188.1)	162.0	(2,922.4)	498.2
Outdoor	(2,803.4)	99.8	(2,666.9)	262.1
Publishing	23.4	21.6	52.6	61.1
Interactive	(15.2)	(13.3)	(42.2)	(24.5)
Corporate	(41.8)	(44.4)	(116.0)	(119.1)
Residual costs	(18.3)	(24.1)	(63.2)	(72.4)

Total Operating Income (Loss)	$(13,618.1)	$645.8	$(12,456.9)	$1,917.0

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Depreciation and Amortization:
Television	$45.4	$43.1	$133.3	$131.6
Radio	8.8	7.6	24.0	23.1
Outdoor	62.1	53.7	180.7	159.9
Publishing	2.4	2.2	7.3	6.6
Interactive	17.7	2.1	26.0	5.9
Corporate	3.3	3.1	9.6	9.4

Total Depreciation and Amortization	$139.7	$111.8	$380.9	$336.5

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Stock-based Compensation:
Television	$17.7	$14.3	$50.8	$38.6
Radio	5.6	3.9	15.0	12.3
Outdoor	2.1	1.5	5.6	3.8
Publishing	1.2	.9	3.4	2.5
Interactive	1.9	.6	3.5	1.4
Corporate	9.8	8.1	32.2	22.2

Total Stock-based Compensation	$38.3	$29.3	$110.5	$80.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Capital Expenditures:
Television	$44.6	$37.3	$137.0	$121.2
Radio	14.5	8.4	33.7	26.3
Outdoor	53.6	42.6	149.7	129.8
Publishing	2.0	3.5	7.1	7.6
Interactive	11.4	2.6	14.7	5.4
Corporate	3.3	1.2	7.4	11.9

Total Capital Expenditures	$129.4	$95.6	$349.6	$302.2

	At September 30, 2008	At December 31, 2007

Total Assets:
Television	$12,002.0	$19,949.0
Radio	6,180.9	9,568.8
Outdoor	4,841.9	7,670.3
Publishing	1,058.6	1,094.6
Interactive	2,222.1	474.6
Corporate	970.0	1,754.3
Eliminations	(101.8)	(81.4)

Total Assets	$27,173.7	$40,430.2

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

	Statement of Operations For the Three Months Ended September 30, 2008

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$29.7	$21.1	$3,324.9	$—	$3,375.7

Expenses:
Operating	19.8	15.5	2,014.9	—	2,050.2
Selling, general and administrative	25.2	45.3	610.3	—	680.8
Restructuring charges	—	—	5.9	—	5.9
Impairment charges	386.1	—	13,731.1	—	14,117.2
Depreciation and amortization	1.8	1.5	136.4	—	139.7

Total expenses	432.9	62.3	16,498.6	—	16,993.8

Operating loss	(403.2)	(41.2)	(13,173.7)	—	(13,618.1)
Interest (expense) income, net	(155.9)	(66.5)	94.0	—	(128.4)
Other items, net	(3.8)	9.2	(46.7)	—	(41.3)

Loss before income taxes, equity in earnings (loss) of investee companies and minority interest	(562.9)	(98.5)	(13,126.4)	—	(13,787.8)
Benefit for income taxes	222.6	39.0	1,070.5	—	1,332.1
Equity in earnings (loss) of investee companies, net of tax	(12,121.9)	847.7	(6.0)	11,274.2	(6.0)
Minority interest, net of tax	—	—	(.5)	—	(.5)

Net earnings (loss)	$(12,462.2)	$788.2	$(12,062.4)	$11,274.2	$(12,462.2)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2008

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$98.8	$74.1	$10,250.6	$—	$10,423.5

Expenses:
Operating	58.8	53.6	6,286.4	—	6,398.8
Selling, general and administrative	87.6	126.0	1,716.5	—	1,930.1
Restructuring charges	3.7	—	49.7	—	53.4
Impairment charges	386.1	—	13,731.1	—	14,117.2
Depreciation and amortization	5.3	4.0	371.6	—	380.9

Total expenses	541.5	183.6	22,155.3	—	22,880.4

Operating loss	(442.7)	(109.5)	(11,904.7)	—	(12,456.9)
Interest (expense) income, net	(445.1)	(208.1)	284.6	—	(368.6)
Other items, net	30.2	22.2	31.0	—	83.4

Loss before income taxes, equity in earnings (loss) of investee companies and minority interest	(857.6)	(295.4)	(11,589.1)	—	(12,742.1)
Benefit for income taxes	339.2	116.9	491.8	—	947.9
Equity in earnings (loss) of investee companies, net of tax	(11,291.1)	1,220.5	(14.4)	10,070.6	(14.4)
Minority interest, net of tax	—	—	(.9)	—	(.9)

Net earnings (loss)	$(11,809.5)	$1,042.0	$(11,112.6)	$10,070.6	$(11,809.5)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended September 30, 2007

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$34.5	$16.7	$3,230.2	$—	$3,281.4

Expenses:
Operating	20.3	10.1	1,824.6	—	1,855.0
Selling, general and administrative	32.9	46.9	589.0	—	668.8
Depreciation and amortization	1.5	1.3	109.0	—	111.8

Total expenses	54.7	58.3	2,522.6	—	2,635.6

Operating income (loss)	(20.2)	(41.6)	707.6	—	645.8
Interest (expense) income, net	(147.6)	(68.1)	104.0	—	(111.7)
Other items, net	(7.9)	(9.1)	8.7	—	(8.3)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of investee companies and minority interest	(175.7)	(118.8)	820.3	—	525.8
Benefit (provision) for income taxes	69.5	46.9	(288.9)	—	(172.5)
Equity in earnings (loss) of investee companies, net of tax	449.5	259.4	(12.9)	(709.0)	(13.0)
Minority interest, net of tax	—	—	(.1)	—	(.1)

Net earnings from continuing operations	343.3	187.5	518.4	(709.0)	340.2
Net earnings from discontinued operations	—	3.1	—	—	3.1

Net earnings	$343.3	$190.6	$518.4	$(709.0)	$343.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2007

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$110.0	$45.9	$10,158.2	$—	$10,314.1

Expenses:
Operating	58.8	26.7	6,007.3	—	6,092.8
Selling, general and administrative	100.5	127.2	1,740.1	—	1,967.8
Depreciation and amortization	3.9	3.4	329.2	—	336.5

Total expenses	163.2	157.3	8,076.6	—	8,397.1

Operating income (loss)	(53.2)	(111.4)	2,081.6	—	1,917.0
Interest (expense) income, net	(440.5)	(207.3)	323.9	—	(323.9)
Other items, net	(23.6)	(6.7)	24.8	—	(5.5)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of investee companies and minority interest	(517.3)	(325.4)	2,430.3	—	1,587.6
Benefit (provision) for income taxes	204.6	128.7	(943.7)	—	(610.4)
Equity in earnings (loss) of investee companies, net of tax	1,273.5	561.7	(13.5)	(1,841.5)	(19.8)
Minority interest, net of tax	—	—	.3	—	.3

Net earnings from continuing operations	960.8	365.0	1,473.4	(1,841.5)	957.7
Net earnings from discontinued operations	—	3.1	—	—	3.1

Net earnings	$960.8	$368.1	$1,473.4	$(1,841.5)	$960.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At September 30, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$253.5	$.9	$298.7	$—	$553.1
Receivables, net	21.5	40.3	2,718.6	—	2,780.4
Programming and other inventory	5.0	7.6	768.9	—	781.5
Prepaid expenses and other current assets	64.6	82.9	1,010.5	(55.2)	1,102.8

Total current assets	344.6	131.7	4,796.7	(55.2)	5,217.8

Property and equipment	44.7	51.6	4,824.9	—	4,921.2
Less accumulated depreciation and amortization	12.2	23.7	1,854.7	—	1,890.6

Net property and equipment	32.5	27.9	2,970.2	—	3,030.6

Programming and other inventory	7.7	30.7	1,514.0	—	1,552.4
Goodwill	100.3	63.0	8,733.8	—	8,897.1
Intangible assets	255.1	—	6,725.7	—	6,980.8
Investments in consolidated subsidiaries	32,525.0	5,910.1	—	(38,435.1)	—
Other assets	108.9	53.2	1,332.9	—	1,495.0

Total Assets	$33,374.1	$6,216.6	$26,073.3	$(38,490.3)	$27,173.7

Liabilities and Stockholders' Equity
Accounts payable	$1.4	$15.3	$370.3	$—	$387.0
Participants' share and royalties payable	—	17.1	860.9	—	878.0
Program rights	6.2	8.6	804.7	—	819.5
Current portion of long-term debt	—	—	15.8	—	15.8
Accrued expenses and other current liabilities	565.0	291.3	1,771.1	(55.5)	2,571.9

Total current liabilities	572.6	332.3	3,822.8	(55.5)	4,672.2

Long-term debt	6,928.1	—	156.2	—	7,084.3
Other liabilities	1,830.7	1,545.3	2,868.4	(3.3)	6,241.1
Intercompany payables	10,160.0	(6,326.3)	(8,946.1)	5,112.4	—
Minority interest	—	—	2.6	—	2.6
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,651.5	—	61,434.8	(61,434.8)	43,651.5
Retained earnings (deficit)	(26,025.1)	10,873.5	(30,133.9)	14,551.2	(30,734.3)
Accumulated other comprehensive income (loss)	(51.1)	.1	404.3	(404.4)	(51.1)

	17,576.1	10,996.4	32,969.3	(48,674.9)	12,866.9
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	13,882.7	10,665.3	28,169.4	(43,543.9)	9,173.5

Total Liabilities and Stockholders' Equity	$33,374.1	$6,216.6	$26,073.3	$(38,490.3)	$27,173.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$732.9	$.8	$613.2	$—	$1,346.9
Receivables, net	34.9	26.6	2,616.5	—	2,678.0
Programming and other inventory	5.4	8.6	957.9	—	971.9
Prepaid expenses and other current assets	81.5	75.8	927.8	(51.0)	1,034.1

Total current assets	854.7	111.8	5,115.4	(51.0)	6,030.9

Property and equipment	43.0	44.8	4,595.6	—	4,683.4
Less accumulated depreciation and amortization	8.7	20.1	1,733.1	—	1,761.9

Net property and equipment	34.3	24.7	2,862.5	—	2,921.5

Programming and other inventory	4.4	46.9	1,497.2	—	1,548.5
Goodwill	100.3	63.0	18,288.7	—	18,452.0
Intangible assets	641.2	—	9,440.1	—	10,081.3
Investments in consolidated subsidiaries	43,816.1	4,689.6	—	(48,505.7)	—
Other assets	116.2	50.5	1,229.3	—	1,396.0

Total Assets	$45,567.2	$4,986.5	$38,433.2	$(48,556.7)	$40,430.2

Liabilities and Stockholders' Equity
Accounts payable	$1.5	$4.2	$346.6	$—	$352.3
Participants' share and royalties payable	—	15.6	596.9	—	612.5
Program rights	5.3	9.0	995.4	—	1,009.7
Current portion of long-term debt	—	—	19.1	—	19.1
Accrued expenses and other current liabilities	489.3	274.5	1,698.7	(51.5)	2,411.0

Total current liabilities	496.1	303.3	3,656.7	(51.5)	4,404.6

Long-term debt	6,920.6	—	148.0	—	7,068.6
Other liabilities	1,738.1	1,731.4	4,013.8	(.2)	7,483.1
Intercompany payables	10,230.7	(6,671.5)	(8,668.7)	5,109.5	—
Minority interest	—	—	1.5	—	1.5
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,089.6	—	61,434.8	(61,434.8)	44,089.6
Retained earnings (deficit)	(14,215.5)	9,831.5	(19,021.4)	4,480.6	(18,924.8)
Accumulated other comprehensive income	10.1	.1	404.3	(404.4)	10.1

	29,885.0	9,954.4	44,081.8	(58,745.5)	25,175.7
Less treasury stock, at cost	3,703.3	331.1	4,799.9	(5,131.0)	3,703.3

Total Stockholders' Equity	26,181.7	9,623.3	39,281.9	(53,614.5)	21,472.4

Total Liabilities and Stockholders' Equity	$45,567.2	$4,986.5	$38,433.2	$(48,556.7)	$40,430.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(579.8)	$(103.5)	$2,397.0	$—	$1,713.7

Investing Activities:
Acquisitions, net of cash acquired	(1,814.5)	—	(136.4)	—	(1,950.9)
Capital expenditures	—	(7.4)	(342.2)	—	(349.6)
Investments in and advances to investee companies	—	—	(8.9)	—	(8.9)
Proceeds from dispositions	4.3	—	362.4	—	366.7
Net receipts from Viacom Inc. related to the Separation	—	—	1.1	—	1.1
Other, net	(1.2)	(20.8)	8.5	—	(13.5)

Net cash flow used for investing activities	(1,811.4)	(28.2)	(115.5)	—	(1,955.1)

Financing Activities:
Repayments to banks	—	—	(5.0)	—	(5.0)
Payment of capital lease obligations	—	—	(13.7)	—	(13.7)
Purchase of Company common stock	(45.6)	—	—	—	(45.6)
Dividends	(524.3)	—	—	—	(524.3)
Proceeds from exercise of stock options	31.2	—	—	—	31.2
Excess tax benefit from stock-based compensation	5.0	—	—	—	5.0
Increase (decrease) in intercompany payables	2,445.5	131.8	(2,577.3)	—	—

Net cash flow provided by (used for) financing activities	1,911.8	131.8	(2,596.0)	—	(552.4)

Net (decrease) increase in cash and cash equivalents	(479.4)	.1	(314.5)	—	(793.8)
Cash and cash equivalents at beginning of period	732.9	.8	613.2	—	1,346.9

Cash and cash equivalents at end of period	$253.5	$.9	$298.7	$—	$553.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(734.2)	$(134.0)	$2,764.1	$—	$1,895.9

Investing Activities:
Acquisitions, net of cash acquired	—	—	(329.1)	—	(329.1)
Capital expenditures	—	(11.9)	(290.3)	—	(302.2)
Investments in and advances to investee companies	.2	—	(21.1)	—	(20.9)
Proceeds from dispositions	292.0	—	54.3	—	346.3
Net receipts from Viacom Inc. related to the Separation	170.0	—	4.9	—	174.9
Other, net	(1.2)	—	—	—	(1.2)

Net cash flow provided by (used for) investing activities	461.0	(11.9)	(581.3)	—	(132.2)

Financing Activities:
Borrowing from banks	—	—	1.9	—	1.9
Payment of capital lease obligations	—	—	(12.6)	—	(12.6)
Proceeds from issuance of notes	678.0	—	—	—	678.0
Repayments of notes	(660.0)	—	—	—	(660.0)
Purchase of Company common stock	(1,950.7)	—	(1,400.6)	—	(3,351.3)
Dividends	(472.4)	—	—	—	(472.4)
Proceeds from exercise of stock options	195.2	—	—	—	195.2
Excess tax benefit from stock-based compensation	8.9	—	—	—	8.9
Increase (decrease) in intercompany payables	1,742.9	146.5	(1,889.4)	—	—

Net cash flow (used for) provided by financing activities	(458.1)	146.5	(3,300.7)	—	(3,612.3)

Net (decrease) increase in cash and cash equivalents	(731.3)	.6	(1,117.9)	—	(1,848.6)
Cash and cash equivalents at beginning of period	1,543.8	.5	1,530.3	—	3,074.6

Cash and cash equivalents at end of period	$812.5	$1.1	$412.4	$—	$1,226.0

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

CNET Acquisition

On June 30, 2008, the Company completed the acquisition of all of the outstanding shares of CNET Networks, Inc. ("CNET") common stock for $11.50 per share, for a total of $1.8 billion in cash. CNET has been included in the Company's results since the date of acquisition. Beginning in the third quarter of 2008, the Company combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create an Interactive segment. Prior-period results have been reclassified to conform to this presentation.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2008 versus Three and Nine Months Ended September 30, 2007

Revenues

The following tables present the Company's consolidated revenues by type, net of intercompany eliminations, for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
		Percentage		Percentage	Increase/(Decrease)
Revenues by Type	2008	of Total	2007	of Total	$	%

Advertising sales	$2,081.0	62%	$2,227.1	68%	$(146.1)	(7)%
Television license fees	585.5	17	417.3	13	168.2	40
Affiliate revenues	296.6	9	279.6	8	17.0	6
Publishing	225.0	7	214.2	7	10.8	5
Other	187.6	5	143.2	4	44.4	31

Total Revenues	$3,375.7	100%	$3,281.4	100%	$94.3	3%

	Nine Months Ended September 30,
		Percentage		Percentage	Increase/(Decrease)
Revenues by Type	2008	of Total	2007	of Total	$	%

Advertising sales	$6,853.2	66%	$7,357.3	71%	$(504.1)	(7)%
Television license fees	1,560.6	15	1,017.5	10	543.1	53
Affiliate revenues	883.6	8	835.8	8	47.8	6
Publishing	612.6	6	643.8	6	(31.2)	(5)
Other	513.5	5	459.7	5	53.8	12

Total Revenues	$10,423.5	100%	$10,314.1	100%	$109.4	1%

Advertising sales decreased $146.1 million, or 7%, to $2.08 billion for the three months ended September 30, 2008 principally reflecting weakness in the television and radio stations advertising markets, lower primetime ratings and the impact of preemptions of primetime programming for presidential election coverage, partially offset by the impact of the acquisition of CNET and higher political advertising sales. Advertising sales decreased $504.1 million, or 7%, to $6.85 billion for the nine months ended September 30, 2008 principally reflecting the absence of the 2007 telecast of Super Bowl XLI on CBS Television Network, weakness in the television and radio stations advertising markets, lower primetime ratings and the impact of television and radio station divestitures, partially offset by the impact of the acquisition of CNET, growth at Outdoor during the first half of 2008 and higher political advertising sales.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Television license fees increased $168.2 million, or 40%, to $585.5 million for the three months ended September 30, 2008 and increased $543.1 million, or 53%, to $1.56 billion for the nine months ended September 30, 2008, principally due to higher syndication sales resulting from the domestic syndication sale of CSI: New York, the impact of the new international self-distribution arrangement for the CSI franchise, which was previously distributed by a third party, and higher international syndication sales.

Affiliate revenues increased $17.0 million, or 6%, to $296.6 million for the three months ended September 30, 2008 and increased $47.8 million, or 6%, to $883.6 million for the nine months ended September 30, 2008, principally driven by rate increases and subscriber growth at Showtime Networks.

Publishing revenues increased $10.8 million, or 5%, to $225.0 million for the three months ended September 30, 2008 principally reflecting higher sales in the Adult group. Publishing revenues decreased $31.2 million, or 5%, to $612.6 million for the nine months ended September 30, 2008, primarily reflecting lower sales in the Adult group during the first half of 2008.

Other revenues, which include home entertainment revenues, digital media revenues and other ancillary fees for Television, Radio, Outdoor and Interactive operations, increased $44.4 million, or 31%, to $187.6 million for the three months ended September 30, 2008 and increased $53.8 million, or 12%, to $513.5 million for the nine months ended September 30, 2008 primarily reflecting the impact of the acquisition of CNET and higher home entertainment revenues.

International Revenues

The Company generated approximately 15% and 17% of its total revenues from international regions for the three and nine months ended September 30, 2008, respectively, and 12% for both the three and nine months ended September 30, 2007. The increase in international revenues for the third quarter and first nine months of 2008 principally reflected the impact of the new international self-distribution arrangement for the CSI franchise.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type, net of intercompany eliminations, for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
Operating Expenses by Type		Percentage of Total		Percentage of Total	Increase/(Decrease)
	2008		2007		$	%

Programming	$596.8	29%	$667.8	36%	$(71.0)	(11)%
Production	725.8	36	566.2	30	159.6	28
Outdoor operations	328.7	16	300.6	16	28.1	9
Publishing operations	149.5	7	141.0	8	8.5	6
Other	249.4	12	179.4	10	70.0	39

Total Operating Expenses	$2,050.2	100%	$1,855.0	100%	$195.2	11%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30,
Operating Expenses by Type		Percentage of Total		Percentage of Total	Increase/(Decrease)
	2008		2007		$	%

Programming	$2,363.7	37%	$2,498.3	41%	$(134.6)	(5)%
Production	1,974.5	31	1,689.2	28	285.3	17
Outdoor operations	957.4	15	865.8	14	91.6	11
Publishing operations	406.1	6	427.6	7	(21.5)	(5)
Other	697.1	11	611.9	10	85.2	14

Total Operating Expenses	$6,398.8	100%	$6,092.8	100%	$306.0	5%

For the three months ended September 30, 2008, operating expenses increased $195.2 million, or 11%, to $2.05 billion. For the nine months ended September 30, 2008, operating expenses increased $306.0 million, or 5%, to $6.40 billion.

Programming expenses for the three months ended September 30, 2008 decreased $71.0 million, or 11%, to $596.8 million primarily reflecting lower sports programming costs at Television and Radio, as well as lower costs for first-run syndication programming. For the nine months ended September 30, 2008, programming expenses decreased $134.6 million, or 5%, to $2.36 billion principally reflecting lower sports programming costs resulting from the absence of the telecast of Super Bowl XLI which aired on CBS Television Network during the first quarter of 2007.

Production expenses for the three months ended September 30, 2008 increased $159.6 million, or 28%, to $725.8 million and for the nine months ended September 30, 2008 increased $285.3 million, or 17%, to $1.97 billion principally due to higher costs associated with higher syndication sales, including the domestic syndication sale of CSI: New York and the impact of the new international self-distribution arrangement for the CSI franchise. For the nine months, these increases were partially offset by lower costs due to the cancellation of certain television series and fewer pilots produced in 2008.

Outdoor operations expenses for the three months ended September 30, 2008 increased $28.1 million, or 9%, to $328.7 million and for the nine months ended September 30, 2008 increased $91.6 million, or 11%, to $957.4 million, primarily due to higher billboard lease and transit costs and the impact of acquisitions. For the nine-month period, the increase also reflected the impact of foreign exchange rate changes.

Publishing operations expenses for the three months ended September 30, 2008 increased $8.5 million, or 6%, to $149.5 million primarily reflecting higher royalty expenses due to the increase in revenues and the mix of titles. For the nine months ended September 30, 2008, Publishing operations expenses decreased $21.5 million, or 5%, to $406.1 million principally reflecting lower royalty and production expenses driven by the decrease in revenues and the mix of titles.

Other operating expenses for the three months ended September 30, 2008 increased $70.0 million, or 39%, to $249.4 million and for the nine months ended September 30, 2008 increased $85.2 million, or 14%, to $697.1 million, primarily reflecting increased costs associated with digital media, including the impact of the acquisition of CNET, and higher television distribution costs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $12.0 million, or 2%, to $680.8 million for the three months ended September 30, 2008 primarily due to the impact of the acquisition of CNET and higher stock-based compensation expense partially offset by lower employee-related expenses and promotion costs reflecting cost-saving initiatives implemented at the television and radio stations. For the nine months ended September 30, 2008, SG&A expenses decreased $37.7 million, or 2%, to $1.93 billion primarily reflecting the settlement of an international receivable claim, lower costs resulting from cost-saving initiatives and lower expenses due to the divestitures of television and radio stations, partially offset by the impact of the acquisition of CNET, higher stock-based compensation expense and the unfavorable impact of foreign exchange rate changes. Pension and postretirement benefits costs decreased $7.4 million to $30.0 million for the third quarter of 2008 and decreased $12.7 million to $99.6 million for the nine-month period versus the comparable prior-year periods. SG&A expenses as a percentage of revenues for the three and nine months ended September 30, 2008 of 20% and 19%, respectively, remained flat as compared to the same prior-year periods.

Restructuring Charges

During the three and nine months ended September 30, 2008, the Company recorded restructuring charges of $5.9 million and $53.4 million, respectively, associated with reducing headcount in the Television, Radio, Outdoor and Interactive segments. The Company expects to substantially use these reserves by the end of 2009. The following table summarizes the activity for these restructuring charges.

	Television	Radio	Outdoor	Interactive	Total

First quarter 2008 charge	$34.9	$10.0	$—	$—	$44.9
Second quarter 2008 charge	—	—	2.6	—	2.6
Third quarter 2008 charge	.2	.2	4.7	.8	5.9
Cash payments	(18.6)	(9.1)	(1.4)	—	(29.1)

Balance at September 30, 2008	$16.5	$1.1	$5.9	$.8	$24.3

Impairment Charges

Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a fair value-based impairment test of goodwill and other intangible assets with indefinite lives annually and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its book value. During the third quarter of 2008, the Company performed an interim impairment test as a result of its assessment of factors such as the continuation of adverse market conditions, which affected the Company's market value and trading multiples for entities within the Company's industry, as well as the continued economic slowdown which has adversely affected the Company's advertising revenues, primarily at the Company's local businesses. The first step of the goodwill impairment test examines whether the book value of each of the Company's reporting units exceeds its fair value. If the book value of a reporting unit exceeds its fair value, the second step of the test requires the Company to then compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill. The Company's reporting units are generally one level below or at the operating segment level.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The estimated fair value of each reporting unit was computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values.

For the impairment test of intangible assets with indefinite lives, the fair value of the intangible asset is compared with its book value. The estimated fair value of intangible assets was computed using the Discounted Cash Flow Method.

As result of this impairment test, the Company recorded a non-cash impairment charge of $14.12 billion in the third quarter of 2008 to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Television segment of $5.81 billion, the Radio segment of $2.33 billion and the Outdoor segment of $2.85 billion as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Television segment of $2.13 billion and the Radio segment of $984.6 million, and franchise agreements at the Outdoor segment of $8.2 million.

Depreciation and Amortization

For the three months ended September 30, 2008, depreciation and amortization increased $27.9 million, or 25%, to $139.7 million and for the nine months ended September 30, 2008, depreciation and amortization increased $44.4 million, or 13%, to $380.9 million, principally reflecting depreciation and amortization associated with fixed assets and intangible assets acquired in connection with CNET, higher depreciation resulting from higher capital expenditures at Outdoor and higher amortization associated with other interactive businesses.

Interest Expense

For the three months ended September 30, 2008, interest expense decreased to $134.8 million from $141.7 million and for the nine months ended September 30, 2008, interest expense decreased to $407.8 million from $427.0 million principally due to lower interest rates and the timing of the 2007 refinancing of $700.0 million of senior notes. The Company had $7.10 billion and $7.06 billion of principal amounts of debt outstanding (including current maturities) at September 30, 2008 and 2007, respectively, each at a weighted average interest rate of 7.1%.

Interest Income

For the three months ended September 30, 2008, interest income decreased $23.6 million to $6.4 million and for the nine months ended September 30, 2008, interest income decreased $63.9 million to $39.2 million due to lower average cash balances and lower interest rates.

Other Items, Net

For the three months ended September 30, 2008, Other items, net, reflected a net loss of $41.3 million principally reflecting a non-cash charge of $56.4 million associated with other-than-temporary declines in the market value of the Company's investments and $4.5 million of losses associated with securitizing accounts receivables partially offset by foreign exchange gains of $19.3 million. Other items, net of $83.4 million for the nine months ended September 30, 2008 principally consisted of a gain of $127.2 million on the sale of the Company's investment in Sundance Channel and foreign exchange gains of $24.5 million partially offset by a non-cash charge of $56.4 million associated with other-than-temporary declines in the market value of the Company's investments and $12.2 million of losses associated with securitizing accounts receivable.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended September 30, 2007, Other items, net, reflected a net loss of $8.3 million principally reflecting losses of $8.8 million associated with securitizing trade receivables. Other items, net, reflected a net loss of $5.5 million for the nine months ended September 30, 2007 consisting of losses of $24.3 million associated with securitizing trade receivables partially offset by a pre-tax gain of $12.6 million on television and radio station divestitures, gains of $3.9 million from sales of investments and foreign exchange gains of $2.3 million.

Benefit (provision) for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) from continuing operations before income taxes, equity in loss of investee companies and minority interest. The Company reported an income tax benefit of $1.33 billion and $947.9 million for the three and nine months ended September 30, 2008, respectively, versus an income tax provision of $172.5 million and $610.4 million for the three and nine months ended September 30, 2007, respectively. The Company's effective income tax rate was 9.7% for the third quarter of 2008 versus 32.8% for the third quarter of 2007. For the nine months ended September 30, 2008, the Company's effective income tax rate was 7.4% versus 38.4% for the same prior-year period. Included in the rates for the three and nine months ended September 30, 2008 was a tax benefit of $1.42 billion associated with the non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill and intangible assets. The provision for income taxes for the nine months ended September 30, 2007 included net tax provisions of $41.8 million related to station divestitures and income tax settlements.

Equity in Loss of Investee Companies, Net of Tax

Equity in loss of investee companies, net of tax, reflects the operating results of the Company's equity investments. For the three months ended September 30, 2008, equity in loss of investee companies, net of tax, decreased $7.0 million to a loss of $6.0 million, and for the nine months ended September 30, 2008, equity in loss of investee companies, net of tax, decreased $5.4 million to a loss of $14.4 million.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings (Loss)

The Company reported a net loss of $12.46 billion for the three months ended September 30, 2008 versus net earnings of $343.3 million for the three months ended September 30, 2007 and a net loss of $11.81 billion for the nine months ended September 30, 2008 versus net earnings of $960.8 million for the nine months ended September 30, 2007. The net loss for the three and nine months ended September 30, 2008 was driven by the non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill and intangible assets.

Segment Results of Operations

The following tables present the Company's revenues, segment operating income before depreciation and amortization and SFAS 142 impairment charges ("Segment OIBDA before Impairment Charges"), operating income, and depreciation and amortization by segment, for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues:
Television	$2,077.5	$2,041.7	$6,786.9	$6,708.4
Radio	392.5	445.7	1,172.4	1,306.6
Outdoor	549.3	552.2	1,644.3	1,568.7
Publishing	225.0	214.2	612.6	643.8
Interactive	140.7	35.9	230.0	105.2
Eliminations	(9.3)	(8.3)	(22.7)	(18.6)

Total Revenues	$3,375.7	$3,281.4	$10,423.5	$10,314.1

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Segment OIBDA before Impairment Charges(a):
Television	$414.0	$487.3	$1,377.8	$1,443.2
Radio	139.4	169.6	420.3	521.3
Outdoor	113.9	153.5	369.0	422.0
Publishing	25.8	23.8	59.9	67.7
Interactive	2.5	(11.2)	(16.2)	(18.6)
Corporate	(38.5)	(41.3)	(106.4)	(109.7)
Residual costs	(18.3)	(24.1)	(63.2)	(72.4)
Impairment charges(b)	(14,117.2)	—	(14,117.2)	—
Depreciation and amortization	(139.7)	(111.8)	(380.9)	(336.5)

Total Operating Income (Loss)	$(13,618.1)	$645.8	$(12,456.9)	$1,917.0

Operating Income (Loss):
Television(b)	$(7,574.7)	$444.2	$(6,698.8)	$1,311.6
Radio(b)	(3,188.1)	162.0	(2,922.4)	498.2
Outdoor(b)	(2,803.4)	99.8	(2,666.9)	262.1
Publishing	23.4	21.6	52.6	61.1
Interactive	(15.2)	(13.3)	(42.2)	(24.5)
Corporate	(41.8)	(44.4)	(116.0)	(119.1)
Residual costs	(18.3)	(24.1)	(63.2)	(72.4)

Total Operating Income (Loss)	$(13,618.1)	$645.8	$(12,456.9)	$1,917.0

Depreciation and Amortization:
Television	$45.4	$43.1	$133.3	$131.6
Radio	8.8	7.6	24.0	23.1
Outdoor	62.1	53.7	180.7	159.9
Publishing	2.4	2.2	7.3	6.6
Interactive	17.7	2.1	26.0	5.9
Corporate	3.3	3.1	9.6	9.4

Total Depreciation and Amortization	$139.7	$111.8	$380.9	$336.5

(a)
The Company presents Segment OIBDA before Impairment Charges as the primary measure of profit and loss for its operating segments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment charges to the Company's consolidated Net Earnings (Loss) is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

(b)
As a result of the Company's interim goodwill and intangible assets impairment tests, a non-cash charge of $14.12 billion was recorded for the three and nine months ended September 30, 2008, to reduce the carrying value of goodwill and intangible assets. The charge is comprised of $7.94 billion for Television, $3.32 billion for Radio and $2.86 billion for Outdoor. (See Note 4.)

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Television (CBS Television Network, CBS Television Stations, CBS Paramount Network Television, CBS Television Distribution, Showtime Networks and CBS College Sports Network)

(Contributed 62% and 65%, respectively, to consolidated revenues for each of the three and nine months ended September 30, 2008 and 2007.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues	$2,077.5	$2,041.7	$6,786.9	$6,708.4

OIBDA before impairment charges	$414.0	$487.3	$1,377.8	$1,443.2
Impairment charges	(7,943.3)	—	(7,943.3)	—
Depreciation and amortization	(45.4)	(43.1)	(133.3)	(131.6)

Operating income (loss)	$(7,574.7)	$444.2	$(6,698.8)	$1,311.6

OIBDA before impairment charges as a % of revenues	20%	24%	20%	22%
Operating income as a % of revenues	NM	22%	NM	20%
Restructuring charges	$.2	$—	$35.1	$—
Capital expenditures	$44.6	$37.3	$137.0	$121.2

    NM – Not meaningful

Three months ended September 30, 2008 and 2007

For the three months ended September 30, 2008, Television revenues increased 2% to $2.08 billion from $2.04 billion for the same prior-year period primarily due to higher television license fees, home entertainment and affiliate revenues partially offset by lower advertising sales. Television license fees increased 41% for the third quarter of 2008 principally reflecting the domestic syndication sale of CSI: New York. Affiliate revenues increased 6% driven by rate increases and subscriber growth at Showtime Networks. Advertising sales decreased 14% primarily reflecting weakness in the television stations advertising market, lower primetime ratings and the impact of preemptions of primetime programming for presidential election coverage, partially offset by higher political advertising sales.

For the three months ended September 30, 2008, Television reported an operating loss of $7.57 billion, which included a non-cash impairment charge of $7.94 billion to reduce the carrying value of goodwill and intangible assets, compared with operating income of $444.2 million for the same prior-year period. Television OIBDA before impairment charges decreased 15% to $414.0 million from $487.3 million primarily due to lower advertising sales partially offset by profits from the domestic syndication sale of CSI: New York. Television results included stock-based compensation expense of $17.7 million for the three months ended September 30, 2008 versus $14.3 million for the same prior-year period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Nine months ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, Television revenues increased 1% to $6.79 billion from $6.71 billion for the same prior-year period primarily due to higher television license fees and affiliate revenues partially offset by lower advertising sales. Television license fees increased 54% due to higher domestic and international syndication sales including the impact of the new international self-distribution arrangement for the CSI franchise, which was previously distributed by a third party, and the domestic syndication sale of CSI: New York. Affiliate revenues increased 6% principally driven by rate increases and subscriber growth at Showtime Networks. Advertising sales decreased 12% primarily due to the absence of the 2007 telecast of Super Bowl XLI on CBS Television Network, weakness in the local television stations advertising market and lower primetime ratings partially offset by higher political advertising sales.

For the nine months ended September 30, 2008, Television reported an operating loss of $6.70 billion, which included the non-cash impairment charge of $7.94 billion, compared with operating income of $1.31 billion for the same prior-year period. Television OIBDA before impairment charges decreased 5% to $1.38 billion from $1.44 billion primarily due to lower advertising sales and restructuring charges of $35.1 million incurred during the first nine months of 2008 partially offset by higher profits from syndication sales, principally from the CSI franchise, and higher affiliate revenues. Television results included stock-based compensation expense of $50.8 million for the nine months ended September 30, 2008 versus $38.6 million for the same prior-year period.

Dispositions

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185 million in cash.

Radio (CBS Radio)

(Contributed 12% and 11% to consolidated revenues for the three and nine months ended September 30, 2008 versus 14% and 13% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues	$392.5	$445.7	$1,172.4	$1,306.6

OIBDA before impairment charges	$139.4	$169.6	$420.3	$521.3
Impairment charges	(3,318.7)	—	(3,318.7)	—
Depreciation and amortization	(8.8)	(7.6)	(24.0)	(23.1)

Operating income (loss)	$(3,188.1)	$162.0	$(2,922.4)	$498.2

OIBDA before impairment charges as a % of revenues	36%	38%	36%	40%
Operating income as a % of revenues	NM	36%	NM	38%
Restructuring charges	$.2	$—	$10.2	$—
Capital expenditures	$14.5	$8.4	$33.7	$26.3

    NM – Not meaningful

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Three Months Ended September 30, 2008 and 2007

For the three months ended September 30, 2008, Radio revenues decreased 12% to $392.5 million from $445.7 million for the same prior-year period reflecting weakness in the radio advertising market and the impact of radio station divestitures. The station divestitures negatively impacted the Radio revenue comparison by 1% for the three months ended September 30, 2008.

For the three months ended September 30, 2008, Radio reported an operating loss of $3.19 billion, which included a non-cash impairment charge of $3.32 billion to reduce the carrying value of goodwill and intangible assets, compared with operating income of $162.0 million for the same prior-year period. OIBDA before impairment charges decreased 18% to $139.4 million due to lower advertising sales and the absence of profits from divested stations partially offset by lower talent, employee-related and marketing and promotion costs reflecting the implementation of restructuring plans and cost-saving initiatives, and lower sports programming costs. Radio results included stock-based compensation expense of $5.6 million for the three months ended September 30, 2008 versus $3.9 million for the same prior-year period.

On July 31, 2008, the Company announced its intention to divest approximately 50 of its radio stations in 12 mid-size markets.

Nine Months Ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, Radio revenues decreased 10% to $1.17 billion from $1.31 billion for the same prior-year period reflecting weakness in the radio advertising market and the impact of radio station divestitures. The station divestitures negatively impacted the Radio revenue comparison by 2% for the nine months ended September 30, 2008. These decreases were partially offset by the recognition of $10.4 million of revenue associated with the Company's former agreements with Westwood One, Inc. ("Westwood One") which were terminated, modified and/or extended in the first quarter of 2008.

For the nine months ended September 30, 2008, Radio reported an operating loss of $2.92 billion, which included the non-cash impairment charge, compared with operating income of $498.2 million for the same prior-year period. OIBDA before impairment charges decreased 19% to $420.3 million due to lower advertising sales, the absence of profits from divested stations and restructuring charges of $10.2 million incurred during the first nine months of 2008. These decreases were partially offset by the $10.4 million of revenue from Westwood One as well as lower employee-related expenses, marketing and promotion costs and sports programming costs. Radio results included stock-based compensation expense of $15.0 million for the nine months ended September 30, 2008 versus $12.3 million for the same prior-year period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

(Contributed 16% to consolidated revenues for both the three and nine months ended September 30, 2008 versus 17% and 15% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues	$549.3	$552.2	$1,644.3	$1,568.7

OIBDA before impairment charges	$113.9	$153.5	$369.0	$422.0
Impairment charges	(2,855.2)	—	(2,855.2)	—
Depreciation and amortization	(62.1)	(53.7)	(180.7)	(159.9)

Operating income (loss)	$(2,803.4)	$99.8	$(2,666.9)	$262.1

OIBDA before impairment charges as a % of revenues	21%	28%	22%	27%
Operating income as a % of revenues	NM	18%	NM	17%
Restructuring charges	$4.7	$—	$7.3	$—
Capital expenditures	$53.6	$42.6	$149.7	$129.8

    NM – Not meaningful

Three Months Ended September 30, 2008 and 2007

For the three months ended September 30, 2008, Outdoor revenues decreased 1% to $549.3 million from $552.2 million for the same prior-year period reflecting a decrease of 4% in North America (which is comprised of the United States, Canada and Mexico) partially offset by growth of 5% in International (which is comprised of Europe, Asia and South America). The revenue growth in International was led by the acquisition of International Outdoor Advertising Group ("IOA"), growth in China and the favorable impact of foreign exchange rate changes, primarily from Europe, partially offset by revenue declines in the U.K., the Netherlands and Italy, which have been adversely affected by current market conditions in Europe. The revenue decline in North America reflected declines of 6% in the U.S. billboards business and 8% in Canada. The non-renewal of two major municipal contracts in Toronto and San Francisco negatively impacted the revenue comparison in North America by 2% for the quarter. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $4 million for the three months ended September 30, 2008. Approximately 49% and 47% of Outdoor revenues were generated from regions outside the United States for the three months ended September 30, 2008 and 2007, respectively.

For the three months ended September 30, 2008, Outdoor reported an operating loss of $2.80 billion, which included a non-cash impairment charge of $2.86 billion to reduce the carrying value of goodwill and intangible assets, compared to operating income of $99.8 million for the same prior-year period. Outdoor OIBDA before impairment charges decreased 26% to $113.9 million from $153.5 million for the same prior-year period. North America reported an operating loss of $2.24 billion for the three months ended September 30, 2008, compared to operating income of $89.3 million for the same prior-year period, primarily reflecting the non-cash impairment charge of $2.30 billion. North America OIBDA before impairment charges decreased 20% to $107.0 million due to the revenue decline as well as higher billboard lease and transit costs and the impact of the non-renewal of municipal contracts in

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Toronto and San Francisco. International reported an operating loss of $559.4 million for the three months ended September 30, 2008 versus operating income of $10.5 million for the same prior-year period, primarily reflecting the non-cash impairment charge of $550.9 million. International OIBDA before impairment charges decreased 64% to $6.9 million due to higher transit costs and restructuring charges of $4.0 million incurred during the third quarter of 2008. Outdoor results included stock-based compensation expense of $2.1 million for the three months ended September 30, 2008 versus $1.5 million for the same prior-year period.

Nine Months Ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, Outdoor revenues increased 5% to $1.64 billion from $1.57 billion for the same prior-year period reflecting growth of 13% in International, led by favorable foreign exchange rate changes, growth in the U.K., China and France, and the acquisition of IOA. Revenues in North America increased slightly for the nine months ended September 30, 2008, principally reflecting favorable foreign exchange rate changes and the inclusion of CBS Outernet since its acquisition in October 2007, partially offset by revenue declines in the U.S. billboards business and Canada. The non-renewal of two major municipal contracts in Toronto and San Francisco negatively impacted the revenue comparison in North America by 2% for the first nine months of 2008. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $46 million for the nine months ended September 30, 2008. Approximately 50% and 47% of Outdoor revenues were generated from regions outside the United States for the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, Outdoor reported an operating loss of $2.67 billion, which included a non-cash impairment charge of $2.86 billion to reduce the carrying value of goodwill and intangible assets, compared to operating income of $262.1 million for the same prior-year period. Outdoor OIBDA before impairment charges decreased 13% to $369.0 million from $422.0 million for the same prior-year period. North America reported an operating loss of $2.12 billion for the first nine months of 2008 versus operating income of $234.7 million for the same prior-year period, primarily reflecting the non-cash impairment charge. North America OIBDA before impairment charges decreased 12% to $325.0 million due to higher billboard lease and transit costs as well as the impact of the non-renewal of contracts. International reported an operating loss of $547.6 million for the nine months ended September 30, 2008, compared to operating income of $27.4 million for the same prior-year period, primarily reflecting the non-cash impairment charge. International OIBDA before impairment charges decreased 13% to $44.0 million due to higher transit and billboard lease costs as well as severance and restructuring costs incurred during the first nine months of 2008. Outdoor results included stock-based compensation expense of $5.6 million for the nine months ended September 30, 2008 versus $3.8 million for the same prior-year period.

Acquisitions

On April 23, 2008, the Company acquired IOA, the leading out-of-home advertising company in South America, for $111.4 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 7% and 6%, respectively, to consolidated revenues for each of the three and nine months ended September 30, 2008 and 2007.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues	$225.0	$214.2	$612.6	$643.8

OIBDA	$25.8	$23.8	$59.9	$67.7
Depreciation and amortization	(2.4)	(2.2)	(7.3)	(6.6)

Operating income	$23.4	$21.6	$52.6	$61.1

OIBDA as a % of revenues	11%	11%	10%	11%
Operating income as a % of revenues	10%	10%	9%	9%
Capital expenditures	$2.0	$3.5	$7.1	$7.6

Three Months Ended September 30, 2008 and 2007

For the three months ended September 30, 2008, Publishing revenues increased 5% to $225.0 million reflecting contributions from best-selling titles in the third quarter of 2008, including The War Within by Bob Woodward and Real Life: Preparing for the 7 Most Challenging Days of Your Life by Dr. Phil McGraw.

For the three months ended September 30, 2008, Publishing operating income and OIBDA both increased 8% to $23.4 million and $25.8 million, respectively. These increases were driven by the revenue growth partially offset by higher royalty expenses and selling and advertising costs resulting from the revenue increase and the mix of titles. Publishing results included stock-based compensation expense of $1.2 million for the three months ended September 30, 2008 versus $.9 million for the same prior-year period.

Nine Months Ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, Publishing revenues decreased 5% to $612.6 million due principally to lower frontlist sales, as best-selling titles in the first nine months of 2008, including Duma Key by Stephen King and The War Within by Bob Woodward did not match the success of prior year titles, led by The Secret by Rhonda Byrne.

For the nine months ended September 30, 2008, Publishing operating income decreased 14% to $52.6 million and OIBDA decreased 12% to $59.9 million. These decreases reflected the decline in revenues partially offset by lower royalty expenses and production costs which were driven by the revenue decline and the mix of titles. Publishing results included stock-based compensation expense of $3.4 million for the nine months ended September 30, 2008 versus $2.5 million for the same prior-year period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interactive (CBS Interactive)

(Contributed 4% and 2% to consolidated revenues for the three and nine months ended September 30, 2008 versus 1% for each of the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues	$140.7	$35.9	$230.0	$105.2

OIBDA	$2.5	$(11.2)	$(16.2)	$(18.6)
Depreciation and amortization	(17.7)	(2.1)	(26.0)	(5.9)

Operating loss	$(15.2)	$(13.3)	$(42.2)	$(24.5)

OIBDA as a % of revenues	2%	NM	NM	NM
Operating loss as a % of revenues	NM	NM	NM	NM
Restructuring charges	$.8	$—	$.8	$—
Capital expenditures	$11.4	$2.6	$14.7	$5.4

    NM – Not meaningful

On June 30, 2008, the Company completed the acquisition of all of the outstanding shares of CNET common stock for $11.50 per share, for a total of $1.8 billion in cash. The results of CNET have been included in the Interactive segment since the date of acquisition.

Three Months Ended September 30, 2008 and 2007

For the three months ended September 30, 2008, Interactive revenues increased $104.8 million to $140.7 million reflecting the impact of the acquisition of CNET.

For the three months ended September 30, 2008, Interactive reported an operating loss of $15.2 million compared to an operating loss of $13.3 million for the same prior-year period, reflecting depreciation and amortization expense associated with fixed assets and intangible assets acquired in connection with CNET. Interactive OIBDA increased to $2.5 million for the three months ended September 30, 2008 from a loss of $11.2 million for the same prior-year period due to the impact of the acquisition of CNET and lower employee-related costs resulting from headcount reductions, partially offset by increased costs associated with business development and restructuring charges of $.8 million incurred during the third quarter of 2008. Interactive results included stock-based compensation expense of $1.9 million for the three months ended September 30, 2008 versus $.6 million for the same prior-year period.

Nine Months Ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, Interactive revenues increased $124.8 million to $230.0 million reflecting the impact of the acquisition of CNET, higher advertising sales from the CBS Audience Network and higher mobile revenues.

For the nine months ended September 30, 2008, Interactive reported an operating loss of $42.2 million compared to an operating loss of $24.5 million for the same prior-year period, reflecting depreciation and amortization expense associated with fixed assets and intangible assets acquired in connection with CNET. Interactive OIBDA increased to a loss of $16.2 million for the nine months ended

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

September 30, 2008 from a loss of $18.6 million for the prior-year period due to the impact of the acquisition of CNET and lower employee-related costs resulting from headcount reductions, partially offset by increased costs associated with business development. Interactive results included stock-based compensation expense of $3.5 million for the nine months ended September 30, 2008 versus $1.4 million for the same prior-year period.

Financial Position

Current assets decreased $813.1 million to $5.22 billion at September 30, 2008 from $6.03 billion at December 31, 2007, primarily due to decreases in cash and cash equivalents and programming and other inventory. The decrease in cash and cash equivalents of $793.8 million principally reflected cash used for acquisitions, dividends and capital expenditures, partially offset by cash flows generated from operations and dispositions. The decrease in programming and other inventory reflected the timing of investments in programming. The allowance for doubtful accounts as a percentage of receivables was 4.8% at September 30, 2008 compared with 5.0% at December 31, 2007.

Net property and equipment of $3.03 billion at September 30, 2008 increased $109.1 million from $2.92 billion at December 31, 2007, primarily reflecting capital expenditures of $349.6 million and acquisitions of $122.3 million, partially offset by depreciation expense of $297.1 million, dispositions of $27.5 million and foreign currency translation adjustments.

Goodwill decreased $9.55 billion to $8.90 billion at September 30, 2008 from $18.45 billion at December 31, 2007, primarily reflecting the impairment of goodwill at the Television, Radio and Outdoor segments, partially offset by acquisitions.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $3.10 billion to $6.98 billion at September 30, 2008 from $10.08 billion at December 31, 2007, primarily due to the impairment of FCC licenses at the Television and Radio segments, television station divestitures of $98.9 million and amortization expense of $83.8 million, partially offset by acquisitions.

Current liabilities increased $267.6 million to $4.67 billion at September 30, 2008 from $4.40 billion at December 31, 2007, primarily due to the impact of the new international self-distribution arrangement for the CSI franchise.

Cash Flows

Cash and cash equivalents decreased by $793.8 million for the nine months ended September 30, 2008. The change in cash and cash equivalents was as follows:

	Nine Months Ended September 30,

	2008	2007

Cash provided by operating activities	$1,713.7	$1,895.9
Cash used for investing activities	(1,955.1)	(132.2)
Cash used for financing activities	(552.4)	(3,612.3)

Net decrease in cash and cash equivalents	$(793.8)	$(1,848.6)

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Activities.    Cash provided by operating activities of $1.71 billion for the nine months ended September 30, 2008 decreased $182.2 million, or 10%, from $1.90 billion for the same prior-year period primarily due to lower advertising revenues, partially offset by lower income tax and television production payments in 2008.

Cash paid for income taxes for the nine months ended September 30, 2008 was $207.5 million versus $427.9 million for the nine months ended September 30, 2007. Cash taxes for 2008 are currently anticipated to be approximately $275 million.

Investing Activities.    Cash used for investing activities of $1.96 billion for the nine months ended September 30, 2008 principally reflected acquisitions of $1.95 billion, primarily CNET and IOA, and capital expenditures of $349.6 million. These increases were partially offset by proceeds from dispositions of $366.7 million, primarily from television station divestitures and the sale of the Company's investment in Sundance Channel. Cash used for investing activities of $132.2 million for the nine months ended September 30, 2007 principally reflected the acquisitions of Last.fm, MaxPreps, Inc. and outdoor advertising properties, capital expenditures of $302.2 million and the investment in several new interactive initiatives. These increases were partially offset by proceeds from dispositions of $346.3 million, primarily from the radio station divestitures, and net receipts of $174.9 million from Viacom Inc. relating to the Separation.

Capital expenditures for 2008 are currently anticipated to be approximately $400 million.

Financing Activities.    Cash used for financing activities of $552.4 million for the nine months ended September 30, 2008 principally reflected dividend payments of $524.3 million and the purchase of Company common stock for $45.6 million, partially offset by proceeds from the exercise of stock options of $31.2 million. Cash used for financing activities of $3.61 billion for the nine months ended September 30, 2007 principally reflected the purchase of Company common stock for $3.35 billion, the repayment of notes of $660.0 million and dividend payments of $472.4 million, partially offset by proceeds from the issuance of notes of $678.0 million and proceeds from the exercise of stock options of $195.2 million.

Cash Dividends

On August 11, 2008, the Company announced a quarterly cash dividend of $.27 per share on its Class A and Class B Common Stock payable on October 1, 2008. The total dividend was $185.5 million of which $181.1 million was paid on October 1, 2008 and $4.4 million was accrued to be paid upon vesting of RSUs and restricted shares. During the third quarter of 2008, the Company paid $181.1 million for the dividend declared on April 29, 2008 and for dividend payments on RSUs and restricted shares that vested during the third quarter of 2008.

Purchase of Company Stock

In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 accelerated share repurchase transaction.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure

The following table sets forth the Company's long-term debt:

	At September 30, 2008	At December 31, 2007

Notes payable to banks	$4.8	$5.3
Senior debt (4.625% – 8.875% due 2010 – 2056) (a)	7,023.3	7,015.7
Other notes	.2	.8
Obligations under capital leases	114.8	108.9

Total debt	7,143.1	7,130.7
Less discontinued operations debt (b)	43.0	43.0

Total debt from continuing operations	7,100.1	7,087.7
Less current portion	15.8	19.1

Total long-term debt from continuing operations, net of current portion	$7,084.3	$7,068.6

(a)
As of September 30, 2008 and December 31, 2007, the senior debt balances included (i) a net unamortized premium of $24.0 million and $26.2 million, respectively, and (ii) the net change in the carrying value of the debt relating to fair value hedges of $4.9 million and $(5.0) million, respectively.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

Credit Facility

As of September 30, 2008, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At September 30, 2008, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of September 30, 2008, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.8 billion.

Accounts Receivable Securitization Program

As of September 30, 2008, the Company had $550.0 million outstanding under its revolving accounts receivable securitization program. The program results in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of September 30, 2008, the Company was in compliance with the required ratios under the receivable securitization program.

During the nine months ended September 30, 2008 and 2007, proceeds from collections of securitized accounts receivables of $2.09 billion were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $4.5 million and

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$8.8 million for the three months ended September 30, 2008 and 2007, respectively and $12.2 million and $24.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Company believes that its operating cash flows ($1.71 billion for the nine months ended September 30, 2008), cash and cash equivalents ($553.1 million at September 30, 2008), borrowing capacity under its committed bank facility (which consisted of an unused revolving Credit Facility of $2.8 billion at September 30, 2008), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments, and dividend and other financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film programming, and talent contracts will come primarily from cash flow from operations.

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

On November 3, 2008, the Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock, Class B Common Stock (issuable only upon conversion of debt securities and preferred stock) and warrants of CBS Corp. that may be issued by the Company from time to time. The registration statement replaced the previous shelf registration statement that was scheduled to expire on December 1, 2008. As set forth in the shelf registration statement, the net proceeds from the sale of offered securities may be used by CBS Corp. for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

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

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2008, the outstanding letters of credit and surety bonds approximated $412.6 million and were not recorded on the Consolidated Balance Sheet.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2008, the Company had pending approximately 69,280 asbestos claims, as compared with approximately 72,120 as of December 31, 2007 and approximately 72,970 as of September 30, 2007. Of the claims pending as of September 30, 2008, approximately 40,460 were pending in state courts, 25,060 in federal courts and, additionally, approximately 3,760 were third party claims pending in state courts. During the third quarter of 2008, the Company received approximately 1,350 new claims and closed or moved to an inactive docket approximately 6,020 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2007 and 2006 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.5 million and $5.7 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at September 30, 2008. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At September 30, 2008, NAI beneficially owned CBS Corp. Class A

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 13% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $244.8 million and $88.1 million for the three months ended September 30, 2008 and 2007, respectively, and $390.2 million and $219.7 million for the nine months ended September 30, 2008 and 2007, respectively.

CBS Corp., through Showtime Networks, pays license fees to Viacom Inc., primarily Paramount Pictures, for motion picture programming. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total amounts from these transactions were $46.1 million and $45.4 million for the three months ended September 30, 2008 and 2007, respectively, and $58.2 million and $129.2 million for the nine months ended September 30, 2008 and 2007, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets:

	At September 30, 2008	At December 31, 2007

Amounts due from Viacom Inc.
Receivables	$163.2	$114.8
Other assets (Receivables, noncurrent)	284.5	207.3

Total amounts due from Viacom Inc.	$447.7	$322.1

Amounts due to Viacom Inc.
Accounts payable	$9.5	$4.7
Program rights	81.1	74.3
Other liabilities (Program rights, noncurrent)	27.6	24.3

Total amounts due to Viacom Inc.	$118.2	$103.3

Other Related Parties    The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $14.8 million and $13.9 million for the three months ended September 30, 2008 and 2007, respectively, and $39.5 million and $62.7 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2 – Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television and radio businesses by causing delays in the production of the Company's television or radio programming or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. The entertainment businesses' collective bargaining agreements with each of the Screen Actors Guild ("SAG") and American Federation of Television and Radio Artists ("AFTRA") covering performers expired on June 30, 2008. On July 8, 2008, AFTRA announced that a new agreement with the Alliance of Motion Picture and Television Producers had been ratified by its members. No new agreement has yet been reached with SAG. If an agreement is not reached by the parties, strikes or work stoppages could occur and, depending on their duration, could have an adverse effect on the Company's revenues and operating income.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2008, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

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
(a)
Employment Agreement dated September 16, 2008 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed September 22, 2008) (File No. 001-09553).
(b)
Stock Option Award Agreement effective September 22, 2008 between CBS Corporation and Sumner M. Redstone (incorporated by reference to the Current Report on Form 8-K of CBS Corporation filed September 24, 2008) (File No. 001-09553).
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

CBS CORPORATION (Registrant)
Date: November 4, 2008	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer
Date: November 4, 2008	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(3)	Articles of Incorporation and By-laws
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
(a)
Employment Agreement dated September 16, 2008 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed September 22, 2008) (File No. 001-09553).
(b)
Stock Option Award Agreement effective September 22, 2008 between CBS Corporation and Sumner M. Redstone (incorporated by reference to the Current Report on Form 8-K of CBS Corporation filed September 24, 2008) (File No. 001-09553).
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