Form 10-K
period 2008-12-31
CBS CORP
filed 2009-02-25
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

          As of June 30, 2008, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $223,995,903 (based upon the closing price of $19.48 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $11,183,405,560 (based upon the closing price of $19.49 per share as reported by the New York Stock Exchange on that date).

          As of February 15, 2009, 57,706,637 shares of Class A Common Stock and 621,384,938 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of CBS Corporation's Notice of 2009 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Part III).

 PART I

Item 1.    Business.

        CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is a mass media company with operations in the following segments:

  •
  TELEVISION: The Television segment consists of CBS Television, comprised of the CBS® Television Network, the Company's 30 owned broadcast television stations, CBS Paramount Network Television and CBS Television Distribution, the Company's television production and syndication operations; Showtime® Networks, the Company's premium subscription television program services; and CBS College Sports Network™, the Company's cable network devoted to college athletics.

  •
  RADIO: The Radio segment owns and operates 137 radio stations in 29 United States ("U.S.") markets through CBS Radio®.

  •
  OUTDOOR: The Outdoor segment displays advertising on media, including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage principally through CBS Outdoor® and in retail stores through CBS Outernet™.

  •
  INTERACTIVE: The Interactive segment is the Company's online content network for information relating to technology, entertainment, sports, news, business, gaming and music. CBS Interactive's brands include CNET®, CBS.com™, CBSSports.com™, GameSpot®, TV.com™, BNET™ and Last.fm®.

  •
  PUBLISHING: The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner® and Free Press™.

        For the year ended December 31, 2008, contributions to the Company's consolidated revenues from its segments were as follows: Television 64%, Radio 11%, Outdoor 16%, Interactive 3% and Publishing 6%. The Company generated approximately 16% of its total revenues from international regions in 2008. For the year ended December 31, 2008, approximately 66% and 16% of total international revenues of approximately $2.25 billion were generated in Europe and Canada, respectively.

        In December 2008, the Company announced that it had entered into an agreement with Clear Channel Communications, Inc. to swap five of CBS Radio's mid-size market radio stations (KBKS-FM (Seattle), WQSR-FM (Baltimore), KXJM-FM and KLTH-FM (Portland) and KQJK-FM (Sacramento)) for Clear Channel's two large market stations in Houston (KLOL-FM and KHMX-FM). In December 2008, the Company also announced that it had entered into an agreement to sell three of its radio stations in Denver (KWLI-FM, KIMN-FM and KXKL-FM) to Wilks Broadcasting for $19.5 million. These radio station transactions are subject to customary closing conditions. On June 30, 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET") common stock for $11.50 per share, for a total of $1.8 billion. CNET has been included in the Company's results from the date of acquisition. Effective July 1, 2008, the Company created a separate Interactive segment, which combined the Company's existing interactive businesses, which were previously reported in the Television segment, with those of CNET. Prior period results have been reclassified to conform to the new presentation. In April 2008, the Company acquired International Outdoor Advertising Group, the leading out-of-home advertising company in South America, for $110.8 million. In January 2008, the Company completed the sale of seven of its owned television stations to Cerberus Capital Management, L.P. for $185.0 million. In November 2007, the Company completed the last of its sales of 39 radio stations in 10 of its smaller markets for $668.4 million in the aggregate.

        As technologies for delivering content and services evolve, and as evidenced by its acquisition of CNET, the Company continues to pursue and expand upon opportunities to distribute content to consumers through various platforms, including the Internet, mobile devices and video-on-demand. The Company is focused on utilizing interactive features to deepen and broaden its relationship with audiences. The Company has entered into various arrangements to extend the reach of its news, entertainment and other program content across a number of products and platforms with leading Internet, cable and mobile wireless companies, among others.

        The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified international entertainment companies such as The Walt Disney Company, NBC Universal, Inc., News Corporation, Time Warner Inc., Cox Radio Inc. and Clear Channel Outdoor Holdings, Inc.

        As of December 31, 2008, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,500 movie screens in the U.S., the United Kingdom ("U.K."), South America and Russia and manages 21 movie screens in the U.S. and the U.K., beneficially owned Class A Common Stock of the Company representing approximately 81% of the voting power of all classes of the Company's Common Stock, and approximately 10% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

        The Company was organized in Delaware in 1986. The Company's principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Web site address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

        Television (64%, 65% and 65% of the Company's consolidated revenues in 2008, 2007 and 2006, respectively)

        The Television segment consists of CBS Television, comprised of the CBS Television Network, the Company's 30 owned broadcast television stations and CBS Paramount Network Television and CBS Television Distribution, the Company's television production and syndication operations; Showtime Networks, the Company's premium subscription television program services; and CBS College Sports Network, the Company's cable network devoted to college athletics.

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

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality-based programming, made-for-television movies and miniseries, theatrical films, specials, children's programs, daytime dramas, game shows and late-night programs. In September 2007, CBS Films, a unit of CBS Entertainment, was created to develop and produce a limited slate of films across all genres, each under the $50 million per film category. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes®, CBS Evening News with Katie Couric and The Early Show, as well as special reports. CBS News Productions, the off-network production company created by CBS

News, produces programming for domestic and international outlets, including the CBS Television Network, cable television, home video, audio-book and in-flight markets, as well as schools and libraries. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain NCAA championships, including the Final Four, golf, including the Masters Tournament and the PGA Championship, the U.S. Open Tennis Championships, regular-season college football and basketball line-ups on network television, in addition to the NFL's American Football Conference regular season schedule, the Postseason Divisional Playoff games and the AFC championship game. In 2004, CBS Sports entered into a six-year rights extension with the NFL to broadcast the AFC beginning in 2006 and including two Super Bowls. Extending its franchises, CBS Sports has the marketing rights for the 2003-2013 NCAA Championships, including coordination of related multimedia and television, and other related business opportunities. CBS Home Entertainment licenses home video rights and CBS Consumer Products licenses merchandising rights.

        The CW, a broadcast network and 50/50 joint venture with Warner Bros. Entertainment, was launched in Fall 2006. The CW's programming includes Gossip Girl, 90210 and America's Next Top Model. Nine of the Company's owned television stations are affiliates of The CW.

        In late September 2007, at the beginning of the 2007-2008 broadcast season, Nielsen Media Research introduced a television measurement system based on commercial viewership rather than program viewership. The new standard allows for the inclusion of both live and delayed viewing of commercials up to three days after live broadcasts and has become the industry standard for the buying and selling of television commercial time.

        Television Stations.    The Company owns 30 broadcast television stations through its CBS Television Stations group, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. The Company's television stations are located in the 8 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area ("DMA") in 9 major markets. These multiple station markets are: Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #7), Detroit (market #11), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #23). This network of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming. The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. Substantially all of the Company's television stations currently operate Web sites, which promote the stations' programming, and provide news, information and entertainment, as well as other services. Since October 2006, pursuant to an exclusive video syndication arrangement, local news video from 17 of the Company's television stations has been available on Yahoo! CBS and Yahoo! share revenue from advertising sold adjacent to CBS stations' content on the site.

        Every three years, each television station must elect, with respect to its retransmission by cable television operators within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. The Company has elected the retransmission consent option in substantially all cases for the period beginning January 1, 2009, and, since 2006, has implemented a systematic process of seeking monetary consideration for its retransmission consent.

        The Company's owned and operated television stations reach approximately 38% of all U.S. television households and approximately 35% of U.S. television households as measured by the FCC's television national audience reach limitation under which a VHF television station is deemed to reach 100% of the television households in its market and a UHF television station is deemed to reach 50% of the television households in its market. The FCC's ownership rules limit the Company's national audience reach to 39% of all U.S. television households. (See "CBS Corp. Business Segments—Regulation—Broadcasting—Ownership Regulation").

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of February 20, 2009.

Station and Metropolitan Area Served (1)	Market Rank (2)	Type	Network Affiliation
WCBS-TV New York, NY	1	VHF	CBS
KCAL-TV Los Angeles, CA	2	VHF	Independent
KCBS-TV Los Angeles, CA	2	VHF	CBS
WBBM-TV Chicago, IL	3	VHF	CBS
KYW-TV Philadelphia, PA	4	VHF	CBS
WPSG-TV Philadelphia, PA	4	UHF	The CW
KTVT-TV Dallas-Fort Worth, TX	5	VHF	CBS
KTXA-TV Dallas-Fort Worth, TX	5	UHF	Independent
KPIX-TV San Francisco-Oakland-San Jose, CA	6	VHF	CBS
KBCW-TV San Francisco-Oakland-San Jose, CA	6	UHF	The CW
WBZ-TV Boston, MA	7	VHF	CBS
WSBK-TV Boston, MA	7	UHF	Independent
WUPA-TV Atlanta, GA	8	UHF	The CW
WKBD-TV Detroit, MI	11	UHF	The CW
WWJ-TV Detroit, MI	11	UHF	CBS
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	13	UHF	The CW
KSTW-TV Seattle-Tacoma, WA	14	VHF	The CW
WCCO-TV Minneapolis-St. Paul, MN	15	VHF	CBS
Satellites:
KCCO-TV(3) Alexandria, MN			CBS
KCCW-TV(4) Walker, MN			CBS
WFOR-TV Miami-Ft. Lauderdale, FL	16	VHF	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	16	UHF	MyNetworkTV

Station and Metropolitan Area Served (1)	Market Rank (2)	Type	Network Affiliation
KCNC-TV Denver, CO	18	VHF	CBS
KOVR-TV Sacramento-Stockton-Modesto, CA	20	VHF	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	20	UHF	The CW
KDKA-TV Pittsburgh, PA	23	VHF	CBS
WPCW-TV Pittsburgh, PA	23	UHF	The CW
WBXI-CA(5) Indianapolis, IN	25	UHF	MTV/TR3S
WJZ-TV Baltimore, MD	26	VHF	CBS
WGNT-TV Norfolk-Portsmouth-Newport News, VA	43	UHF	The CW

(1)
Metropolitan Area Served is Nielsen Media Research's DMA.
(2)
Market Rankings based on Nielsen Media Research Local Market Universe Estimate, September 2008.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.

        Television Production and Syndication.    The Company, through CBS Paramount Network Television and CBS Television Distribution (including King World Productions, CBS Studios and CBS Paramount International Television), produces, acquires and/or distributes programming worldwide, including series, specials, news, public affairs and made-for-television movies. Such programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services or distribution via first-run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company also distributes off-network syndicated programming, which is programming exhibited on television stations or cable networks following its exhibition on a network, basic cable network or premium subscription service.

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

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in the Television segment's operating results. Unrecognized revenues attributable to such license agreements were approximately $600.1 million and $582.9 million at December 31, 2008 and December 31, 2007, respectively.

        CBS College Sports Network.    CBS College Sports Network is a cable program service featuring events from approximately 25 men's and women's college sports, with approximately 26.6 million subscribers as of January 31, 2009. CBS College Sports Network derives its revenues from subscription fees and the sale of advertising time on its cable program service. In September 2006, the mtn: MountainWest Sports Network was launched. CBS College Sports Network and Comcast Corporation each owns a 50% interest in the mtn, which exhibits Mountain West Conference athletics and is available to U.S. cable and satellite providers.

        Showtime Networks.    Showtime Networks owns and operates three commercial-free, premium subscription television program services in the U.S.: Showtime, offering recently released theatrical feature films, original series, documentaries, boxing, mixed martial arts and other special events; The Movie Channel®, offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the 70s, 80s and 90s, as well as selected other titles. At December 31, 2008, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 58.7 million subscriptions in the U.S., certain U.S. territories and Bermuda.

        Showtime Networks also owns and operates several multiplexed channels of Showtime and The Movie Channel in the U.S. which offer additional and varied programming choices. In addition, Showtime Networks transmits high definition television feeds of Showtime, The Movie Channel and several of their multiplexed channels, and also makes versions of Showtime, The Movie Channel and Flix available "on demand," enabling subscribers to watch selected individual programs at their convenience (in both standard and high definition in the case of Showtime and The Movie Channel, and standard definition in the case of Flix). Showtime Networks also provides special events to licensees on a pay-per-view basis through Showtime PPV®. Showtime Networks also operates the Web site SHO.com which promotes Showtime, The Movie Channel and Flix programming, and provides information and entertainment and other services.

        Showtime Networks derives revenue principally from the license of its program services to cable television operators, direct-to-home ("DTH") satellite operators, telephone companies and other distributors. The costs of acquiring premium television rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from major or independent motion picture producers and other distributors typically covering the U.S. and Bermuda for varying durations. For example, Showtime Networks has recently entered into motion picture output agreements with The Weinstein Company and Summit Entertainment for the exclusive U.S. premium subscription television rights for certain exhibition windows relating to feature films initially theatrically released in the U.S through December 2015 and December 2012, respectively. These exclusive output agreements are in addition to Showtime Networks' exclusive output agreement with Paramount Pictures for feature films initially theatrically released in the U.S through December 2007, and Showtime Networks' exclusive output agreements with each of MGM and Lionsgate for feature films initially theatrically released in the U.S. through December 2008. Showtime Networks also arranges for the development, production and acquisition of original programs, series and documentaries. Showtime Networks' original series include Dexter, Californication, The Tudors, Weeds, Brotherhood, United States of Tara and The L Word, among others. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives distribution revenue from the rights it retains in certain of its original programming. For example, Showtime Networks and its affiliate(s) have entered into licenses with television networks in various foreign territories for exhibition of certain original series, as well as electronic sell-through arrangements with several Internet distributors, including iTunes and Amazon, among others, for certain Showtime programming.

        Showtime Networks also owns 90% of and manages Smithsonian Networks, a venture with Smithsonian Institution. In September 2007, this venture launched Smithsonian Channel™, a high definition television program service, in the U.S., and, in March 2008, launched its companion on demand version, in both standard and high definition. This channel features programs of a cultural, historical, scientific and educational nature.

Television Competition.

        Television Network.    The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services as well as other media, including DVDs, print and the Internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to Nielsen Media Research, for the broadcast television primetime daypart for the period September 22, 2008 to January 25, 2009, the CBS Television Network secured the #1 position for total viewers and for key adult viewers ages 25-54 and the #2 position for key adult viewers ages 18-49.

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

        CBS College Sports Network.    CBS College Sports Network's cable programming service principally competes with other sports-oriented cable programming services for cable and satellite distribution and related revenue, for viewership and for advertising revenue. Consolidation among cable operators has made it more difficult for newer channels to secure broad distribution. In addition, the largest cable providers have created sports tiers for newer sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. CBS College Sports Network's television service also competes with other sports programming services in acquiring the television and broadband rights to sporting events, resulting in increased rights fees and increased production expenses.

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

        The terms and favorable renewal of agreements with distributors for the distribution of the Company's subscription television program services are important to the Company. Consolidation among multichannel video programming distributors and other marketplace factors make it more difficult to reach favorable terms and could have an adverse effect on revenues. In addition, new entrants providing programming or other services for cable networks, cable operators and other platforms could be competitive with and adversely affect the Company's media businesses, including Showtime Networks' subscription television business.

        Radio (11%, 12% and 14% of the Company's consolidated revenues in 2008, 2007 and 2006, respectively)

        The Company's radio broadcasting business operates through CBS Radio, one of the largest operators of radio stations in the U.S. CBS Radio owns and operates 137 radio stations serving 29 U.S. markets as of February 20, 2009. Virtually all of the Company's owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 76% in the 25 largest U.S. radio markets. CBS Radio also owns three radio stations in Denver which are subject to a sale agreement and have been operated by the purchaser of these stations pursuant to a local marketing agreement effective January 1, 2009 until the closing of the sale. In December 2008, the Company agreed to exchange five of its radio stations in mid-sized markets for two of Clear Channel Communications' radio stations in Houston, a large market. These transactions are subject to customary closing conditions. The Company's strategy generally is to operate radio stations in the largest markets and take advantage of the Company's ability to sell advertising across multiple markets and formats. The Company believes that it is favorably impacted by offering radio, television and outdoor advertising platforms in large markets. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table below includes information with respect to the Company's radio stations in the top 25 U.S. radio markets.

        CBS Radio's geographically dispersed stations serve diverse target demographics through a broad range of formats such as rock, oldies, all-news, talk, adult contemporary, urban, sports and country, and CBS Radio has established leading franchises in news, sports and personality programming. This diversity provides advertisers with the convenience of selecting stations to reach a targeted demographic or of selecting groups of stations to reach broad groups of consumers within and across markets and also reduces the Company's dependence on any single station, local economy, format or advertiser. At the same time, CBS Radio maintains substantial diversity in each market where its stations operate so that its stations can appeal to several demographic groups. CBS Radio's general programming strategies include employing popular on-air talent, some of whose broadcasts may be syndicated by CBS Radio using the services of a third party syndicator, broadcasting programming syndicated to it by others, acquiring the rights to broadcast sports play-by-play and producing and acquiring news content for its radio stations. The overall mix of each radio station's programming lineup is designed to fit the station's specific format and serve its local community.

        A new electronic audience measurement technology, Arbitron Portable People Meter™, has been adopted in 9 of the top 10 markets in which CBS Radio owns and operates radio stations. The Company is monitoring the effects of this new ratings system on the ratings of the Company's radio stations and advertising sales.

        The majority of CBS Radio's revenues are generated from the sale of local, regional and national advertising. The major categories of radio advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, movies and entertainment. CBS Radio is able to use the reach, diversity and branding of its radio stations to create unique division-wide marketing and promotional initiatives for major national advertisers of products and services. The success and reputation of CBS Radio and its stations allow the Company to attract the participation of major artists in these national campaigns. Advertising expenditures by local advertisers fluctuate, which has an effect on CBS Radio's revenues.

        CBS Radio is further extending its station brands online through efforts that include streaming, on-demand audio and video, podcasting, mobile messaging and widgets. Over 150 audio streams of CBS Radio stations and custom channels are available online, including such top brands as 1010 WINS and WFAN-AM, each in New York, and KROQ-FM in Los Angeles. Additionally, CBS Radio has an exclusive agreement with AOL to power the AOL Radio service consisting of the CBS Radio station streams and AOL's over 200 radio station streams, all delivered through CBS Radio's new proprietary technology platform. This Internet radio player gives the consumer a user friendly interface and facilitates programming for the channels and advertising insertion on the player. iPhone and iPod touch users can listen to over 350 radio stations for free via their mobile devices. A similar agreement with Yahoo! was announced in December 2008 to power its Launchcast radio service consisting of a similar mix of CBS Radio station streams and Yahoo!'s radio station streams. This service launched in February 2009. CBS Radio is the most listened to online radio provider according to comScore Arbitron Online Radio Audience Ratings, December 2008. The Company also has agreements with Westwood One, Inc. involving compensation to the Company, the provision of radio programming to CBS Radio and the distribution by Westwood One of CBS Radio News programming.

        Radio Competition.    The Company's radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as Clear Channel Communications, Citadel Broadcasting, Cox Radio, Emmis Communications, Entercom and Radio One. The Company's radio stations also compete with other media, such as broadcast, cable and DTH satellite television, other radio stations, newspapers, magazines, the Internet, including Internet Radio, and direct mail. The radio industry is also subject to competition from Sirius XM Radio Inc., which provides digital audio services to subscribers, sells advertising time on some of its channels and competes with the radio industry for programming.

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

        The radio broadcast industry is in the process of implementing digital broadcasts. Currently, approximately 1,800 radio stations in the U.S. have implemented digital broadcasting. Because there is no FCC deadline for radio stations to cease broadcasting in an analog mode, radio stations that have implemented digital broadcasting transmit both digitally and in analog. As of February 1, 2009, 107 of the Company's owned radio stations have commenced digital broadcasts. The Company believes that digital transmissions will provide listeners with improved sound quality and new programming channels and should facilitate the convergence of radio with other digital media. It is too early to predict the full effect that the implementation of digital broadcasts will have on the Company's radio businesses or on competition generally.

        Aggregate spot advertising sales revenues for the Company's radio stations for 2008 were ranked #1 in three of the top five U.S. markets by metro area population (New York, Chicago and Dallas-Fort Worth), according to the 2008 Market Total Spot Performance Summary of Miller, Kaplan, Arase & Co., LLP.

Radio Stations, Television Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations, television stations and outdoor advertising displays as of February 20, 2009 in the top 25 U.S. radio markets:

	Radio			Television			Outdoor
Market and Market Rank (1)	Stations	AM/FM	Format	Stations	Type	Network Affiliation	Display Type
New York, NY	WCBS	FM	Classic Hits	WCBS-TV	VHF	CBS	Subways, Bulletins,
	WCBS	AM	News				Walls, Malls,
#1—Radio	WFAN	AM	Sports				Street Furniture
#1—Television	WINS	AM	News
	WWFS	FM	Adult Contemporary
	WXRK	FM	Rock
Los Angeles, CA	KCBS	FM	Adult Hits ("Jack")	KCAL-TV	VHF	Independent	Bus, Commuter Rail,
	KFWB	AM	News	KCBS-TV	VHF	CBS	Bulletins, Walls,
#2—Radio	KLSX	FM	Contemporary Hit Radio				Posters, Malls,
#2—Television	KNX	AM	News				Street Furniture
	KROQ	FM	Alternative Rock
	KRTH	FM	Classic Hits
	KTWV	FM	Smooth Jazz
Chicago, IL	WBBM	FM	Rhythmic Contemporary Hit Radio	WBBM-TV	VHF	CBS	Bulletins, Posters,
	WBBM	AM	News				Malls, Walls
#3—Radio	WCFS	FM	Adult Contemporary
#3—Television	WJMK	FM	Adult Hits ("Jack")
	WSCR	AM	Sports
	WUSN	FM	Country
	WXRT	FM	Adult Album Alternative
San Francisco, CA	KCBS	AM	News	KPIX-TV	VHF	CBS	Bus, Commuter Rail,
	KMVQ	FM	Rhythmic AC	KBCW-TV	UHF	The CW	Bulletins, Walls,
#4—Radio	KITS	FM	Alternative Rock				Posters, Malls,
#6—Television	KLLC	FM	Hot Adult Contemporary				Street Furniture
	KFRC	AM	Oldies
	KFRC	FM	News
Dallas-Fort Worth, TX	KLUV	FM	Classic Hits	KTVT-TV	VHF	CBS	Walls, Bulletins,
	KMVK	FM	Spanish	KTXA-TV	UHF	Independent	Malls, Street
#5—Radio	KJKK	FM	Adult Hits ("Jack")				Furniture
#5—Television	KRLD	AM	News/Talk
	KRLD	FM	Sports
	KVIL	FM	Adult Contemporary
Houston, TX	KKHH	FM	Contemporary Hit Radio				Bulletins, Malls
	KIKK	AM	News
#6—Radio	KILT	FM	Country
	KILT	AM	Sports
Atlanta, GA	WAOK	AM	News/Talk	WUPA-TV	UHF	The CW	Bus, Commuter Rail,
	WVEE	FM	Urban				Bulletins, Posters,
#7—Radio	WZGC	FM	Adult Album Alternative				Malls, Street Furniture,
#8—Television							Subways
Philadelphia, PA	KYW	AM	News	KYW-TV	VHF	CBS	Commuter Rail,
	WIP	AM	Sports	WPSG-TV	UHF	The CW	Bulletins, Malls,
#8—Radio	WOGL	FM	Classic Hits				Street Furniture
#4—Television	WPHT	AM	News/Talk
	WYSP	FM	Rock
Washington, D.C.	WTGB	FM	Classic Rock				Bus, Commuter Rail,
	WLZL	FM	Spanish-Tropical				Walls, Bulletins,
#9—Radio	WJFK	FM	FM Talk				Malls
	WPGC	FM	Urban
	WHFS	AM	News/Talk
Boston, MA	WBCN	FM	Active/Alternative Rock	WBZ-TV	VHF	CBS	Bulletins, Malls
	WBMX	FM	Hot Adult Contemporary	WSBK-TV	UHF	Independent
#10—Radio	WBZ	AM	News
#7—Television	WODS	FM	Classic Hits
	WZLX	FM	Classic Rock

	Radio			Television			Outdoor
Market and Market Rank (1)	Stations	AM/FM	Format	Stations	Type	Network Affiliation	Display Type
Detroit, MI	WXYT	FM	Sports	WKBD-TV	UHF	The CW	Bus, Bulletins,
	WOMC	FM	Classic Hits	WWJ-TV	UHF	CBS	Posters, Malls
#11—Radio	WVMV	FM	Smooth Jazz
#11—Television	WWJ	AM	News
	WXYT	AM	Sports
	WYCD	FM	Country
Miami-Ft. Lauderdale, FL				WFOR-TV	VHF	CBS	Bulletins, Bus,
				WBFS-TV	UHF	MyNetworkTV	Commuter Rail,
#12—Radio							Malls, Street
#16—Television							Furniture
Seattle-Tacoma, WA	*KBKS	FM	Contemporary Hit Radio	KSTW-TV	VHF	The CW	Bulletins, Malls
	KMPS	FM	Country
#13—Radio	KPTK	AM	News/Talk
#14—Television	KJAQ	FM	Classic Hits ("Jack")
	KZOK	FM	Classic Rock
Puerto Rico							Bulletins, Posters
#14—Radio
Phoenix, AZ	KOOL	FM	Classic Hits				Bulletins, Posters,
	KZON	FM	Rhythmic Contemporary Hit Radio				Malls, Street Furniture,
#15—Radio	KMLE	FM	Country				Walls
Minneapolis, MN	WCCO	AM	News/Talk	WCCO-TV	VHF	CBS	Bulletins, Posters,
	WLTE	FM	Adult Contemporary	KCCO-TV	Satellite	CBS	Street Furniture
#16—Radio	KZJK	FM	Adult Hits ("Jack")	KCCW-TV	Satellite	CBS
#15—Television
San Diego, CA	KSCF	FM	Hot Adult Contemporary				Bulletins, Posters,
	KYXY	FM	Adult Contemporary				Malls, Street Furniture
#17—Radio
Tampa-St. Petersburg, FL	WLLD	FM	Rhythmic Contemporary Hit Radio	WTOG-TV	UHF	The CW	Bulletins, Malls
	WQYK	FM	Country
#18—Radio	WQYK	AM	Sports
#13—Television	WYUU	FM	Spanish
	WRBQ	FM	Classic Hits
	WSJT	FM	Smooth Jazz
Nassau-Suffolk, NY (2)							Bulletins
#19—Radio
St. Louis, MO	KEZK	FM	Adult Contemporary				Bulletins, Posters, Malls
	KMOX	AM	News/Talk
#20—Radio	KYKY	FM	Hot Adult Contemporary
Denver, CO	*KWLI	FM	Country	KCNC-TV	VHF	CBS	Street Furniture,
	*KIMN	FM	Hot Adult Contemporary				Bulletins, Posters,
#21—Radio	*KXKL	FM	Classic Hits				Malls
#18—Television
Baltimore, MD	WJZ	AM	Sports	WJZ-TV	VHF	CBS	Bulletins, Subways,
	WJZ	FM	Sports				Commuter Rail,
#22—Radio	WLIF	FM	Adult Contemporary				Street Furniture,
#26—Television	*WQSR	FM	Adult Hits ("Jack")				Malls
	WWMX	FM	Hot Adult Contemporary
Portland, OR	*KXJM	FM	Contemporary Hit Radio				Bulletins, Malls
	KINK	FM	Adult Album Alternative
#23—Radio	*KLTH	FM	Classic Hits
	KUFO	FM	Active Rock
	KUPL	FM	Country
	KCMD	AM	Talk
Pittsburgh, PA	KDKA	AM	News/Talk	KDKA-TV	VHF	CBS	Bulletins, Malls
	WBZW	FM	Contemporary Hit Radio	WPCW-TV	UHF	The CW
#24—Radio	WDSY	FM	Country
#23—Television	WZPT	FM	Hot Adult Contemporary
Charlotte, NC	WSOC	FM	Country				Malls
	WKQC	FM	Adult Contemporary
#25—Radio	WFNZ	AM	Sports
	WNKS	FM	Contemporary Hit Radio
	WPEG	FM	Urban
	WBAV	FM	Urban Adult
	WFNA	AM	Sports

(1)
Radio market rank based on Fall 2008 Radio Market Ranking as provided by Arbitron Inc. Television market rank based on Nielsen Media Research Local Market Universe Estimate, September 2008.

(2)
Sub-market of New York City. The Company's New York City radio and television stations serve Nassau-Suffolk.

(*)
In December 2008, the Company announced that it had entered into an agreement with Clear Channel Communications, Inc. to swap five of CBS Radio's mid-size market radio stations (KBKS-FM (Seattle), WQSR-FM (Baltimore), KXJM-FM and KLTH-FM (Portland) and KQJK-FM (Sacramento)) for Clear Channel's two large market stations in Houston (KLOL-FM and KHMX-FM). In December 2008, the Company also announced that it had entered into an agreement to sell three of its radio stations in Denver (KWLI-FM, KIMN-FM and KXKL-FM) to Wilks Broadcasting for $19.5 million, which stations have been operated by Wilks Broadcasting pursuant to a local marketing agreement effective January 1, 2009 until the closing of the sale. These radio station transactions are subject to customary closing conditions.

        Outdoor (16%, 16% and 15% of the Company's consolidated revenues in 2008, 2007 and 2006, respectively)

        The Company sells, through its Outdoor businesses, advertising space on various media, including billboards, transit shelters, buses, rail systems (in-car, station platform and terminal), mall kiosks and stadium signage and in retail stores. It has outdoor advertising operations in more than 100 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 19 of the 20 largest metropolitan markets in Canada and all 45 of the largest metropolitan markets in Mexico. Additionally, Outdoor has the exclusive rights to manage advertising space on approximately 90% of the total bus fleet in the U.K. and has a variety of outdoor advertising displays in the Netherlands, France, Italy, the Republic of Ireland, Spain, Argentina, Brazil, Uruguay, Chile and China. The Company operates its Outdoor businesses through CBS Outdoor in the U.S., Canada and Europe, CBS Outernet in the U.S. and Vendor® in Mexico. In April 2008, the Company acquired International Outdoor Advertising Group, the leading out-of-home advertising company in South America. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

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

        Billboard space is generally sold for periods ranging from 4 weeks to 12 months. Billboards are generally mounted on structures owned by Outdoor located on leased real property. Lease agreements are negotiated with both public and private landowners for varying terms ranging from month-to-month to year-to-year, can be for terms of 10 years or longer and may provide for renewal options. There is no significant concentration of billboards under any one lease or subject to negotiation with any one landlord.

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

        New technologies for outdoor advertising displays, such as changeable message displays and digital billboards using light-emitting diode and liquid crystal display technology, continue to evolve. The Company keeps apprised of and has adopted such new technologies as they evolve and mature. For example, Outdoor is utilizing digital technology containing moving images in the London Underground and New York City subways. In July 2006, Outdoor reached an 8.5 year agreement to sell advertising on the London Underground. The construction and installation work by the Company for the London Underground is continuing. In October 2007, the Company acquired SignStorey, Inc. (renamed CBS Outernet), a leading distributor of video programming and advertising content to retail stores, which enables customized messaging by region and retail environment. Generally, CBS Outernet enters into revenue-sharing arrangements with retailers based on advertising sales.

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

        Outdoor Competition.    The outdoor advertising industry is fragmented, consisting of several large companies involved in outdoor advertising such as Clear Channel Outdoor Holdings Inc., JC Decaux S.A., Cemusa Inc. and Lamar Advertising Company as well as hundreds of smaller regional and local companies operating a limited number of display faces in a single or a few local markets. The Company also competes with other media, including broadcast and cable television, radio, print media, the Internet and direct mail marketers, within their respective markets. In addition, it competes with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach a broad segment in a specific market or to target a particular geographic area or population with a particular demographic within that market. The Company keeps apprised of the evolution of new technologies in the industry. As new technologies such as digital billboards prove desirable to Outdoor's customers and deliver appropriate returns on investment, the Company's costs could increase.

        The Company believes that its strong emphasis in sales and customer service and its position as a leading provider of advertising services in each of its primary markets as well as its international inventory enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

        Interactive (3%, 1% and 1% of the Company's consolidated revenues in 2008, 2007 and 2006, respectively)

        CBS Interactive operates one of the leading online content networks for information and entertainment. In June 2008, the Company completed its acquisition of CNET Networks, Inc., which complements and expands the Company's interactive footprint. CBS Interactive is ranked among the top 10 Internet properties in the world according to comScore Media Metrix, December 2008. CBS Interactive's leading brands, including CNET, CBS.com, CBSSports.com, GameSpot, TV.com, Last.fm and BNET, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.-based business, CBS Interactive operates in Asia and Europe. CBS Interactive's worldwide brands reached approximately 226 million unique monthly visitors during December 2008.

        CBS Interactive generates revenue principally from the sale of advertising and sponsorships, in addition to fees derived from search and commerce partners, licensing fees, subscriptions, e-commerce activities, and other paid services. Advertising spending on the Internet, as in traditional media, fluctuates significantly with economic conditions. In addition, online marketing spending follows seasonal consumer behavior throughout the calendar year to reflect trends during the calendar year.

        CNET.com is one of the leading Web sites for technology and consumer electronics information. During the third quarter of 2008, the Company relaunched CNET.com, making it easier for people to find information and learn about today's digital world. GameSpot is the number one gaming information Web site according to comScore Media Metrix, December 2008. GameSpot's content includes video games reviews and previews, news, Webcasts, videos, online tournaments and game downloads. CBSSports.com provides Internet sports content, fantasy sports, community and e-commerce features. CBSSports.com owns and operates CBSCollegeSports.com and MaxPreps.com and hosts the NCAA March Madness on Demand video player that provides live streaming video of the NCAA Division I Men's Basketball Championship. TV.com, which was relaunched in December 2008, is a leading destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks. BNET is a top ten business media site, offering award-winning original content, as well as one of the largest business libraries available on the Internet. Last.fm is a community-based, music discovery site, which reached approximately 20 million unique monthly visitors worldwide during December 2008 according to comScore Media Metrix, December 2008. Last.fm relaunched in July 2008 making it easier for users to share and play music as well as providing advertisers with targeted ways to reach users. Through CBS.com, CBS Audience Network™ delivers the Company's content, including from the Web sites of the Company's television, radio and affiliated stations, through new and existing advertiser-supported deals. The growing slate of CBS entertainment, news and sports content available includes full episodes, clips and highlights based on CBS and Showtime Networks programming as well as original made-for-the-Web content.

        Interactive Competition.    CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals such as AOL, MSN and Yahoo!, especially as these properties expand their content offerings; search engines such as Google, Yahoo! and MSN; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; vertical content sites in the categories that CBS Interactive's brands serve, such as technology, gaming, music, news, business, food, and lifestyle focused Web sites; and emerging platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

        Publishing (6% of the Company's consolidated revenues in each of 2008, 2007 and 2006)

        The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

        Simon & Schuster publishes and distributes adult and children's consumer books in printed, audio and digital formats in the U.S. and internationally. Digital formats include audio downloads for the Apple iPod and MP3 players as well as e-books for increasingly popular devices such as Amazon's Kindle and the Sony Reader Digital Book. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books®,Simon Spotlight® Entertainment, and Free Press. Simon & Schuster's major children's imprints include Simon Spotlight®, Aladdin Paperbacks® and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on CBS Television Network's and Showtime Networks' products as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on general Internet sites as well as those linked to individual titles; its created assets include online videos showcasing Simon & Schuster authors and new releases on YouTube, Bookvideos.tv, SimonandSchuster.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada and Simon & Schuster Australia and other distributors, as well as the publication of local titles by Simon & Schuster UK.

        In 2008, Simon & Schuster published 166 titles that were New York Times bestsellers, including 21 New York Times #1 bestsellers. Best-selling titles in 2008 include YOU: Being Beautiful by Michael F. Roizen, M.D., and Mehmet C. Oz, M.D., The Purpose of Christmas by Rick Warren and Duma Key by Stephen King. Bestselling children's titles from Simon & Schuster include Paula Deen's My First Cookbook by Paula Deen with Martha Nesbit, Tweak by Nic Sheff and Alphabet by Matthew Van Fleet. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

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

        Publishing Competition.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends. Significant mergers have occurred among the leading consumer publishers. Mass merchandisers and on-line retailers are significant factors in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other larger publishers such as Random House, Penguin Group and Harper Collins for the rights to works by authors. Competition is particularly strong for well-known authors and public personalities. In addition, technological changes have made it increasingly possible for authors to self-publish and have led to the development of new digital distribution models in which the Company's books must compete with the availability of both a larger volume of books as well as non-book content.

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

  Intellectual Property and Privacy

        Laws affecting intellectual property are of significant importance to the Company. (See "Intellectual Property" on page I-21).

        Copyright Law and Content.    In the U.S., the copyright term for authored works is the life of the author plus 70 years. For works made-for-hire, the copyright term is the shorter of 95 years from the first publication or 120 years from creation.

        Unauthorized Distribution and Piracy.    Unauthorized distribution of copyrighted material over the Internet without regard to content owners' copyright rights in television programming and clips, such as through file "sharing" and peer-to-peer services, is a threat to copyright owners' ability to protect and exploit their property. The Company is engaged in enforcement and other activities to protect its intellectual property and has participated in various litigations, educational and public relations programs and legislative activity. In addition to these efforts, the Company continues to enter into and explore possibilities for commercial arrangements with various online providers to further protect and exploit its content.

        Privacy.    The laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company's interactive businesses. The Company monitors and considers these laws and regulations in the design and operation of its legal and regulatory compliance programs.

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

        Indecency and Profanity Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC's indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC in the last several years has stepped up its enforcement efforts as they apply to indecency and profanity, and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency or profanity violations. Pursuant to legislation enacted by Congress, in July 2007, the FCC increased the forfeiture penalties for broadcasting indecent or profane programming to a maximum of $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. The Company is and has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material. The Company entered into a Consent Decree with the FCC in November 2004 pursuant to which the Company made a $3.5 million voluntary contribution to the U.S.

Treasury and agreed to provide training with respect to FCC indecency regulation to programming-related personnel at its broadcast television and radio operations and to implement other measures to reduce the risk of broadcasting indecent or profane material. The Company also entered into a Consent Decree with the FCC in 2007, pursuant to which the Company made a $300,000 voluntary contribution to the U.S. Treasury and the FCC and the Company settled certain disputes pertaining to the 2004 Consent Decree. (See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition—Legal Matters—Indecency Regulation" on page II-32).

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

        Ownership Regulation.    The Communications Act and FCC rules and regulations limit the ability of individuals and entities to have an official position or ownership interest, known as an "attributable" interest, above specific levels in broadcast stations as well as in other specified mass media entities. In seeking FCC approval for the acquisition of a broadcast radio or television station license, the acquiring person or entity must demonstrate that the acquisition complies with the FCC's ownership rules or that a waiver of the rules is in the public interest. In December 2007, the FCC concluded a proceeding which examined whether to modify its various ownership rules, but with the exception of the newspaper-broadcast cross-ownership rule, the FCC declined to do so. The FCC's action has been appealed to the United States Court of Appeals for the Third Circuit by the Company and other interested parties.

        The FCC's ownership rules are briefly summarized below.

          Local Radio Ownership.    The FCC's local radio ownership rule applies in all markets where the Company owns radio stations. Under that rule, one party may own up to eight radio stations in the largest markets, no more than five of which may be either AM or FM. With a few exceptions, the rule permits the common ownership of 8 radio stations in the top 50 markets, where CBS Radio has significant holdings. The Company's FM radio portfolio exceeds the FCC's numerical limit in two markets, Baltimore and West Palm Beach, which are grandfathered. While the rules do not require the divestiture of any existing radio ownership combinations, the Company is not permitted to transfer its radio portfolios in those two markets intact, except to qualified small businesses. Upon the closing of the pending swap involving five of its radio stations in mid-size markets for two radio stations in Houston, the Company's radio holdings in the Baltimore market will comply with the FCC's limit.

          Local Television Ownership.    Under the FCC's local television ownership rule, one party may own up to two television stations in the same DMA, so long as at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC, and at least eight independently owned and operating full-power television stations remain in the market following the acquisition. Further, without regard to the number of remaining independently owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. Satellite television stations that simply rebroadcast the programming of a "parent" television station are exempt from the local television ownership rule if located in the same DMA as the "parent" station.

          Television National Audience Reach Limitation.    Under the national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. The Company currently owns and operates television stations that have an aggregate television national audience reach for purposes of the national ownership limitation of approximately 35%, after applying the UHF discount, and approximately 38% without the UHF discount.

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

        Analog to Digital Transition.    As of June 12, 2009, all full-power broadcast television stations will be required to cease broadcasting analog programming and convert to all digital broadcasts. While broadcast television stations are permitted to cease analog transmissions prior to June 12, 2009, the Company intends to continue both analog and digital broadcasts until that date. All of the Company's full power television stations have commenced digital broadcasting, with the exception of WPCW, the Company's The CW-affiliated station in Pittsburgh. Digital broadcasting permits stations to offer digital channels for a wide variety of services such as high definition video programming, multiple channels of standard definition video programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free over-the-air video program signal at least comparable in resolution to the station's analog programming transmissions.

        The Company has incurred considerable costs in the conversion to digital television and is unable to predict the effect of the cessation of analog broadcasting and the extent or timing of consumer demand for digital television services and the resulting impact on the Company's viewership.

        Cable and Satellite Carriage of Television Broadcast Stations.    The 1992 Cable Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, each station must elect, with respect to cable systems within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. The Company has elected the retransmission consent option in substantially all cases for the period beginning January 1, 2009, and, since 2006, has implemented a systematic process of seeking monetary consideration for its retransmission consent.

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

        After the broadcast television transition from analog to digital in June 2009, cable television systems are required for a three-year period to carry must-carry signals in an analog format or in the case of all-digital cable systems to provide equipment to convert must-carry digital signals for viewing on analog television sets. Cable television systems, with some exceptions, are also required to carry such stations' high definition signals. DTH satellite operators are also required, over a four-year phase-in period, to carry the high definition signals of must-carry stations. Neither cable systems nor DTH satellite operators are required to carry more than a station's primary video programming channel. The Company has agreements with a number of multiple system operators that require carriage of the analog, digital and high-definition signals of the Company-owned television stations before and after the transition (including multiple streams of digital programming).

        Children's Television Programming.    Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and require stations to broadcast on their main program stream three hours per week of educational and informational programming ("E/I programming") designed for children 16 years of age and younger. FCC rules also impose E/I programming requirements on each additional digital multicast program stream transmitted by television stations, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children's programming of Internet addresses of Web sites that contain or link to commercial material or that use program characters to sell products.

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

        Digital Radio.    For a number of years, the FCC has been developing rules that would permit existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters, including multicasting opportunities. The FCC has authorized AM and FM radio stations to broadcast digital signals using excess spectrum within the same allotted bandwidth used for analog transmissions. As of February 1, 2009, 107 of the Company's radio stations had commenced digital broadcasts.

  Outdoor

        The outdoor advertising industry is subject to extensive governmental regulation at the federal, state and local levels in the U.S. and to national, regional and local restrictions in foreign countries. These regulations can affect the operation of advertising displays and include restrictions on the construction, repair, upgrading, height, size and location of outdoor advertising structures and, in some instances, the content of advertising copy that can be displayed on these structures. In addition, outdoor advertising is the subject of targeted state and municipal taxes and fees. These laws may affect competitive conditions in various markets in various ways. Such laws may reduce the Company's expansion opportunities, or may increase or reduce competitive pressure from others. No assurance can be given that existing or future laws or regulations and the enforcement thereof will not materially and adversely affect the Outdoor business.

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

INTELLECTUAL PROPERTY

        The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company's practice to protect its products, including its television and radio products, characters, publications and other original and acquired works and audiovisual works made for online and wireless exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com™, CNET®, CBS Radio®, Showtime®, The Movie Channel®, Flix®, CBS Outdoor®, CBS Outernet™, CBS Audience Network™, BNET™, CHOW™, TV.com™, Last.fm®, Spelling Television®, CSI:®, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS College Sports Network™, CBS Interactive™ and all the call letters for the Company's television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

        At December 31, 2008, the Company employed approximately 25,920 people including full-time and part-time salaried employees.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 16 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

        CBS Corp. makes available free of charge on or through the Investor Relations section of its Web site, www.cbscorporation.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. On June 17, 2008, the Company submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A 12 of the New York Stock Exchange Listing Manual. The Company filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to this Annual Report on Form 10-K for the year ended December 31, 2008.

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

RISK FACTORS

        For an enterprise as large and complex as the Company, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on the Company's future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Current Economic Conditions May Adversely Affect the Company's Businesses and Customers

The U.S. and other countries where the Company operates are currently undergoing significant slowdowns and volatilities in their economies. This downturn could lead to lower consumer and business spending for the Company's products and services, particularly if customers, including advertisers, subscribers, licensees and other consumers of the Company's content offerings and services, reduce demands for the Company's products and services. In addition, given the current unfavorable economic environment, the Company's customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations. The Company is unable to predict the duration and severity of the weakened economic conditions and such conditions and resultant effects have adversely impacted and could continue to adversely impact the Company's businesses, operating results, and financial condition.

A Decline in Advertising Expenditures Could Cause the Company's Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

The Company derives substantial revenues from the sale of advertising on its broadcast and basic cable networks, television stations, radio stations, outdoor media and syndicated programming. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly a major market such as Los Angeles, New York or Chicago, in which the Company owns and operates sizeable businesses, could alter current or prospective advertisers' spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical segments, represent a significant portion of the Company's advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors' advertising expenditures may adversely affect the Company's revenue. Advertisers' willingness to purchase advertising from the Company may also be affected by a decline in audience ratings for the Company's programming, the inability of the Company to retain the rights to popular programming, increasing audience fragmentation caused by the proliferation of new media formats, including cable networks, the Internet and video-on-demand and the deployment of portable digital devices and new technologies which allow consumers to time shift programming, make and store digital copies and skip or fast-forward through advertisements. The Company's revenues from outdoor advertising also depend on the Company's continued ability to obtain the right to use effective outdoor advertising space. Any reduction in advertising expenditures could have an adverse effect on the Company's revenues and results of operations.

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

Any Decrease in Popularity of the Programming for Which the Company Has Incurred Significant Commitments Could Have an Adverse Effect on Its Profitability

Programming and talent commitments of the Company, estimated to aggregate approximately $10.86 billion as of December 31, 2008, primarily included $6.89 billion for sports programming rights, $2.53 billion relating to television, radio and film production and licensing and $814.7 million for talent contracts, with $820.0 million of these amounts payable in and after 2014. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to air, could lead to decreased profitability or losses for a significant period of time.

Volatility and Weakness in Capital Markets May Adversely Affect Credit Availability and Related Financing Costs for the Company

The capital and credit markets have been experiencing periods of volatility and disruption, which could adversely affect the availability and increase the costs of credit for the Company. If the disruption in the capital markets is prolonged, the Company's ability to refinance, and the related cost of refinancing, some or all of its debt could be adversely affected. Although the Company can currently access the commercial paper markets, there is no assurance that such markets will continue to be a reliable source of short-term financing for the Company. These factors, including the tightening of credit markets, or a decrease in the Company's debt ratings, could adversely affect the Company's ability to obtain cost-effective financing.

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

The Company's Businesses Operate in Highly Competitive Industries

The Company competes with other media companies for high quality content and attractive outdoor advertising space to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various cable, DTH satellite and other platforms. The Company's ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular television, syndicated programming and radio programming and books, as well as well-placed outdoor advertising faces. In addition, the consolidation of advertising agencies, distributors and television service providers has made competition for audiences, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of on-line sales have resulted in increased competition for limited physical shelf space for the Company's publications and for the attention of consumers on-line. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; the Internet; terrestrial and satellite radio and portable digital audio players; outdoor advertisers; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. This competition could result in lower ratings and advertising and subscription revenues or increased promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on its business, financial condition or results of operations.

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive

Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company's businesses. Examples of the foregoing include video-on-demand, satellite radio, new video and electronic book formats, user-generated content sites, the convergence of television broadcasts and online delivery of programming to televisions, Internet and mobile distribution of video content, streaming and downloading from the Internet and digital outdoor displays. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies that enable users to fast-forward or skip advertisements, such as DVRs and portable digital devices and systems that enable users to store programming, may cause changes in consumer behavior that could affect the attractiveness of the Company's offerings to advertisers and could therefore adversely affect its revenues. Also, the growing uses of new, user-generated content sites may adversely impact the Company's businesses. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect the Company's radio and television broadcasting advertising and subscription revenues. Cable providers and DTH satellite operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect the Company's ability to continue to grow and increase its revenue.

Increased Programming and Content Costs May Adversely Affect the Company's Profits

The Company produces and acquires programming and content and incurs costs for all types of creative talent, including actors, authors, writers and producers. An increase in the costs of such programming and content or in the costs for creative talent may lead to decreased profitability.

Piracy of the Company's Programming and Other Content, Including Digital and Internet Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

Piracy of programming is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of the Company's content. The proliferation of unauthorized copies and piracy of these products has an adverse effect on the Company's businesses and profitability because these products reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability.

Changes in U.S. Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business

The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's licenses could have a material adverse effect on the Company's revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company's ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. As part of the nationwide transition from analog to digital broadcasting, which will occur in June 2009, the Company's full power television stations are transmitting a digital signal. The Company is unable to predict the extent to which consumers will acquire digital television receivers or digital conversion devices for analog television receivers and the effect of the cessation of analog broadcasting on viewership. In addition, the Company is unable to predict the extent or timing of consumer demand for digital television services and the resulting impact on the Company's viewership. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company's advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company's ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. There is legislation currently pending in the U.S. Congress which could remove over-the-air broadcasters' existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations. This proposal could have an adverse impact on the cost of music programming for the Company. In addition, changes in international laws may have an adverse impact on the Company's international businesses. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against the Broadcast and Cable Industries Could Have an Adverse Effect on the Company's Businesses and Results of Operations

The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC's indecency/profanity definition, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry. The FCC has stepped up its enforcement activities as they apply to indecency and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency violations. The FCC has found on a number of occasions that the content of radio and television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending licensees. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent "utterance," in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. The fines for broadcasting indecent material are a maximum of $325,000 per utterance. If the FCC denied a license renewal or revoked the license for one of the Company's broadcast radio or television stations, the Company would lose its authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC's indecency rules adds significant uncertainty to the Company's ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect the Company's businesses and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of the Company's cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company's Results of Operations

The CBS Television Network provides its affiliates with up to 98 hours of programming per week. In return, the CBS Television Network's affiliated stations broadcast network-inserted commercials during that programming. Loss of network affiliation agreements of the CBS Television Network could adversely affect the Company's results of operations by reducing the reach of the Company's programming and therefore its attractiveness to advertisers, and renewal on less favorable terms may also adversely affect the Company's results of operations. The non-renewal or termination of retransmission agreements with cable, DTH satellite and other distributors or continued distribution on less favorable terms, could also adversely affect the Company's ability to distribute its network programming to a nationwide audience and affect the Company's ability to sell advertising, which could have a material adverse effect on the Company's results of operations. Showtime Networks and the CBS College Sports Network are also dependent upon the maintenance of affiliation agreements with cable, DTH satellite and other distributors, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks' and CBS College Sports Network's program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. In addition, consolidation among cable and DTH satellite distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company's ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all.

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

Dividends and Dividend Rates Cannot Be Guaranteed

The overall weakened economy and turmoil in the credit and capital markets may cause companies to recalibrate their business plans with a renewed focus on liquidity and maintenance of a strong balance sheet. The Company's Board of Directors assesses these and other relevant factors when considering the declaration of a dividend on the Company's common stock. The Company cannot guarantee that it will continue to declare dividends, including at the same or similar rates.

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

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television and radio businesses by causing delays in the production of the Company's television or radio programming or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. The entertainment businesses' collective bargaining agreement with the Screen Actors Guild ("SAG") covering performers expired on June 30, 2008. No new agreement has yet been reached with SAG. If an agreement is not reached by the parties, strikes or work stoppages could occur and, depending on their duration, could have an adverse effect on the Company's revenues and operating income.

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

Sales of Additional Shares of Common Stock by NAI Could Adversely Affect the Stock Price

NAI, through its beneficial ownership of the Company's Class A Common Stock, has voting control of the Company. NAI disclosed in October 2008 that it sold approximately $233 million in the aggregate of shares of CBS Corporation and Viacom Inc. non-voting common stock in connection with requirements under its credit facilities. NAI also announced that it was in constructive negotiations with its lenders regarding such facilities and outstanding notes. Although NAI stated in October 2008 that it did not intend to sell any additional shares, there can be no assurance that NAI at some future time will not sell additional shares of the Company's stock, which could adversely affect the Company's share price.

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

In Connection with the Separation, Each Company Will Rely on the Other Company's Performance Under Various Agreements Between the Companies

In connection with the Separation, the Company and Viacom Inc. entered into various agreements, including the Separation Agreement, a tax matters agreement dated December 30, 2005, which is filed as an exhibit to this report, effective as of the Separation (the "Tax Matters Agreement"), a transition services agreement pursuant to which the Company and Viacom Inc. have agreed to provide certain specified services to each other following the Separation (the "transition services agreement") and certain related party arrangements pursuant to which the Company and Viacom Inc. will provide services and products to each other from and after the Separation. The Separation Agreement sets forth the allocation of assets, liabilities, rights and obligations of the Company and Viacom Inc. following the Separation, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the Tax Matters Agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations are assumed by, each of the Company and New Viacom. Each company will rely on the other to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by the Company or Viacom Inc. under these agreements are legal or contractual liabilities of the other company. If Viacom Inc. were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, the Company could suffer operational difficulties or significant losses.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

The management and directors of the Company may own both CBS Corp. common stock and Viacom Inc. common stock, and both the Company and Viacom Inc. are controlled by NAI. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company's Board of Directors and executive chairman of Viacom Inc.'s board of directors. Ms. Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and Viacom Inc. Mr. David R. Andelman is a director of NAI and serves as a director of the Company. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when the Company's and Viacom Inc.'s management, directors and controlling stockholder face decisions that could have different implications for the Company and Viacom Inc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Viacom Inc. regarding the terms of the agreements governing the Separation and the relationship between the Company and Viacom Inc. thereafter. These agreements include, among others, the Separation Agreement, the Tax Matters Agreement, the transition services agreement and any commercial agreements between the parties or their affiliates. On occasion, the Company and Viacom Inc. may compete with each other in various commercial enterprises. Potential conflicts of interest could also arise if the Company and Viacom Inc. enter into any commercial arrangements with each other in the future. Each of Mr. Redstone and Ms. Redstone may also face conflicts of interest with regard to the allocation of his or her time between the Company and Viacom Inc. CBS Corp.'s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and Viacom Inc. CBS Corp.'s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of Viacom Inc. acquires knowledge of a potential corporate opportunity for both the Company and Viacom Inc., such director, officer or controlling stockholder may present such opportunity to the Company or Viacom Inc. or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.'s certificate of incorporation provides that the Company renounces any interest in any such opportunity presented to Viacom Inc. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, of which approximately 310,000 square feet is occupied by the Company, with the balance being leased to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. Showtime Networks occupies approximately 230,000 square feet at 1633 Broadway, New York, New York. The lease for this space expires in 2010. Simon & Schuster leases approximately 290,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2014. As part of the CNET acquisition, the Company acquired a lease for approximately 400,000 square feet of space at 28 East 28th Street (also known as 63 Madison Avenue), New York, New York, approximately 50,000 square feet of which is occupied by CBS Interactive and the remainder of which is subleased to third parties. This lease expires in 2019. Also as part of the CNET acquisition, the Company acquired CNET's headquarters lease for approximately 280,000 square feet of space at 235 2nd Street, San Francisco, California. This lease runs through 2016. The Company and its subsidiaries also own and lease office, studio and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising properties throughout the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3.    Legal Proceedings.

        Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; and another motion was filed in the case by an individual shareholder also seeking appointment as the lead plaintiff. The parties are awaiting the court's appointment of the lead plaintiff in the case. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2008, the Company had pending approximately 68,520 asbestos claims, as compared with approximately 72,120 as of December 31, 2007 and 73,310 as of December 31, 2006. During 2008, the Company received approximately 6,030 new claims and closed or moved to an inactive docket approximately 9,630 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2008 and 2007 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $15.0 million and $17.5 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a relatively small percentage of asbestos claims pending at December 31, 2008. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of February 25, 2009.

Name	Age	Title
Sumner M. Redstone	85	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	59	President and Chief Executive Officer and Director
Anthony G. Ambrosio	48	Executive Vice President, Human Resources and Administration
Louis J. Briskman	60	Executive Vice President and General Counsel
Martin D. Franks	58	Executive Vice President, Planning, Policy and Government Affairs
Susan C. Gordon	55	Senior Vice President, Controller and Chief Accounting Officer
Joseph R. Ianniello	41	Deputy Chief Financial Officer
Richard M. Jones	43	Senior Vice President and General Tax Counsel
Fredric G. Reynolds	58	Executive Vice President and Chief Financial Officer
Gil Schwartz	57	Executive Vice President and Chief Communications Officer
Martin M. Shea	65	Executive Vice President, Investor Relations
Angeline C. Straka	63	Senior Vice President, Deputy General Counsel and Secretary

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Shari Redstone, Vice Chair of the Board of Directors of the Company, is the daughter of Sumner M. Redstone. The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation and new Viacom Inc., was completed on December 31, 2005 (the "Separation").

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

        Mr. Franks has been Executive Vice President, Planning, Policy and Government Affairs of the Company since the Separation. Previously, he served as Executive Vice President, CBS Television since 2000 and was also Senior Vice President of Former Viacom from 2000 to 2005. Prior to that, Mr. Franks served as Senior Vice President of the former CBS Corporation from 1997 to 2000, as Senior Vice President, Washington of the former CBS Corporation from 1994 to 1997, and as Vice President, Washington of the former CBS Corporation from 1988 to 1994.

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

        Mr. Ianniello has been Deputy Chief Financial Officer since November 2008. Prior to that, Mr. Ianniello served as Senior Vice President, Chief Development Officer and Treasurer of the Company since September 2007, as Senior Vice President, Finance and Treasurer of the Company since the Separation, as Senior Vice President and Treasurer of Former Viacom since July 2005, as Vice President, Corporate Development of Former Viacom from 2000 to 2005 and as Director, Financial Planning of the former CBS Corporation from 1997 to 2000.

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

        The following table sets forth, for the calendar periods indicated, the per share range of high and low sales prices for CBS Corp.'s Class A and Class B Common Stock, as reported on the NYSE.

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2008
1st quarter	$27.00	$21.08	$27.18	$21.00
2nd quarter	$24.99	$19.31	$25.00	$19.30
3rd quarter	$19.40	$14.15	$19.40	$14.02
4th quarter	$14.59	$4.37	$14.61	$4.36

2007
1st quarter	$32.27	$28.73	$32.27	$28.45
2nd quarter	$34.00	$30.55	$34.02	$30.46
3rd quarter	$35.54	$28.87	$35.75	$28.76
4th quarter	$31.63	$25.73	$32.20	$25.57

        On February 18, 2009, the Company announced a reduction in the quarterly cash dividend from $.27 to $.05 per share on its Class A and Class B Common Stock, payable on April 1, 2009. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2008 and 2007, for a total of $725.9 million and $667.1 million, respectively.

        During 2008, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

        As of February 15, 2009, there were approximately 2,276 record holders of CBS Corp. Class A Common Stock and approximately 34,179 record holders of CBS Corp. Class B Common Stock. These numbers do not include holders of Former Viacom common stock, who had not exchanged, as of February 15, 2009, shares of Former Viacom for shares of CBS Corporation.

        Information required by this item is also contained in the CBS Corp. Proxy Statement for the Company's 2009 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information," which information is incorporated herein by reference.

Performance Graph

        The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index ("S&P 500") and a Peer Group of companies identified below.

        The performance graph assumes $100 invested on December 31, 2003 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2008.

Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2008

December 31,	2003	2004	2005	2006	2007	2008

CBS Corp. Class A Common Stock	$100.00	$84.33	$75.11	$94.20	$83.29	$27.82
CBS Corp. Class B Common Stock	$100.00	$82.56	$74.57	$95.46	$86.09	$28.06
S&P 500	$100.00	$110.88	$116.33	$134.69	$142.09	$89.52
Peer Group (a)	$100.00	$108.51	$96.28	$126.58	$112.38	$56.06

(a)
The Peer Group consists of the following companies: The Walt Disney Company, News Corp., Time Warner Inc., Cox Radio Inc., Cumulus Media Inc. and Clear Channel Outdoor Holdings, Inc. Clear Channel Communications, Inc., which was previously included in the peer group, has been excluded as it was no longer publicly traded at December 31, 2008. In order to reflect the peer performance of the Radio and Outdoor segments, Cox Radio Inc., Cumulus Media Inc. and Clear Channel Outdoor Holdings, Inc. have been added to the peer group.

Item 6.   Selected Financial Data.

CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,
	2008 (a)(b)	2007		2006 (c)		2005 (a)(c)(d)		2004 (a)(c)(d)(e)

Revenues	$13,950.4		$14,072.9		$14,320.2		$14,113.0		$14,138.3
Operating income (loss)	$(12,158.7)		$2,621.8		$2,606.4		$(6,869.5)		$(15,201.6)
Net earnings (loss) from continuing operations	$(11,673.4)		$1,230.8		$1,382.9		$(8,360.6)		$(16,428.7)
Net earnings from discontinued operations	$—		$16.2		$277.6		$1,271.5		$278.9
Net earnings (loss) before cumulative effect of accounting changes	$(11,673.4)		$1,247.0		$1,660.5		$(7,089.1)		$(16,149.8)
Net earnings (loss)	$(11,673.4)		$1,247.0		$1,660.5		$(7,089.1)		$(17,462.2)
Basic earnings (loss) per common share
Net earnings (loss) from continuing operations	$(17.43)		$1.72		$1.81		$(10.59)		$(19.17)
Net earnings from discontinued operations	$—		$.02		$.36		$1.61		$.33
Net earnings (loss) before cumulative effect of accounting changes	$(17.43)		$1.75		$2.17		$(8.98)		$(18.84)
Net earnings (loss)	$(17.43)		$1.75		$2.17		$(8.98)		$(20.37)
Diluted earnings (loss) per common share
Net earnings (loss) from continuing operations	$(17.43)		$1.70		$1.79		$(10.59)		$(19.17)
Net earnings from discontinued operations	$—		$.02		$.36		$1.61		$.33
Net earnings (loss) before cumulative effect of accounting changes	$(17.43)		$1.73		$2.15		$(8.98)		$(18.84)
Net earnings (loss)	$(17.43)		$1.73		$2.15		$(8.98)		$(20.37)
Dividends per common share	$1.06	$	..94	$	..74	$	..56	$	..50
At Year End:
Total assets:
Continuing operations	$26,784.0		$40,322.5		$43,225.6		$42,006.4		$49,280.9
Discontinued operations	$105.3		$107.7		$283.2		$1,023.2		$18,721.4
Total assets	$26,889.3		$40,430.2		$43,508.8		$43,029.6		$68,002.3
Total debt:
Continuing operations	$6,996.1		$7,087.7		$7,042.3		$7,900.3		$9,363.6
Discontinued operations	$33.5		$43.0		$83.0		$153.2		$553.4
Total Stockholders' Equity	$8,597.3		$21,472.4		$23,522.5		$21,737.0		$42,024.3

(a)
In 2008, CBS Corporation (the "Company" or "CBS Corp.") recorded non-cash charges of $14.18 billion ($12.73 billion, net of tax), or $19.00 per diluted share, principally to reduce the carrying value of goodwill and intangible assets at the Television, Radio and Outdoor segments to their respective estimated fair values in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In 2005, a non-cash charge of $9.48 billion ($9.46 billion, net of tax), or $11.98 per diluted share, was recorded to reduce the carrying amount of Television and Radio goodwill. In 2004, a non-cash charge of $18.0 billion ($17.89 billion, net of tax), or $20.87 per diluted share, was recorded to reduce the carrying amount of Radio and Outdoor goodwill and intangible assets.

(b)
On June 30, 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET") for $1.8 billion. CNET has been included in the Company's results since its acquisition.

(c)
On June 30, 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion. As a result, Paramount Parks is presented as a discontinued operation in the Company's consolidated financial statements.

(d)
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

(e)
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

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)

        Management's discussion and analysis of the results of operations and financial condition of CBS Corporation (together with its consolidated subsidiaries, unless the context otherwise requires, the "Company" or "CBS Corp.") should be read in conjunction with the consolidated financial statements and related notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. Please see Item 1A. Risk Factors in Part I of this report for the Cautionary Statement Concerning Forward-Looking Statements.

Overview

        For 2008, CBS Corporation reported revenues of $13.95 billion, down 1% from $14.07 billion in 2007, an operating loss of $12.16 billion and a net loss of $11.67 billion, or a loss of $17.43 per diluted share. Results for 2008 include pre-tax non-cash impairment charges of $14.18 billion ($12.73 billion, net of tax), or $19.00 per diluted share, primarily to reduce the carrying value of the Company's goodwill and intangible assets. CBS Corp.'s 2008 operating results were negatively impacted by the weakened economy, mainly in the second half of the year. Many key advertisers significantly reduced their advertising spending, primarily at the local level, which contributed to a decline in advertising revenues of 8% for the year. The Company recorded restructuring charges of $136.7 million reflecting severance costs associated with the elimination of positions, contract terminations and other associated costs, which are expected to reduce its annual cost structure by approximately $220 million.

        On June 30, 2008, the Company acquired CNET Networks, Inc. ("CNET"), a global interactive media company with entertainment, news and information Internet sites and brands including CNET, ZDNet, GameSpot, TV.com, mp3.com, CNETnews.com, UrbanBaby, CHOW, Search.com, BNET, MySimon and TechRepublic. The CNET acquisition expanded the Company's Internet presence worldwide. The Company's existing Internet brands, combined with those of CNET, reached approximately 226 million unique monthly visitors worldwide during December 2008.

Description of Business

        CBS Corp. is comprised of the following segments: Television, Radio, Outdoor, Interactive and Publishing. Effective July 1, 2008, the Company combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create an Interactive segment. Prior period results have been reclassified to conform to this presentation.

CBS Corp. operates in the following segments:

  •
  TELEVISION: The Television segment consists of CBS Television, comprised of the CBS Television Network, the Company's owned television stations, its television production and syndication operations, and CBS College Sports Network; and Showtime Networks. Television revenues are generated primarily from advertising sales, television license fees and affiliate revenues. Television contributed 64% to consolidated revenues for the year ended December 31, 2008 and 65% to consolidated revenues for each of the years ended December 31, 2007 and 2006.

  •
  RADIO: The Radio segment owns radio stations in most of the large U.S. markets. Radio revenues are generated primarily from advertising sales. Radio contributed 11%, 12% and 14% to consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

  •
  OUTDOOR: The Outdoor segment, principally through CBS Outdoor, displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and in retail stores. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 16% to consolidated revenues for each of the years ended December 31, 2008 and 2007 and 15% to consolidated revenues for the year ended December 31, 2006.

  •
  INTERACTIVE: The Interactive segment, through CBS Interactive, is an online content network for information and entertainment with a portfolio of brands including CNET, CBS.com, CBSSports.com, Gamespot, TV.com, BNET and Last.fm. The results of CNET have been included in the Interactive segment since its acquisition in 2008. Interactive contributed 3% to consolidated revenues for the year ended December 31, 2008 and 1% for each of the years ended December 31, 2007 and 2006.

  •
  PUBLISHING: The Publishing segment consists of Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Free Press. Publishing contributed 6% to consolidated revenues for each of the years ended December 31, 2008, 2007 and 2006.

Consolidated Results of Operations—2008 vs. 2007 and 2007 vs. 2006

Revenues

        The tables below present the Company's consolidated revenues by type for each of the years ended December 31, 2008, 2007 and 2006.

Revenues by Type Year Ended December 31,	2008	2007	Increase/(Decrease) 2008 vs. 2007		2006	Increase/(Decrease) 2007 vs. 2006

Advertising sales	$9,239.9	$10,060.9	$(821.0)	(8)%	$10,373.1	$(312.2)	(3)%
Television license fees	1,939.4	1,382.2	557.2	40	1,606.8	(224.6)	(14)
Affiliate revenues	1,185.1	1,117.7	67.4	6	1,069.6	48.1	4
Publishing	857.7	886.1	(28.4)	(3)	807.0	79.1	10
Home entertainment	234.0	201.9	32.1	16	83.4	118.5	142
Other	494.3	424.1	70.2	17	380.3	43.8	12

Total Revenues	$13,950.4	$14,072.9	$(122.5)	(1)%	$14,320.2	$(247.3)	(2)%

	Year Ended December 31,
Percentage of Revenues by Type	2008	2007	2006

Advertising sales	66%	72%	72%
Television license fees	14	10	11
Affiliate revenues	8	8	7
Publishing	6	6	6
Home entertainment	2	1	1
Other	4	3	3

Total	100%	100%	100%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Advertising sales decreased 8% to $9.24 billion in 2008 from $10.06 billion in 2007 reflecting weakness in the television and radio advertising markets, the absence of the 2007 telecast of Super Bowl XLI on CBS Television Network, lower primetime ratings for the 2007/2008 broadcast season, partly as a result of the Writers Guild of America ("WGA") strike, which was settled in February 2008, and the impact of television and radio station divestitures. These decreases were partially offset by the acquisition of CNET and higher political advertising sales due to the 2008 presidential election. The Company derives a significant portion of its revenues from advertising sales, which are directly affected by the health of the economy. To the extent that the economic downturn continues, the Company will likely continue to experience softness in its advertising businesses during 2009. In 2007, advertising sales decreased 3% to $10.06 billion from $10.37 billion in 2006 reflecting the absence of UPN and the impact of radio and television station divestitures, which together reduced the Company's advertising sales by 3% for 2007 versus 2006. The decline in advertising sales also reflected lower political advertising sales and weakness in the radio advertising market. These declines were partially offset by the 2007 telecast of Super Bowl XLI on CBS Television Network and growth in advertising sales at Outdoor.

        Television license fees increased 40% to $1.94 billion in 2008 from $1.38 billion in 2007 principally reflecting higher domestic and international syndication sales of the CSI series, including the impact of the new international self-distribution arrangement for the CSI franchise, which was previously distributed by a third party. Television license fees decreased 14% to $1.38 billion in 2007 from $1.61 billion in 2006 principally reflecting lower domestic syndication revenues as revenues from 2007 domestic availabilities, including NCIS, did not match contributions from the 2006 basic cable availability and off-network syndication of Frasier and the 2006 basic cable availability of Star Trek: Voyager.

        Affiliate revenues increased 6% to $1.19 billion in 2008 from $1.12 billion in 2007 principally due to rate increases and subscriber growth at Showtime Networks and CBS College Sports Network. Affiliate revenues increased 4% to $1.12 billion in 2007 from $1.07 billion in 2006 driven by rate increases and subscriber growth at Showtime Networks and CBS College Sports Network.

        Publishing revenues decreased 3% to $857.7 million in 2008 from $886.1 million in 2007 principally reflecting lower book sales due to a difficult comparison with the prior year, which included the success of the best-selling title The Secret by Rhonda Byrne. Publishing revenues increased 10% to $886.1 million in 2007 from $807.0 million in 2006 reflecting higher sales in the Adult and International groups, led by the release of The Secret by Rhonda Byrne.

        Home entertainment revenues, primarily consisting of DVD sales, increased 16% to $234.0 million in 2008 from $201.9 million in 2007 reflecting the mix of available DVD releases. Home entertainment revenues increased $118.5 million to $201.9 million in 2007 from $83.4 million in 2006, as the Company was in the second year of a third party distribution arrangement which provides the Company with revenues after recoupment of upfront distribution costs incurred by the third party distributor.

        Other revenues, which include digital media revenues and other ancillary fees for Television, Radio, Outdoor and Interactive operations, increased 17% to $494.3 million in 2008 from $424.1 million in 2007, primarily reflecting the impact of the acquisition of CNET. For 2007, other revenues increased 12% to $424.1 million in 2007 from $380.3 million in 2006 principally reflecting higher digital media revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues

        The Company generated approximately 16% of its total revenues from international regions in 2008, 12% in 2007 and 11% in 2006. The increase in international revenues for 2008 primarily reflects the impact of the new international self-distribution arrangement for the CSI franchise.

Year Ended December 31,	2008	Percentage of Total	2007	Percentage of Total	2006	Percentage of Total

United Kingdom	$584.3	26%	$534.9	31%	$484.5	31%
Other Europe	903.5	40	610.4	35	548.5	35
Canada	350.6	16	302.2	18	276.5	17
All other	407.7	18	275.2	16	270.8	17

Total International Revenues	$2,246.1	100%	$1,722.7	100%	$1,580.3	100%

Operating Expenses

        The table below presents the Company's consolidated operating expenses by type.

Operating Expenses by Type Year Ended December 31,	2008	2007	Increase/ (Decrease) 2008 vs. 2007		2006	Increase/ (Decrease) 2007 vs. 2006

Programming	$3,291.3	$3,394.9	$(103.6)	(3)%	$3,354.7	$40.2	1%
Production	2,570.3	2,331.9	238.4	10	2,585.1	(253.2)	(10)
Outdoor operations	1,274.2	1,177.4	96.8	8	1,168.3	9.1	1
Publishing operations	566.5	590.1	(23.6)	(4)	539.2	50.9	9
Other	948.4	835.0	113.4	14	777.5	57.5	7

Total Operating Expenses	$8,650.7	$8,329.3	$321.4	4%	$8,424.8	$(95.5)	(1)%

        For 2008, operating expenses of $8.65 billion increased 4% from $8.33 billion in 2007. For 2007, operating expenses of $8.33 billion decreased 1% from $8.42 billion in 2006. The major components and changes in operating expenses were as follows:

  •
  Programming expenses represented 38% of total operating expenses in 2008, 41% in 2007 and 40% in 2006, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations. Programming expenses decreased 3% to $3.29 billion in 2008 from $3.39 billion in 2007 principally reflecting lower sports programming costs from the absence of the telecast of Super Bowl XLI which aired on CBS Television Network during the first quarter of 2007 and lower costs in 2008 due to the impact of the WGA strike, partially offset by higher cable programming costs. Programming expenses increased 1% to $3.39 billion in 2007 from $3.35 billion in 2006 reflecting higher costs associated with the 2007 telecast of Super Bowl XLI partially offset by lower expenses resulting from the absence of UPN, which was shut down in September 2006.

  •
  Production expenses represented 30% of total operating expenses in 2008, 28% in 2007 and 31% in 2006, and reflect the costs and amortization of internally developed television programs, including direct production costs, residuals and participation expenses, and production overhead, as well as television and radio costs, including on-air talent and other production costs. Production expenses increased 10% to $2.57 billion in 2008 from $2.33 billion in 2007 primarily reflecting higher costs associated with higher syndication sales, principally for the CSI series, partially offset by lower costs

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

    due to the impact of the WGA strike, which resulted in fewer episodes and pilots produced in 2008, and the cancellation of certain television series. Production expenses decreased 10% to $2.33 billion in 2007 from $2.59 billion in 2006 primarily reflecting lower costs associated with lower syndication revenues.

  •
  Outdoor operations expenses represented 15% of total operating expenses in 2008, and 14% in both 2007 and 2006, and reflect transit, billboard lease, maintenance, posting and rotation expenses. Outdoor operations expenses increased 8% to $1.27 billion in 2008 from $1.18 billion in 2007 primarily due to contractual increases in billboard lease and transit costs and the impact of acquisitions. Outdoor operations expenses increased 1% to $1.18 billion in 2007 from $1.17 billion in 2006 primarily due to the unfavorable impact of foreign exchange rate changes and increased costs for maintenance and materials, partially offset by lower transit costs, principally reflecting the non-renewal of certain transit and street furniture contracts in New York City and Chicago.

  •
  Publishing operations expenses, which represented 7% of total operating expenses in 2008 and 2007 and 6% in 2006, reflect the cost of book sales, royalties and other costs incurred with respect to publishing operations. Publishing operations expenses decreased 4% to $566.5 million in 2008 from $590.1 million in 2007 reflecting lower royalty and production expenses driven by the decrease in revenues, which was largely due to lower sales of the best-selling title The Secret. Publishing operations expenses increased 9% to $590.1 million in 2007 from $539.2 million in 2006 reflecting increased production costs and higher royalty expenses resulting from the increase in revenues and the mix of titles.

  •
  Other operating expenses, which represented 11% of total operating expenses in 2008, 10% in 2007 and 9% in 2006, primarily include distribution expenses incurred with respect to television product, costs associated with digital media, and compensation. Other operating expenses increased 14% to $948.4 million in 2008 from $835.0 million in 2007 due to increased costs associated with digital media, including the impact of the acquisition of CNET, and higher television distribution costs. Other operating expenses increased 7% to $835.0 million in 2007 from $777.5 million in 2006 due to higher television distribution costs and higher costs associated with digital media.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, represented 19% of revenues for each of the years 2008, 2007 and 2006. SG&A expenses decreased $57.4 million, or 2%, to $2.61 billion in 2008 from $2.67 billion in 2007, primarily reflecting lower costs resulting from cost-saving initiatives, the settlement of an international receivable claim, lower postretirement benefits expenses, and lower expenses due to the divestitures of television and radio stations, partially offset by the impact of acquisitions and higher stock-based compensation expense. In 2008, pension and postretirement benefits expenses decreased $15.2 million from 2007 due to higher actuarial gains related to postretirement plans. Pension expense is expected to increase in 2009 primarily due to plan asset performance in 2008.

        For 2007, SG&A expenses decreased $106.6 million, or 4%, to $2.67 billion in 2007 from $2.77 billion in 2006, primarily reflecting lower expenses due to the divestitures of radio and television stations, the absence of UPN and lower pension and postretirement benefits expenses. These decreases were partially offset by higher stock-based compensation expense and increased costs associated with online and interactive businesses. In 2007, pension and postretirement benefits expenses decreased $66.7 million from 2006 primarily due to the recognition of lower actuarial losses and the impact of $250.0 million of discretionary contributions made during 2006 to pre-fund the Company's qualified pension plans.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring Charges

        During 2008, as a result of weakened economic conditions, the Company reduced its cost structure across all of its segments. Accordingly, the Company recorded restructuring charges of $136.7 million, which are expected to reduce the Company's annual cost structure by approximately $220 million. The charges reflect $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. During the year ended December 31, 2008, the Company paid $44.5 million of the severance costs and $1.5 million of the contract termination and other associated costs. The following table sets forth the 2008 activity for these restructuring charges by segment.

	2008 Charges	2008 Payments	Balance at December 31, 2008

Television	$60.5	$(24.6)	$35.9
Radio	53.9	(15.0)	38.9
Outdoor	13.2	(5.4)	7.8
Interactive	3.4	(.7)	2.7
Publishing	4.2	(.3)	3.9
Corporate	1.5	—	1.5

Total	$136.7	$(46.0)	$90.7

        During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. As of December 31, 2008 the Company had settled substantially all of these liabilities.

Impairment Charges

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a fair value-based impairment test of goodwill and other intangible assets with indefinite lives annually and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its book value. During the third quarter of 2008, the Company performed an interim impairment test as a result of its assessment of factors including the continuation of adverse market conditions, which affected the Company's market value and trading multiples for entities within the Company's industry, as well as the continued economic slowdown which adversely affected the Company's advertising revenues, primarily at the Company's local businesses. The first step of the goodwill impairment test examined whether the book value of each of the Company's reporting units, which are generally one level below the operating segment level, exceeded its fair value. If the book value of the reporting unit exceeded its fair value, the second step of the test required the Company to then compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill.

        The estimated fair value of each reporting unit was computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. For the impairment test of intangible assets with indefinite lives, the fair value of the intangible asset was compared with its book value. The estimated fair value of intangible assets was computed using the Discounted Cash Flow Method.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        As a result of this interim impairment test, the Company recorded a non-cash impairment charge of $14.12 billion during the third quarter of 2008 to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Television segment of $5.81 billion, the Radio segment of $2.33 billion and the Outdoor segment of $2.85 billion as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Television segment of $2.13 billion and the Radio segment of $984.6 million, and franchise agreements at the Outdoor segment of $8.2 million.

        Also in 2008, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax impairment charge of $62.0 million to reduce the carrying value of intangible assets by $30.4 million and the allocated goodwill by $31.6 million. In 2006, in connection with the sale of seven of its owned television stations, the Company recorded a pre-tax impairment charge of $65.2 million to reduce the carrying value of the allocated goodwill. (See Note 2 to the consolidated financial statements.)

        The Company also performed its annual SFAS 142 impairment test during the fourth quarter of 2008. The assumptions underlying the Company's Discounted Cash Flow model for all of its reporting units were revised to reflect further slowdown of worldwide economic conditions. The Company also evaluated the reasonableness of its estimated fair values of the individual reporting units as compared to the Company's overall market capitalization during the fourth quarter. The Company's market capitalization during that period was below the aggregate fair value of its reporting units. The Company believes the substantial decrease in its traded market value during the fourth quarter of 2008 was largely due to factors which did not impact the fair value of its reporting units to the same extent. These factors included liquidity and credit concerns in the overall market and the market's perceived risk in advertising-based businesses during an economic slowdown. The Company believes the aggregate fair value of its reporting units computed based on the Discounted Cash Flow Method and Market Comparable Method represents the best estimate of its future performance and therefore, is a more accurate fair value of the Company.

        The fourth quarter 2008 annual SFAS 142 impairment test did not result in any additional 2008 impairment charges. However, due to the uncertainty of future economic conditions and their impact on the Company's financial performance, further downward revisions to the estimated fair values of certain reporting units or intangible assets could result in a future impairment charge.

Depreciation and Amortization

        For 2008, depreciation and amortization increased $75.9 million, or 17%, to $531.6 million from $455.7 million principally reflecting depreciation and amortization associated with fixed assets and intangible assets acquired in connection with CNET, higher depreciation resulting from higher capital expenditures at Outdoor and higher amortization associated with other interactive businesses. For 2007, depreciation and amortization increased $16.2 million, or 4%, to $455.7 million from $439.5 million principally reflecting higher depreciation associated with new broadcast facilities.

Interest Expense

        For 2008, interest expense decreased $24.3 million to $546.6 million from $570.9 million principally due to lower interest rates. For 2007, interest expense increased $5.4 million to $570.9 million from $565.5 million. The Company had $7.00 billion at December 31, 2008 and $7.09 billion at December 31, 2007 of principal amounts of debt outstanding (including current maturities), both at a weighted average interest rate of 7.1%.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Income

        For 2008, interest income decreased $73.9 million to $42.2 million from $116.1 million in 2007 reflecting lower average cash balances and lower interest rates. For 2007, interest income increased $4.0 million to $116.1 million from $112.1 million in 2006.

Gain (Loss) on Early Extinguishment of Debt

        For 2008, the gain on early extinguishment of debt of $8.4 million reflected the pre-tax gain recognized upon the repurchase of $191.8 million of the Company's 7.70% senior notes due 2010.

        For 2006, the loss on early extinguishment of debt of $6.0 million reflected losses recognized upon the repurchase of $50.0 million of the Company's 6.625% senior notes due 2011 and $52.2 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

        For 2008, "Other items, net" of $79.6 million principally reflected a gain of $129.8 million on the sale of the Company's investment in Sundance Channel, foreign exchange gains of $32.3 million and a gain of $3.7 million relating to radio station divestitures, partially offset by a non-cash charge of $71.1 million associated with other-than-temporary declines in the market value of the Company's investments and $15.4 million of losses associated with securitizing accounts receivable.

        For 2007, "Other items, net" reflected a net loss of $34.0 million principally consisting of losses associated with securitizing trade receivables of $32.0 million and a non-cash charge of $24.8 million associated with an other-than-temporary decline in the market value of one of the Company's investments, partially offset by a net gain of $10.0 million on television and radio station divestitures, foreign exchange gains of $8.0 million and gains of $3.9 million on the sale of investments.

        For 2006, "Other items, net" reflected a net loss of $14.3 million principally consisting of losses associated with securitizing trade receivables of $31.0 million, a non-cash charge of $6.2 million associated with an other-than-temporary decline in the market value of one of the Company's investments and foreign exchange losses of $2.0 million, partially offset by a gain of $24.6 million on radio station divestitures.

Benefit (provision) for Income Taxes

        The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. The Company reported an income tax benefit of $919.3 million in 2008 versus an income tax provision of $821.5 million in 2007 and $652.2 million in 2006. The Company's annual effective income tax rate was 7.3% in 2008, 38.5% in 2007 and 30.6% in 2006. Included in the rate for 2008 was a tax benefit of $1.45 billion associated with the non-cash impairment charges of $14.18 billion primarily to reduce the carrying value of goodwill and intangible assets. The provision for income taxes included tax provisions of $54.7 million in 2008, $68.5 million in 2007 and $33.5 million in 2006, relating to gains on divestitures and tax benefits of $44.9 million in 2008, $8.0 million in 2007 and $164.1 million in 2006, from tax audit settlements.

        For 2009, the Company's annual effective income tax rate is expected to be approximately 36%, excluding the impact of any settlements of income tax audits or dispositions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax

        Equity in loss of investee companies, net of tax, was $17.6 million for 2008, $80.7 million for 2007 and $97.6 million for 2006. The net losses in 2007 and 2006 principally reflected non-cash charges of $62.9 million and $94.2 million, respectively, associated with other-than-temporary declines in the market value of the Company's equity investments. The net losses in 2008, 2007 and 2006 also reflected operating losses from the Company's 50% investment in The CW, a television broadcast network.

Net Earnings (Loss) from Continuing Operations

        For 2008, the Company reported a net loss from continuing operations of $11.67 billion versus net earnings from continuing operations of $1.23 billion in 2007 and $1.38 billion in 2006. The net loss in 2008 included the pre-tax non-cash impairment charges of $14.18 billion ($12.73 billion, net of tax) primarily to reduce the carrying value of goodwill and intangible assets.

Net Earnings from Discontinued Operations

        During 2006, Paramount Parks was sold to Cedar Fair, L.P. for $1.24 billion and as a result, Paramount Parks has been presented as a discontinued operation in the consolidated financial statements.

        For the year ended December 31, 2007, net earnings from discontinued operations of $16.2 million principally reflected adjustments to the gain on the sale of Paramount Parks. For the year ended December 31, 2006, net earnings from discontinued operations of $277.6 million primarily reflected the operating results and the gain on the sale of Paramount Parks.

        The following table sets forth the details of CBS Corp.'s net earnings from discontinued operations for the year ended December 31, 2006.

Year Ended December 31,	2006

Revenues from discontinued operations	$158.9

Loss from discontinued operations	$(1.3)
Gain on the sale of Paramount Parks	454.8

Earnings from discontinued operations before income taxes	453.5
Provision for income taxes	(175.9)

Net earnings from discontinued operations	$277.6

Net Earnings (Loss)

        For 2008, the Company reported a net loss of $11.67 billion versus net earnings of $1.25 billion in 2007 and $1.66 billion in 2006. The net loss in 2008 included the pre-tax non-cash impairment charges of $14.18 billion ($12.73 billion, net of tax) primarily to reduce the carrying value of goodwill and intangible assets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations—For the Years Ended December 31, 2008, 2007 and 2006

        The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization and SFAS 142 impairment charges ("Segment OIBDA before Impairment Charges"), operating income (loss), and depreciation and amortization by segment, for each of the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31,	2008	2007	2006

Revenues:
Television	$8,991.1	$9,108.0	$9,354.9
Radio	1,539.1	1,753.7	1,959.9
Outdoor	2,170.6	2,187.3	2,103.4
Interactive	421.7	166.1	132.2
Publishing	857.7	886.1	807.0
Eliminations	(29.8)	(28.3)	(37.2)

Total Revenues	$13,950.4	$14,072.9	$14,320.2

Segment OIBDA before Impairment Charges (a):
Television	$1,695.9	$1,936.5	$1,932.6
Radio	499.4	688.7	820.0
Outdoor	467.4	620.9	568.0
Interactive	39.7	(10.3)	15.1
Publishing	88.2	97.2	78.0
Corporate	(157.1)	(159.0)	(162.9)
Residual costs	(79.2)	(96.5)	(139.7)
Impairment charges (b)	(14,181.4)	—	(65.2)
Depreciation and amortization	(531.6)	(455.7)	(439.5)

Total Operating Income (Loss)	$(12,158.7)	$2,621.8	$2,606.4

Operating Income (Loss):
Television (b)	$(6,433.0)	$1,760.7	$1,702.0
Radio (b)	(2,913.9)	657.8	787.4
Outdoor (b)	(2,631.7)	404.9	351.8
Interactive	(9.3)	(21.7)	9.0
Publishing	78.7	88.1	68.5
Corporate	(170.3)	(171.5)	(172.6)
Residual costs	(79.2)	(96.5)	(139.7)

Total Operating Income (Loss)	$(12,158.7)	$2,621.8	$2,606.4

Depreciation and Amortization:
Television	$183.4	$175.8	$165.4
Radio	32.6	30.9	32.6
Outdoor	243.9	216.0	216.2
Interactive	49.0	11.4	6.1
Publishing	9.5	9.1	9.5
Corporate	13.2	12.5	9.7

Total Depreciation and Amortization	$531.6	$455.7	$439.5

(a)
The Company presents Segment OIBDA before Impairment Charges as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the Company's consolidated Net earnings (loss) is presented in Note 16 (Reportable Segments) to the consolidated financial statements.

(b)
During 2008, the Company recorded non-cash impairment charges of $14.18 billion principally to reduce the carrying value of goodwill and intangible assets. The charges are comprised of $7.95 billion for Television, $3.38 billion for Radio and $2.86 billion for Outdoor. (See Note 3 to the consolidated financial statements.) During 2006, the Company recorded a non-cash impairment charge of $65.2 million in the Television segment to reduce the carrying value of the allocated goodwill for certain television stations to be disposed.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations—2008 vs. 2007 and 2007 vs. 2006

Television (CBS Television Network, CBS Television Stations, CBS Paramount Network Television, CBS Television Distribution, CBS College Sports Network and Showtime Networks)

        (Contributed 64% to the consolidated revenues for the year ended December 31, 2008 and 65% to consolidated revenues for each of the years ended December 31, 2007 and 2006.)

Year Ended December 31,	2008	2007	2006

Revenues	$8,991.1	$9,108.0	$9,354.9

OIBDA before impairment charges	$1,695.9	$1,936.5	$1,932.6
Impairment charges	(7,945.5)	—	(65.2)
Depreciation and amortization	(183.4)	(175.8)	(165.4)

Operating income (loss)	$(6,433.0)	$1,760.7	$1,702.0

OIBDA before impairment charges as a % of revenues	19%	21%	21%
Operating income as a % of revenues	NM	19%	18%
Restructuring charges	$60.5	$—	$11.6
Capital expenditures	$187.6	$206.0	$208.9

NM—Not meaningful

2008 vs. 2007

        For 2008, Television revenues decreased 1% to $8.99 billion from $9.11 billion in 2007 primarily due to lower advertising sales partially offset by higher television license fees and affiliate revenues. Advertising sales decreased 13% primarily reflecting softness in the advertising marketplace, the absence of the 2007 telecast of Super Bowl XLI on CBS Television Network and lower primetime ratings during the 2007/2008 broadcast season, partly as a result of the WGA strike, which was settled in February 2008, partially offset by higher political advertising sales. Television license fees increased 41% principally reflecting higher domestic and international syndication sales of the CSI series, including the impact of the new international self-distribution arrangement for the CSI franchise, which was previously distributed by a third party. Affiliate revenues increased 6% primarily due to subscriber growth and rate increases at Showtime Networks and CBS College Sports Network.

        For 2008, Television reported an operating loss of $6.43 billion, which included non-cash impairment charges of $7.95 billion principally to reduce the carrying value of goodwill and intangible assets, compared with operating income of $1.76 billion for 2007. Television OIBDA before impairment charges decreased 12% to $1.70 billion in 2008 from $1.94 billion in 2007 primarily due to lower advertising sales and restructuring charges of $60.5 million incurred in 2008 principally reflecting severance costs associated with the elimination of positions and contract termination costs. These decreases were partially offset by higher profits from syndication sales, principally from the CSI series, higher affiliate revenues, lower sports programming costs associated with the absence of the 2007 telecast of Super Bowl XLI and lower television series costs reflecting the impact of the WGA strike. Television results included stock-based compensation expense of $63.3 million for 2008 and $47.7 million for 2007.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuations in operating results. Unrecognized revenues attributable to such license agreements were $600.1 million and $582.9 million at December 31, 2008 and 2007, respectively.

2007 vs. 2006

        For 2007, Television revenues decreased 3% to $9.11 billion from $9.35 billion in 2006 primarily due to lower television license fee and advertising revenues partially offset by increases in affiliate and home entertainment revenues. Revenue comparisons for 2007 were negatively impacted by the absence of UPN which ceased broadcasting in September 2006 and television station divestitures. These two items negatively impacted the total 2007 Television revenue comparison by 3% and 2007 Television advertising revenue comparison by 4% versus 2006. Advertising revenues decreased by 3% primarily due to the above mentioned factors and lower political advertising sales partially offset by the 2007 telecast of Super Bowl XLI on CBS Television Network. Television license fee revenues decreased 14% reflecting lower domestic syndication revenues as revenues from 2007 domestic availabilities, including NCIS, did not match contributions from the 2006 basic cable availability and off-network syndication of Frasier and cable availability of Star Trek: Voyager. Affiliate revenues increased 4% primarily due to subscriber growth and rate increases at Showtime Networks and CBS College Sports Network. Home entertainment revenues increased $118.5 million over 2006 as the Company was in the second year of a third party distribution arrangement which provides the Company with revenues after recoupment of upfront distribution costs incurred by the third party distributor.

        For 2007, Television operating income increased 3% to $1.76 billion from $1.70 billion in 2006. Included in 2006 operating income was a non-cash impairment charge of $65.2 million to reduce the carrying value of the allocated goodwill in connection with the sale of seven television stations. Television OIBDA before impairment charges increased slightly to $1.94 billion in 2007 from $1.93 billion in 2006 principally reflecting higher home entertainment revenues and the absence of $24.0 million of shutdown costs for UPN incurred in 2006 partially offset by lower political advertising sales and lower profits from syndication sales. Television results included stock-based compensation expense of $47.7 million for 2007 and $30.5 million for 2006.

Dispositions

        On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185.0 million. In connection with the agreement to sell these stations, a pre-tax impairment charge of $65.2 million was recorded in the consolidated financial statements for the year ended December 31, 2006 to reduce the carrying value of the allocated goodwill.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Radio (CBS Radio)

        (Contributed 11% to consolidated revenues for the year ended December 31, 2008, 12% for the year ended December 31, 2007 and 14% for the year ended December 31, 2006.)

Year Ended December 31,	2008	2007	2006

Revenues	$1,539.1	$1,753.7	$1,959.9

OIBDA before impairment charges	$499.4	$688.7	$820.0
Impairment charges	(3,380.7)	—	—
Depreciation and amortization	(32.6)	(30.9)	(32.6)

Operating income (loss)	$(2,913.9)	$657.8	$787.4

OIBDA before impairment charges as a % of revenues	32%	39%	42%
Operating income as a % of revenues	NM	38%	40%
Restructuring charges	$53.9	$—	$—
Capital expenditures	$41.1	$40.4	$43.2

NM—Not meaningful

2008 vs. 2007

        For 2008, Radio revenues decreased 12% to $1.54 billion from $1.75 billion for 2007 due to lower advertising sales, reflecting weakness in the advertising market, and the impact of radio station divestitures. The station divestitures negatively impacted the Radio revenue comparison by 1% in 2008.

        For 2008, Radio reported an operating loss of $2.91 billion, which included non-cash impairment charges of $3.38 billion to reduce the carrying value of goodwill and intangible assets, compared with operating income of $657.8 million for 2007. Radio OIBDA before impairment charges decreased 27% to $499.4 million for 2008 from $688.7 million for 2007 due to lower advertising sales, restructuring charges of $53.9 million incurred during 2008 and the impact of station divestitures. These decreases were partially offset by lower talent and employee-related expenses and decreased marketing and promotion costs resulting from restructuring and cost-saving initiatives implemented during 2008, as well as lower sports programming costs. The restructuring charges in 2008 principally reflected severance costs associated with the elimination of positions and other associated costs. Radio results included stock-based compensation expense of $15.5 million for 2008 versus $15.9 million for 2007.

2007 vs. 2006

        For 2007, Radio revenues decreased 11% to $1.75 billion from $1.96 billion in 2006 reflecting weakness in advertising sales and the impact of radio station divestitures. The station divestitures negatively impacted the Radio revenue comparison by 5% in 2007.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        For 2007, Radio operating income decreased 16% to $657.8 million from $787.4 million in 2006 and OIBDA decreased 16% to $688.7 million from $820.0 million in 2006. These decreases principally reflected lower advertising sales, the impact of station divestitures and higher stock-based compensation expense partially offset by lower sports programming costs. Radio results included stock-based compensation expense of $15.9 million for 2007 and $10.7 million for 2006.

Dispositions

        On December 22, 2008, the Company signed an agreement with Wilks Broadcasting to sell three of its radio stations in Denver for $19.5 million. In addition, on December 15, 2008, the Company announced that it entered into an agreement with Clear Channel Communications, Inc. to swap five of the Company's mid-size market radio stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston, a top 10 radio market. These transactions are subject to customary closing conditions. During 2008, the Company recorded a pre-tax non-cash impairment charge of $62.0 million to reduce the carrying value of intangible assets and the allocated goodwill in connection with these sales.

        During 2007, the Company completed the sales of 34 radio stations in nine of its smaller markets for $543.4 million. During 2006, the Company completed the sale of five radio stations in one small market for $125.0 million.

Outdoor (CBS Outdoor)

        (Contributed 16% to consolidated revenues for each of the years ended December 31, 2008 and 2007, and 15% for the year ended December 31, 2006.)

Year Ended December 31,	2008	2007	2006

Revenues	$2,170.6	$2,187.3	$2,103.4

OIBDA before impairment charges	$467.4	$620.9	$568.0
Impairment charges	(2,855.2)	—	—
Depreciation and amortization	(243.9)	(216.0)	(216.2)

Operating income (loss)	$(2,631.7)	$404.9	$351.8

OIBDA before impairment charges as a % of revenues	22%	28%	27%
Operating income as a % of revenues	NM	19%	17%
Restructuring charges	$13.2	$—	$—
Capital expenditures	$195.7	$186.4	$115.7

NM—Not meaningful

2008 vs. 2007

        For 2008, Outdoor revenues decreased 1% to $2.17 billion from $2.19 billion for 2007, reflecting a decline in North America (which is comprised of the United States, Canada and Mexico) partially offset by growth in International (which is comprised of Europe, Asia and South America). Revenues for North America decreased 4% from 2007 primarily due to lower revenues in the U.S. billboards businesses and the impact of the non-renewal of contracts partially offset by the inclusion of the results of CBS Outernet since its acquisition in October 2007. The non-renewal of two major municipal contracts in Toronto and San Francisco negatively impacted the revenue comparison in North America by 1% for the year. Revenues for International increased 4% from 2007 principally due to the acquisition of International Outdoor Advertising Group ("IOA") and revenue growth in the China and France markets. The

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

acquisition of IOA favorably impacted the International revenue comparison by 3% for the year. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $3 million for 2008. Approximately 50% and 48% of Outdoor revenues were generated from regions outside the United States for 2008 and 2007, respectively.

        For 2008, Outdoor reported an operating loss of $2.63 billion, which included a non-cash impairment charge of $2.86 billion to reduce the carrying value of goodwill and intangible assets, compared with operating income of $404.9 million for 2007. Outdoor OIBDA before impairment charges decreased 25% to $467.4 million for 2008 from $620.9 million for 2007. North America reported an operating loss of $2.09 billion for 2008 versus operating income of $336.5 million for 2007, primarily reflecting a non-cash impairment charge of $2.30 billion. North America OIBDA before impairment charges decreased 22% to $403.7 million due to lower revenues, higher transit and billboard lease costs, the impact of the non-renewal of contracts and restructuring charges of $5.4 million incurred during 2008. International reported an operating loss of $544.6 million for 2008 versus operating income of $68.4 million for 2007, primarily reflecting a non-cash impairment charge of $550.9 million. International OIBDA before impairment charges decreased 38% to $63.7 million principally due to higher transit costs and restructuring charges of $7.8 million incurred during 2008. The restructuring charges at Outdoor for 2008 reflected severance costs associated with the elimination of positions in the United States, Europe and Mexico. Outdoor results included stock-based compensation expense of $7.3 million for 2008 versus $5.3 million for 2007.

2007 vs. 2006

        For 2007, Outdoor revenues increased 4% to $2.19 billion from $2.10 billion in 2006 reflecting an increase of 13% in International, driven by favorable foreign exchange rate changes and growth in the United Kingdom and France markets. Revenues for North America decreased 1% in 2007 as growth of 9% in U.S. billboards, 9% in Canada and 8% in Mexico was more than offset by a decline of 28% in U.S. transit and displays, reflecting the non-renewal of marginally profitable transit and street furniture contracts in New York City and Chicago. The non-renewal of these contracts negatively impacted the Outdoor revenue comparison by 6% in 2007. The favorable net impact of foreign exchange rate fluctuations on total Outdoor revenues was approximately $75 million in 2007. Approximately 48% and 44% of Outdoor revenues were generated from regions outside the United States in 2007 and 2006, respectively.

        For 2007, Outdoor operating income increased 15% to $404.9 million from $351.8 million in 2006 and OIBDA increased 9% to $620.9 million from $568.0 million in 2006, led by growth in North America. North America operating income and OIBDA increased 23% to $336.5 million and 13% to $518.4 million, respectively, as the revenue decline was more than offset by lower transit costs due to the non-renewal of marginally profitable contracts. International operating income and OIBDA decreased 13% to $68.4 million and 5% to $102.5 million, respectively, reflecting higher transit costs, principally in the United Kingdom, and increased costs for maintenance and materials, partially offset by the revenue growth and the favorable impact of foreign exchange rate changes. Outdoor results included stock-based compensation expense of $5.3 million for 2007 and $3.2 million for 2006.

        Capital expenditures increased $70.7 million to $186.4 million in 2007 principally reflecting increased spending for transit contracts in the United Kingdom.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Acquisitions

        On April 23, 2008, the Company acquired IOA, the leading out-of-home advertising company in South America, for $110.8 million.

        On October 5, 2007, the Company acquired SignStorey, Inc., a distributor of video programming and advertising content to retail stores, for $71.5 million. SignStorey, Inc. has been renamed CBS Outernet.

Interactive (CBS Interactive)

        (Contributed 3% to consolidated revenues for the year ended December 31, 2008 and 1% for each of the years ended December 31, 2007 and 2006.)

Year Ended December 31,	2008	2007	2006

Revenues	$421.7	$166.1	$132.2

OIBDA	$39.7	$(10.3)	$15.1
Depreciation and amortization	(49.0)	(11.4)	(6.1)

Operating income (loss)	$(9.3)	$(21.7)	$9.0

OIBDA as a % of revenues	9%	NM	11%
Operating income as a % of revenues	NM	NM	7%
Restructuring charges	$3.4	$—	$—
Capital expenditures	$17.5	$10.8	$7.6

NM—Not meaningful

2008 vs. 2007

        For 2008, Interactive revenues increased to $421.7 million from $166.1 million for 2007, reflecting the impact of the acquisition of CNET on June 30, 2008, higher advertising sales from the CBS Audience Network, an online network of professional video content, and higher mobile revenues.

        For 2008, Interactive reported an operating loss of $9.3 million versus an operating loss of $21.7 million for 2007. Interactive OIBDA increased to $39.7 million for 2008 from a loss of $10.3 million for 2007. These increases were principally due to the impact of the acquisition of CNET partially offset by restructuring charges of $3.4 million incurred during 2008. The restructuring charges in 2008 reflected severance costs associated with the elimination of duplicate positions as a result of the integration of CNET with the Company's existing interactive businesses. The operating loss for 2008 reflected depreciation and amortization expense associated with fixed assets and intangible assets acquired in connection with CNET. Interactive results included stock-based compensation expense of $4.2 million for 2008 and $1.9 million for 2007.

2007 vs. 2006

        For 2007, Interactive revenues increased 26% to $166.1 million from $132.2 million for 2006 due to higher advertising and mobile revenues resulting from the development and expansion of interactive businesses as well as the impact of acquisitions.

        For 2007, Interactive reported an operating loss of $21.7 million versus operating income of $9.0 million for 2006. Interactive OIBDA decreased to a loss of $10.3 million for 2007 from income of $15.1 million for 2006. These decreases were principally due to increased costs associated with business

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

development and acquisitions, and higher employee-related expenses. The operating loss for 2007 also reflected higher amortization expense associated with acquisitions. Interactive results included stock-based compensation expense of $1.9 million for 2007 and $.6 million for 2006.

Acquisitions

        On June 30, 2008, the Company completed the acquisition of all of the outstanding shares of CNET common stock for $11.50 per share, for a total of $1.8 billion.

        On May 30, 2007, the Company acquired Last.fm, a global, community-based, music discovery website, for approximately $280 million.

Publishing (Simon & Schuster)

        (Contributed 6% to consolidated revenues for each of the years ended December 31, 2008, 2007 and 2006.)

Year Ended December 31,	2008	2007	2006

Revenues	$857.7	$886.1	$807.0

OIBDA	$88.2	$97.2	$78.0
Depreciation and amortization	(9.5)	(9.1)	(9.5)

Operating income	$78.7	$88.1	$68.5

OIBDA as a % of revenues	10%	11%	10%
Operating income as a % of revenues	9%	10%	8%
Restructuring charges	$4.2	$—	$—
Capital expenditures	$9.5	$12.0	$5.8

2008 vs. 2007

        For 2008, Publishing revenues decreased 3% to $857.7 million from $886.1 million for 2007, principally reflecting lower book sales due to difficult comparisons with the prior year, which included the release of the best-seller The Secret by Rhonda Byrne. Best-selling titles in 2008 included YOU: Being Beautiful by Michael F. Roizen and Mehmet C. Oz, The Purpose of Christmas by Rick Warren, Duma Key by Stephen King and The War Within by Bob Woodward.

        For 2008, Publishing operating income decreased 11% to $78.7 million from $88.1 million in 2007 and OIBDA decreased 9% to $88.2 million from $97.2 million in 2007. These decreases reflected the revenue decline, restructuring charges of $4.2 million incurred during 2008 and higher bad debt expense, partially offset by lower author royalty expenses and production costs, resulting from the revenue decline and the mix of titles, and a decline in employee-related expenses. The restructuring charges in 2008 principally consisted of severance costs associated with the elimination of positions. Publishing results included stock-based compensation expense of $4.2 million for 2008 and $3.5 million for 2007.

2007 vs. 2006

        For 2007, Publishing revenues increased 10% to $886.1 million from $807.0 million in 2006 primarily reflecting higher sales in the Adult and International groups, led by the performance of The Secret by Rhonda Byrne. Additional best-selling titles in 2007 included YOU: Staying Young by Michael F. Roizen and Mehmet C. Oz and Become A Better You by Joel Osteen.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        For 2007, Publishing operating income increased 29% to $88.1 million from $68.5 million in 2006 and OIBDA increased 25% to $97.2 million from $78.0 million in 2006. These increases reflected the revenue growth and lower bad debt expense, partially offset by higher production costs and author royalty expenses, resulting from the revenue increase and the mix of titles, increased employee-related costs, higher digital archive costs, and higher volume-driven advertising and selling expenses. Publishing results included stock-based compensation of $3.5 million for 2007 and $1.9 million for 2006.

Financial Position

        Current assets decreased by $838.1 million to $5.19 billion at December 31, 2008 from $6.03 billion at December 31, 2007, primarily due to a decrease in cash and cash equivalents of $927.4 million. The decrease in cash and cash equivalents principally reflected cash used for acquisitions, dividends and capital expenditures, partially offset by cash flows generated from operations and the sale of investments. The allowance for doubtful accounts as a percentage of receivables was 5.0% at December 31, 2008 and December 31, 2007.

        Net property and equipment increased by $86.8 million to $3.01 billion at December 31, 2008 from $2.92 billion at December 31, 2007, primarily reflecting capital expenditures of $474.1 million, partially offset by depreciation expense of $413.0 million. Goodwill of $8.65 billion at December 31, 2008 decreased $9.80 billion from $18.45 billion at December 31, 2007, primarily reflecting the impairment of goodwill at the Television, Radio and Outdoor segments, partially offset by acquisitions. Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $2.98 billion to $7.10 billion at December 31, 2008 from $10.08 billion at December 31, 2007, primarily due to the impairment of FCC licenses at the Television and Radio segments, television station divestitures of $98.9 million and amortization expense of $118.6 million, partially offset by acquisitions of $399.9 million.

        Current liabilities increased $396.3 million to $4.80 billion at December 31, 2008 from $4.40 billion at December 31, 2007, primarily reflecting increased participants' share payable due to the impact of the new international self-distribution arrangement for the CSI franchise.

        Pension and postretirement benefit obligations increased $577.8 million to $2.27 billion at December 31, 2008 from $1.70 billion at December 31, 2007, primarily reflecting a decrease in pension plan assets due to asset performance.

        Deferred income tax liabilities decreased $1.60 billion to $345.1 million at December 31, 2008 from $1.95 billion at December 31, 2007, primarily reflecting the impact of the impairment charges to reduce the carrying value of FCC licenses.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows

        Cash and cash equivalents decreased $927.4 million for the year ended December 31, 2008. The change in cash and cash equivalents was as follows:

Year Ended December 31,	2008	2007	2006

Cash provided by (used for) operating activities from:
Continuing operations	$2,146.5	$2,180.4	$2,002.5
Discontinued operations	—	4.8	(114.1)

Cash provided by operating activities	2,146.5	2,185.2	1,888.4

Cash (used for) provided by investing activities from:
Continuing operations	(2,154.1)	(135.1)	849.5
Discontinued operations	—	—	(34.5)

Cash (used for) provided by investing activities	(2,154.1)	(135.1)	815.0

Cash used for financing activities from:
Continuing operations	(919.8)	(3,777.8)	(1,284.1)
Discontinued operations	—	—	—

Cash used for financing activities	(919.8)	(3,777.8)	(1,284.1)

Net (decrease) increase in cash and cash equivalents	$(927.4)	$(1,727.7)	$1,419.3

        Operating Activities.    In 2008, cash provided by operating activities from continuing operations decreased $33.9 million, or 2%, to $2.15 billion from $2.18 billion in 2007 principally reflecting lower operating income, partially offset by higher cash flows from changes in operating assets and liabilities and lower cash taxes paid. In 2007, cash provided by operating activities from continuing operations increased $177.9 million, or 9%, to $2.18 billion from $2.00 billion in 2006 principally reflecting lower cash taxes paid, lower net cash interest and $100.0 million lower discretionary contributions to pre-fund the Company's qualified pension plans versus 2006. The Company made discretionary contributions to pre-fund its qualified pension plans for $120.0 million in 2008, $150.0 million in 2007 and $250.0 million in 2006.

        For 2009, the Company expects to increase its cash spending for programming, including higher investment in entertainment programming, contractual increases in sports programming and investment in the new CBS Films unit.

        Cash paid for income taxes from continuing operations was $240.3 million for 2008, $524.9 million for 2007 and $562.2 million for 2006. The decrease in cash taxes for 2008 reflects lower operating income and a higher mix of foreign earnings, which are taxed at a lower rate. Cash taxes for 2009 are expected to be approximately $175 million to $225 million, excluding the impact of gains or losses on dispositions.

        Investing Activities.    In 2008, cash used for investing activities of $2.15 billion principally reflected acquisitions of $2.04 billion, primarily consisting of the acquisitions of CNET, IOA and other outdoor advertising properties, capital expenditures of $474.1 million, and investments in investee companies of $40.2 million. These increases were partially offset by proceeds of $170.0 million from the sale of the Company's investment in Sundance Channel and dispositions of $198.2 million, primarily from the television station divestitures. In 2007, cash used for investing activities of $135.1 million principally reflected capital expenditures of $469.1 million, acquisitions of $410.0 million, primarily consisting of the acquisitions of Last.fm, CBS Outernet and other outdoor advertising properties, and investments in investee companies of $42.3 million, principally reflecting the investment in several interactive companies and The CW. These increases were partially offset by proceeds from dispositions of $562.2 million,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

primarily from the radio station divestitures, and net receipts of $172.5 million from Viacom Inc. related to the Separation. In 2006, cash provided by investing activities from continuing operations of $849.5 million reflected proceeds from the sale of Paramount Parks of $1.24 billion and proceeds from other dispositions of $142.5 million, principally reflecting the sale of five radio stations. These proceeds were partially offset by capital expenditures of $394.1 million, investments in investee companies of $110.0 million, principally consisting of the Company's investment in The CW, and acquisitions of $97.9 million primarily consisting of the acquisition of CBS College Sports Network and outdoor advertising properties.

        Capital expenditures increased $5.0 million, or 1%, to $474.1 million in 2008 from $469.1 million in 2007. Capital expenditures increased $75.0 million, or 19%, to $469.1 million in 2007 from $394.1 million in 2006 principally reflecting increased spending for outdoor transit contracts in the United Kingdom. For 2009, capital expenditures are anticipated to be approximately $350 million.

        Financing Activities.    In 2008, cash flow used for financing activities of $919.8 million principally reflected dividend payments of $705.4 million and the repayment of notes of $183.2 million. In 2007, cash flow used for financing activities of $3.78 billion principally reflected the purchase of Company common stock for $3.35 billion, the repayment of notes of $660.0 million and dividend payments of $640.3 million, partially offset by proceeds from the issuance of notes of $678.0 million and proceeds from the exercise of stock options of $201.7 million. In 2006, cash flow used for financing activities of $1.28 billion principally reflected the repayment of notes of $832.0 million and dividend payments of $519.1 million, partially offset by proceeds of $91.1 million from the exercise of stock options.

Dividends

        On February 18, 2009, the Company announced a reduction in the quarterly cash dividend from $.27 to $.05 per share on its Class A and Class B Common Stock, payable on April 1, 2009. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2008, 2007 and 2006, resulting in total dividends of $725.9 million, $667.1 million and $573.2 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

Purchase of Company Stock

        In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 accelerated share repurchase ("ASR") transaction.

        During 2007, the Company repurchased 106.9 million shares of CBS Corp. Common Stock for $3.42 billion, including $64.0 million of non-cash purchases related to a television station exchange (See Note 2 to the consolidated financial statements), primarily through two ASR transactions.

Acquisitions and Dispositions

Acquisitions

        On June 30, 2008, the Company completed the acquisition of all of the outstanding shares of CNET common stock for $11.50 per share, for a total of $1.8 billion. The results of CNET have been included in the Interactive segment since its acquisition. The excess purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired of $1.29 billion was allocated to goodwill. The goodwill from the CNET acquisition primarily represents the Company's expectation of future growth for its interactive businesses. By combining CNET with its existing Internet brands and leveraging CBS Corp.'s

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

existing relationships, the Company is better positioned to be competitive in the interactive marketplace. The Company intends to grow its interactive businesses by, among other factors, introducing its existing advertising relationships to the CNET businesses; bringing its entertainment, sports and news content to the Internet utilizing CNET's significant Internet presence; and eliminating duplicate efforts thereby realizing meaningful cost savings.

        On April 23, 2008, the Company acquired IOA, the leading out-of-home advertising company in South America, for $110.8 million. IOA has been included as part of the Outdoor segment since the date of acquisition.

        On October 5, 2007, the Company acquired SignStorey, Inc., a distributor of video programming and advertising content to retail stores, for $71.5 million. SignStorey, Inc. has been renamed CBS Outernet and has been included as part of the Outdoor segment since the date of acquisition.

        On May 30, 2007, the Company acquired Last.fm, a global, community-based, music discovery website, for approximately $280 million. Last.fm has been included as part of the Interactive segment since the date of acquisition.

        On January 5, 2006, the Company acquired CSTV Networks for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. CSTV Networks has been renamed CBS College Sports Network and its television and interactive operations have been included as part of the Television and Interactive segments, respectively, since the date of acquisition.

Dispositions

        On December 22, 2008, the Company signed an agreement with Wilks Broadcasting to sell three of its radio stations in Denver for $19.5 million. In addition, on December 15, 2008, the Company announced that it entered into an agreement with Clear Channel Communications, Inc. to swap five of the Company's mid-size market radio stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston, a top 10 radio market. These transactions are subject to customary closing conditions. During 2008, the Company recorded a pre-tax non-cash impairment charge of $62.0 million to reduce the carrying value of intangible assets and the allocated goodwill in connection with these sales.

        During June 2008, the Company sold its 37% investment in Sundance Channel for $170.0 million resulting in a pre-tax gain of $129.8 million included in "Other Items, net" in the Consolidated Statement of Operations for the year ended December 31, 2008.

        On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185.0 million. In connection with the agreement to sell these stations, a pre-tax impairment charge of $65.2 million was recorded in the consolidated financial statements for the year ended December 31, 2006 to reduce the carrying value of the allocated goodwill.

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

        On June 30, 2006, the Company completed the sale of Paramount Parks to Cedar Fair, L.P. for $1.24 billion.

Capital Structure

At December 31,	2008	2007

Notes payable to banks	$4.3	$5.3
Senior debt (4.625%—8.875% due 2010—2056)	6,904.3	7,015.7
Other notes	.2	.8
Obligations under capital leases	120.8	108.9

Total debt (a)	7,029.6	7,130.7
Less discontinued operations debt (b)	33.5	43.0

Total debt of continuing operations	6,996.1	7,087.7
Less current portion	21.3	19.1

Total long-term debt of continuing operations, net of current portion	$6,974.8	$7,068.6

  (a)    At December 31, 2008 and December 31, 2007, the senior debt balances included (i) a net unamortized premium of $23.3 million and $26.2 million, respectively, and (ii) the net change in the carrying value of the debt relating to fair value hedges of $88.0 million and $(5.0) million, respectively. The face value of the Company's total debt was $6.92 billion at December 31, 2008 and $7.11 billion at December 31, 2007.

  (b)    Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets. During 2008, the Company repurchased $9.5 million of its 5.625% senior notes due 2012.

        Total debt of $7.03 billion at December 31, 2008 and $7.13 billion at December 31, 2007 was 45% and 25%, respectively, as a percentage of the total capitalization of the Company.

        The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

        In December 2008, prior to maturity, the Company settled all of its $1.0 billion notional amount of interest rate swaps outstanding and received $88.4 million in cash. The increase in the carrying value of the debt attributable to the risk hedged by these interest rate swaps is being amortized as a reduction to interest expense over the term of the debt.

        For the years ended December 31, 2008 and 2007, the following debt issuances, repurchases and maturities occurred:

Debt Issuances

  March 27, 2007, $700.0 million, 6.75% senior notes due 2056

Debt Repurchases

        During 2008, the Company repurchased $191.8 million of its 7.70% senior notes due 2010, resulting in a pre-tax gain on early extinguishment of debt of $8.4 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Debt Maturities

  May 1, 2007, $700.0 million, 5.625% senior notes

        At December 31, 2008, the Company's scheduled maturities of long-term debt at face value, including discontinued operations debt and excluding capital leases were as follows:

	2009	2010	2011	2012	2013	2014 and Thereafter

Long-term debt	$.6	$1,394.4	$950.1	$840.2	$.1	$3,612.1

Credit Facility

        At December 31, 2008, the Company had a $3.0 billion revolving credit facility which expires December 2010 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The following table sets forth the Company's credit ratings as of February 23, 2009.

	Long-term	Short-term	Long-Term Outlook

Moody's Investors Service	Baa3	P-3	Stable
Standard & Poor's	BBB	A-2	Negative
Fitch	BBB	F-2	Stable

        The Credit Facility requires the Company to maintain a minimum Interest Coverage Ratio, as defined by the credit agreement, of 3.0x for the trailing four quarters. As of December 31, 2008, the Company's Interest Coverage Ratio was 5.7x.

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2008, the Company had no commercial paper borrowings under its $3.0 billion commercial paper program. At December 31, 2008, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.80 billion.

Accounts Receivable Securitization Program

        At both December 31, 2008 and 2007, the Company had $550.0 million outstanding under its revolving accounts receivable securitization program. The program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of December 31, 2008, the Company was in compliance with the required ratios under the receivable securitization program. The program provides for a possible acceleration in the event of a continuing downgrade of the Company's long-term debt to a

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

below-investment grade rating. The Company believes that it has sufficient capacity under its existing Credit Facility to refinance such program.

        During the years ended December 31, 2008 and 2007, proceeds from collections of securitized accounts receivables of $2.77 billion and $2.80 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $15.4 million and $32.0 million for the years ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

        The Company continually projects anticipated cash requirements, which include operating needs, capital expenditures, dividends and principal and interest payments on its outstanding indebtedness, as well as cash flows generated from operating activities available to meet these needs. The Company believes that its operating cash flows ($2.15 billion in 2008), cash and cash equivalents ($419.5 million at December 31, 2008), borrowing capacity under its Credit Facility, which had $2.80 billion of remaining availability at December 31, 2008, and access to capital markets are sufficient to fund its operating needs, including commitments to purchase sports programming rights, television and film programming, talent contracts, other operating commitments and contingencies, capital and investing commitments, dividends and other financing requirements for the foreseeable future.

        The Company's funding will come primarily from cash flows from operations. Any additional net cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that the Company's future operating cash flow is negatively impacted by the continued weakened economy, the Company has the ability to curtail certain non-committed programming, capital and other spending.

        Although the Company is currently able to access commercial paper markets, there can be no assurance that such markets will continue to be a reliable source of short-term financing for the Company given the volatility and disruption in the current capital and credit markets. To the extent that commercial paper is not available to the Company, the existing Credit Facility provides sufficient capacity to satisfy any short-term borrowing needs.

        In 2010, $1.39 billion of long-term debt is scheduled to mature. The Company anticipates that these future debt maturities will be funded with cash and cash equivalents, cash flows generated from operating activities and other debt financing.

        On November 3, 2008, the Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock, Class B Common Stock (issuable only upon conversion of debt securities and preferred stock) and warrants of CBS Corp. that may be issued by the Company from time to time. The registration statement replaced the previous shelf registration statement that was scheduled to expire on December 1, 2008. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by CBS Corp. for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations

        As of December 31, 2008, the Company's significant contractual obligations, including payments due by period, were as follows:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	2014 and thereafter

Programming and talent commitments (a)	$10,863.5	$3,499.3	$4,406.2	$2,138.0	$820.0
Guaranteed minimum franchise payments (b)	$2,092.2	$396.2	$642.0	$583.1	$470.9
Purchase obligations (c)	$1,142.4	$305.0	$402.2	$252.9	$182.3
Operating leases (d)	$2,299.0	$364.7	$590.0	$434.4	$909.9
Other long-term contractual obligations (e)	$1,003.8	$—	$801.3	$145.2	$57.3
Long-term debt obligations (f)	$6,797.5	$.6	$2,344.5	$840.3	$3,612.1
Interest commitments on long-term debt (g)	$7,109.0	$478.9	$766.6	$541.3	$5,322.2
Capital lease obligations (including interest) (h)	$156.5	$22.9	$44.5	$31.7	$57.4

(a)
Programming and talent commitments of the Company primarily include $6.89 billion for sports programming rights, $2.53 billion relating to television, radio, and film production and licensing and $814.7 million for talent contracts.

(b)
Outdoor has franchise rights entitling it to display advertising on media including transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and in retail stores. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(d)
Consists of long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities.

(e)
Long-term contractual obligations including program liabilities, participations due to producers and residuals.

(f)
Long-term debt obligations are presented at face value, including discontinued operations debt.

(g)
Future interest based on scheduled debt maturities, excluding capital leases.

(h)
Includes capital leases for satellite transponders.

        The table above excludes future contributions to the Company's pension plans and $258.3 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and periods in which cash payments relating to these items are expected to occur. The Company expects to contribute approximately $135 million primarily to its non-qualified pension and postretirement benefit plans in 2009.

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

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2008, the outstanding letters of credit and surety bonds approximated $362.6 million and were not recorded on the Consolidated Balance Sheets.

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

  •
  The Company accounts for its business acquisitions in accordance with SFAS No. 141, "Business Combinations". The total cost of acquisitions is allocated to the underlying net assets, based on

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

    their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible and identifiable intangible net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

  •
  In accordance with SFAS 142, the Company tests goodwill and intangible assets with indefinite lives for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. The estimated fair value of the Company's reporting units and intangible assets with indefinite lives is computed principally based upon the present value of future cash flows. This technique includes projections which require the uses of significant estimates and assumptions such as growth rates, discount rates, future operating margins and capital expenditures. A downward revision in the present value of future cash flows for a reporting unit or intangible assets could result in an impairment under SFAS 142, and a non-cash charge would be required. Such a charge could have a material effect on the consolidated financial statements.

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

  •
  Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company determined the discount rate by projecting the plans' expected future benefit payments as defined for the projected benefit obligation. These projected benefit payments are used to construct a high quality bond portfolio with interest and principal payments that provide the cash flows necessary to meet the projected benefit payments. The weighted-average yield of the bond portfolio is used to determine the discount rate. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. For 2008, the unrecognized actuarial losses increased primarily due to a decrease in pension plan asset values. A decrease in the discount rate or a decrease in the expected rate of return on pension plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $4 million in 2009 pension expense and will change the projected benefit obligation by approximately $116 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $7 million in 2009 pension expense.

  •
  The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. When recording the worldwide provision for income taxes, an estimated effective tax rate for a year is applied to interim operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

    recorded in the same quarter. A number of years may elapse before a tax return containing tax matters, for which a reserve has been established, is audited and finally resolved. During 2008 and 2007, the Company recognized tax benefits of $44.9 million and $8.0 million, respectively, related to the settlement of certain prior year tax audits. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), the Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $258.3 million at December 31, 2008 is properly recorded pursuant to the recognition and measurement provisions of FIN 48.

  •
  In accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. For each award of employee stock options the fair value is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on the then current annual dividend rate. Stock price volatility was determined using an average of historical volatility and implied volatility of publicly traded options to purchase CBS Corp. Class B Common Stock. Given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year.

Legal Matters

        Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; and another motion was filed in the case by an individual shareholder also seeking appointment as the lead plaintiff. The parties are awaiting the court's appointment of the lead plaintiff in the case. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

        Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a Super Bowl half-time show by the Company's television stations. In May 2006, the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. In July 2008, the U.S. Court of Appeals for the Third Circuit vacated the FCC's order to have the Company pay the forfeiture and remanded the case to the FCC. On November 18, 2008, the FCC filed a petition for certiorari with the U.S. Supreme Court, seeking review of the Third Circuit's decision. The petition requests that the U.S. Supreme Court not act on the petition until it rules in the "fleeting expletives" case mentioned below. On January 8, 2009, the Company filed its opposition to the FCC's petition for certiorari.

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

        In June 2007, the U.S. Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives on another broadcast network was indecent and remanded the case to the FCC. On March 17, 2008, the U.S. Supreme Court granted the FCC's petition to review the U.S. Court of Appeals for the Second Circuit's decision. On November 4, 2008, the U.S. Supreme Court heard argument in this case.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2008, the Company had pending approximately 68,520 asbestos claims, as compared with approximately 72,120 as of December 31, 2007 and 73,310 as of December 31, 2006. During 2008, the Company received approximately 6,030 new claims and closed or moved to an inactive docket approximately 9,630 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2008 and 2007 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $15.0 million and $17.5 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a relatively small percentage of asbestos claims pending at December 31, 2008. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

  Foreign Exchange Risk

        The Company conducts business with companies in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in currencies such as the British Pound, the Euro, the Canadian Dollar, the Mexican Peso and the Australian Dollar, foreign currency forward and option contracts are used. Additionally, the Company designates forward contracts used to hedge projected future production costs as cash flow hedges, and may designate certain forward contracts as a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of the non-designated contracts is included in current period results as part of "Other items, net" in the Consolidated Statements of Operations. The Company manages the use of foreign exchange derivatives centrally. At December 31, 2008 and 2007, the notional amount of all foreign exchange contracts was $95.2 million and $100.3 million, respectively, which represents hedges of underlying foreign currency balances and expected foreign currency cash flows.

  Interest Rate Risk

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company had entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. At December 31, 2007, the Company was a party to $1.0 billion notional amount of interest rate swaps which were accounted for as fair value hedges. In December 2008, prior to maturity, the Company settled all of its $1.0 billion notional amount of interest rate swaps outstanding and received $88.4 million in cash.

  Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2008 or 2007, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold. Some of the Company's customers have been significantly impacted by the current weak economic environment. The Company closely monitors the status of receivables with these customers and believes that the allowance for doubtful accounts is currently adequate.

Related Parties

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Corp. and Viacom Inc. At December 31, 2008, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 10% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

        Viacom Inc.    For purposes of governing certain ongoing relationships between CBS Corp. and Viacom Inc. after the Separation, the Company and Viacom Inc. entered into various agreements including a separation agreement (the "Separation Agreement"), tax matters agreement and transition services agreement.

        In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.40 billion in December 2005, subject to adjustment. During 2007 and 2006, Viacom Inc. paid to the Company net adjustments to the special dividend of $170 million and $172 million, respectively, resulting in an aggregate adjustment to the special dividend of $342 million.

        During July 2007, the Company purchased 869,145 shares of CBS Corp. Class A and Class B Common Stock from the Viacom Inc. 401(k) Plan for $29.8 million and Viacom Inc. purchased 2,823,178 shares of Viacom Inc. class A and class B common stock from the 401(k) plans sponsored by the Company for $120.0 million.

        CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $448.8 million, $292.0 million and $222.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the United States through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the United States after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $93.4 million, $172.4 million and $198.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

At December 31,	2008	2007

Amounts due from Viacom Inc.
Receivables	$182.5	$114.8
Other assets (Receivables, noncurrent)	249.8	207.3

Total amounts due from Viacom Inc.	$432.3	$322.1

Amounts due to Viacom Inc.
Accounts payable	$6.5	$4.7
Program rights	48.2	74.3
Other liabilities (Program rights, noncurrent)	26.5	24.3

Total amounts due to Viacom Inc.	$81.2	$103.3

        Other Related Parties    The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $64.9 million and $107.0 million for the years ended December 31, 2008 and 2007, respectively.

        The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any effect on the Company's consolidated financial statements as the Company did not elect any eligible items for fair value measurement.

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

        Effective December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

106, and 132(R)" ("SFAS 158"). SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of each defined benefit pension plan and other postretirement benefit plan as an asset or a liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in stockholders' equity. The incremental effect of the adoption was a decrease of $51.1 million to stockholders' equity at December 31, 2006.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CBS Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes, effective January 1, 2007, and the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
February 25, 2009

 CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2008	2007		2006

Revenues	$13,950.4		$14,072.9		$14,320.2
Expenses:
Operating	8,650.7		8,329.3		8,424.8
Selling, general and administrative	2,608.7		2,666.1		2,772.7
Restructuring charges (Note 5)	136.7		—		11.6
Impairment charges (Note 3)	14,181.4		—		65.2
Depreciation and amortization	531.6		455.7		439.5

Total expenses	26,109.1		11,451.1		11,713.8

Operating income (loss)	(12,158.7)		2,621.8		2,606.4
Interest expense	(546.6)		(570.9)		(565.5)
Interest income	42.2		116.1		112.1
Gain (loss) on early extinguishment of debt	8.4		—		(6.0)
Other items, net	79.6		(34.0)		(14.3)

Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(12,575.1)		2,133.0		2,132.7
Benefit (provision) for income taxes	919.3		(821.5)		(652.2)
Equity in loss of investee companies, net of tax	(17.6)		(80.7)		(97.6)

Net earnings (loss) from continuing operations	(11,673.4)		1,230.8		1,382.9

Discontinued operations (Note 4):
Earnings (loss) from discontinued operations before income taxes	—		(17.0)		453.5
Benefit (provision) for income taxes	—		33.2		(175.9)

Net earnings from discontinued operations	—		16.2		277.6

Net earnings (loss)	$(11,673.4)		$1,247.0		$1,660.5

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$(17.43)		$1.72		$1.81
Net earnings from discontinued operations	$—		$.02		$.36
Net earnings (loss)	$(17.43)		$1.75		$2.17
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$(17.43)		$1.70		$1.79
Net earnings from discontinued operations	$—		$.02		$.36
Net earnings (loss)	$(17.43)		$1.73		$2.15
Weighted average number of common shares outstanding:
Basic	669.8		713.8		765.2
Diluted	669.8		721.9		771.8
Dividends per common share	$1.06	$	..94	$	..74

See notes to consolidated financial statements.

 CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$419.5	$1,346.9
Receivables, less allowances of $143.9 (2008) and $141.3 (2007)	2,749.9	2,678.0
Programming and other inventory (Note 6)	1,027.3	971.9
Deferred income tax assets, net (Note 12)	318.7	273.7
Prepaid expenses	181.1	177.6
Other current assets	488.2	573.7
Current assets of discontinued operations (Note 4)	8.1	9.1

Total current assets	5,192.8	6,030.9

Property and Equipment:
Land	337.1	334.6
Buildings	702.3	647.7
Capital leases	196.8	215.7
Advertising structures	1,885.5	1,808.9
Equipment and other	1,777.8	1,676.5

	4,899.5	4,683.4
Less accumulated depreciation and amortization	1,891.2	1,761.9

Net property and equipment	3,008.3	2,921.5

Programming and other inventory (Note 6)	1,578.1	1,548.5
Goodwill (Note 3)	8,647.8	18,452.0
Intangible assets (Note 3)	7,104.2	10,081.3
Other assets	1,260.9	1,297.4
Assets of discontinued operations (Note 4)	97.2	98.6

Total Assets	$26,889.3	$40,430.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$462.8	$352.3
Accrued expenses	791.7	755.2
Accrued compensation	370.7	401.5
Participants' share and royalties payable	962.3	612.5
Program rights	840.1	1,009.7
Deferred revenue	392.0	378.8
Income taxes payable	42.9	39.6
Current portion of long-term debt (Note 9)	21.3	19.1
Other current liabilities	899.8	818.8
Current liabilities of discontinued operations (Note 4)	17.3	17.1

Total current liabilities	4,800.9	4,404.6

Long-term debt (Note 9)	6,974.8	7,068.6
Pension and postretirement benefit obligations (Note 13)	2,273.7	1,695.9
Deferred income tax liabilities, net (Note 12)	345.1	1,947.2
Other liabilities	3,617.3	3,535.7
Liabilities of discontinued operations (Note 4)	280.2	305.8
Commitments and contingencies (Note 14)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 57.7 (2008) 59.5 (2007) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 733.5 (2008) 727.1 (2007) shares issued	.7	.7
Additional paid-in capital	43,495.0	44,089.6
Accumulated deficit	(30,598.2)	(18,924.8)
Accumulated other comprehensive income (loss) (Note 1)	(606.9)	10.1

	12,290.7	25,175.7
Less treasury stock, at cost; 120.4 (2008) and 114.7 (2007) Class B Shares	3,693.4	3,703.3

Total Stockholders' Equity	8,597.3	21,472.4

Total Liabilities and Stockholders' Equity	$26,889.3	$40,430.2

See notes to consolidated financial statements.

 CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006

Operating Activities:
Net earnings (loss)	$(11,673.4)	$1,247.0	$1,660.5
Less: Net earnings from discontinued operations	—	16.2	277.6

Net earnings (loss) from continuing operations	(11,673.4)	1,230.8	1,382.9
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	531.6	455.7	439.5
Impairment charges	14,181.4	—	65.2
Deferred income tax (benefit) provision	(1,221.7)	232.3	316.5
Write-down of investments	71.1	24.8	6.2
(Gain) loss on early extinguishment of debt	(8.4)	—	6.0
Net gain on dispositions	(133.3)	(12.9)	(34.7)
Stock-based compensation	137.9	106.6	64.3
Equity in loss of investee companies, net of tax and distributions	23.4	88.4	106.5
Amortization of deferred financing costs	4.9	5.0	5.4
Change in operating assets and liabilities:
(Increase) decrease in receivables	(126.8)	282.9	(215.0)
Decrease (increase) in inventory and related program and participation liabilities, net	243.9	(75.0)	151.8
Decrease (increase) in other assets	67.5	(19.4)	136.4
Decrease in accounts payable and accrued expenses	(142.4)	(278.9)	(176.6)
Increase (decrease) in income taxes	55.6	44.8	(247.9)
Increase (decrease) in deferred revenue	49.2	99.3	(4.0)
Other, net	86.0	(4.0)	—

Net cash flow provided by operating activities from continuing operations	2,146.5	2,180.4	2,002.5

Net cash flow provided by (used for) operating activities from discontinued operations (Note 4)	—	4.8	(114.1)

Net cash flow provided by operating activities	2,146.5	2,185.2	1,888.4

Investing Activities:
Acquisitions, net of cash acquired	(2,035.3)	(410.0)	(97.9)
Capital expenditures	(474.1)	(469.1)	(394.1)
Investments in and advances to investee companies	(40.2)	(42.3)	(110.0)
Proceeds from dispositions	198.2	562.2	1,384.6
Proceeds from sales of investments	212.7	49.0	2.5
Net (payments to) receipts from Viacom Inc. related to the Separation	(7.7)	172.5	65.6
Other, net	(7.7)	2.6	(1.2)

Net cash flow (used for) provided by investing activities from continuing operations	(2,154.1)	(135.1)	849.5

Net cash flow used for investing activities from discontinued operations (Note 4)	—	—	(34.5)

Net cash flow (used for) provided by investing activities	(2,154.1)	(135.1)	815.0

Financing Activities:
(Repayments to) borrowings from banks, net	(5.3)	1.7	(4.8)
Repayment of notes	(183.2)	(660.0)	(832.0)
Proceeds from issuance of notes	—	678.0	—
Payment of capital lease obligations	(17.2)	(16.8)	(14.7)
Dividends	(705.4)	(640.3)	(519.1)
Purchase of Company common stock	(46.4)	(3,351.3)	(6.2)
Proceeds from exercise of stock options	31.2	201.7	91.1
Excess tax benefit from stock-based compensation	6.5	8.9	1.6
Other, net	—	.3	—

Net cash flow used for financing activities	(919.8)	(3,777.8)	(1,284.1)

Net (decrease) increase in cash and cash equivalents	(927.4)	(1,727.7)	1,419.3
Cash and cash equivalents at beginning of year	1,346.9	3,074.6	1,655.3

Cash and cash equivalents at end of year	$419.5	$1,346.9	$3,074.6

See notes to consolidated financial statements.

 CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Year Ended December 31,
	2008		2007		2006

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	59.5	$.1	61.5	$.1	65.7	$.1
Conversion of A shares into B shares	(1.8)	—	(2.0)	—	(4.2)	—

Balance, end of year	57.7	.1	59.5	.1	61.5	.1

Class B Common Stock:
Balance, beginning of year	727.1	.7	715.5	.7	695.0	.7
Exercise of stock options	1.4	—	8.8	—	5.7	—
Conversion of A shares into B shares	1.8	—	2.0	—	4.2	—
Retirement of Treasury Stock	(2.1)	—	(.5)	—	(.2)	—
Issuance of stock for RSU and restricted share vests	5.3	—	1.3	—	.6	—
Issuance of stock for CSTV acquisition	—	—	—	—	10.2	—

Balance, end of year	733.5	.7	727.1	.7	715.5	.7

Additional Paid-In Capital:
Balance, beginning of year		44,089.6		44,259.3		44,304.4
Exercise of stock options		29.0		203.8		91.1
Stock-based compensation		139.1		105.2		64.3
Tax benefits related to employee stock-based transactions		24.4		31.5		26.8
Retirement of Treasury Stock		(46.4)		(16.3)		(11.5)
Dividends		(725.9)		(667.1)		(573.2)
Spin-off of Viacom Inc.		(16.7)		173.2		84.7
Issuance of stock options for CNET acquisition		1.9		—		—
CSTV acquisition		—		—		272.7

Balance, end of year		43,495.0		44,089.6		44,259.3

Accumulated Deficit:
Balance, beginning of year		(18,924.8)		(20,175.9)		(21,836.4)
Net earnings (loss)		(11,673.4)		1,247.0		1,660.5
Adoption of FIN 48		—		4.1		—

Balance, end of year		(30,598.2)		(18,924.8)		(20,175.9)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		10.1		(246.3)		(397.5)
Other comprehensive income (loss)		(617.0)		256.4		202.3
Adoption of SFAS 158		—		—		(51.1)

Balance, end of year		(606.9)		10.1		(246.3)

Treasury Stock, at cost:
Balance, beginning of year	114.7	(3,703.3)	8.6	(315.4)	9.0	(334.3)
Class A Common Stock purchased	—	—	—	(.8)	—	—
Class B Common Stock purchased	8.1	(46.4)	106.9	(3,414.5)	.2	(6.2)
Issuance of stock for deferred compensation	(.3)	9.9	(.3)	11.1	(.4)	13.6
Retirement of Treasury Stock	(2.1)	46.4	(.5)	16.3	(.2)	11.5

Balance, end of year	120.4	(3,693.4)	114.7	(3,703.3)	8.6	(315.4)

Total Stockholders' Equity		$8,597.3		$21,472.4		$23,522.5

See notes to consolidated financial statements.

 CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2008	2007	2006

Net Earnings (Loss)	$(11,673.4)	$1,247.0	$1,660.5

Other Comprehensive Income (Loss) from continuing operations, net of tax:
Cumulative translation adjustments	(216.3)	154.0	127.2
Net actuarial (loss) gain and prior service costs (Note 13)	(397.3)	102.7	—
Minimum pension liability adjustment	—	—	92.7
Unrealized (loss) gain on securities	(23.5)	(14.7)	1.2
Reclassification adjustment for net realized loss on securities	20.1	14.2	.5
Change in fair value of cash flow hedges	—	.2	(.2)

Total Other Comprehensive Income (Loss) from continuing operations, net of tax	(617.0)	256.4	221.4
Other Comprehensive Loss from discontinuedoperations, net of tax	—	—	(19.1)

Total Other Comprehensive Income (Loss), net of tax	(617.0)	256.4	202.3

Total Comprehensive Income (Loss)	$(12,290.4)	$1,503.4	$1,862.8

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television, comprised of the CBS Television Network, television stations, its television production and syndication operations and CBS College Sports Network; and Showtime Networks), Radio (CBS Radio), Outdoor (CBS Outdoor), Interactive (CBS Interactive, comprised of Internet brands including CNET, CBS.com, CBSSports.com, TV.com, BNET and Last.fm) and Publishing (Simon & Schuster).

        On June 30, 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET"). (See Note 2.) CNET has been included in the Company's results since its acquisition. In connection with the acquisition, the Company has combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create a separate Interactive segment. Prior period results have been reclassified to conform to this presentation.

        During 2006, the Company sold Paramount Parks and as a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements.

        Principles of Consolidation—The consolidated financial statements include the accounts of CBS Corp. and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights. The Company applies the guidelines set forth in Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R") in assessing its interests in variable interest entities to decide whether to consolidate that entity. Investments over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, are accounted for under the equity method. Investments of 20% or less, over which the Company has no significant influence, are accounted for under the cost method if the fair value is not readily determinable, and are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") if the fair value is readily determinable. All significant intercompany transactions have been eliminated.

        Reclassifications—Certain amounts reported for prior years have been reclassified to conform to the current year's presentation.

        Use of Estimates—The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and short-term (maturities of three months or less at the date of purchase) highly liquid investments, including money market funds, commercial paper and bank time deposits.

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

        Depreciation expense, including capitalized lease amortization, was $413.0 million (2008), $359.5 million (2007) and $340.6 million (2006). Amortization expense related to capital leases was $17.6 million (2008), $17.2 million (2007) and $16.3 million (2006). Accumulated amortization of capital leases was $80.3 million at December 31, 2008 and $110.6 million at December 31, 2007.

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

        Impairment of Investments—Investments are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred. These factors include the length of

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

the time and the extent to which the estimated fair value or market value has been below carrying value, the financial condition and near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

        Goodwill and Intangible Assets—In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company's intangible assets are considered to have finite or indefinite lives and are allocated to various reporting units, which are generally one level below the Company's operating segments. Intangible assets with finite lives, which primarily consist of leasehold and franchise agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 3 to 40 years. Intangible assets with indefinite lives, which consist primarily of FCC licenses, certain trade names and goodwill, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge.

        Other Liabilities—Other liabilities consist primarily of the non-current portion of residual liabilities of previously disposed businesses, program rights, participants' share and royalties payable, deferred compensation and other employee benefit accruals.

        Discontinued Operations—The consolidated financial statements of the Company presents Paramount Parks as a discontinued operation in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

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

        Subscriber fees for cable networks are recognized in the period the service is provided. Costs for advertising and marketing services provided by cable, satellite and other distributors are recorded in

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

selling, general and administrative ("SG&A") expenses in accordance with the guidance in Emerging Issues Task Force ("EITF") No 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

        Publishing revenues are recognized when merchandise is shipped.

        Deferred revenue primarily consists of advanced billings to licensees under television licensing arrangements and revenues related to television advertising arrangements for which the revenue has not yet been earned. The amounts classified as current are expected to be earned within the next twelve months.

        Sales of Multiple Products or Services—The Company follows EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" for recognition of revenues derived from a single contract that contains multiple products or services.

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $344.5 million (2008), $348.1 million (2007) and $369.5 million (2006).

        Sales Returns and Allowances—The Company records a provision for sales returns and allowances at the time of sale based upon historical trends which allow for a percentage of revenue recognized.

        Interest—Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of its related debt. The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements would be accrued as interest rates change and recognized over the life of the agreements as an adjustment to interest expense.

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

        Provision for Doubtful Accounts—The provision for doubtful accounts charged to expense was $40.3 million (2008), $29.4 million (2007) and $39.9 million (2006).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the year ended December 31, 2008, options to purchase 36.5 million shares of Class B Common Stock and 14.2 million RSUs, PSUs and restricted shares were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss. For the years ended December 31, 2007 and 2006, respectively, options to purchase 22.7 million and 33.5 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2008	2007	2006

(in millions)
Weighted average shares for basic EPS	669.8	713.8	765.2
Dilutive effect of shares issuable under stock-based compensation plans	—	8.1	6.6

Weighted average shares for diluted EPS	669.8	721.9	771.8

        Comprehensive Income (Loss)—As of December 31, 2008, the components of accumulated other comprehensive income (loss) are net of the following tax benefits: $598.3 million for net actuarial gain (loss) and prior service costs related to pension and other postretirement benefits plans and $.9 million for unrealized gain (loss) on securities.

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Costs		Minimum Pension Liability Adjustment	Change in Fair Value of Cash Flow Hedges	Unrealized Gain (Loss) on Securities	Other Comprehensive Income (Loss) from Discontinued Operations	Accumulated Other Comprehensive Income (Loss)

At December 31, 2005	$235.9	$—		$(653.5)	$—	$1.0	$19.1	$(397.5)
2006 Activity	127.2	—		92.7	(.2)	1.7	(19.1)	202.3
Adoption of SFAS 158	—	(611.9)		560.8	—	—	—	(51.1)

At December 31, 2006	363.1	(611.9)		—	(.2)	2.7	—	(246.3)
2007 Activity	154.0	102.7		—	.2	(.5)	—	256.4

At December 31, 2007	517.1	(509.2)		—	—	2.2	—	10.1
2008 Activity	(216.3)	(397.3	) (a)	—	—	(3.4)	—	(617.0)

At December 31, 2008	$300.8	$(906.5)		$—	$—	$(1.2)	$—	$(606.9)

(a)
Primarily reflects actuarial losses resulting from pension plan asset performance. (See Note 13.)

        Stock-based Compensation—In accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

        The following table summarizes the Company's stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006:

Year Ended December 31,	2008	2007	2006

RSUs, PSUs and restricted shares	$121.4	$96.6	$47.4
Stock options and equivalents	16.5	10.0	16.9

Stock-based compensation expense, before income taxes	137.9	106.6	64.3
Tax benefit	(55.2)	(42.2)	(25.4)

Stock-based compensation expense, net of tax	$82.7	$64.4	$38.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Company Common Stock Held by Subsidiaries—In connection with a restructuring of the Company's international subsidiaries in 2007, certain wholly owned subsidiaries hold 179.3 million shares of CBS Corp. Class B Common Stock, of which 47.3 million shares were repurchased through an accelerated share repurchase transaction and 132.0 million shares were issued by the Company to wholly owned subsidiaries. The 47.3 million repurchased shares are reflected as treasury shares and the 132.0 million shares are eliminated in consolidation.

        Adoption of New Accounting Standards—Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company's consolidated financial statements. (See Note 15.)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any effect on the Company's consolidated financial statements as the Company did not elect any eligible items for fair value measurement.

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements. (See Note 12.)

        Effective December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of each defined benefit pension plan and other postretirement benefit plan as an asset or a liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in stockholders' equity. The incremental effect of the adoption was a decrease of $51.1 million to stockholders' equity at December 31, 2006.

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

2) ACQUISITIONS AND DISPOSITIONS

Acquisitions

        On June 30, 2008, the Company completed the acquisition of all of the outstanding shares of CNET common stock for $11.50 per share, for a total of $1.8 billion. The results of CNET have been included in the Interactive segment since its acquisition. The excess purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired of $1.29 billion was allocated to goodwill. The goodwill from the CNET acquisition primarily represents the Company's expectation of future growth for its interactive businesses. By combining CNET with its existing Internet brands and leveraging CBS Corp.'s existing relationships, the Company is better positioned to be competitive in the interactive marketplace. The Company intends to grow its interactive businesses by, among other factors, introducing its existing advertising relationships to the CNET businesses; bringing its entertainment, sports and news content to the Internet utilizing CNET's significant Internet presence; and eliminating duplicate efforts thereby realizing meaningful cost savings.

        On April 23, 2008, the Company acquired International Outdoor Advertising Group ("IOA"), the leading out-of-home advertising company in South America, for $110.8 million. IOA has been included as part of the Outdoor segment since the date of acquisition.

        On October 5, 2007, the Company acquired SignStorey, Inc., a distributor of video programming and advertising content to retail stores, for $71.5 million. SignStorey, Inc. has been renamed CBS Outernet and has been included as part of the Outdoor segment since the date of acquisition.

        On May 30, 2007, the Company acquired Last.fm, a global, community-based, music discovery website, for approximately $280 million. Last.fm has been included as part of the Interactive segment since the date of acquisition.

        On January 5, 2006, the Company acquired CSTV Networks for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. CSTV Networks has been renamed CBS College Sports Network and its television and interactive operations have been included as part of the Television and Interactive segments, respectively, since the date of acquisition.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Dispositions

        On December 22, 2008, the Company signed an agreement with Wilks Broadcasting to sell three of its radio stations in Denver for $19.5 million. In addition, on December 15, 2008, the Company announced that it entered into an agreement with Clear Channel Communications, Inc. to swap five of the Company's mid-size market radio stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston, a top 10 radio market. These transactions are subject to customary closing conditions. During 2008, the Company recorded a pre-tax non-cash impairment charge of $62.0 million to reduce the carrying value of intangible assets and the allocated goodwill in connection with these sales.

        During June 2008, the Company sold its 37% investment in Sundance Channel for $170.0 million resulting in a pre-tax gain of $129.8 million included in "Other Items, net" in the Consolidated Statements of Operations for the year ended December 31, 2008.

        On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185.0 million. In connection with the agreement to sell these stations, a pre-tax impairment charge of $65.2 million was recorded in the consolidated financial statements for the year ended December 31, 2006 to reduce the carrying value of the allocated goodwill.

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

        On June 30, 2006, the Company completed the sale of Paramount Parks to Cedar Fair, L.P. for $1.24 billion. (See Note 4.)

3) GOODWILL AND INTANGIBLE ASSETS

        SFAS 142 requires the Company to perform a fair value-based impairment test of goodwill and other intangible assets with indefinite lives annually and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its book value. During the third quarter of 2008, the Company performed an interim impairment test as a result of its assessment of factors including the continuation of adverse market conditions, which affected the Company's market value and trading multiples for entities within the Company's industry, as well as the continued economic slowdown which adversely affected the Company's advertising revenues, primarily at the Company's local businesses. The first step of the goodwill impairment test examined whether the book value of each of the Company's reporting units, which are generally one level below the operating segment level, exceeded its fair value. If the book value of the reporting unit exceeded its fair value, the second step of the test required the Company to then compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill.

        The estimated fair value of each reporting unit was computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. For the impairment test of intangible assets with indefinite lives, the fair value of the intangible asset was compared with its book value. The estimated fair value of intangible assets was computed using the Discounted Cash Flow Method.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        As a result of this interim impairment test, the Company recorded a non-cash impairment charge of $14.12 billion during the third quarter of 2008 to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Television segment of $5.81 billion, the Radio segment of $2.33 billion and the Outdoor segment of $2.85 billion as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Television segment of $2.13 billion and the Radio segment of $984.6 million, and franchise agreements at the Outdoor segment of $8.2 million.

        Also in 2008, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax impairment charge of $62.0 million to reduce the carrying value of intangible assets by $30.4 million and the allocated goodwill by $31.6 million. In 2006, in connection with the sale of seven of its owned television stations, the Company recorded a pre-tax impairment charge of $65.2 million to reduce the carrying value of the allocated goodwill. (See Note 2.)

        The Company also performed its annual SFAS 142 impairment test during the fourth quarter of 2008. The assumptions underlying the Company's Discounted Cash Flow model for all of its reporting units were revised to reflect further slowdown of worldwide economic conditions. The Company also evaluated the reasonableness of its estimated fair values of the individual reporting units as compared to the Company's overall market capitalization during the fourth quarter. The Company's market capitalization during that period was below the aggregate fair value of its reporting units. The Company believes the substantial decrease in its traded market value during the fourth quarter of 2008 was largely due to factors which did not impact the fair value of its reporting units to the same extent. These factors included liquidity and credit concerns in the overall market and the market's perceived risk in advertising-based businesses during an economic slowdown. The Company believes the aggregate fair value of its reporting units computed based on the Discounted Cash Flow Method and Market Comparable Method represents the best estimate of its future performance and therefore, is a more accurate fair value of the Company.

        The fourth quarter 2008 annual SFAS 142 impairment test did not result in any additional 2008 impairment charges. However, due to the uncertainty of future economic conditions and their impact on the Company's financial performance, further downward revisions to the estimated fair values of certain reporting units or intangible assets could result in a future impairment charge.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2008 and 2007, the changes in the book value of goodwill by segment were as follows:

						Balance at December 31, 2008
	Balance at December 31, 2007
		Acquisitions	Dispositions	Impairment	Other (a)

Television	$8,877.1	$—	$(35.2)	$(5,808.5)	$(32.5)	$3,000.9
Radio	4,334.4	—	—	(2,365.7)	(39.5)	1,929.2
Outdoor	4,753.4	119.3	—	(2,847.0)	(92.0)	1,933.7
Interactive	70.6	1,297.2	—	—	.3	1,368.1
Publishing	416.5	—	—	—	(.6)	415.9

Total	$18,452.0	$1,416.5	$(35.2)	$(11,021.2)	$(164.3)	$8,647.8

	Balance at December 31, 2006				Balance at December 31, 2007
		Acquisitions	Dispositions	Other (a)

Television	$8,716.2	$300.9	$(36.1)	$(103.9)	$8,877.1
Radio	5,088.6	—	(255.0)	(499.2)	4,334.4
Outdoor	4,563.9	61.3	—	128.2	4,753.4
Interactive	36.7	38.2	—	(4.3)	70.6
Publishing	416.1	—	—	.4	416.5

Total	$18,821.5	$400.4	$(291.1)	$(478.8)	$18,452.0

(a)
Primarily includes purchase price adjustments for acquisitions, primarily tax-related, and foreign currency translation adjustments.

        At December 31, 2008 and December 31, 2007, the Company had $7.10 billion and $10.08 billion of intangible assets, respectively. Amortization expense relating to intangible assets was $118.6 million (2008), $96.2 million (2007) and $98.9 million (2006).

        The Company's intangible assets were as follows:

At December 31, 2008	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$866.5	$(448.3)	$418.2
Franchise agreements	504.3	(233.9)	270.4
Other intangible assets	461.8	(192.3)	269.5

Total intangible assets subject to amortization	1,832.6	(874.5)	958.1
FCC licenses	5,977.3	—	5,977.3
Trade names	168.8	—	168.8

Total intangible assets	$7,978.7	$(874.5)	$7,104.2

At December 31, 2007	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$854.9	$(426.1)	$428.8
Franchise agreements	516.8	(216.0)	300.8
Other intangible assets	278.4	(151.2)	127.2

Total intangible assets subject to amortization	1,650.1	(793.3)	856.8
FCC licenses	9,224.5	—	9,224.5

Total intangible assets	$10,874.6	$(793.3)	$10,081.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years 2009 through 2013, to be as follows:

	2009	2010	2011	2012	2013

Amortization expense	$131.6	$126.2	$113.9	$92.8	$82.2

4) DISCONTINUED OPERATIONS

        During 2006, Paramount Parks was sold to Cedar Fair, L.P. for $1.24 billion and as a result, Paramount Parks has been presented as a discontinued operation in the consolidated financial statements.

        For the year ended December 31, 2007, net earnings from discontinued operations of $16.2 million principally reflected adjustments to the gain on the sale of Paramount Parks. For the year ended December 31, 2006, net earnings from discontinued operations of $277.6 million primarily reflected the operating results and the gain on the sale of Paramount Parks.

        The following table sets forth the details of CBS Corp.'s net earnings from discontinued operations for the year ended December 31, 2006.

Year Ended December 31,	2006

Revenues from discontinued operations	$158.9

Loss from discontinued operations	$(1.3)
Gain on the sale of Paramount Parks	454.8

Earnings from discontinued operations before income taxes	453.5
Provision for income taxes	(175.9)

Net earnings from discontinued operations	$277.6

        Assets and liabilities of discontinued operations included on the Consolidated Balance Sheets primarily consist of aircraft leases that are generally expected to liquidate in accordance with contractual terms.

5) RESTRUCTURING CHARGES

        During 2008, as a result of weakened economic conditions, the Company reduced its cost structure across all of its segments. Accordingly, the Company recorded restructuring charges of $136.7 million, which are expected to reduce the Company's annual cost structure by approximately $220 million. The charges reflect $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. During the year ended December 31, 2008, the Company paid $44.5 million of the severance costs and $1.5 million of the contract termination and other associated costs. The following table sets forth the 2008 activity for these restructuring charges by segment.

	2008 Charges	2008 Payments	Balance at December 31, 2008

Television	$60.5	$(24.6)	$35.9
Radio	53.9	(15.0)	38.9
Outdoor	13.2	(5.4)	7.8
Interactive	3.4	(.7)	2.7
Publishing	4.2	(.3)	3.9
Corporate	1.5	—	1.5

Total	$136.7	$(46.0)	$90.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. As of December 31, 2008 the Company had settled substantially all of these liabilities.

6) PROGRAMMING AND OTHER INVENTORY

At December 31,	2008	2007

Program rights	$1,915.7	$1,675.8
Television programming:
Released (including acquired libraries)	551.4	717.4
In process and other	53.6	31.2
Publishing, primarily finished goods	83.7	95.0
Other	1.0	1.0

Total programming and other inventory	2,605.4	2,520.4
Less current portion	1,027.3	971.9

Total noncurrent programming and other inventory	$1,578.1	$1,548.5

7) RELATED PARTIES

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At December 31, 2008, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 10% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

        Viacom Inc.    For purposes of governing certain ongoing relationships between CBS Corp. and Viacom Inc. after the Separation, the Company and Viacom Inc. entered into various agreements including a separation agreement (the "Separation Agreement"), tax matters agreement and transition services agreement.

        In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.40 billion in December 2005, subject to adjustment. During 2007 and 2006, Viacom Inc. paid to the Company net adjustments to the special dividend of $170 million and $172 million, respectively, resulting in an aggregate adjustment to the special dividend of $342 million.

        During July 2007, the Company purchased 869,145 shares of CBS Corp. Class A and Class B Common Stock from the Viacom Inc. 401(k) Plan for $29.8 million and Viacom Inc. purchased 2,823,178 shares of Viacom Inc. class A and class B common stock from the 401(k) plans sponsored by the Company for $120.0 million.

        CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Corp.'s total revenues from these transactions were $448.8 million, $292.0 million and $222.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the United States through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the United States after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $93.4 million, $172.4 million and $198.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

At December 31,	2008	2007

Amounts due from Viacom Inc.
Receivables	$182.5	$114.8
Other assets (Receivables, noncurrent)	249.8	207.3

Total amounts due from Viacom Inc.	$432.3	$322.1

Amounts due to Viacom Inc.
Accounts payable	$6.5	$4.7
Program rights	48.2	74.3
Other liabilities (Program rights, noncurrent)	26.5	24.3

Total amounts due to Viacom Inc.	$81.2	$103.3

        Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $64.9 million and $107.0 million for the years ended December 31, 2008 and 2007, respectively.

        The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

8) INVESTMENTS

        The Company accounts for its investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include but are not limited to the Company's interest in The CW (50% owned).

        At December 31, 2008 and 2007, respectively, the Company had $77.0 million and $147.8 million of equity investments that are included in "Other assets" on the Consolidated Balance Sheets. During June 2008, the Company sold its 37% investment in Sundance Channel for $170.0 million resulting in a pre-tax gain of $129.8 million included in "Other items, net" in the Consolidated Statement of Operations for the year ended December 31, 2008. During 2007, the Company recorded an after-tax non-cash charge of $62.9 million in "Equity in loss of investee companies, net of tax" in the Consolidated Statement of Operations to reflect other-than-temporary declines in the market value of the Company's investments, principally Westwood One.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2008 and 2007, respectively, the Company had $21.6 million and $42.9 million of cost investments that are included in "Other assets" on the Consolidated Balance Sheets. In 2008 and 2007, the Company recorded pre-tax non-cash charges of $68.1 million and $24.8 million, respectively, in "Other items, net" in the Consolidated Statements of Operations to reflect other-than-temporary declines in the market value of the Company's cost investments.

        Investments of 20% or less, over which the Company has no significant influence, that have a readily determinable fair value are accounted for under SFAS 115. At December 31, 2008 and 2007, the aggregate market value of the Company's available for sale investments was $8.7 million and $15.0 million, respectively. The market value of each individual investment was not below its carrying value on the Consolidated Balance Sheets. At December 31, 2008 and 2007, the mark-to-market adjustments in fair value for the available for sale investments which were recorded in accumulated other comprehensive income (loss) were $(2.1) million ($(1.2) million, net of tax) and $3.6 million ($2.2 million, net of tax), respectively.

9) BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2008	2007

Notes payable to banks	$4.3	$5.3
7.70% Senior Notes due 2010	1,397.8	1,592.6
6.625% Senior Notes due 2011	948.4	947.7
8.625% Debentures due 2012	249.2	249.1
5.625% Senior Notes due 2012	590.2	599.6
8.875% Notes due 2014	98.6	98.6
7.625% Senior Debentures due 2016	199.5	199.4
4.625% Senior Notes due 2018	337.0	294.7
7.875% Debentures due 2023	224.1	224.1
7.125% Senior Notes due 2023 (b)	52.2	52.2
7.875% Senior Debentures due 2030	1,275.7	1,276.9
5.50% Senior Debentures due 2033	447.1	447.0
7.25% Senior Notes due 2051	335.0	335.0
6.750% Senior Notes due 2056	749.5	698.8
Other notes	.2	.8
Obligations under capital leases	120.8	108.9

Total debt (c)	7,029.6	7,130.7
Less discontinued operations debt (d) (Note 4)	33.5	43.0

Total debt of continuing operations	6,996.1	7,087.7
Less current portion	21.3	19.1

Total long-term debt of continuing operations, net of current portion	$6,974.8	$7,068.6

(a)	Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.
(b)	Issue of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., which is not guaranteed.
(c)
At December 31, 2008 and December 31, 2007, the senior debt balances included (i) a net unamortized premium of $23.3 million and $26.2 million, respectively, and (ii) the net change in the carrying value of the debt relating to fair value hedges of $88.0 million and $(5.0) million, respectively. The face value of the Company's total debt was $6.92 billion at December 31, 2008 and $7.11 billion at December 31, 2007.
(d)	Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets. During 2008 the Company repurchased $9.5 million of its 5.625% senior notes due 2012.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        In December 2008, prior to maturity, the Company settled all of its $1.0 billion notional amount of interest rate swaps outstanding and received $88.4 million in cash. The increase in the carrying value of the debt attributable to the risk hedged by these interest rate swaps is being amortized as a reduction to interest expense over the term of the debt.

        For the years ended December 31, 2008 and 2007, the following debt issuances, repurchases and maturities occurred:

Debt Issuances

        March 27, 2007, $700.0 million, 6.75% senior notes due 2056

Debt Repurchases

        During 2008, the Company repurchased $191.8 million of its 7.70% senior notes due 2010, resulting in a pre-tax gain on early extinguishment of debt of $8.4 million.

Debt Maturities

        May 1, 2007, $700.0 million, 5.625% senior notes

        At December 31, 2008, the Company's scheduled maturities of long-term debt at face value, including discontinued operations debt and excluding capital leases were as follows:

	2009	2010	2011	2012	2013	2014 and Thereafter

Long-term debt	$.6	$1,394.4	$950.1	$840.2	$.1	$3,612.1

Credit Facility

        At December 31, 2008, the Company had a $3.0 billion revolving credit facility which expires December 2010 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a minimum Interest Coverage Ratio, as defined by the credit agreement, of 3.0x for the trailing four quarters. As of December 31, 2008, the Company's Interest Coverage Ratio was 5.7x.

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2008, the Company had no commercial paper borrowings under its $3.0 billion commercial paper program. At December 31, 2008, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.80 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Accounts Receivable Securitization Program

        At both December 31, 2008 and 2007, the Company had $550.0 million outstanding under its revolving accounts receivable securitization program. The program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of December 31, 2008, the Company was in compliance with the required ratios under the receivable securitization program.

        During the years ended December 31, 2008 and 2007, proceeds from collections of securitized accounts receivables of $2.77 billion and $2.80 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $15.4 million and $32.0 million for the years ended December 31, 2008 and 2007, respectively.

10) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At December 31, 2008 and 2007, the carrying value of the senior debt was $6.90 billion and $7.02 billion, respectively, and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $5.47 billion and $7.21 billion, respectively.

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

        Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. The changes in fair value of the non-designated contracts are included in current period earnings as part of "Other items, net" in the Consoldiated Statements of Operations.

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company had entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. At December 31, 2007, the Company was a party to $1.0 billion notional amount of interest rate swaps which were accounted for as fair value hedges. In December 2008, prior to maturity, the Company settled all of its $1.0 billion notional amount of interest rate swaps outstanding and received $88.4 million in cash.

        At December 31, 2008 and 2007, the notional amount of all foreign exchange contracts was $95.2 million and $100.3 million, respectively, which represents hedges of underlying foreign currency balances and expected foreign currency cash flows.

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

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2008 or 2007, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

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

        Purchase of Company Stock—In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 accelerated share repurchase ("ASR") transaction. During 2007, the Company repurchased 106.9 million shares of CBS Corp. Common Stock for $3.42 billion, including $64.0 million of non-cash purchases related to a television station exchange (See Note 2), primarily through two ASR transactions.

        Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2008, 2007, and 2006, resulting in total dividends of $725.9 million, $667.1 million and $573.2 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

        Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were 1.8 million, 2.0 million and 4.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Equity Incentive Plans—The Company has equity incentive plans (the "Plans") under which stock options, stock option equivalents, restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares were issued.

        The purpose of the Plans is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, phantom shares, dividend equivalents, performance awards and other equity-related awards. The Company has reserved a total of 47,763,454 shares of CBS Corp. Class B Common Stock for future exercise of stock options, and vesting of RSUs and PSUs outstanding as of December 31, 2008. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization.

        Shares available for future grant under the Plans were as follows:

At December 31, 2008	36,100,482
At December 31, 2007	46,534,305
At December 31, 2006	56,468,517

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

        The Company also grants awards of PSUs which vest based on the achievement of market performance targets. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return ("TSR") for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on a one-year measurement period or the achievement of established operating performance goals. The fair value of the PSUs is determined using a Monte Carlo Simulation model. This model generates simulated TSR of CBS Corp. Class B Common Stock versus each of the companies in the S&P 500 Index through the end of the relevant measurement period. Compensation expense for PSUs is expensed over a three- to four-year service period.

        Total unrecognized compensation cost related to non-vested RSUs, PSUs and restricted shares at December 31, 2008 was $167.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.

        The following table summarizes the Company's RSU, target PSU and restricted share activity.

	RSUs, PSUs and Restricted Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2005	1,839,290	$29.30

Granted	5,004,052	25.62
Voluntary Exchange Offer	7,167,263	26.64
Vested	(568,842)	26.88
Forfeited	(781,995)	26.92

Non-vested at December 31, 2006	12,659,768	26.59

Granted	4,500,695	31.21
Vested	(1,324,809)	26.63
Forfeited	(1,042,191)	28.34

Non-vested at December 31, 2007	14,793,463	27.87

Granted	6,198,239	22.42
Vested	(5,258,491)	27.40
Forfeited	(1,516,754)	26.79

Non-vested at December 31, 2008	14,216,457	$25.79

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

        The weighted-average fair value of stock options as of the grant date was $3.12, $5.65 and $5.95 in 2008, 2007 and 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006

Expected dividend yield	5.62%	3.23%	2.67%
Expected stock price volatility	28.97%	23.38%	23.19%
Risk-free interest rate	3.06%	4.19%	4.89%
Expected life of options (years)	4.99	4.97	5.57

        During 2008, the expected stock price volatility was determined using an average of historical volatility and implied volatility of publicly traded options to purchase CBS Corp. Class B Common Stock. Given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year.

        The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yields for 2008, 2007 and 2006 are based on the then current annual dividend rate.

        Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at December 31, 2008 was $43.7 million, which is expected to be expensed over a weighted average period of 2.8 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes the Company's stock option activity under the Plans.

	Stock Options	Weighted-Average Exercise Price

Outstanding at December 31, 2005	130,129,978	$32.29

Granted	2,272,940	26.06
Exercised	(5,766,187)	15.80
Canceled	(14,850,049)	36.36
Voluntary Exchange Offer	(63,699,168)	34.05

Outstanding at December 31, 2006	48,087,514	30.39

Granted	6,984,964	29.30
Exercised	(8,836,790)	23.06
Canceled	(8,396,805)	34.91

Outstanding at December 31, 2007	37,838,883	30.90

Granted	6,056,664	19.43
CNET stock options assumed	1,448,105	26.71
Exercised	(1,365,443)	21.25
Canceled	(7,457,288)	28.53

Outstanding at December 31, 2008	36,520,921	$29.67

        Stock options exercisable at year end were as follows:

December 31, 2008	24,342,310
December 31, 2007	26,837,850
December 31, 2006	40,422,544

        The following table summarizes other information relating to stock option exercises during the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31,	2008	2007	2006

Cash received from stock option exercises	$31.2	$201.7	$91.1
Tax benefit of stock option exercises	$1.4	$30.5	$26.8
Intrinsic value	$3.4	$79.5	$68.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2008.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$10 to 19.99	3,612,281	7.58	$16.69	175	$19.68
$20 to 29.99	17,321,089	5.02	$27.00	10,183,041	$27.09
$30 to 39.99	11,330,566	3.99	$32.52	9,902,109	$32.77
$40 to 49.99	4,175,037	1.40	$43.63	4,175,037	$43.63
$50 to 59.99	61,455	1.65	$54.38	61,455	$54.38
>$59.99	20,493	1.44	$86.98	20,493	$86.98

	36,520,921			24,342,310

        Stock options outstanding and exercisable at December 31, 2008 have an average remaining contractual life of 4.53 years and 3.36 years, respectively. There were no outstanding "in-the-money" stock options at December 31, 2008.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

12)  INCOME TAXES

        The U.S. and foreign components of earnings (loss) from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2008	2007	2006

United States	$(12,411.4)	$1,830.7	$1,829.2
Foreign	(163.7)	302.3	303.5

Total	$(12,575.1)	$2,133.0	$2,132.7

        The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2008	2007	2006

Current:
Federal	$164.5	$453.3	$212.1
State and local	83.5	65.7	48.1
Foreign	54.4	70.2	75.5

	302.4	589.2	335.7
Deferred (a)	(1,221.7)	232.3	316.5

Provision (benefit) for income taxes	$(919.3)	$821.5	$652.2

  (a)  2008 includes a tax benefit of $1.45 billion associated with the non-cash impairment charges of $14.18 billion.

        The equity in loss of investee companies is shown net of tax in the Company's Consolidated Statements of Operations. The tax benefits relating to loss from equity investments in 2008, 2007, and 2006 were $11.8 million, $52.8 million, and $63.9 million, respectively, which represented an effective tax rate of 40.0%, 39.6%, and 39.6%, respectively.

        In 2008 and 2007, income tax benefits of $64.8 million and $46.6 million, respectively, were realized as a result of stock options exercised and RSUs vested.

        The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision (benefit) for income taxes is summarized as follows:

Year Ended December 31,	2008	2007	2006

Taxes on income at U.S. federal statutory rate	$(4,401.3)	$746.5	$746.4
State and local taxes, net of federal tax benefit	(94.7)	92.9	44.8
Effect of foreign operations	76.4	(41.0)	3.3
Impairment charges	3,502.0	—	5.5
Audit settlements	(44.9)	(8.0)	(164.1)
Other, net	43.2	31.1	16.3

Provision (benefit) for income taxes	$(919.3)	$821.5	$652.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table is a summary of the components of deferred income tax assets and liabilities.

At December 31,	2008	2007

Deferred income tax assets:
Provision for expense and losses	$833.7	$502.9
Postretirement and other employee benefits	961.8	783.7
Tax credit and loss carryforwards	352.3	204.8
Other	138.9	156.1

Total deferred income tax assets	2,286.7	1,647.5
Valuation allowance	(191.2)	(126.6)

Net deferred income tax assets	2,095.5	1,520.9

Deferred income tax liabilities:
Property, equipment and intangible assets	(2,121.9)	(3,194.4)

Total deferred income tax liabilities	(2,121.9)	(3,194.4)

Deferred income tax liabilities, net	$(26.4)	$(1,673.5)

        In addition to the deferred income taxes reflected in the table above, the Company included net non-current deferred income tax assets of $22.1 million and $15.6 million in "Assets of discontinued operations" on the Consolidated Balance Sheets, for 2008 and 2007, respectively.

        At December 31, 2008, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $1.05 billion, which expire in various years from 2009 through 2027.

        The 2008 and 2007 deferred income tax assets were reduced by a valuation allowance of $191.2 million and $126.6 million, respectively, principally relating to income tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $3.1 billion at December 31, 2008 and $2.8 billion at December 31, 2007. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the amount of unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

        On January 1, 2007, the Company adopted the provisions of FIN 48, which did not have a material impact to the Company's reserve for uncertain tax positions.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2007	$227.3

Additions for current year tax positions	33.8
Additions for prior year tax positions	40.9
Reductions for prior year tax positions	(21.9)
Cash settlements	(1.1)
Statute of limitations lapses	(.2)

At December 31, 2007	278.8

Additions for current year tax positions	26.9
Additions for prior year tax positions	39.4
Reductions for prior year tax positions	(86.7)
Statute of limitations lapses	(.1)

At December 31, 2008	$258.3

        At December 31, 2008 and 2007, $45.7 million and $56.9 million, respectively, of the reserve for uncertain tax positions was included in "Liabilities of discontinued operations."

        The reserve for uncertain tax positions of $258.3 million and $278.8 million at December 31, 2008 and 2007, respectively, includes $209.0 million and $225.0 million, respectively, which would affect the Company's effective income tax rate if and when recognized in future years.

        The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company recognized interest and penalties of $38.5 million and $26.5 million, respectively, in the Consolidated Statements of Operations. As of December 31, 2008 and 2007, the Company has recorded liabilities for accrued interest and penalties of $78.3 million and $50.1 million, respectively, on the Consolidated Balance Sheets.

        During 2008, the Company and the Internal Revenue Service ("IRS") settled the Company's federal income tax audit for the year 2004. The IRS has completed its field audit of the year 2005 and the Company expects to settle the audit within the next six months. The IRS has commenced its audit of the years 2006 and 2007. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open examinations, the Company believes it is reasonably possible that the reserve for uncertain tax positions may change within the next twelve months; however, any related estimate of the impact to the reserves for uncertain tax positions can not currently be determined.

13) PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries have principally non-contributory pension plans covering specific groups of employees. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. The Company's policy for pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974, the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. During 2008 and 2007, the Company made discretionary contributions of $120.0 million and $150.0 million, respectively to pre-fund

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

its qualified pension plans. Plan assets consist principally of equity securities, marketable bonds and U.S. government securities. The Company's Common Stock represents approximately .4% and .9% of the plan assets' fair values at December 31, 2008 and 2007, respectively.

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

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

        The following table sets forth the change in benefit obligation for the Company's benefit plans.

	Pension Benefits		Postretirement Benefits
At December 31,	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation, beginning of year	$5,109.7	$5,299.7	$917.4	$1,040.8
Service cost	33.9	34.7	1.1	1.5
Interest cost	299.9	297.7	50.9	59.5
Actuarial gain	(56.9)	(90.7)	(71.5)	(99.7)
Benefits paid	(448.2)	(475.5)	(94.5)	(95.5)
Participants' contributions	.1	.1	12.3	11.7
Business combinations	12.0	—	—	—
Amendments	3.8	—	—	(3.0)
Retiree Medicare drug subsidy	—	—	17.2	2.1
Cumulative translation adjustments	(48.5)	43.7	—	—

Benefit obligation, end of year	$4,905.8	$5,109.7	$832.9	$917.4

        The following table sets forth the change in plan assets for the Company's benefit plans.

	Pension Benefits		Postretirement Benefits
At December 31,	2008	2007	2008	2007

Change in plan assets:
Fair value of plan assets, beginning of year	$4,222.5	$4,225.9	$4.7	$20.1
Actual return on plan assets	(523.3)	225.0	.3	.5
Employer contributions	168.9	201.5	64.8	65.8
Benefits paid	(448.2)	(475.5)	(94.5)	(95.5)
Participants' contributions	.1	.1	12.3	11.7
Business combinations	2.8	—	—	—
Surplus distribution	(18.5)	—	—	—
Retiree Medicare drug subsidy	—	—	17.2	2.1
Cumulative translation adjustments	(49.9)	45.5	—	—

Fair value of plan assets, end of year	$3,354.4	$4,222.5	$4.8	$4.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company's Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2008	2007	2008	2007

Funded status at end of year	$(1,551.4)	$(887.2)	$(828.1)	$(912.7)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$25.4	$41.8	$—	$—
Current liabilities	(46.2)	(44.3)	(85.0)	(101.5)
Noncurrent liabilities	(1,530.6)	(884.7)	(743.1)	(811.2)

Net amounts recognized	$(1,551.4)	$(887.2)	$(828.1)	$(912.7)

        The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2008	2007	2008	2007

Net actuarial (loss) gain	$(1,696.3)	$(977.4)	$193.6	$132.6
Net prior service (cost) credit	(6.1)	(2.7)	5.2	5.7
Net transition asset	.8	.8	—	—
Share of equity investee	(1.7)	(1.0)	(.3)	(.3)

	(1,703.3)	(980.3)	198.5	138.0
Deferred income taxes	677.1	387.7	(78.8)	(54.6)

Net amount recognized in accumulated other comprehensive income (loss)	$(1,026.2)	$(592.6)	$119.7	$83.4

        The accumulated benefit obligation for all defined pension plans was $4.84 billion and $5.04 billion at December 31, 2008 and 2007, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

At December 31,	2008	2007

Projected benefit obligation	$4,736.2	$4,835.8
Accumulated benefit obligation	$4,676.7	$4,771.1
Fair value of plan assets	$3,160.9	$3,906.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2008	2007	2006	2008	2007	2006

Components of net periodic cost:
Service cost	$33.9	$34.7	$37.1	$1.1	$1.5	$1.8
Interest cost	299.9	297.7	299.5	50.9	59.5	60.3
Expected return on plan assets	(276.6)	(278.0)	(270.7)	(.1)	(.2)	(.2)
Amortization of actuarial losses (gains)	33.0	33.6	78.1	(10.6)	.4	.8
Amortization of prior service cost (credit)	.4	.5	2.1	(.6)	(.2)	(.2)
Amortization of transition obligation	—	—	.1	—	—	(.3)
Curtailment costs	—	—	.7	—	—	—
Settlement costs	3.0	—	7.1	—	—	—

Net periodic cost(a)	$93.6	$88.5	$154.0	$40.7	$61.0	$62.2

(a)
Includes Paramount Parks' costs related to pension benefits of $2.6 million and other postretirement benefits of $.4 million for the year ended December 31, 2006, which have been included in discontinued operations in the Consolidated Statements of Operations.

Year Ended December 31, 2008	Pension Benefits	Postretirement Benefits

Other comprehensive income (loss):
Actuarial (losses) gains	$(751.9)	$71.7
Amortization of actuarial losses (gains)	33.0	(10.6)
Amortization of prior service cost (credit)	.4	(.6)
Amendment losses	(3.8)	—
Share of equity investee	(.7)	—

	(723.0)	60.5
Deferred income taxes	289.4	(24.2)

Recognized in other comprehensive income (loss), net of tax	$(433.6)	$36.3

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $86.7 million and $.6 million, respectively. The estimated net actuarial gain and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $11.1 million and $.6 million, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.2%	6.2%	6.3%	6.3%
Rate of compensation increase	2.6%	3.5%	N/A	N/A
Weighted-average assumptions used to determine net periodic cost for the year ended December 31:
Discount rate	6.2%	5.9%	6.3%	6.0%
Expected long-term return on plan assets	7.0%	7.0%	2.0%	2.0%
Rate of compensation increase	3.5%	3.5%	N/A	N/A

N/A—not applicable

        In 2007, the Company changed its policy for amortizing the actuarial losses for one of its defined benefit pension plans from using an average remaining service of participants to using an average expected life of participants, since it was determined that almost all of the participants in this plan are inactive.

        The Company determined the discount rate by projecting the plans' expected future benefit payments as defined for the projected benefit obligation. These projected benefit payments are used to construct a high quality bond portfolio with interest and principal payments that provide the cash flows necessary to meet the projected benefit payments. The weighted-average yield of the bond portfolio is used to determine the discount rate. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.

        The following assumptions were also used in accounting for postretirement benefits:

	2008	2007

Projected health care cost trend rate for participants of age 65 and below	8.5%	9.0%
Projected health care cost trend rate for participants above age 65	9.5%	10.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2016	2016
Year ultimate trend rate is achieved for participants above age 65	2018	2018

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$1.1	$(1.0)
Effect on the accumulated postretirement benefit obligation	$20.0	$(18.6)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The asset allocations for the Company's retirement benefit trusts for the qualified pension benefit plans are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The Company's largest retirement benefit trust, which accounted for 74% of assets at December 31, 2008, is invested approximately 86% in a diversified portfolio of fixed income instruments with a duration that approximates the duration of the liabilities covered by that trust. The Company's other trusts are invested approximately 40% in equity securities and 60% in fixed income securities, including cash. All equity portfolios are diversified between U.S. and non-U.S. equities and include small and large capitalization equities.

        The percentage of asset allocations of the Company's pension and postretirement benefit plans at December 31, 2008 and 2007, by asset category were as follows:

	Pension Assets		Postretirement Benefit Assets
Plan Assets at December 31,	2008	2007	2008	2007

Equity securities	20.5%	28.0%	—%	—%
Debt securities	71.8%	64.2%	—%	—%
Cash and other	7.7%	7.8%	100.0%	100.0%

Total	100.0%	100.0%	100.0%	100.0%

Future Benefit Payments

        The estimated future benefit payments are as follows:

	2009	2010	2011	2012	2013	2014-2018

Pension	$446.3	$438.3	$426.1	$421.6	$411.4	$1,898.6
Postretirement	$97.3	$99.7	$100.5	$98.8	$96.6	$433.0
Retiree Medicare drug subsidy	$12.3	$12.8	$13.3	$14.0	$14.5	$75.5

        The Company expects to contribute approximately $50 million primarily to its non-qualified pension plans and approximately $85 million to its other postretirement benefit plans in 2009.

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $37.6 million (2008) and $34.6 million (2007). In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $43.1 million, $38.2 million and $37.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

        Programming and talent commitments of the Company, estimated to aggregate $10.86 billion as of December 31, 2008, primarily included $6.89 billion for sports programming rights, $2.53 billion relating to

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

television, radio, and film production and licensing and $814.7 million for talent contracts. A majority of such commitments is payable over several years, as part of the normal course of business.

        The Company has long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders. At December 31, 2008, future operating lease payments are estimated to aggregate $2.30 billion.

        The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $1.14 billion as of December 31, 2008.

        CBS Corp.'s outdoor advertising business has franchise rights entitling it to display advertising on media including transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and retail stores. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

        At December 31, 2008, minimum rental payments under leases and minimum franchise payments are as follows:

	Leases		Guaranteed Minimum Franchise
	Capital	Operating	Payments

2009	$22.9	$364.7	$396.2
2010	22.4	317.1	330.6
2011	22.1	272.9	311.4
2012	19.5	230.9	299.5
2013	12.2	203.5	283.6
2014 and thereafter	57.4	909.9	470.9

Total minimum payments	$156.5	$2,299.0	$2,092.2
Less amounts representing interest	(35.7)

Present value of net minimum payments	$120.8

        Future minimum operating lease payments have been reduced by future minimum sublease income of $108.3 million. Rent expense was $647.5 million (2008), $580.2 million (2007) and $482.8 million (2006).

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

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2008, the outstanding letters of credit and surety bonds approximated $362.6 million and were not recorded on the Consolidated Balance Sheets.

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

Legal Matters

        Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; and another motion was filed in the case by an individual shareholder also seeking appointment as the lead plaintiff. The parties are awaiting the court's appointment of the lead plaintiff in the case. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

        Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a Super Bowl half-time show by the Company's television stations. In May 2006, the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. In July 2008, the U.S. Court of Appeals for the Third Circuit vacated the FCC's order to have the Company pay the forfeiture and remanded the case to the FCC. On November 18, 2008, the FCC filed a petition for certiorari with the U.S. Supreme Court, seeking review of the Third Circuit's decision. The petition requests that the U.S. Supreme Court not act on the petition until it rules in the "fleeting expletives" case mentioned below. On January 8, 2009, the Company filed its opposition to the FCC's petition for certiorari.

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

        In June 2007, the U.S. Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives on another broadcast network was indecent and remanded the case to the FCC. On March 17, 2008, the U.S. Supreme Court granted the FCC's petition to review the U.S. Court of Appeals for the Second Circuit's decision. On November 4, 2008, the U.S. Supreme Court heard argument in this case.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2008, the Company had pending approximately 68,520 asbestos claims, as compared with approximately 72,120 as of December 31, 2007 and 73,310 as of December 31, 2006. During 2008, the Company received approximately 6,030 new claims and closed or moved to an inactive docket approximately 9,630 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2008 and 2007 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $15.0 million and $17.5 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

15) FAIR VALUE MEASUREMENTS

        The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS 157, which prioritizes the inputs used in measuring fair value.

	Level 1 (a)	Level 2 (b)	Level 3	Total

Assets:
Investments	$44.8	$100.5	$—	$145.3
Foreign currency hedges	—	10.9	—	10.9

Total Assets	$44.8	$111.4	$—	$156.2

Liabilities:
Deferred compensation	$—	$105.7	$—	$105.7

Total Liabilities	$—	$105.7	$—	$105.7

    (a)
    Level 1 valuation is based on quoted prices for the asset in active markets.

    (b)
    Level 2 valuation is based on inputs that are observable other than quoted market prices in Level 1, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities.

        The fair value of Level 1 investments is determined based on publicly quoted market prices in active markets. The fair value of Level 2 investments is determined by reference to market prices for similar securities. The fair value of foreign currency hedges is determined based on foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

16) REPORTABLE SEGMENTS

        The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. CNET has been included in the Company's results since its acquisition. In connection with this acquisition, the Company combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create a separate Interactive segment. Prior-period results have been reclassified to conform to this presentation. The accounting policies of the segments are the same as those described in Note 1—Summary of Significant Accounting Policies.

Year Ended December 31,	2008	2007	2006

Revenues:
Television	$8,991.1	$9,108.0	$9,354.9
Radio	1,539.1	1,753.7	1,959.9
Outdoor	2,170.6	2,187.3	2,103.4
Interactive	421.7	166.1	132.2
Publishing	857.7	886.1	807.0
Eliminations	(29.8)	(28.3)	(37.2)

Total Revenues	$13,950.4	$14,072.9	$14,320.2

        Revenues generated between segments primarily reflect advertising sales. These transactions are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2008	2007	2006

Intercompany Revenues:
Television	$5.8	$4.6	$4.8
Radio	6.9	9.1	12.0
Outdoor	16.5	14.6	20.4
Interactive	.6	—	—

Total Intercompany Revenues	$29.8	$28.3	$37.2

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

Year Ended December 31,	2008	2007	2006

Segment OIBDA before Impairment Charges:
Television	$1,695.9	$1,936.5	$1,932.6
Radio	499.4	688.7	820.0
Outdoor	467.4	620.9	568.0
Interactive	39.7	(10.3)	15.1
Publishing	88.2	97.2	78.0
Corporate	(157.1)	(159.0)	(162.9)
Residual costs	(79.2)	(96.5)	(139.7)
Impairment charges	(14,181.4)	—	(65.2)
Depreciation and amortization	(531.6)	(455.7)	(439.5)

Operating Income (Loss)	(12,158.7)	2,621.8	2,606.4
Interest expense	(546.6)	(570.9)	(565.5)
Interest income	42.2	116.1	112.1
Gain (loss) on early extinguishment of debt	8.4	—	(6.0)
Other items, net	79.6	(34.0)	(14.3)

Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(12,575.1)	2,133.0	2,132.7
Benefit (provision) for income taxes	919.3	(821.5)	(652.2)
Equity in loss of investee companies, net of tax	(17.6)	(80.7)	(97.6)

Net earnings (loss) from continuing operations	(11,673.4)	1,230.8	1,382.9

Earnings (loss) from discontinued operations before income taxes	—	(17.0)	453.5
Benefit (provision) for income taxes	—	33.2	(175.9)

Net earnings from discontinued operations	—	16.2	277.6

Net Earnings (Loss)	$(11,673.4)	$1,247.0	$1,660.5

Year Ended December 31,	2008	2007	2006

Operating Income (Loss):
Television	$(6,433.0)	$1,760.7	$1,702.0
Radio	(2,913.9)	657.8	787.4
Outdoor	(2,631.7)	404.9	351.8
Interactive	(9.3)	(21.7)	9.0
Publishing	78.7	88.1	68.5
Corporate	(170.3)	(171.5)	(172.6)
Residual costs	(79.2)	(96.5)	(139.7)

Total Operating Income (Loss)	$(12,158.7)	$2,621.8	$2,606.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2008	2007	2006

Depreciation and Amortization:
Television	$183.4	$175.8	$165.4
Radio	32.6	30.9	32.6
Outdoor	243.9	216.0	216.2
Interactive	49.0	11.4	6.1
Publishing	9.5	9.1	9.5
Corporate	13.2	12.5	9.7

Total Depreciation and Amortization	$531.6	$455.7	$439.5

Year Ended December 31,	2008	2007	2006

Stock-based Compensation:
Television	$63.3	$47.7	$30.5
Radio	15.5	15.9	10.7
Outdoor	7.3	5.3	3.2
Interactive	4.2	1.9	.6
Publishing	4.2	3.5	1.9
Corporate	43.4	32.3	17.4

Total Stock-based Compensation	$137.9	$106.6	$64.3

Year Ended December 31,	2008	2007	2006

Capital Expenditures:
Television	$187.6	$206.0	$208.9
Radio	41.1	40.4	43.2
Outdoor	195.7	186.4	115.7
Interactive	17.5	10.8	7.6
Publishing	9.5	12.0	5.8
Corporate	22.7	13.5	12.9

Total Capital Expenditures	$474.1	$469.1	$394.1

At December 31,	2008	2007

Assets:
Television	$12,170.3	$20,215.3
Radio	6,047.3	9,568.8
Outdoor	4,694.5	7,670.3
Interactive	2,074.8	194.9
Publishing	1,222.0	1,094.6
Corporate	675.5	1,646.6
Discontinued operations	105.3	107.7
Eliminations	(100.4)	(68.0)

Total Assets	$26,889.3	$40,430.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Information regarding the Company's consolidated revenues by type is as follows:

Year Ended December 31,	2008	2007	2006

Revenues by Type:
Advertising sales	$9,239.9	$10,060.9	$10,373.1
Television license fees	1,939.4	1,382.2	1,606.8
Affiliate revenues	1,185.1	1,117.7	1,069.6
Publishing	857.7	886.1	807.0
Home entertainment	234.0	201.9	83.4
Other	494.3	424.1	380.3

Total Revenues	$13,950.4	$14,072.9	$14,320.2

        Information regarding the Company's operations by geographic area is as follows:

Year Ended December 31,	2008	2007	2006

Revenues (a):
United States	$11,704.3	$12,350.2	$12,739.9
International	2,246.1	1,722.7	1,580.3

Total Revenues	$13,950.4	$14,072.9	$14,320.2

At December 31,	2008	2007

Long-lived Assets (b):
United States	$20,753.1	$32,622.6
International	844.8	1,585.8

Total Long-lived Assets	$21,597.9	$34,208.4

  Transactions within the Company between geographic areas are not significant.

  (a)
  Revenue classifications are based on customers' locations.

  (b)
  Reflects total assets from both continuing and discontinued operations less current assets, investments and non-current deferred tax assets.

17) OTHER ITEMS, NET

        For 2008, "Other items, net" of $79.6 million principally reflected a gain of $129.8 million on the sale of the Company's investment in Sundance Channel, foreign exchange gains of $32.3 million and a gain of $3.7 million relating to radio station divestitures, partially offset by a non-cash charge of $71.1 million associated with other-than-temporary declines in the market value of the Company's investments and $15.4 million of losses associated with securitizing accounts receivable.

        For 2007, "Other items, net" reflected a net loss of $34.0 million principally consisting of losses associated with securitizing trade receivables of $32.0 million and a non-cash charge of $24.8 million associated with an other-than-temporary decline in the market value of one of the Company's investments, partially offset by a net gain of $10.0 million on television and radio station divestitures, foreign exchange gains of $8.0 million and gains of $3.9 million on the sale of investments.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        For 2006, "Other items, net" reflected a net loss of $14.3 million principally consisting of losses associated with securitizing trade receivables of $31.0 million, a non-cash charge of $6.2 million associated with an other-than-temporary decline in the market value of one of the Company's investments and foreign exchange losses of $2.0 million, partially offset by a gain of $24.6 million on radio station divestitures.

18) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2008	2007	2006

Cash paid for interest, net of amounts capitalized	$494.0	$516.8	$522.3
Cash paid for income taxes:
Continuing operations	$240.3	$524.9	$562.2
Discontinued operations	—	(13.4)	142.7

Total	$240.3	$511.5	$704.9

Year Ended December 31,	2008	2007	2006

Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$29.4	$9.6	$.1
Non-cash purchase of Company common stock (Note 2)	$—	$64.0	$—
Issuance of stock and stock options for acquisitions	$1.9	$—	$272.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

19) QUARTERLY FINANCIAL DATA (unaudited):

2008	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter (b)	Total Year

Revenues:
Television	$2,544.7	$2,160.9	$2,075.9	$2,209.6	$8,991.1
Radio	363.5	416.4	392.5	366.7	1,539.1
Outdoor	496.9	598.1	549.3	526.3	2,170.6
Interactive	52.9	40.2	142.3	186.3	421.7
Publishing	201.6	186.0	225.0	245.1	857.7
Eliminations	(5.5)	(7.9)	(9.3)	(7.1)	(29.8)

Total Revenues	$3,654.1	$3,393.7	$3,375.7	$3,526.9	$13,950.4

Segment OIBDA before Impairment Charges:
Television	$448.4	$512.4	$412.8	$322.3	$1,695.9
Radio	122.3	158.6	139.4	79.1	499.4
Outdoor	101.5	153.6	113.9	98.4	467.4
Interactive	1.1	(16.8)	3.7	51.7	39.7
Publishing	17.1	17.0	25.8	28.3	88.2
Corporate	(26.0)	(41.9)	(38.5)	(50.7)	(157.1)
Residual costs	(22.4)	(22.5)	(18.3)	(16.0)	(79.2)
Impairment charges	—	—	(14,117.2)	(64.2)	(14,181.4)
Depreciation and amortization	(117.8)	(123.4)	(139.7)	(150.7)	(531.6)

Total Operating Income (Loss)	$524.2	$637.0	$(13,618.1)	$298.2	$(12,158.7)

Operating Income (Loss):
Television	$404.8	$468.1	$(7,575.9)	$270.0	$(6,433.0)
Radio	115.0	150.7	(3,188.1)	8.5	(2,913.9)
Outdoor	44.1	92.4	(2,803.4)	35.2	(2,631.7)
Interactive	(2.7)	(21.3)	(14.0)	28.7	(9.3)
Publishing	14.6	14.6	23.4	26.1	78.7
Corporate	(29.2)	(45.0)	(41.8)	(54.3)	(170.3)
Residual costs	(22.4)	(22.5)	(18.3)	(16.0)	(79.2)

Total Operating Income (Loss)	$524.2	$637.0	$(13,618.1)	$298.2	$(12,158.7)

Net earnings (loss)	$244.3	$408.4	$(12,462.2)	$136.1	$(11,673.4)

Basic earnings (loss) per common share	$.37	$.61	$(18.58)	$.20	$(17.43)
Diluted earnings (loss) per common share	$.36	$.61	$(18.58)	$.20	$(17.43)
Weighted average number of common shares outstanding:
Basic	667.9	669.4	670.9	670.9	669.8
Diluted	673.8	674.3	670.9	674.7	669.8

Dividends per common share	$.25	$.27	$.27	$.27	$1.06

(a)
As a result of the interim impairment test performed during the third quarter of 2008, the Company recorded a non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill and intangible assets. The charge is comprised of $7.94 billion for Television, $3.32 billion for Radio and $2.86 billion for Outdoor.

(b)
The Company recorded a pre-tax impairment charge of $64.2 million, principally to reduce the carrying value of intangible assets and the allocated goodwill for certain radio stations to be disposed.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues:
Television	$2,534.4	$2,131.2	$2,040.5	$2,401.9	$9,108.0
Radio	397.5	463.4	445.7	447.1	1,753.7
Outdoor	462.3	554.2	552.2	618.6	2,187.3
Interactive	38.6	31.8	37.1	58.6	166.1
Publishing	229.3	200.3	214.2	242.3	886.1
Eliminations	(4.3)	(6.0)	(8.3)	(9.7)	(28.3)

Total Revenues	$3,657.8	$3,374.9	$3,281.4	$3,758.8	$14,072.9

Segment OIBDA:
Television	$395.2	$560.2	$486.4	$494.7	$1,936.5
Radio	164.4	187.3	169.6	167.4	688.7
Outdoor	100.2	168.3	153.5	198.9	620.9
Interactive	3.8	(10.7)	(10.3)	6.9	(10.3)
Publishing	23.8	20.1	23.8	29.5	97.2
Corporate	(26.8)	(41.6)	(41.3)	(49.3)	(159.0)
Residual costs	(24.1)	(24.2)	(24.1)	(24.1)	(96.5)
Depreciation and amortization	(115.2)	(109.5)	(111.8)	(119.2)	(455.7)

Total Operating Income	$521.3	$749.9	$645.8	$704.8	$2,621.8

Operating Income (Loss):
Television	$348.1	$518.8	$443.3	$450.5	$1,760.7
Radio	156.8	179.4	162.0	159.6	657.8
Outdoor	47.0	115.3	99.8	142.8	404.9
Interactive	2.0	(12.7)	(12.4)	1.4	(21.7)
Publishing	21.4	18.1	21.6	27.0	88.1
Corporate	(29.9)	(44.8)	(44.4)	(52.4)	(171.5)
Residual costs	(24.1)	(24.2)	(24.1)	(24.1)	(96.5)

Total Operating Income	$521.3	$749.9	$645.8	$704.8	$2,621.8

Net earnings from continuing operations	$213.5	$404.0	$340.2	$273.1	$1,230.8
Net earnings	$213.5	$404.0	$343.3	$286.2	$1,247.0

Basic earnings per common share:
Net earnings from continuing operations	$.28	$.56	$.48	$.41	$1.72
Net earnings	$.28	$.56	$.49	$.43	$1.75
Diluted earnings per common share:
Net earnings from continuing operations	$.28	$.55	$.48	$.40	$1.70
Net earnings	$.28	$.55	$.48	$.42	$1.73
Weighted average number of common shares outstanding:
Basic	756.7	720.8	707.1	671.7	713.8
Diluted	765.1	729.4	715.4	678.8	721.9

Dividends per common share	$.22	$.22	$.25	$.25	$.94

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

20) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s debt securities. (See Note 9.) The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Year Ended December 31, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$138.5	$94.8	$13,717.1	$—	$13,950.4

Expenses:
Operating	77.5	72.2	8,501.0	—	8,650.7
Selling, general and administrative	111.0	182.2	2,315.5	—	2,608.7
Restructuring charges	3.7	1.5	131.5	—	136.7
Impairment charges	386.1	—	13,795.3	—	14,181.4
Depreciation and amortization	7.1	5.6	518.9	—	531.6

Total expenses	585.4	261.5	25,262.2	—	26,109.1

Operating loss	(446.9)	(166.7)	(11,545.1)	—	(12,158.7)
Interest (expense) income, net	(613.3)	(269.5)	378.4	—	(504.4)
Gain on early extinguishment of debt	8.4	—	—	—	8.4
Other items, net	25.2	31.7	22.7	—	79.6

Loss before income taxes and equity in earnings (loss) of investee companies	(1,026.6)	(404.5)	(11,144.0)	—	(12,575.1)
Benefit for income taxes	411.1	161.9	346.3	—	919.3
Equity in earnings (loss) of investee companies, net of tax	(11,057.9)	407.7	(17.6)	10,650.2	(17.6)

Net earnings (loss)	$(11,673.4)	$165.1	$(10,815.3)	$10,650.2	$(11,673.4)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$158.7	$65.2	$13,849.0	$—	$14,072.9

Expenses:
Operating	80.2	43.2	8,205.9	—	8,329.3
Selling, general and administrative	133.7	184.8	2,347.6	—	2,666.1
Depreciation and amortization	5.6	4.6	445.5	—	455.7

Total expenses	219.5	232.6	10,999.0	—	11,451.1

Operating income (loss)	(60.8)	(167.4)	2,850.0	—	2,621.8
Interest (expense) income, net	(605.5)	(275.0)	425.7	—	(454.8)
Other items, net	(33.0)	5.0	(6.0)	—	(34.0)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(699.3)	(437.4)	3,269.7	—	2,133.0
Benefit (provision) for income taxes	276.6	173.0	(1,271.1)	—	(821.5)
Equity in earnings (loss) of investee companies, net of tax	1,669.7	714.7	(71.5)	(2,393.6)	(80.7)

Net earnings from continuing operations	1,247.0	450.3	1,927.1	(2,393.6)	1,230.8
Net earnings from discontinued operations	—	16.2	—	—	16.2

Net earnings	$1,247.0	$466.5	$1,927.1	$(2,393.6)	$1,247.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2006
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$166.5	$63.3	$14,090.4	$—	$14,320.2

Expenses:
Operating	80.2	39.4	8,305.2	—	8,424.8
Selling, general and administrative	178.0	196.8	2,397.9	—	2,772.7
Restructuring charge	—	—	11.6	—	11.6
Impairment charge	—	—	65.2	—	65.2
Depreciation and amortization	5.3	3.2	431.0	—	439.5

Total expenses	263.5	239.4	11,210.9	—	11,713.8

Operating income (loss)	(97.0)	(176.1)	2,879.5	—	2,606.4
Interest (expense) income, net	(610.1)	(286.7)	443.4	—	(453.4)
Loss on early extinguishment of debt	(6.0)	—	—	—	(6.0)
Other items, net	(34.8)	5.0	15.5	—	(14.3)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(747.9)	(457.8)	3,338.4	—	2,132.7
Benefit (provision) for income taxes	295.8	181.1	(1,129.1)	—	(652.2)
Equity in earnings (loss) of investee companies, net of tax	2,112.6	609.8	(96.6)	(2,723.4)	(97.6)

Net earnings from continuing operations	1,660.5	333.1	2,112.7	(2,723.4)	1,382.9
Net earnings (loss) from discontinued operations	—	295.3	(17.7)	—	277.6

Net earnings	$1,660.5	$628.4	$2,095.0	$(2,723.4)	$1,660.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$108.6	$.8	$310.1	$—	$419.5
Receivables, net	26.1	37.6	2,686.2	—	2,749.9
Programming and other inventory	4.8	7.2	1,015.3	—	1,027.3
Prepaid expenses and other current assets	57.6	70.6	921.0	(53.1)	996.1

Total current assets	197.1	116.2	4,932.6	(53.1)	5,192.8

Property and equipment	45.7	66.5	4,787.3	—	4,899.5
Less accumulated depreciation and amortization	13.9	25.0	1,852.3	—	1,891.2

Net property and equipment	31.8	41.5	2,935.0	—	3,008.3

Programming and other inventory	6.6	36.4	1,535.1	—	1,578.1
Goodwill	100.3	63.0	8,484.5	—	8,647.8
Intangible assets	255.1	—	6,849.1	—	7,104.2
Investments in consolidated subsidiaries	32,758.2	5,097.3	—	(37,855.5)	—
Other assets	76.7	57.9	1,223.5	—	1,358.1

Total Assets	$33,425.8	$5,412.3	$25,959.8	$(37,908.6)	$26,889.3

Liabilities and Stockholders' Equity
Accounts payable	$3.6	$54.1	$405.1	$—	$462.8
Participants' share and royalties payable	—	16.8	945.5	—	962.3
Program rights	5.9	8.9	825.3	—	840.1
Current portion of long-term debt	5.1	—	16.2	—	21.3
Accrued expenses and other	511.4	319.1	1,737.4	(53.5)	2,514.4

Total current liabilities	526.0	398.9	3,929.5	(53.5)	4,800.9

Long-term debt	6,813.6	—	161.2	—	6,974.8
Other liabilities	3,097.8	912.5	2,506.6	(.6)	6,516.3
Intercompany payables	9,681.8	(5,687.5)	(9,068.3)	5,074.0	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,495.0	—	61,434.8	(61,434.8)	43,495.0
Retained earnings (deficit)	(25,888.9)	9,996.6	(29,836.7)	15,130.8	(30,598.2)
Accumulated other comprehensive income (loss)	(606.9)	.1	368.5	(368.6)	(606.9)

	17,000.0	10,119.5	33,230.7	(48,059.5)	12,290.7
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	13,306.6	9,788.4	28,430.8	(42,928.5)	8,597.3

Total Liabilities and Stockholders' Equity	$33,425.8	$5,412.3	$25,959.8	$(37,908.6)	$26,889.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$732.9	$.8	$613.2	$—	$1,346.9
Receivables, net	34.9	26.6	2,616.5	—	2,678.0
Programming and other inventory	5.4	8.6	957.9	—	971.9
Prepaid expenses and other current assets	81.5	75.8	927.8	(51.0)	1,034.1

Total current assets	854.7	111.8	5,115.4	(51.0)	6,030.9

Property and equipment	43.0	44.8	4,595.6	—	4,683.4
Less accumulated depreciation and amortization	8.7	20.1	1,733.1	—	1,761.9

Net property and equipment	34.3	24.7	2,862.5	—	2,921.5

Programming and other inventory	4.4	46.9	1,497.2	—	1,548.5
Goodwill	100.3	63.0	18,288.7	—	18,452.0
Intangible assets	641.2	—	9,440.1	—	10,081.3
Investments in consolidated subsidiaries	43,816.1	4,689.6	—	(48,505.7)	—
Other assets	116.2	50.5	1,229.3	—	1,396.0

Total Assets	$45,567.2	$4,986.5	$38,433.2	$(48,556.7)	$40,430.2

Liabilities and Stockholders' Equity
Accounts payable	$1.5	$4.2	$346.6	$—	$352.3
Participants' share and royalties payable	—	15.6	596.9	—	612.5
Program rights	5.3	9.0	995.4	—	1,009.7
Current portion of long-term debt	—	—	19.1	—	19.1
Accrued expenses and other	489.3	274.5	1,698.7	(51.5)	2,411.0

Total current liabilities	496.1	303.3	3,656.7	(51.5)	4,404.6

Long-term debt	6,920.6	—	148.0	—	7,068.6
Other liabilities	1,738.1	1,731.4	4,015.3	(.2)	7,484.6
Intercompany payables	10,230.7	(6,671.5)	(8,668.7)	5,109.5	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,089.6	—	61,434.8	(61,434.8)	44,089.6
Retained earnings (deficit)	(14,215.5)	9,831.5	(19,021.4)	4,480.6	(18,924.8)
Accumulated other comprehensive income	10.1	.1	404.3	(404.4)	10.1

	29,885.0	9,954.4	44,081.8	(58,745.5)	25,175.7
Less treasury stock, at cost	3,703.3	331.1	4,799.9	(5,131.0)	3,703.3

Total Stockholders' Equity	26,181.7	9,623.3	39,281.9	(53,614.5)	21,472.4

Total Liabilities and Stockholders' Equity	$45,567.2	$4,986.5	$38,433.2	$(48,556.7)	$40,430.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(598.9)	$(166.6)	$2,912.0	$—	$2,146.5

Investing activities:
Acquisitions, net of cash acquired	(1,814.5)	—	(220.8)	—	(2,035.3)
Capital expenditures	—	(22.7)	(451.4)	—	(474.1)
Investments in and advances to investee companies	—	—	(40.2)	—	(40.2)
Proceeds from dispositions	3.9	(7.0)	201.3	—	198.2
Proceeds from sales of investments	.3	28.6	183.8	—	212.7
Net payments to Viacom Inc. related to the Separation	—	—	(7.7)	—	(7.7)
Other, net	(1.6)	(6.4)	.3	—	(7.7)

Net cash flow used for investing activities	(1,811.9)	(7.5)	(334.7)	—	(2,154.1)

Financing activities:
Repayments to banks, net	—	—	(5.3)	—	(5.3)
Repayment of notes	(183.2)	—	—	—	(183.2)
Payment of capital lease obligations	—	—	(17.2)	—	(17.2)
Dividends	(705.4)	—	—	—	(705.4)
Purchase of Company common stock	(46.4)	—	—	—	(46.4)
Proceeds from exercise of stock options	31.2	—	—	—	31.2
Excess tax benefit from stock-based compensation	6.5	—	—	—	6.5
Increase (decrease) in intercompany payables	2,683.8	174.1	(2,857.9)	—	—

Net cash flow provided by (used for) financing activities	1,786.5	174.1	(2,880.4)	—	(919.8)

Net decrease in cash and cash equivalents	(624.3)	—	(303.1)	—	(927.4)
Cash and cash equivalents at beginning of year	732.9	.8	613.2	—	1,346.9

Cash and cash equivalents at end of year	$108.6	$.8	$310.1	$—	$419.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(600.4)	$(155.8)	$2,941.4	$—	$2,185.2

Investing activities:
Acquisitions, net of cash acquired	(351.6)	—	(58.4)	—	(410.0)
Capital expenditures	—	(13.5)	(455.6)	—	(469.1)
Investments in and advances to investee companies	(4.6)	—	(37.7)	—	(42.3)
Proceeds from dispositions	—	—	562.2	—	562.2
Proceeds from sales of investments	6.9	—	42.1	—	49.0
Net receipts from Viacom Inc. related to the Separation	170.0	—	2.5	—	172.5
Other, net	(1.6)	—	4.2	—	2.6

Net cash flow (used for) provided by investing activities	(180.9)	(13.5)	59.3	—	(135.1)

Financing activities:
Borrowings from banks, net	—	—	1.7	—	1.7
Repayment of notes	(660.0)	—	—	—	(660.0)
Proceeds from issuance of notes	678.0	—	—	—	678.0
Payment of capital lease obligations	—	—	(16.8)	—	(16.8)
Dividends	(640.3)	—	—	—	(640.3)
Purchase of Company common stock	(1,950.7)	—	(1,400.6)	—	(3,351.3)
Proceeds from exercise of stock options	201.7	—	—	—	201.7
Excess tax benefit from stock-based compensation	8.9	—	—	—	8.9
Increase (decrease) in intercompany payables	2,332.8	169.6	(2,502.4)	—	—
Other, net	—	—	.3	—	.3

Net cash flow (used for) provided by financing activities	(29.6)	169.6	(3,917.8)	—	(3,777.8)

Net (decrease) increase in cash and cash equivalents	(810.9)	.3	(917.1)	—	(1,727.7)
Cash and cash equivalents at beginning of year	1,543.8	.5	1,530.3	—	3,074.6

Cash and cash equivalents at end of year	$732.9	$.8	$613.2	$—	$1,346.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2006
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(1,127.0)	$(295.4)	$3,310.8	$—	$1,888.4

Investing activities:
Acquisitions, net of cash acquired	(47.3)	—	(50.6)	—	(97.9)
Capital expenditures	—	(12.9)	(381.2)	—	(394.1)
Investments in and advances to investee companies	(3.0)	—	(107.0)	—	(110.0)
Proceeds from dispositions	—	1,077.1	307.5	—	1,384.6
Proceeds from sales of investments	1.3	.3	.9	—	2.5
Net receipts from Viacom Inc. related to the Separation	35.7	—	29.9	—	65.6
Other, net	(1.2)	—	—	—	(1.2)

Net cash flow (used for) provided by investing activities from continuing operations	(14.5)	1,064.5	(200.5)	—	849.5

Net cash flow used for investing activities from discontinued operations	—	—	(34.5)	—	(34.5)

Net cash flow (used for) provided by investing activities	(14.5)	1,064.5	(235.0)	—	815.0

Financing activities:
Repayments to banks, net	—	—	(4.8)	—	(4.8)
Repayment of notes	(832.0)	—	—	—	(832.0)
Payment of capital lease obligations	—	—	(14.7)	—	(14.7)
Dividends	(519.1)	—	—	—	(519.1)
Purchase of Company common stock	(6.2)	—	—	—	(6.2)
Proceeds from exercise of stock options	91.1	—	—	—	91.1
Excess tax benefit from stock-based compensation	1.6	—	—	—	1.6
Increase (decrease) in intercompany payables	2,796.9	(768.6)	(2,028.3)	—	—

Net cash flow provided by (used for) financing activities	1,532.3	(768.6)	(2,047.8)	—	(1,284.1)

Net increase in cash and cash equivalents	390.8	.5	1,028.0	—	1,419.3
Cash and cash equivalents at beginning of year	1,153.0	—	502.3	—	1,655.3

Cash and cash equivalents at end of year	$1,543.8	$.5	$1,530.3	$—	$3,074.6

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

        Management's Report on Internal Control Over Financial Reporting is incorporated herein by reference to Item 8 on page II-38 of this report.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2009 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

Date: February 25, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LESLIE MOONVES Leslie Moonves	President Chief Executive Officer Director	February 25, 2009
/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds	Executive Vice President Chief Financial Officer	February 25, 2009
/s/ SUSAN C. GORDON Susan C. Gordon	Senior Vice President Controller Chief Accounting Officer	February 25, 2009
* David R. Andelman	Director	February 25, 2009
* Joseph A. Califano, Jr.	Director	February 25, 2009
* William S. Cohen	Director	February 25, 2009
* Gary L. Countryman	Director	February 25, 2009
* Charles K. Gifford	Director	February 25, 2009
* Leonard Goldberg	Director	February 25, 2009

Signature	Title	Date

* Bruce S. Gordon	Director	February 25, 2009
* Linda M. Griego	Director	February 25, 2009
* Arnold Kopelson	Director	February 25, 2009
* Doug Morris	Director	February 25, 2009
* Shari Redstone	Director	February 25, 2009
* Sumner M. Redstone	Director	February 25, 2009
* Frederic V. Salerno	Director	February 25, 2009

*By:	/s/ LOUIS J. BRISKMAN Louis J. Briskman Attorney-in-Fact for Directors	February 25, 2009

 INDEX TO EXHIBITS
ITEM 15(b)

Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
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
(4)		Instruments defining the rights of security holders, including indentures
(a)
Indenture dated as of May 15, 1995 ("1995 Indenture") among CBS Corporation (formerly known as Viacom Inc.), CBS Operations Inc. (formerly known as Viacom International Inc.) and Deutsche Bank Trust Company Americas (successor Trustee to The First National Bank of Boston) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of CBS Corporation filed December 15, 1995) (File No. 001-09553).
(b)
First Supplemental Indenture to 1995 Indenture dated as of May 24, 1995 among CBS Corporation (formerly known as Viacom Inc.), CBS Operations Inc. (formerly known as Viacom International Inc.) and Deutsche Bank Trust Company Americas (successor Trustee to The First National Bank of Boston) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of CBS Corporation filed December 15, 1995) (File No. 001-09553).
(c)
Second Supplemental Indenture and Amendment No. 1 to 1995 Indenture dated as of December 15, 1995 among CBS Corporation (formerly known as Viacom Inc.), CBS Operations Inc. (formerly known as Viacom International Inc.) and Deutsche Bank Trust Company Americas (successor Trustee to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of CBS Corporation filed December 15, 1995) (File No. 001-09553).
(d)
Third Supplemental Indenture to 1995 Indenture dated as of July 22, 1996 among CBS Corporation (formerly known as Viacom Inc.), CBS Operations Inc. (formerly known as Viacom International Inc.), Viacom International Services Inc. and Deutsche Bank Trust Company Americas (successor Trustee to State Street Bank and Trust Company) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of CBS Corporation filed August 1, 1996) (File No. 001-09553).
(e)
Fourth Supplemental Indenture to 1995 Indenture dated as of August 1, 2000 among CBS Corporation (formerly known as Viacom Inc.), CBS Operations Inc. (formerly known as Viacom International Inc.) and Deutsche Bank Trust Company Americas (successor Trustee to Citibank, N.A.) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of CBS Corporation filed August 3, 2000) (File No. 001-09553).

Exhibit No.		Description of Document
	(f)	Fifth Supplemental Indenture to 1995 Indenture dated as of January 17, 2001 among CBS Corporation (formerly known as Viacom Inc.), CBS Operations Inc. (formerly known as Viacom International Inc.) and Deutsche Bank Trust Company Americas (successor Trustee to Citibank, N.A.) (filed herewith).

The other instruments defining the rights of holders of the long-term debt securities of CBS Corporation and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. CBS Corporation hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)		Material Contracts
(a)
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 21, 2005) (File No. 001-09553).
(b)
Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed January 5, 2006) (File No. 001-09553).
(c)
CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated through May 25, 2006) (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2006) (File No. 001- 09553).*
(i)
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
(v) Form of Terms and Conditions for Performance-Based Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan granted in 2007 (incorporated by reference to Exhibit 10 (c)(vi) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2007) (File No. 001- 09553).*
(vi)
Form of Terms and Conditions for Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10(c)(v) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2007) (File No. 001- 09553).*
(vii)
Form of Terms and Conditions for Performance Share Units under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2008 filed May 2, 2008) (File No. 001-09553).*
(viii)
Stock Option Award Agreement effective September 22, 2008 between CBS Corporation and Sumner M. Redstone (incorporated by reference to the Current Report on Form 8-K of CBS Corporation filed September 24, 2008) (File No. 001-09553).*
(d)
CBS Corporation Senior Executive Short-Term Incentive Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by the First Amendment to the CBS Corporation Senior Executive Short-Term Executive Plan effective January 1, 2009) (filed herewith).*
(e)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (filed herewith).*
(f)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (filed herewith).*
(g)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (filed herewith).*
	(h)	Summary of CBS Corporation Compensation for Outside Directors (filed herewith).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(i)	Former Viacom Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(j)
CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by the First Amendment to the CBS Corporation Deferred Compensation Plan for Outside Directors, effective as of January 1, 2009) (filed herewith).*
(k)
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
Employment Agreement dated December 29, 2005 between CBS Corporation and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 30, 2005) (File No. 001-09553), as amended by a Letter Agreement dated March 13, 2007 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed March 16, 2007) (File No. 001-09553), as amended by a 409A Letter Agreement dated December 10, 2008 (filed herewith).*
(n)
Employment Agreement dated October 15, 2007 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 19, 2007) (File No. 001-09553), as amended by a 409A Letter Agreement dated December 17, 2008 (filed herewith).*
(o)
Employment Agreement dated September 16, 2008 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed September 22, 2008) (File No. 001-09553), as amended by a 409A Letter Agreement dated December 4, 2008 (filed herewith).*
(p)
Employment Agreement dated as of March 1, 2007 between CBS Corporation and Susan C. Gordon (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed April 4, 2007) (File No. 001-09553), as amended by a 409A Letter Agreement dated November 3, 2008 (filed herewith).*
(q)
Employment Agreement dated August 15, 2005 between CBS Corporation and Fredric G. Reynolds (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4/A of Former Viacom filed November 23, 2005) (File No. 333-128821), as amended by a 409A Letter Agreement dated December 19, 2008 (filed herewith).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(r)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
(i)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B effective January 1, 2009) (filed herewith).*
(ii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B effective January 1, 2009) (filed herewith).*
(iii)
CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998) (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
(iv)
Agreement dated March 2, 1999 between former CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10(r) to the Quarterly Report on Form 10-Q of CBS for the quarter ended March 31, 1999) (File No. 001-00977).*
(v)
Westinghouse Executive Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(w)(x) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (filed herewith).*
(s)
Infinity Broadcasting Corporation ("Infinity") Stock Plan for Directors assumed by Former Viacom after the merger with Infinity (effective as of February 24, 2000) (incorporated by reference to Exhibit 10(aa) (ii) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*
	(t)	CBS Corporation Matching Gifts Program for Directors (filed herewith).*
(u)
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
(v)
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

 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

        The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

Reference (Page/s)
Item 15(a)(1) Financial Statements:
1.	Management's Report on Internal Control Over Financial Reporting	II-38
2.	Report of Independent Registered Public Accounting Firm	II-39
3.	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	II-40
4.	Consolidated Balance Sheets at December 31, 2008 and 2007	II-41
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	II-42
6.	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006	II-43
7.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006	II-44
8.	Notes to Consolidated Financial Statements	II-45 – II-92
Item 15(a)(2) Financial Statement Schedule:
	II. Valuation and qualifying accounts	F-2

        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

F-1

 CBS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2008	$141.3	$—	$40.3	$6.9	$44.6	$143.9
Year ended December 31, 2007	$152.6	$—	$29.4	$1.7	$42.4	$141.3
Year ended December 31, 2006	$147.2	$—	$39.9	$2.0	$36.5	$152.6
Valuation allowance on deferred tax assets:
Year ended December 31, 2008	$126.6	$49.7	$14.9	$—	$—	$191.2
Year ended December 31, 2007	$139.1	$—	$—	$—	$12.5	$126.6
Year ended December 31, 2006	$127.7	$—	$11.4	$—	$—	$139.1
Reserves for inventory obsolescence:
Year ended December 31, 2008	$18.2	$—	$17.5	$—	$8.8	$26.9
Year ended December 31, 2007	$22.8	$—	$15.4	$—	$20.0	$18.2
Year ended December 31, 2006	$24.8	$—	$14.4	$—	$16.4	$22.8

F-2

QuickLinks

PART I
Television Stations
Radio Stations, Television Stations and Outdoor Advertising Displays
Risks Related to the Separation
Total Cumulative Stockholder Return For Five-Year Period Ending December 31, 2008
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