Form 10-Q
period 2009-03-31
CBS CORP
filed 2009-05-07
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of common stock outstanding at April 30, 2009:

        Class A Common Stock, par value $.001 per share—57,706,637

        Class B Common Stock, par value $.001 per share—621,777,627

CBS CORPORATION
INDEX TO FORM 10-Q

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

		Three Months Ended March 31,

		2009		2008

Revenues		$3,159.9		$3,654.1

Expenses:
Operating		2,313.1		2,386.3
Selling, general and administrative		597.0		580.9
Restructuring charges		—		44.9
Depreciation and amortization		142.3		117.8

Total expenses		3,052.4		3,129.9

Operating income		107.5		524.2
Interest expense		(133.2)		(138.7)
Interest income		2.3		17.6
Other items, net		(11.9)		(.2)

Earnings (loss) before income taxes and equity in loss of investee companies		(35.3)		402.9
Provision for income taxes		(8.8)		(151.3)
Equity in loss of investee companies, net of tax		(11.2)		(7.3)

Net earnings (loss)		$(55.3)		$244.3

Basic net earnings (loss) per common share		$(.08)		$.37
Diluted net earnings (loss) per common share		$(.08)	$	..36
Weighted average number of common shares outstanding:
Basic		671.5		667.9
Diluted		671.5		673.8
Dividends per common share	$	..05	$	..25

See notes to consolidated financial statements.

 CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2009	At December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$239.6	$419.5
Receivables, less allowances of $151.3 (2009) and $143.9 (2008)	2,932.9	2,749.9
Programming and other inventory (Note 5)	753.3	1,027.3
Deferred income tax assets, net	321.9	318.7
Prepaid expenses and other current assets	703.5	669.3
Current assets of discontinued operations	12.3	8.1

Total current assets	4,963.5	5,192.8

Property and equipment:
Land	337.1	337.1
Buildings	705.4	702.3
Capital leases	196.8	196.8
Advertising structures	1,879.3	1,885.5
Equipment and other	1,788.0	1,777.8

	4,906.6	4,899.5
Less accumulated depreciation and amortization	1,949.5	1,891.2

Net property and equipment	2,957.1	3,008.3

Programming and other inventory (Note 5)	1,570.7	1,578.1
Goodwill (Note 4)	8,590.1	8,647.8
Intangible assets (Note 4)	7,060.5	7,104.2
Other assets	1,170.9	1,260.9
Assets of discontinued operations	93.0	97.2

Total Assets	$26,405.8	$26,889.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$354.4	$462.8
Accrued compensation	216.5	370.7
Participants' share and royalties payable	1,006.1	962.3
Program rights	990.2	840.1
Deferred revenue	413.2	392.0
Income taxes payable	17.0	42.9
Current portion of long-term debt (Note 7)	22.5	21.3
Accrued expenses and other current liabilities	1,422.2	1,691.5
Current liabilities of discontinued operations	19.4	17.3

Total current liabilities	4,461.5	4,800.9

Long-term debt (Note 7)	7,108.7	6,974.8
Pension and postretirement benefit obligations	2,287.3	2,273.7
Deferred income tax liabilities, net	344.4	345.1
Other liabilities	3,458.6	3,617.3
Liabilities of discontinued operations	275.6	280.2
Commitments and contingencies (Note 11)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 57.7 (2009 and 2008) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 734.8 (2009) and 733.5 (2008) shares issued	.7	.7
Additional paid-in capital	43,489.3	43,495.0
Accumulated deficit	(30,653.5)	(30,598.2)
Accumulated other comprehensive loss (Note 1)	(673.5)	(606.9)

	12,163.1	12,290.7
Less treasury stock, at cost; 120.4 (2009 and 2008) Class B Shares	3,693.4	3,693.4

Total Stockholders' Equity	8,469.7	8,597.3

Total Liabilities and Stockholders' Equity	$26,405.8	$26,889.3

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2009	2008

Operating Activities:
Net earnings (loss)	$(55.3)	$244.3
Adjustments to reconcile net earnings (loss) to net cash flow (used for) provided by operating activities:
Depreciation and amortization	142.3	117.8
Stock-based compensation	32.9	33.1
Equity in loss of investee companies, net of tax and distributions	12.7	7.3
Decrease to accounts receivable securitization program	(300.0)	—
Change in assets and liabilities, net of effects of acquisitions	145.9	624.3

Net cash flow (used for) provided by operating activities	(21.5)	1,026.8

Investing Activities:
Acquisitions, net of cash acquired	(6.7)	(48.4)
Capital expenditures	(74.2)	(88.8)
Investments in and advances to investee companies	(12.5)	(1.1)
Purchases of marketable securities	(35.6)	(12.6)
Proceeds from dispositions	21.6	189.5
Proceeds from sales of marketable securities	—	4.7
Net receipts from Viacom Inc. related to the Separation	—	6.7
Other, net	(.3)	(7.4)

Net cash flow (used for) provided by investing activities	(107.7)	42.6

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	293.1	(3.7)
Repayment of notes	(151.9)	—
Payment of capital lease obligations	(3.9)	(5.0)
Dividends	(184.4)	(168.8)
Purchase of Company common stock	(4.0)	(11.9)
Proceeds from exercise of stock options	—	30.4
Excess tax benefit from stock-based compensation	.4	1.6

Net cash flow used for financing activities	(50.7)	(157.4)

Net (decrease) increase in cash and cash equivalents	(179.9)	912.0
Cash and cash equivalents at beginning of period	419.5	1,346.9

Cash and cash equivalents at end of period	$239.6	$2,258.9

Supplemental disclosure of cash flow information
Cash paid for interest	$169.0	$171.6
Cash paid for income taxes	$47.4	$47.5

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

During the second quarter of 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET"). CNET has been included in the Company's results since its acquisition. In connection with the acquisition, the Company has combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create a separate Interactive segment. Prior period results have been reclassified to conform to this presentation.

Basis of Presentation—The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates—The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2009, options to purchase 45.2 million shares of Class B Common Stock and 22.8 million RSUs, PSUs, and restricted shares were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss. For the three months ended March 31, 2008, options to purchase 37.1 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended March 31,

(in millions)	2009	2008

Weighted average shares for basic EPS	671.5	667.9
Dilutive effect of shares issuable under stock-based compensation plans	—	5.9

Weighted average shares for diluted EPS	671.5	673.8

Comprehensive Income (Loss)—Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income (loss) ("OCI") items listed in the table below.

	Three Months Ended March 31,

	2009	2008

Net earnings (loss)	$(55.3)	$244.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(77.0)	69.2
Net actuarial loss and prior service costs	11.3	4.3
Net unrealized loss on securities	(.9)	(1.4)

Total comprehensive income (loss)	$(121.9)	$316.4

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the three months ended March 31, 2009 and 2008, the Company recorded dividends of $34.7 million and $171.2 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards—In the first quarter of 2009, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. (See Note 14.)

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations. On April 1, 2009, the FASB issued FASB Staff Position ("FSP") FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies ("FSP FAS 141(R)-1") which is effective on January 1, 2009. FSP FAS 141(R)-1 amends and clarifies SFAS 141R guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157" for nonfinancial assets and liabilities. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements. (See Note 13.)

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,

	2009	2008

RSUs, PSUs and restricted shares	$27.7	$30.2
Stock options and equivalents	5.2	2.9

Stock-based compensation expense, before income taxes	32.9	33.1
Related tax benefit	(13.2)	(13.1)

Stock-based compensation expense, net of tax	$19.7	$20.0

During the three months ended March 31, 2009, the Company granted 10.5 million RSUs with a weighted-average per unit grant date fair value of $5.21. RSU grants during the first quarter of 2009 generally vest over a four-year service period. Certain RSU awards are also subject to satisfying performance conditions. During the three months ended March 31, 2009, the Company also granted .4 million PSUs with an aggregate grant date fair value of $4.3 million. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on the achievement of established operating performance goals. During the three months ended March 31, 2009, the Company also granted 13.3 million stock options with a weighted-average exercise price of $5.20. Stock option grants during the first quarter of 2009 generally vest over a three- to four-year service period.

Total unrecognized compensation cost related to non-vested RSUs, PSUs and restricted shares at March 31, 2009 was $195.3 million, which is expected to be expensed over a weighted-average period of 2.4 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at March 31, 2009 was $62.7 million, which is expected to be expensed over a weighted-average period of 3.0 years.

3) DISPOSITIONS

On March 6, 2009, the Company completed the sale of three of its owned radio stations in Denver to Wilks Broadcasting for $19.5 million.

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185.0 million.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the three months ended March 31, 2009 were as follows:

	At December 31, 2008	Activity(a)	At March 31, 2009

Television	$3,000.9	$—	$3,000.9
Radio	1,929.2	—	1,929.2
Outdoor	1,933.7	(57.7)	1,876.0
Interactive	1,368.1	—	1,368.1
Publishing	415.9	—	415.9

Total	$8,647.8	$(57.7)	$8,590.1

  (a)
  Primarily reflects foreign currency translation adjustments.

The Company's intangible assets were as follows:

At March 31, 2009	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$864.7	$(456.7)	$408.0
Franchise agreements	503.5	(237.6)	265.9
Other intangible assets	461.2	(206.1)	255.1

Total intangible assets subject to amortization	1,829.4	(900.4)	929.0
FCC licenses	5,962.7	—	5,962.7
Trade names	168.8	—	168.8

Total intangible assets	$7,960.9	$(900.4)	$7,060.5

At December 31, 2008	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$866.5	$(448.3)	$418.2
Franchise agreements	504.3	(233.9)	270.4
Other intangible assets	461.8	(192.3)	269.5

Total intangible assets subject to amortization	1,832.6	(874.5)	958.1
FCC licenses	5,977.3	—	5,977.3
Trade names	168.8	—	168.8

Total intangible assets	$7,978.7	$(874.5)	$7,104.2

Amortization expense was $32.9 million and $25.6 million for the three months ended March 31, 2009 and 2008, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2009 through 2013, to be as follows:

	2009	2010	2011	2012	2013

Amortization expense	$130.7	$126.3	$114.2	$93.3	$82.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) PROGRAMMING AND OTHER INVENTORY

	At March 31, 2009	At December 31, 2008

Program rights	$1,456.4	$1,915.7
Television programming:
Released (including acquired libraries)	608.0	551.4
In process and other	172.1	53.6
Publishing, primarily finished goods	80.9	83.7
Other	6.6	1.0

Total programming and other inventory	2,324.0	2,605.4
Less current portion	753.3	1,027.3

Total noncurrent programming and other inventory	$1,570.7	$1,578.1

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At March 31, 2009, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 10% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $71.4 million and $46.1 million for the three months ended March 31, 2009 and 2008, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the United States through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the United States after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $4.0 million and $3.8 million for the three months ended March 31, 2009 and 2008, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At March 31, 2009	At December 31, 2008

Amounts due from Viacom Inc.
Receivables	$180.5	$182.5
Other assets (Receivables, noncurrent)	211.2	249.8

Total amounts due from Viacom Inc.	$391.7	$432.3

Amounts due to Viacom Inc.
Accounts payable	$4.3	$6.5
Program rights	49.8	48.2
Other liabilities (Program rights, noncurrent)	10.2	26.5

Total amounts due to Viacom Inc.	$64.3	$81.2

Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $16.9 million and $13.7 million for the three months ended March 31, 2009 and 2008, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

7) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At March 31, 2009	At December 31, 2008

Commercial paper	$99.0	$—
Notes payable to banks	199.1	4.3
Senior debt (4.625% - 8.875% due 2010 - 2056) (a)	6,749.6	6,904.3
Other notes	—	.2
Obligations under capital leases	117.0	120.8

Total debt	7,164.7	7,029.6
Less discontinued operations debt (b)	33.5	33.5

Total debt from continuing operations	7,131.2	6,996.1
Less current portion	22.5	21.3

Total long-term debt from continuing operations, net of current portion	$7,108.7	$6,974.8

    (a)
    At March 31, 2009 and December 31, 2008, the senior debt balances included (i) a net unamortized premium of $22.5 million and $23.3 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $86.7 million and $88.0 million, respectively. The face value of the Company's senior debt was $6.64 billion at March 31, 2009 and $6.79 billion at December 31, 2008.

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

During the first quarter of 2009, the Company repurchased $152.8 million of its 7.70% senior notes due 2010 resulting in a gain on early extinguishment of debt of $.7 million.

Credit Facility

At March 31, 2009, the Company had a $3.0 billion revolving credit facility which expires in December 2010 (the "Credit Facility"). The Credit Facility requires the Company to maintain a minimum Consolidated Coverage Ratio, as defined in the Credit Facility, of 3.0x for the trailing four quarters. At March 31, 2009, the Company's Consolidated Coverage Ratio was 4.76x. The primary purpose of the Credit Facility is to support commercial paper borrowings. At March 31, 2009, the Company had $197.0 million of borrowings outstanding under its $3.0 billion Credit Facility and $99.0 million of outstanding commercial paper borrowings. The Company has classified its outstanding borrowings under the Credit Facility and commercial paper program as long-term debt, reflecting its intent and ability to refinance this debt on a long-term basis. The remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.50 billion.

Accounts Receivable Securitization Program

The Company's revolving accounts receivable securitization program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of March 31, 2009, the Company was in compliance with the required ratios under the receivable securitization program. During the first quarter of 2009, the Company reduced amounts outstanding under its accounts receivable securitization program by $300.0 million to $250.0 million at March 31, 2009 from $550.0 million at December 31, 2008.

During the three months ended March 31, 2009 and 2008, proceeds from collections of securitized accounts receivables of $283.0 million and $681.1 million, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.6 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2009	2008	2009	2008

Components of net periodic cost:
Service cost	$7.4	$8.4	$.2	$.3
Interest cost	72.9	74.9	12.4	13.6
Expected return on plan assets	(54.5)	(69.5)	—	—
Amortization of actuarial loss (gain)	21.3	8.2	(2.8)	(1.1)
Amortization of prior service cost (credit)	.2	.1	(.1)	(.1)

Net periodic cost	$47.3	$22.1	$9.7	$12.7

9) STOCKHOLDERS' EQUITY

On February 18, 2009, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on April 1, 2009. The total dividend was $34.7 million of which $33.6 million was paid on April 1, 2009 and $1.1 million was accrued to be paid upon vesting of RSUs and restricted shares. During the first quarter of 2009, the Company paid $184.4 million for the dividend declared on November 13, 2008 and for dividend payments on RSUs and restricted shares that vested during the first quarter of 2009.

10) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) before income taxes and equity in loss of investee companies.

	Three Months Ended March 31,
	2009	2008

Earnings (loss) before income taxes and equity in loss of investee companies	$(35.3)	$402.9
Provision for income taxes	$(8.8)	$(151.3)

The provision for income taxes of $8.8 million for the three months ended March 31, 2009 was impacted by the reversal of certain international net operating loss carryforwards, as well as a reduction of deferred tax assets associated with stock-based compensation. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

The Company is currently under examination by the Internal Revenue Service for the years 2006 and 2007. The IRS has completed its field audit for the year 2005 and the Company expects to settle the audit within the next six months. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open examinations, the Company believes it is reasonably possible that the total reserve for uncertain tax positions may change within the next twelve

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

months which may impact the Company's effective income tax rate. The ultimate outcome of these examinations as well as an estimate of any related impact to the reserve for uncertain tax positions can not currently be determined.

11) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2009, the outstanding letters of credit and surety bonds approximated $358.7 million and were not recorded on the Consolidated Balance Sheets.

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

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a Super Bowl half-time show by the Company's television stations (the "Superbowl Proceeding"). In May 2006, the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. In July 2008, the U.S. Court of Appeals for the Third Circuit vacated the FCC's order to have the Company pay the forfeiture and remanded the case to the FCC. On November 18, 2008, the FCC filed a petition for certiorari with the U.S. Supreme Court, seeking review of the Third Circuit's decision. The petition requested that the U.S. Supreme Court not act on

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the petition until it ruled in the "fleeting expletives case" mentioned below. On January 8, 2009, the Company filed its opposition to the FCC's petition for certiorari.

In another case involving broadcasts on another network, in June 2007, the U.S. Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the U.S. Supreme Court granted the FCC's petition to review the U.S. Court of Appeals for the Second Circuit's decision. On November 4, 2008, the U.S. Supreme Court heard argument in this case. On April 28, 2009, the U.S. Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit.

Following the decision in the fleeting expletives case, on May 4, 2009, the U.S. Supreme Court remanded the Superbowl Proceeding to the U.S. Court of Appeals for the Third Circuit. Both cases will be the subject of further proceedings, in light of the U.S. Supreme Court's April 28, 2009 decision, before the respective U.S. Court of Appeals.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2009, the Company had pending approximately 67,540 asbestos claims, as compared with approximately 68,520 as of December 31, 2008 and 72,870 as of March 31, 2008. During the first quarter of 2009, the Company received approximately 1,140 new claims and closed or moved to an inactive docket approximately 2,120 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

factors. The Company's total costs for the years 2008 and 2007 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $15.0 million and $17.5 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) RESTRUCTURING CHARGES

During 2008, as a result of weakened economic conditions, the Company reduced its cost structure across all of its segments. Accordingly, the Company recorded total restructuring charges of $136.7 million, of which $44.9 million was recorded during the first quarter of 2008. The charges reflect $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of March 31, 2009, the Company paid $73.3 million of severance costs and $2.3 million of the contract termination and other associated costs, of which $28.8 million and $.8 million, respectively, was paid during the three months ended March 31, 2009. The following table sets forth the activity for these restructuring charges by segment.

	Balance at December 31, 2008	First Quarter 2009 Payments	Balance at March 31, 2009

Television	$35.9	$(13.3)	$22.6
Radio	38.9	(8.6)	30.3
Outdoor	7.8	(3.4)	4.4
Interactive	2.7	(2.3)	.4
Publishing	3.9	(1.7)	2.2
Corporate	1.5	(.3)	1.2

Total	$90.7	$(29.6)	$61.1

13) FAIR VALUE MEASUREMENTS

The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS 157, which prioritizes the inputs used in measuring fair value.

	Level 1 (a)	Level 2 (b)	Level 3	Total

Assets:
Investments	$37.6	$100.6	$—	$138.2
Foreign currency hedges	—	10.6	—	10.6

Total Assets	$37.6	$111.2	$—	$148.8

Liabilities:
Deferred compensation	$—	$96.5	$—	$96.5
Foreign currency hedges	—	1.0	—	1.0

Total Liabilities	$—	$97.5	$—	$97.5

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

14) FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to modify its exposure to changes in foreign currency exchange rates when translating from the foreign local currency to the U.S. dollar. The Company does not hold or enter into derivative financial instruments for speculative trading purposes. Foreign exchange forward contracts have principally been used to hedge cash flows, generally within the next twelve months, in such currencies as the British Pound, the Euro, the Canadian Dollar, the Mexican Peso and the Australian Dollar. The Company designates forward contracts used to hedge projected future television and film production costs as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income and reclassified to programming costs upon settlement. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows.

At March 31, 2009, the notional amount of all foreign exchange contracts was $121.9 million, of which $26.0 million relates to the hedging of future production costs and $95.9 million represents hedges of expected foreign currency cash flows.

The fair value of foreign exchange contracts recorded on the Consolidated Balance Sheets at March 31, 2009 was as follows:

	Fair Value	Balance Sheet Account

Designated hedging instruments	$1.4	Prepaid expenses and other current assets
Non-designated hedging instruments:
Assets	9.2	Prepaid expenses and other current assets
Liabilities	(1.0)	Accrued expenses and other current liabilities

Total	$9.6

Gains recognized on foreign exchange contracts were as follows:

	Three Months Ended March 31, 2009	Financial Statement Account

Designated hedging instruments:
Recognized in OCI	$1.4	Accumulated OCI
Reclassified from accumulated OCI	$.1	Programming costs
Non-designated hedging instruments	$2.6	Other items, net

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

15) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. CNET has been included in the Company's results since its acquisition in the second quarter 2008. In connection with this acquisition, the Company combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create a separate Interactive segment. Prior period results have been reclassified to conform to this presentation.

	Three Months Ended March 31,

	2009	2008

Revenues:
Television	$2,230.6	$2,544.7
Radio	259.7	363.5
Outdoor	379.9	496.9
Interactive	133.6	52.9
Publishing	161.7	201.6
Eliminations	(5.6)	(5.5)

Total Revenues	$3,159.9	$3,654.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents segment operating income (loss) before depreciation and amortization ("Segment OIBDA") as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

	Three Months Ended March 31,

	2009	2008

Segment OIBDA:
Television	$228.7	$448.4
Radio	52.2	122.3
Outdoor	25.1	101.5
Interactive	8.2	1.1
Publishing	.1	17.1
Corporate	(28.5)	(26.0)
Residual costs	(36.0)	(22.4)
Depreciation and amortization	(142.3)	(117.8)

Total Operating Income	107.5	524.2
Interest expense	(133.2)	(138.7)
Interest income	2.3	17.6
Other items, net	(11.9)	(.2)

Earnings (loss) before income taxes and equity in loss of investee companies	(35.3)	402.9
Provision for income taxes	(8.8)	(151.3)
Equity in loss of investee companies, net of tax	(11.2)	(7.3)

Net Earnings (Loss)	$(55.3)	$244.3

	Three Months Ended March 31,

	2009	2008

Operating Income (Loss):
Television	$184.7	$404.8
Radio	43.7	115.0
Outdoor	(38.2)	44.1
Interactive	(11.6)	(2.7)
Publishing	(2.1)	14.6
Corporate	(33.0)	(29.2)
Residual costs	(36.0)	(22.4)

Total Operating Income	$107.5	$524.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,

	2009	2008

Depreciation and Amortization:
Television	$44.0	$43.6
Radio	8.5	7.3
Outdoor	63.3	57.4
Interactive	19.8	3.8
Publishing	2.2	2.5
Corporate	4.5	3.2

Total Depreciation and Amortization	$142.3	$117.8

	Three Months Ended March 31,

	2009	2008

Stock-based Compensation:
Television	$14.0	$15.7
Radio	4.2	3.8
Outdoor	1.6	1.5
Interactive	1.7	.6
Publishing	.9	1.0
Corporate	10.5	10.5

Total Stock-based Compensation	$32.9	$33.1

	Three Months Ended March 31,

	2009	2008

Capital Expenditures:
Television	$25.0	$34.6
Radio	11.3	6.1
Outdoor	25.9	41.4
Interactive	5.5	1.4
Publishing	.5	1.8
Corporate	6.0	3.5

Total Capital Expenditures	$74.2	$88.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	At March 31, 2009	At December 31, 2008

Total Assets:
Television	$12,177.2	$12,170.3
Radio	5,972.3	6,047.3
Outdoor	4,575.2	4,694.5
Interactive	2,044.0	2,074.8
Publishing	1,094.1	1,222.0
Corporate	498.4	675.5
Discontinued operations	105.3	105.3
Eliminations	(60.7)	(100.4)

Total Assets	$26,405.8	$26,889.3

16)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Statement of Operations For the Three Months Ended March 31, 2009

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$24.8	$26.8	$3,108.3	$—	$3,159.9

Expenses:
Operating	16.8	21.4	2,274.9	—	2,313.1
Selling, general and administrative	43.4	36.7	516.9	—	597.0
Depreciation and amortization	1.1	2.5	138.7	—	142.3

Total expenses	61.3	60.6	2,930.5	—	3,052.4

Operating income (loss)	(36.5)	(33.8)	177.8	—	107.5
Interest (expense) income, net	(142.5)	(75.4)	87.0	—	(130.9)
Other items, net	5.8	(2.2)	(15.5)	—	(11.9)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(173.2)	(111.4)	249.3	—	(35.3)
Benefit (provision) for income taxes	69.1	37.5	(115.4)	—	(8.8)
Equity in earnings (loss) of investee companies, net of tax	48.8	98.7	(11.2)	(147.5)	(11.2)

Net earnings (loss)	$(55.3)	$24.8	$122.7	$(147.5)	$(55.3)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended March 31, 2008

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$35.6	$29.3	$3,589.2	$—	$3,654.1

Expenses:
Operating	20.1	23.0	2,343.2	—	2,386.3
Selling, general and administrative	30.8	33.4	516.7	—	580.9
Restructuring charges	3.7	—	41.2	—	44.9
Depreciation and amortization	1.8	1.2	114.8	—	117.8

Total expenses	56.4	57.6	3,015.9	—	3,129.9

Operating income (loss)	(20.8)	(28.3)	573.3	—	524.2
Interest (expense) income, net	(145.6)	(72.9)	97.4	—	(121.1)
Other items, net	37.5	9.8	(47.5)	—	(.2)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(128.9)	(91.4)	623.2	—	402.9
Benefit (provision) for income taxes	51.0	36.2	(238.5)	—	(151.3)
Equity in earnings (loss) of investee companies, net of tax	322.2	129.0	(7.3)	(451.2)	(7.3)

Net earnings	$244.3	$73.8	$377.4	$(451.2)	$244.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At March 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$2.3	$.6	$236.7	$—	$239.6
Receivables, net	18.6	36.9	2,877.4	—	2,932.9
Programming and other inventory	4.6	6.8	741.9	—	753.3
Prepaid expenses and other current assets	51.7	68.9	928.8	(11.7)	1,037.7

Total current assets	77.2	113.2	4,784.8	(11.7)	4,963.5

Property and equipment	46.5	72.2	4,787.9	—	4,906.6
Less accumulated depreciation and amortization	14.9	27.4	1,907.2	—	1,949.5

Net property and equipment	31.6	44.8	2,880.7	—	2,957.1

Programming and other inventory	5.6	31.6	1,533.5	—	1,570.7
Goodwill	100.3	63.0	8,426.8	—	8,590.1
Intangible assets	255.1	—	6,805.4	—	7,060.5
Investments in consolidated subsidiaries	32,807.1	5,196.0	—	(38,003.1)	—
Other assets	98.5	24.6	1,140.8	—	1,263.9

Total Assets	$33,375.4	$5,473.2	$25,572.0	$(38,014.8)	$26,405.8

Liabilities and Stockholders' Equity
Accounts payable	$5.0	$9.2	$340.2	$—	$354.4
Participants' share and royalties payable	—	17.3	988.8	—	1,006.1
Program rights	5.4	8.3	976.5	—	990.2
Current portion of long-term debt	5.1	—	17.4	—	22.5
Accrued expenses and other	322.0	252.8	1,525.5	(12.0)	2,088.3

Total current liabilities	337.5	287.6	3,848.4	(12.0)	4,461.5

Long-term debt	6,954.8	—	153.9	—	7,108.7
Other liabilities	3,192.0	775.8	2,398.9	(.8)	6,365.9
Intercompany payables	9,712.1	(5,403.4)	(9,347.4)	5,038.7	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,489.3	—	61,434.8	(61,434.8)	43,489.3
Retained earnings (deficit)	(25,944.2)	10,021.4	(29,714.0)	14,983.3	(30,653.5)
Accumulated other comprehensive income (loss)	(673.5)	.1	333.2	(333.3)	(673.5)

	16,872.4	10,144.3	33,318.1	(48,171.7)	12,163.1
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	13,179.0	9,813.2	28,518.2	(43,040.7)	8,469.7

Total Liabilities and Stockholders' Equity	$33,375.4	$5,473.2	$25,572.0	$(38,014.8)	$26,405.8

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(193.7)	$(71.4)	$243.6	$—	$(21.5)

Investing Activities:
Acquisitions, net of cash acquired	—	—	(6.7)	—	(6.7)
Capital expenditures	—	(6.0)	(68.2)	—	(74.2)
Investments in and advances to investee companies	—	—	(12.5)	—	(12.5)
Purchases of marketable securities	—	(35.6)	—	—	(35.6)
Proceeds from dispositions	—	—	21.6	—	21.6
Other, net	(.3)	—	—	—	(.3)

Net cash flow used for investing activities	(.3)	(41.6)	(65.8)	—	(107.7)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	296.0	—	(2.9)	—	293.1
Repayment of notes	(151.9)	—	—	—	(151.9)
Payment of capital lease obligations	—	—	(3.9)	—	(3.9)
Dividends	(184.4)	—	—	—	(184.4)
Purchase of Company common stock	(4.0)	—	—	—	(4.0)
Excess tax benefit from stock-based compensation	.4	—	—	—	.4
Increase (decrease) in intercompany payables	131.6	112.8	(244.4)	—	—

Net cash flow provided by (used for) financing activities	87.7	112.8	(251.2)	—	(50.7)

Net decrease in cash and cash equivalents	(106.3)	(.2)	(73.4)	—	(179.9)
Cash and cash equivalents at beginning of period	108.6	.8	310.1	—	419.5

Cash and cash equivalents at end of period	$2.3	$.6	$236.7	$—	$239.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(181.8)	$(74.1)	$1,282.7	$—	$1,026.8

Investing Activities:
Acquisitions, net of cash acquired	(38.6)	—	(9.8)	—	(48.4)
Capital expenditures	—	(3.5)	(85.3)	—	(88.8)
Investments in and advances to investee companies	—	—	(1.1)	—	(1.1)
Purchases of marketable securities	—	(12.6)	—	—	(12.6)
Proceeds from dispositions	3.9	—	185.6	—	189.5
Proceeds from sales of marketable securities	—	4.7	—	—	4.7
Net receipts from Viacom Inc. related to the Separation	—	—	6.7	—	6.7
Other, net	(.4)	(7.0)	—	—	(7.4)

Net cash flow (used for) provided by investing activities	(35.1)	(18.4)	96.1	—	42.6

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(3.7)	—	(3.7)
Payment of capital lease obligations	—	—	(5.0)	—	(5.0)
Dividends	(168.8)	—	—	—	(168.8)
Purchase of Company common stock	(11.9)	—	—	—	(11.9)
Proceeds from exercise of stock options	30.4	—	—	—	30.4
Excess tax benefit from stock-based compensation	1.6	—	—	—	1.6
Increase (decrease) in intercompany payables	1,449.6	92.5	(1,542.1)	—	—

Net cash flow provided by (used for) financing activities	1,300.9	92.5	(1,550.8)	—	(157.4)

Net increase (decrease) in cash and cash equivalents	1,084.0	—	(172.0)	—	912.0
Cash and cash equivalents at beginning of period	732.9	.8	613.2	—	1,346.9

Cash and cash equivalents at end of period	$1,816.9	$.8	$441.2	$—	$2,258.9

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Consolidated Results of Operations

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Revenues

The following table presents the Company's consolidated revenues by type, net of intercompany eliminations, for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2009		2008		$	%

Advertising sales	$2,028.4	64%	$2,412.9	66%	$(384.5)	(16)%
Television license fees	462.7	15	606.6	16	(143.9)	(24)
Affiliate revenues	316.0	10	291.2	8	24.8	9
Publishing	161.7	5	201.6	6	(39.9)	(20)
Home entertainment	62.7	2	37.0	1	25.7	69
Other	128.4	4	104.8	3	23.6	23

Total Revenues	$3,159.9	100%	$3,654.1	100%	$(494.2)	(14)%

Advertising sales decreased $384.5 million, or 16%, to $2.03 billion for the three months ended March 31, 2009 principally reflecting continued softness in the television, radio and outdoor advertising markets resulting from the weak economic environment, and lower political advertising sales. These decreases were partially offset by the impact of the acquisition of CNET Networks, Inc. ("CNET") in the second quarter of 2008.

Television license fees decreased $143.9 million, or 24%, to $462.7 million for the three months ended March 31, 2009 principally due to the absence of the initial benefit in the first quarter of 2008 of the new international self-distribution arrangement for the CSI franchise, partially offset by higher international syndication sales.

Affiliate revenues increased $24.8 million, or 9%, to $316.0 million for the three months ended March 31, 2009 due to rate increases and subscriber growth at Showtime Networks and CBS College Sports Network.

Publishing revenues decreased $39.9 million, or 20%, to $161.7 million for the three months ended March 31, 2009 principally reflecting a soft retail market and the timing of the release of titles.

Home entertainment revenues increased $25.7 million, or 69%, to $62.7 million for the three months ended March 31, 2009 reflecting the performance of DVD titles.

Other revenues, which include digital media revenues and other ancillary fees for Television, Radio, Outdoor and Interactive operations, increased $23.6 million, or 23%, to $128.4 million for the three months ended March 31, 2009, primarily reflecting the impact of the acquisition of CNET partially offset by the absence of first quarter 2008 revenues associated with certain of the Company's former agreements with Westwood One, Inc. ("Westwood One"), which were concluded during the first quarter of 2008.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues

The Company generated approximately 15% of its total revenues from international regions for the three months ended March 31, 2009 and 20% for the three months ended March 31, 2008. The decrease in international revenues as a percentage of total revenues for the first quarter of 2009 was principally due to the absence of the initial benefit in the first quarter of 2008 of the new international self-distribution arrangement for the CSI franchise and the impact of foreign exchange rate changes.

Operating Expenses

The following table presents the Company's consolidated operating expenses by type, net of intercompany eliminations, for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
Operating Expenses by Type		Percentage of Total		Percentage of Total	Increase/(Decrease)
	2009		2008		$	%

Programming	$1,085.8	47%	$1,061.5	45%	$24.3	2%
Production	588.0	25	677.8	28	(89.8)	(13)
Outdoor operations	271.5	12	296.4	12	(24.9)	(8)
Publishing operations	118.6	5	135.6	6	(17.0)	(13)
Other	249.2	11	215.0	9	34.2	16

Total Operating Expenses	$2,313.1	100%	$2,386.3	100%	$(73.2)	(3)%

Operating expenses for the three months ended March 31, 2009 decreased $73.2 million, or 3%, to $2.31 billion.

Programming expenses for the three months ended March 31, 2009 increased $24.3 million, or 2%, to $1.09 billion primarily reflecting higher costs associated with cable programming.

Production expenses for the three months ended March 31, 2009 decreased $89.8 million, or 13%, to $588.0 million primarily due to lower production costs associated with lower syndication revenues, partially offset by the impact of the Writers Guild of America ("WGA") strike which reduced production costs in the first quarter of 2008.

Outdoor operations expenses for the three months ended March 31, 2009 decreased $24.9 million, or 8%, to $271.5 million primarily reflecting the impact of foreign exchange rate changes partially offset by higher transit costs in Europe.

Publishing operations expenses for the three months ended March 31, 2009 decreased $17.0 million, or 13%, to $118.6 million principally due to lower author royalty and production expenses driven by the decrease in revenues.

Other operating expenses for the three months ended March 31, 2009 increased $34.2 million, or 16%, to $249.2 million primarily reflecting increased costs associated with digital media, including the impact of the acquisition of CNET.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $16.1 million, or 3%, to $597.0 million

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

for the three months ended March 31, 2009 primarily due to the impact of the acquisition of CNET and the absence of the first quarter 2008 settlement of an international receivable claim, partially offset by lower expenses resulting from restructuring and cost-savings initiatives implemented across the Company's segments, and the impact of foreign exchange rate changes. Pension and postretirement benefits costs increased $22.2 million to $57.0 million for the three months ended March 31, 2009 from $34.8 million for the same prior-year period due to pension plan asset performance in 2008. SG&A expenses as a percentage of revenues were 19% and 16% for the three months ended March 31, 2009 and 2008, respectively.

Restructuring Charges

During 2008, as a result of weakened economic conditions, the Company reduced its cost structure across all of its segments. Accordingly, the Company recorded total restructuring charges of $136.7 million, of which $44.9 million was recorded during the first quarter of 2008. The charges reflect $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of March 31, 2009, the Company paid $73.3 million of severance costs and $2.3 million of the contract termination and other associated costs, of which $28.8 million and $.8 million, respectively, was paid during the three months ended March 31, 2009. The following table sets forth the activity for these restructuring charges by segment.

	Balance at December 31, 2008	First Quarter 2009 Payments	Balance at March 31, 2009

Television	$35.9	$(13.3)	$22.6
Radio	38.9	(8.6)	30.3
Outdoor	7.8	(3.4)	4.4
Interactive	2.7	(2.3)	.4
Publishing	3.9	(1.7)	2.2
Corporate	1.5	(.3)	1.2

Total	$90.7	$(29.6)	$61.1

Depreciation and Amortization

For the three months ended March 31, 2009, depreciation and amortization increased $24.5 million, or 21%, to $142.3 million principally reflecting higher depreciation and amortization associated with fixed assets and intangible assets acquired in connection with CNET and higher depreciation resulting from 2008 capital expenditures at Outdoor.

Interest Expense

For the three months ended March 31, 2009, interest expense decreased $5.5 million to $133.2 million from $138.7 million for the same prior-year period primarily reflecting the repurchases of a portion of the Company's 7.70% senior notes due 2010 during the fourth quarter of 2008 and the first quarter of 2009. The Company had $7.13 billion of principal amounts of debt outstanding (including current maturities) at both March 31, 2009 and 2008, at weighted average interest rates of 6.8% and 7.1%, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Income

For the three months ended March 31, 2009, interest income decreased $15.3 million to $2.3 million from $17.6 million for the same prior-year period reflecting lower average cash balances and lower interest rates.

Other Items, Net

For the three months ended March 31, 2009, "Other items, net" reflected a net loss of $11.9 million principally consisting of foreign exchange translation losses of $11.8 million.

For the three months ended March 31, 2008, "Other items, net" reflected a net loss of $.2 million consisting of losses of $4.2 million associated with securitizing accounts receivables partially offset by foreign exchange translation gains of $4.0 million.

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) before income taxes and equity in loss of investee companies.

	Three Months Ended March 31,
	2009	2008

Earnings (loss) before income taxes and equity in loss of investee companies	$(35.3)	$402.9
Provision for income taxes	$(8.8)	$(151.3)

The provision for income taxes of $8.8 million for the three months ended March 31, 2009 was impacted by the reversal of certain international net operating loss carryforwards, as well as a reduction of deferred tax assets associated with stock-based compensation. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

The Company's annual effective income tax rate for 2009 is currently expected to be approximately 45% which excludes the impact of any settlements of income tax audits or future reductions of deferred tax assets associated with the vesting of stock-based compensation, as they can not currently be determined.

Equity in Loss of Investee Companies, Net of Tax

Equity in loss of investee companies, net of tax, reflects the operating results of the Company's equity investments. For the three months ended March 31, 2009, equity in loss of investee companies, net of tax, increased $3.9 million to a loss of $11.2 million.

Net Earnings (Loss)

The Company reported a net loss of $55.3 million for the three months ended March 31, 2009 versus net earnings of $244.3 million for the three months ended March 31, 2008.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three months ended March 31, 2009 and 2008, respectively. In connection with the acquisition of CNET in the second quarter of 2008, the Company combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create a separate Interactive segment. Prior period results have been reclassified to conform to this presentation.

	Three Months Ended March 31,
	2009	2008

Revenues:
Television	$2,230.6	$2,544.7
Radio	259.7	363.5
Outdoor	379.9	496.9
Interactive	133.6	52.9
Publishing	161.7	201.6
Eliminations	(5.6)	(5.5)

Total Revenues	$3,159.9	$3,654.1

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,

	2009	2008

Segment OIBDA:
Television	$228.7	$448.4
Radio	52.2	122.3
Outdoor	25.1	101.5
Interactive	8.2	1.1
Publishing	.1	17.1
Corporate	(28.5)	(26.0)
Residual costs	(36.0)	(22.4)
Depreciation and amortization	(142.3)	(117.8)

Total Operating Income	$107.5	$524.2

Operating Income (Loss):
Television	$184.7	$404.8
Radio	43.7	115.0
Outdoor	(38.2)	44.1
Interactive	(11.6)	(2.7)
Publishing	(2.1)	14.6
Corporate	(33.0)	(29.2)
Residual costs	(36.0)	(22.4)

Total Operating Income	$107.5	$524.2

Depreciation and Amortization:
Television	$44.0	$43.6
Radio	8.5	7.3
Outdoor	63.3	57.4
Interactive	19.8	3.8
Publishing	2.2	2.5
Corporate	4.5	3.2

Total Depreciation and Amortization	$142.3	$117.8

    (a)
    The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net Earnings (Loss) is presented in Note 15 (Reportable Segments) to the consolidated financial statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Television (CBS Television Network, CBS Television Stations, CBS Television Studios, CBS Television Distribution, CBS College Sports Network and Showtime Networks)

(Contributed 71% to consolidated revenues of the three months ended March 31, 2009 versus 70% for the comparable prior-year period.)

	Three Months Ended March 31,

	2009	2008

Revenues	$2,230.6	$2,544.7

OIBDA	$228.7	$448.4
Depreciation and amortization	(44.0)	(43.6)

Operating income	$184.7	$404.8

OIBDA as a % of revenues	10%	18%
Operating income as a % of revenues	8%	16%
Restructuring charges	$—	$34.9
Capital expenditures	$25.0	$34.6

For the three months ended March 31, 2009, Television revenues decreased 12% to $2.23 billion from $2.54 billion for the same prior-year period due to lower advertising sales and lower television license fees partially offset by higher affiliate and home entertainment revenues. The following table presents revenues by type for the Television segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
		% of		% of	Increase/(Decrease)
Television Revenues by Type	2009	Total	2008	Total	$	%

Advertising sales	$1,307.9	58%	$1,537.1	60%	$(229.2)	(15)%
Television license fees	462.7	21	606.6	24	(143.9)	(24)
Affiliate revenues	316.0	14	291.2	11	24.8	9
Home entertainment	62.7	3	37.0	2	25.7	69
Other	81.3	4	72.8	3	8.5	12

Total Television Revenues	$2,230.6	100%	$2,544.7	100%	$(314.1)	(12)%

Advertising sales decreased 15% primarily reflecting softness in the advertising marketplace and lower political advertising sales. Television license fees decreased 24% primarily due to the absence of the initial benefit in the first quarter of 2008 of the new international self-distribution arrangement for the CSI franchise, partially offset by higher international syndication sales. Affiliate revenues increased 9% driven by rate increases and subscriber growth at Showtime Networks and CBS College Sports Network. Home entertainment revenues increased 69% reflecting the performance of DVD titles.

For the three months ended March 31, 2009, Television operating income decreased $220.1 million, or 54%, to $184.7 million and OIBDA decreased $219.7 million, or 49%, to $228.7 million primarily due to lower advertising revenues and lower profits from syndication sales partially offset by the absence of the first quarter 2008 restructuring charges of $34.9 million and lower expenses associated with restructuring and cost-savings initiatives.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Dispositions

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185.0 million.

Radio (CBS Radio)

(Contributed 8% to consolidated revenues for the three months ended March 31, 2009 versus 10% for the comparable prior-year period.)

	Three Months Ended March 31,

	2009	2008

Revenues	$259.7	$363.5

OIBDA	$52.2	$122.3
Depreciation and amortization	(8.5)	(7.3)

Operating income	$43.7	$115.0

OIBDA as a % of revenues	20%	34%
Operating income as a % of revenues	17%	32%
Restructuring charges	$—	$10.0
Capital expenditures	$11.3	$6.1

For the three months ended March 31, 2009, Radio revenues decreased 29% to $259.7 million from $363.5 million for the same prior-year period reflecting softness in the advertising marketplace, primarily resulting from the weak economic environment, and the absence of first quarter 2008 revenues of $12.0 million associated with certain of the Company's former agreements with Westwood One which were concluded during the first quarter of 2008.

For the three months ended March 31, 2009, Radio operating income decreased $71.3 million, or 62%, to $43.7 million and OIBDA decreased $70.1 million, or 57%, to $52.2 million driven by lower advertising sales and the absence of the aforementioned revenues from Westwood One. These decreases were partially offset by the absence of the first quarter 2008 restructuring charges of $10.0 million and lower talent and employee-related costs resulting from restructuring and cost-savings initiatives.

Dispositions

On April 1, 2009, the Company completed a transaction with Clear Channel Communications, Inc. for the swap of five of its mid-size market radio stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston.

On March 6, 2009, the Company completed the sale of three of its owned radio stations in Denver to Wilks Broadcasting for $19.5 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

(Contributed 12% to consolidated revenues for the three months ended March 31, 2009 versus 14% for the comparable prior-year period.)

	Three Months Ended March 31,

	2009	2008

Revenues	$379.9	$496.9

OIBDA	$25.1	$101.5
Depreciation and amortization	(63.3)	(57.4)

Operating income (loss)	$(38.2)	$44.1

OIBDA as a % of revenues	7%	20%
Operating income as a % of revenues	NM	9%
Capital expenditures	$25.9	$41.4

    NM - Not meaningful

For the three months ended March 31, 2009, Outdoor revenues decreased 24% to $379.9 million from $496.9 million for the same prior-year period due to lower advertising sales resulting from a weak advertising marketplace worldwide, and the impact of foreign exchange rate changes as a result of the strengthening of the U.S. dollar. Revenues for North America (which is comprised of the United States, Canada and Mexico) decreased 18% for the three months ended March 31, 2009 primarily due to a revenue decline of 18% in the U.S. billboards business and the impact of foreign exchange rate changes. Revenues for International (which is comprised of Europe, Asia and South America) decreased 31% driven by foreign exchange rate changes and lower advertising sales principally due to a weak advertising market in Europe during the first quarter of 2009, partially offset by the inclusion of the results of International Outdoor Advertising Group, the Company's outdoor operations in South America, which was acquired during the second quarter of 2008. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $48 million for the three months ended March 31, 2009. Approximately 45% and 50% of Outdoor revenues were generated from regions outside the United States for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, Outdoor reported an operating loss of $38.2 million compared to operating income of $44.1 million for the same prior-year period. Outdoor OIBDA decreased $76.4 million, or 75%, to $25.1 million for the three months ended March 31, 2009 from $101.5 million for the same prior-year period. These decreases were driven by the decline in advertising sales. In addition, Outdoor's franchise and lease costs are generally fixed in nature and, due to the difficult advertising marketplace worldwide, many of Outdoor's transit contracts are operating at their minimum guarantee levels, therefore adversely impacting OIBDA and operating income margins during the first quarter of 2009. North America reported an operating loss of $2.0 million for the three months ended March 31, 2009, compared to operating income of $45.0 million for the same prior-year period and North America OIBDA decreased $47.5 million, or 52%, to $43.8 million from $91.3 million for the same prior-year period. These decreases were driven by the revenue decline. For the three months ended March 31, International reported an operating loss of $36.2 million for 2009 versus an operating loss of $.9 million for 2008 and an OIBDA loss of $18.7 million for 2009 versus income of $10.2 million for 2008. These decreases principally reflected the decline in advertising sales

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and higher transit costs in Europe, partially offset by lower employee-related costs resulting from restructuring and cost-savings initiatives. The operating loss for International was also negatively impacted by higher depreciation expense for the three months ended March 31, 2009 versus the same prior-year period.

Interactive (CBS Interactive)

(Contributed 4% to consolidated revenues for the three months ended March 31, 2009 versus 1% for the comparable prior-year period.)

	Three Months Ended March 31,

	2009	2008

Revenues	$133.6	$52.9

OIBDA	$8.2	$1.1
Depreciation and amortization	(19.8)	(3.8)

Operating loss	$(11.6)	$(2.7)

OIBDA as a % of revenues	6%	2%
Capital expenditures	$5.5	$1.4

During the second quarter of 2008 the Company completed the acquisition of CNET for $1.8 billion.

For the three months ended March 31, 2009, Interactive revenues increased $80.7 million to $133.6 million from $52.9 million for the same prior-year period, as Interactive results for the first quarter of 2008 did not include $89.1 million of first quarter 2008 revenues generated from CNET, which was acquired in the second quarter of 2008. The Interactive revenue increase also reflects higher mobile revenues partially offset by lower display advertising sales due to the weak advertising marketplace resulting from the economic environment.

For the three months ended March 31, 2009, Interactive reported an operating loss of $11.6 million compared to an operating loss of $2.7 million for the same prior-year period, reflecting depreciation and amortization expense associated with fixed assets and intangible assets acquired in connection with CNET. Interactive OIBDA increased to $8.2 million for the three months ended March 31, 2009 from $1.1 million for the same prior-year period due to the impact of the acquisition of CNET and lower employee-related costs resulting from headcount reductions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 5% to consolidated revenues for the three months ended March 31, 2009 versus 6% for the comparable prior-year period.)

	Three Months Ended March 31,

	2009	2008

Revenues	$161.7	$201.6

OIBDA	$.1	$17.1
Depreciation and amortization	(2.2)	(2.5)

Operating income (loss)	$(2.1)	$14.6

OIBDA as a % of revenues	—%	8%
Operating income as a % of revenues	NM	7%
Capital expenditures	$.5	$1.8

    NM - Not meaningful

For the three months ended March 31, 2009, Publishing revenues decreased 20% to $161.7 million from $201.6 million for the same prior-year period reflecting a soft retail market and the timing of the release of titles.

For the three months ended March 31, 2009, Publishing reported an operating loss of $2.1 million versus operating income of $14.6 million for the same prior-year period. Publishing OIBDA decreased to $.1 million from $17.1 million for the same prior-year period. These decreases were driven by the revenue decline partially offset by lower author royalty expenses, production costs and selling and advertising expenses resulting from the revenue decrease, and lower employee-related costs due to restructuring and cost-savings initiatives.

Financial Position

Current assets decreased $229.3 million to $4.96 billion at March 31, 2009 from $5.19 billion at December 31, 2008, primarily due to decreases in cash and cash equivalents and programming and other inventory, partially offset by an increase in receivables. The decrease in programming and other inventory of $274.0 million reflected the timing of sports programming payments. The increase in receivables of $183.0 million was due to the reduction to amounts outstanding under the revolving accounts receivable securitization program which increased the receivable balance by $300.0 million, partially offset by timing of collections. The allowance for doubtful accounts as a percentage of receivables was 4.9% at March 31, 2009 compared with 5.0% at December 31, 2008.

Net property and equipment of $2.96 billion at March 31, 2009 decreased $51.2 million from $3.01 billion at December 31, 2008, primarily reflecting depreciation expense of $109.4 million and foreign currency translation adjustments, partially offset by capital expenditures of $74.2 million.

Goodwill decreased $57.7 million to $8.59 billion at March 31, 2009 from $8.65 billion at December 31, 2008, primarily reflecting foreign currency translation adjustments.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $43.7 million to $7.06 billion at March 31, 2009 from $7.10 billion at December 31, 2008, primarily due to divestitures of $14.6 million and amortization expense of $32.9 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Current liabilities decreased $339.4 million to $4.46 billion at March 31, 2009 from $4.80 billion at December 31, 2008, primarily reflecting a decrease in dividends payable resulting from the decrease in the quarterly cash dividend rate and decreases in accounts payable and accrued compensation due to timing of payments.

Other liabilities decreased $158.7 million to $3.46 billion at March 31, 2009 from $3.62 billion at December 31, 2008, primarily reflecting lower program rights obligations.

Cash Flows

Cash and cash equivalents decreased by $179.9 million for the three months ended March 31, 2009. The change in cash and cash equivalents was as follows:

	Three Months Ended March 31,

	2009	2008

Cash (used for) provided by operating activities	$(21.5)	$1,026.8
Cash (used for) provided by investing activities	(107.7)	42.6
Cash used for financing activities	(50.7)	(157.4)

Net (decrease) increase in cash and cash equivalents	$(179.9)	$912.0

Operating Activities.    For the three months ended March 31, 2009, cash used for operating activities was $21.5 million versus $1.03 billion provided by operating activities for the same prior-year period. This decrease is primarily due to a $300.0 million reduction to amounts outstanding under the revolving accounts receivable securitization program, lower advertising revenues, and higher 2009 cash spending for programming compared to 2008 which was impacted by the WGA strike.

Cash paid for income taxes for the three months ended March 31, 2009 was $47.4 versus $47.5 for the three months ended March 31, 2008. Cash taxes for the first quarter of 2009 included approximately $19.9 million of payments for the settlement of tax audits. Cash taxes for 2009 are currently anticipated to be approximately $150 million to $200 million, excluding the impact of gains or losses on dispositions.

Investing Activities.    Cash used for investing activities of $107.7 million for the three months ended March 31, 2009 principally reflected capital expenditures of $74.2 million, purchases of marketable securities of $35.6 million and investments in investee companies of $12.5 million, partially offset by proceeds from dispositions of $21.6 million, primarily from the sale of radio stations. Cash provided by investing activities of $42.6 million for the three months ended March 31, 2008 principally reflected proceeds of $185.0 million from television station divestitures partially offset by capital expenditures of $88.8 million and acquisitions of $48.4 million, primarily consisting of additional payments for the 2007 acquisition of Last.fm and the acquisition of outdoor advertising properties.

Capital expenditures for 2009 are currently anticipated to be approximately $275 million to $325 million.

Financing Activities.    Cash used for financing activities of $50.7 million for the three months ended March 31, 2009 principally reflected dividend payments of $184.4 million and the repayment of notes of $151.9 million, partially offset by borrowing from banks of $293.1 million. Cash used for financing activities of $157.4 million for the three months ended March 31, 2008 principally reflected dividend

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

payments of $168.8 million, partially offset by proceeds from the exercise of stock options of $30.4 million.

Cash Dividends

On April 7, 2009 the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on July 1, 2009. On February 18, 2009, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on April 1, 2009. The total dividend was $34.7 million of which $33.6 million was paid on April 1, 2009 and $1.1 million was accrued to be paid upon vesting of RSUs and restricted shares. During the first quarter of 2009, the Company paid $184.4 million for the dividend declared on November 13, 2008 and for dividend payments on RSUs and restricted shares that vested during the first quarter of 2009.

Capital Structure

The following table sets forth the Company's debt.

	At March 31, 2009	At December 31, 2008

Commercial paper	$99.0	$—
Notes payable to banks	199.1	4.3
Senior debt (4.625% – 8.875% due 2010 – 2056) (a)	6,749.6	6,904.3
Other notes	—	.2
Obligations under capital leases	117.0	120.8

Total debt	7,164.7	7,029.6
Less discontinued operations debt (b)	33.5	33.5

Total debt from continuing operations	7,131.2	6,996.1
Less current portion	22.5	21.3

Total long-term debt from continuing operations, net of current portion	$7,108.7	$6,974.8

(a)
At March 31, 2009 and December 31, 2008, the senior debt balances included (i) a net unamortized premium of $22.5 million and $23.3 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $86.7 million and $88.0 million, respectively. The face value of the Company's senior debt was $6.64 billion at March 31, 2009 and $6.79 billion at December 31, 2008.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

During the first quarter of 2009, the Company repurchased $152.8 million of its 7.70% senior notes due 2010 resulting in a gain on early extinguishment of debt of $.7 million.

Credit Facility

At March 31, 2009, the Company had a $3.0 billion revolving credit facility which expires in December 2010 (the "Credit Facility"). The Credit Facility requires the Company to maintain a minimum Consolidated Coverage Ratio, as defined in the Credit Facility, of 3.0x for the trailing four quarters. At March 31, 2009, the Company's Consolidated Coverage Ratio was 4.76x. The primary purpose of the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Credit Facility is to support commercial paper borrowings. At March 31, 2009, the Company had $197.0 million of borrowings outstanding under its $3.0 billion Credit Facility and $99.0 million of outstanding commercial paper borrowings. The Company has classified its outstanding borrowings under the Credit Facility and commercial paper program as long-term debt reflecting its intent and ability to refinance this debt on a long-term basis. The remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.50 billion.

Accounts Receivable Securitization Program

The Company's revolving accounts receivable securitization program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of March 31, 2009, the Company was in compliance with the required ratios under the receivable securitization program. During the first quarter of 2009, the Company reduced amounts outstanding under its accounts receivable securitization program by $300.0 million to $250.0 million at March 31, 2009 from $550.0 million at December 31, 2008.

During the three months ended March 31, 2009 and 2008, proceeds from collections of securitized accounts receivables of $283.0 million and $681.1 million, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.6 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which include operating needs, capital expenditures, dividends, and principal and interest payments on its outstanding indebtedness, as well as cash flows generated from operating activities available to meet these needs. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $2.50 billion of remaining availability at March 31, 2009, and access to capital markets are sufficient to fund its operating needs, including commitments to purchase sports programming rights, television and film programming, talent contracts, other operating commitments and contingencies, capital and investing commitments, dividends and other financing requirements for the foreseeable future.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In 2010, $1.24 billion of long-term debt is scheduled to mature. The Company anticipates that this future debt maturity will be funded with cash and cash equivalents, cash flows generated from operating activities and debt refinancing.

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

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2009, the outstanding letters of credit and surety bonds approximated $358.7 million and were not recorded on the Consolidated Balance Sheets.

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

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Super Bowl half-time show by the Company's television stations (the "Superbowl Proceeding"). In May 2006, the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. In July 2008, the U.S. Court of Appeals for the Third Circuit vacated the FCC's order to have the Company pay the forfeiture and remanded the case to the FCC. On November 18, 2008, the FCC filed a petition for certiorari with the U.S. Supreme Court, seeking review of the Third Circuit's decision. The petition requested that the U.S. Supreme Court not act on the petition until it ruled in the "fleeting expletives case" mentioned below. On January 8, 2009, the Company filed its opposition to the FCC's petition for certiorari.

In another case involving broadcasts on another network, in June 2007, the U.S. Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the U.S. Supreme Court granted the FCC's petition to review the U.S. Court of Appeals for the Second Circuit's decision. On November 4, 2008, the U.S. Supreme Court heard argument in this case. On April 28, 2009, the U.S. Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit.

Following the decision in the fleeting expletives case, on May 4, 2009, the U.S. Supreme Court remanded the Superbowl Proceeding to the U.S. Court of Appeals for the Third Circuit. Both cases will be the subject of further proceedings, in light of the U.S. Supreme Court's April 28, 2009 decision, before the respective U.S. Court of Appeals.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2009, the Company had pending approximately 67,540 asbestos claims, as compared with approximately 68,520 as of December 31, 2008 and 72,870 as of March 31, 2008. During the first quarter of 2009, the Company received approximately 1,140 new claims and closed or moved to an inactive docket approximately 2,120 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2008 and 2007 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $15.0 million and $17.5 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a relatively small percentage of asbestos claims pending at March 31, 2009. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At March 31, 2009, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 10% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $71.4 million and $46.1 million for the three months ended March 31, 2009 and 2008, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the United States through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the United States after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $4.0 million and $3.8 million for the three months ended March 31, 2009 and 2008, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At March 31, 2009	At December 31, 2008

Amounts due from Viacom Inc.
Receivables	$180.5	$182.5
Other assets (Receivables, noncurrent)	211.2	249.8

Total amounts due from Viacom Inc.	$391.7	$432.3

Amounts due to Viacom Inc.
Accounts payable	$4.3	$6.5
Program rights	49.8	48.2
Other liabilities (Program rights, noncurrent)	10.2	26.5

Total amounts due to Viacom Inc.	$64.3	$81.2

Other Related Parties    The Company owns 50% of The CW, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

CW resulting in total revenues of $16.9 million and $13.7 million for the three months ended March 31, 2009 and 2008, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

In the first quarter of 2009, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations. On April 1, 2009, the FASB issued FASB Staff Position ("FSP") FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies ("FSP FAS 141(R)-1") which is effective on January 1, 2009. FSP FAS 141(R)-1 amends and clarifies SFAS 141R guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157" for nonfinancial assets and liabilities. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a discussion of the Company's critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

Item 1A.    Risk Factors.

The following updates the corresponding risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company will test goodwill and indefinite-lived intangible assets, including broadcast licenses, for impairment during the fourth quarter of each year, and the Company continues to assess whether factors or indicators, such as the continuation of existing market conditions, become apparent that would require an interim test. A downward revision in the estimated fair value of a reporting unit or intangible assets could result in a non-cash impairment charge under SFAS 142. Also, any significant shortfall, now or in the future, in the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of such assets. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on the Company's reported net earnings.

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television and radio businesses by causing delays in the production of the Company's television or radio programming or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. The entertainment businesses' collective bargaining agreement with the Screen Actors Guild ("SAG") covering performers expired on June 30, 2008. The SAG National Board of Directors voted on April 19, 2009 to approve and recommend ratification by its members of a new collective bargaining agreement. The results of the ratification vote are expected to be announced by June 2009. If an agreement is not reached by the parties, strikes or work stoppages could occur and, depending on their duration, could have an adverse effect on the Company's revenues and operating income.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2009, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

Item 6.    Exhibits.

Exhibit No.	Description of Document
(10)	Material Contracts
(a)	Employment Agreement dated November 17, 2008 between CBS Corporation and Joseph R. Ianniello (filed herewith).
(12)	Statement Regarding Computation of Ratios (filed herewith)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 1350 Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBS CORPORATION (Registrant)
Date:	May 7, 2009	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer
Date:	May 7, 2009	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(10)	Material Contracts
(a)	Employment Agreement dated November 17, 2008 between CBS Corporation and Joseph R. Ianniello (filed herewith).
(12)	Statement Regarding Computation of Ratios (filed herewith)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 1350 Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 6. Exhibits.
SIGNATURES