Form 10-Q
period 2009-06-30
CBS CORP
filed 2009-08-06
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        Number of shares of common stock outstanding at July 31, 2009:

        Class A Common Stock, par value $.001 per share—57,706,477

        Class B Common Stock, par value $.001 per share—620,017,462

CBS CORPORATION
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

		Three Months Ended June 30,				Six Months Ended June 30,

		2009		2008		2009		2008

Revenues		$3,006.3		$3,393.7		$6,166.2		$7,047.8

Expenses:
Operating		1,984.4		1,962.3		4,297.5		4,348.6
Selling, general and administrative		625.7		668.4		1,221.9		1,249.3
Restructuring charges		8.8		2.6		9.6		47.5
Depreciation and amortization		145.2		123.4		287.5		241.2

Total expenses		2,764.1		2,756.7		5,816.5		5,886.6

Operating income		242.2		637.0		349.7		1,161.2
Interest expense		(133.9)		(134.3)		(267.1)		(273.0)
Interest income		1.1		15.2		2.7		32.8
Loss on early extinguishment of debt		(30.5)		—		(29.8)		—
Other items, net		(3.5)		124.9		(15.4)		124.7

Earnings before income taxes and equity in loss of investee companies		75.4		642.8		40.1		1,045.7
Provision for income taxes		(56.9)		(232.9)		(65.7)		(384.2)
Equity in loss of investee companies, net of tax		(3.1)		(1.5)		(14.3)		(8.8)

Net earnings (loss)		$15.4		$408.4		$(39.9)		$652.7

Basic net earnings (loss) per common share		$.02		$.61		$(.06)		$.98
Diluted net earnings (loss) per common share	$	..02	$	..61		$(.06)	$	..97
Weighted average number of common shares outstanding:
Basic		673.4		669.4		672.5		668.7
Diluted		680.2		674.3		672.5		674.0
Dividends per common share	$	..05	$	..27	$	..10	$	..52

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At June 30, 2009	At December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$341.5	$419.5
Receivables, less allowances of $158.5 (2009) and $143.9 (2008)	2,677.2	2,749.9
Programming and other inventory (Note 5)	648.5	1,027.3
Deferred income tax assets, net	320.8	318.7
Prepaid expenses and other current assets	710.4	669.3
Current assets of discontinued operations	12.7	8.1

Total current assets	4,711.1	5,192.8

Property and equipment:
Land	336.4	337.1
Buildings	709.4	702.3
Capital leases	196.8	196.8
Advertising structures	1,980.4	1,885.5
Equipment and other	1,809.4	1,777.8

	5,032.4	4,899.5
Less accumulated depreciation and amortization	2,074.0	1,891.2

Net property and equipment	2,958.4	3,008.3

Programming and other inventory (Note 5)	1,459.5	1,578.1
Goodwill (Note 4)	8,659.4	8,647.8
Intangible assets (Note 4)	7,037.9	7,104.2
Other assets	1,107.6	1,260.9
Assets of discontinued operations	92.0	97.2

Total Assets	$26,025.9	$26,889.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$384.0	$462.8
Accrued compensation	225.0	370.7
Participants' share and royalties payable	1,012.1	962.3
Program rights	691.5	840.1
Deferred revenue	335.2	392.0
Income taxes payable	15.8	42.9
Current portion of long-term debt (Note 7)	22.5	21.3
Accrued expenses and other current liabilities	1,429.7	1,691.5
Current liabilities of discontinued operations	21.1	17.3

Total current liabilities	4,136.9	4,800.9

Long-term debt (Note 7)	6,964.3	6,974.8
Pension and postretirement benefit obligations	2,297.7	2,273.7
Deferred income tax liabilities, net	376.7	345.1
Other liabilities	3,367.5	3,617.3
Liabilities of discontinued operations	272.7	280.2
Commitments and contingencies (Note 11)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 57.7 (2009 and 2008) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 737.4 (2009) and 733.5 (2008) shares issued	.7	.7
Additional paid-in capital	43,480.6	43,495.0
Accumulated deficit	(30,638.1)	(30,598.2)
Accumulated other comprehensive loss (Note 1)	(539.8)	(606.9)

	12,303.5	12,290.7
Less treasury stock, at cost; 120.4 (2009 and 2008) Class B Shares	3,693.4	3,693.4

Total Stockholders' Equity	8,610.1	8,597.3

Total Liabilities and Stockholders' Equity	$26,025.9	$26,889.3

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2009	2008

Operating Activities:
Net earnings (loss)	$(39.9)	$652.7
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization	287.5	241.2
Stock-based compensation	66.8	72.2
Loss on early extinguishment of debt	29.8	—
Equity in loss of investee companies, net of tax and distributions	15.8	14.6
Decrease to accounts receivable securitization program	(300.0)	—
Change in assets and liabilities, net of effects of acquisitions	335.3	641.7

Net cash flow provided by operating activities	395.3	1,622.4

Investing Activities:
Acquisitions, net of cash acquired	(9.3)	(1,886.2)
Capital expenditures	(139.3)	(220.2)
Investments in and advances to investee companies	(23.7)	(18.2)
Purchases of marketable securities	(35.6)	(20.8)
Proceeds from dispositions	22.5	360.4
Proceeds from sales of marketable securities	—	10.0
Other, net	(.4)	(13.7)

Net cash flow used for investing activities	(185.8)	(1,788.7)

Financing Activities:
Repayments to banks, including commercial paper, net	(2.3)	(4.0)
Proceeds from issuance of senior notes	974.4	—
Repayment of senior notes	(1,007.5)	—
Payment of capital lease obligations	(7.7)	(9.4)
Dividends	(228.6)	(343.2)
Purchase of Company common stock	(16.5)	(44.7)
Proceeds from exercise of stock options	—	31.2
Excess tax benefit from stock-based compensation	.7	3.4

Net cash flow used for financing activities	(287.5)	(366.7)

Net decrease in cash and cash equivalents	(78.0)	(533.0)
Cash and cash equivalents at beginning of period	419.5	1,346.9

Cash and cash equivalents at end of period	$341.5	$813.9

Supplemental disclosure of cash flow information
Cash paid for interest	$265.2	$243.4
Cash paid for income taxes	$72.4	$195.8
Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$—	$9.7

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

During the second quarter of 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET"). CNET has been included in the Company's results since its acquisition. In connection with the acquisition, the Company combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create a separate Interactive segment. Prior period results have been reclassified to conform to this presentation.

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

The Company performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements have been filed with the SEC.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the three months ended June 30, 2009, stock options to purchase 43.0 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the six months ended June 30, 2009, stock options to purchase 45.0 million shares of CBS Corp. Class B Common Stock and 19.4 million RSUs, PSUs, and restricted shares were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss. For the three and six months ended June 30, 2008, stock options to purchase 36.6 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2009	2008	2009	2008

Weighted average shares for basic EPS	673.4	669.4	672.5	668.7
Dilutive effect of shares issuable under stock-based compensation plans	6.8	4.9	—	5.3

Weighted average shares for diluted EPS	680.2	674.3	672.5	674.0

Comprehensive Income—Total comprehensive income for the Company includes net earnings (loss) and other comprehensive income ("OCI") items listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net earnings (loss)	$15.4	$408.4	$(39.9)	$652.7
Other comprehensive income, net of tax:
Cumulative translation adjustments	121.5	13.5	44.5	82.7
Net actuarial loss and prior service costs	11.0	4.2	22.3	8.5
Net unrealized gain (loss) on securities	1.2	(7.3)	.3	(8.7)

Total comprehensive income	$149.1	$418.8	$27.2	$735.2

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the six months ended June 30, 2009 and 2008, the Company recorded dividends of $69.3 million and $355.5 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards—In the second quarter of 2009, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material effect on the Company's consolidated financial statements.

In the second quarter of 2009, the Company adopted FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and APB Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. (See Note 14.)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In the first quarter of 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. (See Note 14.)

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations. On April 1, 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ("FSP FAS 141(R)-1") which is effective on January 1, 2009. FSP FAS 141(R)-1 amends and clarifies SFAS 141R guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. Effective January 1, 2009, the Company adopted FSP FAS 157-2, "Effective Date of FASB Statement No. 157" for nonfinancial assets and liabilities. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements. (See Note 13.)

Recent Pronouncements—In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168") effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167") effective for interim and annual reporting periods that begin after November 15, 2009. SFAS 167 amends FASB Interpretation 46(R) to provide guidance on identifying the primary beneficiary of a variable interest entity and to require an ongoing reassessment of whether an entity is the primary beneficiary. SFAS 167 also amends certain guidance for determining whether an entity is a variable interest entity.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS 166") effective for interim and annual reporting periods that begin after November 15, 2009. SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140 and clarifies that the objective of SFAS No. 140 is to determine whether a transferor has surrendered control over transferred financial assets. This statement limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor and/or when the transferor has continuing involvement with the transferred financial asset. The Company is currently evaluating the impact of the adoption of SFAS 166 on the consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

RSUs, PSUs and restricted shares	$27.2	$34.7	$54.9	$64.9
Stock options and equivalents	6.7	4.4	11.9	7.3

Stock-based compensation expense, before income taxes	33.9	39.1	66.8	72.2
Related tax benefit	(13.5)	(15.5)	(26.7)	(28.6)

Stock-based compensation expense, net of tax	$20.4	$23.6	$40.1	$43.6

During the six months ended June 30, 2009, the Company granted 11.7 million RSUs with a weighted average per unit grant date fair value of $5.07. RSU grants during 2009 generally vest over a three- to four-year service period. Certain RSU awards are also subject to satisfying performance conditions. During the six months ended June 30, 2009, the Company also granted ..4 million PSUs with an aggregate grant date fair value of $4.3 million. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on the achievement of established operating performance goals. During the six months ended June 30, 2009, the Company also granted 14.2 million stock options with a weighted average exercise price of $5.20. Stock option grants during 2009 generally vest over a three- to four-year service period.

Total unrecognized compensation cost related to non-vested RSUs and PSUs at June 30, 2009 was $174.0 million, which is expected to be expensed over a weighted average period of 2.2 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at June 30, 2009 was $58.7 million, which is expected to be expensed over a weighted average period of 2.9 years.

3) ACQUISITIONS AND DISPOSITIONS

Acquisitions

During June 2008, the Company completed the acquisition of all of the outstanding shares of CNET common stock for $11.50 per share, for a total of $1.8 billion. The results of CNET have been included in the Interactive segment since its acquisition.

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

During June 2008, the Company sold its 37% investment in Sundance Channel for $168.4 million resulting in a pre-tax gain of $127.2 million included in "Other Items, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2008.

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185.0 million.

Non-cash transaction

On April 1, 2009, the Company completed a transaction with Clear Channel Communications, Inc. for the swap of five of its mid-size market radio stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston.

4) GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the six months ended June 30, 2009 were as follows:

	At December 31, 2008	Activity (a)	At June 30, 2009

Television	$3,000.9	$—	$3,000.9
Radio	1,929.2	(.8)	1,928.4
Outdoor	1,933.7	12.0	1,945.7
Interactive	1,368.1	.2	1,368.3
Publishing	415.9	.2	416.1

Total	$8,647.8	$11.6	$8,659.4

(a)Primarily reflects foreign currency translation adjustments and purchase price adjustments for Outdoor acquisitions.

The Company's intangible assets were as follows:

At June 30, 2009	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$877.4	$(478.2)	$399.2
Franchise agreements	508.1	(247.6)	260.5
Other intangible assets	462.4	(220.4)	242.0

Total intangible assets subject to amortization	1,847.9	(946.2)	901.7
FCC licenses	5,967.4	—	5,967.4
Trade names	168.8	—	168.8

Total intangible assets	$7,984.1	$(946.2)	$7,037.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2008	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$866.5	$(448.3)	$418.2
Franchise agreements	504.3	(233.9)	270.4
Other intangible assets	461.8	(192.3)	269.5

Total intangible assets subject to amortization	1,832.6	(874.5)	958.1
FCC licenses	5,977.3	—	5,977.3
Trade names	168.8	—	168.8

Total intangible assets	$7,978.7	$(874.5)	$7,104.2

Amortization expense was $33.4 million and $25.8 million for the three months ended June 30, 2009 and 2008, respectively, and $66.3 million and $51.4 million for the six months ended June 30, 2009 and 2008, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2009 through 2013, to be as follows:

	2009	2010	2011	2012	2013

Amortization expense	$133.1	$128.4	$115.4	$93.6	$82.9

5) PROGRAMMING AND OTHER INVENTORY

	At June 30, 2009	At December 31, 2008

Program rights	$1,264.8	$1,915.7
Television programming:
Released (including acquired libraries)	640.4	551.4
In process and other	70.8	53.6
Theatrical programming, in process and other	50.6	—
Publishing, primarily finished goods	80.4	83.7
Other	1.0	1.0

Total programming and other inventory	2,108.0	2,605.4
Less current portion	648.5	1,027.3

Total noncurrent programming and other inventory	$1,459.5	$1,578.1

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At June 30, 2009, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 10% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $40.9 million and $99.3 million for the three months ended June 30, 2009 and 2008, respectively, and $112.3 million and $145.4 million for the six months ended June 30, 2009 and 2008, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the United States through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the United States after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $4.8 million and $8.3 million for the three months ended June 30, 2009 and 2008, respectively, and $8.8 million and $12.1 million for the six months ended June 30, 2009 and 2008, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At June 30, 2009	At December 31, 2008

Amounts due from Viacom Inc.
Receivables	$165.2	$182.5
Other assets (Receivables, noncurrent)	180.3	249.8

Total amounts due from Viacom Inc.	$345.5	$432.3

Amounts due to Viacom Inc.
Accounts payable	$3.8	$6.5
Program rights	33.6	48.2
Other liabilities (Program rights, noncurrent)	8.7	26.5

Total amounts due to Viacom Inc.	$46.1	$81.2

Other Related Parties.    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $17.2 million and $11.0 million for the three months ended June 30, 2009 and 2008, respectively and $34.1 million and $24.7 million for the six months ended June 30, 2009 and 2008, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At June 30, 2009	At December 31, 2008

Notes payable to banks	$1.9	$4.3
Senior debt (4.625% - 8.875% due 2010 - 2056) (a)	6,905.2	6,904.3
Other notes	—	.2
Obligations under capital leases	113.2	120.8

Total debt	7,020.3	7,029.6
Less discontinued operations debt (b)	33.5	33.5

Total debt from continuing operations	6,986.8	6,996.1
Less current portion	22.5	21.3

Total long-term debt from continuing operations, net of current portion	$6,964.3	$6,974.8

(a)
At June 30, 2009 and December 31, 2008, the senior debt balances included (i) a net unamortized premium of $2.2 million and $23.3 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $85.4 million and $88.0 million, respectively. The June 30, 2009 balance also includes an increase in the carrying value of the debt relating to outstanding fair value hedges of $2.8 million. The face value of the Company's senior debt was $6.81 billion at June 30, 2009 and $6.79 billion at December 31, 2008.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

On May 13, 2009, CBS Corp. issued $350.0 million of 8.875% senior notes due 2019 and $400.0 million of 8.200% senior notes due 2014. On June 2, 2009, CBS Corp. issued $250.0 million of 8.875% senior notes due 2019. Interest on these senior notes will be paid semi-annually. The senior notes are fully and unconditionally guaranteed by CBS Operations Inc., a wholly owned subsidiary of CBS Corp.

During the six months ended June 30, 2009, the Company repurchased $978.3 million of its 7.70% senior notes due 2010 resulting in a loss on early extinguishment of debt of $29.8 million.

Credit Facility

At June 30, 2009, the Company had a $3.0 billion revolving credit facility which expires in December 2010 (the "Credit Facility"). The Credit Facility requires the Company to maintain a minimum Consolidated Coverage Ratio, as defined in the Credit Facility, of 3x for the trailing four quarters. At June 30, 2009, the Company's Consolidated Coverage Ratio was approximately 4x. The primary purpose of the Credit Facility is to support commercial paper borrowings. At June 30, 2009, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.80 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accounts Receivable Securitization Program

The Company's revolving accounts receivable securitization program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of June 30, 2009, the Company was in compliance with the required ratios under the receivable securitization program. During the six months ended June 30, 2009, the Company reduced amounts outstanding under its accounts receivable securitization program by $300.0 million to $250.0 million at June 30, 2009 from $550.0 million at December 31, 2008.

During the six months ended June 30, 2009 and 2008, proceeds from collections of securitized accounts receivables of $609.9 million and $1.43 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.7 million and $1.3 million for the three and six months ended June 30, 2009, respectively, and $3.5 million and $7.7 million for the three and six months ended June 30, 2008, respectively.

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefits plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2009	2008	2009	2008

Components of net periodic cost:
Service cost	$7.8	$8.4	$.2	$.3
Interest cost	72.4	74.9	12.3	13.6
Expected return on plan assets	(54.8)	(69.5)	—	—
Amortization of actuarial loss (gain)	21.2	8.2	(2.8)	(1.1)
Amortization of prior service cost (credit)	.2	.1	(.1)	(.1)

Net periodic cost	$46.8	$22.1	$9.6	$12.7

	Pension Benefits		Postretirement Benefits
Six months Ended June 30,	2009	2008	2009	2008

Components of net periodic cost:
Service cost	$15.2	$16.8	$.4	$.6
Interest cost	145.3	149.8	24.7	27.2
Expected return on plan assets	(109.3)	(139.0)	—	—
Amortization of actuarial loss (gain)	42.5	16.4	(5.6)	(2.2)
Amortization of prior service cost (credit)	.4	.2	(.2)	(.2)

Net periodic cost	$94.1	$44.2	$19.3	$25.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) STOCKHOLDERS' EQUITY

On April 7, 2009, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on July 1, 2009. The total dividend was $34.6 million of which $33.7 million was paid on July 1, 2009 and $.9 million was accrued to be paid upon vesting of RSUs. During the second quarter of 2009, the Company paid $44.2 million for the dividend declared on February 18, 2009 and for dividend payments on RSUs and restricted shares that vested during the second quarter of 2009.

10) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes was $56.9 million and $232.9 million for the three months ended June 30, 2009 and 2008, respectively, and $65.7 million and $384.2 million for the six months ended June 30, 2009 and 2008, respectively. The provision for income taxes for the three and six months ended June 30, 2009, was impacted by a reduction of deferred tax assets associated with stock-based compensation of $23.3 million and $42.1 million, respectively. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest. The provision for income taxes for the six months ended June 30, 2009 was also impacted by the reversal of certain international net operating loss carryforwards of $13.4 million.

The Company expects to settle its Internal Revenue Service audit for the year 2005 by the end of 2009 and is currently under examination for the years 2006 and 2007. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company believes it is reasonably possible that the total reserve for uncertain tax positions may decrease within the next twelve months by an amount of up to $40 million, plus accrued interest, a portion of which may impact the Company's effective income tax rate.

11) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2009, the outstanding letters of credit and surety bonds approximated $379.8 million and were not recorded on the Consolidated Balance Sheets.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, the defendants filed a motion to dismiss this action. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

Following the decision in the fleeting expletives case, on May 4, 2009, the U.S. Supreme Court remanded the Superbowl Proceeding to the U.S. Court of Appeals for the Third Circuit. Both cases will be the subject of further proceedings, in light of the U.S. Supreme Court's April 28, 2009 decision, before the respective U.S. Court of Appeals. The Third Circuit has requested a new round of briefing from the Company and the FCC in light of the U.S. Supreme Court's decision in the fleeting expletives case.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2009, the Company had pending approximately 64,480 asbestos claims, as compared with approximately 68,520 as of December 31, 2008 and 73,940 as of June 30, 2008. During the second quarter of 2009, the Company received approximately 930 new claims and closed or moved to an inactive docket approximately 3,990 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2008 and 2007 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $15.0 million and $17.5 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

12) RESTRUCTURING CHARGES

During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, of which $47.5 million was recorded during the six months ended June 30, 2008. The full year 2008 charges reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs.

During the six months ended June 30, 2009, the Company recorded restructuring charges of $9.6 million, reflecting $4.9 million of severance costs associated with headcount reductions and $4.7 million of contract termination costs related to exiting a broadcasting equipment lease upon completion of the digital conversion.

As of June 30, 2009, the Company paid $86.0 million of severance costs and $2.9 million of contract termination and other associated costs, of which $12.7 million and $.6 million, respectively, was paid during the second quarter of 2009. The following table sets forth the activity for the restructuring charges by segment.

	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at June 30, 2009

Television	$35.9	$4.1	$(17.6)	$22.4
Radio	38.9	—	(14.3)	24.6
Outdoor	7.8	3.3	(5.0)	6.1
Interactive	2.7	—	(2.6)	.1
Publishing	3.9	2.2	(2.9)	3.2
Corporate	1.5	—	(.5)	1.0

Total	$90.7	$9.6	$(42.9)	$57.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

13) FAIR VALUE MEASUREMENTS

The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS 157, which prioritizes the inputs used in measuring fair value.

	Level 1 (a)	Level 2 (b)	Level 3	Total

Assets:
Investments	$46.0	$125.7	$—	$171.7
Foreign currency hedges	—	.5	—	.5
Interest rate swaps	—	2.8	—	2.8

Total Assets	$46.0	$129.0	$—	$175.0

Liabilities:
Deferred compensation	$—	$109.4	$—	$109.4
Foreign currency hedges	—	1.6	—	1.6

Total Liabilities	$—	$111.0	$—	$111.0

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

14) FINANCIAL INSTRUMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At June 30, 2009 and December 31, 2008, the carrying value of the senior debt and senior subordinated debt was $6.91 billion and $6.90 billion, respectively, and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $6.04 billion and $5.47 billion, respectively.

The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. In accordance with its policy, the Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign Exchange Contracts

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

At June 30, 2009, the notional amount of all foreign exchange contracts was $87.1 million, of which $3.3 million relates to the hedging of future production costs and $83.8 million represents hedges of expected foreign currency cash flows.

Interest Rate Swaps

All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. Gains or losses on interest rate swaps are recorded as a change in the carrying value of the debt attributable to the risk being hedged. At June 30, 2009, the Company was a party to $350 million notional amount of interest rate swaps which are accounted for as fair value hedges.

The fair value of derivative financial instruments recorded on the Consolidated Balance Sheet at June 30, 2009 was as follows:

	Fair Value	Balance Sheet Account

Foreign exchange contracts:
Designated hedging instruments	$(.1)	Accrued expenses and other current liabilities
Non-designated hedging instruments:
Assets	$.5	Prepaid expenses and other current assets
Liabilities	$(1.5)	Accrued expenses and other current liabilities
Designated interest rate swaps	$2.8	Other assets

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Financial Statement Account

Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$(1.4)	$—	Cumulative translation adjustments
Reclassified from accumulated OCI	$2.9	$3.0	Programming costs
Non-designated hedging instruments	$(5.7)	$(3.1)	Other items, net
Designated interest rate swaps	$2.8	$2.8	Interest expense

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues:
Television	$1,947.5	$2,160.9	$4,178.1	$4,705.6
Radio	322.0	416.4	581.7	779.9
Outdoor	434.1	598.1	814.0	1,095.0
Interactive	126.4	40.2	260.0	93.1
Publishing	181.4	186.0	343.1	387.6
Eliminations	(5.1)	(7.9)	(10.7)	(13.4)

Total Revenues	$3,006.3	$3,393.7	$6,166.2	$7,047.8

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Segment OIBDA:
Television	$306.7	$512.4	$535.4	$960.8
Radio	95.3	158.6	147.5	280.9
Outdoor	42.2	153.6	67.3	255.1
Interactive	5.7	(16.8)	13.9	(15.7)
Publishing	8.1	17.0	8.2	34.1
Corporate	(34.7)	(41.9)	(63.2)	(67.9)
Residual costs	(35.9)	(22.5)	(71.9)	(44.9)
Depreciation and amortization	(145.2)	(123.4)	(287.5)	(241.2)

Total Operating Income	242.2	637.0	349.7	1,161.2
Interest expense	(133.9)	(134.3)	(267.1)	(273.0)
Interest income	1.1	15.2	2.7	32.8
Loss on early extinguishment of debt	(30.5)	—	(29.8)	—
Other items, net	(3.5)	124.9	(15.4)	124.7

Earnings before income taxes and equity in loss of investee companies	75.4	642.8	40.1	1,045.7
Provision for income taxes	(56.9)	(232.9)	(65.7)	(384.2)
Equity in loss of investee companies, net of tax	(3.1)	(1.5)	(14.3)	(8.8)

Net Earnings (Loss)	$15.4	$408.4	$(39.9)	$652.7

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Operating Income (Loss):
Television	$264.4	$468.1	$449.1	$872.9
Radio	86.0	150.7	129.7	265.7
Outdoor	(24.8)	92.4	(63.0)	136.5
Interactive	(14.1)	(21.3)	(25.7)	(24.0)
Publishing	6.1	14.6	4.0	29.2
Corporate	(39.5)	(45.0)	(72.5)	(74.2)
Residual costs	(35.9)	(22.5)	(71.9)	(44.9)

Total Operating Income	$242.2	$637.0	$349.7	$1,161.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Depreciation and Amortization:
Television	$42.3	$44.3	$86.3	$87.9
Radio	9.3	7.9	17.8	15.2
Outdoor	67.0	61.2	130.3	118.6
Interactive	19.8	4.5	39.6	8.3
Publishing	2.0	2.4	4.2	4.9
Corporate	4.8	3.1	9.3	6.3

Total Depreciation and Amortization	$145.2	$123.4	$287.5	$241.2

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Stock-based Compensation:
Television	$13.9	$17.4	$27.9	$33.1
Radio	4.0	5.6	8.2	9.4
Outdoor	1.5	2.0	3.1	3.5
Interactive	1.8	1.0	3.5	1.6
Publishing	.9	1.2	1.8	2.2
Corporate	11.8	11.9	22.3	22.4

Total Stock-based Compensation	$33.9	$39.1	$66.8	$72.2

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Capital Expenditures:
Television	$26.6	$57.8	$51.6	$92.4
Radio	7.4	13.1	18.7	19.2
Outdoor	24.2	54.7	50.1	96.1
Interactive	4.1	1.9	9.6	3.3
Publishing	.4	3.3	.9	5.1
Corporate	2.4	.6	8.4	4.1

Total Capital Expenditures	$65.1	$131.4	$139.3	$220.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	At March 31, 2009	At December 31, 2008

Total Assets:
Television	$11,590.6	$12,170.3
Radio	6,004.9	6,047.3
Outdoor	4,662.8	4,694.5
Interactive	2,010.6	2,074.8
Publishing	1,127.6	1,222.0
Corporate	585.4	675.5
Discontinued operations	104.7	105.3
Eliminations	(60.7)	(100.4)

Total Assets	$26,025.9	$26,889.3

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

	Statement of Operations For the Three Months Ended June 30, 2009

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$25.8	$16.2	$2,964.3	$—	$3,006.3

Expenses:
Operating	17.3	12.9	1,954.2	—	1,984.4
Selling, general and administrative	44.0	40.3	541.4	—	625.7
Restructuring charges	—	—	8.8	—	8.8
Depreciation and amortization	1.0	2.7	141.5	—	145.2

Total expenses	62.3	55.9	2,645.9	—	2,764.1

Operating income (loss)	(36.5)	(39.7)	318.4	—	242.2
Interest (expense) income, net	(143.4)	(76.7)	87.3	—	(132.8)
Loss on early extinguishment of debt	(30.5)	—	—	—	(30.5)
Other items, net	(8.7)	(8.7)	13.9	—	(3.5)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(219.1)	(125.1)	419.6	—	75.4
Benefit (provision) for income taxes	94.5	49.2	(200.6)	—	(56.9)
Equity in earnings (loss) of investee companies, net of tax	140.0	166.1	(3.1)	(306.1)	(3.1)

Net earnings	$15.4	$90.2	$215.9	$(306.1)	$15.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$50.6	$43.0	$6,072.6	$—	$6,166.2

Expenses:
Operating	34.1	34.3	4,229.1	—	4,297.5
Selling, general and administrative	87.4	77.0	1,057.5	—	1,221.9
Restructuring charges	—	—	9.6	—	9.6
Depreciation and amortization	2.1	5.2	280.2	—	287.5

Total expenses	123.6	116.5	5,576.4	—	5,816.5

Operating income (loss)	(73.0)	(73.5)	496.2	—	349.7
Interest (expense) income, net	(286.6)	(152.1)	174.3	—	(264.4)
Loss on early extinguishment of debt	(29.8)	—	—	—	(29.8)
Other items, net	(2.9)	(10.9)	(1.6)	—	(15.4)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(392.3)	(236.5)	668.9	—	40.1
Benefit (provision) for income taxes	163.6	86.7	(316.0)	—	(65.7)
Equity in earnings (loss) of investee companies, net of tax	188.8	264.8	(14.3)	(453.6)	(14.3)

Net earnings (loss)	$(39.9)	$115.0	$338.6	$(453.6)	$(39.9)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended June 30, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$33.5	$23.7	$3,336.5	$—	$3,393.7

Expenses:
Operating	18.9	15.1	1,928.3	—	1,962.3
Selling, general and administrative	31.6	47.3	589.5	—	668.4
Restructuring charges	—	—	2.6	—	2.6
Depreciation and amortization	1.7	1.3	120.4	—	123.4

Total expenses	52.2	63.7	2,640.8	—	2,756.7

Operating income (loss)	(18.7)	(40.0)	695.7	—	637.0
Interest (expense) income, net	(143.6)	(68.7)	93.2	—	(119.1)
Other items, net	(3.5)	3.2	125.2	—	124.9

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(165.8)	(105.5)	914.1	—	642.8
Benefit (provision) for income taxes	65.6	41.7	(340.2)	—	(232.9)
Equity in earnings (loss) of investee companies, net of tax	508.6	243.8	(1.5)	(752.4)	(1.5)

Net earnings	$408.4	$180.0	$572.4	$(752.4)	$408.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$69.1	$53.0	$6,925.7	$—	$7,047.8

Expenses:
Operating	39.0	38.1	4,271.5	—	4,348.6
Selling, general and administrative	62.4	80.7	1,106.2	—	1,249.3
Restructuring charges	3.7	—	43.8	—	47.5
Depreciation and amortization	3.5	2.5	235.2	—	241.2

Total expenses	108.6	121.3	5,656.7	—	5,886.6

Operating income (loss)	(39.5)	(68.3)	1,269.0	—	1,161.2
Interest (expense) income, net	(289.2)	(141.6)	190.6	—	(240.2)
Other items, net	34.0	13.0	77.7	—	124.7

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(294.7)	(196.9)	1,537.3	—	1,045.7
Benefit (provision) for income taxes	116.6	77.9	(578.7)	—	(384.2)
Equity in earnings (loss) of investee companies, net of tax	830.8	372.8	(8.8)	(1,203.6)	(8.8)

Net earnings	$652.7	$253.8	$949.8	$(1,203.6)	$652.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At June 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$97.1	$.5	$243.9	$—	$341.5
Receivables, net	18.6	32.2	2,626.4	—	2,677.2
Programming and other inventory	4.7	6.2	637.6	—	648.5
Prepaid expenses and other current assets	43.3	76.7	933.5	(9.6)	1,043.9

Total current assets	163.7	115.6	4,441.4	(9.6)	4,711.1

Property and equipment	45.8	74.5	4,912.1	—	5,032.4
Less accumulated depreciation and amortization	14.4	30.1	2,029.5	—	2,074.0

Net property and equipment	31.4	44.4	2,882.6	—	2,958.4

Programming and other inventory	5.0	47.7	1,406.8	—	1,459.5
Goodwill	100.3	63.0	8,496.1	—	8,659.4
Intangible assets	255.1	—	6,782.8	—	7,037.9
Investments in consolidated subsidiaries	32,947.0	5,362.1	—	(38,309.1)	—
Other assets	103.9	29.0	1,066.7	—	1,199.6

Total Assets	$33,606.4	$5,661.8	$25,076.4	$(38,318.7)	$26,025.9

Liabilities and Stockholders' Equity
Accounts payable	$1.8	$10.4	$371.8	$—	$384.0
Participants' share and royalties payable	—	19.9	992.2	—	1,012.1
Program rights	4.7	7.7	679.1	—	691.5
Current portion of long-term debt	5.1	—	17.4	—	22.5
Accrued expenses and other	351.0	259.3	1,426.5	(10.0)	2,026.8

Total current liabilities	362.6	297.3	3,487.0	(10.0)	4,136.9

Long-term debt	6,814.4	—	149.9	—	6,964.3
Other liabilities	3,168.4	789.3	2,356.6	.3	6,314.6
Intercompany payables	9,941.6	(5,328.2)	(9,651.6)	5,038.2	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,480.6	—	61,434.8	(61,434.8)	43,480.6
Retained earnings (deficit)	(25,928.8)	10,111.6	(29,498.1)	14,677.2	(30,638.1)
Accumulated other comprehensive income (loss)	(539.8)	.1	333.6	(333.7)	(539.8)

	17,012.8	10,234.5	33,534.4	(48,478.2)	12,303.5
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	13,319.4	9,903.4	28,734.5	(43,347.2)	8,610.1

Total Liabilities and Stockholders' Equity	$33,606.4	$5,661.8	$25,076.4	$(38,318.7)	$26,025.9

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(322.9)	$(89.7)	$807.9	$—	$395.3

Investing Activities:
Acquisitions, net of cash acquired	—	—	(9.3)	—	(9.3)
Capital expenditures	—	(8.4)	(130.9)	—	(139.3)
Investments in and advances to investee companies	—	—	(23.7)	—	(23.7)
Purchases of marketable securities	—	(35.6)	—	—	(35.6)
Proceeds from dispositions	—	—	22.5	—	22.5
Other, net	(.4)	—	—	—	(.4)

Net cash flow used for investing activities	(.4)	(44.0)	(141.4)	—	(185.8)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(2.3)	—	(2.3)
Proceeds from issuance of senior notes	974.4	—	—	—	974.4
Repayment of senior notes	(1,007.5)	—	—	—	(1,007.5)
Payment of capital lease obligations	—	—	(7.7)	—	(7.7)
Dividends	(228.6)	—	—	—	(228.6)
Purchase of Company common stock	(16.5)	—	—	—	(16.5)
Excess tax benefit from stock-based compensation	.7	—	—	—	.7
Increase (decrease) in intercompany payables	589.3	133.4	(722.7)	—	—

Net cash flow provided by (used for) financing activities	311.8	133.4	(732.7)	—	(287.5)

Net decrease in cash and cash equivalents	(11.5)	(.3)	(66.2)	—	(78.0)
Cash and cash equivalents at beginning of period	108.6	.8	310.1	—	419.5

Cash and cash equivalents at end of period	$97.1	$.5	$243.9	$—	$341.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(371.8)	$(89.4)	$2,083.6	$—	$1,622.4

Investing Activities:
Acquisitions, net of cash acquired	(1,763.7)	—	(122.5)	—	(1,886.2)
Capital expenditures	—	(4.1)	(216.1)	—	(220.2)
Investments in and advances to investee companies	—	—	(18.2)	—	(18.2)
Purchases of marketable securities	—	(20.8)	—	—	(20.8)
Proceeds from dispositions	3.9	—	356.5	—	360.4
Proceeds from sales of marketable securities	—	10.0	—	—	10.0
Other, net	(.8)	(7.0)	(5.9)	—	(13.7)

Net cash flow used for investing activities	(1,760.6)	(21.9)	(6.2)	—	(1,788.7)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(4.0)	—	(4.0)
Payment of capital lease obligations	—	—	(9.4)	—	(9.4)
Dividends	(343.2)	—	—	—	(343.2)
Purchase of Company common stock	(44.7)	—	—	—	(44.7)
Proceeds from exercise of stock options	31.2	—	—	—	31.2
Excess tax benefit from stock-based compensation	3.4	—	—	—	3.4
Increase (decrease) in intercompany payables	2,064.4	111.3	(2,175.7)	—	—

Net cash flow provided by (used for) financing activities	1,711.1	111.3	(2,189.1)	—	(366.7)

Net decrease in cash and cash equivalents	(421.3)	—	(111.7)	—	(533.0)
Cash and cash equivalents at beginning of period	732.9	.8	613.2	—	1,346.9

Cash and cash equivalents at end of period	$311.6	$.8	$501.5	$—	$813.9

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

Consolidated Results of Operations

Three and Six Months Ended June 30, 2009 versus Three and Six Months Ended June 30, 2008

Revenues

The following tables present the Company's consolidated revenues by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2009		2008		$	%

Advertising sales	$1,986.3	66%	$2,359.3	70%	$(373.0)	(16)%
Television license fees	347.9	12	368.5	11	(20.6)	(6)
Affiliate revenues	328.8	11	299.9	9	28.9	10
Publishing	181.4	6	186.0	5	(4.6)	(2)
Home entertainment	44.4	1	82.7	2	(38.3)	(46)
Other	117.5	4	97.3	3	20.2	21

Total Revenues	$3,006.3	100%	$3,393.7	100%	$(387.4)	(11)%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2009		2008		$	%

Advertising sales	$4,014.7	65%	$4,772.2	68%	$(757.5)	(16)%
Television license fees	810.6	13	975.1	14	(164.5)	(17)
Affiliate revenues	657.1	11	596.8	8	60.3	10
Publishing	343.1	5	387.6	5	(44.5)	(11)
Home entertainment	107.1	2	119.7	2	(12.6)	(11)
Other	233.6	4	196.4	3	37.2	19

Total Revenues	$6,166.2	100%	$7,047.8	100%	$(881.6)	(13)%

Advertising sales decreased $373.0 million, or 16%, to $1.99 billion for the three months ended June 30, 2009 and decreased $757.5 million, or 16%, to $4.01 billion for the six months ended June 30, 2009 principally reflecting continued softness in the television, radio and outdoor advertising markets resulting from the weak economic environment, the unfavorable impact of foreign exchange rate changes, and lower political advertising sales, partially offset by the impact of the acquisition of CNET Networks, Inc. ("CNET") in the second quarter of 2008.

Television license fees decreased $20.6 million, or 6%, to $347.9 million for the three months ended June 30, 2009 and decreased $164.5 million, or 17%, to $810.6 million for the six months ended June 30, 2009, principally due to the absence of the initial benefit in 2008 of the international self-distribution arrangement for the CSI franchise, which was previously distributed by a third-party. For the six-month period, the decrease was partially offset by higher international syndication sales.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Affiliate revenues increased $28.9 million, or 10%, to $328.8 million for the three months ended June 30, 2009 principally reflecting growth in subscriptions and rate increases at Showtime Networks, and higher retransmission revenues. For the six months ended June 30, 2009 affiliate revenues increased $60.3 million, or 10%, to $657.1 million, principally driven by rate increases and subscriber growth at Showtime Networks and CBS College Sports Network, and higher retransmission revenues.

Publishing revenues decreased $4.6 million, or 2%, to $181.4 million for the three months ended June 30, 2009 principally reflecting the unfavorable impact of foreign exchange rate changes on revenues. Publishing revenues decreased $44.5 million, or 11%, to $343.1 million for the six months ended June 30, 2009 primarily reflecting a soft retail market, the timing of the releases of titles and the unfavorable impact of foreign exchange rate changes on revenues.

Home entertainment revenues decreased $38.3 million, or 46%, to $44.4 million for the three months ended June 30, 2009 principally due to decreased sales of library titles. For the six months ended June 30, 2009, home entertainment revenues decreased $12.6 million, or 11%, to $107.1 million as higher sales of certain DVD titles in 2009 including Gossip Girl, Navy NCIS, and Showtime original series were more than offset by prior year sales of Charmed.

Other revenues, which include digital media revenues and other ancillary fees for Television, Radio, Outdoor and Interactive operations, increased $20.2 million, or 21%, to $117.5 million for the three months ended June 30, 2009 and increased $37.2 million, or 19%, to $233.6 million for the six months ended June 30, 2009 primarily reflecting the impact of the acquisition of CNET. For the six-month period, the increase is partially offset by the absence of 2008 revenues associated with certain of the Company's former agreements with Westwood One, Inc ("Westwood One"), which were concluded during the first quarter of 2008.

International Revenues

The Company generated approximately 15% of its total revenues from international regions for both the three and six months ended June 30, 2009 and 16% and 17% for the three and six months ended June 30, 2008, respectively.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
Operating Expenses by Type		Percentage of Total		Percentage of Total	Increase/(Decrease)
	2009		2008		$	%

Programming	$762.2	38%	$705.4	36%	$56.8	8%
Production	525.3	26	570.9	29	(45.6)	(8)
Outdoor operations	298.5	15	332.3	17	(33.8)	(10)
Publishing operations	128.7	7	121.0	6	7.7	6
Other	269.7	14	232.7	12	37.0	16

Total Operating Expenses	$1,984.4	100%	$1,962.3	100%	$22.1	1%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
Operating Expenses by Type		Percentage of Total		Percentage of Total	Increase/(Decrease)
	2009		2008		$	%

Programming	$1,848.0	43%	$1,766.9	41%	$81.1	5%
Production	1,113.3	26	1,248.7	29	(135.4)	(11)
Outdoor operations	570.0	13	628.7	14	(58.7)	(9)
Publishing operations	247.3	6	256.6	6	(9.3)	(4)
Other	518.9	12	447.7	10	71.2	16

Total Operating Expenses	$4,297.5	100%	$4,348.6	100%	$(51.1)	(1)%

For the three months ended June 30, 2009, operating expenses increased $22.1 million, or 1%, to $1.98 billion. For the six months ended June 30, 2009, operating expenses decreased $51.1 million, or 1%, to $4.30 billion.

Programming expenses for the three months ended June 30, 2009 increased $56.8 million, or 8%, to $762.2 million and for the six months ended June 30, 2009 increased $81.1 million, or 5%, to $1.85 billion primarily reflecting the impact of the Writers Guild of America ("WGA") strike which reduced programming costs in 2008, higher costs associated with cable programming and a charge of $14.0 million recorded in the second quarter of 2009 for the write-down of programming inventory to its net realizable value.

Production expenses for the three months ended June 30, 2009 decreased $45.6 million, or 8%, to $525.3 million and for the six months ended June 30, 2009 decreased $135.4 million, or 11%, to $1.11 billion principally due to lower production costs associated with lower syndication revenues partially offset by costs for new series and an increased number of pilots produced in 2009.

Outdoor operations expenses for the three months ended June 30, 2009 decreased $33.8 million, or 10%, to $298.5 million and for the six months ended June 30, 2009 decreased $58.7 million, or 9%, to $570.0 million, primarily due to the impact of foreign exchange rate changes, partially offset by higher transit costs in Europe.

Publishing operations expenses for the three months ended June 30, 2009 increased $7.7 million, or 6%, to $128.7 million reflecting higher write-offs of advances for author royalties. For the six months ended June 30, 2009, Publishing operations expenses decreased $9.3 million, or 4%, to $247.3 million principally reflecting lower royalty and production expenses driven by the decrease in revenues partially offset by higher write-offs of advances for author royalties.

Other operating expenses for the three months ended June 30, 2009 increased $37.0 million, or 16%, to $269.7 million and for the six months ended June 30, 2009 increased $71.2 million, or 16%, to $518.9 million, primarily reflecting increased costs associated with digital media, including the impact of the acquisition of CNET.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $42.7 million, or 6%, to $625.7 million for the three months ended June 30, 2009 and decreased $27.4 million, or 2%, to $1.22 billion for the six months ended June 30, 2009, primarily due to lower advertising and employee-related costs resulting from restructuring and cost-savings initiatives implemented across the Company's segments and the impact of foreign exchange rate changes partially offset by the impact of the acquisition of CNET and higher pension costs. For the six-month period the decrease is also partially offset by the absence of a 2008 settlement of an international receivable claim. Pension and postretirement benefits costs

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

increased $21.6 million to $56.4 million for the second quarter of 2009 and increased $43.8 million to $113.4 million for the six-month period versus the comparable prior-year periods due to pension plan asset performance in 2008. SG&A expenses as a percentage of revenues for the three and six months ended June 30, 2009 was 21% and 20%, respectively, versus 20% and 18% for the three and six months ended June 30, 2008, respectively.

Restructuring Charges

During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, of which $47.5 million was recorded during the six months ended June 30, 2008. The full year 2008 charges reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs.

During the six months ended June 30, 2009, the Company recorded restructuring charges of $9.6 million, reflecting $4.9 million of severance costs associated with headcount reductions and $4.7 million of contract termination costs related to exiting a broadcasting equipment lease upon completion of the digital conversion.

As of June 30, 2009, the Company paid $86.0 million of severance costs and $2.9 million of contract termination and other associated costs, of which $12.7 million and $.6 million, respectively, was paid during the second quarter of 2009. The following table sets forth the activity for the restructuring charges by segment.

	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at June 30, 2009

Television	$35.9	$4.1	$(17.6)	$22.4
Radio	38.9	—	(14.3)	24.6
Outdoor	7.8	3.3	(5.0)	6.1
Interactive	2.7	—	(2.6)	.1
Publishing	3.9	2.2	(2.9)	3.2
Corporate	1.5	—	(.5)	1.0

Total	$90.7	$9.6	$(42.9)	$57.4

Depreciation and Amortization

For the three months ended June 30, 2009, depreciation and amortization increased 18% to $145.2 million and for the six months ended June 30, 2009, depreciation and amortization increased 19% to $287.5 million, principally reflecting higher depreciation and amortization associated with fixed assets and intangible assets acquired in connection with CNET and higher depreciation resulting from 2008 capital expenditures at Outdoor.

Interest Expense

For the three months ended June 30, 2009, interest expense decreased $.4 million to $133.9 million and for the six months ended June 30, 2009, interest expense decreased $5.9 million to $267.1 million. The Company had $6.99 billion at June 30, 2009 and $7.09 billion at June 30, 2008 of principal amounts of debt outstanding (including current maturities) at weighted average interest rates of 7.2% and 7.1%, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Income

For the three months ended June 30, 2009, interest income decreased $14.1 million to $1.1 million and for the six months ended June 30, 2009, interest income decreased $30.1 million to $2.7 million due to lower average cash balances and lower interest rates.

Loss on Early Extinguishment of Debt

For the six months ended June 30, 2009, loss on early extinguishment of debt of $29.8 million reflected a loss associated with the repurchase of $978.3 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

For the three months ended June 30, 2009, "Other items, net" reflected a net loss of $3.5 million primarily consisting of foreign exchange translation losses of $2.9 million and losses of $.7 million associated with securitizing accounts receivables. "Other items, net" reflected a net loss of $15.4 million for the six months ended June 30, 2009 primarily consisting of foreign exchange translation losses of $14.7 million and losses of $1.3 million associated with securitizing accounts receivables.

For the three months ended June 30, 2008, "Other items, net" of $124.9 million consisted of a gain of $127.2 million on the sale of the Company's investment in Sundance Channel and foreign exchange translation gains of $1.2 million partially offset by losses of $3.5 million associated with securitizing accounts receivables. "Other items, net" of $124.7 million for the six months ended June 30, 2008 consisted of a gain of $127.2 million on the sale of the investment in Sundance Channel and foreign exchange translation gains of $5.2 million partially offset by losses of $7.7 million associated with securitizing accounts receivables.

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes was $56.9 million and $232.9 million for the three months ended June 30, 2009 and 2008, respectively, and $65.7 million and $384.2 million for the six months ended June 30, 2009 and 2008, respectively. The provision for income taxes for the three and six months ended June 30, 2009, was impacted by a reduction of deferred tax assets associated with stock-based compensation of $23.3 million and $42.1 million, respectively. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest. The provision for income taxes for the six months ended June 30, 2009 was also impacted by the reversal of certain international net operating loss carryforwards of $13.4 million.

The Company's annual effective income tax rate for 2009 is currently expected to be approximately 45%.

Equity in Loss of Investee Companies, Net of Tax

Equity in loss of investee companies, net of tax, reflects the operating results of the Company's equity investments. For the three months ended June 30, 2009, equity in loss of investee companies, net of tax, increased $1.6 million to a loss of $3.1 million and for the six months ended June 30, 2009, equity in loss of investee companies, net of tax, increased $5.5 million to a loss of $14.3 million.

Net Earnings (Loss)

The Company reported net earnings of $15.4 million for the three months ended June 30, 2009 versus $408.4 million for the three months ended June 30, 2008 and a net loss of $39.9 million for the six months ended June 30, 2009 versus net earnings of $652.7 million for the six months ended June 30, 2008.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three and six months ended June 30, 2009 and 2008. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net Earnings (Loss) is presented in Note 15 (Reportable Segments) to the consolidated financial statements.

In connection with the acquisition of CNET in the second quarter of 2008, the Company combined its existing interactive businesses, which were previously reported in the Television segment, with those of CNET and realigned its management structure to create a separate Interactive segment. Prior period results have been reclassified to conform to this presentation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues:
Television	$1,947.5	$2,160.9	$4,178.1	$4,705.6
Radio	322.0	416.4	581.7	779.9
Outdoor	434.1	598.1	814.0	1,095.0
Interactive	126.4	40.2	260.0	93.1
Publishing	181.4	186.0	343.1	387.6
Eliminations	(5.1)	(7.9)	(10.7)	(13.4)

Total Revenues	$3,006.3	$3,393.7	$6,166.2	$7,047.8

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Segment OIBDA:
Television	$306.7	$512.4	$535.4	$960.8
Radio	95.3	158.6	147.5	280.9
Outdoor	42.2	153.6	67.3	255.1
Interactive	5.7	(16.8)	13.9	(15.7)
Publishing	8.1	17.0	8.2	34.1
Corporate	(34.7)	(41.9)	(63.2)	(67.9)
Residual costs	(35.9)	(22.5)	(71.9)	(44.9)
Depreciation and amortization	(145.2)	(123.4)	(287.5)	(241.2)

Total Operating Income	$242.2	$637.0	$349.7	$1,161.2

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Operating Income (Loss):
Television	$264.4	$468.1	$449.1	$872.9
Radio	86.0	150.7	129.7	265.7
Outdoor	(24.8)	92.4	(63.0)	136.5
Interactive	(14.1)	(21.3)	(25.7)	(24.0)
Publishing	6.1	14.6	4.0	29.2
Corporate	(39.5)	(45.0)	(72.5)	(74.2)
Residual costs	(35.9)	(22.5)	(71.9)	(44.9)

Total Operating Income	$242.2	$637.0	$349.7	$1,161.2

Depreciation and Amortization:
Television	$42.3	$44.3	$86.3	$87.9
Radio	9.3	7.9	17.8	15.2
Outdoor	67.0	61.2	130.3	118.6
Interactive	19.8	4.5	39.6	8.3
Publishing	2.0	2.4	4.2	4.9
Corporate	4.8	3.1	9.3	6.3

Total Depreciation and Amortization	$145.2	$123.4	$287.5	$241.2

Television (CBS Television Network, CBS Television Stations, CBS Television Studios, CBS Television Distribution, CBS College Sports Network and Showtime Networks)

(Contributed 65% and 68% to consolidated revenues for the three and six months ended June 30, 2009, respectively, versus 64% and 67% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues	$1,947.5	$2,160.9	$4,178.1	$4,705.6

OIBDA	$306.7	$512.4	$535.4	$960.8
Depreciation and amortization	(42.3)	(44.3)	(86.3)	(87.9)

Operating income	$264.4	$468.1	$449.1	$872.9

OIBDA as a % of revenues	16%	24%	13%	20%
Operating income as a % of revenues	14%	22%	11%	19%
Restructuring charges	$4.1	$—	$4.1	$34.9
Capital expenditures	$26.6	$57.8	$51.6	$92.4

Three months ended June 30, 2009 and 2008

For the three months ended June 30, 2009, Television revenues decreased 10% to $1.95 billion from $2.16 billion for the same prior-year period due to lower advertising sales, home entertainment revenues and television license fees partially offset by higher affiliate revenues. The following table

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

presents revenues by type for the Television segment for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
		% of		% of	Increase/(Decrease)
Television Revenues by Type	2009	Total	2008	Total	$	%

Advertising sales	$1,154.4	59%	$1,333.6	62%	$(179.2)	(13)%
Television license fees	347.9	18	368.5	17	(20.6)	(6)
Affiliate revenues	328.8	17	299.9	14	28.9	10
Home entertainment	44.4	2	82.7	4	(38.3)	(46)
Other	72.0	4	76.2	3	(4.2)	(6)

Total Television Revenues	$1,947.5	100%	$2,160.9	100%	$(213.4)	(10)%

Advertising sales decreased 13% primarily reflecting continued softness in the advertising marketplace. Television license fees decreased 6% primarily due to the absence of the initial benefit in 2008 of the international self-distribution arrangement for the CSI franchise, which was previously distributed by a third-party. Home entertainment revenues decreased 46% principally due to decreased sales of library titles. Affiliate revenues increased 10% over the same prior-year period driven by growth in subscriptions and rate increases at Showtime Networks, and higher retransmission revenues.

For the three months ended June 30, 2009, Television operating income decreased $203.7 million, or 44%, to $264.4 million and OIBDA decreased $205.7 million, or 40%, to $306.7 million primarily due to lower advertising sales and the impact of the WGA strike which reduced programming costs in 2008, partially offset by lower expenses associated with restructuring and cost-savings initiatives. Included in Television expenses is a $14.0 million charge to write down programming inventory to its net realizable value and $4.1 million of restructuring charges principally related to exiting a broadcasting equipment lease upon completion of the digital conversion.

Six months ended June 30, 2009 and 2008

For the six months ended June 30, 2009, Television revenues decreased 11% to $4.18 billion from $4.71 billion for the same prior-year period primarily due to lower advertising sales and television license fees partially offset by higher affiliate revenues. The following table presents revenues by type for the Television segment for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
		% of		% of	Increase/(Decrease)
Television Revenues by Type	2009	Total	2008	Total	$	%

Advertising sales	$2,462.3	59%	$2,870.7	61%	$(408.4)	(14)%
Television license fees	810.6	19	975.1	21	(164.5)	(17)
Affiliate revenues	657.1	16	596.8	13	60.3	10
Home entertainment	107.1	3	119.7	2	(12.6)	(11)
Other	141.0	3	143.3	3	(2.3)	(2)

Total Television Revenues	$4,178.1	100%	$4,705.6	100%	$(527.5)	(11)%

Advertising sales decreased 14% primarily reflecting continued softness in the advertising marketplace and lower political advertising sales. Television license fees decreased 17% primarily due to the absence of the initial benefit in 2008 of the international self-distribution arrangement for the CSI franchise,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

partially offset by higher international syndication sales. Affiliate revenues increased 10% driven by rate increases and subscriber growth at Showtime Networks and CBS College Sports Network, and higher retransmission revenues.

For the six months ended June 30, 2009, Television operating income decreased $423.8 million, or 49%, to $449.1 million and OIBDA decreased $425.4 million, or 44%, to $535.4 million primarily due to lower advertising sales, lower profits from syndication sales and higher programming costs partially offset by lower expenses associated with restructuring and cost-savings initiatives.

Disposition

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185.0 million.

Radio (CBS Radio)

(Contributed 11% and 9% to consolidated revenues for the three and six months ended June 30, 2009, respectively, versus 12% and 11% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues	$322.0	$416.4	$581.7	$779.9

OIBDA	$95.3	$158.6	$147.5	$280.9
Depreciation and amortization	(9.3)	(7.9)	(17.8)	(15.2)

Operating income	$86.0	$150.7	$129.7	$265.7

OIBDA as a % of revenues	30%	38%	25%	36%
Operating income as a % of revenues	27%	36%	22%	34%
Restructuring charges	$—	$—	$—	$10.0
Capital expenditures	$7.4	$13.1	$18.7	$19.2

Three months ended June 30, 2009 and 2008

For the three months ended June 30, 2009, Radio revenues decreased 23% to $322.0 million from $416.4 million for the same prior-year period reflecting softness in the advertising marketplace, primarily resulting from the weak economic environment.

For the three months ended June 30, 2009, Radio operating income decreased $64.7 million, or 43%, to $86.0 million and OIBDA decreased $63.3 million, or 40%, to $95.3 million driven by lower advertising sales partially offset by lower talent, marketing and promotion, and employee-related costs resulting from restructuring and cost-savings initiatives.

Six months ended June 30, 2009 and 2008

For the six months ended June 30, 2009, Radio revenues decreased 25% to $581.7 million from $779.9 million for the same prior-year period reflecting softness in the advertising marketplace, primarily resulting from the weak economic environment.

For the six months ended June 30, 2009, Radio operating income decreased $136.0 million, or 51%, to $129.7 million and OIBDA decreased $133.4 million, or 47%, to $147.5 million driven by lower

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

advertising sales partially offset by the absence of 2008 restructuring charges of $10.0 million and lower talent, marketing and promotion, and employee-related costs resulting from restructuring and cost-savings initiatives.

Disposition

On March 6, 2009, the Company completed the sale of three of its owned radio stations in Denver to Wilks Broadcasting for $19.5 million.

Non-cash transaction

On April 1, 2009, the Company completed a transaction with Clear Channel Communications, Inc. for the swap of five of its mid-size market radio stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston.

Outdoor (CBS Outdoor)

(Contributed 14% and 13% to consolidated revenues for the three and six months ended June 30, 2009, respectively, versus 18% and 16% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues	$434.1	$598.1	$814.0	$1,095.0

OIBDA	$42.2	$153.6	$67.3	$255.1
Depreciation and amortization	(67.0)	(61.2)	(130.3)	(118.6)

Operating income (loss)	$(24.8)	$92.4	$(63.0)	$136.5

OIBDA as a % of revenues	10%	26%	8%	23%
Operating income as a % of revenues	NM	15%	NM	12%
Restructuring charges	$2.5	$2.6	$3.3	$2.6
Capital expenditures	$24.2	$54.7	$50.1	$96.1

  NM - Not meaningful

Three months ended June 30, 2009 and 2008

For the three months ended June 30, 2009, Outdoor revenues decreased 27% to $434.1 million from $598.1 million for the same prior-year period due to lower advertising sales resulting from a weak advertising marketplace worldwide and the unfavorable impact of foreign exchange rate changes as a result of the strengthening of the U.S. dollar. Revenues for North America (which is comprised of the United States, Canada and Mexico) decreased 22% for the three months ended June 30, 2009 primarily due to revenue declines of 20% in the U.S. billboards business and 24% in the U.S. displays business, as well as the impact of foreign exchange rate changes. Revenues for International (which is comprised of Europe, Asia and South America) decreased 36% driven by foreign exchange rate changes and lower advertising sales principally due to a weak advertising market in Europe. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $48 million for the three months ended June 30, 2009. Approximately 46% and 50% of Outdoor revenues were generated from regions outside the United States for the three months ended June 30, 2009 and 2008, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended June 30, 2009, Outdoor reported an operating loss of $24.8 million compared to operating income of $92.4 million for the same prior-year period. Outdoor OIBDA decreased $111.4 million, or 73%, to $42.2 million for the three months ended June 30, 2009 from $153.6 million for the same prior-year period. These decreases were principally driven by the decline in advertising sales. In addition, Outdoor's franchise and lease costs are generally fixed in nature and, due to the difficult advertising marketplace worldwide, many of Outdoor's transit contracts, including the London Underground contract which also has reduced revenues due to project delays, are operating at their minimum guarantee levels, therefore adversely impacting OIBDA and operating income margins during the second quarter of 2009. Operating income for North America decreased $64.6 million, or 81%, to $15.1 million for the three months ended June 30, 2009 from $79.7 million for the same prior-year period and North America OIBDA decreased $64.3 million, or 51%, to $62.4 million from $126.7 million for the same prior-year period. These decreases were driven by the aforementioned revenue decline. For the three months ended June 30, 2009, International reported an operating loss of $39.9 million for 2009 versus operating income of $12.7 million for 2008 and an OIBDA loss of $20.2 million for 2009 versus income of $26.9 million for 2008. These decreases principally reflected the decline in advertising sales, partially offset by lower employee-related costs resulting from restructuring and cost-savings initiatives.

Six months ended June 30, 2009 and 2008

For the six months ended June 30, 2009, Outdoor revenues decreased 26% to $814.0 million from $1.10 billion for the same prior-year period reflecting the soft advertising marketplace worldwide and the unfavorable impact of foreign exchange rate changes as the U.S. dollar strengthened in the first half of 2009. Revenues for North America decreased 20% for the six months ended June 30, 2009 primarily due to revenue declines of 19% in both the U.S. billboards and displays businesses, declines in billboard revenues in Canada and the impact of foreign exchange rate changes. Revenues for International decreased 34% driven by foreign exchange rate changes and lower advertising sales principally due to a weak advertising market in Europe. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $96 million for the six months ended June 30, 2009. Approximately 46% and 50% of Outdoor revenues were generated from regions outside the United States for the six months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, Outdoor reported an operating loss of $63.0 million compared to operating income of $136.5 million for the same prior-year period. Outdoor OIBDA decreased $187.8 million, or 74%, to $67.3 million for the six months ended June 30, 2009 from $255.1 million for the same prior-year period. These decreases were principally driven by the decline in advertising sales. In addition, Outdoor's franchise and lease costs are generally fixed in nature and, due to the difficult advertising marketplace worldwide, many of Outdoor's transit contracts, including the London Underground contract which also has reduced revenues due to project delays, are operating at their minimum guarantee levels, therefore adversely impacting OIBDA and operating income margins during the first half of 2009. Operating income for North America decreased $111.6 million, or 89%, to $13.1 million for the six months ended June 30, 2009 from $124.7 million for the same prior-year period and North America OIBDA decreased $111.8 million, or 51%, to $106.2 million from $218.0 million for the same prior-year period. These decreases were driven by the aforementioned revenue decline. For the six months ended June 30, 2009, International reported an operating loss of $76.1 million for 2009 versus operating income of $11.8 million for 2008 and an OIBDA loss of $38.9 million for 2009 versus income of $37.1 million for 2008. These decreases principally reflected the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

decline in advertising sales and higher transit costs in Europe, partially offset by lower employee-related costs resulting from restructuring and cost-savings initiatives.

Acquisition

On April 23, 2008, the Company acquired International Outdoor Advertising Group ("IOA"), the leading out-of-home advertising company in South America, for $110.8 million.

Interactive (CBS Interactive)

(Contributed 4% to consolidated revenues for the three and six months ended June 30, 2009 versus 1% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues	$126.4	$40.2	$260.0	$93.1

OIBDA	$5.7	$(16.8)	$13.9	$(15.7)
Depreciation and amortization	(19.8)	(4.5)	(39.6)	(8.3)

Operating loss	$(14.1)	$(21.3)	$(25.7)	$(24.0)

OIBDA as a % of revenues	5%	NM	5%	NM
Capital expenditures	$4.1	$1.9	$9.6	$3.3

  NM - Not meaningful

During the second quarter of 2008, the Company completed the acquisition of CNET for $1.8 billion.

Three months ended June 30, 2009 and 2008

For the three months ended June 30, 2009, Interactive revenues increased $86.2 million to $126.4 million from $40.2 million for the same prior-year period, as Interactive results for the second quarter of 2008 did not include $99.7 million of 2008 revenues generated from CNET, which was acquired during June 2008. Interactive revenues also reflected the unfavorable impact of foreign exchange rate changes and lower display advertising sales due to the soft advertising marketplace resulting from the weak economic environment.

For the three months ended June 30, 2009, Interactive reported an operating loss of $14.1 million compared to an operating loss of $21.3 million for the same prior-year period, reflecting depreciation and amortization expense associated with fixed assets and intangible assets acquired in connection with CNET. Interactive OIBDA increased to $5.7 million for the three months ended June 30, 2009 from an OIBDA loss of $16.8 million for the same prior-year period due to the impact of the acquisition of CNET and lower employee-related costs resulting from headcount reductions.

Six months ended June 30, 2009 and 2008

For the six months ended June 30, 2009, Interactive revenues increased $166.9 million to $260.0 million from $93.1 million for the same prior-year period, as Interactive results for the first half of 2008 did not include $188.8 million of 2008 revenues generated from CNET, which was acquired during June 2008. Interactive revenues also reflected the unfavorable impact of foreign exchange rate changes and lower display advertising sales due to the soft advertising marketplace resulting from the weak economic environment.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the six months ended June 30, 2009, Interactive reported an operating loss of $25.7 million compared to an operating loss of $24.0 million for the same prior-year period, reflecting depreciation and amortization expense associated with fixed assets and intangible assets acquired in connection with CNET. Interactive OIBDA increased to $13.9 million for the six months ended June 30, 2009 from an OIBDA loss of $15.7 million for the same prior-year period due to the impact of the acquisition of CNET and lower employee-related costs resulting from headcount reductions, partially offset by lower display advertising sales.

Publishing (Simon & Schuster)

(Contributed 6% to consolidated revenues for the three and six months ended June 30, 2009 versus 5% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues	$181.4	$186.0	$343.1	$387.6

OIBDA	$8.1	$17.0	$8.2	$34.1
Depreciation and amortization	(2.0)	(2.4)	(4.2)	(4.9)

Operating income	$6.1	$14.6	$4.0	$29.2

OIBDA as a % of revenues	4%	9%	2%	9%
Operating income as a % of revenues	3%	8%	1%	8%
Restructuring charges	$2.2	$—	$2.2	$—
Capital expenditures	$.4	$3.3	$.9	$5.1

Three months ended June 30, 2009 and 2008

For the three months ended June 30, 2009, Publishing revenues decreased 2% to $181.4 million from $186.0 million for the same prior-year period principally reflecting the unfavorable impact of foreign exchange rate changes. Best-selling titles in the second quarter of 2009 included Liberty and Tyranny by Mark R. Levin and Glenn Beck's Common Sense by Glenn Beck.

For the three months ended June 30, 2009, Publishing operating income decreased $8.5 million, or 58%, to $6.1 million and OIBDA decreased $8.9 million, or 52%, to $8.1 million for the same prior-year period. These decreases were driven by higher write-offs of advances for author royalties and restructuring charges of $2.2 million incurred during the second quarter of 2009, consisting of severance costs associated with the elimination of positions. These decreases were partially offset by lower employee-related costs due to restructuring and cost-savings initiatives.

Six months ended June 30, 2009 and 2008

For the six months ended June 30, 2009, Publishing revenues decreased 11% to $343.1 million from $387.6 million for the same prior-year period reflecting a soft retail market, the timing of the release of titles and the unfavorable impact of foreign exchange rate changes on revenues. Best-selling titles in the first six months of 2009 included Liberty and Tyranny by Mark R. Levin and Just Take My Heart by Mary H. Clark.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the six months ended June 30, 2009, Publishing operating income decreased $25.2 million, or 86%, to $4.0 million and OIBDA decreased $25.9 million, or 76%, to $8.2 million versus the same prior-year period. These decreases were driven by the revenue decline and higher write-offs of advances for author royalties, partially offset by lower production costs, lower selling and advertising expenses resulting from the revenue decrease and lower employee-related costs due to the restructuring and cost-savings initiatives.

Financial Position

Current assets decreased $481.7 million to $4.71 billion at June 30, 2009 from $5.19 billion at December 31, 2008, primarily due to decreases in programming and other inventory of $378.8 million reflecting the seasonality of television broadcasting. The allowance for doubtful accounts as a percentage of receivables was 5.6% at June 30, 2009 compared with 5.0% at December 31, 2008.

Net property and equipment of $2.96 billion at June 30, 2009 decreased $49.9 million from $3.01 billion at December 31, 2008, primarily reflecting depreciation expense of $221.2 million, partially offset by capital expenditures of $139.3 million and foreign currency translation adjustments.

Goodwill increased $11.6 million to $8.66 billion at June 30, 2009 from $8.65 billion at December 31, 2008, primarily reflecting foreign currency translation adjustments and purchase price adjustments for Outdoor acquisitions.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $66.3 million to $7.04 billion at June 30, 2009 from $7.10 billion at December 31, 2008, primarily due to amortization expense of $66.3 million.

Current liabilities decreased $664.0 million to $4.14 billion at June 30, 2009 from $4.80 billion at December 31, 2008, primarily reflecting a decrease in dividends payable resulting from the decrease in the quarterly cash dividend rate and decreases in accounts payable, accrued compensation and program rights obligations due to the timing of payments.

Other liabilities decreased $249.8 million to $3.37 billion at June 30, 2009 from $3.62 billion at December 31, 2008, primarily reflecting lower long-term program rights obligations and participants' share and royalties payable.

Cash Flows

Cash and cash equivalents decreased by $78.0 million for the six months ended June 30, 2009. The change in cash and cash equivalents was as follows:

	Six Months Ended June 30,

	2009	2008

Cash provided by operating activities	$395.3	$1,622.4
Cash used for investing activities	(185.8)	(1,788.7)
Cash used for financing activities	(287.5)	(366.7)

Net decrease in cash and cash equivalents	$(78.0)	$(533.0)

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Activities.    Cash provided by operating activities of $395.3 million for the six months ended June 30, 2009 decreased $1.23 billion, or 76%, from $1.62 billion for the same prior-year period. This decrease is primarily due to a $300.0 million reduction to amounts outstanding under the revolving accounts receivable securitization program, lower operating income and higher 2009 cash spending for programming compared to 2008 which was impacted by the WGA strike, partially offset by lower cash payments for income taxes.

Cash paid for income taxes for the six months ended June 30, 2009 decreased to $72.4 million versus $195.8 million for the six months ended June 30, 2008 principally due to lower taxable income. Cash taxes for 2009 are currently anticipated to be $100 million to $125 million.

Investing Activities.    Cash used for investing activities of $185.8 million for the six months ended June 30, 2009 principally reflected capital expenditures of $139.3 million, purchases of marketable securities of $35.6 million and investments in investee companies of $23.7 million, partially offset by proceeds from dispositions of $22.5 million, primarily from the sale of radio stations. Cash used for investing activities of $1.79 billion for the six months ended June 30, 2008 principally reflected acquisitions of $1.89 billion, primarily consisting of the acquisitions of CNET and IOA, and capital expenditures of $220.2 million. These increases were partially offset by proceeds from dispositions of $360.4 million, primarily consisting of television station divestitures and the sale of the Company's investment in Sundance Channel.

Capital expenditures for 2009 are currently anticipated to be $275 million to $325 million.

Financing Activities.    Cash used for financing activities of $287.5 million for the six months ended June 30, 2009 principally reflected the repayment of senior notes of $1.01 billion and dividend payments of $228.6 million, partially offset by proceeds from the issuance of senior notes of $974.4 million. Cash used for financing activities of $366.7 million for the six months ended June 30, 2008 principally reflected dividend payments of $343.2 million and the purchase of Company Common Stock for $44.7 million, partially offset by proceeds from the exercise of stock options of $31.2 million.

Cash Dividends

On April 7, 2009, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on July 1, 2009. The total dividend was $34.6 million of which $33.7 million was paid on July 1, 2009 and $.9 million was accrued to be paid upon vesting of RSUs. During the second quarter of 2009, the Company paid $44.2 million for the dividend declared on February 18, 2009 and for dividend payments on RSUs and restricted shares that vested during the second quarter of 2009.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure

The following table sets forth the Company's debt.

	At June 30, 2009	At December 31, 2008

Notes payable to banks	$1.9	$4.3
Senior debt (4.625% – 8.875% due 2010 – 2056) (a)	6,905.2	6,904.3
Other notes	—	.2
Obligations under capital leases	113.2	120.8

Total debt	7,020.3	7,029.6
Less discontinued operations debt (b)	33.5	33.5

Total debt from continuing operations	6,986.8	6,996.1
Less current portion	22.5	21.3

Total long-term debt from continuing operations, net of current portion	$6,964.3	$6,974.8

(a)
At June 30, 2009 and December 31, 2008, the senior debt balances included (i) a net unamortized premium of $2.2 million and $23.3 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $85.4 million and $88.0 million, respectively. The June 30, 2009 balance also includes an increase in the carrying value of the debt relating to outstanding fair value hedges of $2.8 million. The face value of the Company's senior debt was $6.81 billion at June 30, 2009 and $6.79 billion at December 31, 2008.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

On May 13, 2009, CBS Corp. issued $350.0 million of 8.875% senior notes due 2019 and $400.0 million of 8.200% senior notes due 2014. On June 2, 2009, CBS Corp. issued $250.0 million of 8.875% senior notes due 2019. Interest on these senior notes will be paid semi-annually. The senior notes are fully and unconditionally guaranteed by CBS Operations Inc., a wholly owned subsidiary of CBS Corp.

During the six months ended June 30, 2009, the Company repurchased $978.3 million of its 7.70% senior notes due 2010 resulting in a loss on early extinguishment of debt of $29.8 million.

Credit Facility

At June 30, 2009, the Company had a $3.0 billion revolving credit facility which expires in December 2010 (the "Credit Facility"). The Credit Facility requires the Company to maintain a minimum Consolidated Coverage Ratio, as defined in the Credit Facility, of 3x for the trailing four quarters. At June 30, 2009, the Company's Consolidated Coverage Ratio was approximately 4x. The primary purpose of the Credit Facility is to support commercial paper borrowings. At June 30, 2009, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.80 billion.

Accounts Receivable Securitization Program

The Company's revolving accounts receivable securitization program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program were used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of June 30, 2009, the Company was in compliance with the required ratios under the receivable securitization program. During the six months ended June 30, 2009, the Company reduced amounts outstanding under its accounts receivable securitization program by $300.0 million to $250.0 million at June 30, 2009 from $550.0 million at December 31, 2008.

During the six months ended June 30, 2009 and 2008, proceeds from collections of securitized accounts receivables of $609.9 million and $1.43 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.7 million and $1.3 million for the three and six months ended June 30, 2009, respectively, and $3.5 million and $7.7 million for the three and six months ended June 30, 2008, respectively.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which include operating needs, capital expenditures, dividends, and principal and interest payments on its outstanding indebtedness, as well as cash flows generated from operating activities available to meet these needs. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $2.80 billion of remaining availability at June 30, 2009, and access to capital markets are sufficient to fund its operating needs, including commitments to purchase sports programming rights, television and film programming, talent contracts, other operating commitments and contingencies, capital and investing commitments, dividends and other financing requirements for the foreseeable future.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2009, the outstanding letters of credit and surety bonds approximated $379.8 million and were not recorded on the Consolidated Balance Sheets.

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

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, the defendants filed a motion to dismiss this action. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

Following the decision in the fleeting expletives case, on May 4, 2009, the U.S. Supreme Court remanded the Superbowl Proceeding to the U.S. Court of Appeals for the Third Circuit. Both cases will be the subject of further proceedings, in light of the U.S. Supreme Court's April 28, 2009 decision, before the respective U.S. Court of Appeals. The Third Circuit has requested a new round of briefing from the Company and the FCC in light of the U.S. Supreme Court's decision in the fleeting expletives case.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2009, the Company had pending approximately 64,480 asbestos claims, as compared with approximately 68,520 as of December 31, 2008 and 73,940 as of June 30, 2008. During the second quarter of 2009, the Company received approximately 930 new claims and closed or moved to an inactive docket approximately 3,990 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2008 and 2007 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $15.0 million and $17.5 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a relatively small percentage of asbestos claims pending at June 30, 2009. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At June 30, 2009, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 10% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $40.9 million and $99.3 million for the three months ended June 30, 2009 and 2008, respectively, and $112.3 million and $145.4 million for the six months ended June 30, 2009 and 2008, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the United States through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the United States after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $4.8 million and $8.3 million for the three months ended June 30, 2009 and 2008, respectively, and $8.8 million and $12.1 million for the six months ended June 30, 2009 and 2008, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At June 30, 2009	At December 31, 2008

Amounts due from Viacom Inc.:
Receivables	$165.2	$182.5
Other assets (Receivables, noncurrent)	180.3	249.8

Total amounts due from Viacom Inc.	$345.5	$432.3

Amounts due to Viacom Inc.:
Accounts payable	$3.8	$6.5
Program rights	33.6	48.2
Other liabilities (Program rights, noncurrent)	8.7	26.5

Total amounts due to Viacom Inc.	$46.1	$81.2

Other Related Parties.    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $17.2 million and $11.0 million for the three months ended June 30, 2009 and 2008, respectively and $34.1 million and $24.7 million for the six months ended June 30, 2009 and 2008, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

In the second quarter of 2009, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material effect on the Company's consolidated financial statements.

In the second quarter of 2009, the Company adopted FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financial Instruments" and APB Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies.

In the first quarter of 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations. On April 1, 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ("FSP FAS 141(R)-1") which is effective on January 1, 2009. FSP FAS 141(R)-1 amends and clarifies SFAS 141R guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. Effective January 1, 2009, the Company adopted FSP FAS 157-2, "Effective Date of FASB Statement No. 157" for nonfinancial assets and liabilities. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements.

Recent Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168") effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167") effective for interim and annual reporting periods that begin after November 15, 2009. SFAS 167 amends FASB Interpretation 46(R) to provide guidance on identifying the primary beneficiary of a variable interest entity and to require an ongoing reassessment of whether an entity is the primary beneficiary. SFAS 167 also amends certain guidance for determining whether an entity is a variable interest entity.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS 166") effective for interim and annual reporting periods that begin after November 15, 2009. SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140 and clarifies that the objective of SFAS No. 140 is to determine whether a transferor has surrendered control over transferred financial assets. This statement limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor and/or when the transferor has continuing involvement with the transferred financial asset. The Company is currently evaluating the impact of the adoption of SFAS 166 on the consolidated financial statements.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, the defendants filed a motion to dismiss this action. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television and radio businesses by causing delays in the production of the Company's television or radio programming or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. The entertainment businesses' collective bargaining agreement with the Screen Actors Guild ("SAG") covering performers expired on June 30, 2008. The SAG National Board of Directors and its members ratified a new collective bargaining agreement in June 2009, thus ending the strike threat posed by the expiration of the prior agreement. Depending on their duration, strikes or work stoppages could have an adverse effect on the Company's revenues and operating income.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2009, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of CBS Corporation was held on June 9, 2009. The following matters were voted on at the meeting: (i) the election of 14 directors, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for CBS Corporation for the fiscal year 2009, (iii) the approval of the CBS Corporation 2009 Long-Term Incentive Plan, (iv) the approval of the amended and restated CBS Corporation 2000 Stock Option Plan for Outside Directors, (v) the approval of the amended and restated CBS Corporation 2005 RSU Plan for Outside Directors, and (vi) the denial of the stockholder proposal regarding the adoption of principles for comprehensive health care reform.

(i)
The entire nominated board of directors was elected and the Inspector of Election certified the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
David R. Andelman	56,404,277	557,967
Joseph A. Califano, Jr.	56,397,727	564,517
William S. Cohen	56,419,411	542,833
Gary L. Countryman	56,388,287	573,957
Charles K. Gifford	56,399,859	562,384
Leonard Goldberg	56,403,921	558,323
Bruce S. Gordon	56,402,790	559,454
Linda M. Griego	56,405,503	556,741
Arnold Kopelson	56,424,837	537,407
Leslie Moonves	56,423,520	538,724
Doug Morris	56,423,110	539,133
Shari Redstone	56,390,184	572,060
Sumner M. Redstone	56,399,275	562,969
Frederic V. Salerno	56,292,875	669,368
(ii)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for CBS Corporation for the fiscal year 2009 were as follows:

For:	Against:	Abstentions:
56,903,476	48,469	10,297
(iii)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the approval of the CBS Corporation 2009 Long-Term Incentive Plan were as follows:

For:	Against:	Abstentions:
54,023,449	568,648	15,211

(iv)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the approval of the amended and restated CBS Corporation 2000 Stock Option Plan for Outside Directors were as follows:

For:	Against:	Abstentions:
54,032,555	552,439	22,316
(v)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the approval of the amended and restated CBS Corporation 2005 RSU Plan for Outside Directors were as follows:

For:	Against:	Abstentions:
54,036,952	547,023	23,334
(vi)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the denial of the stockholder proposal regarding the adoption of principles for comprehensive health care reform were as follows:

For:	Against:	Abstentions:
205,468	53,969,101	432,740

Item 6.    Exhibits.

Exhibit No.	Description of Document
(10)	Material Contracts
(a)	CBS Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Annex A to CBS Corporation's Proxy Statement dated April 24, 2009) (File No. 001-09553).
(b)
CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through June 9, 2009) (incorporated by reference to Annex B to CBS Corporation's Proxy Statement dated April 24, 2009) (File No. 001-09553).
(c)
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through June 9, 2009) (incorporated by reference to Annex C to CBS Corporation's Proxy Statement dated April 24, 2009) (File No. 001-09553).
(12)	Statement Regarding Computation of Ratios (filed herewith)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 1350 Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(101)	Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBS CORPORATION (Registrant)
Date:	August 6, 2009	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date:	August 6, 2009	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(10)	Material Contracts
(a)	CBS Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Annex A to CBS Corporation's Proxy Statement dated April 24, 2009) (File No. 001-09553).
(b)
CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through June 9, 2009) (incorporated by reference to Annex B to CBS Corporation's Proxy Statement dated April 24, 2009) (File No. 001-09553).
(c)
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through June 9, 2009) (incorporated by reference to Annex C to CBS Corporation's Proxy Statement dated April 24, 2009) (File No. 001-09553).
(12)	Statement Regarding Computation of Ratios (filed herewith)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 1350 Certifications
(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(101)	Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.