Form 10-Q
period 2009-09-30
CBS CORP
filed 2009-11-05
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        Number of shares of common stock outstanding at October 30, 2009:

        Class A Common Stock, par value $.001 per share—51,832,018

        Class B Common Stock, par value $.001 per share—625,337,592

CBS CORPORATION
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

		Three Months Ended September 30,				Nine Months Ended September 30,

		2009		2008		2009		2008

Revenues		$3,350.0		$3,375.7		$9,516.2		$10,423.5

Expenses:
Operating		2,132.3		2,050.2		6,429.8		6,398.8
Selling, general and administrative		620.4		680.8		1,842.3		1,930.1
Restructuring charges		—		5.9		9.6		53.4
Impairment charges (Note 4)		31.7		14,117.2		31.7		14,117.2
Depreciation and amortization		147.4		139.7		434.9		380.9

Total expenses		2,931.8		16,993.8		8,748.3		22,880.4

Operating income (loss)		418.2		(13,618.1)		767.9		(12,456.9)
Interest expense		(135.4)		(134.8)		(402.5)		(407.8)
Interest income		1.6		6.4		4.3		39.2
Loss on early extinguishment of debt		—		—		(29.8)		—
Other items, net		15.0		(41.3)		(.4)		83.4

Earnings (loss) before income taxes and equity in loss of investee companies		299.4		(13,787.8)		339.5		(12,742.1)
(Provision) benefit for income taxes		(79.7)		1,332.1		(145.4)		947.9
Equity in loss of investee companies, net of tax		(12.1)		(6.5)		(26.4)		(15.3)

Net earnings (loss)		$207.6		$(12,462.2)		$167.7		$(11,809.5)

Basic net earnings (loss) per common share		$.31		$(18.58)		$.25		$(17.64)
Diluted net earnings (loss) per common share	$	..30		$(18.58)	$	..25		$(17.64)
Weighted average number of common sharesoutstanding:
Basic		674.8		670.9		673.2		669.4
Diluted		685.1		670.9		680.5		669.4
Dividends per common share	$	..05	$	..27	$	..15	$	..79

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At September 30, 2009	At December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$473.8	$419.5
Receivables, less allowances of $152.2 (2009) and $143.9 (2008)	2,726.9	2,749.9
Programming and other inventory (Note 5)	861.3	1,027.3
Deferred income tax assets, net	322.2	318.7
Prepaid expenses and other current assets	702.7	669.3
Current assets of discontinued operations	14.4	8.1

Total current assets	5,101.3	5,192.8

Property and equipment:
Land	335.5	337.1
Buildings	710.9	702.3
Capital leases	196.3	196.8
Advertising structures	2,014.7	1,885.5
Equipment and other	1,808.3	1,777.8

	5,065.7	4,899.5
Less accumulated depreciation and amortization	2,166.5	1,891.2

Net property and equipment	2,899.2	3,008.3

Programming and other inventory (Note 5)	1,451.8	1,578.1
Goodwill (Note 4)	8,661.3	8,647.8
Intangible assets (Note 4)	6,953.9	7,104.2
Other assets	1,403.3	1,260.9
Assets of discontinued operations	89.7	97.2

Total Assets	$26,560.5	$26,889.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$373.6	$462.8
Accrued compensation	251.2	370.7
Participants' share and royalties payable	890.0	962.3
Program rights	707.5	840.1
Deferred revenue	409.4	392.0
Income taxes payable	81.7	42.9
Current portion of long-term debt (Note 7)	22.7	21.3
Accrued expenses and other current liabilities	1,461.6	1,691.5
Current liabilities of discontinued operations	22.9	17.3

Total current liabilities	4,220.6	4,800.9

Long-term debt (Note 7)	6,963.7	6,974.8
Pension and postretirement benefit obligations	2,301.9	2,273.7
Deferred income tax liabilities, net	484.8	345.1
Other liabilities	3,471.4	3,617.3
Liabilities of discontinued operations	271.9	280.2
Commitments and contingencies (Note 11)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 57.7 (2009 and 2008) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 737.5 (2009) and 733.5 (2008) shares issued	.7	.7
Additional paid-in capital	43,485.1	43,495.0
Accumulated deficit	(30,430.5)	(30,598.2)
Accumulated other comprehensive loss (Note 1)	(515.8)	(606.9)

	12,539.6	12,290.7
Less treasury stock, at cost; 120.4 (2009 and 2008) Class B Shares	3,693.4	3,693.4

Total Stockholders' Equity	8,846.2	8,597.3

Total Liabilities and Stockholders' Equity	$26,560.5	$26,889.3

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2009	2008

Operating Activities:
Net earnings (loss)	$167.7	$(11,809.5)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization	434.9	380.9
Impairment charges	31.7	14,117.2
Deferred income tax provision (benefit)	148.2	(1,245.8)
Write-down of investments	—	56.4
Net gain on dispositions	(.6)	(135.4)
Stock-based compensation	108.2	110.5
Loss on early extinguishment of debt	29.8	—
Equity in loss of investee companies, net of tax and distributions	28.1	21.1
Decrease to accounts receivable securitization program	(150.0)	—
Change in assets and liabilities, net of effects of acquisitions	(230.1)	218.3

Net cash flow provided by operating activities	567.9	1,713.7

Investing Activities:
Acquisitions, net of cash acquired	(11.8)	(1,950.9)
Capital expenditures	(185.5)	(349.6)
Investments in and advances to investee companies	(24.5)	(8.9)
Purchases of marketable securities	(35.6)	—
Proceeds from dispositions	72.4	366.7
Other, net	(.5)	(12.4)

Net cash flow used for investing activities	(185.5)	(1,955.1)

Financing Activities:
Repayments to banks, including commercial paper, net	(2.3)	(5.0)
Proceeds from issuance of senior notes	974.4	—
Repayment of senior notes	(1,007.5)	—
Payment of capital lease obligations	(11.6)	(13.7)
Dividends	(263.5)	(524.3)
Purchase of Company common stock	(18.7)	(45.6)
Proceeds from exercise of stock options	—	31.2
Excess tax benefit from stock-based compensation	1.1	5.0

Net cash flow used for financing activities	(328.1)	(552.4)

Net increase (decrease) in cash and cash equivalents	54.3	(793.8)
Cash and cash equivalents at beginning of period	419.5	1,346.9

Cash and cash equivalents at end of period	$473.8	$553.1

Supplemental disclosure of cash flow information
Cash paid for interest	$395.0	$413.9
Cash paid for income taxes	$41.4	$207.5
Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$—	$19.8

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television, comprised of the CBS Television Network, television stations, its television production and syndication operations, and CBS College Sports Network; CBS Films and Showtime Networks), Radio (CBS Radio), Outdoor (CBS Outdoor), Interactive (CBS Interactive, comprised of Internet brands including CNET, CBS.com, CBSSports.com, TV.com, BNET and Last.fm) and Publishing (Simon & Schuster).

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

The Company performed an evaluation of subsequent events through November 5, 2009, which is the date the financial statements have been filed with the SEC.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2009, respectively, stock options to purchase 30.3 million and 31.7 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2008, stock options to purchase 36.9 million shares of CBS Corp. Class B Common Stock and 14.3 million RSUs, PSUs and restricted shares were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2009	2008	2009	2008

Weighted average shares for basic EPS	674.8	670.9	673.2	669.4
Dilutive effect of shares issuable under stock-based compensation plans	10.3	—	7.3	—

Weighted average shares for diluted EPS	685.1	670.9	680.5	669.4

Comprehensive Income (Loss)—Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income (loss) ("OCI") items listed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net earnings (loss)	$207.6	$(12,462.2)	$167.7	$(11,809.5)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	12.3	(153.8)	56.8	(71.1)
Net actuarial loss and prior service costs	11.1	2.5	33.4	11.0
Net unrealized gain (loss) on securities	.6	(24.5)	.9	(33.2)
Reclassification adjustment for net realized loss on securities	—	32.1	—	32.1

Total comprehensive income (loss)	$231.6	$(12,605.9)	$258.8	$(11,870.7)

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the nine months ended September 30, 2009 and 2008, the Company recorded dividends of $103.9 million and $541.0 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards—Beginning in the third quarter of 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB.

In the second quarter of 2009, the Company adopted new FASB guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.

In the second quarter of 2009, the Company adopted new FASB guidance which requires disclosures about the fair value of financial instruments for interim reporting periods regardless of whether these financial instruments are recognized at fair value on the Consolidated Balance Sheets. (See Note 14.)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In the first quarter of 2009, the Company adopted new FASB guidance which requires enhanced disclosures about derivative instruments and hedging activities. (See Note 14.)

Effective January 1, 2009, the Company adopted revised FASB guidance for business combinations. This revised guidance establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill, and expands disclosure requirements for business combinations. This guidance also amends and clarifies accounting for assets and liabilities arising from contingencies in a business combination.

Effective January 1, 2008, the Company adopted FASB guidance for its financial assets and liabilities which establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Effective January 1, 2009, the Company adopted this guidance for its nonfinancial assets and liabilities. During August 2009, the FASB issued further guidance on how to measure the fair value of a liability, effective for the third quarter of 2009. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements. (See Note 13.)

Recent Pronouncements—In June 2009, the FASB issued revised guidance relating to the accounting for variable interest entities ("VIEs"). This guidance changes the model for determining whether an entity should consolidate a VIE. This new model requires an assessment of whether an entity has a controlling financial interest in a VIE and is therefore required to consolidate the VIE. This guidance also requires an ongoing reassessment of whether an entity continues to be the primary beneficiary of a VIE. This revised guidance is effective for the Company beginning January 1, 2010. The Company is currently evaluating the impact of the adoption of this guidance on the consolidated financial statements.

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets, effective for the Company beginning January 1, 2010. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The Company is currently evaluating the impact of the adoption of this guidance on the consolidated financial statements.

In December 2008, the FASB issued guidance requiring enhanced annual disclosures about plan assets of defined benefit pension and other postretirement plans, effective for the Company for the year ended December 31, 2009. These disclosures include the Company's investment policies and strategies, major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements of plan assets and any significant concentrations of risk in plan assets.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

RSUs, PSUs and restricted shares	$29.4	$34.1	$84.3	$99.0
Stock options and equivalents	12.0	4.2	23.9	11.5

Stock-based compensation expense, before income taxes	41.4	38.3	108.2	110.5
Related tax benefit	(16.6)	(15.1)	(43.3)	(43.7)

Stock-based compensation expense, net of tax	$24.8	$23.2	$64.9	$66.8

During the nine months ended September 30, 2009, the Company granted 12.6 million RSUs with a weighted average per unit grant date fair value of $5.17. RSU grants during 2009 generally vest over a three- to four-year service period. Certain RSU awards are also subject to satisfying performance conditions. During the nine months ended September 30, 2009, the Company also granted .4 million PSUs with an aggregate grant date fair value of $4.3 million. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on the achievement of established operating performance goals. During the nine months ended September 30, 2009, the Company also granted 15.6 million stock options with a weighted average exercise price of $5.33. Stock option grants during 2009 generally vest over a three- to four-year service period.

Total unrecognized compensation cost related to non-vested RSUs and PSUs at September 30, 2009 was $150.2 million, which is expected to be expensed over a weighted average period of 2.1 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at September 30, 2009 was $52.6 million, which is expected to be expensed over a weighted average period of 2.7 years.

3) ACQUISITIONS AND DISPOSITIONS

Acquisitions

During June 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET") for $1.8 billion. The results of CNET have been included in the Interactive segment since its acquisition.

On April 23, 2008, the Company acquired International Outdoor Advertising Group ("IOA"), the leading out-of-home advertising company in South America, for $110.8 million. IOA has been included as part of the Outdoor segment since the date of acquisition.

Dispositions

On September 30, 2009, the Company completed the sale of four of its owned radio stations in Portland to Alpha Broadcasting for $40.0 million. During the third quarter of 2009, in connection with

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the sale, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of intangible assets and the allocated goodwill.

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

4) GOODWILL AND INTANGIBLE ASSETS

In the third quarter of 2009, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of intangible assets and the allocated goodwill.

For the nine months ended September 30, 2009, the changes in the book value of goodwill, by segment, were as follows:

	At December 31, 2008	Impairment Charges	Dispositions	Other (a)	At September 30, 2009

Television	$3,000.9	$—	$—	$—	$3,000.9
Radio	1,929.2	(11.0)	(.7)	—	1,917.5
Outdoor	1,933.7	—	—	29.7	1,963.4
Interactive	1,368.1	—	(5.0)	.2	1,363.3
Publishing	415.9	—	—	.3	416.2

Total	$8,647.8	$(11.0)	$(5.7)	$30.2	$8,661.3

(a)
Primarily reflects foreign currency translation adjustments.

In the third quarter of 2008, the Company recorded a pre-tax non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Television segment of $5.81 billion, the Radio segment of $2.33 billion and the Outdoor segment of $2.85 billion as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Television segment of $2.13 billion and the Radio segment of $984.6 million, and franchise agreements at the Outdoor segment of $8.2 million.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company's intangible assets were as follows:

At September 30, 2009	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$873.9	$(487.7)	$386.2
Franchise agreements	508.2	(253.9)	254.3
Other intangible assets	463.3	(235.2)	228.1

Total intangible assets subject to amortization	1,845.4	(976.8)	868.6
FCC licenses	5,916.5	—	5,916.5
Trade names	168.8	—	168.8

Total intangible assets	$7,930.7	$(976.8)	$6,953.9

At December 31, 2008	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$866.5	$(448.3)	$418.2
Franchise agreements	504.3	(233.9)	270.4
Other intangible assets	461.8	(192.3)	269.5

Total intangible assets subject to amortization	1,832.6	(874.5)	958.1
FCC licenses	5,977.3	—	5,977.3
Trade names	168.8	—	168.8

Total intangible assets	$7,978.7	$(874.5)	$7,104.2

Amortization expense was $33.4 million and $32.4 million for the three months ended September 30, 2009 and 2008, respectively, and $99.7 million and $83.8 million for the nine months ended September 30, 2009 and 2008, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2009 through 2013, to be as follows:

	2009	2010	2011	2012	2013

Amortization expense	$134.0	$128.1	$115.2	$93.7	$83.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) PROGRAMMING AND OTHER INVENTORY

The following table sets forth the Company's programming and other inventory.

	At September 30, 2009	At December 31, 2008

Program rights	$1,518.1	$1,915.7
Television programming:
Released (including acquired libraries)	442.7	551.4
In process and other	196.9	53.6
Theatrical programming, in process and other	75.3	—
Publishing, primarily finished goods	78.9	83.7
Other	1.2	1.0

Total programming and other inventory	2,313.1	2,605.4
Less current portion	861.3	1,027.3

Total noncurrent programming and other inventory	$1,451.8	$1,578.1

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At September 30, 2009, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 10% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

During October 2009, NAIRI Inc., a wholly owned subsidiary of NAI, converted 5.8 million shares of CBS Corp. Class A Common Stock into shares of Class B Common Stock and then sold 28.6 million shares of CBS Corp. Class B Common Stock. As a result, at October 30, 2009, NAI beneficially owned approximately 79% of CBS Corp.'s Class A Common Stock and approximately 6% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $92.2 million and $244.8 million for the three months ended September 30, 2009 and 2008, respectively, and $204.5 million and $390.2 million for the nine months ended September 30, 2009 and 2008, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the United States through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the United States after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $6.9 million and $46.1 million for the three months ended September 30, 2009 and 2008, respectively, and $15.7 million and $58.2 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At September 30, 2009	At December 31, 2008

Amounts due from Viacom Inc.:
Receivables	$151.8	$182.5
Other assets (Receivables, noncurrent)	216.7	249.8

Total amounts due from Viacom Inc.	$368.5	$432.3

Amounts due to Viacom Inc.:
Accounts payable	$2.2	$6.5
Program rights	35.9	48.2
Other liabilities (Program rights, noncurrent)	4.4	26.5

Total amounts due to Viacom Inc.	$42.5	$81.2

Other Related Parties.    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $15.2 million and $14.8 million for the three months ended September 30, 2009 and 2008, respectively and $49.3 million and $39.5 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At September 30, 2009	At December 31, 2008

Notes payable to banks	$1.9	$4.3
Senior debt (4.625% - 8.875% due 2010 - 2056) (a)	6,908.8	6,904.3
Other notes	—	.2
Obligations under capital leases	109.2	120.8

Total debt	7,019.9	7,029.6
Less discontinued operations debt (b)	33.5	33.5

Total debt from continuing operations	6,986.4	6,996.1
Less current portion	22.7	21.3

Total long-term debt from continuing operations, net of current portion	$6,963.7	$6,974.8

(a)
At September 30, 2009 and December 31, 2008, the senior debt balances included (i) a net unamortized premium of $2.2 million and $23.3 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $84.1 million and $88.0 million, respectively. The September 30, 2009 balance also includes an increase in the carrying value of the debt relating to outstanding fair value hedges of $7.6 million. The face value of the Company's senior debt was $6.81 billion at September 30, 2009 and $6.79 billion at December 31, 2008.

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

During the nine months ended September 30, 2009, the Company repurchased $978.3 million of its 7.70% senior notes due 2010 resulting in a loss on early extinguishment of debt of $29.8 million.

At September 30, 2009, the Company classified $416.8 million of senior notes maturing in July 2010 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Credit Facility

At September 30, 2009, the Company had a $3.0 billion revolving credit facility which expires in December 2010 (the "Credit Facility"). The Credit Facility requires the Company to maintain a minimum Consolidated Coverage Ratio, as defined in the Credit Facility, of 3x for the trailing four quarters. At September 30, 2009, the Company's Consolidated Coverage Ratio was approximately 4x. The primary purpose of the Credit Facility is to support commercial paper borrowings. At September 30, 2009, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.80 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

On November 4, 2009, the Company entered into a three-year $2.0 billion revolving credit facility, which expires in December 2012. This credit facility, which replaces the Company's previous credit facility that was set to expire in December 2010, requires the Company to maintain a minimum Consolidated Coverage Ratio and a maximum Consolidated Leverage Ratio, as defined in the credit agreement.

Accounts Receivable Securitization Program

The Company's revolving accounts receivable securitization program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program are used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of September 30, 2009, the Company was in compliance with the required ratios under the receivable securitization program. During the first quarter of 2009, the Company reduced amounts outstanding under its accounts receivable securitization program by $300.0 million and subsequently, during the third quarter of 2009, the Company increased the amounts outstanding by $150.0 million, resulting in a net decrease of $150.0 million for the nine months ended September 30, 2009. At September 30, 2009 the Company had $400.0 million outstanding under its accounts receivable securitization program versus $550.0 million at December 31, 2008.

During the nine months ended September 30, 2009 and 2008, proceeds from collections of securitized accounts receivables of $1.05 billion and $2.09 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $3.3 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, and $4.5 million and $12.2 million for the three and nine months ended September 30, 2008, respectively.

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefits plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2009	2008	2009	2008

Components of net periodic cost:
Service cost	$7.8	$8.4	$.2	$.2
Interest cost	72.4	74.9	12.3	11.8
Expected return on plan assets	(54.8)	(69.4)	—	—
Amortization of transition obligation	—	.1	—	—
Amortization of actuarial loss (gain)	21.2	8.2	(2.8)	(4.2)
Amortization of prior service cost (credit)	.2	.1	(.1)	(.1)

Net periodic cost	$46.8	$22.3	$9.6	$7.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2009	2008	2009	2008

Components of net periodic cost:
Service cost	$23.0	$25.2	$.6	$.8
Interest cost	217.7	224.7	37.0	39.0
Expected return on plan assets	(164.1)	(208.4)	—	—
Amortization of transition obligation	—	.1	—	—
Amortization of actuarial loss (gain)	63.7	24.6	(8.4)	(6.4)
Amortization of prior service cost (credit)	.6	.3	(.3)	(.3)

Net periodic cost	$140.9	$66.5	$28.9	$33.1

9) STOCKHOLDERS' EQUITY

On July 31, 2009, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on October 1, 2009. The total dividend was $34.6 million of which $33.8 million was paid on October 1, 2009 and $.8 million was accrued to be paid upon vesting of RSUs. During the third quarter of 2009, the Company paid $34.9 million for the dividend declared on April 7, 2009 and for dividend payments on RSUs that vested during the third quarter of 2009.

10) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) before income taxes and equity in loss of investee companies.

The provision for income taxes was $79.7 million and $145.4 million for the three and nine months ended September 30, 2009, respectively, versus an income tax benefit of $1.33 billion and $947.9 million for the three and nine months ended September 30, 2008, respectively. The provision for income taxes for the three and nine months ended September 30, 2009 included a tax benefit of $41.8 million and $45.3 million, respectively, from the settlements of certain income tax audits. The provision for income taxes for the nine months ended September 30, 2009 was also impacted by the reversal of certain international net operating loss carryforwards of $13.4 million and a reduction of deferred tax assets associated with stock-based compensation of $42.3 million. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest. The income tax benefit for the three and nine months ended September 30, 2008 included a tax benefit of $1.42 billion associated with the non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill and intangible assets.

During the third quarter of 2009, the Company and the Internal Revenue Service ("IRS") settled the Company's income tax audit for the year 2005. The Company is currently under examination by the IRS for the years 2006 and 2007. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company believes it is reasonably possible that the total reserve for uncertain tax positions may change within the next twelve months; however, any related estimate of the impact to the reserves for uncertain tax positions can not currently be determined.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

11) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2009, the outstanding letters of credit and surety bonds approximated $367.4 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, the defendants filed a motion to dismiss this action and, on December 2, 2009, the court is scheduled to hear argument on the motion. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

On October 2, 2009, a shareholder derivative complaint, Hatcher v. CBS, et. al., was filed in the United States District Court for the Southern District of New York naming the Company, as a nominal defendant, members of its board of directors and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to timely write down the value of certain of the Company's assets and relates to the same or similar allegations in the Omaha Funds case. The complaint seeks, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained and the institution of certain reforms to the Company's internal control functions. The Company intends to ask the court to dismiss this complaint on various grounds.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

September 30, 2009, the Company had pending approximately 61,820 asbestos claims, as compared with approximately 68,520 as of December 31, 2008 and 69,280 as of September 30, 2008. During the third quarter of 2009, the Company received approximately 1,090 new claims and closed or moved to an inactive docket approximately 3,750 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2008 and 2007 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $15.0 million and $17.5 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

12) RESTRUCTURING CHARGES

During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, of which $53.4 million was recorded during the nine months ended September 30, 2008. The full year 2008 charges reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs.

During the nine months ended September 30, 2009, the Company recorded restructuring charges of $9.6 million, reflecting $4.9 million of severance costs associated with headcount reductions and $4.7 million of contract termination costs related to exiting a broadcasting equipment lease upon completion of the digital conversion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

As of September 30, 2009, the Company paid $98.6 million of severance costs and $3.2 million of contract termination and other associated costs, of which $12.6 million and $.3 million, respectively, was paid during the third quarter of 2009. The following table sets forth the activity for the restructuring charges by segment.

	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at September 30, 2009

Television	$35.9	$4.1	$(21.5)	$18.5
Radio	38.9	—	(18.3)	20.6
Outdoor	7.8	3.3	(8.6)	2.5
Interactive	2.7	—	(2.7)	—
Publishing	3.9	2.2	(3.7)	2.4
Corporate	1.5	—	(1.0)	.5

Total	$90.7	$9.6	$(55.8)	$44.5

13) FAIR VALUE MEASUREMENTS

The following table sets forth the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value.

	Level 1 (a)	Level 2 (b)	Level 3	Total

Assets:
Investments	$54.4	$100.0	$—	$154.4
Interest rate swaps	—	6.8	—	6.8

Total Assets	$54.4	$106.8	$—	$161.2

Liabilities:
Deferred compensation	$—	$127.0	$—	$127.0
Foreign currency hedges	—	8.4	—	8.4

Total Liabilities	$—	$135.4	$—	$135.4

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

In connection with the sale of four radio stations during the third quarter of 2009, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

intangible assets and the allocated goodwill to its fair value, which was determined based on the price paid by the buyer.

14) FINANCIAL INSTRUMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At September 30, 2009 and December 31, 2008, the carrying value of the senior debt and senior subordinated debt was $6.91 billion and $6.90 billion, respectively, and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $6.76 billion and $5.47 billion, respectively.

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

At September 30, 2009, the notional amount of all foreign exchange contracts was $95.8 million, of which $2.2 million relates to the hedging of future production costs and $93.6 million represents hedges of expected foreign currency cash flows.

Interest Rate Swaps

All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. Gains or losses on interest rate swaps are recorded as a change in the carrying value of the debt attributable to the risk being hedged. At September 30, 2009, the Company was a party to $350 million notional amount of interest rate swaps which are accounted for as fair value hedges.

The fair value of derivative financial instruments recorded on the Consolidated Balance Sheet at September 30, 2009 was as follows:

	Fair Value	Balance Sheet Account

Foreign exchange contracts:
Designated hedging instruments	$(.1)	Accrued expenses and other current liabilities
Non-designated hedging instruments	$(8.3)	Accrued expenses and other current liabilities
Designated interest rate swaps	$6.8	Other assets

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Financial Statement Account

Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$—	$—	Cumulative translation adjustments
Reclassified from accumulated OCI	$—	$3.0	Programming costs
Non-designated hedging instruments	$(7.0)	$(10.1)	Other items, net
Designated interest rate swaps	$4.0	$6.8	Interest expense

15) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues:
Television	$2,269.0	$2,075.9	$6,447.1	$6,781.5
Radio	318.9	392.5	900.6	1,172.4
Outdoor	424.9	549.3	1,238.9	1,644.3
Interactive	121.3	142.3	381.3	235.4
Publishing	230.4	225.0	573.5	612.6
Eliminations	(14.5)	(9.3)	(25.2)	(22.7)

Total Revenues	$3,350.0	$3,375.7	$9,516.2	$10,423.5

The Company presents segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges") as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Segment OIBDA before Impairment Charges:
Television	$483.9	$412.8	$1,019.3	$1,373.6
Radio	93.1	139.4	240.6	420.3
Outdoor	32.6	113.9	99.9	369.0
Interactive	4.1	3.7	18.0	(12.0)
Publishing	28.4	25.8	36.6	59.9
Corporate	(34.8)	(38.5)	(98.0)	(106.4)
Residual costs	(7.9)	(18.3)	(79.8)	(63.2)
Eliminations	(2.1)	—	(2.1)	—
Impairment charges	(31.7)	(14,117.2)	(31.7)	(14,117.2)
Depreciation and amortization	(147.4)	(139.7)	(434.9)	(380.9)

Total Operating Income (Loss)	418.2	(13,618.1)	767.9	(12,456.9)
Interest expense	(135.4)	(134.8)	(402.5)	(407.8)
Interest income	1.6	6.4	4.3	39.2
Loss on early extinguishment of debt	—	—	(29.8)	—
Other items, net	15.0	(41.3)	(.4)	83.4

Earnings (loss) before income taxes and equity in loss of investee companies	299.4	(13,787.8)	339.5	(12,742.1)
(Provision) benefit for income taxes	(79.7)	1,332.1	(145.4)	947.9
Equity in loss of investee companies, net of tax	(12.1)	(6.5)	(26.4)	(15.3)

Net Earnings (Loss)	$207.6	$(12,462.2)	$167.7	$(11,809.5)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Operating Income (Loss):
Television	$440.6	$(7,575.9)	$889.7	$(6,703.0)
Radio	51.1	(3,188.1)	180.8	(2,922.4)
Outdoor	(34.9)	(2,803.4)	(97.9)	(2,666.9)
Interactive	(15.6)	(14.0)	(41.3)	(38.0)
Publishing	26.6	23.4	30.6	52.6
Corporate	(39.6)	(41.8)	(112.1)	(116.0)
Residual costs	(7.9)	(18.3)	(79.8)	(63.2)
Eliminations	(2.1)	—	(2.1)	—

Total Operating Income (Loss)	$418.2	$(13,618.1)	$767.9	$(12,456.9)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Depreciation and Amortization:
Television	$43.3	$45.4	$129.6	$133.3
Radio	10.3	8.8	28.1	24.0
Outdoor	67.5	62.1	197.8	180.7
Interactive	19.7	17.7	59.3	26.0
Publishing	1.8	2.4	6.0	7.3
Corporate	4.8	3.3	14.1	9.6

Total Depreciation and Amortization	$147.4	$139.7	$434.9	$380.9

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Stock-based Compensation:
Television	$13.7	$17.7	$41.6	$50.8
Radio	4.0	5.6	12.2	15.0
Outdoor	1.5	2.1	4.6	5.6
Interactive	2.3	1.9	5.8	3.5
Publishing	.9	1.2	2.7	3.4
Corporate	19.0	9.8	41.3	32.2

Total Stock-based Compensation	$41.4	$38.3	$108.2	$110.5

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Capital Expenditures:
Television	$19.0	$44.6	$70.6	$137.0
Radio	6.5	14.5	25.2	33.7
Outdoor	13.2	53.6	63.3	149.7
Interactive	3.9	11.4	13.5	14.7
Publishing	1.9	2.0	2.8	7.1
Corporate	1.7	3.3	10.1	7.4

Total Capital Expenditures	$46.2	$129.4	$185.5	$349.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At September 30, 2009	At December 31, 2008

Total Assets:
Television	$12,024.4	$12,170.3
Radio	5,936.3	6,047.3
Outdoor	4,506.2	4,694.5
Interactive	1,975.1	2,074.8
Publishing	1,162.7	1,222.0
Corporate	913.5	675.5
Discontinued operations	104.1	105.3
Eliminations	(61.8)	(100.4)

Total Assets	$26,560.5	$26,889.3

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

	Statement of Operations For the Three Months Ended September 30, 2009

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$26.1	$25.4	$3,298.5	$—	$3,350.0

Expenses:
Operating	18.4	20.3	2,093.6	—	2,132.3
Selling, general and administrative	14.4	40.9	565.1	—	620.4
Impairment charges	—	—	31.7	—	31.7
Depreciation and amortization	1.1	2.8	143.5	—	147.4

Total expenses	33.9	64.0	2,833.9	—	2,931.8

Operating income (loss)	(7.8)	(38.6)	464.6	—	418.2
Interest (expense) income, net	(143.2)	(80.0)	89.4	—	(133.8)
Other items, net	(3.7)	(6.5)	25.2	—	15.0

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(154.7)	(125.1)	579.2	—	299.4
(Provision) benefit for income taxes	58.1	47.4	(185.2)	—	(79.7)
Equity in earnings (loss) of investee companies, net of tax	304.2	298.7	(12.1)	(602.9)	(12.1)

Net earnings	$207.6	$221.0	$381.9	$(602.9)	$207.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$76.7	$68.4	$9,371.1	$—	$9,516.2

Expenses:
Operating	52.5	54.6	6,322.7	—	6,429.8
Selling, general and administrative	101.8	117.9	1,622.6	—	1,842.3
Restructuring charges	—	—	9.6	—	9.6
Impairment charges	—	—	31.7	—	31.7
Depreciation and amortization	3.2	8.0	423.7	—	434.9

Total expenses	157.5	180.5	8,410.3	—	8,748.3

Operating income (loss)	(80.8)	(112.1)	960.8	—	767.9
Interest (expense) income, net	(429.8)	(232.1)	263.7	—	(398.2)
Loss on early extinguishment of debt	(29.8)	—	—	—	(29.8)
Other items, net	(6.6)	(17.4)	23.6	—	(.4)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(547.0)	(361.6)	1,248.1	—	339.5
(Provision) benefit for income taxes	221.7	134.1	(501.2)	—	(145.4)
Equity in earnings (loss) of investee companies, net of tax	493.0	563.5	(26.4)	(1,056.5)	(26.4)

Net earnings	$167.7	$336.0	$720.5	$(1,056.5)	$167.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended September 30, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$29.7	$21.1	$3,324.9	$—	$3,375.7

Expenses:
Operating	19.8	15.5	2,014.9	—	2,050.2
Selling, general and administrative	25.2	45.3	610.3	—	680.8
Restructuring charges	—	—	5.9	—	5.9
Impairment charges	386.1	—	13,731.1	—	14,117.2
Depreciation and amortization	1.8	1.5	136.4	—	139.7

Total expenses	432.9	62.3	16,498.6	—	16,993.8

Operating loss	(403.2)	(41.2)	(13,173.7)	—	(13,618.1)
Interest (expense) income, net	(155.9)	(66.5)	94.0	—	(128.4)
Other items, net	(3.8)	9.2	(46.7)	—	(41.3)

Loss before income taxes and equity in earnings (loss) of investee companies	(562.9)	(98.5)	(13,126.4)	—	(13,787.8)
Benefit for income taxes	222.6	39.0	1,070.5	—	1,332.1
Equity in earnings (loss) of investee companies, net of tax	(12,121.9)	847.7	(6.5)	11,274.2	(6.5)

Net earnings (loss)	$(12,462.2)	$788.2	$(12,062.4)	$11,274.2	$(12,462.2)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$98.8	$74.1	$10,250.6	$—	$10,423.5

Expenses:
Operating	58.8	53.6	6,286.4	—	6,398.8
Selling, general and administrative	87.6	126.0	1,716.5	—	1,930.1
Restructuring charges	3.7	—	49.7	—	53.4
Impairment charges	386.1	—	13,731.1	—	14,117.2
Depreciation and amortization	5.3	4.0	371.6	—	380.9

Total expenses	541.5	183.6	22,155.3	—	22,880.4

Operating loss	(442.7)	(109.5)	(11,904.7)	—	(12,456.9)
Interest (expense) income, net	(445.1)	(208.1)	284.6	—	(368.6)
Other items, net	30.2	22.2	31.0	—	83.4

Loss before income taxes and equity in earnings (loss) of investee companies	(857.6)	(295.4)	(11,589.1)	—	(12,742.1)
Benefit for income taxes	339.2	116.9	491.8	—	947.9
Equity in earnings (loss) of investee companies, net of tax	(11,291.1)	1,220.5	(15.3)	10,070.6	(15.3)

Net earnings (loss)	$(11,809.5)	$1,042.0	$(11,112.6)	$10,070.6	$(11,809.5)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At September 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$213.5	$.5	$259.8	$—	$473.8
Receivables, net	20.6	29.4	2,676.9	—	2,726.9
Programming and other inventory	4.4	7.0	849.9	—	861.3
Prepaid expenses and other current assets	48.2	77.0	929.9	(15.8)	1,039.3

Total current assets	286.7	113.9	4,716.5	(15.8)	5,101.3

Property and equipment	47.2	76.4	4,942.1	—	5,065.7
Less accumulated depreciation and amortization	13.9	32.5	2,120.1	—	2,166.5

Net property and equipment	33.3	43.9	2,822.0	—	2,899.2

Programming and other inventory	6.6	93.6	1,351.6	—	1,451.8
Goodwill	100.3	63.0	8,498.0	—	8,661.3
Intangible assets	255.1	—	6,698.8	—	6,953.9
Investments in consolidated subsidiaries	33,251.2	5,660.9	—	(38,912.1)	—
Other assets	106.3	30.4	1,356.3	—	1,493.0

Total Assets	$34,039.5	$6,005.7	$25,443.2	$(38,927.9)	$26,560.5

Liabilities and Stockholders' Equity
Accounts payable	$1.7	$11.7	$360.2	$—	$373.6
Participants' share and royalties payable	—	19.0	871.0	—	890.0
Program rights	4.9	8.9	693.7	—	707.5
Current portion of long-term debt	5.2	—	17.5	—	22.7
Accrued expenses and other	427.5	271.4	1,544.0	(16.1)	2,226.8

Total current liabilities	439.3	311.0	3,486.4	(16.1)	4,220.6

Long-term debt	6,817.9	—	145.8	—	6,963.7
Other liabilities	3,151.7	802.1	2,577.9	(1.7)	6,530.0
Intercompany payables	10,075.1	(5,231.8)	(9,883.7)	5,040.4	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,485.1	—	61,434.8	(61,434.8)	43,485.1
Retained earnings (deficit)	(25,721.2)	10,332.6	(29,116.2)	14,074.3	(30,430.5)
Accumulated other comprehensive income (loss)	(515.8)	.1	334.0	(334.1)	(515.8)

	17,248.9	10,455.5	33,916.7	(49,081.5)	12,539.6
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	13,555.5	10,124.4	29,116.8	(43,950.5)	8,846.2

Total Liabilities and Stockholders' Equity	$34,039.5	$6,005.7	$25,443.2	$(38,927.9)	$26,560.5

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(444.1)	$(98.9)	$1,110.9	$—	$567.9

Investing Activities:
Acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)
Capital expenditures	—	(10.1)	(175.4)	—	(185.5)
Investments in and advances to investee companies	—	—	(24.5)	—	(24.5)
Purchases of marketable securities	—	(35.6)	—	—	(35.6)
Proceeds from dispositions	—	—	72.4	—	72.4
Other, net	(.5)	—	—	—	(.5)

Net cash flow used for investing activities	(.5)	(45.7)	(139.3)	—	(185.5)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(2.3)	—	(2.3)
Proceeds from issuance of senior notes	974.4	—	—	—	974.4
Repayment of senior notes	(1,007.5)	—	—	—	(1,007.5)
Payment of capital lease obligations	—	—	(11.6)	—	(11.6)
Dividends	(263.5)	—	—	—	(263.5)
Purchase of Company common stock	(18.7)	—	—	—	(18.7)
Excess tax benefit from stock-based compensation	1.1	—	—	—	1.1
Increase (decrease) in intercompany payables	863.7	144.3	(1,008.0)	—	—

Net cash flow provided by (used for) financing activities	549.5	144.3	(1,021.9)	—	(328.1)

Net increase (decrease) in cash and cash equivalents	104.9	(.3)	(50.3)	—	54.3
Cash and cash equivalents at beginning of period	108.6	.8	310.1	—	419.5

Cash and cash equivalents at end of period	$213.5	$.5	$259.8	$—	$473.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(579.8)	$(103.5)	$2,397.0	$—	$1,713.7

Investing Activities:
Acquisitions, net of cash acquired	(1,814.5)	—	(136.4)	—	(1,950.9)
Capital expenditures	—	(7.4)	(342.2)	—	(349.6)
Investments in and advances to investee companies	—	—	(8.9)	—	(8.9)
Proceeds from dispositions	4.3	—	362.4	—	366.7
Other, net	(1.2)	(20.8)	9.6	—	(12.4)

Net cash flow used for investing activities	(1,811.4)	(28.2)	(115.5)	—	(1,955.1)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(5.0)	—	(5.0)
Payment of capital lease obligations	—	—	(13.7)	—	(13.7)
Dividends	(524.3)	—	—	—	(524.3)
Purchase of Company common stock	(45.6)	—	—	—	(45.6)
Proceeds from exercise of stock options	31.2	—	—	—	31.2
Excess tax benefit from stock-based compensation	5.0	—	—	—	5.0
Increase (decrease) in intercompany payables	2,445.5	131.8	(2,577.3)	—	—

Net cash flow provided by (used for) financing activities	1,911.8	131.8	(2,596.0)	—	(552.4)

Net (decrease) increase in cash and cash equivalents	(479.4)	.1	(314.5)	—	(793.8)
Cash and cash equivalents at beginning of period	732.9	.8	613.2	—	1,346.9

Cash and cash equivalents at end of period	$253.5	$.9	$298.7	$—	$553.1

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)

Management's discussion and analysis of the results of operations and financial condition of CBS Corporation (the "Company" or "CBS Corp.") should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Overview

For the third quarter of 2009, CBS Corporation reported revenues of $3.35 billion, down 1% from $3.38 billion in the third quarter of 2008, and for the nine months ended September 30, 2009 revenues of $9.52 billion decreased 9% from $10.42 billion in the same prior-year period. Advertising sales during the first nine months of 2009 continued to be negatively impacted by the economic recession; however, advertising in several major categories, including automotive and financial services, began to show signs of improvement in the third quarter. As a result, the Company has seen improved revenue trends during the third quarter and continuing into the fourth quarter. Revenues for the 2009 third quarter and nine-month period also benefited from the domestic syndication sales of Medium, Criminal Minds, Ghost Whisperer, Everybody Hates Chris and Numb3rs.

The Company reported operating income of $418.2 million and $767.9 million for the three and nine months ended September 30, 2009, respectively, versus an operating loss of $13.62 billion and $12.46 billion, respectively, for the comparable prior-year periods, which included a pre-tax non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill and intangible assets.

The Company generated cash flow from operating activities of $567.9 million for the nine months ended September 30, 2009 versus $1.71 billion for the comparable prior-year period principally reflecting lower advertising sales and increased investment in programming, including higher investment in entertainment programming, contractual increases in sports programming and investment in theatrical programming. Capital expenditures decreased $164.1 million to $185.5 million for the nine months ended September 30, 2009. During the first nine months of 2009, the Company refinanced $978.3 million of its 7.70% senior notes due 2010 through the issuance of $1.0 billion of senior notes with maturities in 2014 and 2019.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2009 versus Three and Nine Months Ended September 30, 2008

Revenues

The following tables present the Company's consolidated revenues by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2009		2008		$	%

Advertising sales	$1,805.2	54%	$2,081.0	62%	$(275.8)	(13)%
Television license fees	799.2	24	585.5	17	213.7	36
Affiliate revenues	335.1	10	300.6	9	34.5	11
Publishing	230.4	7	225.0	7	5.4	2
Home entertainment	47.0	1	52.4	1	(5.4)	(10)
Other	133.1	4	131.2	4	1.9	1

Total Revenues	$3,350.0	100%	$3,375.7	100%	$(25.7)	(1)%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2009		2008		$	%

Advertising sales	$5,819.9	61%	$6,853.2	66%	$(1,033.3)	(15)%
Television license fees	1,609.8	17	1,560.6	15	49.2	3
Affiliate revenues	992.2	10	897.4	8	94.8	11
Publishing	573.5	6	612.6	6	(39.1)	(6)
Home entertainment	154.1	2	172.1	2	(18.0)	(10)
Other	366.7	4	327.6	3	39.1	12

Total Revenues	$9,516.2	100%	$10,423.5	100%	$(907.3)	(9)%

Advertising sales decreased $275.8 million, or 13%, to $1.81 billion for the three months ended September 30, 2009 principally reflecting continued softness in the local television, radio and outdoor advertising markets resulting from the weak economic environment, and the unfavorable impact of foreign exchange rate changes. For the nine months ended September 30, 2009, advertising sales decreased $1.03 billion, or 15%, to $5.82 billion principally reflecting the continued softness in the advertising market, the unfavorable impact of foreign exchange rate changes and lower political advertising sales, partially offset by the impact of the acquisition of CNET Networks, Inc. ("CNET") in the second quarter of 2008.

Television license fees increased $213.7 million, or 36%, to $799.2 million for the three months ended September 30, 2009 and increased $49.2 million, or 3%, to $1.61 billion for the nine months ended September 30, 2009, principally due to higher domestic syndication sales in 2009, which included the first cycle sales of Medium, Criminal Minds, Ghost Whisperer, Everybody Hates Chris and Numb3rs, compared to 2008, which included the domestic syndication sale of CSI: NY. For the nine-month period, the increase was partially offset by the initial benefit in 2008 of the international self-distribution arrangement for the CSI franchise, which was previously distributed by a third-party.

Affiliate revenues increased $34.5 million, or 11%, to $335.1 million for the three months ended September 30, 2009 and increased $94.8 million, or 11%, to $992.2 million for the nine months ended September 30, 2009, principally reflecting growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network, and higher retransmission revenues.

Publishing revenues increased $5.4 million, or 2%, to $230.4 million for the three months ended September 30, 2009 principally reflecting the timing of release of titles. Publishing revenues decreased $39.1 million, or 6%, to $573.5 million for the nine months ended September 30, 2009 primarily reflecting a soft retail market and the unfavorable impact of foreign exchange rate changes.

Home entertainment revenues decreased $5.4 million, or 10%, to $47.0 million for the three months ended September 30, 2009 primarily due to lower sales of library titles partially offset by higher 2009 sales of Showtime original series. Home entertainment revenues decreased $18.0 million, or 10%, to $154.1 million for the nine months ended September 30, 2009, as higher sales of certain titles in 2009 including Gossip Girl, Navy NCIS and Showtime original series were more than offset by prior year sales of Charmed.

Other revenues, which include digital media revenues and other ancillary fees for Television, Radio, Outdoor and Interactive operations, increased $1.9 million, or 1%, to $133.1 million for the three

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

months ended September 30, 2009. Other revenues increased $39.1 million, or 12%, to $366.7 million for the nine months ended September 30, 2009 primarily reflecting the impact of the acquisition of CNET, partially offset by the absence of 2008 revenues associated with certain of the Company's former agreements with Westwood One, Inc. which were concluded during the first quarter of 2008.

International Revenues

The Company generated approximately 13% and 14% of its total revenues from international regions for the three and nine months ended September 30, 2009, respectively, versus 15% and 17% for the three and nine months ended September 30, 2008, respectively.

Operating Expenses

For the three months ended September 30, 2009, operating expenses increased $82.1 million, or 4%, to $2.13 billion principally reflecting higher television programming and production costs, partially offset by 9% lower compensation expense and the impact of foreign exchange rate changes. For the nine months ended September 30, 2009, operating expenses increased $31.0 million to $6.43 billion principally reflecting higher television programming costs and the acquisition of CNET, partially offset by the impact of foreign exchange rate changes, lower television production costs and lower compensation expense.

The following tables present the Company's consolidated operating expenses by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2009		2008		$	%

Programming	$623.1	29%	$596.8	29%	$26.3	4%
Production	814.5	38	725.8	36	88.7	12
Outdoor operations	296.9	14	328.7	16	(31.8)	(10)
Publishing operations	157.4	8	149.5	7	7.9	5
Other	240.4	11	249.4	12	(9.0)	(4)

Total Operating Expenses	$2,132.3	100%	$2,050.2	100%	$82.1	4%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2009		2008		$	%

Programming	$2,471.1	38%	$2,363.7	37%	$107.4	5%
Production	1,927.8	30	1,974.5	31	(46.7)	(2)
Outdoor operations	866.9	14	957.4	15	(90.5)	(9)
Publishing operations	404.7	6	406.1	6	(1.4)	—
Other	759.3	12	697.1	11	62.2	9

Total Operating Expenses	$6,429.8	100%	$6,398.8	100%	$31.0	—%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Programming expenses for the three months ended September 30, 2009 increased $26.3 million, or 4%, to $623.1 million and for the nine months ended September 30, 2009, programming expenses increased $107.4 million, or 5%, to $2.47 billion, reflecting higher television series costs principally from the impact of the Writers Guild of America ("WGA") strike which reduced programming costs for the 2007/2008 broadcast season.

Production expenses for the three months ended September 30, 2009 increased $88.7 million, or 12%, to $814.5 million, principally due to higher production costs associated with higher syndication revenues partially offset by lower Radio talent costs reflecting restructuring and cost-savings initiatives. For the nine months ended September 30, 2009, production expenses decreased $46.7 million, or 2%, to $1.93 billion principally reflecting the initial impact in 2008 of the international self-distribution arrangement for the CSI franchise and lower Radio talent costs partially offset by higher costs associated with higher syndication revenues, costs for new series and an increased number of pilots produced in 2009.

Outdoor operations expenses for the three months ended September 30, 2009 decreased $31.8 million, or 10%, to $296.9 million and for the nine months ended September 30, 2009, Outdoor operations expenses decreased $90.5 million, or 9%, to $866.9 million, primarily due to the impact of foreign exchange rate changes and lower employee-related costs associated with restructuring and cost-savings initiatives.

Publishing operations expenses for the three months ended September 30, 2009 increased $7.9 million, or 5%, to $157.4 million reflecting higher production and royalty expenses driven by the increase in revenues and higher write-offs of advances for author royalties. For the nine months ended September 30, 2009, Publishing operations expenses decreased $1.4 million to $404.7 million principally reflecting lower royalty and production expenses driven by the decrease in revenues, and lower delivery costs, partially offset by higher write-offs of advances for author royalties.

Other operating expenses for the three months ended September 30, 2009 decreased $9.0 million, or 4%, to $240.4 million principally reflecting lower employee-related costs associated with restructuring and cost-savings initiatives. For the nine months ended September 30, 2009, other operating expenses increased $62.2 million, or 9%, to $759.3 million, primarily reflecting increased costs associated with digital media, including the impact of the acquisition of CNET, partially offset by lower employee-related costs associated with restructuring and cost-savings initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $60.4 million, or 9%, to $620.4 million for the three months ended September 30, 2009 and decreased $87.8 million, or 5%, to $1.84 billion for the nine months ended September 30, 2009, primarily due to lower employee-related costs resulting from restructuring and cost-savings initiatives implemented across the Company's segments, the impact of foreign exchange rate changes and the favorable impacts from the termination of a real estate lease arrangement and the resolution of certain disputes regarding a previously disposed business, partially offset by increased pension costs. For the nine-month period, the decrease was also partially offset by the absence of a 2008 settlement of an international receivable claim and the impact of the acquisition of CNET. Pension and postretirement benefits costs increased $26.4 million to $56.4 million for the third quarter of 2009 and increased $70.2 million to $169.8 million for the nine months ended

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

September 30, 2009 versus the comparable prior-year periods due to pension plan asset performance in 2008. SG&A expenses as a percentage of revenues was 19% for both the three and nine months ended September 30, 2009 versus 20% and 19% for the three and nine months ended September 30, 2008, respectively.

Restructuring Charges

During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, of which $53.4 million was recorded during the nine months ended September 30, 2008. The full year 2008 charges reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs.

During the nine months ended September 30, 2009, the Company recorded restructuring charges of $9.6 million, reflecting $4.9 million of severance costs associated with headcount reductions and $4.7 million of contract termination costs related to exiting a broadcasting equipment lease upon completion of the digital conversion.

As of September 30, 2009, the Company paid $98.6 million of severance costs and $3.2 million of contract termination and other associated costs, of which $12.6 million and $.3 million, respectively, was paid during the third quarter of 2009. The following table sets forth the activity for the restructuring charges by segment.

	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at September 30, 2009

Television	$35.9	$4.1	$(21.5)	$18.5
Radio	38.9	—	(18.3)	20.6
Outdoor	7.8	3.3	(8.6)	2.5
Interactive	2.7	—	(2.7)	—
Publishing	3.9	2.2	(3.7)	2.4
Corporate	1.5	—	(1.0)	.5

Total	$90.7	$9.6	$(55.8)	$44.5

Impairment Charges

In the third quarter of 2009, in connection with the sale of certain of its radio stations, the Company recorded a non-cash impairment charge of $31.7 million to reduce the carrying value of intangible assets and the allocated goodwill.

In the third quarter of 2008, the Company recorded a non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Television segment of $5.81 billion, the Radio segment of $2.33 billion and the Outdoor segment of $2.85 billion as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Television segment of $2.13 billion and the Radio segment of $984.6 million, and franchise agreements at the Outdoor segment of $8.2 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation and Amortization

For the three months ended September 30, 2009, depreciation and amortization increased 6% to $147.4 million principally reflecting higher depreciation resulting from 2008 capital expenditures at Outdoor. For the nine months ended September 30, 2009, depreciation and amortization increased 14% to $434.9 million principally reflecting higher depreciation and amortization associated with fixed assets and intangible assets acquired in connection with CNET and higher depreciation resulting from 2008 capital expenditures at Outdoor.

Interest Expense

For the three months ended September 30, 2009, interest expense increased $.6 million to $135.4 million and for the nine months ended September 30, 2009, interest expense decreased $5.3 million to $402.5 million. The Company had $6.99 billion at September 30, 2009 and $7.10 billion at September 30, 2008, of principal amounts of debt outstanding (including current maturities) at weighted average interest rates of 7.2% and 7.1%, respectively.

Interest Income

For the three months ended September 30, 2009, interest income decreased $4.8 million to $1.6 million and for the nine months ended September 30, 2009, interest income decreased $34.9 million to $4.3 million principally due to lower interest rates and lower average cash balances.

Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2009, loss on early extinguishment of debt of $29.8 million reflected a loss associated with the repurchase of $978.3 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

For the three months ended September 30, 2009, "Other items, net" of $15.0 million principally reflected foreign exchange gains of $19.2 million partially offset by $3.3 million of losses associated with securitizing accounts receivables. For the nine months ended September 30, 2009, "Other items, net" reflected a net loss of $.4 million primarily consisting of losses of $4.6 million associated with securitizing accounts receivables partially offset by foreign exchange gains of $4.5 million.

For the three months ended September 30, 2008, "Other items, net" reflected a net loss of $41.3 million principally reflecting a non-cash charge of $56.4 million associated with other-than-temporary declines in the market value of the Company's investments and $4.5 million of losses associated with securitizing accounts receivables partially offset by foreign exchange gains of $19.3 million. For the nine months ended September 30, 2008, "Other items, net" of $83.4 million principally consisted of a gain of $127.2 million on the sale of the Company's investment in Sundance Channel and foreign exchange gains of $24.5 million partially offset by a non-cash charge of $56.4 million associated with other-than-temporary declines in the market value of the Company's investments and $12.2 million of losses associated with securitizing accounts receivables.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

(Provision) benefit for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) before income taxes and equity in loss of investee companies. The provision for income taxes was $79.7 million and $145.4 million for the three and nine months ended September 30, 2009, respectively, versus an income tax benefit of $1.33 billion and $947.9 million for the three and nine months ended September 30, 2008, respectively. The provision for income taxes for the three and nine months ended September 30, 2009 included a tax benefit of $41.8 million and $45.3 million, respectively, from the settlements of certain income tax audits. The provision for income taxes for the nine months ended September 30, 2009 was also impacted by the reversal of certain international net operating loss carryforwards of $13.4 million and a reduction of deferred tax assets associated with stock-based compensation of $42.3 million. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest. The income tax benefit for the three and nine months ended September 30, 2008 included a tax benefit of $1.42 billion associated with the non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill and intangible assets.

The Company's annual effective income tax rate for 2009 is currently expected to be approximately 45%.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended September 30, 2009, equity in loss of investee companies, net of tax, was $12.1 million versus $6.5 million for the comparable prior-year period and for the nine months ended September 30, 2009, equity in loss of investee companies, net of tax, was $26.4 million versus $15.3 million for the same prior-year period, reflecting the Company's share of the operating results of its equity investments.

Net Earnings (Loss)

The Company reported net earnings of $207.6 million for the three months ended September 30, 2009 versus a net loss of $12.46 billion for the three months ended September 30, 2008 and net earnings of $167.7 million for the nine months ended September 30, 2009 versus a net loss of $11.81 billion for the nine months ended September 30, 2008. The net loss for the three and nine months ended September 30, 2008 was driven by the non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill and intangible assets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

In the fourth quarter of 2009, the Company will realign its operating segments to more effectively highlight its long-term strategy of investing in content businesses and capitalizing on its strong local presence. The new operating segments will be as follows: Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive), Cable Networks (Showtime Networks and CBS College Sports Network), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor (CBS Outdoor). The Company did not operate under the new segment structure during the periods presented and therefore, results under the new segment presentation will be first disclosed in the Form 10-K for the year ended December 31, 2009. Prior periods will be reclassified to conform to this presentation.

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges"), operating income (loss), and depreciation and amortization by segment, for the three and nine months ended September 30, 2009 and 2008, respectively. The Company presents Segment OIBDA before Impairment Charges as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the Company's consolidated Net Earnings (Loss) is presented in Note 15 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues:
Television	$2,269.0	$2,075.9	$6,447.1	$6,781.5
Radio	318.9	392.5	900.6	1,172.4
Outdoor	424.9	549.3	1,238.9	1,644.3
Interactive	121.3	142.3	381.3	235.4
Publishing	230.4	225.0	573.5	612.6
Eliminations	(14.5)	(9.3)	(25.2)	(22.7)

Total Revenues	$3,350.0	$3,375.7	$9,516.2	$10,423.5

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Segment OIBDA before Impairment Charges:
Television	$483.9	$412.8	$1,019.3	$1,373.6
Radio	93.1	139.4	240.6	420.3
Outdoor	32.6	113.9	99.9	369.0
Interactive	4.1	3.7	18.0	(12.0)
Publishing	28.4	25.8	36.6	59.9
Corporate	(34.8)	(38.5)	(98.0)	(106.4)
Residual costs	(7.9)	(18.3)	(79.8)	(63.2)
Eliminations	(2.1)	—	(2.1)	—
Impairment charges (a)(b)	(31.7)	(14,117.2)	(31.7)	(14,117.2)
Depreciation and amortization	(147.4)	(139.7)	(434.9)	(380.9)

Total Operating Income (Loss)	$418.2	$(13,618.1)	$767.9	$(12,456.9)

Operating Income (Loss):
Television (b)	$440.6	$(7,575.9)	$889.7	$(6,703.0)
Radio (a)(b)	51.1	(3,188.1)	180.8	(2,922.4)
Outdoor (b)	(34.9)	(2,803.4)	(97.9)	(2,666.9)
Interactive	(15.6)	(14.0)	(41.3)	(38.0)
Publishing	26.6	23.4	30.6	52.6
Corporate	(39.6)	(41.8)	(112.1)	(116.0)
Residual costs	(7.9)	(18.3)	(79.8)	(63.2)
Eliminations	(2.1)	—	(2.1)	—

Total Operating Income (Loss)	$418.2	$(13,618.1)	$767.9	$(12,456.9)

Depreciation and Amortization:
Television	$43.3	$45.4	$129.6	$133.3
Radio	10.3	8.8	28.1	24.0
Outdoor	67.5	62.1	197.8	180.7
Interactive	19.7	17.7	59.3	26.0
Publishing	1.8	2.4	6.0	7.3
Corporate	4.8	3.3	14.1	9.6

Total Depreciation and Amortization	$147.4	$139.7	$434.9	$380.9

(a)
In connection with the sale of certain of its radio stations, the Company recorded a non-cash impairment charge of $31.7 million during the third quarter of 2009, to reduce the carrying value of intangible assets and the allocated goodwill.

(b)
The Company recorded a non-cash impairment charge of $14.12 billion for the three and nine months ended September 30, 2008, to reduce the carrying value of goodwill and intangible assets. The charge is comprised of $7.94 billion for Television, $3.32 billion for Radio and $2.86 billion for Outdoor.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Television (CBS Television Network, CBS Television Stations, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS College Sports Network, CBS Films and Showtime Networks)

(Contributed 68% to consolidated revenues for both the three and nine months ended September 30, 2009 versus 61% and 65% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues	$2,269.0	$2,075.9	$6,447.1	$6,781.5

OIBDA before impairment charges	$483.9	$412.8	$1,019.3	$1,373.6
Impairment charges	—	(7,943.3)	—	(7,943.3)
Depreciation and amortization	(43.3)	(45.4)	(129.6)	(133.3)

Operating income (loss)	$440.6	$(7,575.9)	$889.7	$(6,703.0)

OIBDA before impairment charges as a % of revenues	21%	20%	16%	20%
Operating income as a % of revenues	19%	NM	14%	NM
Restructuring charges	$—	$.2	$4.1	$35.1
Capital expenditures	$19.0	$44.6	$70.6	$137.0

  NM—not meaningful

Three months ended September 30, 2009 and 2008

For the three months ended September 30, 2009, Television revenues increased 9% to $2.27 billion from $2.08 billion for the same prior-year period due to higher television license fees and affiliate revenues partially offset by lower local advertising sales. The following table presents revenues by type for the Television segment for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
		% of Total		% of Total	Increase/(Decrease)
Television Revenues by Type	2009		2008		$	%

Advertising sales	$1,003.3	44%	$1,061.1	51%	$(57.8)	(5)%
Television license fees	799.2	35	585.5	28	213.7	36
Affiliate revenues	335.1	15	300.6	14	34.5	11
Home entertainment	47.0	2	52.4	3	(5.4)	(10)
Other	84.4	4	76.3	4	8.1	11

Total Television Revenues	$2,269.0	100%	$2,075.9	100%	$193.1	9%

Television license fees increased 36% principally reflecting higher domestic syndication sales in 2009, which included the first cycle sales of Medium, Criminal Minds, Ghost Whisperer, Everybody Hates Chris and Numb3rs, compared to 2008, which included the domestic syndication sale of CSI: NY. Affiliate revenues increased 11% over the same prior-year period primarily driven by growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network, and higher retransmission

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

revenues. Advertising sales decreased 5% primarily reflecting softness in the local advertising marketplace and lower political advertising sales.

For the three months ended September 30, 2009, Television reported operating income of $440.6 million versus an operating loss of $7.58 billion for the same prior-year period. Included in the 2008 operating loss was a non-cash impairment charge of $7.94 billion to reduce the carrying value of goodwill and intangible assets. Television OIBDA before impairment charges increased $71.1 million, or 17%, to $483.9 million from $412.8 million primarily due to higher profits from syndication sales and higher affiliate revenues partially offset by lower local advertising sales and higher television series costs reflecting the impact of the 2008 WGA strike which reduced programming costs for the 2007/2008 broadcast season.

Nine months ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, Television revenues decreased 5% to $6.45 billion from $6.78 billion for the same prior-year period primarily due to lower advertising sales partially offset by higher affiliate revenues and television license fees. The following table presents revenues by type for the Television segment for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
		% of Total		% of Total	Increase/(Decrease)
Television Revenues by Type	2009		2008		$	%

Advertising sales	$3,465.6	54%	$3,931.8	58%	$(466.2)	(12)%
Television license fees	1,609.8	25	1,560.6	23	49.2	3
Affiliate revenues	992.2	15	897.4	13	94.8	11
Home entertainment	154.1	2	172.1	3	(18.0)	(10)
Other	225.4	4	219.6	3	5.8	3

Total Television Revenues	$6,447.1	100%	$6,781.5	100%	$(334.4)	(5)%

Advertising sales decreased 12% primarily reflecting softness in the advertising marketplace and lower political advertising sales. Affiliate revenues increased 11% over the same prior-year period primarily driven by growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network, and higher retransmission revenues. Television license fees increased 3% primarily due to higher 2009 domestic syndication sales partially offset by the initial benefit in 2008 of the international self-distribution arrangement for the CSI franchise.

For the nine months ended September 30, 2009, Television reported operating income of $889.7 million versus an operating loss of $6.70 billion for the same prior-year period, which included a $7.94 billion non-cash impairment charge. Television OIBDA before impairment charges decreased $354.3 million, or 26%, to $1.02 billion from $1.37 billion primarily due to lower advertising sales and higher television programming costs, reflecting the impact of the WGA strike which reduced programming costs in 2008, partially offset by higher profits from syndication sales, higher affiliate revenues and lower restructuring charges in 2009.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Dispositions

On January 10, 2008, the Company completed the sale of seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for $185.0 million.

Radio (CBS Radio)

(Contributed 10% and 9% to consolidated revenues for the three and nine months ended September 30, 2009, respectively, versus 12% and 11% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues	$318.9	$392.5	$900.6	$1,172.4

OIBDA before impairment charges	$93.1	$139.4	$240.6	$420.3
Impairment charges	(31.7)	(3,318.7)	(31.7)	(3,318.7)
Depreciation and amortization	(10.3)	(8.8)	(28.1)	(24.0)

Operating income (loss)	$51.1	$(3,188.1)	$180.8	$(2,922.4)

OIBDA before impairment charges as a % of revenues	29%	36%	27%	36%
Operating income as a % of revenues	16%	NM	20%	NM
Restructuring charges	$—	$.2	$—	$10.2
Capital expenditures	$6.5	$14.5	$25.2	$33.7

  NM—not meaningful

Three months ended September 30, 2009 and 2008

For the three months ended September 30, 2009, Radio revenues decreased 19% to $318.9 million from $392.5 million for the same prior-year period reflecting softness in the radio advertising marketplace, primarily resulting from the weak economic environment.

For the three months ended September 30, 2009, Radio reported operating income of $51.1 million versus an operating loss of $3.19 billion for the same prior-year period. Included in 2009 operating income was a non-cash impairment charge of $31.7 million to reduce the carrying value of intangible assets and the allocated goodwill in connection with the sale of certain of its radio stations. Included in the 2008 operating loss was a non-cash impairment charge of $3.32 billion to reduce the carrying value of goodwill and intangible assets. Radio OIBDA before impairment charges decreased $46.3 million, or 33%, to $93.1 million from $139.4 million for the same prior-year period principally driven by lower advertising sales partially offset by lower talent and employee-related costs resulting from restructuring and cost-savings initiatives.

Nine months ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, Radio revenues decreased 23% to $900.6 million from $1.17 billion for the same prior-year period reflecting softness in the radio advertising marketplace, primarily resulting from the weak economic environment.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the nine months ended September 30, 2009, Radio reported operating income of $180.8 million, which included a non-cash impairment charge of $31.7 million, versus an operating loss of $2.92 billion for the same prior-year period, which included a non-cash impairment charge of $3.32 billion. Radio OIBDA before impairment charges decreased $179.7 million, or 43%, to $240.6 million from $420.3 million for the same prior-year period, principally driven by lower advertising sales partially offset by the absence of 2008 restructuring charges of $10.2 million, lower selling expenses resulting from the revenue decline and lower talent, marketing and promotion, and employee-related costs resulting from restructuring and cost-savings initiatives.

Dispositions

On September 30, 2009, the Company completed the sale of four of its owned radio stations in Portland to Alpha Broadcasting for $40.0 million. During the third quarter of 2009, in connection with the sale, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of intangible assets and the allocated goodwill.

On March 6, 2009, the Company completed the sale of three of its owned radio stations in Denver to Wilks Broadcasting for $19.5 million.

Non-cash Transaction

On April 1, 2009, the Company completed a transaction with Clear Channel Communications, Inc. for the swap of five of its mid-size market radio stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston.

Outdoor (CBS Outdoor)

(Contributed 13% to consolidated revenues for both the three and nine months ended September 30, 2009 versus 16% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues	$424.9	$549.3	$1,238.9	$1,644.3

OIBDA before impairment charges	$32.6	$113.9	$99.9	$369.0
Impairment charges	—	(2,855.2)	—	(2,855.2)
Depreciation and amortization	(67.5)	(62.1)	(197.8)	(180.7)

Operating loss	$(34.9)	$(2,803.4)	$(97.9)	$(2,666.9)

OIBDA before impairment charges as a % of revenues	8%	21%	8%	22%
Restructuring charges	$—	$4.7	$3.3	$7.3
Capital expenditures	$13.2	$53.6	$63.3	$149.7

Three months ended September 30, 2009 and 2008

For the three months ended September 30, 2009, Outdoor revenues decreased 23% to $424.9 million from $549.3 million for the same prior-year period due to lower advertising sales resulting from a weak advertising marketplace worldwide and the unfavorable impact of foreign exchange rate changes.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Revenues for the Americas (comprised of North America and South America) decreased 20% for the three months ended September 30, 2009 primarily due to revenue declines of 17% in the U.S. billboards business, 18% in the U.S. displays business and the impact of foreign exchange rate changes. Revenues for Europe and Asia decreased 28% driven by lower advertising sales principally due to a weak advertising market and foreign exchange rate changes. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $24 million for the three months ended September 30, 2009. Approximately 45% and 49% of Outdoor revenues were generated from regions outside the United States for the three months ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009, Outdoor reported an operating loss of $34.9 million versus an operating loss of $2.80 billion for the same prior-year period, which included a non-cash impairment charge of $2.86 billion to reduce the carrying value of goodwill and intangible assets. Outdoor OIBDA before impairment charges decreased $81.3 million, or 71%, to $32.6 million for the three months ended September 30, 2009 from $113.9 million for the same prior-year period, principally driven by the decline in advertising sales partially offset by lower employee-related costs resulting from restructuring and cost-savings initiatives. In addition, Outdoor's franchise and lease costs are generally fixed in nature and, due to the difficult advertising marketplace worldwide, certain transit contracts, including the London Underground contract which also has reduced revenues due to project delays, are operating at their minimum guarantee levels, therefore adversely impacting OIBDA and operating income margins during the third quarter of 2009.

Nine months ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, Outdoor revenues decreased 25% to $1.24 billion from $1.64 billion for the same prior-year period reflecting the soft worldwide advertising marketplace and the unfavorable impact of foreign exchange rate changes. Revenues for the Americas decreased 19% for the nine months ended September 30, 2009 primarily due to revenue declines of 18% in the U.S. billboards business, 19% in the U.S. displays business, declines in billboard revenues in Canada and the impact of foreign exchange rate changes. Revenues for Europe and Asia decreased 33% driven by foreign exchange rate changes and lower advertising sales principally due to a weak advertising market. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $120 million for the nine months ended September 30, 2009. Approximately 46% and 50% of Outdoor revenues were generated from regions outside the United States for the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, Outdoor reported an operating loss of $97.9 million versus an operating loss of $2.67 billion for the same prior-year period, which included a $2.86 billion non-cash impairment charge. Outdoor OIBDA before impairment charges decreased $269.1 million, or 73%, to $99.9 million for the nine months ended September 30, 2009 from $369.0 million for the same prior-year period principally driven by the decline in advertising sales partially offset by lower employee-related costs resulting from restructuring and cost-savings initiatives. In addition, Outdoor's franchise and lease costs are generally fixed in nature and, due to the difficult advertising marketplace worldwide, certain transit contracts, including the London Underground contract which also has reduced revenues due to project delays, are operating at their minimum guarantee levels, therefore adversely impacting OIBDA and operating income margins during the first nine months of 2009.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Acquisitions

On April 23, 2008, the Company acquired International Outdoor Advertising Group ("IOA"), the leading out-of-home advertising company in South America, for $110.8 million.

Interactive (CBS Interactive)

(Contributed 4% to consolidated revenues for both the three and nine months ended September 30, 2009 versus 4% and 2% for each of the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues	$121.3	$142.3	$381.3	$235.4

OIBDA	$4.1	$3.7	$18.0	$(12.0)
Depreciation and amortization	(19.7)	(17.7)	(59.3)	(26.0)

Operating loss	$(15.6)	$(14.0)	$(41.3)	$(38.0)

OIBDA as a % of revenues	3%	3%	5%	NM
Restructuring charges	$—	$.8	$—	$.8
Capital expenditures	$3.9	$11.4	$13.5	$14.7

  NM—Not meaningful

During the second quarter of 2008, the Company completed the acquisition of CNET for $1.8 billion.

Three months ended September 30, 2009 and 2008

For the three months ended September 30, 2009, Interactive revenues decreased 15% to $121.3 million from $142.3 million for the same prior-year period principally reflecting lower display advertising sales due to the soft advertising marketplace resulting from the weak economic environment and the impact of dispositions.

For the three months ended September 30, 2009, Interactive operating loss increased $1.6 million, or 11%, to $15.6 million from an operating loss of $14.0 million for the same prior-year period. Interactive OIBDA increased $.4 million, or 11%, to $4.1 million for the three months ended September 30, 2009 from $3.7 million for the same prior-year period principally due to lower employee-related and other costs resulting from headcount reductions and cost-savings initiatives, partially offset by lower advertising revenues.

Nine months ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, Interactive revenues increased $145.9 million to $381.3 million from $235.4 million for the same prior-year period, as Interactive results for the first half of 2008 did not include $188.8 million of 2008 revenues generated from CNET, which was acquired during June 2008. Interactive revenues also reflected lower display advertising sales due to the soft advertising marketplace resulting from the weak economic environment.

For the nine months ended September 30, 2009, Interactive operating loss increased $3.3 million, or 9%, to $41.3 million from an operating loss of $38.0 million for the same prior-year period. Interactive OIBDA increased $30.0 million to $18.0 million for the nine months ended September 30, 2009 from

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

an OIBDA loss of $12.0 million for the same prior-year period due to the impact of the acquisition of CNET and lower employee-related costs resulting from headcount reductions, partially offset by lower display advertising sales.

Publishing (Simon & Schuster)

(Contributed 7% and 6%, respectively, to consolidated revenues for each of the three and nine months ended September 30, 2009 and 2008.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues	$230.4	$225.0	$573.5	$612.6

OIBDA	$28.4	$25.8	$36.6	$59.9
Depreciation and amortization	(1.8)	(2.4)	(6.0)	(7.3)

Operating income	$26.6	$23.4	$30.6	$52.6

OIBDA as a % of revenues	12%	11%	6%	10%
Operating income as a % of revenues	12%	10%	5%	9%
Restructuring charges	$—	$—	$2.2	$—
Capital expenditures	$1.9	$2.0	$2.8	$7.1

Three months ended September 30, 2009 and 2008

For the three months ended September 30, 2009, Publishing revenues increased 2% to $230.4 million from $225.0 million for the same prior-year period principally reflecting the timing of release of titles. Best-selling titles in the third quarter of 2009 included Arguing with Idiots by Glenn Beck and Her Fearful Symmetry by Audrey Niffenegger.

For the three months ended September 30, 2009, Publishing operating income increased $3.2 million, or 14%, to $26.6 million from $23.4 million for the same prior-year period and OIBDA increased $2.6 million, or 10%, to $28.4 million from $25.8 million for the same prior-year period primarily driven by higher revenues and lower selling, advertising, and employee-related costs due to restructuring and cost-savings initiatives, partially offset by higher write-offs of advances for author royalties.

Nine months ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, Publishing revenues decreased 6% to $573.5 million from $612.6 million for the same prior-year period reflecting a soft retail market and the unfavorable impact of foreign exchange rate changes on revenues. Best-selling titles in the first nine months of 2009 included Arguing with Idiots by Glenn Beck and Liberty and Tyranny by Mark R. Levin.

For the nine months ended September 30, 2009, Publishing operating income decreased $22.0 million, or 42%, to $30.6 million from $52.6 million for the same prior-year period and OIBDA decreased $23.3 million, or 39%, to $36.6 million from $59.9 million for the same prior-year period primarily driven by the revenue decline and higher write-offs of advances for author royalties, partially offset by lower production costs resulting from the revenue decrease and lower selling, advertising, and employee-related costs due to restructuring and cost-savings initiatives.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financial Position

Current assets decreased $91.5 million to $5.10 billion at September 30, 2009 from $5.19 billion at December 31, 2008, primarily due to decreases in programming and other inventory of $166.0 million reflecting the seasonality of television broadcasting. The allowance for doubtful accounts as a percentage of receivables was 5.3% at September 30, 2009 compared with 5.0% at December 31, 2008.

Net property and equipment of $2.90 billion at September 30, 2009 decreased $109.1 million from $3.01 billion at December 31, 2008, primarily reflecting depreciation expense of $335.2 million, partially offset by capital expenditures of $185.5 million and foreign currency translation adjustments.

Goodwill increased $13.5 million to $8.66 billion at September 30, 2009 from $8.65 billion at December 31, 2008, primarily reflecting foreign currency translation adjustments, partially offset by the impact of radio station sales.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $150.3 million to $6.95 billion at September 30, 2009 from $7.10 billion at December 31, 2008, primarily due to amortization expense of $99.7 million and radio station sales.

Current liabilities decreased $580.3 million to $4.22 billion at September 30, 2009 from $4.80 billion at December 31, 2008, primarily reflecting a decrease in dividends payable resulting from the decrease in the quarterly cash dividend rate and decreases in accounts payable, accrued compensation and program rights obligations due to the timing of payments.

Other liabilities decreased $145.9 million to $3.47 billion at September 30, 2009 from $3.62 billion at December 31, 2008, primarily reflecting lower long-term program rights obligations.

Cash Flows

Cash and cash equivalents increased by $54.3 million for the nine months ended September 30, 2009 and decreased by $793.8 million for the nine months ended September 30, 2008. The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2009	2008

Cash provided by operating activities	$567.9	$1,713.7
Cash used for investing activities	(185.5)	(1,955.1)
Cash used for financing activities	(328.1)	(552.4)

Net increase (decrease) in cash and cash equivalents	$54.3	$(793.8)

Operating Activities.    Cash provided by operating activities of $567.9 million for the nine months ended September 30, 2009 decreased $1.15 billion, or 67%, from $1.71 billion for the same prior-year period. This decrease is primarily due to lower advertising sales, higher 2009 cash spending for programming including higher investment in entertainment programming, contractual increases in sports programming and investment in theatrical programming, and a $150.0 million reduction to amounts outstanding under the revolving accounts receivable securitization program.

Cash paid for income taxes for the nine months ended September 30, 2009 decreased $166.1 million to $41.4 million versus $207.5 million for the nine months ended September 30, 2008 principally due to lower taxable income. Cash taxes for 2009 are expected to be approximately $75 million, reflecting the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

impact of refunds received during the third quarter of 2009 resulting from the filing of income tax returns for prior years.

Investing Activities.    Cash used for investing activities of $185.5 million for the nine months ended September 30, 2009 principally reflected capital expenditures of $185.5 million, purchases of marketable securities of $35.6 million and investments in investee companies of $24.5 million, partially offset by proceeds from dispositions of $72.4 million, primarily from the sale of radio stations. Cash used for investing activities of $1.96 billion for the nine months ended September 30, 2008 principally reflected acquisitions of $1.95 billion, primarily consisting of CNET and IOA, and capital expenditures of $349.6 million. These increases were partially offset by proceeds from dispositions of $366.7 million, primarily from television station divestitures and the sale of the Company's investment in Sundance Channel.

Capital expenditures for the nine months ended September 30, 2009 decreased $164.1 million, or 47%, to $185.5 million versus $349.6 million for the same prior-year period, principally reflecting increased efforts to reduce spending during 2009 and higher 2008 spending for outdoor advertising structures and high-definition television upgrades. Capital expenditures for 2009 are currently anticipated to be $250 million to $280 million.

Financing Activities.    Cash used for financing activities of $328.1 million for the nine months ended September 30, 2009 principally reflected the repayment of notes of $1.01 billion and dividend payments of $263.5 million, partially offset by proceeds from the issuance of senior notes of $974.4 million. Cash used for financing activities of $552.4 million for the nine months ended September 30, 2008 principally reflected dividend payments of $524.3 million and the purchase of Company Common Stock for $45.6 million, partially offset by proceeds from the exercise of stock options of $31.2 million.

Cash Dividends

On July 31, 2009, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on October 1, 2009. The total dividend was $34.6 million of which $33.8 million was paid on October 1, 2009 and $.8 million was accrued to be paid upon vesting of RSUs. During the third quarter of 2009, the Company paid $34.9 million for the dividend declared on April 7, 2009 and for dividend payments on RSUs that vested during the third quarter of 2009.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure

The following table sets forth the Company's debt.

	At September 30, 2009	At December 31, 2008

Notes payable to banks	$1.9	$4.3
Senior debt (4.625% – 8.875% due 2010 – 2056) (a)	6,908.8	6,904.3
Other notes	—	.2
Obligations under capital leases	109.2	120.8

Total debt	7,019.9	7,029.6
Less discontinued operations debt (b)	33.5	33.5

Total debt from continuing operations	6,986.4	6,996.1
Less current portion	22.7	21.3

Total long-term debt from continuing operations, net of current portion	$6,963.7	$6,974.8

(a)
At September 30, 2009 and December 31, 2008, the senior debt balances included (i) a net unamortized premium of $2.2 million and $23.3 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $84.1 million and $88.0 million, respectively. The September 30, 2009 balance also includes an increase in the carrying value of the debt relating to outstanding fair value hedges of $7.6 million. The face value of the Company's senior debt was $6.81 billion at September 30, 2009 and $6.79 billion at December 31, 2008.

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

During the nine months ended September 30, 2009, the Company repurchased $978.3 million of its 7.70% senior notes due 2010 resulting in a loss on early extinguishment of debt of $29.8 million.

At September 30, 2009, the Company classified $416.8 million of senior notes maturing in July 2010 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Credit Facility

At September 30, 2009, the Company had a $3.0 billion revolving credit facility which expires in December 2010 (the "Credit Facility"). The Credit Facility requires the Company to maintain a minimum Consolidated Coverage Ratio, as defined in the Credit Facility, of 3x for the trailing four quarters. At September 30, 2009, the Company's Consolidated Coverage Ratio was approximately 4x. The primary purpose of the Credit Facility is to support commercial paper borrowings. At September 30, 2009, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.80 billion.

On November 4, 2009, the Company entered into a three-year $2.0 billion revolving credit facility, which expires in December 2012. This credit facility, which replaces the Company's previous credit facility that was set to expire in December 2010, requires the Company to maintain a minimum

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Coverage Ratio and a maximum Consolidated Leverage Ratio, as defined in the credit agreement.

Accounts Receivable Securitization Program

The Company's revolving accounts receivable securitization program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program are used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of September 30, 2009, the Company was in compliance with the required ratios under the receivable securitization program. During the first quarter of 2009, the Company reduced amounts outstanding under its accounts receivable securitization program by $300.0 million and subsequently, during the third quarter of 2009, the Company increased the amounts outstanding by $150.0 million, resulting in a net decrease of $150.0 million for the nine months ended September 30, 2009. At September 30, 2009 the Company had $400.0 million outstanding under its accounts receivable securitization program versus $550.0 million at December 31, 2008.

During the nine months ended September 30, 2009 and 2008, proceeds from collections of securitized accounts receivables of $1.05 billion and $2.09 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $3.3 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, and $4.5 million and $12.2 million for the three and nine months ended September 30, 2008, respectively.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which include operating needs, capital expenditures, dividends, and principal and interest payments on its outstanding indebtedness, as well as cash flows generated from operating activities available to meet these needs. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $2.80 billion of remaining availability at September 30, 2009, and access to capital markets are sufficient to fund its operating needs, including commitments to purchase sports programming rights, television and film programming, talent contracts, other operating commitments and contingencies, capital and investing commitments, dividends and other financing requirements for the foreseeable future.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2009, the outstanding letters of credit and surety bonds approximated $367.4 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, the defendants filed a motion to dismiss this action and, on December 2, 2009, the court is scheduled to hear argument on the motion. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

On October 2, 2009, a shareholder derivative complaint, Hatcher v. CBS, et. al., was filed in the United States District Court for the Southern District of New York naming the Company, as a nominal defendant, members of its board of directors and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to timely write down the value of certain of the Company's assets and relates to the same or similar allegations in the Omaha Funds case. The complaint seeks, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained and the institution of certain reforms to the Company's internal control functions. The Company intends to ask the court to dismiss this complaint on various grounds.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2009, the Company had pending approximately 61,820 asbestos claims, as compared with

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

approximately 68,520 as of December 31, 2008 and 69,280 as of September 30, 2008. During the third quarter of 2009, the Company received approximately 1,090 new claims and closed or moved to an inactive docket approximately 3,750 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2008 and 2007 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $15.0 million and $17.5 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a relatively small percentage of asbestos claims pending at September 30, 2009. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. At September 30, 2009, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 10% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

During October 2009, NAIRI Inc., a wholly owned subsidiary of NAI, converted 5.8 million shares of CBS Corp. Class A Common Stock into shares of Class B Common Stock and then sold 28.6 million shares of CBS Corp. Class B Common Stock. As a result, at October 30, 2009, NAI beneficially owned approximately 79% of CBS Corp.'s Class A Common Stock and approximately 6% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $92.2 million and $244.8 million for the three months ended September 30, 2009 and 2008, respectively, and $204.5 million and $390.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the United States through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the United States after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $6.9 million and $46.1 million for the three months ended September 30, 2009 and 2008, respectively, and $15.7 million and $58.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At September 30, 2009	At December 31, 2008

Amounts due from Viacom Inc.:
Receivables	$151.8	$182.5
Other assets (Receivables, noncurrent)	216.7	249.8

Total amounts due from Viacom Inc.	$368.5	$432.3

Amounts due to Viacom Inc.:
Accounts payable	$2.2	$6.5
Program rights	35.9	48.2
Other liabilities (Program rights, noncurrent)	4.4	26.5

Total amounts due to Viacom Inc.	$42.5	$81.2

Other Related Parties.    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Television segment, licenses its television products to The CW resulting in total revenues of $15.2 million and $14.8 million for the three months ended September 30, 2009 and 2008, respectively and $49.3 million and $39.5 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

Beginning in the third quarter of 2009, the FASB established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB.

In the second quarter of 2009, the Company adopted new FASB guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.

In the second quarter of 2009, the Company adopted new FASB guidance which requires disclosures about the fair value of financial instruments for interim reporting periods regardless of whether these financial instruments are recognized at fair value on the Consolidated Balance Sheets.

In the first quarter of 2009, the Company adopted new FASB guidance which requires enhanced disclosures about derivative instruments and hedging activities.

Effective January 1, 2009, the Company adopted revised FASB guidance for business combinations. This revised guidance establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill, and expands disclosure requirements for business combinations. This guidance also amends and clarifies accounting for assets and liabilities arising from contingencies in a business combination.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Effective January 1, 2008, the Company adopted FASB guidance for its financial assets and liabilities which establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Effective January 1, 2009, the Company adopted this guidance for its nonfinancial assets and liabilities. During August 2009, the FASB issued further guidance on how to measure the fair value of a liability, effective for the third quarter of 2009. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Recent Pronouncements

In June 2009, the FASB issued revised guidance relating to the accounting for variable interest entities ("VIEs"). This guidance changes the model for determining whether an entity should consolidate a VIE. This new model requires an assessment of whether an entity has a controlling financial interest in a VIE and is therefore required to consolidate the VIE. This guidance also requires an ongoing reassessment of whether an entity continues to be the primary beneficiary of a VIE. This revised guidance is effective for the Company beginning January 1, 2010. The Company is currently evaluating the impact of the adoption of this guidance on the consolidated financial statements.

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets, effective for the Company beginning January 1, 2010. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The Company is currently evaluating the impact of the adoption of this guidance on the consolidated financial statements.

In December 2008, the FASB issued guidance requiring enhanced annual disclosures about plan assets of defined benefit pension and other postretirement plans, effective for the Company for the year ended December 31, 2009. These disclosures include the Company's investment policies and strategies, major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements of plan assets and any significant concentrations of risk in plan assets.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Securities Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, the defendants filed a motion to dismiss this action and, on December 2, 2009, the court is scheduled to hear argument on the motion. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

On October 2, 2009, a shareholder derivative complaint, Hatcher v. CBS, et. al., was filed in the United States District Court for the Southern District of New York naming the Company, as a nominal defendant, members of its board of directors and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to timely write down the value of certain of the Company's assets and relates to the same or similar allegations in the Omaha Funds case. The complaint seeks, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained and the institution of certain reforms to the Company's internal control functions. The Company intends to ask the court to dismiss this complaint on various grounds.

Item 1A.    Risk Factors.

The following updates the corresponding risk factor included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

The Company will test goodwill and indefinite-lived intangible assets, including FCC licenses, for impairment during the fourth quarter of each year. A downward revision in the estimated fair value of a reporting unit or intangible assets, including FCC licenses, could result in a non-cash impairment charge. Also, any significant shortfall, now or in the future, in the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of such assets. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on the Company's reported net earnings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2009, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

Item 5.    Other Information.

On November 4, 2009, the Company entered into a $2.0 billion revolving credit agreement (the "Credit Agreement"), which expires in December 2012. The Credit Agreement was executed by the Company, CBS Operations Inc., a syndicate of financial institutions, including JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., Deutsche Bank AG New York Branch, Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc, and UBS Loan Finance LLC, as co-documentation agents. The Credit Agreement replaces the Company's previous $3.0 billion revolving credit agreement, which was due to expire in December 2010.

The Credit Agreement contains provisions substantially similar to those in the Company's previous credit agreement. CBS Operations Inc. acts as guarantor for the Credit Agreement and the Company may designate subsidiary borrowers thereunder for which the Company will act as guarantor. Borrowing rates are determined at the Company's option at the time of each borrowing and are generally based on the London Interbank Offer Rate or the prime rate in the United States plus applicable margins. The Company pays a commitment fee based on the average daily unused commitments under the Credit Agreement. The Credit Agreement contains covenants which, among other things, require that the Company maintain a minimum Consolidated Coverage Ratio and a maximum Consolidated Leverage Ratio. The Credit Agreement may be used for general corporate purposes, including commercial paper backup.

The above description of the Credit Agreement is qualified in its entirety by reference to the text of the Credit Agreement, a copy of which is filed as Exhibit 10(d) to this Quarterly Report on Form 10-Q.

Some of the financial institutions party to the Credit Agreement and their affiliates have performed, and/or may in the future perform, various commercial banking, investment banking and other financial advisory services in the ordinary course of business for the Company and its subsidiaries for which they have received, and/or will receive, customary fees and commissions.

Item 6.    Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Document
(10)	Material Contracts
(a)
Employment Agreement dated as of July 20, 2009 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 2, 2009) (File No. 001-09553).
(b)	Consulting Agreement effective as of August 18, 2009 between CBS Corporation and Fredric G. Reynolds (filed herewith).
(c)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed September 18, 2009) (File No. 001-09553).
(d)
Three-Year Credit Agreement, dated as of November 4, 2009, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank AG New York Branch, Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc, and UBS Loan Finance LLC, as Co-Documentation Agents (filed herewith).
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
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

CBS CORPORATION (Registrant)
Date:	November 5, 2009	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(10)	Material Contracts
(a)
Employment Agreement dated as of July 20, 2009 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 2, 2009) (File No. 001-09553).
(b)	Consulting Agreement effective as of August 18, 2009 between CBS Corporation and Fredric G. Reynolds (filed herewith).
(c)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed September 18, 2009) (File No. 001-09553).
(d)
Three-Year Credit Agreement, dated as of November 4, 2009, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank AG New York Branch, Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc, and UBS Loan Finance LLC, as Co-Documentation Agents (filed herewith).
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
(101)
Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.