Form 10-K
period 2009-12-31
CBS CORP
filed 2010-02-25
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

          As of June 30, 2009, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $75,810,160 (based upon the closing price of $6.97 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $4,098,144,782 (based upon the closing price of $6.92 per share as reported by the New York Stock Exchange on that date).

          As of February 15, 2010, 51,540,350 shares of Class A Common Stock and 625,501,557 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of CBS Corporation's Notice of 2010 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Portion of Item 5; Part III).

 PART I

Item 1.    Business.

        CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is a mass media company with operations in the following segments:

  •
  ENTERTAINMENT: The Entertainment segment is composed of the CBS® Television Network; CBS Television Studios; CBS Studios International; CBS Television Distribution; CBS Films®; and CBS Interactive.

  •
  CABLE NETWORKS: The Cable Networks segment is composed of Showtime® Networks, the Company's premium subscription television program services; and CBS College Sports Network®, the Company's cable network devoted to college athletics.

  •
  PUBLISHING: The Publishing segment is composed of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner® and Free Press™.

  •
  LOCAL BROADCASTING: The Local Broadcasting segment is composed of CBS Television Stations, the Company's 30 owned broadcast television stations; and CBS Radio®, through which the Company owns and operates 130 radio stations in 29 United States ("U.S.") markets.

  •
  OUTDOOR: The Outdoor segment displays advertising on media, including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, retail stores and stadium signage principally through CBS Outdoor®.

        During the fourth quarter of 2009, the Company realigned its management structure to more effectively pursue its long-term strategy of investing in content businesses and capitalizing on its strong local presence. As a result, the Company realigned its operating segments as described above. Prior periods have been reclassified to conform to this presentation.

        For the year ended December 31, 2009, contributions to the Company's consolidated revenues from its segments were as follows: Entertainment 54%, Cable Networks 10%, Publishing 6%, Local Broadcasting 18% and Outdoor 13%. The Company generated approximately 14% of its total revenues from international regions in 2009. For the year ended December 31, 2009, approximately 61% and 17% of total international revenues of approximately $1.86 billion were generated in Europe and Canada, respectively.

        In March 2009, CBS Radio completed the sale of three of its radio stations in Denver to Wilks Broadcasting for $19.5 million. In April 2009, CBS Radio completed a transaction with Clear Channel Communications, Inc. to swap five of CBS Radio's mid-size market radio stations in Baltimore, Portland, Seattle and Sacramento for Clear Channel's two radio stations in Houston. In September 2009, the Company completed the sale of four of its radio stations in Portland, Oregon to Alpha Broadcasting for $40.0 million. On June 30, 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET") common stock for $11.50 per share, for a total of $1.8 billion. CNET has been included in the Company's results from the date of acquisition. In April 2008, the Company acquired International Outdoor Advertising Group, the leading out-of-home advertising company in South America, for $110.8 million. In January 2008, the Company completed the sale of seven of its owned television stations to Cerberus Capital Management, L.P. for $185.0 million. In November 2007, the Company completed the last of its sales of 39 radio stations in 10 of its smaller markets for $668.4 million in the aggregate.

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

        The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified international entertainment companies such as The Walt Disney Company, NBC Universal, Inc., News Corporation, Time Warner Inc., CC Media Holdings, Inc. and Clear Channel Outdoor Holdings, Inc.

        As of December 31, 2009, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,030 movie screens in the U.S., the United Kingdom ("U.K.") and South America and manages 21 movie screens in the U.S. and the U.K., beneficially owned Class A Common Stock of the Company representing approximately 79% of the voting power of all classes of the Company's Common Stock, and approximately 6% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

        The Company was organized in Delaware in 1986. The Company's principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Web site address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

        Entertainment (54%, 49% and 47% of the Company's consolidated revenues in 2009, 2008 and 2007, respectively)

        The Entertainment segment consists of the CBS Television Network; CBS Television Studios, CBS Studios International and CBS Television Distribution, the Company's television production and syndication operations; CBS Films, the Company's producer and distributor of theatrical motion pictures; and CBS Interactive, the Company's online content networks for information and entertainment.

        Television Network.    The CBS Television Network through CBS Entertainment™, CBS News® and CBS Sports® distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming to more than 200 domestic affiliates reaching throughout the U.S., including 16 of the Company's owned and operated television stations, and to affiliated stations in certain U.S. territories. The CBS Television Network primarily derives revenues from the sales of advertising time for its network broadcasts.

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality-based programming, specials, children's programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes®, CBS Evening News with Katie Couric and The Early Show, as well as special reports. CBS News Productions, the off-network production company created by CBS News, produces programming for domestic and international outlets, including the CBS Television Network, cable television, home video, audio-book and in-flight markets, as well as schools and libraries. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain NCAA championships, including the Final Four, golf, including the Masters Tournament and the PGA Championship, the U.S. Open Tennis Championships, regular-season college football and basketball line-ups on network television, in addition to the NFL's American Football Conference regular season schedule, the Postseason Divisional Playoff games and the AFC championship game. CBS Sports has rights extensions with the NFL to broadcast the AFC through the 2013 season including the broadcast of the 2010 Super Bowl and the 2013 Super Bowl. CBS Home Entertainment licenses home video rights and CBS Consumer Products licenses merchandising rights.

        The CW, a broadcast network and the Company's 50/50 joint venture with Warner Bros. Entertainment, was launched in Fall 2006. The CW's programming includes Gossip Girl, 90210, The Vampire Diaries and America's Next Top Model. Nine of the Company's owned television stations are affiliates of The CW.

        In late September 2007, Nielsen Media Research introduced a television measurement system based on commercial viewership rather than program viewership. The new standard allows for the inclusion of both live and delayed viewing of commercials up to three days after live broadcasts and has become the industry standard for the buying and selling of television commercial time.

        Television Production and Syndication.    The Company, through CBS Television Studios, CBS Studios International and CBS Television Distribution, produces, acquires and/or distributes programming worldwide, including series, specials, news and public affairs. Such programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services or distribution via first-run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company also distributes off-network syndicated programming, which is programming exhibited on television stations or cable networks following its exhibition on a network, basic cable network or premium subscription service.

        Programming that was produced or co-produced by the Company's production group and is broadcast on network television includes, among others, CSI: Crime Scene Investigation (CBS), NCIS: Los Angeles (CBS), The Good Wife (CBS) and 90210 (The CW). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including foreign and/or off-network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or foreign markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company's objective is to recoup its costs and earn a profit through domestic syndication of episodes after their network runs and/or by licensing international exhibitions of the episodes. International sales are generally made within one year of U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication. In off-network syndication, the Company distributes series such as CSI:, CSI: Miami, CSI: NY, Everybody Hates Chris, Criminal Minds and Survivor as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Jeopardy!, Entertainment Tonight, The Oprah Winfrey Show, Dr. Phil, Rachael Ray and Judge Judy. The Company also distributes syndicated programming internationally.

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in the Entertainment segment's operating results. Unrecognized revenues attributable to such license agreements were approximately $387.0 million and $600.1 million at December 31, 2009 and December 31, 2008, respectively.

        In November 2009, the Company entered into a joint venture with Chellozone (UK) Limited, a division of Liberty Global, Inc., to own and operate six television channels in the U.K. and Ireland, including CBS Action™, CBS Drama™ and CBS Reality™. In addition, the Company owns an approximately 33% equity interest in two pay television channels in Australia called TV1 and Sci Fi.

        CBS Films.    CBS Films was created in September 2007 to develop and produce a limited slate of theatrical motion pictures across all genres. The production cost of each motion picture is intended to be up to $50 million in addition to advertising and marketing costs for each picture at a level consistent with industry custom. CBS Films' current plan is to produce and release four to six motion pictures per year. All motion pictures produced or acquired by CBS Films are intended for a wide, commercial theatrical release, similar to motion pictures typically produced and released by major studios.

        CBS Films' U.S. theatrical releases in 2010 include: Extraordinary Measures, an adult drama, released in January 2010; The Back-up Plan, a romantic comedy, expected to be released in Spring 2010; Beastly, a teen romantic drama, expected to be released in Summer 2010; and Faster, an action drama, which is a co-production by CBS Films and an affiliate of Sony Pictures Entertainment, expected to be released in Fall 2010.

        In general, motion pictures produced or acquired by CBS Films are exhibited theatrically in the U.S. and internationally, followed by exploitation via home entertainment (including DVD and electronic sell-through), video-on-demand, pay-per-view, pay television, free television and basic cable, digital media outlets and, in some cases, other exhibitors such as airlines and hotels. CBS Films will exploit its motion pictures (including certain ancillary rights, such as licensing and merchandising) and generate revenues in all media in the relevant release windows worldwide either directly, through affiliated CBS entities or via multi-year third party distribution agreements.

        CBS Interactive.    CBS Interactive operates one of the leading online content networks for information and entertainment. In June 2008, the Company completed its acquisition of CNET Networks, Inc., which complements and expands the Company's interactive footprint. CBS Interactive was ranked among the top Internet properties in the world according to comScore Media Metrix, December 2009. CBS Interactive's leading brands, including CNET, CBS.com, CBSSports.com, GameSpot, TV.com and BNET, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.-based business, CBS Interactive operates in Asia and Europe. CBS Interactive's worldwide brands reached approximately 226.0 million unique monthly visitors during December 2009.

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

        CNET.com is one of the leading Web sites for technology and consumer electronics information. GameSpot is one of the leading gaming information Web sites according to comScore Media Metrix, December 2009. GameSpot's content includes video game reviews and previews, news, Webcasts, videos, online tournaments and game downloads. CBSSports.com provides Internet sports content, fantasy sports, community and e-commerce features. CBSSports.com owns and operates CBSCollegeSports.com and MaxPreps.com and hosts the NCAA March Madness on demand video player that provides live streaming video of the NCAA Division I Men's Basketball Championship. TV.com is a leading destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks. BNET is a top 10 business media site, offering award-winning original content, as well as one of the largest business libraries available on the Internet. Last.fm is a community-based, music discovery site, which reached approximately 26.4 million unique monthly visitors worldwide during December 2009 according to comScore Media Metrix, December 2009. CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Through the CBS Audience Network™, the Company delivers content from its Web sites and television, radio and affiliated stations, through new and existing advertiser-supported deals. The growing slate of

CBS entertainment, news and sports content available includes full episodes, clips and highlights based on CBS and Showtime Networks programming as well as original made-for-the-Web content.

  Entertainment Competition.

        Television Network.    The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services as well as other media, including DVDs, print and the Internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to Nielsen Media Research, for the broadcast television primetime daypart for the period September 21, 2009 to February 7, 2010, the CBS Television Network secured the #1 position for total viewers and for key adult viewers ages 25-54 and the #2 position for key adult viewers ages 18-49.

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

        CBS Films.    Motion picture production and distribution is a highly competitive business. During the life cycle of the development and production of a motion picture project, CBS Films must compete for the rights to compelling underlying source material and talent such as writers, producers, directors, on screen performers and other creative personnel. Once a motion picture is completed, CBS Films must compete with numerous other motion pictures produced by various studios and independent producers including Paramount Pictures Corporation, Walt Disney Studios Motion Pictures, Warner Bros. Entertainment, Inc., Lionsgate Entertainment, Metro-Goldwyn-Mayer Studios Inc., The Weinstein Company, Lakeshore Entertainment Group LLC and Morgan Creek Productions, among others, for audience acceptance as well as limited exhibition outlets across all of the relevant release windows. In addition, the ultimate consumer has many options for entertainment other than motion pictures including video games, sports, travel, outdoor recreation, the Internet, and other cultural and computer-related activities.

        CBS Interactive.    CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals such as AOL, MSN and Yahoo!, especially as these properties expand their content offerings; search engines such as Google, Yahoo! and MSN; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; vertical content sites in the categories that CBS Interactive's brands serve, such as technology, gaming, music, news, business, food, and lifestyle focused Web sites; and platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

        Cable Networks (10%, 9% and 8% of the Company's consolidated revenues in 2009, 2008 and 2007, respectively)

        The Cable Networks segment is composed of Showtime Networks, the Company's premium subscription television program services; and CBS College Sports Network, the Company's cable network devoted to college athletics.

        Showtime Networks.    Showtime Networks owns and operates three commercial-free, premium subscription television program services in the U.S.: Showtime, offering recently released theatrical feature films, original series, documentaries, boxing, mixed martial arts and other sports-related programming, and special events; The Movie Channel®, offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the last several decades, as well as selected other titles. At December 31, 2009, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 61.3 million subscriptions in the U.S., certain U.S. territories and Bermuda.

        Showtime Networks also owns and operates multiplexed channels of Showtime and The Movie Channel in the U.S. which offer additional and varied programming choices. In addition, Showtime Networks transmits high definition television feeds of Showtime, The Movie Channel and many of their multiplexed channels, and also makes versions of Showtime, The Movie Channel and Flix available "on demand," enabling subscribers to watch selected individual programs at their convenience (in both standard and high definition in the case of Showtime and The Movie Channel, and standard definition in the case of Flix). Showtime Networks also provides special events to licensees on a pay-per-view basis through Showtime PPV®. Showtime Networks also operates the Web site SHO.com which promotes Showtime, The Movie Channel and Flix programming, and provides information and entertainment and other services.

        Showtime Networks derives revenue principally from the license of its program services to cable television operators, direct broadcast satellite ("DBS") operators, telephone companies and other distributors. The costs of acquiring premium television rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from major or independent motion picture producers and other distributors typically covering the U.S. and Bermuda for varying durations. For example, in addition to a motion picture output agreement with CBS Films, Showtime Networks has entered into motion picture output agreements with The Weinstein Company and Summit Entertainment for the exclusive U.S. premium subscription television rights for certain exhibition windows relating to feature films initially theatrically released in the U.S through December 2015 and December 2012, respectively. In addition to these exclusive output agreements, Showtime Networks has rights to exhibit motion pictures licensed under its exclusive output agreement with Paramount Pictures for feature films initially theatrically released in the U.S. through December 2007, and under its exclusive output agreements with each of MGM and Lionsgate for feature films initially theatrically released in the U.S. through December 2008. Showtime Networks also arranges for the development, production and acquisition of original programs, series and documentaries. Showtime Networks' original series include Dexter, Californication, The Tudors, Weeds, United States of Tara and Nurse Jackie, among others. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives distribution revenue from the rights it retains in certain of its original programming. For example, Showtime Networks and its corporate affiliate(s) have entered into licenses with television networks in various foreign territories for exhibition of certain original series, as well as electronic sell-through arrangements with several Internet distributors, including iTunes and Amazon, among others, for certain Showtime programming. Showtime Networks derives a substantial amount of its revenues from three large distributors.

        Showtime Networks also owns 90% of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel™, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks has launched both standard and high definition versions of Smithsonian Channel, as well as of its companion on demand version.

        CBS College Sports Network.    CBS College Sports Network is a 24-hour cable program service dedicated to college sports. The network features events from approximately 25 men's and women's college sports and provides coverage of over 250 live events each season in addition to live studio shows and original programming. CBS College Sports Network had approximately 34.8 million subscribers as of December 31, 2009. The network derives its revenues from subscription fees and the sale of advertising time on its cable program service. CBS College Sports Network and Comcast Corporation each owns a 50% interest in the mtn: MountainWest Sports Network, which exhibits Mountain West Conference athletics and is available to U.S. cable and satellite providers.

  Cable Networks Competition.

        Showtime Networks.    Showtime Networks primarily competes with other providers of premium subscription television program services in the U.S.: Home Box Office, Inc. and Starz Entertainment, LLC. Competition among premium subscription television program services in the U.S. is dependent on: (i) the production, acquisition and packaging of original series and other original programming and the acquisition and packaging of an adequate number of recently released theatrical motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to cable operators, DBS operators, telephone companies and other distributors for carriage so as to favorably position and package Showtime Networks' premium subscription television program services to subscribers. Home Box Office, Inc. is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, HBO and Cinemax. Showtime Networks competes with Home Box Office, Inc. and has a significantly smaller share of the premium subscription television category. Starz Entertainment, LLC owns Starz!, another premium subscription television program service, which primarily features recently released theatrical motion pictures and competes with Showtime Networks' and Home Box Office, Inc.'s premium program services. Showtime Networks also competes for programming, distribution and/or audiences with broadcast television, basic cable program services and other media, including DVDs, portable devices and the Internet.

        The terms and favorable renewal of agreements with distributors for the distribution of the Company's subscription television program services are important to the Company. Consolidation among multichannel video programming distributors and other marketplace factors make it more difficult to reach favorable terms and could have an adverse effect on revenues. In addition, new entrants providing programming or other services for cable networks, cable operators and other platforms, including the Internet, could be competitive with and adversely affect the Company's media businesses, including Showtime Networks' subscription television business.

        CBS College Sports Network.    CBS College Sports Network's cable programming service principally competes with other sports-oriented cable programming services for cable and satellite distribution and related revenue, for viewership and for advertising revenue. Consolidation among cable operators has made it more difficult for newer channels to secure broad distribution. In addition, the largest cable providers have created sports tiers for newer sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. CBS College Sports Network's television service also competes with other sports programming services, such as ESPNU, in acquiring the television and broadband rights to sporting events, resulting in increased rights fees and increased production expenses.

        Publishing (6% of the Company's consolidated revenues in each of 2009, 2008 and 2007)

        The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

        Simon & Schuster publishes and distributes adult and children's consumer books in printed, audio and digital formats in the U.S. and internationally. Digital formats include audio downloads for the Apple iPod and MP3 players, electronic books for increasingly popular devices such as Amazon's Kindle and the Sony Reader Digital Book, stand-alone applications for the Apple iPod and iPhone, and new hybrid text and video combinations. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books®, Gallery Books™, and Free Press. Simon & Schuster's major children's imprints include Simon Spotlight®, Aladdin Paperbacks® and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the CBS Television Network's and Showtime Networks' products as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on general Internet sites as well as those linked to individual titles; its created assets include online videos showcasing Simon & Schuster authors and new releases on YouTube, Bookvideos.tv, SimonandSchuster.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada and Simon & Schuster Australia and other distributors, as well as the publication of local titles by Simon & Schuster UK.

        In 2009, Simon & Schuster published 164 titles that were New York Times bestsellers, including 25 New York Times #1 bestsellers. Best-selling titles in 2009 include Arguing with Idiots by Glenn Beck and Kevin Balfe, Under the Dome by Stephen King, and Liberty and Tyranny by Mark Levin. Bestselling children's titles from Simon & Schuster include City of Glass by Cassandra Clare, Night World by L.J. Smith, and The Christmas Sweater by Glenn Beck. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

        The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases represent a significant portion of Simon & Schuster's sales throughout the year. Simon & Schuster's top 10 accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. Also, although electronic books represented less than 5% of the Company's book sales in 2009, they appear to be a growing factor in the market.

        Publishing Competition.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends. Mass merchandisers and on-line retailers are significant factors in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other larger publishers such as Random House, Penguin Group and Harper Collins for the rights to works by authors. Competition is particularly strong for well-known authors and public personalities. In addition, technological changes have made it increasingly possible for authors to self-publish and have led to the development of new digital distribution models in which the Company's books must compete with the availability of both a larger volume of books as well as non-book content. The Company must also contend with price pressure on new releases, for both printed and electronic formats, as a result of price competition among electronic book retailers.

        Local Broadcasting (18%, 21% and 24% of the Company's consolidated revenues in each of 2009, 2008 and 2007, respectively)

        The Local Broadcasting segment consists of CBS Television Stations, the Company's 30 owned broadcast television stations, and CBS Radio, through which the Company owns and operates 130 radio stations in 29 U.S. markets. The Company's various content and media businesses, which operate in local markets, enhance the Company's ability to provide comprehensive and strategic services in those markets.

        CBS Television Stations.    The Company owns 30 broadcast television stations through its CBS Television Stations group, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. The Company's television stations are located in the 8 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area ("DMA") in 9 major markets. These multiple station markets are: Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #7), Detroit (market #11), Miami-Ft. Lauderdale (market #17), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #23). This group of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming. The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. Substantially all of the Company's television stations operate Web sites, which promote the stations' programming, and provide news, information and entertainment, as well as other services. These Web sites principally derive revenues from the sale of advertising.

        Every three years, each television station must elect, with respect to its retransmission by DBS and cable television operators within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage and secures instead the right to negotiate consideration in return for consenting to carriage. The Company has elected the retransmission consent option in substantially all cases for the period beginning January 1, 2009, and, since 2006, has implemented a systematic process of seeking monetary consideration for its retransmission consent.

        The Company's owned and operated television stations reach approximately 38% of all U.S. television households. The FCC's ownership rules limit the Company's national audience reach to 39% of all U.S. television households. Using the FCC's measurement methodology in which a UHF television station is deemed to reach only 50% of the television households in its market, the Company is below the 39% limit. (See "CBS Corp. Business Segments—Regulation—Broadcasting—Ownership Regulation").

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of February 20, 2010.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WCBS-TV New York, NY	1	UHF	CBS
KCAL-TV Los Angeles, CA	2	VHF	Independent
KCBS-TV Los Angeles, CA	2	UHF	CBS
WBBM-TV Chicago, IL	3	VHF	CBS
KYW-TV Philadelphia, PA	4	UHF	CBS
WPSG-TV Philadelphia, PA	4	UHF	The CW
KTVT-TV Dallas-Fort Worth, TX	5	UHF	CBS
KTXA-TV Dallas-Fort Worth, TX	5	UHF	Independent

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
KPIX-TV San Francisco-Oakland-San Jose, CA	6	UHF	CBS
KBCW-TV San Francisco-Oakland-San Jose, CA	6	UHF	The CW
WBZ-TV Boston, MA	7	UHF	CBS
WSBK-TV Boston, MA	7	UHF	Independent
WUPA-TV Atlanta, GA	8	UHF	The CW
WKBD-TV Detroit, MI	11	UHF	The CW
WWJ-TV Detroit, MI	11	UHF	CBS
KSTW-TV Seattle-Tacoma, WA	13	VHF	The CW
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	14	UHF	The CW
WCCO-TV Minneapolis-St. Paul, MN	15	UHF	CBS
Satellites:
KCCO-TV(3) Alexandria, MN		VHF	CBS
KCCW-TV(4) Walker, MN		VHF	CBS
KCNC-TV Denver, CO	16	UHF	CBS
WFOR-TV Miami-Ft. Lauderdale, FL	17	UHF	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	17	UHF	MyNetworkTV
KOVR-TV Sacramento-Stockton-Modesto, CA	20	UHF	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	20	UHF	The CW
KDKA-TV Pittsburgh, PA	23	UHF	CBS
WPCW-TV Pittsburgh, PA	23	VHF	The CW

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WBXI-CA(5) Indianapolis, IN	25	UHF	MTV Tr3s
WJZ-TV Baltimore, MD	27	VHF	CBS
WGNT-TV Norfolk-Portsmouth-Newport News, VA	43	UHF	The CW

(1)
Metropolitan Area Served is Nielsen Media Research's DMA.
(2)
Market Rankings based on Nielsen Media Research Local Market Universe Estimate, September 2009.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.

        CBS Radio.    The Company's radio broadcasting business operates through CBS Radio, one of the largest operators of radio stations in the U.S. CBS Radio owns and operates 130 radio stations serving 29 U.S. markets as of February 20, 2010. Virtually all of the Company's owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 75% in the 25 largest U.S. radio markets. The Company's strategy generally is to operate radio stations in the largest markets and take advantage of the Company's ability to sell advertising across multiple markets and formats. In March 2009, CBS Radio completed the sale of three of its radio stations in Denver for $19.5 million. In April 2009, CBS Radio completed the exchange of five of its mid-size market radio stations in Baltimore, Portland, Sacramento and Seattle for two radio stations in Houston (market #6). In September 2009, the Company completed the sale of four of its radio stations in Portland for $40.0 million. The Company believes that it is favorably impacted by offering radio, television and outdoor advertising platforms in large markets. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table below includes information with respect to the Company's radio stations in the top 25 U.S. radio markets.

        CBS Radio's geographically dispersed stations serve diverse target demographics through a broad range of formats such as rock, classic hits/oldies, all-news, talk, Spanish language, adult contemporary, top 40/contemporary hit radio, urban, sports and country, and CBS Radio has established leading franchises in news, sports and personality programming. This diversity provides advertisers with the convenience of selecting stations to reach a targeted demographic or of selecting groups of stations to reach broad groups of consumers within and across markets and also reduces the Company's dependence on any single station, local economy, format or advertiser. At the same time, CBS Radio maintains substantial diversity in each market where its stations operate so that its stations can appeal to several demographic groups. CBS Radio's general programming strategies include employing popular on-air talent, some of whose broadcasts may be syndicated by CBS Radio using the services of a third party syndicator, broadcasting programming syndicated to it by others, acquiring the rights to broadcast sports play-by-play and producing and acquiring news content for its radio stations. The overall mix of each radio station's programming lineup is designed to fit the station's specific format and serve its local community. The Company also has agreements with Westwood One, Inc. involving compensation to the Company, the provision of radio programming to CBS Radio and the distribution by Westwood One of CBS Radio News programming

        Arbitron's Portable People Meter™ ("PPM"), an electronic audience measurement technology, has been adopted in 23 of the 29 markets in which CBS Radio owns and operates radio stations. The Company continues to monitor the effects of PPM on the ratings of the Company's radio stations and advertising sales and has not been adversely affected by the transition to PPM.

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

        CBS Radio continues to extend its station brands online through efforts that include streaming, on-demand audio and video, podcasting, and widgets. CBS Radio programs 245 channels of audio content available online including CBS Radio stations top brands such as 1010 WINS and WFAN(AM), both in New York, and KROQ-FM in Los Angeles, and custom channels such as The Sky (Psychic Radio) and K-Rock (Alternative Rock). Additionally, CBS Radio station programming is streamed through AOL and Yahoo Internet services. CBS Radio is one of the most listened to online radio providers according to Ando Media's monthly Top 20 Ranker for December 2009.

  Local Broadcasting Competition.

        CBS Television Stations.    Television stations compete for programming, on-air talent, audiences and advertising revenues with other stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and, in the case of advertising revenues, with other local and national media. The owned and operated television stations' competitive position is largely influenced by the quality of the syndicated programs and local news programs in time periods not programmed by the network; the strength of the CBS Television Network programming and, in particular, the viewership of the CBS Television Network in the time period immediately prior to the late evening news; and in some cases, by the quality of the broadcast signal.

        CBS Radio.    The Company's radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as Clear Channel Communications, Citadel Broadcasting, Cumulus Media, Inc., Emmis Communications, Entercom Communications Corporation and Radio One. The Company's radio stations, including its Internet and streaming activities, also compete with other media, such as broadcast, cable and DBS television, other radio stations, newspapers, magazines, direct mail, the Internet, including Internet radio services such as Pandora, Live 365 and Rhapsody. The radio industry is also subject to competition from Sirius XM Radio Inc., which provides digital audio services to subscribers.

        The Company's radio stations face increasing competition from newer technologies, including audio programming delivered via the Internet, which create new ways for individuals to listen to music and other content of their choosing while avoiding traditional commercial advertisements. Also, an increasingly broad adoption by consumers of portable digital audio players could affect the ability of the Company's radio stations to attract listeners and advertisers.

        The radio broadcast industry continues to implement digital broadcasts. Because there is no FCC deadline for radio stations to cease broadcasting in an analog mode, radio stations that have implemented digital broadcasting transmit both digitally and in analog. As of February 1, 2010, 105 of the Company's owned radio stations have commenced digital broadcasts. The Company believes that digital transmissions will provide listeners with improved sound quality and new programming channels and should facilitate the convergence of radio with other digital media. It is too early to predict the full effect that the implementation of digital broadcasts will have on the Company's radio businesses or on competition generally.

        Aggregate spot advertising sales revenues for the Company's radio stations for 2009 were ranked #1 in four of the top five U.S. markets by metro area population (New York, Chicago, San Francisco (tied), and Dallas-Fort Worth), according to the 2009 Market Total Spot Performance Summary of Miller, Kaplan, Arase & Co., LLP.

 Radio Stations, Television Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations, television stations and outdoor advertising displays as of February 20, 2010 in the top 25 U.S. radio markets:

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
New York, NY	WCBS	FM	Classic Hits	WCBS-TV	UHF	CBS	Subways, Bulletins,
	WCBS	AM	News				Walls, Malls,
#1—Radio	WFAN	AM	Sports				Street Furniture,
#1—Television	WINS	AM	News				Digital In-Store Networks
	WWFS	FM	Adult Contemporary
	WXRK	FM	Contemporary Hit Radio
Los Angeles, CA	KCBS	FM	Adult Hits	KCAL-TV	VHF	Independent	Bus, Commuter Rail,
	KFWB(2)	AM	News/Talk	KCBS-TV	UHF	CBS	Bulletins, Walls,
#2—Radio	KAMP	FM	Contemporary Hit Radio				Posters, Malls,
#2—Television	KNX	AM	News				Street Furniture,
	KROQ	FM	Alternative Rock				Digital In-Store Networks
	KRTH	FM	Classic Hits
	KTWV	FM	Smooth Jazz
Chicago, IL	WBBM	FM	Rhythmic Contemporary Hit Radio	WBBM-TV	VHF	CBS	Bulletins, Posters,
	WBBM	AM	News				Malls, Walls,
#3—Radio	WCFS	FM	Adult Contemporary				Digital In-Store Networks
#3—Television	WJMK	FM	Adult Hits
	WSCR	AM	Sports
	WUSN	FM	Country
	WXRT	FM	Adult Album Alternative
San Francisco, CA	KCBS	AM	News	KPIX-TV	UHF	CBS	Bus, Commuter Rail,
	KMVQ	FM	Rhythmic AC	KBCW-TV	UHF	The CW	Bulletins, Walls,
#4—Radio	KITS	FM	Alternative Rock				Posters, Malls,
#6—Television	KLLC	FM	Hot Adult Contemporary				Street Furniture,
	KFRC	AM	Oldies				Digital In-Store Networks
	KFRC	FM	News
Dallas-Fort Worth, TX	KLUV	FM	Classic Hits	KTVT-TV	UHF	CBS	Walls, Bulletins,
	KMVK	FM	Spanish	KTXA-TV	UHF	Independent	Malls, Street Furniture,
#5—Radio	KJKK	FM	Adult Hits				Digital In-Store Networks
#5—Television	KRLD	AM	News/Talk
	KRLD	FM	Sports
	KVIL	FM	Adult Contemporary
Houston, TX	KKHH	FM	Contemporary Hit Radio				Bulletins, Malls,
	KIKK	AM	News/Talk				Digital In-Store Networks
#6—Radio	KILT	FM	Country
	KILT	AM	Sports
	KLOL	FM	Spanish
	KHMX	FM	Hot Adult Contemporary
Atlanta, GA	WAOK	AM	News/Talk	WUPA-TV	UHF	The CW	Bus, Commuter Rail,
	WVEE	FM	Urban				Bulletins, Posters, Malls,
#7—Radio	WZGC	FM	Adult Album Alternative				Street Furniture,
#8—Television							Subways, Digital In-Store Networks
Philadelphia, PA	KYW	AM	News	KYW-TV	UHF	CBS	Commuter Rail,
	WIP	AM	Sports	WPSG-TV	UHF	The CW	Bulletins, Malls,
#8—Radio	WOGL	FM	Classic Hits				Street Furniture,
#4—Television	WPHT	AM	News/Talk				Digital In-Store Networks
	WYSP	FM	Rock
Washington, D.C.	WIAD	FM	Adult Contemporary				Bus, Commuter Rail,
	WLZL	FM	Spanish-Tropical				Walls, Bulletins, Malls,
#9—Radio	WJFK	FM	Sports				Digital In-Store Networks
	WPGC	FM	Urban
	WHFS	AM	News/Talk

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Boston, MA	WBZ	FM	Sports	WBZ-TV	UHF	CBS	Bulletins, Malls,
	WBMX	FM	Hot Adult Contemporary	WSBK-TV	UHF	Independent	Digital In-Store Networks
#10—Radio	WBZ	AM	News
#7—Television	WODS	FM	Classic Hits
	WZLX	FM	Classic Rock
Detroit, MI	WXYT	FM	Sports	WKBD-TV	UHF	The CW	Bus, Bulletins,
	WOMC	FM	Classic Hits	WWJ-TV	UHF	CBS	Posters, Malls,
#11—Radio	WVMV	FM	Contemporary Hit Radio				Digital In-Store Networks
#11—Television	WWJ	AM	News
	WXYT	AM	Sports
	WYCD	FM	Country
Miami-Ft. Lauderdale, FL				WFOR-TV	UHF	CBS	Bulletins, Bus,
				WBFS-TV	UHF	MyNetworkTV	Commuter Rail,
#12—Radio							Malls, Street Furniture,
#17—Television							Digital In-Store Networks
Seattle-Tacoma, WA	KMPS	FM	Country	KSTW-TV	VHF	The CW	Bulletins, Malls,
	KPTK	AM	News/Talk				Digital In-Store Networks
#13—Radio	KJAQ	FM	Classic Hits
#13—Television	KZOK	FM	Classic Rock
Puerto Rico							Bulletins, Posters
#14—Radio
Phoenix, AZ	KOOL	FM	Classic Hits				Bulletins, Posters, Malls,
	KZON	FM	Rhythmic Contemporary Hit Radio				Street Furniture, Walls,
#15—Radio	KMLE	FM	Country				Digital In-Store Networks
Minneapolis, MN	WCCO	AM	News/Talk	WCCO-TV	UHF	CBS	Bulletins, Posters,
	WLTE	FM	Adult Contemporary	KCCO-TV	VHF	CBS	Street Furniture,
#16—Radio	KZJK	FM	Adult Hits	KCCW-TV	VHF	CBS	Digital In-Store Networks
#15—Television
San Diego, CA	KSCF	FM	Hot Adult Contemporary				Bulletins, Posters,
	KYXY	FM	Adult Contemporary				Malls, Street Furniture,
#17—Radio							Digital In-Store Networks
Nassau-Suffolk, NY(3)							Bulletins,
#18—Radio							Digital In-Store Networks
Tampa-St. Petersburg, FL	WLLD	FM	Rhythmic Contemporary Hit Radio	WTOG-TV	UHF	The CW	Bulletins, Malls,
	WQYK	FM	Country				Digital In-Store Networks
#19—Radio	WQYK	AM	Sports
#14—Television	WYUU	FM	Spanish
	WRBQ	FM	Classic Hits
	WSJT	FM	Smooth Jazz
Denver, CO				KCNC-TV	UHF	CBS	Street Furniture,
Bulletins, Posters, Malls,
#20—Radio							Digital In-Store Networks
#16—Television
St. Louis, MO	KEZK	FM	Adult Contemporary				Bulletins, Posters, Malls,
	KMOX	AM	News/Talk				Digital In-Store Networks
#21—Radio	KYKY	FM	Hot Adult Contemporary
Baltimore, MD	WJZ	AM	Sports	WJZ-TV	VHF	CBS	Bulletins, Subways,
	WJZ	FM	Sports				Commuter Rail,
#22—Radio	WLIF	FM	Adult Contemporary				Street Furniture, Malls,
#27—Television	WWMX	FM	Hot Adult Contemporary				Digital In-Store Networks
Portland, OR							Bulletins, Malls,
Digital In-Store Networks
#23—Radio

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Charlotte, NC	WSOC	FM	Country				Malls,
	WKQC	FM	Adult Contemporary				Digital In-Store Networks
#24—Radio	WFNZ	AM	Sports
	WNKS	FM	Contemporary Hit Radio
	WPEG	FM	Urban
	WBAV	FM	Urban Adult
	WBCN	AM	News/Talk
Pittsburgh, PA	KDKA	AM	News/Talk	KDKA-TV	UHF	CBS	Bulletins, Malls,
	KDKA	FM	Sports	WPCW-TV	VHF	The CW	Digital In-Store Networks
#25—Radio	WDSY	FM	Country
#23—Television	WZPT	FM	Hot Adult Contemporary

(1)
Radio market rank based on Fall 2009 Radio Market Ranking as provided by Arbitron Inc. Television market rank based on Nielsen Media Research Local Market Universe Estimate, September 2009.

(2)
The FCC has granted an application permitting the Company to assign KFWB-AM to a divestiture trust. Upon closing of this assignment, the Company will beneficially own but will not operate KFWB-AM. (See "CBS Business Segments—Regulation—Broadcasting—Ownership Regulation—Radio-Television Cross-Ownership Rule").

(3)
Sub-market of New York City. The Company's New York City radio and television stations serve Nassau-Suffolk.

        Outdoor (13%, 16% and 16% of the Company's consolidated revenues in 2009, 2008 and 2007, respectively)

        The Company sells, through its Outdoor businesses, advertising space on various media, including billboards, transit shelters, buses, rail systems (in-car, station platform and terminal), mall kiosks and stadium signage and in retail stores. It has outdoor advertising operations in more than 100 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 19 of the 20 largest metropolitan markets in Canada and all 45 of the largest metropolitan markets in Mexico. Additionally, Outdoor has the exclusive rights to manage advertising space on approximately 90% of the total bus fleet in the U.K. and has a variety of outdoor advertising displays in the Netherlands, France, Italy, Puerto Rico, the Republic of Ireland, Spain, Argentina, Brazil, Uruguay, Chile and China. The Company operates its Outdoor businesses through CBS Outdoor in the U.S., Canada and Europe, CBS Outernet® in the U.S. and Vendor® in Mexico. In April 2008, the Company acquired International Outdoor Advertising Group, the leading out-of-home advertising company in South America. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

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

        Transit advertising includes advertising on or in transit systems, including the interiors and exteriors of buses, trains and trams and at rail stations. Transit advertising contracts are negotiated with public transit authorities and private transit operators and generally provide for payment to the transit authority of a percentage of the revenues, a fixed payment, or the greater of a percentage of the revenues or a fixed payment. Where revenues are lower than anticipated, the minimum amount required to be paid to a transit authority may exceed, or be a high percentage of, the advertising revenues received by Outdoor under that advertising contract. Due to the difficult advertising marketplace worldwide, certain transit contracts, including the London Underground contract which also has reduced revenues due to project delays, are operating at their minimum guarantee levels.

        Street furniture displays, the most common of which are bus shelters, reach both vehicular and pedestrian audiences. Bus shelters are usually constructed, installed and maintained by Outdoor. Most of Outdoor's bus shelter contracts include revenue-sharing arrangements with a municipality or transit authority and often include minimum required payments. Street furniture contracts usually involve a competitive bidding process and contracts typically are for a term of from 10 to 20 years. Contracts are awarded on the basis of projected revenues to the municipality, including minimum payments, and Outdoor's willingness to construct public facilities, such as bus shelters, public toilets and information kiosks. In both its transit and street furniture negotiations, Outdoor seeks to reduce minimum payment obligations on new agreements and on renewal of existing agreements. There is no assurance that Outdoor will be successful in reducing its minimum payments, entering into new agreements or renewing certain existing agreements and any such agreements may provide a lesser return to the Company.

        Newer technologies for outdoor advertising displays, such as changeable message displays and digital billboards using light-emitting diode and liquid crystal display technology, continue to evolve. The Company keeps apprised of and has adopted such new technologies as they evolve and mature. For example, Outdoor is utilizing digital technology containing moving images in the London Underground, New York City subways and in retail outlets through CBS Outernet. In July 2006, Outdoor reached an 8.5 year agreement to sell advertising on the London Underground and to perform certain construction and installation work. CBS Outernet, a leading distributor of video programming and advertising content to retail stores, enables customized messaging by region and retail environment. Generally, CBS Outernet enters into revenue-sharing arrangements with retailers based on advertising sales.

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

        Outdoor Competition.    The outdoor advertising industry is fragmented, consisting of several large companies involved in outdoor advertising such as Clear Channel Outdoor Holdings, Inc., JC Decaux S.A., Cemusa Inc. and Lamar Advertising Company as well as hundreds of smaller regional and local companies operating a limited number of display faces in a single or a few local markets. The Company also competes with other media, including broadcast and cable television, radio, print media, the Internet and direct mail marketers, within their respective markets. In addition, it competes with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach a broad segment in a specific market or to target a particular geographic area or population with a particular demographic within that market. The Company keeps apprised of the evolution of new technologies in the industry. As new technologies such as digital billboards prove desirable to Outdoor's customers and deliver appropriate returns on investment, the Company's costs could increase.

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

        Unauthorized Distribution and Piracy.    Unauthorized distribution of copyrighted material over the Internet and through physical devices without regard to content owners' copyright rights in television programming, motion pictures and clips, such as through pirated DVDs, user-generated content, file "sharing" and peer-to-peer services, is a threat to copyright owners' ability to protect and exploit their property. The Company is engaged in enforcement and other activities to protect its intellectual property and has participated in various litigations, educational and public relations programs and legislative activity. In addition to these efforts, the Company continues to enter into and explore possibilities for commercial arrangements with various online providers to further protect and exploit its content.

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

        Under the Communications Act, the FCC also regulates certain aspects of the operation of cable and DBS systems and certain other electronic media that compete with broadcast stations.

        Indecency and Profanity Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC's indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC in the last decade has stepped up its enforcement efforts as they apply to indecency and profanity, and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency or profanity violations. The FCC's maximum forfeiture penalty for broadcasting indecent or profane programming is $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. The Company is and has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material. The Company entered into a Consent Decree with the FCC in November 2004 pursuant to which the Company made a $3.5 million voluntary contribution to the U.S. Treasury and agreed to provide training with respect to FCC indecency regulation to programming-related personnel at its broadcast television and radio operations and to implement other measures to reduce the risk of broadcasting indecent or profane material. The Company also entered into a Consent Decree with the FCC in 2007, pursuant to which the Company made a $300,000 voluntary contribution to the U.S. Treasury and the FCC and the Company settled certain disputes pertaining to the 2004 Consent Decree. (See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition—Legal Matters—Indecency Regulation" on page II-33).

        License Renewals.    Radio and television broadcast licenses are typically granted for standard terms of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC's rules and regulations that, taken together, constitute a pattern of abuse. The Company has a number of pending renewal applications, seven of which have been opposed by third parties (there are two opposed renewal applications for Radio and five opposed renewal applications for Television Stations).

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

            Local Radio Ownership.    The FCC's local radio ownership rule applies in all markets where the Company owns radio stations. Under that rule, one party may own up to eight radio stations in the largest markets, no more than five of which may be either AM or FM. With a few exceptions, the rule permits the common ownership of 8 radio stations in the top 50 markets, where CBS Radio has significant holdings. The Company's FM radio portfolio exceeds the FCC's numerical limit in one market, West Palm Beach, which is grandfathered. While the rules do not require the divestiture of any existing radio ownership combinations, the Company is not permitted to transfer its radio portfolio in that market intact, except to qualified small businesses.

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

            Television National Audience Reach Limitation.    Under the national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. The Company currently owns and operates television stations that reach approximately 38% of all U.S. television households but for purposes of the national ownership limitation, the Company's reach is less than this amount applying the UHF discount in accordance with the FCC's methodology.

            Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market. The Company owns a combination of radio and television stations in the Los Angeles market in excess of the limit. The FCC has granted an application permitting the Company to assign radio station KFWB-AM in Los Angeles to a divestiture trust, the closing of which would bring the Company into compliance with the rule.

            Newspaper-Broadcast Cross-Ownership.    The newspaper-broadcast cross-ownership rule prohibits the common ownership of a broadcast station and daily newspaper in the same market. The FCC modified the newspaper-broadcast cross-ownership rule by establishing a presumption in favor of permitting cross-ownership of a daily newspaper and one broadcast station (but not one of the "top four" television stations) in the top 20 markets under certain circumstances and establishing a waiver procedure for such combinations in smaller markets. However, the United States Court of Appeals for the Third Circuit has stayed the effectiveness of this rule change. The rule in effect continues to prohibit the cross-ownership of daily newspapers and broadcast stations in all markets absent a waiver by the FCC.

            Dual Network Rule.    The dual network rule prohibits any of the four major networks, ABC, CBS, FOX and NBC, from combining.

            Attribution of Ownership.    Under the FCC's attribution rules, a direct or indirect purchaser of various types of securities of an entity which holds FCC licenses, such as the Company, could violate the foregoing FCC ownership regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties. Under the FCC's rules, an "attributable" interest for purposes of the FCC's broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly "insulated" from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent. The FCC is currently reviewing its single majority voting shareholder attribution exemption, which renders as non-attributable voting interests up to 49% in a licensee controlled by a single majority voting shareholder. Because NAI holds an attributable interest in both the Company and Viacom Inc., the business of each company is attributable to the other for certain FCC purposes, which may have the effect of limiting and affecting the activities, strategic business alternatives and business terms available to the Company. (See Item 1A. "Risk Factors—The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes").

            Alien Ownership.    In general, the Communications Act prohibits foreign individuals or entities from owning more than 20% of the voting power or equity of the Company.

        Analog to Digital Transition.    As of June 12, 2009, all full-power broadcast television stations were required to cease broadcasting analog programming and convert to all digital broadcasts. Digital broadcasting permits stations to offer digital channels for a wide variety of services such as high definition video programming, multiple channels of standard definition video programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free over-the-air video program signal at least comparable in resolution to the station's former analog programming transmissions.

        Cable and Satellite Carriage of Television Broadcast Stations.    The 1992 Cable Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, each station must elect, with respect to cable systems within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage and secures instead the right to negotiate consideration in return for consenting to carriage. The Company has elected the retransmission consent option in substantially all cases for the period beginning January 1, 2009, and, since 2006, has implemented a systematic process of seeking monetary consideration for its retransmission consent.

        Similarly, federal legislation and FCC rules govern the retransmission of broadcast television stations by DBS operators. DBS operators are required to carry the signals of all local television broadcast stations requesting carriage in local markets in which the DBS operator carries at least one signal pursuant to the statutory local-to-local compulsory copyright license. Every three years, each television station in such markets must elect "must carry" or "retransmission consent" status, in a manner similar to that described above with respect to cable systems. Substantially all of the Company's owned and operated television stations are being transmitted into their local markets by the two major DBS operators pursuant to retransmission consent agreements.

        Since the broadcast television transition from analog to digital in June 2009, cable television systems are required for a three-year period to carry must-carry signals in an analog format or in the case of all-digital cable systems to provide equipment to convert must-carry digital signals for viewing on analog television sets. Cable television systems, with some exceptions, are also required to carry such stations' high definition signals. DBS operators are also required, over a four-year phase-in period, to carry the high definition signals of must-carry stations. Neither cable systems nor DBS operators are required to carry more than a station's primary video programming channel. The Company has agreements with a number of multiple system operators that require carriage of the analog, digital and high-definition signals of the Company-owned television stations before and after the transition (including multiple streams of digital programming).

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

        The Company's wholly owned program services are not currently subject to the program access rules. The Company's flexibility to negotiate the most favorable terms available for carriage of these services and its ability to offer cable operators exclusive programming could be adversely affected if it were to become subject to the program access rules. Because of NAI's interest in both the Company and Viacom Inc., Viacom Inc.'s businesses could be attributable to the Company for purposes of the FCC's program access rules. (See Item 1A. "Risk Factors—The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes").

        Digital Radio.    For a number of years, the FCC has been developing rules that would permit existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters, including multicasting opportunities. The FCC has authorized AM and FM radio stations to broadcast digital signals using excess spectrum within the same allotted bandwidth used for analog transmissions. As of February 1, 2010, 105 of the Company's radio stations had commenced digital broadcasts. The FCC recently increased the maximum allowable power for digital broadcasts, which will improve the robustness and geographic coverage of digital transmissions.

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

        Out-of-court settlements between the major U.S. tobacco companies, the U.S. government, and all 50 states include a ban on the outdoor advertising of tobacco products. State and local governments continue to initiate proposals designed to limit outdoor advertising of alcohol. Other products, services and types of displays may be targeted in the future. Legislation regulating alcohol-related advertising due to content-related restrictions could cause a reduction in Outdoor's direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

INTELLECTUAL PROPERTY

        The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company's practice to protect its products, including its television, radio and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CNET®, CBS Radio®, Showtime®, The Movie Channel®, Flix®, CBS Outdoor®, CBS Films®, CBS Outernet®, CBS Audience Network™, BNET®, CHOW™, TV.com™, Last.fm®, Spelling Television®, CSI:®, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS College Sports Network®,CBS Interactive™ and all the call letters for the Company's television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

        At December 31, 2009, the Company employed approximately 25,580 people including full-time and part-time salaried employees.

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

Item 1A.    Risk Factors.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        This document, including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," and the documents incorporated by reference into this Annual Report on Form 10-K, contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth below. Additional risks, uncertainties and other factors may be described in the Company's news releases and other filings made under the securities laws. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

The Company's Success Is Dependent Upon Audience Acceptance of Its Content, Particularly Its Television and Radio Programs and Motion Pictures, Which Is Difficult to Predict

        Television, radio and motion picture content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program or motion picture, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a television or radio program or motion picture also depends upon the quality and acceptance of other competing programs and motion pictures released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of new ratings technologies and measurements could have an impact on the Company's program ratings. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company's radio or television stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company's cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. The theatrical success of a motion picture, based in large part upon audience acceptance, is a significant factor in determining the revenues it is likely to generate in home entertainment sales, licensing fees and other exploitation during the various other distribution windows. Consequently, low public acceptance of the Company's content, particularly its television and radio programs and motion pictures, will have an adverse effect on the Company's results of operations.

Failure by the Company to Obtain, Create and Retain the Rights in Popular Programming Could Adversely Affect the Company's Revenues

        Operating results from the Company's programming (including motion pictures) businesses fluctuate primarily with the acceptance of such programming by the public, which is difficult to predict. The Company's revenue from its television, radio and motion picture business is therefore partially dependent on the Company's continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company's revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network's most widely viewed broadcasts, including certain NCAA championships, golf's Masters Tournament and PGA Championship, and NFL games, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs, such as sports events from third parties. CBS Films competes for compelling source material for and the talent necessary to produce motion pictures. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company's failure to obtain or retain rights to popular content could adversely affect the Company's revenues.

Any Decrease in Popularity of the Programming for Which the Company Has Incurred Significant Commitments Could Have an Adverse Effect on Its Profitability

        Programming and talent commitments of the Company, estimated to aggregate approximately $10.28 billion as of December 31, 2009, primarily included $6.63 billion for sports programming rights, $2.74 billion relating to television, radio and film production and licensing and $906.3 million for talent contracts, with $706.6 million of these amounts payable in and after 2015. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to air, could lead to decreased profitability or losses for a significant period of time.

Economic Conditions May Adversely Affect the Company's Businesses and Customers

        The U.S. and other countries where the Company operates have experienced slowdowns and volatilities in their economies. This downturn could lead to lower consumer and business spending for the Company's products and services, particularly if customers, including advertisers, subscribers, licensees, retailers, theater operators and other consumers of the Company's content offerings and services, reduce demands for the Company's products and services. In addition, in unfavorable economic environments, the Company's customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations. The Company is unable to predict the duration and severity of weakened economic conditions and such conditions and resultant effects could adversely impact the Company's businesses, operating results, and financial condition.

Volatility and Weakness in Capital Markets May Adversely Affect Credit Availability and Related Financing Costs for the Company

        Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, the Company's ability to refinance, and the related cost of refinancing, some or all of its debt could be adversely affected. Although the Company can currently access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for the Company. In addition, the Company's access to and cost of borrowing can be affected by the Company's short- and long-term debt ratings assigned by ratings agencies. These factors, including the tightening of credit markets, or a decrease in the Company's debt ratings, could adversely affect the Company's ability to obtain cost-effective financing.

The Company's Operating Results Are Subject to Seasonal Variations and Other Factors

        The Company's business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people's viewing, reading, attendance and listening habits. Typically, the Company's revenue from advertising increases in the fourth quarter, Simon & Schuster generates a substantial portion of its revenues in the fourth quarter, and CBS Films' revenue from motion pictures is dependent on the timing, mix, number and availability of its pictures and will generally experience increases in the summer around holidays and in the fourth quarter. In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

The Company's Businesses Operate in Highly Competitive Industries

        The Company competes with other media companies for high quality content and attractive outdoor advertising space to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various cable, DBS and other platforms. The Company's ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular television, syndicated programming and radio programming, motion pictures and books, as well as well-placed outdoor advertising faces. In addition, the consolidation of advertising agencies, distributors and television service providers has made competition for audiences, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of on-line sales have resulted in increased competition for limited physical shelf space for the Company's publications and for the attention of consumers on-line. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; motion picture studios; the Internet; terrestrial and satellite radio and portable digital audio players; outdoor advertisers; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. In book publishing, price competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. This competition could result in lower ratings and advertising and subscription and other revenues or increased promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on its business, financial condition or results of operations.

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive

        Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly as are the digital distribution models for books. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company's businesses. Examples of the foregoing include video-on-demand, satellite radio, new video and electronic book formats, user-generated content sites, the convergence of television broadcasts and online delivery of programming to televisions, Internet and mobile distribution of video content, streaming and downloading from the Internet and digital outdoor displays. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies that enable users to fast-forward or skip advertisements, such as DVRs and portable digital devices and systems that enable users to store programming, may cause changes in consumer behavior that could affect the attractiveness of the Company's offerings to advertisers and could therefore adversely affect its revenues. Also, the growing uses of new, user-generated content sites, including those emanating from other countries in various languages, may adversely impact the Company's businesses. In addition, further increases in the use of digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect the Company's radio and television broadcasting advertising and subscription revenues. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. In publishing, the growing eBook market threatens to impose pressure on the price consumers are willing to pay for new releases, disproportionate to any cost savings presented by the new technologies. Generally, changing consumer behavior may impact the Company's traditional distribution methods, for example, by reducing viewership of its programming (including motion pictures), the demand for DVD product and/or the desire to see motion pictures in theaters, which could have an adverse impact on the Company's revenues and profitability. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect the Company's ability to continue to grow and increase its revenue.

Increased Programming and Content Costs May Adversely Affect the Company's Profits

        The Company produces and acquires programming (including motion pictures) and content and incurs costs for all types of creative talent, including actors, authors, writers and producers as well as marketing and distribution. An increase in any of these costs may lead to decreased profitability.

Piracy of the Company's Programming and Other Content, Including Digital and Internet Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

        Piracy of programming (including motion pictures) is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of such programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of the Company's content. The proliferation of unauthorized copies and piracy of these products has an adverse effect on the Company's businesses and profitability because these products reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability.

Changes in U.S. Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business

        The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's licenses could have a material adverse effect on the Company's revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company's ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company's advertising revenues. The FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect the Company's advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company's ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. There is legislation currently pending in the U.S. Congress which could remove over-the-air broadcasters' existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations. This proposal could have an adverse impact on the cost of music programming for the Company. In addition, changes in international laws may have an adverse impact on the Company's international businesses. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

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

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company's Results of Operations

        The CBS Television Network provides its affiliates with up to 98 hours of programming per week. In return, the CBS Television Network's affiliated stations broadcast network-inserted commercials during that programming. Loss of network affiliation agreements of the CBS Television Network could adversely affect the Company's results of operations by reducing the reach of the Company's programming and therefore its attractiveness to advertisers, and renewal on less favorable terms may also adversely affect the Company's results of operations. The non-renewal or termination of retransmission agreements with cable, DBS and other distributors or continued distribution on less favorable terms, could also adversely affect the Company's ability to distribute its network programming to a nationwide audience and affect the Company's ability to sell advertising, which could have a material adverse effect on the Company's results of operations. Showtime Networks and the CBS College Sports Network are also dependent upon the maintenance of affiliation agreements with cable, DBS and other distributors, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks' and CBS College Sports Network's program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. In addition, consolidation among cable and DBS distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company's ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all.

The Failure or Destruction of Satellites and Transmitter Facilities that the Company Depends Upon to Distribute Its Programming Could Materially Adversely Affect the Company's Businesses and Results of Operations

        The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters including extreme weather that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, the Company may not be able to secure alternate distribution facilities in a timely manner. Failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations. In addition, each of the Company's television and radio stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

        The Company will test goodwill and indefinite-lived intangible assets, including FCC licenses, for impairment during the fourth quarter of each year and between annual tests if events or circumstances require an interim impairment assessment. A downward revision in the estimated fair value of a reporting unit or intangible assets, including FCC licenses, could result in a non-cash impairment charge. Also, any significant shortfall, now or in the future, in the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of such assets. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on the Company's reported net earnings.

Dividends and Dividend Rates Cannot Be Guaranteed

        The overall weakened economy and turmoil in the credit and capital markets may cause companies to recalibrate their business plans with a renewed focus on liquidity and maintenance of a strong balance sheet. The Company's Board of Directors assesses relevant factors when considering the declaration of a dividend on the Company's common stock. The Company cannot guarantee that it will continue to declare dividends, including at the same or similar rates.

The Loss of Key Personnel, Including Talent, Could Disrupt the Management or Operations of the Company's Business and Adversely Affect Its Revenues

        The Company's business depends upon the continued efforts, abilities and expertise of its chief executive officer and other key employees and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace, and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company's ability to execute its business strategy. Additionally, the Company employs or independently contracts with several entertainment personalities and authors with significant loyal audiences. Entertainment personalities are sometimes significantly responsible for the ranking of a television or radio station and, therefore, the ability of the station to sell advertising, and an author's popularity can be significantly responsible for the success of a particular book. CBS Films produces motion pictures with highly regarded directors, actors and other talent who are important to achieving audience endorsement of its motion pictures. There can be no assurance that these entertainment personalities, authors and talent will remain with or be drawn to the Company or will retain their current audiences or readership. If the Company fails to retain or attract these entertainment personalities, authors and talent or they lose their current audiences or readership, the Company's revenues could be adversely affected.

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

The Company Could Be Adversely Affected by Strikes and Other Union Activity

        The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television, radio and motion picture businesses by causing delays in the production of the Company's television or radio programming, motion pictures or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. Depending on their duration, strikes or work stoppages could have an adverse effect on the Company's revenues and operating income.

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

Sales of Additional Shares of Common Stock by NAI Could Adversely Affect the Stock Price

        NAI, through its beneficial ownership of the Company's Class A Common Stock, has voting control of the Company. In connection with meeting requirements under NAI's credit facilities, in October 2009, NAI sold approximately $343 million of the Company's non-voting Class B Common Stock; and, in October 2008, NAI sold approximately $119 million of the Company's non-voting Class B Common Stock. There can be no assurance that NAI at some future time will not sell additional shares of the Company's stock, which could adversely affect the Company's share price.

        Also as part of a restructuring of NAI's credit facilities, in May 2009, NAI advised the Company that NAI had pledged substantially all of its assets, including the shares of the Company's voting Class A Common Stock and non-voting Class B Common Stock that NAI owns, to secure those obligations. If NAI defaults on its obligations and the creditors foreclose on the collateral, the creditors or anyone to whom the creditors transfer such shares could convert those shares of voting Class A Common Stock into shares of non-voting Class B Common Stock and sell such shares, which could adversely affect the Company's share price. Additionally, if the creditors foreclose on the pledged shares of voting Class A Common Stock, NAI will no longer own those shares and will therefore no longer have voting control of the Company.

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

Risks Related to the Separation

The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes

        So long as the Company and Viacom Inc. are under common control, each company's businesses, as well as the businesses of any other commonly controlled company, will be attributable to the other company for purposes of certain rules and regulations of the FCC and certain rules regarding political campaign contributions in the U.S., among others potentially. The businesses of one company will continue to be attributable to the other company for certain FCC purposes even after the two companies cease to be commonly controlled, if the two companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of Viacom Inc. may have the effect of limiting and affecting the activities, strategic business alternatives and business terms available to the Company.

The Separation Agreement Prohibits the Company from Engaging in Certain Types of Businesses

        Under the terms of the Separation Agreement entered into between the Company and Viacom Inc. in connection with the Separation, the Company may not make acquisitions, enter into agreements or accept or agree to any condition that purports to bind Viacom Inc. or subjects Viacom Inc. to restrictions it is not otherwise subject to by legal order without Viacom Inc.'s consent. These restrictions could limit and affect the activities, strategic business alternatives and business terms available to the Company.

In Connection with the Separation, Each Company Will Rely on the Other Company's Performance Under Various Agreements Between the Companies

        In connection with the Separation, the Company and Viacom Inc. entered into various agreements, including the Separation Agreement, a tax matters agreement dated December 30, 2005, which is filed as an exhibit to this report, effective as of the Separation (the "Tax Matters Agreement") and certain related party arrangements pursuant to which the Company and Viacom Inc. will provide services and products to each other from and after the Separation. The Separation Agreement sets forth the allocation of assets, liabilities, rights and obligations of the Company and Viacom Inc. following the Separation, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the Tax Matters Agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations are assumed by, each of the Company and New Viacom. Each company will rely on the other to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by the Company or Viacom Inc. under these agreements are legal or contractual liabilities of the other company. If Viacom Inc. were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, the Company could suffer operational difficulties or significant losses.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

        The management and directors of the Company may own both CBS Corp. common stock and Viacom Inc. common stock, and both the Company and Viacom Inc. are controlled by NAI. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company's Board of Directors and executive chairman of Viacom Inc.'s board of directors. Ms. Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and Viacom Inc. Mr. David R. Andelman is a director of NAI and serves as a director of the Company. Mr. Frederic V. Salerno is a director of Viacom Inc. and serves as a director of the Company. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when the Company's and Viacom Inc.'s management, directors and controlling stockholder face decisions that could have different implications for the Company and Viacom Inc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Viacom Inc. regarding the terms of the agreements governing the Separation and the relationship between the Company and Viacom Inc. thereafter. These agreements include, among others, the Separation Agreement, the Tax Matters Agreement and any commercial agreements between the parties or their affiliates. On occasion, the Company and Viacom Inc. may compete with each other in various commercial enterprises. Potential conflicts of interest could also arise if the Company and Viacom Inc. enter into any commercial arrangements with each other in the future. Each of Mr. Redstone and Ms. Redstone may also face conflicts of interest with regard to the allocation of his or her time between the Company and Viacom Inc. CBS Corp.'s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and Viacom Inc. CBS Corp.'s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of Viacom Inc. acquires knowledge of a potential corporate opportunity for both the Company and Viacom Inc., such director, officer or controlling stockholder may present such opportunity to the Company or Viacom Inc. or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.'s certificate of incorporation provides that the Company renounces any interest in any such opportunity presented to Viacom Inc. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, 831,000 square feet of which is office space. The Company occupies approximately 276,000 square feet of the office space and leases the balance to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. Showtime Networks occupies approximately 230,000 square feet at 1633 Broadway, New York, New York under a lease which expires May 31, 2010. Showtime Networks has entered into a lease for approximately 200,000 square feet of this space, which lease commences on June 1, 2010 and runs to 2026. Simon & Schuster leases approximately 290,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2019. As part of the CNET acquisition, the Company acquired a lease for approximately 400,000 square feet of space at 28 East 28th Street (also known as 63 Madison Avenue), New York, New York, approximately 56,000 square feet of which is occupied by CBS Interactive and the Company subleases the balance to third parties. This lease expires in 2019. Also as part of the CNET acquisition, the Company acquired CNET's headquarters lease for approximately 280,000 square feet of space at 235 2nd Street, San Francisco, California. This lease runs through 2016. The Company and its subsidiaries also own and lease office, studio and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising properties throughout the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3.    Legal Proceedings.

        Securities and Derivative Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, the defendants filed a motion to dismiss this action, which is pending. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

        On October 2, 2009, a shareholder derivative complaint, Hatcher v. Moonves, et al., was filed in the United States District Court for the Southern District of New York naming the Company, as a nominal defendant, members of its board of directors and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to timely write down the value of certain of the Company's assets and relates to the same or similar allegations in the Omaha Funds case. The complaint seeks, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained and the institution of certain reforms to the Company's internal control functions. On December 11, 2009, another shareholder derivative complaint, Iron Workers v. Redstone, et al., was filed in the United States District Court for the Southern District of New York naming the same defendants as the Hatcher action, and making similar claims and demands. On December 28, 2009, the Hatcher and Iron Workers actions were consolidated and, on February 16, 2010, the plaintiffs filed a consolidated amended complaint in the United States District Court for the Southern District of New York. The Company intends to ask the court to dismiss the consolidated complaint on various grounds.

        On December 22, 2009, another shareholder derivative complaint, Gray v. Redstone, et al., was filed in the Supreme Court, New York County, naming the same defendants as the Hatcher and Iron Workers actions, and making similar claims and demands. The Company intends to ask the court to dismiss the complaint on various grounds.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of

December 31, 2009, the Company had pending approximately 62,360 asbestos claims, as compared with approximately 68,520 as of December 31, 2008 and 72,120 as of December 31, 2007. During 2009, the Company received approximately 4,200 new claims and closed or moved to an inactive docket approximately 10,370 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2009 and 2008 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.8 million and $15.0 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of claims against the Company are non-cancer claims. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of February 20, 2010.

Name	Age	Title
Sumner M. Redstone	86	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	60	President and Chief Executive Officer and Director
Anthony G. Ambrosio	49	Executive Vice President, Human Resources and Administration
Louis J. Briskman	61	Executive Vice President and General Counsel
Martin D. Franks	59	Executive Vice President, Planning, Policy and Government Affairs
Joseph R. Ianniello	42	Executive Vice President and Chief Financial Officer
Richard M. Jones	44	Senior Vice President and General Tax Counsel
Gil Schwartz	58	Executive Vice President and Chief Communications Officer
Angeline C. Straka	64	Senior Vice President, Deputy General Counsel and Secretary

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

        Mr. Ianniello has been Executive Vice President and Chief Financial Officer since August 2009. Prior to that, Mr. Ianniello served as Deputy Chief Financial Officer of the Company since November 2008, as Senior Vice President, Chief Development Officer and Treasurer of the Company since September 2007, as Senior Vice President, Finance and Treasurer of the Company since the Separation, as Senior Vice President and Treasurer of Former Viacom since July 2005, as Vice President, Corporate Development of Former Viacom from 2000 to 2005.

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

        The following table sets forth, for the calendar periods indicated, the per share range of high and low sales prices for CBS Corporation's Class A and Class B Common Stock, as reported on the NYSE.

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2009
1st quarter	$9.16	$3.06	$9.19	$3.06
2nd quarter	$9.14	$3.75	$9.15	$3.65
3rd quarter	$13.17	$5.69	$13.16	$5.65
4th quarter	$14.58	$11.29	$14.56	$11.29

2008
1st quarter	$27.00	$21.08	$27.18	$21.00
2nd quarter	$24.99	$19.31	$25.00	$19.10
3rd quarter	$19.40	$14.15	$19.40	$14.02
4th quarter	$14.59	$4.37	$14.61	$4.36

        On February 23, 2010, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock, payable on April 1, 2010. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2009 and 2008, for a total of $135.8 million and $725.9 million, respectively. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.

        During 2009, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

        As of February 15, 2010, there were approximately 2,260 record holders of CBS Corp. Class A Common Stock and approximately 33,484 record holders of CBS Corp. Class B Common Stock.

        Information required by this item is also contained in the CBS Corp. Proxy Statement for the Company's 2010 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information," which information is incorporated herein by reference.

Performance Graph

        The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index ("S&P 500") and a Peer Group of companies identified below.

        The performance graph assumes $100 invested on December 31, 2004 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2009.

Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2009

December 31,	2004	2005	2006	2007	2008	2009

CBS Corp. Class A Common Stock	$100.00	$89.07	$111.71	$98.77	$32.99	$58.05
CBS Corp. Class B Common Stock	$100.00	$90.32	$115.63	$104.28	$33.99	$60.09
S&P 500	$100.00	$104.91	$121.47	$128.15	$80.73	$102.10
Peer Group (a)	$100.00	$88.75	$117.09	$104.06	$51.93	$72.96

(a)
The Peer Group consists of the following companies: The Walt Disney Company, News Corporation, Time Warner Inc., Cumulus Media, Inc. and Clear Channel Outdoor Holdings, Inc. Cox Radio Inc., which was previously included in the peer group, has been excluded as it was no longer publicly traded at December 31, 2009.

Item 6.    Selected Financial Data.

CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,
	2009(a)		2008(a)(b)	2007		2006(c)		2005(a)(c)(d)

Revenues		$13,014.6	$13,950.4		$14,072.9		$14,320.2		$14,113.0
Operating income (loss)		$1,011.4	$(12,158.7)		$2,621.8		$2,606.4		$(6,869.5)
Net earnings (loss) from continuing operations		$226.5	$(11,673.4)		$1,230.8		$1,382.9		$(8,360.6)
Net earnings from discontinued operations		$—	$—		$16.2		$277.6		$1,271.5
Net earnings (loss)		$226.5	$(11,673.4)		$1,247.0		$1,660.5		$(7,089.1)
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.34	$(17.43)		$1.72		$1.81		$(10.59)
Net earnings from discontinued operations		$—	$—		$.02		$.36		$1.61
Net earnings (loss)		$.34	$(17.43)		$1.75		$2.17		$(8.98)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.33	$(17.43)		$1.70		$1.79		$(10.59)
Net earnings from discontinued operations		$—	$—		$.02		$.36		$1.61
Net earnings (loss)		$.33	$(17.43)		$1.73		$2.15		$(8.98)
Dividends per common share	$	..20	$1.06	$	..94	$	..74	$	..56
At Year End:
Total assets:
Continuing operations		$26,869.7	$26,975.6		$40,322.5		$43,225.6		$42,006.4
Discontinued operations		92.3	105.3		107.7		283.2		1,023.2
Total assets		$26,962.0	$27,080.9		$40,430.2		$43,508.8		$43,029.6
Total debt:
Continuing operations		$6,996.9	$6,996.1		$7,087.7		$7,042.3		$7,900.3
Discontinued operations		20.5	33.5		43.0		83.0		153.2
Total debt		$7,017.4	$7,029.6		$7,130.7		$7,125.3		$8,053.5
Total Stockholders' Equity		$9,019.4	$8,597.3		$21,472.4		$23,522.5		$21,737.0

(a)
In 2009, CBS Corporation (the "Company" or "CBS Corp.") recorded non-cash impairment charges of $210.0 million ($131.2 million, net of tax), or $.19 per diluted share, to reduce the carrying value of FCC licenses in certain radio markets and to reduce the carrying value of the allocated goodwill in connection with the sale of certain radio stations. In 2008, the Company recorded non-cash impairment charges of $14.18 billion ($12.73 billion, net of tax), or $19.00 per diluted share, principally to reduce the carrying value of goodwill and intangible assets. In 2005, non-cash impairment charges of $9.48 billion ($9.46 billion, net of tax), or $11.98 per diluted share, were recorded to reduce the carrying value of goodwill.

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

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)

        Management's discussion and analysis of the results of operations and financial condition of CBS Corporation (together with its consolidated subsidiaries, unless the context otherwise requires, the "Company" or "CBS Corp.") should be read in conjunction with the consolidated financial statements and related notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. Please see Item 1A. "Risk Factors" in Part I of this report for the Cautionary Statement Concerning Forward-Looking Statements.

Overview

        For 2009, CBS Corp. reported revenues of $13.01 billion, down 7% from $13.95 billion in 2008 primarily driven by lower local advertising revenues, including lower political advertising. Advertising sales during 2009 continued to be impacted by softness in the worldwide advertising marketplace resulting from the economic recession; however, advertising comparisons improved during the latter part of the year. For the year, advertising revenues decreased 12% while fourth quarter was down only 1%. Revenues for 2009 also benefited from increased domestic syndication availabilities over 2008 and growth in affiliate and subscription fees, reflecting subscriber growth, rate increases, and higher retransmission revenues.

        The Company reported operating income of $1.01 billion for 2009 versus an operating loss of $12.16 billion for 2008 and net earnings of $226.5 million, or $.33 per diluted share, for 2009 versus a net loss of $11.67 billion, or a loss of $17.43 per diluted share, for 2008. Results included pre-tax non-cash impairment charges of $210.0 million ($131.2 million, net of tax), or $.19 per diluted share, in 2009 and $14.18 billion ($12.73 billion, net of tax), or $19.00 per diluted share, in 2008 to reduce the carrying value of goodwill and intangible assets. Operating income and net earnings for 2009 compared to 2008 also reflect lower revenues, as discussed above, and higher investment in content, partially offset by lower employee-related costs and other expenses resulting from cost-savings initiatives, and lower restructuring charges.

        The Company generated cash flow from operating activities of $939.4 million for 2009 versus $2.15 billion for 2008 principally reflecting lower revenues, higher investment in content and a $150.0 million reduction to amounts outstanding under the revolving accounts receivable securitization program, partially offset by the impact of cost-savings initiatives and lower cash taxes. Capital expenditures of $261.6 million for 2009 decreased $212.5 million from $474.1 million for 2008.

        For 2009, free cash flow was $827.8 million versus $1.67 billion for 2008. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by operating activities before increases and decreases to the accounts receivable securitization program and operating cash flow from discontinued operations, and less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on pages II–13 and II-14 for a reconciliation of net cash flow provided by operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        In the fourth quarter of 2009, the Company realigned its management structure to more effectively pursue its long-term strategy of investing in content businesses and capitalizing on its strong local presence. As a result, the Company realigned its operating segments. Prior period results have been reclassified to conform to this presentation.

CBS Corp. operates in the following segments:

ENTERTAINMENT: The Entertainment segment consists of CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive. Entertainment revenues are generated primarily from advertising sales, content licensing and distribution, and affiliate and subscription fees. Entertainment contributed 54%, 49% and 47% to consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

CABLE NETWORKS: The Cable Networks segment consists of Showtime Networks and CBS College Sports Network. Cable Networks revenues are generated primarily from affiliate fees, and content licensing and distribution. Cable Networks contributed 10%, 9% and 8% to consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

PUBLISHING: The Publishing segment consists of Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Free Press. Publishing contributed 6% to consolidated revenues for each of the years ended December 31, 2009, 2008 and 2007.

LOCAL BROADCASTING: The Local Broadcasting segment consists of CBS Television Stations and CBS Radio, with revenues generated primarily from advertising sales. Local Broadcasting contributed 18%, 21% and 24% to consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

OUTDOOR: The Outdoor segment, principally through CBS Outdoor, displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and in retail stores with revenues generated primarily from advertising sales. Outdoor contributed 13% to consolidated revenues for the year ended December 31, 2009 and 16% for each of the years ended December 31, 2008 and 2007.

Consolidated Results of Operations—2009 vs. 2008 and 2008 vs. 2007

Revenues

        The following tables present the Company's consolidated revenues by type for each of the years ended December 31, 2009, 2008 and 2007.

Revenues by Type Year Ended December 31,	2009	2008	Increase/(Decrease) 2009 vs. 2008		2007	Increase/(Decrease) 2008 vs. 2007

Advertising	$8,171.4	$9,239.9	$(1,068.5)	(12)%	$10,060.9	$(821.0)	(8)%
Content licensing and distribution	3,120.4	3,157.6	(37.2)	(1)	2,568.5	589.1	23
Affiliate and subscription fees	1,462.3	1,289.4	172.9	13	1,194.0	95.4	8
Other	260.5	263.5	(3.0)	(1)	249.5	14.0	6

Total Revenues	$13,014.6	$13,950.4	$(935.8)	(7)%	$14,072.9	$(122.5)	(1)%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31,
Percentage of Revenues by Type	2009	2008	2007

Advertising	63%	66%	72%
Content licensing and distribution	24	23	18
Affiliate and subscription fees	11	9	8
Other	2	2	2

Total	100%	100%	100%

        Advertising sales decreased 12% to $8.17 billion in 2009 from $9.24 billion in 2008 principally reflecting softness in the advertising marketplace resulting from the weak economic environment, the unfavorable impact of foreign exchange rate changes and lower political advertising sales, partially offset by the impact of the acquisition of CNET Networks, Inc. ("CNET") in June 2008. For 2009, national television advertising sales decreased 2% and local advertising sales decreased 20%. Advertising trends during 2009 showed improvement each quarter. For 2009, as compared to the same prior-year period, national television advertising sales increased 8% in the fourth quarter and 1% in the third quarter, and declined 6% and 9% in the second and first quarters, respectively; local advertising revenues decreased 8% for the fourth quarter, 20% for the third quarter and 26% for each of the second and first quarters of 2009. In 2010, the Company's advertising revenues will benefit from the telecast of Super Bowl XLIV on the CBS Television Network and higher expected political advertising sales from mid-term political elections. Advertising revenues are affected by the health of the economy and accordingly, the Company's advertising sales growth during 2010 will vary based on the extent of the economic recovery. In 2008, advertising sales decreased 8% to $9.24 billion from $10.06 billion in 2007 reflecting weakness in the television and radio advertising markets, the absence of the 2007 telecast of Super Bowl XLI on the CBS Television Network, lower primetime ratings for the 2007/2008 broadcast season, partly as a result of the Writers Guild of America ("WGA") strike, and the impact of television and radio station divestitures. These decreases were partially offset by the acquisition of CNET and higher political advertising sales due to the 2008 presidential election.

        Content licensing and distribution revenues are principally comprised of fees from the licensing of internally produced programming to television and digital mediums as well as from retail merchandising, including home entertainment; fees from the distribution of third party programming; and revenues from the publishing and distribution of consumer books. Content licensing and distribution revenues decreased 1% to $3.12 billion in 2009 from $3.16 billion in 2008 principally reflecting 7% lower publishing revenues due to the soft retail market and the unfavorable impact of foreign exchange rate changes, and 16% lower home entertainment revenues. Syndication revenues increased in 2009 reflecting five major domestic syndication availabilities, Medium, Criminal Minds, Ghost Whisperer, Everybody Hates Chris and Numb3rs and higher international syndication sales, partially offset by the 2008 domestic syndication sale of CSI: NY and the initial impact of a new international syndication arrangement for the CSI: franchise in 2008. Content licensing and distribution revenues increased 23% to $3.16 billion in 2008 from $2.57 billion in 2007 primarily reflecting higher syndication revenues due to the domestic syndication sale of CSI: NY, the impact of a new international syndication arrangement for the CSI: franchise and 16% higher home entertainment revenues, reflecting the mix of available DVD releases. These increases were partially offset by 3% lower publishing revenues.

        Affiliate and subscription fees are principally comprised of affiliate fees received from cable television operators, direct broadcast satellite ("DBS") operators, telephone companies ("Telcos") and other distributors of cable program services; retransmission revenues from the carriage of the CBS Television

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Network and CBS Television Stations; subscriber fees for online content; and fees received from television stations affiliated with the CBS Television Network. Affiliate and subscription fees increased 13% to $1.46 billion in 2009 from $1.29 billion in 2008 and increased 8% to $1.29 billion in 2008 from $1.19 billion in 2007 principally reflecting growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network, higher retransmission revenues and the impact of the acquisition of CNET in June 2008.

        Other revenues, which include ancillary fees for Entertainment, Cable Networks, Local Broadcasting and Outdoor operations, decreased 1% to $260.5 million in 2009 from $263.5 million in 2008 primarily reflecting the absence of 2008 revenues associated with certain of the Company's former agreements with Westwood One, Inc., which were concluded during the first quarter of 2008, partially offset by the impact of the acquisition of CNET in June 2008. For 2008, other revenues increased 6% to $263.5 million from $249.5 million in 2007 primarily reflecting the impact of the acquisition of CNET partially offset by lower revenues associated with certain of the Company's former agreements with Westwood One, Inc.

International Revenues

        The Company generated approximately 14% of its total revenues from international regions in 2009, 16% in 2008 and 12% in 2007. International revenues for 2008 reflected the initial impact of a new international syndication arrangement for the CSI: franchise.

Year Ended December 31,	2009	% of International	2008	% of International	2007	% of International

United Kingdom	$430.8	23%	$584.3	26%	$534.9	31%
Other Europe	715.4	38	903.5	40	610.4	35
Canada	309.8	17	350.6	16	302.2	18
All other	404.6	22	407.7	18	275.2	16

Total International Revenues	$1,860.6	100%	$2,246.1	100%	$1,722.7	100%

Operating Expenses

        For 2009, operating expenses of $8.70 billion increased 1% from $8.65 billion in 2008 principally reflecting the acquisition of CNET in June 2008 and higher television programming costs partially offset by lower employee-related and other operating costs resulting from cost-savings initiatives, and the impact of foreign exchange rate changes. For 2008, operating expenses of $8.65 billion increased 4% from $8.33 billion in 2007 principally reflecting higher television production costs, the acquisition of CNET and increased outdoor operations expenses partially offset by lower television programming costs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The table below presents the Company's consolidated operating expenses by type for each of the years ended December 31, 2009, 2008 and 2007.

Operating Expenses by Type Year Ended December 31,	2009	2008	Increase/(Decrease) 2009 vs. 2008		2007	Increase/(Decrease) 2008 vs. 2007

Programming	$3,336.2	$3,291.3	$44.9	1%	$3,394.9	$(103.6)	(3)%
Production	2,579.9	2,570.3	9.6	—	2,331.9	238.4	10
Outdoor operations	1,170.3	1,274.2	(103.9)	(8)	1,177.4	96.8	8
Publishing operations	565.3	566.5	(1.2)	—	590.1	(23.6)	(4)
Other	1,048.0	948.4	99.6	11	835.0	113.4	14

Total Operating Expenses	$8,699.7	$8,650.7	$49.0	1%	$8,329.3	$321.4	4%

        Programming expenses represented 38% of total operating expenses in 2009 and 2008, and 41% in 2007, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations. Programming expenses increased 1% to $3.34 billion in 2009 from $3.29 billion in 2008 reflecting higher television series costs, principally from the impact of the WGA strike which reduced programming costs for the 2007/2008 broadcast season, partially offset by lower costs from more internally produced series airing on the CBS Television Network for the 2009/2010 broadcast season. Programming expenses decreased 3% to $3.29 billion in 2008 from $3.39 billion in 2007 principally reflecting lower sports programming costs from the absence of the 2007 telecast of Super Bowl XLI on the CBS Television Network and lower costs in 2008 due to the impact of the WGA strike, partially offset by higher cable programming costs.

        Production expenses represented 30% of total operating expenses in 2009 and 2008, and 28% in 2007, and reflect the costs of internally developed television and theatrical film content, including direct production costs, residuals and participation expenses, and production overhead, as well as television and radio costs, including on-air talent and other production costs. Production expenses increased $9.6 million to $2.58 billion in 2009 from $2.57 billion in 2008 reflecting higher costs associated with higher syndication sales and costs for new television series partially offset by the initial impact of a new international syndication arrangement for the CSI: franchise in 2008, and lower radio talent costs. Production expenses increased 10% to $2.57 billion in 2008 from $2.33 billion in 2007 primarily reflecting higher costs associated with higher syndication sales, principally for the CSI: series, partially offset by lower costs due to the impact of the WGA strike, which resulted in fewer episodes and pilots produced in 2008, and the cancellation of certain television series.

        Outdoor operations expenses represented 13% of total operating expenses in 2009, 15% in 2008 and 14% in 2007, and reflect transit, billboard lease, maintenance, posting and rotation expenses. Outdoor operations expenses decreased 8% to $1.17 billion in 2009 from $1.27 billion in 2008 primarily due to the impact of foreign exchange rate changes, lower employee-related costs resulting from restructuring and cost-savings initiatives, and lower billboard lease costs in Europe. Outdoor operations expenses increased 8% to $1.27 billion in 2008 from $1.18 billion in 2007 primarily due to contractual increases in billboard lease and transit costs and the impact of acquisitions.

        Publishing operations expenses, which represented 6% of total operating expenses for 2009 and 7% for each of 2008 and 2007, reflect the cost of book sales, royalties and other costs incurred with respect to publishing operations. Publishing operations expenses decreased $1.2 million to $565.3 million in 2009 from $566.5 million in 2008 principally reflecting lower production expenses driven by the decrease in revenues, and lower freight and delivery costs, partially offset by higher royalty expenses. Publishing

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

operations expenses decreased 4% to $566.5 million in 2008 from $590.1 million in 2007 reflecting lower royalty and production expenses driven by the decrease in revenues, which was largely due to lower sales of the best-selling title The Secret by Rhonda Byrne.

        Other operating expenses, which represented 12% of total operating expenses in 2009, 11% in 2008 and 10% in 2007, primarily include distribution expenses incurred with respect to television product, costs associated with digital media, and compensation costs. Other operating expenses increased 11% to $1.05 billion in 2009 from $948.4 million in 2008 primarily reflecting increased costs associated with digital media, including the impact of the acquisition of CNET in June 2008, partially offset by lower employee-related costs due to restructuring and cost-savings initiatives. Other operating expenses increased 14% to $948.4 million in 2008 from $835.0 million in 2007 due to increased costs associated with digital media, including the impact of the acquisition of CNET, and higher television distribution costs.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, represented 19% of revenues for each of the years 2009, 2008 and 2007. SG&A expenses decreased $120.3 million, or 5%, to $2.49 billion in 2009 from $2.61 billion in 2008, primarily due to lower employee-related costs resulting from restructuring and cost-savings initiatives implemented across the Company's segments, lower selling expenses driven by the revenue decline, lower advertising expenses, the favorable impact from the termination of a real estate lease arrangement and gains on the sale and exchange of certain long-lived assets. These decreases were partially offset by increased pension costs and the impact of the acquisition of CNET. In 2009, pension and postretirement benefits expenses increased $91.0 million from 2008 due to pension plan asset performance in 2008.

        For 2008, SG&A expenses decreased $57.4 million, or 2%, to $2.61 billion from $2.67 billion in 2007, primarily reflecting lower costs resulting from cost-savings initiatives, the settlement of an international receivable claim, lower postretirement benefits expenses, and lower expenses due to the divestitures of television and radio stations, partially offset by the impact of acquisitions and higher stock-based compensation expense. In 2008, pension and postretirement benefits expenses decreased $15.2 million from 2007 due to higher actuarial gains related to postretirement plans.

Restructuring Charges

        During the year ended December 31, 2009, in a continued effort to reduce its cost structure, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs associated with the elimination of positions and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of December 31, 2009, the Company paid $115.2 million of the severance costs and $4.5 million of the contract termination and other associated costs. The Company expects to substantially utilize these reserves by the end of 2010.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The following tables set forth the 2009 and 2008 activity for the restructuring charges by segment.

	Balance at December 31, 2008	2009 Charges	2009 Adjustments	2009 Payments	Balance at December 31, 2009

Entertainment	$17.3	$—	$(.6)	$(14.5)	$2.2
Cable Networks	1.5	.1	—	(1.5)	.1
Publishing	3.9	3.8	—	(5.3)	2.4
Local Broadcasting	58.7	4.7	(2.4)	(32.4)	28.6
Outdoor	7.8	18.9	(1.7)	(18.8)	6.2
Corporate	1.5	—	—	(1.2)	.3

Total	$90.7	$27.5	$(4.7)	$(73.7)	$39.8

	2008 Charges	2008 Payments	Balance at December 31, 2008

Entertainment	$22.9	$(5.6)	$17.3
Cable Networks	2.9	(1.4)	1.5
Publishing	4.2	(.3)	3.9
Local Broadcasting	92.0	(33.3)	58.7
Outdoor	13.2	(5.4)	7.8
Corporate	1.5	—	1.5

Total	$136.7	$(46.0)	$90.7

Impairment Charges

        The Company performs an annual fair value-based impairment test of goodwill and intangible assets with indefinite lives, primarily comprised of FCC licenses, during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its book value.

        Based on the 2009 annual impairment test, the estimated fair value of each of the Company's reporting units is greater than its carrying value. The estimated fair value of each reporting unit is computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method is based on the Company's estimated long-range growth rates for the projection period plus the residual value of the business at the end of the projection period. The residual value is estimated based on a perpetual nominal growth rate between 2.0% and 3.5%. The present value of the future cash flows during the projection period and the estimated residual value is discounted using the average of the weighted average cost of capital of comparable entities. These discount rates range from 8.5% to 11%. The individual carrying values of certain reporting units are within 10% of their respective estimated fair values, primarily reflecting the 2008 impairment charge which reduced goodwill to the then current estimated fair value. The aggregate carrying value of goodwill at these reporting units was $5.01 billion at December 31, 2009.

        As a result of the Company's annual impairment test of FCC licenses, the Company recorded a pre-tax non-cash impairment charge of $178.3 million at the Local Broadcasting segment to reduce the carrying value of FCC licenses in certain radio markets. This impairment resulted from reductions in

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

projections for advertising revenues due to a weakened radio advertising marketplace. FCC licenses are tested for impairment at the geographic market level by comparing the fair value of the intangible asset by market with its book value. The estimated fair value of FCC licenses is computed using the Greenfield Discounted Cash Flow Method ("Greenfield Method"), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. In order to estimate the revenues of a start-up operation, the total market advertising revenue trend in the subject market is estimated based on recent industry projections.

        Also in 2009, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of FCC licenses by $20.7 million and the allocated goodwill by $11.0 million.

        During the third quarter of 2008, the Company performed an interim impairment test as a result of its assessment of factors, including the continuation of adverse market conditions, which affected the Company's market value and trading multiples for entities within the Company's industry, as well as the continued economic slowdown which adversely affected the Company's advertising revenues, primarily at the Company's local businesses. As a result of this interim impairment test, the Company recorded a non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Entertainment segment of $3.80 billion, the Local Broadcasting segment of $4.34 billion and the Outdoor segment of $2.85 billion as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Local Broadcasting segment of $3.12 billion and franchise agreements at the Outdoor segment of $8.2 million.

        Also in 2008, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $62.0 million to reduce the carrying value of FCC licenses by $30.4 million and the allocated goodwill by $31.6 million.

Depreciation and Amortization

        Depreciation and amortization increased $50.7 million, or 10%, to $582.3 million for 2009 from $531.6 million for 2008 and increased $75.9 million, or 17%, to $531.6 million for 2008 from $455.7 million in 2007, in both cases principally reflecting higher depreciation and amortization associated with fixed assets and intangible assets acquired in June 2008 in connection with CNET and higher depreciation resulting from capital expenditures at Outdoor.

Interest Expense

        For 2009, interest expense decreased $4.6 million to $542.0 million from $546.6 million in 2008. For 2008, interest expense decreased $24.3 million to $546.6 million from $570.9 million in 2007 principally due to lower interest rates. The Company had $7.00 billion of principal amounts of debt outstanding (including current maturities) at both December 31, 2009 and December 31, 2008, at a weighted average interest rate of 7.2% and 7.1%, respectively.

Interest Income

        Interest income decreased $36.2 million to $6.0 million for 2009 from $42.2 million for 2008 and decreased $73.9 million to $42.2 million for 2008 from $116.1 million for 2007, in both cases reflecting lower interest rates and lower average cash balances.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Gain (Loss) on Early Extinguishment of Debt

        For 2009, the loss on early extinguishment of debt of $29.8 million reflected a pre-tax loss associated with the repurchase of $978.3 million of the Company's 7.70% senior notes due 2010.

        For 2008, the gain on early extinguishment of debt of $8.4 million reflected the pre-tax gain recognized upon the repurchase of $191.8 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

        For 2009, "Other items, net" reflected a net loss of $2.6 million principally consisting of foreign exchange gains of $11.1 million, $6.7 million of losses associated with securitizing accounts receivables and a non-cash charge of $7.7 million associated with other-than-temporary declines in the market value of the Company's investments.

        For 2008, "Other items, net" of $79.6 million principally consisted of foreign exchange gains of $32.3 million, $15.4 million of losses associated with securitizing accounts receivables, a gain of $129.8 million on the sale of the Company's investment in Sundance Channel, a non-cash charge of $71.1 million associated with other-than-temporary declines in the market value of the Company's investments and a gain of $3.7 million relating to radio station divestitures.

        For 2007, "Other items, net" reflected a net loss of $34.0 million principally consisting of foreign exchange gains of $8.0 million, $32.0 million of losses associated with securitizing accounts receivables, a non-cash charge of $24.8 million associated with an other-than-temporary decline in the market value of one of the Company's investments, a net gain of $10.0 million on television and radio station divestitures and gains of $3.9 million on the sale of investments.

(Provision) Benefit for Income Taxes

        The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. The Company reported an income tax provision of $182.8 million in 2009 versus an income tax benefit of $919.3 million in 2008 and an income tax provision of $821.5 million in 2007, reflecting an effective income tax rate of 41.3% in 2009, 7.3% in 2008 and 38.5% in 2007.

        Included in the income tax rate were benefits of $78.8 million in 2009 and $1.45 billion in 2008 associated with the non-cash impairment charges to reduce the carrying value of goodwill and intangible assets. The tax rate also included tax benefits of $47.0 million in 2009, $39.6 million in 2008 and $8.0 million in 2007, from the net impact of tax audit settlements, provisions of $54.7 million in 2008 and $68.5 million in 2007, relating to gains on divestitures, and reductions of deferred tax assets associated with stock-based compensation of $42.6 million in 2009 and $7.2 million in 2008. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

        For 2010, the Company's annual effective tax rate is expected to be approximately 40%.

Equity in Loss of Investee Companies, Net of Tax

        Equity in loss of investee companies, net of tax, was $33.7 million for 2009, $17.6 million for 2008 and $80.7 million for 2007 reflecting the Company's share of the operating results of its equity investments. The net loss in 2007 also reflected non-cash charges of $62.9 million associated with other-than-temporary declines in the market value of the Company's equity investments.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings from Discontinued Operations

        For the year ended December 31, 2007, net earnings from discontinued operations of $16.2 million principally reflected adjustments to the gain on the 2006 sale of Paramount Parks.

Net Earnings (Loss)

        For 2009, the Company reported net earnings of $226.5 million versus a net loss of $11.67 billion in 2008 and net earnings of $1.25 billion in 2007. Comparability of net earnings in 2009 and 2008 was impacted by several large discrete items, including non-cash impairment charges of $210.0 million ($131.2 million, net of tax) in 2009 and $14.18 billion ($12.73 billion, net of tax) in 2008, a gain on the sale of the Company's investment in Sundance Channel of $129.8 million ($79.9 million, net of tax) in 2008 and the net impact of tax audit settlements and reductions of deferred tax assets associated with stock-based compensation of $4.4 million in 2009 and $32.4 million in 2008.

Reconciliation of Non-GAAP Financial Information

        Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company's net cash flow provided by operating activities before increases and decreases to the accounts receivable securitization program and operating cash flow from discontinued operations, and less capital expenditures. The Company's net cash flow provided by operating activities is the most directly comparable GAAP financial measure.

        The Company's calculation of free cash flow does not include increases and decreases to the accounts receivable securitization program because the Company does not consider the cash flow from this program to be indicative of the cash generated by the underlying operating performance of the Company. Accordingly, the Company considers its decision to increase or decrease its accounts receivable securitization program a financing decision. Also, the Company's calculation of free cash flow includes capital expenditures since investment in capital expenditures is a use of cash that is directly related to the Company's operations.

        Management believes free cash flow provides investors with an important perspective on the cash available to the Company to service debt, make strategic acquisitions and investments, maintain its capital assets, satisfy its tax obligations and fund ongoing operations and working capital needs. As a result, free cash flow is a significant measure of the Company's ability to generate long-term value. It is useful for investors to know whether this ability is being enhanced or degraded as a result of the Company's operating performance. The Company believes the presentation of free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from the Company's underlying operations in a manner similar to the method used by management. Free cash flow is one of several components of incentive compensation targets for certain management personnel. In addition, free cash flow is also a primary measure used externally by the Company's investors, analysts and peers in its industry for purposes of valuation and comparing the operating performance of the Company to other companies in its industry.

        As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by operating activities as a measure of liquidity or net earnings (loss) as a measure of operating performance. Free cash flow, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, and does not necessarily represent funds available for discretionary use and is not necessarily a measure of the Company's ability to fund its cash needs. When comparing free cash flow to net cash flow provided by operating activities, the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions which are not reflected in free cash flow.

        The following table presents a reconciliation of the Company's net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Year Ended December 31,	2009	2008	2007

Net cash flow provided by operating activities	$939.4	$2,146.5	$2,185.2
Capital expenditures	(261.6)	(474.1)	(469.1)
Exclude: Decrease to accounts receivable securitization program	150.0	—	—
Exclude: Operating cash flow from discontinued operations	—	—	(4.8)

Free Cash Flow	$827.8	$1,672.4	$1,711.3

Segment Results of Operations—For the Years Ended December 31, 2009, 2008 and 2007

        In the fourth quarter of 2009, the Company realigned its management structure to more effectively pursue its long-term strategy of investing in content businesses and capitalizing on its strong local presence. As a result, the Company realigned its operating segments. Prior period results have been reclassified to conform to this presentation.

        The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges"), operating income (loss), depreciation and amortization and impairment charges by segment, for each of the years ended December 31, 2009, 2008 and 2007. The Company presents Segment OIBDA before Impairment Charges as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the Company's consolidated Net earnings (loss) is presented in Note 15 (Reportable Segments) to the consolidated financial statements.

Year Ended December 31,	2009	2008	2007

Revenues:
Entertainment	$6,976.7	$6,878.8	$6,566.3
Cable Networks	1,347.2	1,264.5	1,161.8
Publishing	793.5	857.7	886.1
Local Broadcasting	2,359.7	2,950.4	3,445.5
Outdoor	1,722.6	2,170.6	2,187.3
Eliminations	(185.1)	(171.6)	(174.1)

Total Revenues	$13,014.6	$13,950.4	$14,072.9

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2009	2008	2007

Segment OIBDA before Impairment Charges:
Entertainment	$875.9	$1,022.8	$1,050.6
Cable Networks	461.0	389.5	326.3
Publishing	50.2	88.2	97.2
Local Broadcasting	512.9	820.0	1,235.2
Outdoor	168.7	467.4	620.9
Corporate	(147.1)	(157.1)	(159.0)
Residual costs	(115.7)	(79.2)	(96.5)
Eliminations	(2.2)	2.7	2.8

OIBDA before Impairment Charges	1,803.7	2,554.3	3,077.5
Impairment charges	(210.0)	(14,181.4)	—
Depreciation and amortization	(582.3)	(531.6)	(455.7)

Total Operating Income (Loss)	$1,011.4	$(12,158.7)	$2,621.8

Operating Income (Loss):
Entertainment	$699.9	$(2,914.1)	$959.0
Cable Networks	437.4	364.3	300.5
Publishing	42.5	78.7	88.1
Local Broadcasting	212.4	(6,809.1)	1,134.5
Outdoor	(96.9)	(2,631.7)	404.9
Corporate	(166.0)	(170.3)	(171.5)
Residual costs	(115.7)	(79.2)	(96.5)
Eliminations	(2.2)	2.7	2.8

Total Operating Income (Loss)	$1,011.4	$(12,158.7)	$2,621.8

Depreciation and Amortization:
Entertainment	$176.0	$140.1	$91.6
Cable Networks	23.6	25.2	25.8
Publishing	7.7	9.5	9.1
Local Broadcasting	90.5	99.7	100.7
Outdoor	265.6	243.9	216.0
Corporate	18.9	13.2	12.5

Total Depreciation and Amortization	$582.3	$531.6	$455.7

Impairment Charges:
Entertainment	$—	$3,796.8	$—
Local Broadcasting	210.0	7,529.4	—
Outdoor	—	2,855.2	—

Total Impairment Charges	$210.0	$14,181.4	$—

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations—2009 vs. 2008 and 2008 vs. 2007

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

        (Contributed 54%, 49% and 47% to consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.)

Year Ended December 31,	2009	2008	2007

Revenues	$6,976.7	$6,878.8	$6,566.3

OIBDA before impairment charges	$875.9	$1,022.8	$1,050.6
Impairment charges	—	(3,796.8)	—
Depreciation and amortization	(176.0)	(140.1)	(91.6)

Operating income (loss)	$699.9	$(2,914.1)	$959.0

OIBDA before impairment charges as a % of revenues	13%	15%	16%
Operating income as a % of revenues	10%	NM	15%
Restructuring charges	$(.6)	$22.9	$—
Capital expenditures	$72.4	$125.8	$129.2

NM—Not meaningful

2009 vs. 2008

        For 2009, Entertainment revenues increased 1% to $6.98 billion from $6.88 billion in 2008 primarily reflecting higher content licensing and distribution revenues and the impact of the acquisition of CNET in June 2008 partially offset by lower advertising sales. Revenues from content licensing and distribution increased 1% primarily due to higher domestic syndication sales in 2009, which included the first cycle sales of Medium, Criminal Minds, Ghost Whisperer, Everybody Hates Chris and Numb3rs, compared to 2008, which included the domestic syndication sale of CSI: NY, and higher international syndication sales. These increases were partially offset by the initial impact of a new international syndication arrangement for the CSI: franchise in 2008 and lower home entertainment sales, as higher sales of certain titles in 2009 including Gossip Girl and NCIS were more than offset by prior year sales of Charmed and other library titles. Advertising sales decreased slightly reflecting 2% lower national television advertising sales as a result of softness in the advertising marketplace during the first half of 2009, partially offset by the impact of the acquisition of CNET. CBS Interactive revenues increased 30% to $550.3 million in 2009 from $421.7 million in 2008, as CBS Interactive results for the first half of 2008 did not include $188.8 million of 2008 revenues generated from CNET, which was acquired in June 2008. CBS Interactive revenues also reflected lower display advertising due to the soft advertising marketplace resulting from the weak economic environment.

        For 2009, Entertainment reported operating income of $699.9 million compared to an operating loss of $2.91 billion in 2008, which included non-cash impairment charges of $3.80 billion to reduce the carrying value of goodwill. Entertainment OIBDA before impairment charges decreased 14% to $875.9 million in 2009 from $1.02 billion in 2008 primarily due to lower advertising sales, higher investment in programming, including the impact of the WGA strike which reduced programming costs for the 2007/2008 broadcast season, partially offset by higher profits from syndication sales and the absence of $22.9 million of restructuring charges incurred in 2008. Restructuring charges in 2008 reflected severance costs associated

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

with the elimination of positions and 2009 reflected the reversal of $.6 million due to changes in estimates of previously established restructuring accruals. Entertainment results included stock-based compensation expense of $44.2 million for 2009 and $47.4 million for 2008.

        Capital expenditures decreased $53.4 million to $72.4 million in 2009 from $125.8 million in 2008 primarily due to 2008 spending for broadcast facilities and high-definition television upgrades.

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuations in operating results. Unrecognized revenues attributable to such license agreements were $387.0 million and $600.1 million at December 31, 2009 and 2008, respectively.

2008 vs. 2007

        For 2008, Entertainment revenues increased 5% to $6.88 billion from $6.57 billion in 2007 primarily reflecting higher revenues from content licensing and distribution and the impact of the acquisition of CNET partially offset by lower advertising sales. Content licensing and distribution revenues increased 34% principally reflecting higher domestic and international sales of the CSI: series, including the impact of a new international syndication arrangement for the CSI: franchise in 2008. Advertising sales decreased 8% reflecting the absence of the 2007 telecast of Super Bowl XLI on the CBS Television Network and lower primetime ratings during the 2007/2008 broadcast season, partly as a result of the WGA strike which was settled in February 2008, partially offset by the impact of the acquisition of CNET. CBS Interactive revenues increased $255.6 million to $421.7 million in 2008 from $166.1 million in 2007, reflecting the impact of the acquisition of CNET in June 2008 and higher advertising sales.

        For 2008, Entertainment reported an operating loss of $2.91 billion, which included non-cash impairment charges of $3.80 billion principally to reduce the carrying value of goodwill, compared with operating income of $959.0 million for 2007. Entertainment OIBDA before impairment charges decreased 3% to $1.02 billion in 2008 from $1.05 billion in 2007 primarily due to restructuring charges of $22.9 million incurred in 2008. Results also reflect lower advertising sales primarily offset by higher profits from syndication sales, principally from the CSI: series, lower sports programming costs associated with the absence of the 2007 telecast of Super Bowl XLI, lower television series costs reflecting the impact of the WGA strike and the impact of the acquisition of CNET. Entertainment results included stock-based compensation expense of $47.4 million for 2008 and $33.0 million for 2007.

Acquisition

        During June 2008, the Company completed the acquisition of CNET for $1.8 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks and CBS College Sports Network)

        (Contributed 10%, 9% and 8% to consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.)

Year Ended December 31,	2009	2008	2007

Revenues	$1,347.2	$1,264.5	$1,161.8

OIBDA	$461.0	$389.5	$326.3
Depreciation and amortization	(23.6)	(25.2)	(25.8)

Operating income	$437.4	$364.3	$300.5

OIBDA as a % of revenues	34%	31%	28%
Operating income as a % of revenues	32%	29%	26%
Restructuring charges	$.1	$2.9	$—
Capital expenditures	$7.7	$10.8	$15.5

2009 vs. 2008

        For 2009, Cable Networks revenues increased 7% to $1.35 billion from $1.26 billion in 2008 primarily due to 7% higher affiliate fees reflecting growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network. At December 31, 2009, Showtime Networks, including Showtime, The Movie Channel and Flix, in the aggregate, had 61.3 million subscriptions, up by 2.6 million, or 4%, from December 31, 2008, reflecting increased DBS and Telco subscriptions partially offset by a decline in cable subscriptions. At December 31, 2009, CBS College Sports Network subscriptions of 34.8 million were up by 9.5 million, or 38%, from December 31, 2008, reflecting increased carriage across all platforms.

        For 2009, Cable Networks operating income increased 20% to $437.4 million from $364.3 million for 2008 and OIBDA increased 18% to $461.0 million from $389.5 million for the same prior-year period primarily reflecting higher affiliate fees, partially offset by higher affiliate marketing and advertising costs for new Showtime original series. Cable Networks results included stock-based compensation expense of $6.3 million for 2009 and $8.6 million for 2008.

2008 vs. 2007

        For 2008, Cable Networks revenues increased 9% to $1.26 billion from $1.16 billion in 2007 reflecting higher affiliate fees and higher international syndication and home entertainment revenues for Showtime original series. Affiliate fees increased 6% in 2008 primarily due to growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network. At December 31, 2008, Showtime Networks, in the aggregate, had 58.7 million subscriptions, up by 3.9 million, or 7%, from December 31, 2007, reflecting increased cable and Telco subscriptions. CBS College Sports Network subscriptions of 25.3 million at December 31, 2008 were up by 3.9 million, or 18%, from December 31, 2007, reflecting growth in cable subscriptions.

        For 2008, Cable Networks operating income increased 21% to $364.3 million from $300.5 million in 2007 and OIBDA increased 19% to $389.5 million from $326.3 million for 2007, primarily due to higher affiliate fees, partially offset by higher theatrical programming costs and restructuring charges of $2.9 million incurred in 2008. The restructuring charges in 2008 reflected severance costs associated with

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the elimination of positions. Cable Networks results included stock-based compensation expense of $8.6 million for 2008 and $6.6 million for 2007.

Publishing (Simon & Schuster)

        (Contributed 6% to consolidated revenues for each of the years ended December 31, 2009, 2008 and 2007.)

Year Ended December 31,	2009	2008	2007

Revenues	$793.5	$857.7	$886.1

OIBDA	$50.2	$88.2	$97.2
Depreciation and amortization	(7.7)	(9.5)	(9.1)

Operating income	$42.5	$78.7	$88.1

OIBDA as a % of revenues	6%	10%	11%
Operating income as a % of revenues	5%	9%	10%
Restructuring charges	$3.8	$4.2	$—
Capital expenditures	$5.3	$9.5	$12.0

2009 vs. 2008

        For 2009, Publishing revenues decreased 7% to $793.5 million from $857.7 million in 2008, principally reflecting a soft retail market and the unfavorable impact of foreign exchange rate changes partially offset by growth of $16.1 million in digital sales of Publishing content. In constant dollars, Publishing revenues decreased 6% from 2008. Best-selling titles in 2009 included Arguing with Idiots by Glenn Beck and Kevin Balfe and Under the Dome by Stephen King.

        For 2009, Publishing operating income decreased 46% to $42.5 million from $78.7 million in 2008 and OIBDA decreased 43% to $50.2 million from $88.2 million in 2008 primarily driven by the revenue decline and higher royalty expenses, partially offset by lower production and delivery costs resulting from the revenue decrease, and lower selling, advertising and employee-related costs due to restructuring and cost-savings initiatives. Restructuring charges of $3.8 million in 2009 reflected severance costs associated with the elimination of positions. Publishing results included stock-based compensation expense of $3.5 million for 2009 and $4.2 million for 2008.

2008 vs. 2007

        For 2008, Publishing revenues decreased 3% to $857.7 million from $886.1 million for 2007, principally reflecting lower book sales due to difficult comparisons with 2007, which included the release of the best-seller The Secret by Rhonda Byrne. Best-selling titles in 2008 included YOU: Being Beautiful by Michael F. Roizen and Mehmet C. Oz, The Purpose of Christmas by Rick Warren, Duma Key by Stephen King and The War Within by Bob Woodward.

        For 2008, Publishing operating income decreased 11% to $78.7 million from $88.1 million in 2007 and OIBDA decreased 9% to $88.2 million from $97.2 million in 2007. These decreases reflected the revenue decline, restructuring charges of $4.2 million incurred during 2008 and higher bad debt expense, partially offset by lower royalty expenses and production costs, resulting from the revenue decline and the mix of titles, and a decline in employee-related expenses. The restructuring charges in 2008 principally consisted

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

of severance costs associated with the elimination of positions. Publishing results included stock-based compensation expense of $4.2 million for 2008 and $3.5 million for 2007.

Local Broadcasting (CBS Television Stations and CBS Radio)

        (Contributed 18%, 21% and 24% to consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.)

Year Ended December 31,	2009	2008	2007

Revenues	$2,359.7	$2,950.4	$3,445.5

OIBDA before impairment charges	$512.9	$820.0	$1,235.2
Impairment charges	(210.0)	(7,529.4)	—
Depreciation and amortization	(90.5)	(99.7)	(100.7)

Operating income (loss)	$212.4	$(6,809.1)	$1,134.5

OIBDA before impairment charges as a % of revenues	22%	28%	36%
Operating income as a % of revenues	9%	NM	33%
Restructuring charges	$2.3	$92.0	$—
Capital expenditures	$70.4	$109.6	$112.5

  NM—Not meaningful

2009 vs. 2008

        For 2009, Local Broadcasting revenues decreased 20% to $2.36 billion from $2.95 billion for 2008 primarily reflecting lower advertising sales from the impact of the economic recession and lower political advertising sales. Revenues for CBS Television Stations decreased 20% to $1.14 billion for 2009 from $1.41 billion for 2008, reflecting lower non-political advertising during the first three quarters of 2009 and lower political advertising sales for the year due to the 2008 presidential election, partially offset by higher non-political advertising sales in the fourth quarter of 2009. CBS Radio revenues decreased 21% to $1.22 billion for 2009 from $1.54 billion for 2008 and revenues from the ten largest radio markets decreased 17%, reflecting softness in the advertising marketplace resulting from the weak economic environment, lower political advertising sales and the impact of station divestitures.

        For 2009, Local Broadcasting reported operating income of $212.4 million versus an operating loss of $6.81 billion for 2008. Included in 2009 operating income were non-cash impairment charges of $210.0 million to reduce the carrying value of FCC licenses in certain radio markets and to reduce the carrying value of the allocated goodwill in connection with the sale of certain radio stations. Included in the 2008 operating loss were non-cash impairment charges of $7.53 billion principally to reduce the carrying value of goodwill and intangible assets. Local Broadcasting OIBDA before impairment charges decreased 37% to $512.9 million for 2009 from $820.0 million for 2008 primarily due to the decrease in revenues partially offset by $89.7 million lower restructuring charges in 2009, lower talent, employee-related, marketing and promotion costs resulting from restructuring and cost-savings initiatives, and lower selling expenses driven by the revenue decline. Local Broadcasting results for 2009 also benefited from gains of $40.3 million from the sale and exchange of certain long-lived assets. Restructuring charges of $2.3 million in 2009 reflected $4.7 million of contract termination costs related to exiting a broadcasting equipment lease upon completion of the digital conversion, partially offset by the reversal of $2.4 million

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

as a result of changes in estimates of previously established restructuring accruals. Local Broadcasting results included stock-based compensation expense of $20.7 million for 2009 and $27.0 million for 2008.

        Capital expenditures decreased $39.2 million, or 36%, to $70.4 million for 2009 from $109.6 million for 2008 principally reflecting 2008 spending associated with the relocation of local broadcasting facilities and high-definition television upgrades.

2008 vs. 2007

        For 2008, Local Broadcasting revenues decreased 14% to $2.95 billion from $3.45 billion in 2007 primarily due to lower advertising sales. Revenues for CBS Television Stations decreased 17% to $1.41 billion for 2008 from $1.70 billion for 2007, reflecting the declining advertising marketplace and the absence of the 2007 telecast of Super Bowl XLI on CBS, partially offset by higher political advertising sales. CBS Radio revenues decreased 12% to $1.54 billion for 2008 from $1.75 billion for 2007, reflecting the declining advertising marketplace and the impact of radio station divestitures. The station divestitures negatively impacted the CBS Radio revenue comparison by 1% in 2008.

        For 2008, Local Broadcasting reported an operating loss of $6.81 billion, which included non-cash impairment charges of $7.53 billion principally to reduce the carrying value of goodwill and intangible assets, versus operating income of $1.13 billion for 2007. Local Broadcasting OIBDA before impairment charges decreased 34% to $820.0 million for 2008 from $1.24 billion for 2007 primarily due to lower advertising sales, restructuring charges of $92.0 million incurred during 2008, and the impact of radio station divestitures. These decreases were partially offset by lower talent, employee-related, marketing and promotion costs resulting from restructuring and cost-savings initiatives implemented during 2008, as well as lower sports programming costs. The restructuring charges in 2008 principally reflected severance costs associated with the elimination of positions, contract termination and other associated costs. Local Broadcasting results included stock-based compensation expense of $27.0 million for 2008 and $25.9 million for 2007.

Dispositions

        On September 30, 2009, the Company completed the sale of four of its owned radio stations in Portland, Oregon to Alpha Broadcasting for $40.0 million. In connection with the sale, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of intangible assets and the allocated goodwill.

        On April 1, 2009, the Company completed a transaction with Clear Channel Communications, Inc. for the swap of five of its mid-size market stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston, a top 10 radio market. On March 6, 2009, the Company completed the sale of three of its owned radio stations in Denver to Wilks Broadcasting for $19.5 million. During 2008, in connection with these two transactions, the Company recorded a pre-tax non-cash impairment charge of $62.0 million to reduce the carrying value of intangible assets and the allocated goodwill.

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

        During 2007, the Company completed the sales of 34 of its owned radio stations in nine of its smaller markets for $543.4 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

        (Contributed 13% to consolidated revenues for the year ended December 31, 2009 and 16% for each of the years ended December 31, 2008 and 2007.)

Year Ended December 31,	2009	2008	2007

Revenues	$1,722.6	$2,170.6	$2,187.3

OIBDA before impairment charges	$168.7	$467.4	$620.9
Impairment charges	—	(2,855.2)	—
Depreciation and amortization	(265.6)	(243.9)	(216.0)

Operating income (loss)	$(96.9)	$(2,631.7)	$404.9

OIBDA before impairment charges as a % of revenues	10%	22%	28%
Operating income as a % of revenues	NM	NM	19%
Restructuring charges	$17.2	$13.2	$—
Capital expenditures	$91.0	$195.7	$186.4

  NM—Not meaningful

2009 vs. 2008

        For 2009, Outdoor revenues decreased 21% to $1.72 billion from $2.17 billion for 2008, due to lower advertising sales resulting from a weak advertising marketplace worldwide and the unfavorable impact of foreign exchange rate changes. Revenues for the Americas (comprised of North America and South America) decreased 16% primarily due to revenue declines of 16% in the U.S. billboards business, 17% in the U.S. displays business and the impact of foreign exchange rate changes. In constant dollars, revenues for the Americas decreased 15% from 2008. Revenues for Europe and Asia decreased 27% driven by lower advertising sales due to a weak advertising marketplace and the unfavorable impact of foreign exchange rate changes. In constant dollars, revenues for Europe and Asia decreased 20% from 2008. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $97 million for 2009. Approximately 47% and 50% of Outdoor revenues were generated from regions outside the U.S. for 2009 and 2008, respectively.

        For 2009, Outdoor reported an operating loss of $96.9 million versus an operating loss of $2.63 billion for 2008, which included a non-cash impairment charge of $2.86 billion to reduce the carrying value of goodwill and intangible assets. Outdoor OIBDA before impairment charges decreased $298.7 million, or 64%, to $168.7 million for 2009 from $467.4 million for 2008 principally driven by the decline in advertising sales partially offset by lower employee-related costs resulting from restructuring and cost-savings initiatives. In addition, Outdoor's franchise and lease costs are generally fixed in nature and, due to the difficult advertising marketplace worldwide, certain transit contracts, including the London Underground contract which also has reduced revenues due to project delays, are operating at their minimum guarantee levels, therefore adversely impacting OIBDA and operating income margins. The restructuring charges of $17.2 million for 2009 primarily reflected severance costs associated with the elimination of positions in Europe and contract termination and other associated costs partially offset by a reversal of $1.7 million due to changes in estimates of previously established restructuring accruals. Outdoor results included stock-based compensation expense of $5.6 million for 2009 versus $7.3 million for 2008.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Capital expenditures decreased $104.7 million to $91.0 million in 2009 from $195.7 million in 2008 primarily reflecting decreased spending for transit contracts in the United Kingdom.

2008 vs. 2007

        For 2008, Outdoor revenues decreased 1% to $2.17 billion from $2.19 billion for 2007, reflecting a decline in the Americas partially offset by growth in Europe and Asia. Revenues for the Americas decreased 2% from 2007 primarily due to lower revenues in the U.S. billboards business and the impact of the non-renewal of contracts partially offset by the acquisition of International Outdoor Advertising Group ("IOA") in April 2008 and the inclusion of the results of CBS Outernet since its acquisition in October 2007. The non-renewal of two major municipal contracts in Toronto and San Francisco negatively impacted the revenue comparison in the Americas by 1% for the year. The acquisition of IOA favorably impacted the Americas revenue comparison by 2% for the year. Revenues for Europe and Asia increased 1% from 2007 principally due to revenue growth in the China and France markets. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $3 million for 2008. Approximately 50% and 48% of Outdoor revenues were generated from regions outside the U.S. for 2008 and 2007, respectively.

        For 2008, Outdoor reported an operating loss of $2.63 billion, which included a non-cash impairment charge of $2.86 billion to reduce the carrying value of goodwill and intangible assets, compared with operating income of $404.9 million for 2007. Outdoor OIBDA before impairment charges decreased 25% to $467.4 million for 2008 from $620.9 million for 2007 principally driven by lower revenues, higher transit and billboard lease costs, the impact of the non-renewal of contracts and restructuring charges of $13.2 million incurred during 2008. The restructuring charges at Outdoor for 2008 reflected severance costs associated with the elimination of positions in the U.S., Europe and Mexico. Outdoor results included stock-based compensation expense of $7.3 million for 2008 versus $5.3 million for 2007.

Acquisitions

        On April 23, 2008, the Company acquired IOA, the leading out-of-home advertising company in South America, for $110.8 million.

        On October 5, 2007, the Company acquired SignStorey, Inc., a distributor of video programming and advertising content to retail stores, for $71.5 million. SignStorey, Inc. has been renamed CBS Outernet.

Corporate

        For 2009, corporate expenses decreased 3% to $166.0 million from $170.3 million for 2008, primarily reflecting the favorable impact from the termination of a real estate lease arrangement partially offset by higher expenses, including higher stock-based compensation, resulting from an increase in the Company's stock price. For 2008, corporate expenses decreased 1% to $170.3 million from $171.5 million for 2007. Corporate expenses included stock-based compensation expense of $55.3 million for 2009, $43.4 million for 2008 and $32.3 million for 2007.

Residual Costs

        Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For 2009, residual costs increased 46% to $115.7 million from $79.2 million for 2008, primarily reflecting an increase in pension costs due to pension plan asset performance in 2008 partially offset by a settlement of $28.0 million related to the favorable

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

resolution of certain disputes regarding a previously disposed business. For 2008, residual costs decreased 18% to $79.2 million from $96.5 million for 2007 primarily due to higher actuarial gains related to postretirement benefit plans.

Financial Position

        Current assets increased by $421.0 million to $5.64 billion at December 31, 2009 from $5.22 billion at December 31, 2008, primarily due to increases in cash and cash equivalents and accounts receivables. The increase in accounts receivables principally reflected the $150.0 million reduction to the accounts receivable securitization program. The allowance for doubtful accounts as a percentage of receivables was 4.7% at December 31, 2009 compared with 5.0% at December 31, 2008.

        Net property and equipment decreased $149.6 million to $2.86 billion at December 31, 2009 from $3.01 billion at December 31, 2008, primarily reflecting depreciation expense of $448.7 million, partially offset by capital expenditures of $261.6 million and foreign currency translation adjustments.

        Goodwill increased $19.7 million to $8.67 billion at December 31, 2009 from $8.65 billion at December 31, 2008, primarily reflecting foreign currency translation adjustments, partially offset by the disposition of certain radio stations.

        Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $350.5 million to $6.75 billion at December 31, 2009 from $7.10 billion at December 31, 2008, primarily due to the impairment of FCC licenses in certain radio markets, amortization expense of $133.6 million and the disposition of certain radio stations.

        Current liabilities decreased $54.4 million to $4.75 billion at December 31, 2009 from $4.80 billion at December 31, 2008, primarily reflecting a decrease in other current liabilities resulting from lower dividends payable due to a decrease in the quarterly cash dividend rate, and decreases in accrued expenses, accrued compensation and program rights obligations due to the timing of payments, partially offset by an increase in the current portion of long-term debt. The increase in current portion of long-term debt reflects the Company's present intention to repay its 7.70% notes due July 2010 upon maturity.

Cash Flows

        Cash and cash equivalents increased by $297.2 million for the year ended December 31, 2009 and decreased by $927.4 million and $1.73 billion for the years ended December 31, 2008 and 2007, respectively. The changes in cash and cash equivalents were as follows:

Year Ended December 31,	2009	2008	2007

Cash provided by operating activities	$939.4	$2,146.5	$2,185.2
Cash used for investing activities	(249.2)	(2,154.1)	(135.1)
Cash used for financing activities	(393.0)	(919.8)	(3,777.8)

Net increase (decrease) in cash and cash equivalents	$297.2	$(927.4)	$(1,727.7)

        Operating Activities.    In 2009, cash provided by operating activities decreased $1.21 billion to $939.4 million from $2.15 billion in 2008 principally reflecting lower advertising sales, higher investment in content, and a $150.0 million reduction to amounts outstanding under the revolving accounts receivable securitization program, partially offset by lower employee-related payments due to recent restructuring activities and lower cash taxes paid. In 2008, cash provided by operating activities decreased $38.7 million,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

to $2.15 billion from $2.19 billion in 2007 principally reflecting lower operating income, partially offset by higher cash flows from changes in operating assets and liabilities and lower cash taxes paid. The Company made discretionary contributions to pre-fund its qualified pension plans for $20.0 million in 2009, $120.0 million in 2008 and $150.0 million in 2007.

        Cash paid for income taxes was $55.8 million for 2009, $240.3 million for 2008 and $511.5 million for 2007. The decrease in cash taxes for 2009 reflects lower taxable income and the impact of refunds received during 2009 resulting from the filing of income tax returns for prior years. The decrease in cash taxes for 2008 reflects lower operating income and a higher mix of foreign earnings, which are taxed at a lower rate.

        Investing Activities.    In 2009, cash used for investing activities of $249.2 million principally reflected capital expenditures of $261.6 million, investments in investee companies of $55.6 million, principally reflecting investment in The CW, and purchases of marketable securities of $35.6 million, partially offset by proceeds from dispositions of $128.8 million, primarily from the sales of radio stations and certain long-lived assets of the Local Broadcasting segment. In 2008, cash used for investing activities of $2.15 billion principally reflected acquisitions of $2.04 billion, primarily consisting of the acquisitions of CNET, IOA and other outdoor advertising properties, capital expenditures of $474.1 million, and investments in investee companies of $40.2 million. These cash uses were partially offset by proceeds received of $170.0 million from the sale of the Company's investment in Sundance Channel and dispositions of $198.2 million, primarily from television station divestitures. In 2007, cash used for investing activities of $135.1 million principally reflected capital expenditures of $469.1 million, acquisitions of $410.0 million, primarily consisting of the acquisitions of Last.fm, CBS Outernet and other outdoor advertising properties, and investments in investee companies of $42.3 million, principally reflecting the investment in several interactive companies and The CW. These cash uses were partially offset by proceeds from dispositions of $562.2 million, primarily from radio station divestitures, and net receipts of $172.5 million from Viacom Inc. related to the separation of former Viacom Inc. into CBS Corp. and Viacom Inc. on December 31, 2005.

        Capital expenditures decreased $212.5 million, or 45%, to $261.6 million in 2009 from $474.1 million in 2008 principally reflecting higher 2008 spending for outdoor transit contracts in the United Kingdom, high-definition television upgrades, and the relocation of local broadcasting facilities. For 2010, capital expenditures are anticipated to be approximately $250 million to $300 million.

        Financing Activities.    In 2009, cash used for financing activities of $393.0 million principally reflected the repayment of senior debt of $1.01 billion and dividend payments of $297.3 million, partially offset by proceeds from the issuance of senior notes of $974.4 million. In 2008, cash used for financing activities of $919.8 million principally reflected dividend payments of $705.4 million and the repayment of senior notes of $183.2 million. In 2007, cash used for financing activities of $3.78 billion principally reflected the purchase of Company common stock for $3.35 billion, the repayment of senior notes of $660.0 million and dividend payments of $640.3 million, partially offset by proceeds from the issuance of senior notes of $678.0 million and proceeds from the exercise of stock options of $201.7 million.

Dividends

        On February 23, 2010, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock, payable on April 1, 2010. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2009, 2008 and 2007, resulting in total annual dividends of $135.8 million, $725.9 million and $667.1 million, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

Purchase of Company Stock

        During 2007, the Company repurchased, primarily through two accelerated share repurchase transactions, 106.4 million shares of CBS Corp. Common Stock for $3.40 billion, including $64.0 million of non-cash purchases related to a television station exchange. (See Note 2 to the consolidated financial statements.)

Capital Structure

At December 31,	2009	2008

Notes payable to banks	$2.0	$4.3
Senior debt (4.625%—8.875% due 2010—2056)	6,909.5	6,904.3
Other notes	.7	.2
Obligations under capital leases	105.2	120.8

Total debt (a)	7,017.4	7,029.6
Less discontinued operations debt (b)	20.5	33.5

Total debt from continuing operations	6,996.9	6,996.1
Less current portion	443.6	21.3

Total long-term debt from continuing operations, net of current portion	$6,553.3	$6,974.8

(a)
At December 31, 2009 and December 31, 2008, the senior debt balances included (i) a net unamortized premium of $2.2 million and $23.3 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $92.4 million and $88.0 million, respectively. The face value of the Company's total debt was $6.92 billion at December 31, 2009 and 2008.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        Total debt of $7.02 billion at December 31, 2009 and $7.03 billion at December 31, 2008 was 44% and 45%, respectively, as a percentage of the total capitalization of the Company.

        The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

        The Company classified all of its $416.2 million 7.70% senior notes due July 2010 in the current portion of long-term debt, reflecting its present intention to repay these notes upon maturity.

        In November 2009, prior to maturity, the Company settled $350.0 million notional amount of interest rate swaps outstanding and received $9.9 million in cash. In December 2008, prior to maturity, the Company settled $1.0 billion notional amount of interest rate swaps outstanding and received $88.4 million in cash. The increase in the carrying value of the debt attributable to the risk hedged by these interest rate swaps is being amortized as a reduction to interest expense over the term of the debt. The Company did not have any interest rate swaps outstanding at December 31, 2009 and 2008.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2009 and 2008, the following debt issuances and repurchases occurred:

Debt Issuances

  June 2, 2009, $250.0 million 8.875% senior notes due 2019
  May 13, 2009, $350.0 million 8.875% senior notes due 2019
  May 13, 2009, $400.0 million 8.200% senior notes due 2014

        Interest on the above debt instruments is paid semi-annually.

Debt Repurchases

        During 2009, the Company repurchased $978.3 million of its 7.70% senior notes due 2010, $825.5 million of which was purchased through the Company's tender offer for such notes, resulting in a pre-tax loss on early extinguishment of debt of $29.8 million.

        During 2008, the Company repurchased $191.8 million of its 7.70% senior notes due 2010 resulting in a pre-tax gain on early extinguishment of debt of $8.4 million.

        At December 31, 2009, the Company's scheduled maturities of long-term debt at face value, excluding capital leases were as follows:

	2010	2011	2012	2013	2014	2015 and Thereafter

Long-term debt	$417.4	$950.0	$840.1	$—	$498.6	$4,111.5

Credit Facility

        At December 31, 2009, the Company had a $2.0 billion revolving credit facility which expires December 2012 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The following table sets forth the Company's credit ratings as of February 25, 2010.

	Long-term	Short-term	Long-Term Outlook

Moody's Investors Service	Baa3	P-3	Stable
Standard & Poor's	BBB-	A-3	Negative
Fitch	BBB	F-2	Stable

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each fiscal quarter, subject to reductions, and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. As of December 31, 2009, the Company's Consolidated Leverage Ratio was approximately 3.6x and Consolidated Coverage Ratio was approximately 3.9x.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2009, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At December 31, 2009, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $1.837 billion.

Accounts Receivable Securitization Program

        The Company's revolving accounts receivable securitization program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivables on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program are used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of December 31, 2009, the Company was in compliance with the required ratios under the receivable securitization program. The program provides for a possible acceleration in the event of a continuing downgrade of the Company's long-term debt to a below-investment grade rating. The Company believes that it has sufficient capacity under its existing Credit Facility to refinance such program. At December 31, 2009, the Company had $400.0 million outstanding under its accounts receivable securitization program versus $550.0 million at December 31, 2008.

        During the years ended December 31, 2009 and 2008, proceeds from collections of securitized accounts receivables of $1.47 billion and $2.77 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $6.7 million and $15.4 million for years ended December 31, 2009 and 2008, respectively. Effective January 1, 2010, the Company adopted the new FASB guidance that requires the securitized accounts receivables to be reflected on the balance sheet with a corresponding increase to debt.

Liquidity and Capital Resources

        The Company continually projects anticipated cash requirements, which include operating needs, capital expenditures, dividends, principal and interest payments on its outstanding indebtedness and pension funding obligations, as well as cash flows generated from operating activities available to meet these needs. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.837 billion of remaining availability at December 31, 2009, and access to capital markets are sufficient to fund its operating needs, including commitments to purchase sports programming rights, television and film programming, talent contracts, other operating commitments and contingencies, capital and investing commitments, dividends and other financing requirements for the foreseeable future.

        The Company's funding will come primarily from cash flows from operations. Any additional net cash funding requirements are financed with short-term borrowings, including commercial paper and long-term debt. To the extent that commercial paper is not available to the Company, the existing Credit Facility provides sufficient capacity to satisfy any short-term borrowing needs.

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

Contractual Obligations

        As of December 31, 2009, the Company's significant contractual obligations, including payments due by period, were as follows:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	2015 and thereafter

Programming and talent commitments (a)	$10,275.1	$3,348.2	$4,426.5	$1,793.8	$706.6
Guaranteed minimum franchise payments (b)	$1,998.1	$388.9	$729.7	$599.9	$279.6
Purchase obligations (c)	$891.8	$281.0	$328.1	$167.1	$115.6
Operating leases (d)	$2,318.7	$334.9	$527.6	$422.2	$1,034.0
Other long-term contractual obligations (e)	$1,017.7	$—	$760.1	$179.7	$77.9
Long-term debt obligations (f)	$6,817.6	$417.4	$1,790.1	$498.6	$4,111.5
Interest commitments on long-term debt (g)	$7,228.8	$476.4	$791.7	$654.8	$5,305.9
Capital lease obligations (including interest) (h)	$133.6	$22.5	$41.5	$21.0	$48.6

(a)
Programming and talent commitments of the Company primarily include $6.63 billion for sports programming rights, $2.74 billion relating to television, radio, and film production and licensing and $906.3 million for talent contracts.

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

(d)
Consists of long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. Total future minimum payments of $2.32 billion include $937.0 million for Outdoor billboards.

(e)
Long-term contractual obligations including program liabilities, participations due to producers and residuals.

(f)
Long-term debt obligations are presented at face value, including discontinued operations debt.

(g)
Future interest based on scheduled debt maturities, excluding capital leases.

(h)
Includes capital leases for satellite transponders.

        The table above excludes future contributions to the Company's pension plans and $229.7 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and periods in which cash payments relating to these items are expected to occur. In 2010, the Company expects to contribute approximately $52 million primarily to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2010, the Company expects to contribute approximately $75 million to its other postretirement benefit plans, to satisfy the Company's portion of benefit payments due under these plans.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Off-Balance Sheet Arrangements

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2009, the outstanding letters of credit and surety bonds approximated $375.4 million and were not recorded on the Consolidated Balance Sheet.

        Prior to the separation of former Viacom Inc. into CBS Corp. and Viacom Inc. on December 31, 2005, former Viacom had entered into guarantees with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; Famous Players theater leases; certain UCI theater leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC. In connection with the separation, Viacom Inc. has agreed to indemnify the Company with respect to these guarantees. In addition, the Company and Viacom Inc. have agreed to indemnify each other with respect to certain other matters pursuant to the separation agreement between the parties.

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

Critical Accounting Policies

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

        The Company considers the following accounting policies to be the most critical as they are important to the Company's financial condition and results of operations, and require significant judgment and estimates on the part of management in its application. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

Programming and Production Costs

        Accounting for television and theatrical film production costs requires management's judgment as it relates to total estimated revenues to be earned ("Ultimate Revenues") and costs to be incurred throughout the life of each television program or theatrical film. These estimates are used to determine the amortization of capitalized production costs, expensing of participation costs, and any necessary net realizable value adjustments to capitalized production costs. For each television program or theatrical film, management bases these estimates on the performance in the initial markets, the existence of future firm commitments to sell and the past performance of similar television programs or theatrical films.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The costs incurred in acquiring television programs are capitalized when the program is accepted and available for airing and expensed over the period in which an economic benefit is expected to be derived. Management's judgment is required in determining the timing of the expensing of these costs, which is dependent on the economic benefit expected to be generated from the program.

        Ultimate revenue estimates for internally produced television programming and theatrical films, and the estimated economic benefit for acquired programming are updated regularly based on information available as the television program and theatrical film progresses through its life cycle. Overestimating ultimate revenues or a failure to adjust for a downward revision in the estimated economic benefit to be generated from acquired programming could result in the understatement of the amortization of capitalized production or programming costs, future net realizable value adjustments and estimated accruals for participation expense.

Impairment of Goodwill and Intangible Assets

        The Company tests goodwill and intangible assets with indefinite lives for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. The estimated fair value of the Company's reporting units and intangible assets with indefinite lives is computed principally based upon the present value of future cash flows. This technique includes projections which require the uses of significant estimates and assumptions such as growth rates, discount rates, future operating margins and capital expenditures. A downward revision in the present value of future cash flows for a reporting unit or intangible assets could result in an impairment and a non-cash charge would be required. Such a charge could have a material effect on the consolidated financial statements.

Reserves and Legal Matters

        Estimates of reserves and liabilities related to legal issues and discontinued businesses, including asbestos and environmental matters, require significant judgments by management. The Company continually evaluates these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. While management believes that the current reserves for matters related to predecessor operations of the Company, including environmental and asbestos, are adequate, there can be no assurance that circumstances will not change in future periods. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims.

Pensions

        Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the weighted average return of high quality bond portfolios, constructed to provide cash flows necessary to meet each of the Company's pension plans' expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2009, the unrecognized actuarial losses decreased from the prior year end, due primarily to an increase in plan asset values. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

basis point change in the discount rate would be a change of approximately $5 million in 2010 pension expense and will change the projected benefit obligation by approximately $100 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $8 million in 2010 pension expense.

Income Taxes

        The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. When recording the worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters, for which a reserve has been established, is audited and finally resolved. During 2009 and 2008, the Company recognized tax benefits of $47.0 million and $39.6 million, respectively, related to the net impact of the settlement of certain prior year tax audits. The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $229.7 million at December 31, 2009 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

Stock-based Compensation

        The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. For each award of employee stock options the fair value is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on the then current annual dividend rate. The expected stock price volatility is determined using a weighted average of historical volatility and implied volatility of publicly traded options to purchase CBS Corp. Class B Common Stock. Given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Legal Matters

        Securities and Derivative Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, the defendants filed a motion to dismiss this action, which is pending. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

        On October 2, 2009, a shareholder derivative complaint, Hatcher v. Moonves, et al., was filed in the United States District Court for the Southern District of New York naming the Company, as a nominal defendant, members of its board of directors and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to timely write down the value of certain of the Company's assets and relates to the same or similar allegations in the Omaha Funds case. The complaint seeks, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained and the institution of certain reforms to the Company's internal control functions. On December 11, 2009, another shareholder derivative complaint, Iron Workers v. Redstone, et al., was filed in the United States District Court for the Southern District of New York naming the same defendants as the Hatcher action, and making similar claims and demands. On December 28, 2009, the Hatcher and Iron Workers actions were consolidated and, on February 16, 2010, the plaintiffs filed a consolidated amended complaint in the United States District Court for the Southern District of New York. The Company intends to ask the court to dismiss the consolidated complaint on various grounds.

        On December 22, 2009, another shareholder derivative complaint, Gray v. Redstone, et al., was filed in the Supreme Court, New York County, naming the same defendants as the Hatcher and Iron Workers actions, and making similar claims and demands. The Company intends to ask the court to dismiss the complaint on various grounds.

        Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a Super Bowl half-time show by the Company's television stations (the "Super Bowl Proceeding"). In May 2006, the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with the United States Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. In July 2008, the Third Circuit vacated the FCC's order to have the Company pay the forfeiture and remanded the case to the FCC. On November 18, 2008, the FCC filed a petition for certiorari with the United States Supreme Court, seeking review of the Third Circuit's decision. The petition requested that the United States Supreme Court not act on the petition until it ruled in the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

"fleeting expletives case" mentioned below. On January 8, 2009, the Company filed its opposition to the FCC's petition for certiorari.

        In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010.

        Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2009, the Company had pending approximately 62,360 asbestos claims, as compared with approximately 68,520 as of December 31, 2008 and 72,120 as of December 31, 2007. During 2009, the Company received approximately 4,200 new claims and closed or moved to an inactive docket approximately 10,370 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Company's total costs for the years 2009 and 2008 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.8 million and $15.0 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of claims against the Company are non-cancer claims. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

  Foreign Exchange Risk

        The Company conducts business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows, generally within the next twelve months, in such currencies as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar, foreign currency forward

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

contracts are used. Additionally, the Company designates forward contracts used to hedge projected future television and film production costs as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income and reclassified to the statement of operations when the hedged item is recognized. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in "Other items, net" in the Consolidated Statements of Operations. The Company manages the use of foreign exchange derivatives centrally.

        At December 31, 2009, the notional amount of all foreign currency contracts was $97.1 million, of which $2.1 million relates to the hedging of future production costs and $95.0 million represents hedges of expected foreign currency cash flows. At December 31, 2008, the notional amount of all foreign currency contracts was $95.2 million, which represents hedges of expected foreign currency cash flows.

  Interest Rate Risk

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company had entered into fixed-to-floating rate swap agreements for a portion of this debt, which were designated as fair value hedges. In November 2009, prior to maturity, the Company settled its $350.0 million notional amount of interest rate swaps outstanding and received $9.9 million in cash. In December 2008, prior to maturity, the Company settled $1.0 billion notional amount of interest rate swaps outstanding and received $88.4 million in cash. The Company did not have any interest rate swaps outstanding at December 31, 2009 and 2008.

  Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2009 or 2008, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. See Item 1A. "Risk Factors" in Part I of this report for additional information on the Company's relationship with NAI and Viacom Inc. At December 31, 2009, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 79% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Viacom Inc.    For purposes of governing certain ongoing relationships between CBS Corp. and Viacom Inc. after the separation of former Viacom Inc. into CBS Corp. and Viacom Inc. on December 31, 2005, the Company and Viacom Inc. entered into various agreements including a separation agreement (the "Separation Agreement"), tax matters agreement and transition services agreement.

        In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.40 billion in December 2005, subject to adjustment. During 2007, Viacom Inc. paid to the Company net adjustments to the special dividend of $170 million resulting in an aggregate adjustment to the special dividend of $342 million.

        During July 2007, the Company purchased 869,145 shares of CBS Corp. Class A and Class B Common Stock from the Viacom Inc. 401(k) Plan for $29.8 million and Viacom Inc. purchased 2,823,178 shares of Viacom Inc. class A and class B common stock from the 401(k) plans sponsored by the Company for $120.0 million.

        CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $243.3 million, $448.8 million and $292.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the United States through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the United States after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $23.0 million, $93.4 million and $172.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

At December 31,	2009	2008

Amounts due from Viacom Inc.
Receivables	$152.1	$182.5
Other assets (Receivables, noncurrent)	187.2	249.8

Total amounts due from Viacom Inc.	$339.3	$432.3

Amounts due to Viacom Inc.
Accounts payable	$2.8	$6.5
Program rights	18.4	48.2
Other liabilities (Program rights, noncurrent)	3.8	26.5

Total amounts due to Viacom Inc.	$25.0	$81.2

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Entertainment segment, licenses its television products to The CW resulting in total revenues of $78.4 million, $64.9 million and $107.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

Accounting Standards Codification

        Beginning in the third quarter of 2009, the FASB established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB.

Pension and Other Postretirement Benefits

        In the fourth quarter of 2009, the Company adopted new FASB guidance requiring enhanced annual disclosures about plan assets of defined benefit pension and other postretirement plans, including the Company's investment policies and strategies, major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements of plan assets and any significant concentrations of risk in plan assets.

Subsequent Events

        In 2009, the Company adopted new FASB guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Derivative Instruments

        In the first quarter of 2009, the Company adopted new FASB guidance which requires enhanced disclosures about derivative instruments and hedging activities.

Business Combinations

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

Fair Value Measurements

        Effective January 1, 2008, the Company adopted new FASB guidance for its financial assets and liabilities which establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Effective January 1, 2009, the Company adopted this guidance for its non-financial assets and liabilities. During August 2009, the FASB issued further guidance on how to measure the fair value of a liability, effective for the third quarter of 2009. This guidance did not have a material effect on the Company's consolidated financial statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Recent Pronouncements

Revenue Arrangements with Multiple Deliverables

        In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables, effective for the Company beginning January 1, 2011. This guidance establishes a hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price used for each deliverable will be based on the Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price if neither Company-specific objective evidence nor third party evidence is available. This guidance requires the best estimate of the selling price that would be used to sell the deliverable on a stand-alone basis. The Company is currently evaluating the impact of the adoption of this guidance on the consolidated financial statements.

Variable Interest Entities

        In June 2009, the FASB issued revised guidance which changes the model for determining whether an entity should consolidate a Variable Interest Entity ("VIE"), effective for the Company beginning January 1, 2010. This new model requires an assessment of whether an entity has a controlling financial interest in a VIE and is therefore the primary beneficiary and required to consolidate the VIE. This guidance also requires an ongoing reassessment of whether an entity continues to be the primary beneficiary of a VIE. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company's consolidated financial statements.

Transfers of Financial Assets

        In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets, effective for the Company beginning January 1, 2010. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. This guidance will require the Company to reflect the effect of its securitized accounts receivables on the Consolidated Balance Sheet. The adoption of this guidance on January 1, 2010 resulted in an increase to accounts receivables of $400.0 million with a corresponding increase to debt of $400.0 million.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION
By:	/s/ LESLIE MOONVES Leslie Moonves President Chief Executive Officer
By:	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President Chief Financial Officer (Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CBS Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 25, 2010

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2009		2008	2007

Revenues		$13,014.6	$13,950.4		$14,072.9
Expenses:
Operating		8,699.7	8,650.7		8,329.3
Selling, general and administrative		2,488.4	2,608.7		2,666.1
Restructuring charges (Note 4)		22.8	136.7		—
Impairment charges (Note 3)		210.0	14,181.4		—
Depreciation and amortization		582.3	531.6		455.7

Total expenses		12,003.2	26,109.1		11,451.1

Operating income (loss)		1,011.4	(12,158.7)		2,621.8
Interest expense		(542.0)	(546.6)		(570.9)
Interest income		6.0	42.2		116.1
Gain (loss) on early extinguishment of debt		(29.8)	8.4		—
Other items, net		(2.6)	79.6		(34.0)

Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies		443.0	(12,575.1)		2,133.0
(Provision) benefit for income taxes		(182.8)	919.3		(821.5)
Equity in loss of investee companies, net of tax		(33.7)	(17.6)		(80.7)

Net earnings (loss) from continuing operations		226.5	(11,673.4)		1,230.8

Discontinued operations:
Loss from discontinued operations before income taxes		—	—		(17.0)
Benefit for income taxes		—	—		33.2

Net earnings from discontinued operations		—	—		16.2

Net earnings (loss)		$226.5	$(11,673.4)		$1,247.0

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.34	$(17.43)		$1.72
Net earnings from discontinued operations		$—	$—		$.02
Net earnings (loss)		$.34	$(17.43)		$1.75
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.33	$(17.43)		$1.70
Net earnings from discontinued operations		$—	$—		$.02
Net earnings (loss)		$.33	$(17.43)		$1.73
Weighted average number of common shares outstanding:
Basic		673.6	669.8		713.8
Diluted		682.9	669.8		721.9
Dividends per common share	$	..20	$1.06	$	..94

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$716.7	$419.5
Receivables, less allowances of $142.6 (2009) and $143.9 (2008)	2,900.2	2,749.9
Programming and other inventory (Note 5)	1,085.0	1,027.3
Deferred income tax assets, net (Note 11)	303.4	318.7
Prepaid expenses	174.5	181.1
Other current assets	455.9	511.3
Current assets of discontinued operations	1.2	8.1

Total current assets	5,636.9	5,215.9

Property and Equipment:
Land	329.3	337.1
Buildings	706.6	702.3
Capital leases	196.3	196.8
Advertising structures	2,039.8	1,885.5
Equipment and other	1,726.0	1,777.8

	4,998.0	4,899.5
Less accumulated depreciation and amortization	2,139.3	1,891.2

Net property and equipment	2,858.7	3,008.3

Programming and other inventory (Note 5)	1,464.2	1,578.1
Goodwill (Note 3)	8,667.5	8,647.8
Intangible assets (Note 3)	6,753.7	7,104.2
Other assets	1,489.9	1,429.4
Assets of discontinued operations	91.1	97.2

Total Assets	$26,962.0	$27,080.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$436.4	$462.8
Accrued expenses	681.5	791.7
Accrued compensation	320.7	370.7
Participants' share and royalties payable	955.0	962.3
Program rights	729.2	840.1
Deferred revenues	461.5	392.0
Income taxes payable	4.0	42.9
Current portion of long-term debt (Note 8)	443.6	21.3
Other current liabilities	695.4	899.8
Current liabilities of discontinued operations	19.2	17.3

Total current liabilities	4,746.5	4,800.9

Long-term debt (Note 8)	6,553.3	6,974.8
Participants' share and royalties payable	967.2	902.6
Pension and postretirement benefit obligations (Note 12)	2,117.4	2,273.7
Deferred income tax liabilities, net (Note 11)	631.9	345.1
Other liabilities	2,669.4	2,906.3
Liabilities of discontinued operations	256.9	280.2
Commitments and contingencies (Note 13)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 51.8 (2009) 57.7 (2008) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 743.4 (2009) 733.5 (2008) shares issued	.7	.7
Additional paid-in capital	43,479.2	43,495.0
Accumulated deficit	(30,371.7)	(30,598.2)
Accumulated other comprehensive loss (Note 1)	(395.5)	(606.9)

	12,712.8	12,290.7
Less treasury stock, at cost; 120.4 (2009 and 2008) Class B Shares	3,693.4	3,693.4

Total Stockholders' Equity	9,019.4	8,597.3

Total Liabilities and Stockholders' Equity	$26,962.0	$27,080.9

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007

Operating Activities:
Net earnings (loss)	$226.5	$(11,673.4)	$1,247.0
Less: Net earnings from discontinued operations	—	—	16.2

Net earnings (loss) from continuing operations	226.5	(11,673.4)	1,230.8
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	582.3	531.6	455.7
Impairment charges	210.0	14,181.4	—
Deferred tax provision (benefit)	216.4	(1,221.7)	232.3
Write-down of investments	7.7	71.1	24.8
Loss (gain) on early extinguishment of debt	29.8	(8.4)	—
Net gain on dispositions	(21.4)	(133.3)	(12.9)
Stock-based compensation	135.6	137.9	106.6
Equity in loss of investee companies, net of tax and distributions	36.0	23.4	88.4
Decrease to accounts receivable securitization program	(150.0)	—	—
Amortization of deferred financing costs	7.8	4.9	5.0
Change in operating assets and liabilities:
(Increase) decrease in receivables	(53.8)	(126.8)	282.9
(Increase) decrease in inventory and related program and participation liabilities, net	(109.7)	243.9	(75.0)
Decrease (increase) in other assets	54.3	67.5	(19.4)
Decrease in accounts payable and accrued expenses	(242.4)	(142.4)	(278.9)
(Decrease) increase in income taxes	(88.5)	55.6	44.8
Increase in deferred revenue	85.3	49.2	99.3
Other, net	13.5	86.0	(4.0)

Net cash flow provided by operating activities from continuing operations	939.4	2,146.5	2,180.4

Net cash flow provided by operating activities from discontinued operations	—	—	4.8

Net cash flow provided by operating activities	939.4	2,146.5	2,185.2

Investing Activities:
Acquisitions, net of cash acquired	(26.1)	(2,035.3)	(410.0)
Capital expenditures	(261.6)	(474.1)	(469.1)
Investments in and advances to investee companies	(55.6)	(40.2)	(42.3)
Purchases of marketable securities	(35.6)	—	—
Proceeds from dispositions	128.8	198.2	562.2
Proceeds from sales of investments	1.4	212.7	49.0
Net (payments to) receipts from Viacom Inc. related to the Separation	—	(7.7)	172.5
Other investing activities	(.5)	(7.7)	2.6

Net cash flow used for investing activities	(249.2)	(2,154.1)	(135.1)

Financing Activities:
(Repayments to) borrowings from banks, including commercial paper, net	(1.5)	(5.3)	1.7
Repayment of senior notes	(1,007.5)	(183.2)	(660.0)
Proceeds from issuance of senior notes	974.4	—	678.0
Payment of capital lease obligations	(15.6)	(17.2)	(16.8)
Dividends	(297.3)	(705.4)	(640.3)
Purchase of Company common stock	(18.7)	(46.4)	(3,351.3)
Proceeds from exercise of stock options	—	31.2	201.7
Other financing activities	(26.8)	6.5	9.2

Net cash flow used for financing activities	(393.0)	(919.8)	(3,777.8)

Net increase (decrease) in cash and cash equivalents	297.2	(927.4)	(1,727.7)
Cash and cash equivalents at beginning of year	419.5	1,346.9	3,074.6

Cash and cash equivalents at end of year	$716.7	$419.5	$1,346.9

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Year Ended December 31,
	2009		2008		2007

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	57.7	$.1	59.5	$.1	61.5	$.1
Conversion of A shares into B shares	(5.9)	—	(1.8)	—	(2.0)	—

Balance, end of year	51.8	.1	57.7	.1	59.5	.1

Class B Common Stock:
Balance, beginning of year	733.5	.7	727.1	.7	715.5	.7
Conversion of A shares into B shares	5.9	—	1.8	—	2.0	—
Issuance of stock for RSU and restricted share vests	6.6	—	5.3	—	1.3	—
Exercise of stock options	—	—	1.4	—	8.8	—
Retirement of Treasury Stock	(2.6)	—	(2.1)	—	(.5)	—

Balance, end of year	743.4	.7	733.5	.7	727.1	.7

Additional Paid-In Capital:
Balance, beginning of year		43,495.0		44,089.6		44,259.3
Stock-based compensation		131.4		139.1		105.2
Tax benefits related to employee stock-based transactions		7.3		24.4		31.5
Exercise of stock options		—		29.0		203.8
Retirement of Treasury Stock		(18.7)		(46.4)		(16.3)
Dividends		(135.8)		(725.9)		(667.1)
Spin-off of Viacom Inc.		—		(16.7)		173.2
Issuance of stock options for CNET acquisition		—		1.9		—

Balance, end of year		43,479.2		43,495.0		44,089.6

Accumulated Deficit:
Balance, beginning of year		(30,598.2)		(18,924.8)		(20,175.9)
Net earnings (loss)		226.5		(11,673.4)		1,247.0
Adoption of accounting for uncertainty in income taxes		—		—		4.1

Balance, end of year		(30,371.7)		(30,598.2)		(18,924.8)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(606.9)		10.1		(246.3)
Other comprehensive income (loss)		211.4		(617.0)		256.4

Balance, end of year		(395.5)		(606.9)		10.1

Treasury Stock, at cost:
Balance, beginning of year	120.4	(3,693.4)	114.7	(3,703.3)	8.6	(315.4)
Class A Common Stock purchased	—	—	—	—	—	(.8)
Class B Common Stock purchased	2.6	(18.7)	8.1	(46.4)	106.9	(3,414.5)
Issuance of stock for deferred compensation	—	—	(.3)	9.9	(.3)	11.1
Retirement of Treasury Stock	(2.6)	18.7	(2.1)	46.4	(.5)	16.3

Balance, end of year	120.4	(3,693.4)	120.4	(3,693.4)	114.7	(3,703.3)

Total Stockholders' Equity		$9,019.4		$8,597.3		$21,472.4

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2009	2008	2007

Net earnings (loss)	$226.5	$(11,673.4)	$1,247.0

Other Comprehensive Income (Loss), net of tax:
Cumulative translation adjustments	73.3	(216.3)	154.0
Net actuarial gain (loss) and prior service costs (Note 12)	136.8	(397.3)	102.7
Unrealized gain (loss) on securities	1.4	(23.5)	(14.7)
Reclassification adjustment for net realized loss on securities	—	20.1	14.2
Change in fair value of cash flow hedges	(.1)	—	.2

Total Other Comprehensive Income (Loss), net of tax	211.4	(617.0)	256.4

Total Comprehensive Income (Loss)	$437.9	$(12,290.4)	$1,503.4

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

        Principles of Consolidation—The consolidated financial statements include the accounts of CBS Corp. and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights. Investments over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, are accounted for under the equity method. Investments of 20% or less, over which the Company has no significant influence, are accounted for under the cost method if the fair value is not readily determinable and are accounted for as available for sale securities if the fair value is readily determinable. All significant intercompany transactions have been eliminated.

        Reclassifications—Certain amounts reported for prior years have been reclassified to conform to the current year's presentation.

        Use of Estimates—The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and short-term (maturities of three months or less at the date of purchase) highly liquid investments, including money market funds, commercial paper and bank time deposits.

        Programming Inventory—The Company acquires rights to programming and produces programming to exhibit on its broadcast and cable networks, broadcast television and radio stations and in theaters. The costs incurred in acquiring and producing programs and theatrical films are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

        Television and theatrical film production costs (which include direct production costs, production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. The Company then estimates total revenues to be earned ("Ultimate Revenues") and costs to be incurred throughout the life of each television program or theatrical film. For television programming, estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market. Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode by episode basis. Once it can be demonstrated that a program can be successfully licensed in the

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

secondary market, estimates for all secondary market revenues such as domestic and foreign syndication, basic cable, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized, and estimated liabilities for participations are accrued, based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. The costs incurred in acquiring television programs are capitalized when the program is accepted and available for airing and expensed over the period in which an economic benefit is expected to be derived. Ultimate revenue estimates for internally produced television programming and theatrical films, and the estimated economic benefit for the acquired programming are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for participations.

        Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings (including capital leases)	20 to 40 years
Leasehold improvements	4 to 15 years
Advertising structures	5 to 20 years
Equipment and other (including capital leases)	3 to 20 years

        Depreciation expense, including capitalized lease amortization, was $448.7 million (2009), $413.0 million (2008) and $359.5 million (2007). Amortization expense related to capital leases was $17.9 million (2009), $17.6 million (2008) and $17.2 million (2007). Accumulated amortization of capital leases was $98.1 million at December 31, 2009 and $80.3 million at December 31, 2008.

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

        Impairment of Investments—Investments are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, recent operating results, estimates based on comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred. These factors include the length of the time and the extent to which the estimated fair value or market value has been below carrying value, the financial condition and near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

        Goodwill and Intangible Assets—The Company's intangible assets are considered to have finite or indefinite lives. Goodwill is allocated to various reporting units, which are generally one level below the Company's operating segments. Intangible assets with finite lives, which primarily consist of leasehold and franchise agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 3 to 40 years. Intangible assets with indefinite lives, which consist primarily of FCC

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

licenses, certain trade names and goodwill, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge.

        Other Liabilities—Other liabilities consist primarily of the non-current portion of residual liabilities of previously disposed businesses, program rights, deferred compensation and other employee benefit accruals.

        Discontinued Operations—For the year ended December 31, 2007, net earnings from discontinued operations of $16.2 million principally reflected adjustments to the gain on the 2006 sale of Paramount Parks.

        Certain businesses that were previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with accounting rules in effect prior to 2002. Assets and liabilities remaining in discontinued operations related to these businesses primarily include aircraft leases that are generally expected to liquidate in accordance with contractual terms.

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

        Revenues from the licensing of television programming are recognized in the period that the television series is available for telecast which may cause fluctuations in operating results. Television series initially produced for networks and first-run syndication are generally licensed to domestic and international markets concurrently. The more successful network series are later syndicated in domestic and certain international markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Estimates for all secondary market revenues such as domestic and foreign syndication, basic cable, home entertainment and merchandising are not included in the estimated lifetime revenues of a television series until it is demonstrated that the program can be successfully licensed in such secondary market.

        Affiliate and subscription fees for cable and broadcast networks, television stations and online content are recognized in the period the service is provided. Costs for advertising and marketing services provided by cable, satellite and other distributors are recorded in selling, general and administrative expenses.

        Publishing revenues are recognized when merchandise is shipped. The Company records a provision for sales returns and allowances at the time of sale based upon historical trends which allow for a percentage of revenue recognized.

        Deferred revenues primarily consist of advanced billings to licensees under television licensing arrangements and revenues related to television advertising arrangements for which the revenues has not yet been earned. The amounts classified as current are expected to be earned within the next twelve months.

        Sales of Multiple Products or Services—Revenues derived from a single sales contract that contains multiple products and services are allocated based on the relative fair value of each delivered item and

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $314.3 million (2009), $344.5 million (2008) and $348.1 million (2007).

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

        Foreign Currency Translation and Transactions—The Company's assets and liabilities denominated in foreign currencies are translated at foreign exchange rates in effect at the balance sheet date, while results of operations are translated at average foreign exchange rates for the respective periods. The resulting translation gains or losses are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses have been included in "Other items, net" in the Consolidated Statements of Operations.

        Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers. The provision for doubtful accounts charged to expense was $47.2 million (2009), $40.3 million (2008) and $29.4 million (2007).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the year ended December 31, 2009, options to purchase 32.4 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the year ended December 31, 2008, options to purchase 36.5 million shares of Class B Common Stock and 14.2 million RSUs, PSUs and restricted shares were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss. For the year ended December 31, 2007, options to purchase 22.7 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2009	2008	2007

(in millions)
Weighted average shares for basic EPS	673.6	669.8	713.8
Dilutive effect of shares issuable under stock-based compensation plans	9.3	—	8.1

Weighted average shares for diluted EPS	682.9	669.8	721.9

        Comprehensive Income (Loss)—As of December 31, 2009, the components of accumulated other comprehensive income (loss) are net of the following tax (provision) benefit: $509.4 million for net

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

actuarial gain (loss) and prior service costs related to pension and other postretirement benefits plans and $(.1) million for unrealized gain (loss) on securities.

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Costs		Change in Fair Value of Cash Flow Hedges	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)

At December 31, 2006	$363.1	$(611.9)		$(.2)	$2.7	$(246.3)
2007 Activity	154.0	102.7		.2	(.5)	256.4

At December 31, 2007	517.1	(509.2)		—	2.2	10.1
2008 Activity	(216.3)	(397.3	)(a)	—	(3.4)	(617.0)

At December 31, 2008	300.8	(906.5)		—	(1.2)	(606.9)
2009 Activity	73.3	136.8		(.1)	1.4	211.4

At December 31, 2009	$374.1	$(769.7)		$(.1)	$.2	$(395.5)

(a)
Primarily reflects actuarial losses resulting from pension plan performance. (See Note 12.)

        Stock-based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

        The following table summarizes the Company's stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007.

Year Ended December 31,	2009	2008	2007

RSUs, PSUs and restricted shares	$104.8	$121.4	$96.6
Stock options and equivalents	30.8	16.5	10.0

Stock-based compensation expense, before income taxes	135.6	137.9	106.6
Tax benefit	(53.4)	(55.2)	(42.2)

Stock-based compensation expense, net of tax	$82.2	$82.7	$64.4

        Company Common Stock Held by Subsidiaries—In connection with a restructuring of the Company's international subsidiaries in 2007, certain wholly owned subsidiaries hold 179.3 million shares of CBS Corp. Class B Common Stock, of which 47.3 million shares were repurchased through an accelerated share repurchase ("ASR") transaction and 132.0 million shares were issued by the Company to wholly owned subsidiaries. The 47.3 million repurchased shares are reflected as treasury shares and the 132.0 million shares are eliminated in consolidation.

Adoption of New Accounting Standards

Accounting Standards Codification

        Beginning in the third quarter of 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Pension and Other Postretirement Benefits

        In the fourth quarter of 2009, the Company adopted new FASB guidance requiring enhanced annual disclosures about plan assets of defined benefit pension and other postretirement plans, including the Company's investment policies and strategies, major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements of plan assets and any significant concentrations of risk in plan assets. (See Note 12.)

Subsequent Events

        In 2009, the Company adopted new FASB guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Derivative Instruments

        In the first quarter of 2009, the Company adopted new FASB guidance which requires enhanced disclosures about derivative instruments and hedging activities. (See Note 9.)

Business Combinations

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

Fair Value Measurements

        Effective January 1, 2008, the Company adopted new FASB guidance for its financial assets and liabilities which establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Effective January 1, 2009, the Company adopted this guidance for its non-financial assets and liabilities. During August 2009, the FASB issued further guidance on how to measure the fair value of a liability, effective for the third quarter of 2009. This guidance did not have a material effect on the Company's consolidated financial statements. (See Note 14.)

Recent Pronouncements

Revenue Arrangements with Multiple Deliverables

        In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables, effective for the Company beginning January 1, 2011. This guidance establishes a hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price used for each deliverable will be based on the Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price if neither Company-specific objective evidence nor third party evidence is available. This guidance requires the best estimate of the selling price that would be used to sell the deliverable on a stand-alone basis. The Company is currently evaluating the impact of the adoption of this guidance on the consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Variable Interest Entities

        In June 2009, the FASB issued revised guidance which changes the model for determining whether an entity should consolidate a Variable Interest Entity ("VIE"), effective for the Company beginning January 1, 2010. This new model requires an assessment of whether an entity has a controlling financial interest in a VIE and is therefore the primary beneficiary and required to consolidate the VIE. This guidance also requires an ongoing reassessment of whether an entity continues to be the primary beneficiary of a VIE. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company's consolidated financial statements.

Transfers of Financial Assets

        In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets, effective for the Company beginning January 1, 2010. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. This guidance will require the Company to reflect the effect of its securitized accounts receivables on the Consolidated Balance Sheet. Based on amounts outstanding under the accounts receivable securitization program at December 31, 2009, the adoption of this guidance on January 1, 2010 will result in an increase to accounts receivables of $400.0 million with a corresponding increase to debt of $400.0 million.

2) ACQUISITIONS AND DISPOSITIONS

Acquisitions

        During June 2008, the Company completed the acquisition of CNET Networks, Inc. ("CNET") for $1.8 billion. The results of CNET, subsequent to its acquisition, have been included in the Entertainment segment.

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

Dispositions

        On September 30, 2009, the Company completed the sale of four of its owned radio stations in Portland, Oregon to Alpha Broadcasting for $40.0 million. In connection with the sale, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of intangible assets and the allocated goodwill.

        On April 1, 2009, the Company completed a transaction with Clear Channel Communications, Inc. for the swap of five of its mid-size market stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston, a top 10 radio market. On March 6, 2009, the Company completed the sale of three of its owned radio stations in Denver to Wilks Broadcasting for $19.5 million. During 2008, in

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

connection with these two transactions, the Company recorded a pre-tax non-cash impairment charge of $62.0 million to reduce the carrying value of intangible assets and the allocated goodwill.

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

        During 2007, the Company completed the sales of 34 of its owned radio stations in nine of its smaller markets for $543.4 million.

3) GOODWILL AND INTANGIBLE ASSETS

        The Company performs an annual fair value-based impairment test of goodwill and intangible assets with indefinite lives, primarily comprised of FCC licenses, during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its book value.

        Based on the 2009 annual impairment test, the estimated fair value of each of the Company's reporting units is greater than its carrying value. The estimated fair value of each reporting unit is computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method is based on the Company's estimated long-range growth rates for the projection period plus the residual value of the business at the end of the projection period. The residual value is estimated based on a perpetual nominal growth rate between 2.0% and 3.5%. The present value of the future cash flows during the projection period and the estimated residual value is discounted using the average of the weighted average cost of capital of comparable entities. These discount rates range from 8.5% to 11%.

        As a result of the Company's annual impairment test of FCC licenses, the Company recorded a pre-tax non-cash impairment charge of $178.3 million at the Local Broadcasting segment to reduce the carrying value of FCC licenses in certain radio markets. This impairment resulted from reductions in projections for advertising revenues due to a weakened radio advertising marketplace. FCC licenses are tested for impairment at the geographic market level by comparing the fair value of the intangible asset by market with its book value. The estimated fair value of FCC licenses is computed using the Greenfield Discounted Cash Flow Method ("Greenfield Method"), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. In order to estimate the revenues of a start-up operation, the total market advertising revenue trend in the subject market is estimated based on recent industry projections.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Also in 2009, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of FCC licenses by $20.7 million and the allocated goodwill by $11.0 million. (See Note 2.)

        During the third quarter of 2008, the Company performed an interim impairment test as a result of its assessment of factors, including the continuation of adverse market conditions, which affected the Company's market value and trading multiples for entities within the Company's industry, as well as the continued economic slowdown which adversely affected the Company's advertising revenues, primarily at the Company's local businesses. As a result of this interim impairment test, the Company recorded a non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Entertainment segment of $3.80 billion, the Local Broadcasting segment of $4.34 billion and the Outdoor segment of $2.85 billion as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Local Broadcasting segment of $3.12 billion and franchise agreements at the Outdoor segment of $8.2 million.

        Also in 2008, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $62.0 million to reduce the carrying value of FCC licenses by $30.4 million and the allocated goodwill by $31.6 million. (See Note 2.)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2009 and 2008, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2008	Dispositions	Impairment	Other (a)	Balance at December 31, 2009

Entertainment:
Goodwill	$9,395.9	$(4.9)	$—	$1.3	$9,392.3
Accumulated impairment losses	(6,294.5)	—	—	—	(6,294.5)

Goodwill, net of impairment	3,101.4	(4.9)	—	1.3	3,097.8

Cable Networks:
Goodwill	479.6	—	—	—	479.6
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	479.6	—	—	—	479.6

Publishing:
Goodwill	415.9	—	—	.4	416.3
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	415.9	—	—	.4	416.3

Local Broadcasting:
Goodwill	24,055.1	(461.9)	—	—	23,593.2
Accumulated impairment losses	(21,337.9)	461.2	(11.0)	—	(20,887.7)

Goodwill, net of impairment	2,717.2	(.7)	(11.0)	—	2,705.5

Outdoor:
Goodwill	11,836.0	—	—	34.6	11,870.6
Accumulated impairment losses	(9,902.3)	—	—	—	(9,902.3)

Goodwill, net of impairment	1,933.7	—	—	34.6	1,968.3

Total:
Goodwill	46,182.5	(466.8)	—	36.3	45,752.0
Accumulated impairment losses	(37,534.7)	461.2	(11.0)	—	(37,084.5)

Goodwill, net of impairment	$8,647.8	$(5.6)	$(11.0)	$36.3	$8,667.5

(a)
Primarily reflects foreign currency translation adjustments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at December 31, 2007	Acquisitions	Dispositions	Impairment	Other (a)	Balance at December 31, 2008

Entertainment:
Goodwill	$8,106.8	$1,297.2	$—	$—	$(8.1)	$9,395.9
Accumulated impairment losses	(2,497.7)	—	—	(3,796.8)	—	(6,294.5)

Goodwill, net of impairment	5,609.1	1,297.2	—	(3,796.8)	(8.1)	3,101.4

Cable Networks:
Goodwill	479.8	—	—	—	(.2)	479.6
Accumulated impairment losses	—	—	—	—	—	—

Goodwill, net of impairment	479.8	—	—	—	(.2)	479.6

Publishing:
Goodwill	416.5	—	—	—	(.6)	415.9
Accumulated impairment losses	—	—	—	—	—	—

Goodwill, net of impairment	416.5	—	—	—	(.6)	415.9

Local Broadcasting:
Goodwill	24,267.9	—	(149.4)	—	(63.4)	24,055.1
Accumulated impairment losses	(17,074.7)	—	114.2	(4,377.4)	—	(21,337.9)

Goodwill, net of impairment	7,193.2	—	(35.2)	(4,377.4)	(63.4)	2,717.2

Outdoor:
Goodwill	11,808.7	119.3	—	—	(92.0)	11,836.0
Accumulated impairment losses	(7,055.3)	—	—	(2,847.0)	—	(9,902.3)

Goodwill, net of impairment	4,753.4	119.3	—	(2,847.0)	(92.0)	1,933.7

Total:
Goodwill	45,079.7	1,416.5	(149.4)	—	(164.3)	46,182.5
Accumulated impairment losses	(26,627.7)	—	114.2	(11,021.2)	—	(37,534.7)

Goodwill, net of impairment	$18,452.0	$1,416.5	$(35.2)	$(11,021.2)	$(164.3)	$8,647.8

(a)
Primarily includes tax-related purchase price adjustments for acquisitions and foreign currency translation adjustments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company's intangible assets were as follows:

At December 31, 2009	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$883.6	$(504.1)	$379.5
Franchise agreements	512.5	(261.7)	250.8
Other intangible assets	415.6	(199.2)	216.4

Total intangible assets subject to amortization	1,811.7	(965.0)	846.7
FCC licenses	5,738.2	—	5,738.2
Trade names	168.8	—	168.8

Total intangible assets	$7,718.7	$(965.0)	$6,753.7

At December 31, 2008	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$866.5	$(448.3)	$418.2
Franchise agreements	504.3	(233.9)	270.4
Other intangible assets	461.8	(192.3)	269.5

Total intangible assets subject to amortization	1,832.6	(874.5)	958.1
FCC licenses	5,977.3	—	5,977.3
Trade names	168.8	—	168.8

Total intangible assets	$7,978.7	$(874.5)	$7,104.2

        Amortization expense relating to intangible assets was $133.6 million (2009), $118.6 million (2008) and $96.2 million (2007). The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years 2010 through 2014, to be as follows:

	2010	2011	2012	2013	2014

Amortization expense	$130.2	$117.3	$95.5	$84.3	$77.2

4) RESTRUCTURING CHARGES

        During the year ended December 31, 2009, in a continued effort to reduce its cost structure, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs associated with the elimination of positions and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of December 31, 2009, the Company paid $115.2 million of the severance costs and $4.5 million of the contract termination and other associated costs. The Company expects to substantially utilize these reserves by the end of 2010.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following tables set forth the 2009 and 2008 activity for the restructuring charges by segment.

	Balance at December 31, 2008	2009 Charges	2009 Adjustments	2009 Payments	Balance at December 31, 2009

Entertainment	$17.3	$—	$(.6)	$(14.5)	$2.2
Cable Networks	1.5	.1	—	(1.5)	.1
Publishing	3.9	3.8	—	(5.3)	2.4
Local Broadcasting	58.7	4.7	(2.4)	(32.4)	28.6
Outdoor	7.8	18.9	(1.7)	(18.8)	6.2
Corporate	1.5	—	—	(1.2)	.3

Total	$90.7	$27.5	$(4.7)	$(73.7)	$39.8

	2008 Charges	2008 Payments	Balance at December 31, 2008

Entertainment	$22.9	$(5.6)	$17.3
Cable Networks	2.9	(1.4)	1.5
Publishing	4.2	(.3)	3.9
Local Broadcasting	92.0	(33.3)	58.7
Outdoor	13.2	(5.4)	7.8
Corporate	1.5	—	1.5

Total	$136.7	$(46.0)	$90.7

5) PROGRAMMING AND OTHER INVENTORY

At December 31,	2009	2008

Program rights	$1,737.5	$1,915.7
Television programming:
Released (including acquired libraries)	547.9	551.4
In process and other	134.8	53.6
Theatrical programming, in process and other	58.5	—
Publishing, primarily finished goods	69.6	83.7
Other	.9	1.0

Total programming and other inventory	2,549.2	2,605.4
Less current portion	1,085.0	1,027.3

Total noncurrent programming and other inventory	$1,464.2	$1,578.1

6) RELATED PARTIES

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At December 31, 2009, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 79% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

        Viacom Inc.    For purposes of governing certain ongoing relationships between CBS Corp. and Viacom Inc. after the separation of former Viacom Inc. into CBS Corp. and Viacom Inc. on December 31, 2005, the Company and Viacom Inc. entered into various agreements including a separation agreement (the "Separation Agreement"), tax matters agreement and transition services agreement.

        In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.40 billion in December 2005, subject to adjustment. During 2007, Viacom Inc. paid to the Company net adjustments to the special dividend of $170 million resulting in an aggregate adjustment to the special dividend of $342 million.

        During July 2007, the Company purchased 869,145 shares of CBS Corp. Class A and Class B Common Stock from the Viacom Inc. 401(k) Plan for $29.8 million and Viacom Inc. purchased 2,823,178 shares of Viacom Inc. class A and class B common stock from the 401(k) plans sponsored by the Company for $120.0 million.

        CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $243.3 million, $448.8 million and $292.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the U.S. through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the U.S. after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $23.0 million, $93.4 million and $172.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

At December 31,	2009	2008

Amounts due from Viacom Inc.
Receivables	$152.1	$182.5
Other assets (Receivables, noncurrent)	187.2	249.8

Total amounts due from Viacom Inc.	$339.3	$432.3

Amounts due to Viacom Inc.
Accounts payable	$2.8	$6.5
Program rights	18.4	48.2
Other liabilities (Program rights, noncurrent)	3.8	26.5

Total amounts due to Viacom Inc.	$25.0	$81.2

        Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Entertainment segment, licenses its television products to The CW resulting in total revenues of $78.4 million, $64.9 million and $107.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

7) INVESTMENTS

        The Company accounts for its investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include but are not limited to the Company's interest in The CW. During 2009, the Company formed a 50/50 joint venture with Chello Zone to own and operate six television channels, including CBS branded channels, in the United Kingdom and Ireland. This joint venture has been accounted for as an equity investment.

        At December 31, 2009 and 2008, respectively, the Company had $73.4 million and $77.0 million of equity investments that are included in "Other assets" on the Consolidated Balance Sheets. During June 2008, the Company sold its 37% investment in Sundance Channel for $170.0 million resulting in a pre-tax gain of $129.8 million included in "Other items, net" in the Consolidated Statement of Operations for the year ended December 31, 2008.

        Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2009 and 2008, respectively, the Company had $13.4 million and $21.6 million of cost investments that are included in "Other assets" on the Consolidated Balance Sheets. In 2009 and 2008, the Company recorded pre-tax non-cash charges of $7.7 million and $68.1 million, respectively, in "Other items, net" in the Consolidated Statements of Operations to reflect other-than-temporary declines in the market value of the Company's cost investments.

        At December 31, 2009 and 2008, the aggregate market value of the Company's available for sale investments was $11.2 million and $8.7 million, respectively. The market value of each individual investment was not below its carrying value on the Consolidated Balance Sheets. At December 31, 2009 and 2008, the mark-to-market adjustments in fair value for the available for sale investments which were recorded in accumulated other comprehensive income (loss) were $.3 million ($.2 million, net of tax) and $(2.1) million ($(1.2) million, net of tax), respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2009	2008

Notes payable to banks	$2.0	$4.3
7.70% Senior Notes due 2010	416.2	1,397.8
6.625% Senior Notes due 2011	949.1	948.4
8.625% Debentures due 2012	252.3	249.2
5.625% Senior Notes due 2012	593.9	590.2
8.20% Senior Notes due 2014	395.8	—
8.875% Notes due 2014	101.6	98.6
7.625% Senior Debentures due 2016	199.6	199.5
4.625% Senior Notes due 2018	333.1	337.0
8.875% Senior Notes due 2019	586.3	—
7.875% Debentures due 2023	224.1	224.1
7.125% Senior Notes due 2023 (b)	52.2	52.2
7.875% Senior Debentures due 2030	1,274.6	1,275.7
5.50% Senior Debentures due 2033	447.2	447.1
7.25% Senior Notes due 2051	335.0	335.0
6.750% Senior Notes due 2056	748.5	749.5
Other notes	.7	.2
Obligations under capital leases	105.2	120.8

Total debt (c)	7,017.4	7,029.6
Less discontinued operations debt (d)	20.5	33.5

Total debt from continuing operations	6,996.9	6,996.1
Less current portion	443.6	21.3

Total long-term debt from continuing operations, net of current portion	$6,553.3	$6,974.8

(a)
Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.

(b)
Issue of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., which is not guaranteed.

(c)
At December 31, 2009 and December 31, 2008, the senior debt balances included (i) a net unamortized premium of $2.2 million and $23.3 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $92.4 million and $88.0 million, respectively. The face value of the Company's total debt was $6.92 billion at December 31, 2009 and 2008.

(d)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        In November 2009, prior to maturity, the Company settled $350.0 million notional amount of interest rate swaps outstanding and received $9.9 million in cash. In December 2008, prior to maturity, the Company settled $1.0 billion notional amount of interest rate swaps outstanding and received $88.4 million in cash. The increase in the carrying value of the debt attributable to the risk hedged by these interest rate swaps is being amortized as a reduction to interest expense over the term of the debt. The Company did not have any interest rate swaps outstanding at December 31, 2009 and 2008.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2009 and 2008, the following debt issuances and repurchases occurred:

Debt Issuances

  June 2, 2009, $250.0 million 8.875% senior notes due 2019
  May 13, 2009, $350.0 million 8.875% senior notes due 2019
  May 13, 2009, $400.0 million 8.200% senior notes due 2014

        Interest on the above debt instruments is paid semi-annually.

Debt Repurchases

        During 2009, the Company repurchased $978.3 million of its 7.70% senior notes due 2010, $825.5 million of which was purchased through the Company's tender offer for such notes, resulting in a pre-tax loss on early extinguishment of debt of $29.8 million.

        During 2008, the Company repurchased $191.8 million of its 7.70% senior notes due 2010 resulting in a pre-tax gain on early extinguishment of debt of $8.4 million.

        At December 31, 2009, the Company's scheduled maturities of long-term debt at face value, excluding capital leases were as follows:

	2010	2011	2012	2013	2014	2015 and Thereafter

Long-term debt	$417.4	$950.0	$840.1	$—	$498.6	$4,111.5

Credit Facility

        At December 31, 2009, the Company had a $2.0 billion revolving credit facility which expires December 2012 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each fiscal quarter, subject to reductions, and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. As of December 31, 2009, the Company's Consolidated Leverage Ratio was approximately 3.6x and Consolidated Coverage Ratio was approximately 3.9x.

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2009, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At December 31, 2009, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $1.837 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accounts Receivable Securitization Program

        The Company's revolving accounts receivable securitization program provides for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company entered into this arrangement because it provides an additional source of liquidity. Proceeds from this program are used to reduce outstanding borrowings. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. As of December 31, 2009, the Company was in compliance with the required ratios under the receivable securitization program. At December 31, 2009, the Company had $400.0 million outstanding under its accounts receivable securitization program versus $550.0 million at December 31, 2008.

        During the years ended December 31, 2009 and 2008, proceeds from collections of securitized accounts receivables of $1.47 billion and $2.77 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $6.7 million and $15.4 million for years ended December 31, 2009 and 2008, respectively.

9) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At December 31, 2009 and 2008, the carrying value of the senior debt was $6.91 billion and $6.90 billion, respectively, and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $7.25 billion and $5.47 billion, respectively.

        The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

        Foreign exchange forward contracts have principally been used to hedge projected cash flows, generally within the next twelve months, in such currencies as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. The Company designates forward contracts used to hedge projected future television and film production costs as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income ("OCI") and reclassified to the statement of operations when the hedged item is recognized. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in "Other items, net" in the Consolidated Statements of Operations.

        At December 31, 2009, the notional amount of all foreign currency contracts was $97.1 million, of which $2.1 million relates to the hedging of future production costs and $95.0 million represents hedges of expected foreign currency cash flows. At December 31, 2008, the notional amount of all foreign currency contracts was $95.2 million, which represents hedges of expected foreign currency cash flows.

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company had entered into fixed-to-floating rate swap agreements for a portion of this debt, which were designated as fair value hedges. In November 2009, prior to maturity, the Company settled $350.0 million notional amount of interest rate swaps outstanding and received $9.9 million in cash. In December 2008, prior to maturity, the Company settled $1.0 billion notional amount of interest rate swaps outstanding and

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

received $88.4 million in cash. The Company did not have any interest rate swaps outstanding at December 31, 2009 and 2008.

        The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2009 and 2008, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

        The fair value of derivative financial instruments recorded on the Consolidated Balance Sheet at December 31, 2009 was as follows:

	Fair Value	Balance Sheet Account

Foreign exchange contracts:
Designated hedging instruments	$(.1)	Other current liabilities
Non-designated hedging instruments	$(5.7)	Other current liabilities

        Gains (losses) recognized on derivative financial instruments were as follows:

	Twelve Months Ended December 31, 2009	Financial Statement Account

Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$(.1)	Change in fair value of cash flow hedges
Reclassified from accumulated OCI	$3.0	Programming costs
Non-designated hedging instruments	$(11.5)	Other items, net

10) STOCKHOLDERS' EQUITY

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

        Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2009, 2008, and 2007, resulting in total annual dividends of $135.8 million, $725.9 million and $667.1 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

        Purchase of Company Stock—The Company purchased 2.6 million shares (2009), 2.1 million shares (2008) and .5 million shares (2007) of its Class B Common Stock that were surrendered by employees to the Company to satisfy their tax withholding obligations from the payment of shares related to the vesting of restricted stock units ("RSUs"). In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 ASR transaction. During 2007, the Company also

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

repurchased 106.4 million shares of CBS Corp. Common Stock for $3.40 billion, including $64.0 million of non-cash purchases related to a television station exchange (See Note 2), primarily through two ASR transactions.

        Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were 5.9 million, 1.8 million and 2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Equity Incentive Plans—The Company has equity incentive plans (the "Plans") under which stock options, stock option equivalents, RSUs and market-based performance share units ("PSUs") were issued.

        The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, phantom shares, dividend equivalents, performance awards and other equity-related awards. The Company has reserved a total of 66,297,470 shares of CBS Corp. Class B Common Stock for future exercise of stock options, and vesting of RSUs and PSUs outstanding as of December 31, 2009. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization.

        During 2009, the Company adopted the CBS Corporation 2009 Long-Term Incentive Plan under which 71.575 million shares of CBS Corp. Class B Common Stock may be issued. In addition, during 2009 certain other Plans expired. Shares available for future grant under the Plans were as follows:

At December 31, 2009	65,644,889
At December 31, 2008	36,100,482
At December 31, 2007	46,534,305

RSUs, PSUs and Restricted Shares

        Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a one- to four-year service period. Certain RSU awards are also subject to satisfying performance conditions. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. Forfeitures for RSUs are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate, as necessary.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2009 was $125.5 million, which is expected to be recognized over a weighted average period of 1.9 years.

        The following table summarizes the Company's RSU, target PSU and restricted share activity.

	RSUs, PSUs and Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2006	12,659,768	$26.59

Granted	4,500,695	31.21
Vested	(1,324,809)	26.63
Forfeited	(1,042,191)	28.34

Non-vested at December 31, 2007	14,793,463	27.87

Granted	6,198,239	22.42
Vested	(5,258,491)	27.40
Forfeited	(1,516,754)	26.79

Non-vested at December 31, 2008	14,216,457	25.79

Granted	13,590,488	5.56
Vested	(6,590,130)	26.55
Forfeited	(986,494)	18.02

Non-vested at December 31, 2009	20,230,321	$12.33

Stock Options and Equivalents

        Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three- to four-year service period and generally expire eight to ten years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary. Stock options equivalents are settled in cash upon exercise and therefore, the Company remeasures the fair value of these awards at each reporting date using the Black-Scholes option-pricing model. At December 31, 2009, 2008 and 2007 the Company had 1,768,069 stock option equivalents outstanding.

        The weighted average fair value of stock options as of the grant date was $2.41, $3.12 and $5.65 in 2009, 2008 and 2007, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007

Expected dividend yield	3.49%	5.62%	3.23%
Expected stock price volatility	53.93%	28.97%	23.38%
Risk-free interest rate	2.58%	3.06%	4.19%
Expected term of options (years)	5.19	4.99	4.97

        The expected stock price volatility is determined using a weighted average of historical volatility and implied volatility of publicly traded options to purchase CBS Corp. Class B Common Stock. Given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year.

        The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on the then current annual dividend rate.

        Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at December 31, 2009 was $59.1 million, which is expected to be expensed over a weighted average period of 2.7 years.

        The following table summarizes the Company's stock option activity under the Plans.

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2006	48,087,514	$30.39

Granted	6,984,964	29.30
Exercised	(8,836,790)	23.06
Canceled	(8,396,805)	34.91

Outstanding at December 31, 2007	37,838,883	30.90

Granted	6,056,664	19.43
CNET stock options assumed	1,448,105	26.71
Exercised	(1,365,443)	21.25
Canceled	(7,457,288)	28.53

Outstanding at December 31, 2008	36,520,921	29.67

Granted	18,017,970	6.36
Exercised	—	—
Canceled	(8,471,742)	28.43

Outstanding at December 31, 2009	46,067,149	$20.79

        Stock options exercisable at year end were as follows:

December 31, 2009	22,837,291
December 31, 2008	24,342,310
December 31, 2007	26,837,850

        The following table summarizes other information relating to stock option exercises during the years ended December 31, 2009, 2008 and 2007.

Year Ended December 31,	2009	2008	2007

Cash received from stock option exercises	$—	$31.2	$201.7
Tax benefit of stock option exercises	$—	$1.4	$30.5
Intrinsic value	$—	$3.4	$79.5

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2009.

	Outstanding			Exercisable

Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$5 to 9.99	14,987,169	7.20	$5.33	1,416,184	$5.20
$10 to 19.99	5,782,426	7.08	$15.18	872,066	$16.62
$20 to 29.99	13,525,284	4.99	$27.28	9,472,587	$27.37
$30 to 39.99	8,067,117	3.26	$32.02	7,371,301	$32.15
$40 to 49.99	3,658,711.33		$43.65	3,658,711	$43.65
$50 to 59.99	36,049.60		$55.19	36,049	$55.19
>$59.99	10,393.14		$84.75	10,393	$84.75

	46,067,149			22,837,291

        Stock options outstanding at December 31, 2009 have a weighted average remaining contractual life of 5.29 years and the total intrinsic value for "in-the-money" options was $132.9 million. Stock options exercisable at December 31, 2009 have a weighted average remaining contractual life of 3.67 years and the total intrinsic value for "in-the-money" options was $12.5 million.

11) INCOME TAXES

        The U.S. and foreign components of earnings (loss) from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2009	2008	2007

United States	$381.2	$(12,411.4)	$1,830.7
Foreign	61.8	(163.7)	302.3

Total	$443.0	$(12,575.1)	$2,133.0

        The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2009	2008	2007

Current:
Federal	$(80.6)	$164.5	$453.3
State and local	14.2	83.5	65.7
Foreign	32.8	54.4	70.2

	(33.6)	302.4	589.2
Deferred(a)	216.4	(1,221.7)	232.3

Provision (benefit) for income taxes	$182.8	$(919.3)	$821.5

(a)
Includes tax benefit of $78.8 million in 2009 and $1.45 billion in 2008 associated with the non-cash impairment charges of $210.0 million and $14.18 billion, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The equity in loss of investee companies is shown net of tax on the Company's Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2009, 2008, and 2007 were $21.9 million, $11.8 million, and $52.8 million, respectively, which represented an effective tax rate of 39.4%, 40.0%, and 39.6%, respectively.

        In 2009 and 2008, income tax benefits of $17.7 million and $64.8 million, respectively, were realized as a result of stock options exercised and RSUs and restricted shares vested.

        The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision (benefit) for income taxes is summarized as follows:

Year Ended December 31,	2009	2008	2007

Taxes on income at U.S. federal statutory rate	$155.1	$(4,401.3)	$746.5
State and local taxes, net of federal tax benefit	35.6	(73.6)	113.2
Effect of foreign operations	(18.7)	82.0	(37.3)
Impairment charges	3.4	3,502.0	—
Audit settlements, net	(47.0)	(39.6)	(8.0)
Stock-based compensation	42.6	7.2	—
Other, net	11.8	4.0	7.1

Provision (benefit) for income taxes	$182.8	$(919.3)	$821.5

        The following table is a summary of the components of deferred income tax assets and liabilities.

At December 31,	2009	2008

Deferred income tax assets:
Provision for expense and losses	$787.7	$833.7
Postretirement and other employee benefits	859.8	961.8
Tax credit and loss carryforwards	388.5	352.3
Other	126.5	138.9

Total deferred income tax assets	2,162.5	2,286.7
Valuation allowance	(224.8)	(191.2)

Net deferred income tax assets	1,937.7	2,095.5

Deferred income tax liabilities:
Property, equipment and intangible assets	(2,266.2)	(2,121.9)

Total deferred income tax liabilities	(2,266.2)	(2,121.9)

Deferred income tax liabilities, net	$(328.5)	$(26.4)

        In addition to the deferred income taxes reflected in the table above, the Company included net non-current deferred income tax assets of $28.7 million and $22.1 million in "Assets of discontinued operations" on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

        At December 31, 2009, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $1.10 billion, which expire in various years from 2010 through 2028.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The 2009 and 2008 deferred income tax assets were reduced by a valuation allowance of $224.8 million and $191.2 million, respectively, principally relating to income tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $3.01 billion at December 31, 2009 and $3.13 billion at December 31, 2008. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the amount of unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

        The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2007	$227.3

Additions for current year tax positions	33.8
Additions for prior year tax positions	40.9
Reductions for prior year tax positions	(21.9)
Cash settlements	(1.1)
Statute of limitations lapses	(.2)

At December 31, 2007	278.8

Additions for current year tax positions	26.9
Additions for prior year tax positions	39.4
Reductions for prior year tax positions	(86.7)
Statute of limitations lapses	(.1)

At December 31, 2008	258.3

Additions for current year tax positions	11.3
Additions for prior year tax positions	22.4
Reductions for prior year tax positions	(49.0)
Cash settlements	(12.9)
Statute of limitations lapses	(.4)

At December 31, 2009	$229.7

        At December 31, 2009 and 2008, $52.9 million and $45.7 million, respectively, of the reserve for uncertain tax positions were included in "Liabilities of discontinued operations."

        The reserve for uncertain tax positions of $229.7 million and $258.3 million at December 31, 2009 and 2008, respectively, includes $175.1 million and $209.0 million, respectively, which would affect the Company's effective income tax rate if and when recognized in future years.

        The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. For the years ended December 31, 2009, 2008 and 2007, the Company recognized interest and penalties of $15.7 million, $38.5 million and $26.5 million, respectively, in the Consolidated Statements of Operations. As of December 31, 2009 and 2008, the Company has recorded

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

liabilities for accrued interest and penalties of $68.4 million and $78.3 million, respectively, on the Consolidated Balance Sheets.

        During 2009, the Company and the Internal Revenue Service ("IRS") settled the Company's federal income tax audit for the year 2005. During 2008, the Company and the IRS settled the Company's federal income tax audit for the year 2004. The Company is currently under examination by the IRS for the years 2006 and 2007. The examination is anticipated to be completed in the next twelve months. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company believes it is reasonably possible that the reserve for uncertain tax positions may change within the next twelve months; however, any related estimate of the impact to the reserves for uncertain tax positions cannot currently be determined.

12) PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974, the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. During 2009 and 2008, the Company made discretionary contributions of $20.0 million and $120.0 million, respectively, to pre-fund its qualified pension plans. Plan assets consist principally of marketable bonds, equity securities and U.S. government securities. The Company's Common Stock represents approximately .6% and .4% of the plan assets' fair values at December 31, 2009 and 2008, respectively.

        In addition, the Company sponsors health and welfare plans that provide certain postretirement health care and life insurance benefits to eligible retired employees and their covered dependents. Eligibility is based in part on certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid primarily by the Company's own funds.

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in benefit obligation for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
At December 31,	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation, beginning of year	$4,905.8	$5,109.7	$832.9	$917.4
Service cost	31.5	33.9	.8	1.1
Interest cost	290.4	299.9	49.4	50.9
Actuarial loss (gain)	86.8	(56.9)	11.8	(71.5)
Benefits paid	(427.1)	(448.2)	(89.8)	(94.5)
Participants' contributions	.1	.1	12.1	12.3
Business combinations	—	12.0	—	—
Amendments	—	3.8	—	—
Settlements	(18.0)	—	—	—
Retiree Medicare drug subsidy	—	—	11.8	17.2
Cumulative translation adjustments	27.7	(48.5)	—	—

Benefit obligation, end of year	$4,897.2	$4,905.8	$829.0	$832.9

        The following table sets forth the change in plan assets for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
At December 31,	2009	2008	2009	2008

Change in plan assets:
Fair value of plan assets, beginning of year	$3,354.4	$4,222.5	$4.8	$4.7
Actual return on plan assets	476.6	(523.3)	.2	.3
Employer contributions	68.2	168.9	65.7	64.8
Benefits paid	(427.1)	(448.2)	(89.8)	(94.5)
Participants' contributions	.1	.1	12.1	12.3
Business combinations	—	2.8	—	—
Surplus distribution	—	(18.5)	—	—
Settlements	(18.4)	—	—	—
Retiree Medicare drug subsidy	—	—	11.8	17.2
Cumulative translation adjustments	29.0	(49.9)	—	—

Fair value of plan assets, end of year	$3,482.8	$3,354.4	$4.8	$4.8

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company's Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2009	2008	2009	2008

Funded status at end of year	$(1,414.4)	$(1,551.4)	$(824.2)	$(828.1)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$12.7	$25.4	$—	$—
Current liabilities	(47.0)	(46.2)	(86.9)	(85.0)
Noncurrent liabilities	(1,380.1)	(1,530.6)	(737.3)	(743.1)

Net amounts recognized	$(1,414.4)	$(1,551.4)	$(824.2)	$(828.1)

        The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2009	2008	2009	2008

Net actuarial (loss) gain	$(1,449.3)	$(1,696.3)	$170.8	$193.6
Net prior service (cost) credit	(5.5)	(6.1)	4.6	5.2
Net transition asset	.8	.8	—	—
Share of equity investee	(.3)	(1.7)	(.2)	(.3)

	(1,454.3)	(1,703.3)	175.2	198.5
Deferred income taxes	579.0	677.1	(69.6)	(78.8)

Net amount recognized in accumulated other comprehensive income (loss)	$(875.3)	$(1,026.2)	$105.6	$119.7

        The accumulated benefit obligation for all defined pension plans was $4.83 billion at December 31, 2009 and 2008.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2009	2008

Projected benefit obligation	$4,742.5	$4,736.2
Accumulated benefit obligation	$4,670.1	$4,676.7
Fair value of plan assets	$3,315.4	$3,160.9

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2009	2008	2007	2009	2008	2007

Components of net periodic cost:
Service cost	$31.5	$33.9	$34.7	$.8	$1.1	$1.5
Interest cost	290.4	299.9	297.7	49.4	50.9	59.5
Expected return on plan assets	(220.2)	(276.6)	(278.0)	—	(.1)	(.2)
Amortization of actuarial losses (gains)	84.5	33.0	33.6	(11.1)	(10.6)	.4
Amortization of prior service cost (credit)	.6	.4	.5	(.6)	(.6)	(.2)
Settlement costs	—	3.0	—	—	—	—

Net periodic cost	$186.8	$93.6	$88.5	$38.5	$40.7	$61.0

Year Ended December 31, 2009	Pension Benefits	Postretirement Benefits

Other comprehensive income (loss):
Actuarial gains (losses)	$162.5	$(11.7)
Amortization of actuarial losses (gains)	84.5	(11.1)
Amortization of prior service cost (credit)	.6	(.6)
Share of equity investee	1.4	.1

	249.0	(23.3)
Deferred income taxes	(98.1)	9.2

Recognized in other comprehensive income (loss), net of tax	$150.9	$(14.1)

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $72.0 million and $.6 million, respectively. The estimated net actuarial gain and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $9.2 million and $.8 million, respectively.

	Pension Benefits		Postretirement Benefits

	2009	2008	2009	2008

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.7%	6.2%	5.6%	6.3%
Rate of compensation increase	2.7%	2.6%	N/A	N/A
Weighted average assumptions used to determine net periodic cost for the year ended December 31:
Discount rate	6.2%	6.2%	6.3%	6.3%
Expected long-term return on plan assets	7.0%	7.0%	2.0%	2.0%
Rate of compensation increase	2.6%	3.5%	N/A	N/A

N/A—not applicable

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The discount rate is determined based on the weighted average return of high quality bond portfolios, constructed to provide cash flows necessary to meet each of the Company's pension plans' expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.

        The following assumptions were also used in accounting for postretirement benefits.

	2009	2008

Projected health care cost trend rate for participants of age 65 and below	8.0%	8.5%
Projected health care cost trend rate for participants above age 65	9.0%	9.5%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2016	2016
Year ultimate trend rate is achieved for participants above age 65	2018	2018

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$1.0	$(.9)
Effect on the accumulated postretirement benefit obligation	$19.8	$(18.4)

Plan Assets

        The asset allocations for the Company's U.S. qualified defined benefit pension plan trusts and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company's U.S. pension plan trust which accounted for 73% of assets at December 31, 2009, is to invest between 78% - 90% in fixed income instruments, 10% - 18% in equity securities and the remainder in cash and other investments. At December 31, 2009, this trust was invested approximately 83% in long duration fixed income instruments and 14% in equity instruments. For the Company's U.S. pension plan trust which accounted for 20% of assets at December 31, 2009, the target asset allocation is 37% - 47% in long duration fixed income instruments, 47% - 57% in equity securities and the remainder in cash and other investments. At December 31, 2009, this trust was invested approximately 39% in fixed income instruments and 52% in equity instruments. Other trusts, which fund the Company's international pension plans accounted for 7% of assets at December 31, 2009 and are invested approximately 56% in fixed income instruments and 17% in equity instruments. Long duration fixed income investments consist of a diversified portfolio of investment grade fixed income instruments with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are regularly reviewed.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth the Company's pension plan assets categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value.

Asset Category	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total

Cash	$26.0	$—	$—	$26.0
Money market funds	—	133.1	—	133.1
Equity securities (d)	202.8	547.4	—	750.2
Fixed income securities:
U.S. treasury securities	99.6	—	—	99.6
Government related securities	48.6	166.8	—	215.4
Common collective funds (e)	—	285.7	—	285.7
Corporate bonds (f)	—	1,528.7	—	1,528.7
Mortgage-backed and asset-backed securities	—	337.1	5.2	342.3
Limited partnerships	—	—	77.0	77.0
Other	—	24.8	—	24.8

Total assets	$377.0	$3,023.6	$82.2	$3,482.8

(a)
Level 1 valuation is based on quoted prices for the asset in active markets.

(b)
Level 2 valuation is based on inputs that are observable other than quoted market prices in Level 1, such as quoted prices for the asset in inactive markets or quoted prices for similar assets.

(c)
Level 3 valuation is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset.

(d)
Assets categorized as Level 2 reflect investments in common collective funds.

(e)
Comprised of investment grade corporate bonds.

(f)
Securities of diverse industries, substantially all investment grade.

        Money market investments are carried at amortized cost which approximates fair value due to the short-term maturity of these investments. Investments in equity securities are reported at fair value based on quoted market prices on national security exchanges. The fair value of U.S. treasury securities is determined based on quoted market prices in active markets. The fair value of government related securities and corporate bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which incorporate certain other observable inputs including recent trading activity for comparable securities and broker quoted prices. The fair value of investments in common collective funds are determined using the Net Asset Value ("NAV") provided by the administrator of the fund. The NAV is determined by each fund's trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by the number of outstanding units. The fair value of mortgage-backed and asset-backed securities is based upon valuation models which incorporate available dealer quotes, projected cash flows and market information. Limited partnerships are valued using statements issued by the partnership which determine the value based on the fair value of the underlying investments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets at December 31, 2009.

	Limited Partnerships	Mortgage- backed Securities	Total

At January 1, 2009	$142.5	$5.5	$148.0

Actual return on investments:
Related to investments held at end of year	(56.8)	—	(56.8)
Related to investments sold during the year	.5	—	.5
Purchases, sales and settlements, net	(9.2)	(.3)	(9.5)

At December 31, 2009	$77.0	$5.2	$82.2

        The Company's other postretirement benefits plan assets of $4.8 million at December 31, 2009 were invested in securitized index funds, and were measured using Level 2 valuation.

Future Benefit Payments

        The estimated future benefit payments are as follows:

	2010	2011	2012	2013	2014	2015-2019

Pension	$445.8	$431.7	$426.6	$416.4	$404.8	$1,833.1
Postretirement	$100.8	$101.7	$100.1	$97.9	$95.3	$419.1
Retiree Medicare drug subsidy	$13.8	$14.4	$15.0	$15.4	$15.7	$80.4

        In 2010, the Company expects to contribute approximately $52 million primarily to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2010, the Company expects to contribute approximately $75 million to its other postretirement benefit plans, to satisfy the Company's portion of benefit payments due under these plans.

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $34.6 million (2009) and $37.6 million (2008). In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $40.0 million, $43.1 million and $38.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        Programming and talent commitments of the Company, estimated to aggregate $10.28 billion as of December 31, 2009, primarily include $6.63 billion for sports programming rights, $2.74 billion relating to television, radio, and film production and licensing and $906.3 million for talent contracts. A majority of such commitments is payable over several years, as part of the normal course of business.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company has long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders. At December 31, 2009, future minimum operating lease payments are estimated to aggregate $2.32 billion, of which $937.0 million relates to Outdoor billboards.

        The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $891.8 million as of December 31, 2009.

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

        At December 31, 2009, minimum rental payments under leases and minimum franchise payments are as follows:

			Guaranteed Minimum Franchise Payments
	Leases
	Capital	Operating

2010	$22.5	$334.9	$388.9
2011	22.1	278.9	370.0
2012	19.4	248.7	359.7
2013	12.2	225.5	314.8
2014	8.8	196.7	285.1
2015 and thereafter	48.6	1,034.0	279.6

Total minimum payments	$133.6	$2,318.7	$1,998.1
Less amounts representing interest	(28.4)

Present value of net minimum payments	$105.2

        Future minimum operating lease payments have been reduced by future minimum sublease income of $91.2 million. Rent expense was $617.1 million (2009), $647.5 million (2008) and $580.2 million (2007).

Guarantees

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2009, the outstanding letters of credit and surety bonds approximated $375.4 million and were not recorded on the Consolidated Balance Sheet.

        Prior to the separation of former Viacom Inc. into CBS Corp. and Viacom Inc. on December 31, 2005, former Viacom had entered into guarantees with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; Famous Players theater leases; certain UCI theater leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC. In connection with the separation, Viacom Inc. has agreed to indemnify the Company with respect to these guarantees. In addition, the Company and Viacom Inc. have agreed to indemnify each other with respect to certain other matters pursuant to the Separation Agreement between the parties.

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

Legal Matters

        Securities and Derivative Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, the defendants filed a motion to dismiss this action, which is pending. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

        On October 2, 2009, a shareholder derivative complaint, Hatcher v. Moonves, et al., was filed in the United States District Court for the Southern District of New York naming the Company, as a nominal defendant, members of its board of directors and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to timely write down the value of certain of the Company's assets and relates to the same or similar allegations in the Omaha Funds case. The complaint seeks, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained and the institution of certain reforms to the Company's internal control functions. On December 11, 2009, another shareholder derivative complaint, Iron Workers v. Redstone, et al., was filed in the United States District Court for the Southern District of New York naming the same defendants as the Hatcher action, and making similar claims and demands. On December 28, 2009, the Hatcher and Iron Workers actions were consolidated and, on February 16, 2010, the plaintiffs filed a consolidated amended complaint in the United States District Court for the Southern District of New York. The Company intends to ask the court to dismiss the consolidated complaint on various grounds.

        On December 22, 2009, another shareholder derivative complaint, Gray v. Redstone, et al., was filed in the Supreme Court, New York County, naming the same defendants as the Hatcher and Iron Workers actions, and making similar claims and demands. The Company intends to ask the court to dismiss the complaint on various grounds.

        Indecency Regulation.    In March 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ordered the Company to pay a forfeiture of $550,000 in the proceeding relating to the broadcast of a Super Bowl half-time show by the Company's television stations (the "Super Bowl Proceeding"). In May 2006,

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the FCC denied the Company's petition for reconsideration. In July 2006, the Company filed a Petition for Review of the forfeiture with the United States Court of Appeals for the Third Circuit and paid the $550,000 forfeiture in order to facilitate the Company's ability to bring the appeal. Oral argument was heard in September 2007. In July 2008, the Third Circuit vacated the FCC's order to have the Company pay the forfeiture and remanded the case to the FCC. On November 18, 2008, the FCC filed a petition for certiorari with the United States Supreme Court, seeking review of the Third Circuit's decision. The petition requested that the United States Supreme Court not act on the petition until it ruled in the "fleeting expletives case" mentioned below. On January 8, 2009, the Company filed its opposition to the FCC's petition for certiorari.

        In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010.

        Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

December 31, 2009, the Company had pending approximately 62,360 asbestos claims, as compared with approximately 68,520 as of December 31, 2008 and 72,120 as of December 31, 2007. During 2009, the Company received approximately 4,200 new claims and closed or moved to an inactive docket approximately 10,370 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2009 and 2008 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.8 million and $15.0 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

14) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value.

At December 31, 2009	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total

Assets:
Investments	$57.2	$—	$—	$57.2

Total Assets	$57.2	$—	$—	$57.2

Liabilities:
Deferred compensation	$—	$138.6	$—	$138.6
Foreign currency hedges	—	5.8	—	5.8

Total Liabilities	$—	$144.4	$—	$144.4

At December 31, 2008	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total

Assets:
Investments	$44.8	$100.5	$—	$145.3
Foreign currency hedges	—	10.9	—	10.9

Total Assets	$44.8	$111.4	$—	$156.2

Liabilities:
Deferred compensation	$—	$105.7	$—	$105.7

Total Liabilities	$—	$105.7	$—	$105.7

(a)
Level 1 valuation is based on quoted prices for the asset in active markets.

(b)
Level 2 valuation is based on inputs that are observable other than quoted market prices in Level 1, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities.

(c)
Level 3 valuation is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset.

        The fair value of Level 1 investments is determined based on publicly quoted market prices in active markets. The fair value of Level 2 investments is determined by reference to market prices for similar securities. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

        The Company's assets recorded at fair value on a non-recurring basis during 2009 consist of goodwill and intangible assets for which non-cash impairment charges were recorded to reduce the book value of the asset to its fair value as determined using other non-observable inputs (Level 3).

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        In connection with its 2009 annual impairment test, the Company recorded a non-cash impairment charge of $178.3 million to reduce the carrying value of FCC licenses in certain radio markets to their respective fair value. The estimated fair value is determined principally based on the present value of future cash flows. (See Note 3.) Also in 2009, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of FCC licenses by $20.7 million and the allocated goodwill by $11.0 million to their respective fair value, which was determined based on the price paid by the buyer.

        A reconciliation of the beginning and ending balances for FCC licenses is as follows:

Balance at December 31, 2008	$5,977.3

Impairment	(199.0)
Dispositions	(40.1)

Balance at December 31, 2009	$5,738.2

15) REPORTABLE SEGMENTS

        The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. In the fourth quarter of 2009, the Company realigned its management structure to more effectively pursue its long-term strategy of investing in content businesses and capitalizing on its strong local presence. As a result, the Company realigned its operating segments. Prior period results have been reclassified to conform to this presentation. The accounting policies of the segments are the same as those described in Note 1—Summary of Significant Accounting Policies.

Year Ended December 31,	2009	2008	2007

Revenues:
Entertainment	$6,976.7	$6,878.8	$6,566.3
Cable Networks	1,347.2	1,264.5	1,161.8
Publishing	793.5	857.7	886.1
Local Broadcasting	2,359.7	2,950.4	3,445.5
Outdoor	1,722.6	2,170.6	2,187.3
Eliminations	(185.1)	(171.6)	(174.1)

Total Revenues	$13,014.6	$13,950.4	$14,072.9

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Revenues generated between segments primarily reflect advertising sales and content licensing and distribution revenues. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2009	2008	2007

Intercompany Revenues:
Entertainment	$143.8	$132.9	$138.5
Cable Networks	1.5	2.4	—
Local Broadcasting	19.8	19.8	21.0
Outdoor	20.0	16.5	14.6

Total Intercompany Revenues	$185.1	$171.6	$174.1

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2009	2008	2007

Segment OIBDA before Impairment Charges:
Entertainment	$875.9	$1,022.8	$1,050.6
Cable Networks	461.0	389.5	326.3
Publishing	50.2	88.2	97.2
Local Broadcasting	512.9	820.0	1,235.2
Outdoor	168.7	467.4	620.9
Corporate	(147.1)	(157.1)	(159.0)
Residual costs	(115.7)	(79.2)	(96.5)
Eliminations	(2.2)	2.7	2.8

OIBDA before Impairment Charges	1,803.7	2,554.3	3,077.5
Impairment charges	(210.0)	(14,181.4)	—
Depreciation and amortization	(582.3)	(531.6)	(455.7)

Operating Income (Loss)	1,011.4	(12,158.7)	2,621.8
Interest expense	(542.0)	(546.6)	(570.9)
Interest income	6.0	42.2	116.1
Gain (loss) on early extinguishment of debt	(29.8)	8.4	—
Other items, net	(2.6)	79.6	(34.0)

Earnings (loss) from continuing operations before income taxes, and equity in loss of investee companies	443.0	(12,575.1)	2,133.0
(Provision) benefit for income taxes	(182.8)	919.3	(821.5)
Equity in loss of investee companies, net of tax	(33.7)	(17.6)	(80.7)

Net earnings (loss) from continuing operations	226.5	(11,673.4)	1,230.8

Loss from discontinued operations before income taxes	—	—	(17.0)
Benefit for income taxes	—	—	33.2

Net earnings from discontinued operations	—	—	16.2

Net earnings (loss)	$226.5	$(11,673.4)	$1,247.0

Year Ended December 31,	2009	2008	2007

Operating Income (Loss):
Entertainment	$699.9	$(2,914.1)	$959.0
Cable Networks	437.4	364.3	300.5
Publishing	42.5	78.7	88.1
Local Broadcasting	212.4	(6,809.1)	1,134.5
Outdoor	(96.9)	(2,631.7)	404.9
Corporate	(166.0)	(170.3)	(171.5)
Residual costs	(115.7)	(79.2)	(96.5)
Eliminations	(2.2)	2.7	2.8

Total Operating Income (Loss)	$1,011.4	$(12,158.7)	$2,621.8

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2009	2008	2007

Depreciation and Amortization:
Entertainment	$176.0	$140.1	$91.6
Cable Networks	23.6	25.2	25.8
Publishing	7.7	9.5	9.1
Local Broadcasting	90.5	99.7	100.7
Outdoor	265.6	243.9	216.0
Corporate	18.9	13.2	12.5

Total Depreciation and Amortization	$582.3	$531.6	$455.7

Year Ended December 31,	2009	2008	2007

Impairment Charges:
Entertainment	$—	$3,796.8	$—
Local Broadcasting	210.0	7,529.4	—
Outdoor	—	2,855.2	—

Total Impairment Charges	$210.0	$14,181.4	$—

Year Ended December 31,	2009	2008	2007

Stock-based Compensation:
Entertainment	$44.2	$47.4	$33.0
Cable Networks	6.3	8.6	6.6
Publishing	3.5	4.2	3.5
Local Broadcasting	20.7	27.0	25.9
Outdoor	5.6	7.3	5.3
Corporate	55.3	43.4	32.3

Total Stock-based Compensation	$135.6	$137.9	$106.6

Year Ended December 31,	2009	2008	2007

Capital Expenditures:
Entertainment	$72.4	$125.8	$129.2
Cable Networks	7.7	10.8	15.5
Publishing	5.3	9.5	12.0
Local Broadcasting	70.4	109.6	112.5
Outdoor	91.0	195.7	186.4
Corporate	14.8	22.7	13.5

Total Capital Expenditures	$261.6	$474.1	$469.1

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2009	2008

Assets:
Entertainment	$8,935.6	$8,546.2
Cable Networks	1,680.0	1,795.8
Publishing	1,142.7	1,222.0
Local Broadcasting	9,646.6	9,977.0
Outdoor	4,452.8	4,694.5
Corporate	1,100.2	867.0
Discontinued operations	92.3	105.3
Eliminations	(88.2)	(126.9)

Total Assets	$26,962.0	$27,080.9

        Information regarding the Company's consolidated revenues by type is as follows:

Year Ended December 31,	2009	2008	2007

Revenues by Type:
Advertising	$8,171.4	$9,239.9	$10,060.9
Content licensing and distribution	3,120.4	3,157.6	2,568.5
Affiliate and subscription fees	1,462.3	1,289.4	1,194.0
Other	260.5	263.5	249.5

Total Revenues	$13,014.6	$13,950.4	$14,072.9

        Information regarding the Company's operations by geographic area is as follows:

Year Ended December 31,	2009	2008	2007

Revenues(a):
United States	$11,154.0	$11,704.3	$12,350.2
International	1,860.6	2,246.1	1,722.7

Total Revenues	$13,014.6	$13,950.4	$14,072.9

At December 31,	2009	2008

Long-lived Assets(b):
United States	$20,352.3	$20,753.1
International	886.0	844.8

Total Long-lived Assets	$21,238.3	$21,597.9

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

16) OTHER ITEMS, NET

        For 2009, "Other items, net" reflected a net loss of $2.6 million principally consisting of foreign exchange gains of $11.1 million, $6.7 million of losses associated with securitizing accounts receivables and a non-cash charge of $7.7 million associated with other-than-temporary declines in the market value of the Company's investments.

        For 2008, "Other items, net" of $79.6 million principally consisted of foreign exchange gains of $32.3 million, $15.4 million of losses associated with securitizing accounts receivables, a gain of $129.8 million on the sale of the Company's investment in Sundance Channel, a non-cash charge of $71.1 million associated with other-than-temporary declines in the market value of the Company's investments and a gain of $3.7 million relating to radio station divestitures.

        For 2007, "Other items, net" reflected a net loss of $34.0 million principally consisting of foreign exchange gains of $8.0 million, $32.0 million of losses associated with securitizing accounts receivables, a non-cash charge of $24.8 million associated with an other-than-temporary decline in the market value of one of the Company's investments, a net gain of $10.0 million on television and radio station divestitures and gains of $3.9 million on the sale of investments.

17) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2009	2008	2007

Cash paid for interest, net of amounts capitalized	$514.3	$494.0	$516.8
Cash paid for income taxes:
Continuing operations	$55.8	$240.3	$524.9
Discontinued operations	—	—	(13.4)

Total	$55.8	$240.3	$511.5

Year Ended December 31,	2009	2008	2007

Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$—	$29.4	$9.6
Non-cash purchase of Company common stock (Note 2)	$—	$—	$64.0
Issuance of stock options for acquisitions	$—	$1.9	$—

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

18) QUARTERLY FINANCIAL DATA (unaudited):

2009	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (a)		Total Year

Revenues:
Entertainment		$1,817.6		$1,515.5		$1,828.3		$1,815.3		$6,976.7
Cable Networks		340.6		328.4		331.1		347.1		1,347.2
Publishing		161.7		181.4		230.4		220.0		793.5
Local Broadcasting		510.4		579.5		589.8		680.0		2,359.7
Outdoor		379.9		434.1		424.9		483.7		1,722.6
Eliminations		(50.3)		(32.6)		(54.5)		(47.7)		(185.1)

Total Revenues		$3,159.9		$3,006.3		$3,350.0		$3,498.4		$13,014.6

Segment OIBDA before Impairment Charges:
Entertainment		$151.1		$209.5		$324.5		$190.8		$875.9
Cable Networks		83.4		96.9		127.9		152.8		461.0
Publishing		.1		8.1		28.4		13.6		50.2
Local Broadcasting		54.1		100.6		130.7		227.5		512.9
Outdoor		25.1		42.2		32.6		68.8		168.7
Corporate		(28.5)		(34.7)		(34.8)		(49.1)		(147.1)
Residual costs (b)		(36.0)		(35.9)		(7.9)		(35.9)		(115.7)
Eliminations		.5		.7		(4.1)		.7		(2.2)

OIBDA before Impairment Charges		249.8		387.4		597.3		569.2		1,803.7
Impairment charges		—		—		(31.7)		(178.3)		(210.0)
Depreciation and amortization		(142.3)		(145.2)		(147.4)		(147.4)		(582.3)

Total Operating Income		$107.5		$242.2		$418.2		$243.5		$1,011.4

Operating Income (Loss):
Entertainment		$107.0		$165.7		$280.3		$146.9		$699.9
Cable Networks		77.4		91.0		122.0		147.0		437.4
Publishing		(2.1)		6.1		26.6		11.9		42.5
Local Broadcasting		31.9		78.9		75.8		25.8		212.4
Outdoor		(38.2)		(24.8)		(34.9)		1.0		(96.9)
Corporate		(33.0)		(39.5)		(39.6)		(53.9)		(166.0)
Residual costs (b)		(36.0)		(35.9)		(7.9)		(35.9)		(115.7)
Eliminations		.5		.7		(4.1)		.7		(2.2)

Total Operating Income		$107.5		$242.2		$418.2		$243.5		$1,011.4

Net earnings (loss)		$(55.3)		$15.4		$207.6		$58.8		$226.5
Basic earnings (loss) per common share		$(.08)	$	..02	$	..31	$	..09	$	..34
Diluted earnings (loss) per common share		$(.08)		$.02		$.30		$.09		$.33
Weighted average number of common shares outstanding:
Basic		671.5		673.4		674.8		674.8		673.6
Diluted		671.5		680.2		685.1		690.3		682.9
Dividends per common share	$	..05	$	..05	$	..05	$	..05	$	..20

(a)
As a result of the Company's annual impairment test, the Company recorded a non-cash impairment charge of $178.3 million to reduce the carrying value of FCC licenses in certain radio markets. (See Note 3.)

(b)
Residual costs for the third quarter of 2009 include a settlement of $28.0 million related to the favorable resolution of certain disputes regarding a previously disposed business.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2008	First Quarter		Second Quarter		Third Quarter (a)		Fourth Quarter		Total Year

Revenues:
Entertainment		$1,953.9		$1,555.1		$1,623.8		$1,746.0	$6,878.8
Cable Networks		317.5		313.9		312.4		320.7	1,264.5
Publishing		201.6		186.0		225.0		245.1	857.7
Local Broadcasting		733.3		775.4		705.9		735.8	2,950.4
Outdoor		496.9		598.1		549.3		526.3	2,170.6
Eliminations		(49.1)		(34.8)		(40.7)		(47.0)	(171.6)

Total Revenues		$3,654.1		$3,393.7		$3,375.7		$3,526.9	$13,950.4

Segment OIBDA before Impairment Charges:
Entertainment		$294.5		$291.7		$262.5		$174.1	$1,022.8
Cable Networks		85.1		97.6		102.0		104.8	389.5
Publishing		17.1		17.0		25.8		28.3	88.2
Local Broadcasting		191.6		264.2		190.7		173.5	820.0
Outdoor		101.5		153.6		113.9		98.4	467.4
Corporate		(26.0)		(41.9)		(38.5)		(50.7)	(157.1)
Residual costs		(22.4)		(22.5)		(18.3)		(16.0)	(79.2)
Eliminations		.6		.7		.7		.7	2.7

OIBDA before Impairment Charges		642.0		760.4		638.8		513.1	2,554.3
Impairment charges		—		—		(14,117.2)		(64.2)	(14,181.4)
Depreciation and amortization		(117.8)		(123.4)		(139.7)		(150.7)	(531.6)

Total Operating Income (Loss)		$524.2		$637.0		$(13,618.1)		$298.2	$(12,158.7)

Operating Income (Loss):
Entertainment		$269.9		$265.6		$(3,574.7)		$125.1	$(2,914.1)
Cable Networks		78.6		91.3		95.8		98.6	364.3
Publishing		14.6		14.6		23.4		26.1	78.7
Local Broadcasting		168.0		239.9		(7,299.8)		82.8	(6,809.1)
Outdoor		44.1		92.4		(2,803.4)		35.2	(2,631.7)
Corporate		(29.2)		(45.0)		(41.8)		(54.3)	(170.3)
Residual costs		(22.4)		(22.5)		(18.3)		(16.0)	(79.2)
Eliminations		.6		.7		.7		.7	2.7

Total Operating Income (Loss)		$524.2		$637.0		$(13,618.1)		$298.2	$(12,158.7)

Net earnings (loss)		$244.3		$408.4		$(12,462.2)		$136.1	$(11,673.4)
Basic earnings (loss) per common share	$	..37	$	..61		$(18.58)	$	..20	$(17.43)
Diluted earnings (loss) per common share		$.36		$.61		$(18.58)		$.20	$(17.43)
Weighted average number of common shares outstanding:
Basic		667.9		669.4		670.9		670.9	669.8
Diluted		673.8		674.3		670.9		674.7	669.8
Dividends per common share	$	..25	$	..27	$	..27	$	..27	$1.06

(a)
As a result of the interim impairment test performed during the third quarter of 2008, the Company recorded a non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill and intangible assets. The charge is comprised of $3.80 billion for Entertainment, $7.46 billion for Local Broadcasting and $2.86 billion for Outdoor. (See Note 3.)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

19) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s debt securities. (See Note 8.) The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Year Ended December 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$116.4	$92.2	$12,806.0	$—	$13,014.6

Expenses:
Operating	70.1	74.4	8,555.2	—	8,699.7
Selling, general and administrative	145.4	180.4	2,162.6	—	2,488.4
Restructuring charges	—	—	22.8	—	22.8
Impairment charges	—	—	210.0	—	210.0
Depreciation and amortization	4.0	10.7	567.6	—	582.3

Total expenses	219.5	265.5	11,518.2	—	12,003.2

Operating income (loss)	(103.1)	(173.3)	1,287.8	—	1,011.4
Interest (expense) income, net	(578.1)	(313.9)	356.0	—	(536.0)
Loss on early extinguishment of debt	(29.8)	—	—	—	(29.8)
Other items, net	(9.0)	(14.2)	20.6	—	(2.6)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(720.0)	(501.4)	1,664.4	—	443.0
(Provision) benefit for income taxes	303.4	198.5	(684.7)	—	(182.8)
Equity in earnings (loss) of investee companies, net of tax	643.1	745.0	(33.7)	(1,388.1)	(33.7)

Net earnings	$226.5	$442.1	$946.0	$(1,388.1)	$226.5

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$158.7	$65.2	$13,849.0	$—	$14,072.9

Expenses:
Operating	80.2	43.2	8,205.9	—	8,329.3
Selling, general and administrative	133.7	184.8	2,347.6	—	2,666.1
Depreciation and amortization	5.6	4.6	445.5	—	455.7

Total expenses	219.5	232.6	10,999.0	—	11,451.1

Operating income (loss)	(60.8)	(167.4)	2,850.0	—	2,621.8
Interest (expense) income, net	(605.5)	(275.0)	425.7	—	(454.8)
Other items, net	(33.0)	5.0	(6.0)	—	(34.0)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(699.3)	(437.4)	3,269.7	—	2,133.0
(Provision) benefit for income taxes	276.6	173.0	(1,271.1)	—	(821.5)
Equity in earnings (loss) of investee companies, net of tax	1,669.7	714.7	(71.5)	(2,393.6)	(80.7)

Net earnings from continuing operations	1,247.0	450.3	1,927.1	(2,393.6)	1,230.8
Net earnings from discontinued operations	—	16.2	—	—	16.2

Net earnings	$1,247.0	$466.5	$1,927.1	$(2,393.6)	$1,247.0

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$247.5	$.5	$468.7	$—	$716.7
Receivables, net	28.6	32.0	2,839.6	—	2,900.2
Programming and other inventory	3.1	6.1	1,075.8	—	1,085.0
Prepaid expenses and other current assets	50.4	71.7	826.6	(13.7)	935.0

Total current assets	329.6	110.3	5,210.7	(13.7)	5,636.9

Property and equipment	38.5	78.0	4,881.5	—	4,998.0
Less accumulated depreciation and amortization	6.5	33.3	2,099.5	—	2,139.3

Net property and equipment	32.0	44.7	2,782.0	—	2,858.7

Programming and other inventory	5.9	68.3	1,390.0	—	1,464.2
Goodwill	100.3	63.0	8,504.2	—	8,667.5
Intangible assets	255.1	—	6,498.6	—	6,753.7
Investments in consolidated subsidiaries	33,401.0	5,842.5	—	(39,243.5)	—
Other assets	256.9	29.8	1,294.3	—	1,581.0

Total Assets	$34,380.8	$6,158.6	$25,679.8	$(39,257.2)	$26,962.0

Liabilities and Stockholders' Equity
Accounts payable	$2.1	$35.4	$398.9	$—	$436.4
Participants' share and royalties payable	—	17.6	937.4	—	955.0
Program rights	5.7	8.2	715.3	—	729.2
Current portion of long-term debt	424.6	—	19.0	—	443.6
Accrued expenses and other current liabilities	341.9	280.2	1,574.3	(14.1)	2,182.3

Total current liabilities	774.3	341.4	3,644.9	(14.1)	4,746.5

Long-term debt	6,412.2	—	141.1	—	6,553.3
Other liabilities	3,106.6	804.7	2,734.5	(3.0)	6,642.8
Intercompany	10,359.0	(5,218.0)	(10,187.1)	5,046.1	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,479.2	—	61,434.8	(61,434.8)	43,479.2
Retained earnings (deficit)	(25,662.4)	10,438.7	(28,890.7)	13,742.7	(30,371.7)
Accumulated other comprehensive income (loss)	(395.5)	.1	338.1	(338.2)	(395.5)

	17,422.1	10,561.6	34,146.3	(49,417.2)	12,712.8
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	13,728.7	10,230.5	29,346.4	(44,286.2)	9,019.4

Total Liabilities and Stockholders' Equity	$34,380.8	$6,158.6	$25,679.8	$(39,257.2)	$26,962.0

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$108.6	$.8	$310.1	$—	$419.5
Receivables, net	26.1	37.6	2,686.2	—	2,749.9
Programming and other inventory	4.8	7.2	1,015.3	—	1,027.3
Prepaid expenses and other current assets	80.7	70.6	921.0	(53.1)	1,019.2

Total current assets	220.2	116.2	4,932.6	(53.1)	5,215.9

Property and equipment	45.7	66.5	4,787.3	—	4,899.5
Less accumulated depreciation and amortization	13.9	25.0	1,852.3	—	1,891.2

Net property and equipment	31.8	41.5	2,935.0	—	3,008.3

Programming and other inventory	6.6	36.4	1,535.1	—	1,578.1
Goodwill	100.3	63.0	8,484.5	—	8,647.8
Intangible assets	255.1	—	6,849.1	—	7,104.2
Investments in consolidated subsidiaries	32,758.2	5,097.3	—	(37,855.5)	—
Other assets	245.2	57.9	1,223.5	—	1,526.6

Total Assets	$33,617.4	$5,412.3	$25,959.8	$(37,908.6)	$27,080.9

Liabilities and Stockholders' Equity
Accounts payable	$3.6	$54.1	$405.1	$—	$462.8
Participants' share and royalties payable	—	16.8	945.5	—	962.3
Program rights	5.9	8.9	825.3	—	840.1
Current portion of long-term debt	5.1	—	16.2	—	21.3
Accrued expenses and other current liabilities	511.4	319.1	1,737.4	(53.5)	2,514.4

Total current liabilities	526.0	398.9	3,929.5	(53.5)	4,800.9

Long-term debt	6,813.6	—	161.2	—	6,974.8
Other liabilities	3,289.4	912.5	2,506.6	(.6)	6,707.9
Intercompany	9,681.8	(5,687.5)	(9,068.3)	5,074.0	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,495.0	—	61,434.8	(61,434.8)	43,495.0
Retained earnings (deficit)	(25,888.9)	9,996.6	(29,836.7)	15,130.8	(30,598.2)
Accumulated other comprehensive income (loss)	(606.9)	.1	368.5	(368.6)	(606.9)

	17,000.0	10,119.5	33,230.7	(48,059.5)	12,290.7
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	13,306.6	9,788.4	28,430.8	(42,928.5)	8,597.3

Total Liabilities and Stockholders' Equity	$33,617.4	$5,412.3	$25,959.8	$(37,908.6)	$27,080.9

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(564.2)	$(139.0)	$1,642.6	$—	$939.4

Investing Activities:
Acquisitions, net of cash acquired	—	—	(26.1)	—	(26.1)
Capital expenditures	—	(14.8)	(246.8)	—	(261.6)
Investments in and advances to investee companies	—	1.2	(56.8)	—	(55.6)
Purchases of marketable securities	—	(35.6)	—	—	(35.6)
Proceeds from dispositions	—	—	128.8	—	128.8
Proceeds from sales of investments	—	—	1.4	—	1.4
Other investing activities	(.5)	—	—	—	(.5)

Net cash flow used for investing activities	(.5)	(49.2)	(199.5)	—	(249.2)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(1.5)	—	(1.5)
Repayment of senior notes	(1,007.5)	—	—	—	(1,007.5)
Proceeds from issuance of senior notes	974.4	—	—	—	974.4
Payment of capital lease obligations	—	—	(15.6)	—	(15.6)
Dividends	(297.3)	—	—	—	(297.3)
Purchase of Company common stock	(18.7)	—	—	—	(18.7)
Other financing activities	(26.8)	—	—	—	(26.8)
Increase (decrease) in intercompany	1,079.5	187.9	(1,267.4)	—	—

Net cash flow provided by (used for) financing activities	703.6	187.9	(1,284.5)	—	(393.0)

Net increase (decrease) in cash and cash equivalents	138.9	(.3)	158.6	—	297.2
Cash and cash equivalents at beginning of year	108.6	.8	310.1	—	419.5

Cash and cash equivalents at end of year	$247.5	$.5	$468.7	$—	$716.7

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(598.9)	$(166.6)	$2,912.0	$—	$2,146.5

Investing Activities:
Acquisitions, net of cash acquired	(1,814.5)	—	(220.8)	—	(2,035.3)
Capital expenditures	—	(22.7)	(451.4)	—	(474.1)
Investments in and advances to investee companies	—	—	(40.2)	—	(40.2)
Proceeds from dispositions	3.9	(7.0)	201.3	—	198.2
Proceeds from sales of investments	.3	28.6	183.8	—	212.7
Net payments to Viacom Inc. related to the Separation	—	—	(7.7)	—	(7.7)
Other investing activities	(1.6)	(6.4)	.3	—	(7.7)

Net cash flow used for investing activities	(1,811.9)	(7.5)	(334.7)	—	(2,154.1)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(5.3)	—	(5.3)
Repayment of senior notes	(183.2)	—	—	—	(183.2)
Payment of capital lease obligations	—	—	(17.2)	—	(17.2)
Dividends	(705.4)	—	—	—	(705.4)
Purchase of Company common stock	(46.4)	—	—	—	(46.4)
Proceeds from exercise of stock options	31.2	—	—	—	31.2
Other financing activities	6.5	—	—	—	6.5
Increase (decrease) in intercompany	2,683.8	174.1	(2,857.9)	—	—

Net cash flow provided by (used for) financing activities	1,786.5	174.1	(2,880.4)	—	(919.8)

Net decrease in cash and cash equivalents	(624.3)	—	(303.1)	—	(927.4)
Cash and cash equivalents at beginning of year	732.9	.8	613.2	—	1,346.9

Cash and cash equivalents at end of year	$108.6	$.8	$310.1	$—	$419.5

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2007
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(600.4)	$(155.8)	$2,941.4	$—	$2,185.2

Investing Activities:
Acquisitions, net of cash acquired	(351.6)	—	(58.4)	—	(410.0)
Capital expenditures	—	(13.5)	(455.6)	—	(469.1)
Investments in and advances to investee companies	(4.6)	—	(37.7)	—	(42.3)
Proceeds from dispositions	—	—	562.2	—	562.2
Proceeds from sales of investments	6.9	—	42.1	—	49.0
Net receipts from Viacom Inc. related to the Separation	170.0	—	2.5	—	172.5
Other investing activities	(1.6)	—	4.2	—	2.6

Net cash flow (used for) provided by investing activities	(180.9)	(13.5)	59.3	—	(135.1)

Financing Activities:
Borrowings from banks, including commercial paper, net	—	—	1.7	—	1.7
Repayment of senior notes	(660.0)	—	—	—	(660.0)
Proceeds from issuance of senior notes	678.0	—	—	—	678.0
Payment of capital lease obligations	—	—	(16.8)	—	(16.8)
Dividends	(640.3)	—	—	—	(640.3)
Purchase of Company common stock	(1,950.7)	—	(1,400.6)	—	(3,351.3)
Proceeds from exercise of stock options	201.7	—	—	—	201.7
Other financing activities	8.9	—	.3	—	9.2
Increase (decrease) in intercompany	2,332.8	169.6	(2,502.4)	—	—

Net cash flow (used for) provided by financing activities	(29.6)	169.6	(3,917.8)	—	(3,777.8)

Net (decrease) increase in cash and cash equivalents	(810.9)	.3	(917.1)	—	(1,727.7)
Cash and cash equivalents at beginning of year	1,543.8	.5	1,530.3	—	3,074.6

Cash and cash equivalents at end of year	$732.9	$.8	$613.2	$—	$1,346.9

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

        Management's Report on Internal Control Over Financial Reporting is incorporated herein by reference to Item 8 on page II-40 of this report.

Item 9B.    Other Information.

        On February 23, 2010, the Company entered into a new employment agreement (the "Agreement") with Leslie Moonves, the Company's President and Chief Executive Officer. The Agreement extends Mr. Moonves' term of employment to February 22, 2015 on the following terms:

  Annual Cash Compensation.    Mr. Moonves' annual salary will remain $3.5 million. Commencing with the bonus for the 2010 calendar year, Mr. Moonves' target bonus will be $12.0 million, with actual bonus to be determined by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"). Mr. Moonves' salary and target bonus will be subject to an annual review and may be increased from time to time.

  Equity Awards.

  Stock Options.    Mr. Moonves will receive an option to purchase 3.0 million shares of the Company's Class B Common Stock on the third trading day following the Company's public announcement of the Agreement (the "2010 Grant Date") with an exercise price equal to the closing price of the Class B Common Stock on the New York Stock Exchange on that day. On the first anniversary of the 2010 Grant Date, Mr. Moonves will receive an additional option to purchase not less than 3.0 million shares of Class B Common Stock and not more than 4.0 million shares of Class B Common Stock as determined by the Compensation Committee under the Agreement. Both the 2010 and 2011 stock option grants will be subject to time-based vesting conditions. At the discretion of the Compensation Committee, Mr. Moonves will also be considered for stock option grants in 2012, 2013 and 2014 when other senior members of the Company's management team are considered for annual equity grants.

  Restricted Stock Units.    On the effective date of the Agreement, and on each of the first, second, third and fourth anniversaries thereafter, Mr. Moonves receives grants of restricted stock units (the "RSUs") with a grant date value as follows: $8.0 million in 2010, $8.5 million in 2011, $9.0 million in 2012, $9.5 million in 2013 and $10.0 million in 2014. One-half of the RSUs will be subject to performance- and time-based vesting conditions based on the Company's budgeted free cash flow and the other half of the RSUs will be subject to time-based vesting conditions.

  Benefits.    Similar to his prior employment agreement, Mr. Moonves will be eligible to participate in arrangements for benefits, business expenses and perquisites. Mr. Moonves will also receive life insurance at an annual premium cost not to exceed $150,000. Additionally, the limitation on eligible compensation taken into account for purposes of calculating Mr. Moonves' benefit under the non-qualified pension plan in which he actively participates (the "SERP") will be increased to an amount equal to his salary.

  Termination Payments.    If Mr. Moonves resigns his employment for "good reason," or if the Company terminates his employment without "cause," each as defined in the Agreement, Mr. Moonves will be entitled to receive severance payments and benefits similar to his prior employment agreement, including the vesting of his unvested and outstanding stock options and RSUs, and (i) in each case Mr. Moonves will receive severance payments in an amount equal to three times the sum of his salary at termination and the average annual bonus paid with respect to the three prior calendar years; and (ii) Mr. Moonves will receive up to three additional years of age and service credit under the SERP. If Mr. Moonves voluntarily resigns without good reason or his employment is terminated by the Company for cause, he will not be entitled to receive any severance payments or benefits.

  Restrictive Covenants.    Mr. Moonves will continue to be subject to certain restrictive covenants imposing non-competition obligations, restricting solicitation of employees, and protecting confidential information and the Company's ownership of work product, including for specified periods following termination of employment. In the event of breach of any such provisions by Mr. Moonves, the Agreement provides the Company equitable relief, including injunctive relief, and other legal remedies.

  Senior Advisor/Producer.    As with Mr. Moonves' prior employment agreement, the Agreement provides incentives for Mr. Moonves to continue his employment with the Company for a three year period as a Senior Advisor/Producer (the "Advisor/Producer Period") upon the expiration of the Agreement on February 22, 2015, or earlier if Mr. Moonves resigns for good reason or the Company terminates his employment without cause. During the Advisor/Producer Period, Mr. Moonves will receive an annual salary of $3.0 million and, upon commencement of the Advisor/Producer Period, a grant of RSUs having a value equal to $9.0 million which will be subject to time-based vesting conditions.

        The foregoing description of the Agreement is qualified in its entirety by reference to the text of the Agreement, a copy of which is filed as Exhibit 10(q) to this report on Form 10-K.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2010 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

Date: February 25, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LESLIE MOONVES Leslie Moonves	President Chief Executive Officer Director	February 25, 2010
/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello	Executive Vice President Chief Financial Officer (Chief Accounting Officer)	February 25, 2010
* David R. Andelman	Director	February 25, 2010
* Joseph A. Califano, Jr.	Director	February 25, 2010
* William S. Cohen	Director	February 25, 2010
* Gary L. Countryman	Director	February 25, 2010
* Charles K. Gifford	Director	February 25, 2010

Signature		Title	Date

* Leonard Goldberg		Director	February 25, 2010
* Bruce S. Gordon		Director	February 25, 2010
* Linda M. Griego		Director	February 25, 2010
* Arnold Kopelson		Director	February 25, 2010
* Doug Morris		Director	February 25, 2010
* Shari Redstone		Director	February 25, 2010
* Sumner M. Redstone		Director	February 25, 2010
* Frederic V. Salerno		Director	February 25, 2010
*By:	/s/ LOUIS J. BRISKMAN Louis J. Briskman Attorney-in-Fact for Directors		February 25, 2010

 INDEX TO EXHIBITS
ITEM 15(b)

        Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
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

Exhibit No.		Description of Document
	(f)	Fifth Supplemental Indenture to 1995 Indenture dated as of January 17, 2001 among CBS Corporation (formerly known as Viacom Inc.), CBS Operations Inc. (formerly known as Viacom International Inc.) and Deutsche Bank Trust Company Americas (successor Trustee to Citibank, N.A.) (incorporated by reference to Exhibit 4(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).

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
Form of Terms and Conditions for Performance-Based Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan granted in 2007 (incorporated by reference to Exhibit 10(c)(vi) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2007) (File No. 001-09553).*
(iv)
Form of Terms and Conditions for Performance Share Units under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2008) (File No. 001-09553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
(v) Stock Option Award Agreement effective September 22, 2008 between CBS Corporation and Sumner M. Redstone (incorporated by reference to the Current Report on Form 8-K of CBS Corporation filed September 24, 2008) (File No. 001-09553).*
	(d)	CBS Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Annex A to CBS Corporation's Proxy Statement dated April 24, 2009) (File No. 00-09553).*
	(e)	Forms of Certificate and Terms and Conditions for Equity Awards for:
(i) Stock Options (File No. 001-09553) (filed herewith).*
(ii) Performance-Based Restricted Share Units with Time Vesting (File No. 001-09553) (filed herewith).*
(iii) Restricted Share Units with Time Vesting (File No. 001-09553) (filed herewith).*
(f)
CBS Corporation Senior Executive Short-Term Incentive Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by the First Amendment to the CBS Corporation Senior Executive Short-Term Incentive Plan effective January 1, 2009) (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(g)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(h)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(i)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
	(j)	Summary of CBS Corporation Compensation for Outside Directors (filed herewith).*
	(k)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed September 18, 2009) (File No. 001-09553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(l)	Former Viacom Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(m)
CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by the First Amendment to the CBS Corporation Deferred Compensation Plan for Outside Directors, effective as of January 1, 2009) (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(n)
CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through June 9, 2009) (incorporated by reference to Annex B to CBS Corporation's Proxy Statement dated April 24, 2009) (File No. 001-09553).*
	(o)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through January 29, 2010) (filed herewith).*
(p)
Employment Agreement dated December 29, 2005 between CBS Corporation and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 30, 2005) (File No. 001-09553), as amended by a Letter Agreement dated March 13, 2007 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed March 16, 2007) (File No. 001-09553), as amended by a 409A Letter Agreement dated December 10, 2008 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
	(q)	Employment Agreement dated February 23, 2010 between CBS Corporation and Leslie Moonves (filed herewith).*
(r)
Employment Agreement dated September 16, 2008 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed September 22, 2008) (File No. 001-09553), as amended by a 409A Letter Agreement dated December 4, 2008 (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(s)
Employment Agreement dated as of July 20, 2009 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 2, 2009) (File No. 001-09553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(t)	Employment Agreement dated August 15, 2005 between CBS Corporation and Fredric G. Reynolds (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4/A of Former Viacom filed November 23, 2005) (File No. 333-128821), as amended by a 409A Letter Agreement dated December 19, 2008 (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(u)
Consulting Agreement effective as of August 18, 2009 between CBS Corporation and Fredric G. Reynolds (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2009) (File No. 001-09553).*
	(v)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
(i)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(r)(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(ii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(r)(ii) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(iii)
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
Westinghouse Executive Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(w)(x) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(r)(v) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(w)	Infinity Broadcasting Corporation ("Infinity") Stock Plan for Directors assumed by Former Viacom after the merger with Infinity (effective as of February 24, 2000) (incorporated by reference to Exhibit 10(aa)(ii) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(x)
CBS Corporation Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(y)
Three-Year Credit Agreement, dated as of November 4, 2009, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank AG New York Branch, Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc, and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2009) (File No. 001-09553).
(z)
Agreement among Former Viacom, NAIRI, Inc. and National Amusements, Inc. dated as of October 28, 2004 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended September 30, 2004) (File No. 001-09553).
(12)		Statement re Computations of Ratios (filed herewith).
(21)		Subsidiaries of CBS Corporation (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(101)	The following furnished materials from CBS Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

F-1

CBS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful
accounts:
Year ended December 31, 2009	$143.9	$—	$47.2	$1.0	$49.5	$142.6
Year ended December 31, 2008	$141.3	$—	$40.3	$6.9	$44.6	$143.9
Year ended December 31, 2007	$152.6	$—	$29.4	$1.7	$42.4	$141.3
Valuation allowance on
deferred tax assets:
Year ended December 31, 2009	$191.2	$—	$33.6	$—	$—	$224.8
Year ended December 31, 2008	$126.6	$49.7	$14.9	$—	$—	$191.2
Year ended December 31, 2007	$139.1	$—	$—	$—	$12.5	$126.6
Reserves for inventory
obsolescence:
Year ended December 31, 2009	$26.9	$—	$18.7	$—	$16.2	$29.4
Year ended December 31, 2008	$18.2	$—	$17.5	$—	$8.8	$26.9
Year ended December 31, 2007	$22.8	$—	$15.4	$—	$20.0	$18.2

F-2