Form 10-Q
period 2010-03-31
CBS CORP
filed 2010-05-05
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

Number of shares of common stock outstanding at April 30, 2010:

         Class A Common Stock, par value $.001 per share – 51,359,803

         Class B Common Stock, par value $.001 per share – 628,603,214

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2010		2009

Revenues		$3,530.9		$3,159.9

Expenses:
Operating		2,563.5		2,313.1
Selling, general and administrative		616.1		596.2
Restructuring charges		57.1		.8
Depreciation and amortization		140.8		142.3

Total expenses		3,377.5		3,052.4

Operating income		153.4		107.5
Interest expense		(138.0)		(133.2)
Interest income		1.1		1.6
Gain on early extinguishment of debt		2.4		.7
Other items, net		(13.1)		(11.9)

Earnings (loss) before income taxes and equity in loss of investee companies		5.8		(35.3)
Provision for income taxes		(21.0)		(8.8)
Equity in loss of investee companies, net of tax		(11.0)		(11.2)

Net loss		$(26.2)		$(55.3)

Basic and diluted net loss per common share		$(.04)		$(.08)
Basic and diluted weighted average number of common shares outstanding		676.3		671.5
Dividends per common share	$	..05	$	..05

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2010	At December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$872.7	$716.7
Receivables, less allowances of $136.7 (2010) and $142.6 (2009)	3,198.7	2,900.2
Programming and other inventory (Note 4)	604.8	1,085.0
Deferred income tax assets, net	307.2	303.4
Prepaid income taxes	14.8	—
Prepaid expenses and other current assets	702.1	630.4
Current assets of discontinued operations	4.9	1.2

Total current assets	5,705.2	5,636.9

Property and equipment:
Land	329.3	329.3
Buildings	709.1	706.6
Capital leases	196.3	196.3
Advertising structures	2,037.0	2,039.8
Equipment and other	1,714.7	1,726.0

	4,986.4	4,998.0
Less accumulated depreciation and amortization	2,200.8	2,139.3

Net property and equipment	2,785.6	2,858.7

Programming and other inventory (Note 4)	1,402.2	1,464.2
Goodwill	8,663.3	8,667.5
Intangible assets (Note 3)	6,713.7	6,753.7
Other assets	1,397.9	1,489.9
Assets of discontinued operations	88.2	91.1

Total Assets	$26,756.1	$26,962.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$335.6	$436.4
Accrued compensation	216.8	320.7
Participants' share and royalties payable	1,026.9	955.0
Program rights	885.8	729.2
Deferred revenue	387.3	461.5
Income taxes payable	—	4.0
Current portion of long-term debt (Note 6)	442.5	443.6
Accrued expenses and other current liabilities	1,397.6	1,376.9
Current liabilities of discontinued operations	19.8	19.2

Total current liabilities	4,712.3	4,746.5

Long-term debt (Note 6)	6,528.3	6,553.3
Pension and postretirement benefit obligations	2,115.4	2,117.4
Deferred income tax liabilities, net	610.7	631.9
Other liabilities	3,486.6	3,636.6
Liabilities of discontinued operations	256.7	256.9
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 51.4 (2010) and 51.8 (2009) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 747.1 (2010) and 743.4 (2009) shares issued	.7	.7
Additional paid-in capital	43,456.2	43,479.2
Accumulated deficit	(30,397.9)	(30,371.7)
Accumulated other comprehensive loss (Note 1)	(323.8)	(395.5)

	12,735.3	12,712.8
Less treasury stock, at cost; 120.2 (2010) and 120.4 (2009) Class B Shares	3,689.2	3,693.4

Total Stockholders' Equity	9,046.1	9,019.4

Total Liabilities and Stockholders' Equity	$26,756.1	$26,962.0

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2010	2009

Operating Activities:
Net loss	$(26.2)	$(55.3)
Adjustments to reconcile net loss to net cash flow provided by (used for) operating activities:
Depreciation and amortization	140.8	142.3
Stock-based compensation	32.6	32.9
Equity in loss of investee companies, net of tax and distributions	11.0	12.7
Decrease to accounts receivable securitization program (Note 6)	—	(300.0)
Change in assets and liabilities, net of effects of acquisitions	542.5	145.9

Net cash flow provided by (used for) operating activities	700.7	(21.5)

Investing Activities:
Acquisitions, net of cash acquired	(1.6)	(6.7)
Capital expenditures	(40.9)	(74.2)
Investments in and advances to investee companies	(31.2)	(12.5)
Purchases of marketable securities	—	(35.6)
Proceeds from dispositions	.2	21.6
Other investing activities	(.1)	(.3)

Net cash flow used for investing activities	(73.6)	(107.7)

Financing Activities:
Borrowings from banks, including commercial paper, net	—	293.1
Repayment of notes	(17.2)	(151.9)
Payment of capital lease obligations	(4.0)	(3.9)
Dividends	(36.6)	(184.4)
Purchase of Company common stock	(24.7)	(4.0)
Proceeds from exercise of stock options	2.2	—
Excess tax benefit from stock-based compensation	9.6	.4
Decrease to accounts receivable securitization program (Note 6)	(400.0)	—
Other financing activities	(.4)	—

Net cash flow used for financing activities	(471.1)	(50.7)

Net increase (decrease) in cash and cash equivalents	156.0	(179.9)
Cash and cash equivalents at beginning of period	716.7	419.5

Cash and cash equivalents at end of period	$872.7	$239.6

Supplemental disclosure of cash flow information
Cash paid for interest	$131.5	$169.0
Cash paid for income taxes	$17.9	$47.4

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Studios International and CBS Television Distribution; CBS Films and CBS Interactive), Cable Networks (Showtime Networks, Smithsonian Networks and CBS College Sports Network), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor (CBS Outdoor).

Basis of Presentation—The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2010, stock options to purchase 49.8 million shares of Class B Common Stock and 21.8 million RSUs and PSUs were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss. For the three months ended March 31, 2009, stock options to purchase 45.2 million shares of Class B Common Stock and 22.8 million RSUs, PSUs and restricted shares were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Comprehensive Income (Loss)—Total comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income (loss) ("OCI") items listed in the table below.

	Three Months Ended March 31,
	2010	2009

Net loss	$(26.2)	$(55.3)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(5.4)	(77.0)
Net actuarial loss and prior service costs	77.0	11.3
Net unrealized gain (loss) on securities	.1	(.9)

Total comprehensive income (loss)	$45.5	$(121.9)

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the three months ended March 31, 2010 and 2009, the Company recorded dividends of $34.6 million and $34.7 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards

Variable Interest Entities

Effective January 1, 2010, the Company adopted revised Financial Accounting Standards Board ("FASB") guidance which changes the model for determining whether an entity should consolidate a Variable Interest Entity ("VIE"). This new model requires an assessment of whether an entity has a controlling financial interest in a VIE and is therefore the primary beneficiary and required to consolidate the VIE. This guidance also requires an ongoing assessment of whether an entity continues to be the primary beneficiary of a VIE. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Transfers of Financial Assets

Effective January 1, 2010, the Company adopted amended FASB guidance on accounting for transfers of financial assets. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this guidance required the Company's securitized accounts receivables to remain on the Consolidated Balance Sheet with a corresponding increase to debt. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program from $400.0 million at December 31, 2009 to zero and terminated the program.

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

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009

RSUs, PSUs and restricted shares	$26.8	$27.7
Stock options and equivalents	5.8	5.2

Stock-based compensation expense, before income taxes	32.6	32.9
Related tax benefit	(12.8)	(13.2)

Stock-based compensation expense, net of tax	$19.8	$19.7

During the three months ended March 31, 2010, the Company granted 6.5 million RSUs with a weighted average per unit grant date fair value of $13.03. RSU grants during the first quarter of 2010 generally vest over a four-year service period. Certain RSU awards are also subject to satisfying performance conditions. The number of shares that will be issued upon vesting of RSU awards with performance conditions can range from 0% to 120% of the target award, based on the achievement of established operating performance goals. During the three months ended March 31, 2010, the Company also granted .2 million PSUs with an aggregate grant date fair value of $5.5 million. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on the achievement of established operating performance goals. During the three months ended March 31, 2010, the Company also granted 6.6 million stock options with a weighted average exercise price of $13.43. Stock option grants during the first quarter of 2010 generally vest over a four-year service period.

Total unrecognized compensation cost related to non-vested RSUs and PSUs at March 31, 2010 was $189.9 million, which is expected to be expensed over a weighted average period of 2.6 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at March 31, 2010 was $81.4 million, which is expected to be expensed over a weighted average period of 3.0 years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At March 31, 2010	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$892.2	$(524.2)	$368.0
Franchise agreements	494.4	(258.2)	236.2
Other intangible assets	414.9	(212.4)	202.5

Total intangible assets subject to amortization	1,801.5	(994.8)	806.7
FCC licenses	5,738.2	—	5,738.2
Trade names	168.8	—	168.8

Total intangible assets	$7,708.5	$(994.8)	$6,713.7

At December 31, 2009	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$883.6	$(504.1)	$379.5
Franchise agreements	512.5	(261.7)	250.8
Other intangible assets	415.6	(199.2)	216.4

Total intangible assets subject to amortization	1,811.7	(965.0)	846.7
FCC licenses	5,738.2	—	5,738.2
Trade names	168.8	—	168.8

Total intangible assets	$7,718.7	$(965.0)	$6,753.7

Amortization expense was $33.2 million and $32.9 million for the three months ended March 31, 2010 and 2009, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2010 through 2014, to be as follows:

	2010	2011	2012	2013	2014

Amortization expense	$129.7	$116.2	$94.0	$82.8	$75.2

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At March 31, 2010	At December 31, 2009

Program rights	$1,223.8	$1,737.5
Television programming:
Released (including acquired libraries)	514.8	547.9
In process and other	117.5	134.8
Theatrical programming:
Released	5.3	—
In process and other	76.6	58.5
Publishing, primarily finished goods	68.1	69.6
Other	.9	.9

Total programming and other inventory	2,007.0	2,549.2
Less current portion	604.8	1,085.0

Total noncurrent programming and other inventory	$1,402.2	$1,464.2

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2010, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 80% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $39.0 million and $71.4 million for the three months ended March 31, 2010 and 2009, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the U.S. through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the U.S. after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition,

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $5.3 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At March 31, 2010	At December 31, 2009

Amounts due from Viacom Inc.
Receivables	$142.3	$164.4
Other assets (Receivables, noncurrent)	243.9	268.3

Total amounts due from Viacom Inc.	$386.2	$432.7

Amounts due to Viacom Inc.
Accounts payable	$3.3	$2.8
Program rights	7.1	18.4
Other liabilities (Program rights, noncurrent)	.4	3.8

Total amounts due to Viacom Inc.	$10.8	$25.0

Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Entertainment segment, licenses its television products to The CW resulting in total revenues of $35.2 million and $16.9 million for the three months ended March 31, 2010 and 2009, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At March 31, 2010	At December 31, 2009

Senior debt (4.625% – 8.875% due 2010 – 2056)(a)	$6,888.0	$6,909.5
Other notes	2.1	2.7
Obligations under capital leases	101.2	105.2

Total debt	6,991.3	7,017.4
Less discontinued operations debt(b)	20.5	20.5

Total debt from continuing operations	6,970.8	6,996.9
Less current portion	442.5	443.6

Total long-term debt from continuing operations, net of current portion	$6,528.3	$6,553.3

(a)
At March 31, 2010 and December 31, 2009, the senior debt balances included (i) a net unamortized premium of $2.3 million and $2.2 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $90.4 million and $92.4 million, respectively. The face value of the
Company's senior debt was $6.80 billion at March 31, 2010 and $6.81 billion at December 31, 2009.

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

During the first quarter of 2010, the Company repurchased $19.5 million of its 5.50% senior debentures due 2033 resulting in a pre-tax gain on early extinguishment of debt of $2.4 million.

In March 2010, the Company called for the redemption of $414.6 million of its 7.70% senior notes due July 30, 2010, which settled on April 30, 2010. In April 2010, the Company issued $500.0 million of 5.75% senior notes due 2020 and used the net proceeds from this offering and cash on hand to repurchase, through a tender offer in April 2010, $400.0 million of its 6.625% senior notes due 2011, $42.6 million of its 8.625% debentures due 2012 and $57.4 million of its 5.625% senior notes due 2012. These transactions will result in a pre-tax loss on early extinguishment of debt of $38.6 million in the second quarter of 2010.

During the first quarter of 2009, the Company repurchased $152.8 million of its 7.70% senior notes due 2010 resulting in a pre-tax gain on early extinguishment of debt of $.7 million.

Credit Facility

At March 31, 2010, the Company had a $2.0 billion revolving credit facility which expires in December 2012 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of the fiscal quarter, subject to reductions, and a minimum Consolidated Coverage Ratio, of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At March 31, 2010, the Company's Consolidated Leverage Ratio was approximately 3.4x and Consolidated Coverage Ratio was approximately 4.1x.

The primary purpose of the Credit Facility is to support commercial paper borrowings. At March 31, 2010, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At March 31, 2010, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.82 billion.

Accounts Receivable Securitization Program

The Company participated in a revolving accounts receivable securitization program which provided for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program from $400.0 million at December 31, 2009 to zero and terminated the program.

On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to remain on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, decreases to the accounts receivable securitization program of $400.0 million for the three months ended March 31, 2010 are reflected as cash flows from financing activities and decreases of $300.0 million for the three months ended March 31, 2009 are reflected as cash flows from operating activities under previous FASB guidance.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the three months ended March 31, 2010 and 2009, proceeds from collections of securitized accounts receivables of $263.1 million and $283.0 million, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.5 million and $.6 million for the three months ended March 31, 2010 and 2009, respectively.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2010	2009	2010	2009

Components of net periodic cost:
Service cost	$7.8	$7.4	$.2	$.2
Interest cost	66.8	72.9	10.8	12.4
Expected return on plan assets	(56.7)	(54.5)	—	—
Amortization of actuarial loss (gain)	17.9	21.3	(2.6)	(2.8)
Amortization of prior service cost (credit)	.1	.2	(.2)	(.1)

Net periodic cost	$35.9	$47.3	$8.2	$9.7

8) STOCKHOLDERS' EQUITY

On February 23, 2010, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on April 1, 2010. The total dividend was $34.6 million of which $33.9 million was paid on April 1, 2010 and $.7 million was accrued to be paid upon vesting of RSUs. During the first quarter of 2010, the Company paid $36.6 million for the dividend declared on November 16, 2009 and for dividend payments on RSUs that vested during the first quarter of 2010.

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) before income taxes and equity in loss of investee companies.

The provision for income taxes was $21.0 million and $8.8 million for the three months ended March 31, 2010 and 2009, respectively. The provision for income taxes for the three months ended March 31, 2010 included three discrete items which impacted comparability totaling $25.9 million, comprised of a $62.2 million reduction of deferred tax assets associated with the recently enacted Patient Protection and Affordable Care Act, partially offset by a $26.4 million reversal of previously established deferred tax liabilities and a $9.9 million tax benefit from the settlements of state and local income tax audits. The provision for income taxes for the three months ended March 31, 2009 included a charge of $18.8 million for the reduction of deferred tax assets associated with stock-based compensation. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company is currently under examination by the Internal Revenue Service ("IRS") for the years 2006 and 2007. The IRS has completed its field audit and the Company expects to settle the audit in 2010. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company believes it is reasonably possible that the reserve for uncertain tax positions may change within the next twelve months; however, any related estimate of the impact to the reserves for uncertain tax positions can not currently be determined.

10) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2010, the outstanding letters of credit and surety bonds approximated $381.1 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities and Derivative Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. The Company intends to oppose the plaintiffs' motion. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

On October 2, 2009, a shareholder derivative complaint, Hatcher v. Moonves, et al., was filed in the United States District Court for the Southern District of New York naming the Company, as a nominal defendant, members of its board of directors and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as defendants. The complaint alleges that the defendants breached

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

fiduciary duties by failing to timely write down the value of certain of the Company's assets and relates to the same or similar allegations in the Omaha Funds case. The complaint seeks, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained and the institution of certain reforms to the Company's internal control functions. On December 11, 2009, another shareholder derivative complaint, Iron Workers v. Redstone, et al., was filed in the United States District Court for the Southern District of New York naming the same defendants as the Hatcher action, and making similar claims and demands. On December 28, 2009, the Hatcher and Iron Workers actions were consolidated and, on February 16, 2010, the plaintiffs filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On April 3, 2010, the plaintiffs unilaterally filed a stipulation discontinuing the action without prejudice. On April 6, 2010, the court entered an order adopting this stipulation.

On December 22, 2009, another shareholder derivative complaint, Gray v. Redstone, et al., was filed in the Supreme Court, New York County, naming the same defendants as the Hatcher and Iron Workers actions, and making similar claims and demands. On March 8, 2010, the Company filed a motion to dismiss the action.

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

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On April 15, 2010, the Third Circuit requested that the Company and the FCC each submit a supplemental brief on May 18, 2010.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2010, the Company had pending approximately 62,340 asbestos claims, as compared with approximately 62,360 as of December 31, 2009 and 67,540 as of March 31, 2009. During the first quarter of 2010, the Company received approximately 1,020 new claims and closed or moved to an inactive docket approximately 1,040 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2009 and 2008 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.8 million and $15.0 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

11) RESTRUCTURING CHARGES

During the three months ended March 31, 2010, in a continued effort to reduce its cost structure, the Company recorded restructuring charges of $57.1 million, reflecting $44.7 million of severance costs associated with the elimination of positions and $12.4 million of contract termination and other associated costs. During the year ended December 31, 2009, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of March 31, 2010, the Company had paid $126.1 million of the severance costs and $6.6 million of the contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011.

	Balance at December 31, 2009	First Quarter 2010 Charges	First Quarter 2010 Payments	Balance at March 31, 2010

Entertainment	$2.2	$10.3	$(3.9)	$8.6
Cable Networks	.1	—	(.1)	—
Publishing	2.4	1.5	(1.2)	2.7
Local Broadcasting	28.6	25.2	(5.3)	48.5
Outdoor	6.2	20.1	(2.3)	24.0
Corporate	.3	—	(.2)	.1

Total	$39.8	$57.1	$(13.0)	$83.9

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) FAIR VALUE MEASUREMENTS

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value.

At March 31, 2010	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets:
Investments	$59.6	$—	$—	$59.6
Foreign currency hedges	—	.7	—	.7

Total Assets	$59.6	$.7	$—	$60.3

Liabilities:
Deferred compensation	$—	$137.8	$—	$137.8
Foreign currency hedges	—	5.2	—	5.2

Total Liabilities	$—	$143.0	$—	$143.0

At December 31, 2009	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets:
Investments	$57.2	$—	$—	$57.2

Total Assets	$57.2	$—	$—	$57.2

Liabilities:
Deferred compensation	$—	$138.6	$—	$138.6
Foreign currency hedges	—	5.8	—	5.8

Total Liabilities	$—	$144.4	$—	$144.4

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

13) FINANCIAL INSTRUMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At March 31, 2010 and December 31, 2009, the carrying value of the senior debt was $6.89 billion and $6.91 billion, respectively, and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $7.31 billion and $7.25 billion, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates. The Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign exchange forward contracts have principally been used to hedge projected cash flows, generally within the next twelve months, in such currencies as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. The Company designates forward contracts used to hedge projected future television and film production costs as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in OCI and reclassified to the statement of operations when the hedged item is recognized. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in "Other items, net" in the Consolidated Statements of Operations.

At March 31, 2010, the notional amount of all foreign currency contracts was $115.5 million, of which $2.1 million related to the hedging of future production costs and $113.4 million represents hedges of expected foreign currency cash flows. At December 31, 2009, the notional amount of all foreign currency contracts was $97.1 million, of which $2.1 million relates to the hedging of future production costs and $95.0 million represents hedges of expected foreign currency cash flows.

The fair value of foreign exchange contracts recorded on the Consolidated Balance Sheets were as follows:

	At March 31, 2010	At December 31, 2009	Balance Sheet Account

Designated hedging instruments	$(.1)	$(.1)	Accrued expenses and other current liabilities
Non-designated hedging instruments:
Assets	$.7	—	Prepaid expenses and other current assets
Liabilities	$(5.1)	$(5.7)	Accrued expenses and other current liabilities

Gains (losses) recognized on foreign exchange contracts were as follows:

	Three Months Ended March 31,
	2010	2009	Financial Statement Account

Designated hedging instruments:
Recognized in OCI	$(.1)	$1.4	Change in fair value of cash flow hedges
Reclassified from accumulated OCI	$—	$.1	Programming costs
Non-designated hedging instruments	$(1.9)	$2.6	Other items, net

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

14) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable segment. The Company's operating segments, which are the same as its reportable segments, have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. In the fourth quarter of 2009, the Company realigned its management structure to more effectively pursue its long-term strategy of investing in content businesses and capitalizing on its strong local presence. As a result, the Company realigned its operating segments. Prior period results have been reclassified to conform to this presentation.

	Three Months Ended March 31,
	2010	2009

Revenues:
Entertainment	$2,081.5	$1,817.6
Cable Networks	368.0	340.6
Publishing	151.7	161.7
Local Broadcasting	605.5	510.4
Outdoor	392.2	379.9
Eliminations	(68.0)	(50.3)

Total Revenues	$3,530.9	$3,159.9

Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended March 31,
	2010	2009

Intercompany Revenues:
Entertainment	$57.1	$42.3
Cable Networks	.1	.6
Local Broadcasting	5.4	4.2
Outdoor	5.4	3.2

Total Intercompany Revenues	$68.0	$50.3

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

	Three Months Ended March 31,
	2010	2009

Segment OIBDA:
Entertainment	$134.5	$151.1
Cable Networks	100.9	83.4
Publishing	2.1	.1
Local Broadcasting	108.8	54.1
Outdoor	12.1	25.1
Corporate	(38.7)	(28.5)
Residual costs	(26.3)	(36.0)
Eliminations	.8	.5

OIBDA	294.2	249.8
Depreciation and amortization	(140.8)	(142.3)

Total Operating Income	153.4	107.5
Interest expense	(138.0)	(133.2)
Interest income	1.1	1.6
Gain on early extinguishment of debt	2.4	.7
Other items, net	(13.1)	(11.9)

Earnings (loss) before income taxes and equity in loss of investee companies	5.8	(35.3)
Provision for income taxes	(21.0)	(8.8)
Equity in loss of investee companies, net of tax	(11.0)	(11.2)

Net Loss	$(26.2)	$(55.3)

	Three Months Ended March 31,
	2010	2009

Operating Income (Loss):
Entertainment	$93.2	$107.0
Cable Networks	95.2	77.4
Publishing	.5	(2.1)
Local Broadcasting	84.4	31.9
Outdoor	(50.8)	(38.2)
Corporate	(43.6)	(33.0)
Residual costs	(26.3)	(36.0)
Eliminations	.8	.5

Total Operating Income	$153.4	$107.5

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Depreciation and Amortization:
Entertainment	$41.3	$44.1
Cable Networks	5.7	6.0
Publishing	1.6	2.2
Local Broadcasting	24.4	22.2
Outdoor	62.9	63.3
Corporate	4.9	4.5

Total Depreciation and Amortization	$140.8	$142.3

	Three Months Ended March 31,
	2010	2009

Stock-based Compensation:
Entertainment	$11.4	$11.3
Cable Networks	1.6	1.6
Publishing	.9	.9
Local Broadcasting	5.8	7.0
Outdoor	1.4	1.6
Corporate	11.5	10.5

Total Stock-based Compensation	$32.6	$32.9

	Three Months Ended March 31,
	2010	2009

Capital Expenditures:
Entertainment	$14.9	$19.9
Cable Networks	1.0	1.2
Publishing	.8	.5
Local Broadcasting	10.7	20.7
Outdoor	11.6	25.9
Corporate	1.9	6.0

Total Capital Expenditures	$40.9	$74.2

	At March 31, 2010	At December 31, 2009

Assets:
Entertainment	$8,466.3	$8,935.6
Cable Networks	1,656.6	1,680.0
Publishing	1,004.5	1,142.7
Local Broadcasting	9,681.8	9,646.6
Outdoor	4,445.1	4,452.8
Corporate	1,495.4	1,100.2
Discontinued operations	93.1	92.3
Eliminations	(86.7)	(88.2)

Total Assets	$26,756.1	$26,962.0

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

15) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s senior debt securities (See Note 6). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Three Months Ended March 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$33.1	$29.0	$3,468.8	$—	$3,530.9

Expenses:
Operating	16.0	24.9	2,522.6	—	2,563.5
Selling, general and administrative	34.7	43.9	537.5	—	616.1
Restructuring charges	—	—	57.1	—	57.1
Depreciation and amortization	1.2	2.8	136.8	—	140.8

Total expenses	51.9	71.6	3,254.0	—	3,377.5

Operating income (loss)	(18.8)	(42.6)	214.8	—	153.4
Interest (expense) income, net	(147.7)	(81.8)	92.6	—	(136.9)
Gain on early extinguishment of debt	2.4	—	—	—	2.4
Other items, net	(.2)	1.9	(14.8)	—	(13.1)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(164.3)	(122.5)	292.6	—	5.8
Benefit (provision) for income taxes	26.3	46.3	(93.6)	—	(21.0)
Equity in earnings (loss) of investee companies, net of tax	111.8	169.9	(11.0)	(281.7)	(11.0)

Net earnings (loss)	$(26.2)	$93.7	$188.0	$(281.7)	$(26.2)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended March 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$24.8	$26.8	$3,108.3	$—	$3,159.9

Expenses:
Operating	16.8	21.4	2,274.9	—	2,313.1
Selling, general and administrative	43.4	36.7	516.1	—	596.2
Restructuring charges	—	—	.8	—	.8
Depreciation and amortization	1.1	2.5	138.7	—	142.3

Total expenses	61.3	60.6	2,930.5	—	3,052.4

Operating income (loss)	(36.5)	(33.8)	177.8	—	107.5
Interest (expense) income, net	(143.2)	(75.4)	87.0	—	(131.6)
Gain on early extinguishment of debt	.7	—	—	—	.7
Other items, net	5.8	(2.2)	(15.5)	—	(11.9)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(173.2)	(111.4)	249.3	—	(35.3)
Benefit (provision) for income taxes	69.1	37.5	(115.4)	—	(8.8)
Equity in earnings (loss) of investee companies, net of tax	48.8	98.7	(11.2)	(147.5)	(11.2)

Net earnings (loss)	$(55.3)	$24.8	$122.7	$(147.5)	$(55.3)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At March 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$550.5	$.5	$321.7	$—	$872.7
Receivables, net	25.4	35.3	3,138.0	—	3,198.7
Programming and other inventory	3.3	5.7	595.8	—	604.8
Prepaid expenses and other current assets	68.5	72.9	899.3	(11.7)	1,029.0

Total current assets	647.7	114.4	4,954.8	(11.7)	5,705.2

Property and equipment	38.6	80.0	4,867.8	—	4,986.4
Less accumulated depreciation and amortization	6.8	36.1	2,157.9	—	2,200.8

Net property and equipment	31.8	43.9	2,709.9	—	2,785.6

Programming and other inventory	7.4	59.1	1,335.7	—	1,402.2
Goodwill	100.3	63.0	8,500.0	—	8,663.3
Intangible assets	255.1	—	6,458.6	—	6,713.7
Investments in consolidated subsidiaries	33,512.6	6,012.4	—	(39,525.0)	—
Other assets	267.6	13.8	1,204.7	—	1,486.1

Total Assets	$34,822.5	$6,306.6	$25,163.7	$(39,536.7)	$26,756.1

Liabilities and Stockholders' Equity
Accounts payable	$1.8	$12.4	$321.4	$—	$335.6
Participants' share and royalties payable	—	21.5	1,005.4	—	1,026.9
Program rights	4.4	7.1	874.3	—	885.8
Current portion of long-term debt	423.9	—	18.6	—	442.5
Accrued expenses and other	337.0	245.5	1,451.0	(12.0)	2,021.5

Total current liabilities	767.1	286.5	3,670.7	(12.0)	4,712.3

Long-term debt	6,391.4	—	136.9	—	6,528.3
Other liabilities	3,105.4	778.3	2,590.1	(4.4)	6,469.4
Intercompany	10,803.2	(5,082.4)	(10,741.0)	5,020.2	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,456.2	—	61,434.8	(61,434.8)	43,456.2
Retained earnings (deficit)	(25,688.6)	10,532.4	(28,702.7)	13,461.0	(30,397.9)
Accumulated other comprehensive income (loss)	(323.8)	.1	310.7	(310.8)	(323.8)

	17,444.6	10,655.3	34,306.9	(49,671.5)	12,735.3
Less treasury stock, at cost	3,689.2	331.1	4,799.9	(5,131.0)	3,689.2

Total Stockholders' Equity	13,755.4	10,324.2	29,507.0	(44,540.5)	9,046.1

Total Liabilities and Stockholders' Equity	$34,822.5	$6,306.6	$25,163.7	$(39,536.7)	$26,756.1

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(138.8)	$(99.5)	$939.0	$—	$700.7

Investing Activities:
Acquisitions, net of cash acquired	—	—	(1.6)	—	(1.6)
Capital expenditures	—	(1.9)	(39.0)	—	(40.9)
Investments in and advances to investee companies	—	—	(31.2)	—	(31.2)
Proceeds from dispositions	—	—	.2	—	.2
Other investing activities	(.1)	—	—	—	(.1)

Net cash flow used for investing activities	(.1)	(1.9)	(71.6)	—	(73.6)

Financing Activities:
Repayment of notes	(16.8)	—	(.4)	—	(17.2)
Payment of capital lease obligations	—	—	(4.0)	—	(4.0)
Dividends	(36.6)	—	—	—	(36.6)
Purchase of Company common stock	(24.7)	—	—	—	(24.7)
Proceeds from exercise of stock options	2.2	—	—	—	2.2
Excess tax benefit from stock-based compensation	9.6	—	—	—	9.6
Decrease to accounts receivable securitization program	—	—	(400.0)	—	(400.0)
Other financing activities	(.4)	—	—	—	(.4)
Increase (decrease) in intercompany payables	508.6	101.4	(610.0)	—	—

Net cash flow provided by (used for) financing activities	441.9	101.4	(1,014.4)	—	(471.1)

Net increase (decrease) in cash and cash equivalents	303.0	—	(147.0)	—	156.0
Cash and cash equivalents at beginning of period	247.5	.5	468.7	—	716.7

Cash and cash equivalents at end of period	$550.5	$.5	$321.7	$—	$872.7

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(193.7)	$(71.4)	$243.6	$—	$(21.5)

Investing Activities:
Acquisitions, net of cash acquired	—	—	(6.7)	—	(6.7)
Capital expenditures	—	(6.0)	(68.2)	—	(74.2)
Investments in and advances to investee companies	—	—	(12.5)	—	(12.5)
Purchases of marketable securities	—	(35.6)	—	—	(35.6)
Proceeds from dispositions	—	—	21.6	—	21.6
Other investing activities	(.3)	—	—	—	(.3)

Net cash flow used for investing activities	(.3)	(41.6)	(65.8)	—	(107.7)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	296.0	—	(2.9)	—	293.1
Repayment of notes	(151.9)	—	—	—	(151.9)
Payment of capital lease obligations	—	—	(3.9)	—	(3.9)
Dividends	(184.4)	—	—	—	(184.4)
Purchase of Company common stock	(4.0)	—	—	—	(4.0)
Excess tax benefit from stock-based compensation	.4	—	—	—	.4
Increase (decrease) in intercompany payables	131.6	112.8	(244.4)	—	—

Net cash flow provided by (used for) financing activities	87.7	112.8	(251.2)	—	(50.7)

Net decrease in cash and cash equivalents	(106.3)	(.2)	(73.4)	—	(179.9)
Cash and cash equivalents at beginning of period	108.6	.8	310.1	—	419.5

Cash and cash equivalents at end of period	$2.3	$.6	$236.7	$—	$239.6

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.
              (Tabular dollars in millions, except per share amounts)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Overview

For the first quarter of 2010, CBS Corporation reported revenues of $3.53 billion, up 12% from $3.16 billion for the first quarter of 2009 principally reflecting 17% higher advertising sales. Revenue growth was led by increases of 19% at Local Broadcasting, 15% at Entertainment, including the 2010 telecast of Super Bowl XLIV on the CBS Television Network, and 8% at Cable Networks.

Operating income for the first quarter of 2010 of $153.4 million increased 43% from $107.5 million for the first quarter of 2009 reflecting growth in revenues, partially offset by higher sports programming costs associated with the 2010 Super Bowl telecast and increased investment in programming and content. As part of a continuing effort to reduce costs, the Company recorded restructuring charges of $57.1 million during the first quarter of 2010 principally associated with the elimination of positions and contract terminations.

Free cash flow for the first quarter of 2010 increased $455.5 million to $659.8 million from $204.3 million for the same prior-year period principally reflecting higher advertising sales and lower payments for interest, taxes and capital expenditures. The Company generated cash flow from operating activities of $700.7 million for the three months ended March 31, 2010, up $722.2 million versus a use of cash of $21.5 million for the comparable prior-year period, as 2009 included a $300.0 million reduction to the amounts outstanding under the Company's accounts receivable securitization program. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by (used for) operating activities before increases and decreases to the accounts receivable securitization program and less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on pages 33 – 34 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

Consolidated Results of Operations

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Revenues

The following table presents the Company's consolidated revenues by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2010		2009		$	%

Advertising	$2,381.4	67%	$2,028.4	64%	$353.0	17%
Content licensing and distribution	713.6	20	730.4	23	(16.8)	(2)
Affiliate and subscription fees	382.6	11	343.3	11	39.3	11
Other	53.3	2	57.8	2	(4.5)	(8)

Total Revenues	$3,530.9	100%	$3,159.9	100%	$371.0	12%

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Advertising sales increased $353.0 million, or 17%, to $2.38 billion for the three months ended March 31, 2010 driven by an improved national and local advertising marketplace, and the 2010 telecast of Super Bowl XLIV on the CBS Television Network.

Content licensing and distribution revenues decreased $16.8 million, or 2%, to $713.6 million for the three months ended March 31, 2010 principally reflecting lower home entertainment revenues and lower publishing revenues as a result of the continued soft retail market. Television license fees for the three months ended March 31, 2010 remained relatively flat as higher international syndication revenues and network license fees for new series were primarily offset by lower domestic syndication sales.

Affiliate and subscription fees increased $39.3 million, or 11%, to $382.6 million for the three months ended March 31, 2010 due to growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network, and higher retransmission revenues.

International Revenues

The Company generated approximately 16% of its total revenues from international regions for the three months ended March 31, 2010 and 15% for the three months ended March 31, 2009.

Operating Expenses

The following table presents the Company's consolidated operating expenses by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2010		2009		$	%

Programming	$1,230.1	48%	$1,085.8	47%	$144.3	13%
Production	655.9	26	588.0	25	67.9	12
Outdoor operations	275.3	11	271.5	12	3.8	1
Publishing operations	107.6	4	118.6	5	(11.0)	(9)
Other	294.6	11	249.2	11	45.4	18

Total Operating Expenses	$2,563.5	100%	$2,313.1	100%	$250.4	11%

Programming expenses for the three months ended March 31, 2010 increased $144.3 million, or 13%, to $1.23 billion reflecting higher sports programming costs, principally associated with the 2010 telecast of Super Bowl XLIV, partially offset by lower series costs resulting from an increase in the number of internally produced series.

Production expenses for the three months ended March 31, 2010 increased $67.9 million, or 12%, to $655.9 million primarily due to higher investment in new series.

Outdoor operations expenses for the three months ended March 31, 2010 increased $3.8 million, or 1%, to $275.3 million primarily reflecting the impact of foreign exchange rate changes, partially offset by lower transit and billboard lease and maintenance costs principally due to cost-savings initiatives.

Publishing operations expenses for the three months ended March 31, 2010 decreased $11.0 million, or 9%, to $107.6 million principally due to lower production expenses driven by the decrease in revenues and the impact of cost reduction measures.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other operating expenses for the three months ended March 31, 2010 increased $45.4 million, or 18%, to $294.6 million primarily reflecting higher advertising for theatrical films.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $19.9 million, or 3%, to $616.1 million for the three months ended March 31, 2010 primarily due to higher incentive compensation accruals and higher advertising expense partially offset by lower pension and postretirement benefits costs. Pension and postretirement benefits costs decreased $12.9 million to $44.1 million for the three months ended March 31, 2010 from $57.0 million for the same prior-year period principally due to pension plan asset performance in 2009. SG&A expenses as a percentage of revenues were 17% and 19% for the three months ended March 31, 2010 and 2009, respectively.

Restructuring Charges

During the three months ended March 31, 2010, in a continued effort to reduce its cost structure, the Company recorded restructuring charges of $57.1 million, reflecting $44.7 million of severance costs associated with the elimination of positions and $12.4 million of contract termination and other associated costs. During the year ended December 31, 2009, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of March 31, 2010, the Company had paid $126.1 million of the severance costs and $6.6 million of the contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011.

	Balance at December 31, 2009	First Quarter 2010 Charges	First Quarter 2010 Payments	Balance at March 31, 2010

Entertainment	$2.2	$10.3	$(3.9)	$8.6
Cable Networks	.1	—	(.1)	—
Publishing	2.4	1.5	(1.2)	2.7
Local Broadcasting	28.6	25.2	(5.3)	48.5
Outdoor	6.2	20.1	(2.3)	24.0
Corporate	.3	—	(.2)	.1

Total	$39.8	$57.1	$(13.0)	$83.9

Depreciation and Amortization

For the three months ended March 31, 2010, depreciation and amortization decreased 1% to $140.8 million.

Interest Expense

For the three months ended March 31, 2010, interest expense increased $4.8 million to $138.0 million from $133.2 million for the same prior-year period principally reflecting a higher interest rate on new

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

debt issuances in 2009. The Company had $6.97 billion and $7.13 billion of principal amounts of debt outstanding (including current maturities) at March 31, 2010 and 2009, respectively, at weighted average interest rates of 7.2% and 6.8%, respectively.

Interest Income

For the three months ended March 31, 2010, interest income decreased $.5 million to $1.1 million from $1.6 million for the same prior-year period.

Gain on Early Extinguishment of Debt

For the three months ended March 31, 2010, gain on early extinguishment of debt of $2.4 million reflected the pre-tax gain recognized upon the repurchase of $19.5 million of the Company's 5.50% senior debentures due 2033.

For the three months ended March 31, 2009, gain on early extinguishment of debt of $.7 million reflected the pre-tax gain recognized upon the repurchase of $152.8 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

For the three months ended March 31, 2010, "Other items, net" reflected a net loss of $13.1 million primarily consisting of foreign exchange losses of $11.9 million and a non-cash charge of $1.2 million associated with other-than-temporary declines in the market value of the Company's investments.

For the three months ended March 31, 2009, "Other items, net" reflected a net loss of $11.9 million principally consisting of foreign exchange losses.

Provision for Income Taxes

The provision for income taxes was $21.0 million and $8.8 million for the three months ended March 31, 2010 and 2009, respectively. The provision for income taxes for the three months ended March 31, 2010 included three discrete items which impacted comparability totaling $25.9 million, comprised of a $62.2 million reduction of deferred tax assets associated with the recently enacted Patient Protection and Affordable Care Act, partially offset by a $26.4 million reversal of previously established deferred tax liabilities and a $9.9 million tax benefit from the settlements of state and local income tax audits. The provision for income taxes for the three months ended March 31, 2009 included a charge of $18.8 million for the reduction of deferred tax assets associated with stock-based compensation. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended March 31, 2010, equity in loss of investee companies, net of tax, decreased $.2 million to a loss of $11.0 million, reflecting the Company's share of the operating results of its equity investments.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Loss

The Company reported a net loss of $26.2 million for the three months ended March 31, 2010 versus a net loss of $55.3 million for the three months ended March 31, 2009. Comparability for the first quarter was impacted by 2010 restructuring charges of $57.1 million ($34.6 million, net of tax) and discrete tax items of $25.9 million, and a 2009 charge to income tax expense of $18.8 million for the reduction of deferred tax assets associated with stock-based compensation.

Reconciliation of Non-GAAP Financial Information

Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company's net cash flow provided by (used for) operating activities before increases and decreases to the accounts receivable securitization program and less capital expenditures. The Company's net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

The Company's calculation of free cash flow for 2009 does not include increases and decreases to the accounts receivable securitization program because the Company does not consider the cash flow from this program to be indicative of the cash generated by the underlying operating performance of the Company. Accordingly, the Company considers its decision to increase or decrease its accounts receivable securitization program a financing decision. In 2010, as a result of the adoption of amended Financial Accounting Standards Board ("FASB") guidance on accounting for transfers of financial assets, increases and decreases to the accounts receivable securitization program are reflected as cash flows from financing activities. Under the previous guidance these changes were reflected as cash flows from operating activities. See Note 6 to the consolidated financial statements. Also, the Company's calculation of free cash flow includes capital expenditures since investment in capital expenditures is a use of cash that is directly related to the Company's operations.

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

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by (used for) operating activities as a measure of liquidity or net earnings (loss) as a measure of operating performance. Free cash flow, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, and does not necessarily represent funds available for discretionary use and is not necessarily a measure of the Company's ability to fund its cash needs. When comparing free cash flow to net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, users of this

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

financial information should consider the types of events and transactions which are not reflected in free cash flow.

The following table presents a reconciliation of the Company's net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

	Three Months Ended March 31,
	2010	2009

Net cash flow provided by (used for) operating activities	$700.7	$(21.5)
Exclude: Decrease to accounts receivable securitization program	—	300.0
Capital expenditures	(40.9)	(74.2)

Free cash flow	$659.8	$204.3

Segment Results of Operations

During 2009, the Company realigned its management structure to more effectively pursue its long-term strategy of investing in content businesses and capitalizing on its strong local presence. As a result, the Company realigned its operating segments. Prior period results have been reclassified to conform to this presentation.

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three months ended March 31, 2010 and 2009. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net loss is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended March 31,
	2010	2009

Revenues:
Entertainment	$2,081.5	$1,817.6
Cable Networks	368.0	340.6
Publishing	151.7	161.7
Local Broadcasting	605.5	510.4
Outdoor	392.2	379.9
Eliminations	(68.0)	(50.3)

Total Revenues	$3,530.9	$3,159.9

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Segment OIBDA:
Entertainment	$134.5	$151.1
Cable Networks	100.9	83.4
Publishing	2.1	.1
Local Broadcasting	108.8	54.1
Outdoor	12.1	25.1
Corporate	(38.7)	(28.5)
Residual costs	(26.3)	(36.0)
Eliminations	.8	.5

OIBDA	294.2	249.8
Depreciation and amortization	(140.8)	(142.3)

Total Operating Income	$153.4	$107.5

Operating Income (Loss):
Entertainment	$93.2	$107.0
Cable Networks	95.2	77.4
Publishing	.5	(2.1)
Local Broadcasting	84.4	31.9
Outdoor	(50.8)	(38.2)
Corporate	(43.6)	(33.0)
Residual costs	(26.3)	(36.0)
Eliminations	.8	.5

Total Operating Income	$153.4	$107.5

Depreciation and Amortization:
Entertainment	$41.3	$44.1
Cable Networks	5.7	6.0
Publishing	1.6	2.2
Local Broadcasting	24.4	22.2
Outdoor	62.9	63.3
Corporate	4.9	4.5

Total Depreciation and Amortization	$140.8	$142.3

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

(Contributed 59% to consolidated revenues for the three months ended March 31, 2010 versus 58% for the comparable prior-year period.)

	Three Months Ended March 31,
	2010	2009

Revenues	$2,081.5	$1,817.6

OIBDA	$134.5	$151.1
Depreciation and amortization	(41.3)	(44.1)

Operating income	$93.2	$107.0

OIBDA as a % of revenues	6%	8%
Operating income as a % of revenues	4%	6%
Restructuring charges	$10.3	$—
Capital expenditures	$14.9	$19.9

For the three months ended March 31, 2010, Entertainment revenues increased 15% to $2.08 billion from $1.82 billion for the same prior-year period principally reflecting 25% higher Network advertising revenues, driven by the 2010 telecast of Super Bowl XLIV on the CBS Television Network and the strong advertising scatter market, and 19% growth in CBS Interactive display advertising revenues from an improved advertising marketplace. Television license fees for the first quarter of 2010 were relatively flat compared to the same prior-year period as higher international syndication revenues and network license fees for new series were offset by lower domestic syndication sales.

For the three months ended March 31, 2010, Entertainment operating income decreased $13.8 million, or 13%, to $93.2 million and OIBDA decreased $16.6 million, or 11%, to $134.5 million as the increase in revenues was more than offset by higher sports programming costs, principally attributable to Super Bowl XLIV, increased investment in programming and content, and restructuring charges of $10.3 million incurred during the first quarter of 2010. The restructuring charges primarily reflect severance costs associated with the elimination of positions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, Smithsonian Networks and CBS College Sports Network)

(Contributed 10% to consolidated revenues for the three months ended March 31, 2010 versus 11% for the comparable prior-year period.)

	Three Months Ended March 31,
	2010	2009

Revenues	$368.0	$340.6

OIBDA	$100.9	$83.4
Depreciation and amortization	(5.7)	(6.0)

Operating income	$95.2	$77.4

OIBDA as a % of revenues	27%	24%
Operating income as a % of revenues	26%	23%
Restructuring charges	$—	$—
Capital expenditures	$1.0	$1.2

For the three months ended March 31, 2010, Cable Networks revenues increased 8% to $368.0 million from $340.6 million for the same prior-year period due to rate increases and growth in subscriptions at Showtime Networks and CBS College Sports Network. At March 31, 2010, Showtime Networks, including Showtime, The Movie Channel, and Flix, in the aggregate, had 62.7 million subscriptions, up by 2.0 million, or 3%, from March 31, 2009, reflecting increased direct broadcast satellite and telephone company ("Telco") subscriptions partially offset by a decline in cable subscriptions. At March 31, 2010, Smithsonian Networks had 5.1 million subscriptions, up by 2.4 million from March 31, 2009 reflecting cable affiliate launches and Telco subscriber growth. At March 31, 2010, CBS College Sports Network subscriptions of 35.7 million were up by 6.5 million, or 22%, from March 31, 2009, reflecting increased carriage across all platforms.

For the three months ended March 31, 2010, Cable Networks operating income increased $17.8 million, or 23%, to $95.2 million and OIBDA increased $17.5 million, or 21%, to $100.9 million from the same prior-year period, primarily due to revenue growth partially offset by higher advertising costs associated with the timing of series premieres.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 4% to consolidated revenues for the three months ended March 31, 2010 versus 5% for the comparable prior-year period.)

	Three Months Ended March 31,
	2010	2009

Revenues	$151.7	$161.7

OIBDA	$2.1	$.1
Depreciation and amortization	(1.6)	(2.2)

Operating income (loss)	$.5	$(2.1)

OIBDA as a % of revenues	1%	—%
Operating income as a % of revenues	—%	NM
Restructuring charges	$1.5	$—
Capital expenditures	$.8	$.5

    NM – Not meaningful

For the three months ended March 31, 2010, Publishing revenues decreased 6% to $151.7 million from $161.7 million for the same prior-year period reflecting the continued soft retail market, partially offset by growth of $8.4 million from digital sales of Publishing content. Best-selling titles in the first quarter of 2010 included Courage and Consequence by Karl Rove, House Rules by Jodi Picoult and Little Bee by Chris Cleave.

For the three months ended March 31, 2010, Publishing operating income increased $2.6 million to $.5 million from an operating loss of $2.1 million for the same prior-year period and Publishing OIBDA increased $2.0 million to $2.1 million for the three months ended March 31, 2010 from $.1 million for the same prior-year period as the decline in revenues and restructuring charges of $1.5 million incurred during the first quarter of 2010 were more than offset by cost reduction measures. The restructuring charges reflect severance costs associated with the elimination of positions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 17% to consolidated revenues for the three months ended March 31, 2010 versus 16% for the comparable prior-year period.)

	Three Months Ended March 31,
	2010	2009

Revenues	$605.5	$510.4

OIBDA	$108.8	$54.1
Depreciation and amortization	(24.4)	(22.2)

Operating income	$84.4	$31.9

OIBDA as a % of revenues	18%	11%
Operating income as a % of revenues	14%	6%
Restructuring charges	$25.2	$—
Capital expenditures	$10.7	$20.7

For the three months ended March 31, 2010, Local Broadcasting revenues increased 19% to $605.5 million from $510.4 million for the same prior-year period. Revenues for CBS Television Stations increased 29% to $323.7 million from $250.9 million for the same prior-year period as a result of the improved advertising marketplace, the benefit of the 2010 telecast of Super Bowl XLIV to the Company's owned CBS affiliated stations and higher political advertising sales. CBS Radio revenues increased 9% to $282.7 million from $259.7 million for the same prior-year period and revenues from the ten largest radio markets increased 15%, reflecting the improved advertising marketplace.

For the three months ended March 31, 2010, Local Broadcasting operating income increased $52.5 million to $84.4 million and OIBDA increased $54.7 million to $108.8 million from the same prior-year period reflecting improved OIBDA and operating income margins for the first quarter of 2010, the result of both the revenue growth and a lower fixed cost structure due to recent expense reduction measures. First quarter 2010 results included restructuring charges of $25.2 million consisting of severance costs associated with the elimination of positions and contract terminations and other associated costs.

Dispositions

On March 6, 2009, the Company completed the sale of three of its owned radio stations in Denver to Wilks Broadcasting for $19.5 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

(Contributed 11% to consolidated revenues for the three months ended March 31, 2010 versus 12% for the comparable prior-year period.)

	Three Months Ended March 31,
	2010	2009

Revenues	$392.2	$379.9

OIBDA	$12.1	$25.1
Depreciation and amortization	(62.9)	(63.3)

Operating loss	$(50.8)	$(38.2)

OIBDA as a % of revenues	3%	7%
Restructuring charges	$20.1	$.8
Capital expenditures	$11.6	$25.9

For the three months ended March 31, 2010, Outdoor revenues increased 3% to $392.2 million from $379.9 million for the same prior-year period benefiting from the favorable impact of foreign exchange rate changes. In constant dollars, Outdoor revenues decreased 1% for the three months ended March 31, 2010. Revenues for the Americas (which is comprised of North America and South America) increased 1% to $248.8 million and revenues for Europe increased 7% to $143.4 million. In constant dollars, revenues for the Americas decreased 2% and revenues for Europe increased 1%. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $15 million for the three months ended March 31, 2010. Approximately 47% and 45% of Outdoor revenues were generated from regions outside the United States for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, Outdoor reported an operating loss of $50.8 million versus an operating loss of $38.2 million for the same prior-year period. Outdoor OIBDA decreased $13.0 million, or 52%, to $12.1 million for the three months ended March 31, 2010 from $25.1 million for the same prior-year period. These decreases were driven by higher restructuring charges for the three months ended March 31, 2010 partially offset by lower transit and billboard lease and maintenance costs principally due to cost-savings initiatives. Restructuring charges of $20.1 million recorded in the first quarter of 2010 primarily reflect severance costs associated with the elimination of positions. Outdoor's franchise and lease costs are generally fixed in nature and, due to the soft advertising marketplace worldwide, certain transit contracts, including the London Underground contract which also has reduced revenues due to project delays, are operating at their minimum guarantee levels therefore adversely impacting OIBDA and operating income margins.

Corporate

For the three months ended March 31, 2010, corporate expenses increased 32% to $43.6 million from $33.0 million for the same prior-year period, primarily reflecting higher incentive compensation accruals.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Residual Costs

Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For the three months ended March 31, 2010, residual costs decreased 27% to $26.3 million from $36.0 million for the same prior-year period, primarily due to pension plan asset performance in 2009.

Financial Position

Current assets increased by $68.3 million to $5.71 billion at March 31, 2010 from $5.64 billion at December 31, 2009, primarily due to an increase in receivables and cash and cash equivalents, partially offset by a decrease in programming and other inventory. The increase in receivables of $298.5 million was principally due to a $400.0 million increase resulting from the adoption of new FASB guidance on January 1, 2010, which requires the Company's securitized accounts receivables to remain on the Consolidated Balance Sheet, partially offset by lower Publishing receivables reflecting the seasonality of its business. The decrease in programming and other inventory of $480.2 million reflected the expensing of prepaid sports programming rights. The allowance for doubtful accounts as a percentage of receivables was 4.1% at March 31, 2010 compared with 4.7% at December 31, 2009.

Net property and equipment of $2.79 billion at March 31, 2010 decreased $73.1 million from $2.86 billion at December 31, 2009, primarily reflecting depreciation expense of $107.6 million and foreign currency translation adjustments, partially offset by capital expenditures of $40.9 million.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $40.0 million to $6.71 billion at March 31, 2010 from $6.75 billion at December 31, 2009, primarily due to amortization expense of $33.2 million and divestitures of $9.0 million.

Current liabilities decreased by $34.2 million to $4.71 billion at March 31, 2010 from $4.75 billion at December 31, 2009, primarily reflecting decreases in accounts payable and accrued compensation due to the timing of payments, partially offset by an increase in program rights obligations.

Other liabilities decreased by $150.0 million to $3.49 billion at March 31, 2010 from $3.64 billion at December 31, 2009, primarily reflecting lower program rights obligations.

Cash Flows

Cash and cash equivalents increased by $156.0 million for the three months ended March 31, 2010 and decreased by $179.9 million for the three months ended March 31, 2009. The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2010	2009

Cash provided by (used for) operating activities	$700.7	$(21.5)
Cash used for investing activities	(73.6)	(107.7)
Cash used for financing activities	(471.1)	(50.7)

Net increase (decrease) in cash and cash equivalents	$156.0	$(179.9)

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Activities.    For the three months ended March 31, 2010, cash provided by operating activities increased $722.2 million to $700.7 million versus cash used for operating activities of $21.5 million for the same prior-year period primarily reflecting higher advertising revenues, lower payments for interest and taxes and a $300.0 million reduction to amounts outstanding under the Company's accounts receivable securitization program for the first quarter of 2009. On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets and as a result, decreases to the accounts receivable securitization program during the first quarter of 2010 are reflected as cash flows from financing activities.

Cash paid for income taxes for the three months ended March 31, 2010 was $17.9 million versus $47.4 million for the three months ended March 31, 2009 reflecting the timing of payments.

Investing Activities.    Cash used for investing activities of $73.6 million for the three months ended March 31, 2010 principally reflected capital expenditures of $40.9 million and investments in investee companies of $31.2 million. Cash used for investing activities of $107.7 million for the three months ended March 31, 2009 principally reflected capital expenditures of $74.2 million, purchases of marketable securities of $35.6 million and investments in investee companies of $12.5 million, partially offset by proceeds from dispositions of $21.6 million, primarily from the sale of radio stations.

Financing Activities.    Cash used for financing activities of $471.1 million for the three months ended March 31, 2010 principally reflected a $400.0 million reduction to amounts outstanding under the accounts receivable securitization program, dividend payments of $36.6 million, the purchase of Company common stock for $24.7 million and the repayment of notes of $17.2 million. Cash used for financing activities of $50.7 million for the three months ended March 31, 2009 principally reflected dividend payments of $184.4 million and the repayment of notes of $151.9 million, partially offset by borrowings from banks of $293.1 million.

Cash Dividends

On February 23, 2010, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on April 1, 2010. The total dividend was $34.6 million of which $33.9 million was paid on April 1, 2010 and $.7 million was accrued to be paid upon vesting of RSUs. During the first quarter of 2010, the Company paid $36.6 million for the dividend declared on November 16, 2009 and for dividend payments on RSUs that vested during the first quarter of 2010.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure

The following table sets forth the Company's debt.

	At March 31, 2010	At December 31, 2009

Senior debt (4.625% – 8.875% due 2010 – 2056)(a)	$6,888.0	$6,909.5
Other notes	2.1	2.7
Obligations under capital leases	101.2	105.2

Total debt	6,991.3	7,017.4
Less discontinued operations debt(b)	20.5	20.5

Total debt from continuing operations	6,970.8	6,996.9
Less current portion	442.5	443.6

Total long-term debt from continuing operations, net of current portion	$6,528.3	$6,553.3

(a)
At March 31, 2010 and December 31, 2009, the senior debt balances included (i) a net unamortized premium of $2.3 million and $2.2 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $90.4 million and $92.4 million, respectively. The face value of the Company's senior debt was $6.80 billion at March 31, 2010 and $6.81 billion at December 31, 2009.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

During the first quarter of 2010, the Company repurchased $19.5 million of its 5.50% senior debentures due 2033 resulting in a pre-tax gain on early extinguishment of debt of $2.4 million.

In March 2010, the Company called for the redemption of $414.6 million of its 7.70% senior notes due July 30, 2010, which settled on April 30, 2010. In April 2010, the Company issued $500.0 million of 5.75% senior notes due 2020 and used the net proceeds from this offering and cash on hand to repurchase, through a tender offer in April 2010, $400.0 million of its 6.625% senior notes due 2011, $42.6 million of its 8.625% debentures due 2012 and $57.4 million of its 5.625% senior notes due 2012. These transactions will result in a pre-tax loss on early extinguishment of debt of $38.6 million in the second quarter of 2010.

During the first quarter of 2009, the Company repurchased $152.8 million of its 7.70% senior notes due 2010 resulting in a pre-tax gain on early extinguishment of debt of $.7 million.

Credit Facility

At March 31, 2010, the Company had a $2.0 billion revolving credit facility which expires in December 2012 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of the fiscal quarter, subject to reductions, and a minimum Consolidated Coverage Ratio, of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At March 31, 2010, the Company's Consolidated Leverage Ratio was approximately 3.4x and Consolidated Coverage Ratio was approximately 4.1x.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The primary purpose of the Credit Facility is to support commercial paper borrowings. At March 31, 2010, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At March 31, 2010, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.82 billion.

Accounts Receivable Securitization Program

The Company participated in a revolving accounts receivable securitization program which provided for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program from $400.0 million at December 31, 2009 to zero and terminated the program.

On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to remain on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, decreases to the accounts receivable securitization program of $400.0 million for the three months ended March 31, 2010 are reflected as cash flows from financing activities and decreases of $300.0 million for the three months ended March 31, 2009 are reflected as cash flows from operating activities under previous FASB guidance.

During the three months ended March 31, 2010 and 2009, proceeds from collections of securitized accounts receivables of $263.1 million and $283.0 million, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.5 million and $.6 million for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which include operating needs, capital expenditures, dividends, and principal and interest payments on its outstanding indebtedness and pension funding requirements, as well as cash flows generated from operating activities available to meet these needs. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.82 billion of remaining availability at March 31, 2010, and access to capital markets are sufficient to fund its operating needs, including commitments to purchase sports programming rights, television and film programming, talent contracts, other operating commitments and contingencies, capital and investing commitments, dividends and other financing requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2010, the outstanding letters of credit and surety bonds approximated $381.1 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities and Derivative Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. The Company intends to oppose the plaintiffs' motion. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

On October 2, 2009, a shareholder derivative complaint, Hatcher v. Moonves, et al., was filed in the United States District Court for the Southern District of New York naming the Company, as a nominal defendant, members of its board of directors and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to timely write down the value of certain of the Company's assets and relates to the same or similar allegations in the Omaha Funds case. The complaint seeks, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained and the institution of certain reforms to the Company's internal control functions. On December 11, 2009, another shareholder derivative complaint, Iron Workers v. Redstone, et al., was filed in the United States District Court for the Southern District of New York naming the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

same defendants as the Hatcher action, and making similar claims and demands. On December 28, 2009, the Hatcher and Iron Workers actions were consolidated and, on February 16, 2010, the plaintiffs filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On April 3, 2010, the plaintiffs unilaterally filed a stipulation discontinuing the action without prejudice. On April 6, 2010, the court entered an order adopting this stipulation.

On December 22, 2009, another shareholder derivative complaint, Gray v. Redstone, et al., was filed in the Supreme Court, New York County, naming the same defendants as the Hatcher and Iron Workers actions, and making similar claims and demands. On March 8, 2010, the Company filed a motion to dismiss the action.

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

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On April 15, 2010, the Third Circuit requested that the Company and the FCC each submit a supplemental brief on May 18, 2010.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2010, the Company had pending approximately 62,340 asbestos claims, as compared with approximately 62,360 as of December 31, 2009 and 67,540 as of March 31, 2009. During the first quarter of 2010, the Company received approximately 1,020 new claims and closed or moved to an inactive docket approximately 1,040 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2009 and 2008 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.8 million and $15.0 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2010, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 80% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $39.0 million and $71.4 million for the three months ended March 31, 2010 and 2009, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the U.S. through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the U.S. after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $5.3 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At March 31, 2010	At December 31, 2009

Amounts due from Viacom Inc.
Receivables	$142.3	$164.4
Other assets (Receivables, noncurrent)	243.9	268.3

Total amounts due from Viacom Inc.	$386.2	$432.7

Amounts due to Viacom Inc.
Accounts payable	$3.3	$2.8
Program rights	7.1	18.4
Other liabilities (Program rights, noncurrent)	.4	3.8

Total amounts due to Viacom Inc.	$10.8	$25.0

Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp., through the Entertainment segment, licenses its television products to The CW resulting in total revenues of $35.2 million and $16.9 million for the three months ended March 31, 2010 and 2009, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

Variable Interest Entities

Effective January 1, 2010, the Company adopted revised FASB guidance which changes the model for determining whether an entity should consolidate a Variable Interest Entity ("VIE"). This new model requires an assessment of whether an entity has a controlling financial interest in a VIE and is therefore the primary beneficiary and required to consolidate the VIE. This guidance also requires an ongoing assessment of whether an entity continues to be the primary beneficiary of a VIE. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Transfers of Financial Assets

Effective January 1, 2010, the Company adopted amended FASB guidance on accounting for transfers of financial assets. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this guidance required the Company's securitized accounts receivables to remain on the Consolidated Balance Sheet with a corresponding increase to debt. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program from $400.0 million at December 31, 2009 to zero and terminated the program.

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

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a discussion of the Company's critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2 – Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Securities and Derivative Actions.    As previously disclosed, on December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. The Company intends to oppose the plaintiffs' motion. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

As previously disclosed, on October 2, 2009, a shareholder derivative complaint, Hatcher v. Moonves, et al., was filed in the United States District Court for the Southern District of New York naming the Company, as a nominal defendant, members of its board of directors and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to timely write down the value of certain of the Company's assets and relates to the same or similar allegations in the Omaha Funds case. The complaint seeks, among other things, unspecified compensatory damages, restitution from the defendants with respect to compensation, benefits and profits obtained and the institution of certain reforms to the Company's internal control functions. On December 11, 2009, another shareholder derivative complaint, Iron Workers v. Redstone, et al., was filed in the United States District Court for the Southern District of New York naming the same defendants as the Hatcher action, and making similar claims and demands. On December 28, 2009, the Hatcher and Iron Workers actions were consolidated and, on February 16, 2010, the plaintiffs filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On April 3, 2010, the plaintiffs unilaterally filed a stipulation discontinuing the action without prejudice. On April 6, 2010, the court entered an order adopting this stipulation.

As previously disclosed, on December 22, 2009, another shareholder derivative complaint, Gray v. Redstone, et al., was filed in the Supreme Court, New York County, naming the same defendants as the Hatcher and Iron Workers actions, and making similar claims and demands. On March 8, 2010, the Company filed a motion to dismiss the action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2010, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

 Item 6. Exhibits.

Exhibit No.	Description of Document

(10)		Material Contracts
	(a)	Employment Agreement dated as of September 1, 2007 between CBS Corporation and Martin D. Franks, as amended by a 409(a) Letter Agreement dated November 3, 2008 (filed herewith).
(b)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended as of January 1, 2009) (filed herewith).
(c)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended as of January 1, 2009) (filed herewith).
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
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
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

CBS CORPORATION (Registrant)
Date: May 5, 2010	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(10)		Material Contracts
	(a)	Employment Agreement dated as of September 1, 2007 between CBS Corporation and Martin D. Franks, as amended by a 409(a) Letter Agreement dated November 3, 2008 (filed herewith).
(b)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended as of January 1, 2009) (filed herewith).
(c)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended as of January 1, 2009) (filed herewith).
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
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.