Form 10-Q
period 2010-06-30
CBS CORP
filed 2010-08-03
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

Number of shares of common stock outstanding at July 31, 2010:

         Class A Common Stock, par value $.001 per share—50,882,897

         Class B Common Stock, par value $.001 per share—629,855,757

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,

	2010		2009		2010		2009

Revenues		$3,331.0		$3,006.3		$6,861.9		$6,166.2

Expenses:
Operating		2,077.7		1,984.4		4,641.2		4,297.5
Selling, general and administrative		673.1		625.7		1,289.2		1,221.9
Restructuring charges		1.7		8.8		58.8		9.6
Depreciation and amortization		143.5		145.2		284.3		287.5

Total expenses		2,896.0		2,764.1		6,273.5		5,816.5

Operating income		435.0		242.2		588.4		349.7
Interest expense		(133.6)		(133.9)		(271.6)		(267.1)
Interest income		1.1		1.1		2.2		2.7
Loss on early extinguishment of debt		(40.3)		(30.5)		(37.9)		(29.8)
Other items, net		(13.6)		(3.5)		(26.7)		(15.4)

Earnings before income taxes and equity in loss of investee companies		248.6		75.4		254.4		40.1
Provision for income taxes		(91.7)		(56.9)		(112.7)		(65.7)
Equity in loss of investee companies, net of tax		(6.8)		(3.1)		(17.8)		(14.3)

Net earnings (loss)		$150.1		$15.4		$123.9		$(39.9)

Basic and diluted net earnings (loss) per common share	$	..22	$	..02	$	..18		$(.06)
Weighted average number of common shares outstanding:
Basic		679.1		673.4		677.7		672.5
Diluted		693.4		680.2		692.8		672.5
Dividends per common share	$	..05	$	..05	$	..10	$	..10

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At June 30, 2010	At December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$838.1	$716.7
Receivables, less allowances of $125.7 (2010) and $142.6 (2009)	2,895.6	2,900.2
Programming and other inventory (Note 4)	496.8	1,085.0
Deferred income tax assets, net	307.2	303.4
Prepaid income taxes	21.0	—
Prepaid expenses and other current assets	678.7	630.4
Current assets of discontinued operations	4.1	1.2

Total current assets	5,241.5	5,636.9

Property and equipment:
Land	328.9	329.3
Buildings	707.4	706.6
Capital leases	196.4	196.3
Advertising structures	1,991.7	2,039.8
Equipment and other	1,729.7	1,726.0

	4,954.1	4,998.0
Less accumulated depreciation and amortization	2,238.7	2,139.3

Net property and equipment	2,715.4	2,858.7

Programming and other inventory (Note 4)	1,296.2	1,464.2
Goodwill	8,660.1	8,667.5
Intangible assets (Note 3)	6,682.0	6,753.7
Other assets	1,330.7	1,489.9
Assets of discontinued operations	88.3	91.1

Total Assets	$26,014.2	$26,962.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$332.7	$436.4
Accrued compensation	261.3	320.7
Participants' share and royalties payable	1,046.4	955.0
Program rights	626.7	729.2
Deferred revenue	266.7	461.5
Income taxes payable	—	4.0
Current portion of long-term debt (Note 6)	26.1	443.6
Accrued expenses and other current liabilities	1,328.9	1,376.9
Current liabilities of discontinued operations	18.9	19.2

Total current liabilities	3,907.7	4,746.5

Long-term debt (Note 6)	6,515.9	6,553.3
Pension and postretirement benefit obligations	2,114.5	2,117.4
Deferred income tax liabilities, net	696.5	631.9
Other liabilities	3,345.7	3,636.6
Liabilities of discontinued operations	250.9	256.9
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 51.0 (2010) and 51.8 (2009) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 748.5 (2010) and 743.4 (2009) shares issued	.7	.7
Additional paid-in capital	43,448.7	43,479.2
Accumulated deficit	(30,247.8)	(30,371.7)
Accumulated other comprehensive loss (Note 1)	(329.5)	(395.5)

	12,872.2	12,712.8
Less treasury stock, at cost; 120.2 (2010) and 120.4 (2009) Class B Shares	3,689.2	3,693.4

Total Stockholders' Equity	9,183.0	9,019.4

Total Liabilities and Stockholders' Equity	$26,014.2	$26,962.0

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2010	2009

Operating Activities:
Net earnings (loss)	$123.9	$(39.9)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization	284.3	287.5
Stock-based compensation	69.6	66.8
Loss on early extinguishment of debt	37.9	29.8
Equity in loss of investee companies, net of tax and distributions	17.9	15.8
Decrease to accounts receivable securitization program (Note 6)	—	(300.0)
Change in assets and liabilities, net of effects of acquisitions	717.4	335.3

Net cash flow provided by operating activities	1,251.0	395.3

Investing Activities:
Acquisitions, net of cash acquired	(7.9)	(9.3)
Capital expenditures	(99.7)	(139.3)
Investments in and advances to investee companies	(41.2)	(23.7)
Purchases of marketable securities	—	(35.6)
Proceeds from dispositions	1.6	22.5
Other investing activities	(.1)	(.4)

Net cash flow used for investing activities	(147.3)	(185.8)

Financing Activities:
Repayments to banks, including commercial paper, net	—	(2.3)
Proceeds from issuance of senior notes	496.9	974.4
Repayment of notes and debentures	(976.1)	(1,007.5)
Payment of capital lease obligations	(8.1)	(7.7)
Dividends	(73.7)	(228.6)
Purchase of Company common stock	(35.6)	(16.5)
Proceeds from exercise of stock options	2.7	—
Excess tax benefit from stock-based compensation	12.0	.7
Decrease to accounts receivable securitization program (Note 6)	(400.0)	—
Other financing activities	(.4)	—

Net cash flow used for financing activities	(982.3)	(287.5)

Net increase (decrease) in cash and cash equivalents	121.4	(78.0)
Cash and cash equivalents at beginning of period	716.7	419.5

Cash and cash equivalents at end of period	$838.1	$341.5

Supplemental disclosure of cash flow information
Cash paid for interest	$263.5	$265.2
Cash paid for income taxes	$32.3	$72.4

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2010, respectively, stock options to purchase 32.8 million and 33.0 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three months ended June 30, 2009, stock options to purchase 43.0 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the six months ended June 30, 2009, stock options to purchase 45.0 million shares of Class B Common Stock and 19.4 million RSUs, PSUs and restricted shares were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average shares for basic EPS	679.1	673.4	677.7	672.5
Dilutive effect of shares issuable under stock-based compensation plans	14.3	6.8	15.1	—

Weighted average shares for diluted EPS	693.4	680.2	692.8	672.5

Comprehensive Income (Loss)—Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income (loss) ("OCI") items listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net earnings (loss)	$150.1	$15.4	$123.9	$(39.9)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(14.5)	122.9	(19.8)	44.5
Net actuarial loss and prior service costs	8.9	11.0	85.9	22.3
Change in fair value of cash flow hedges	—	(1.4)	(.1)	—
Net unrealized gain (loss) on securities	(.1)	1.2	—	.3

Total comprehensive income	$144.4	$149.1	$189.9	$27.2

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the six months ended June 30, 2010 and 2009, the Company recorded dividends of $69.6 million and $69.3 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Transfers of Financial Assets

Effective January 1, 2010, the Company adopted amended FASB guidance on accounting for transfers of financial assets. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this guidance required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program from $400.0 million at December 31, 2009 to zero and terminated the program.

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

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

RSUs, PSUs and restricted shares	$29.2	$27.2	$56.0	$54.9
Stock options and equivalents	7.8	6.7	13.6	11.9

Stock-based compensation expense, before income taxes	37.0	33.9	69.6	66.8
Related tax benefit	(14.6)	(13.5)	(27.4)	(26.7)

Stock-based compensation expense, net of tax benefit	$22.4	$20.4	$42.2	$40.1

During the six months ended June 30, 2010, the Company granted 8.6 million RSUs with a weighted average per unit grant date fair value of $13.31. RSU grants during 2010 generally vest over a one-to-four-year service period. Certain RSU awards are also subject to satisfying performance conditions. The number of shares that will be issued upon vesting of RSU awards with performance conditions can range from 0% to 120% of the target award, based on the achievement of established

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

operating performance goals. During the six months ended June 30, 2010, the Company also granted .2 million PSUs with an aggregate grant date fair value of $5.5 million. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on the achievement of established operating performance goals. During the six months ended June 30, 2010, the Company also granted 6.6 million stock options with a weighted average exercise price of $13.44. Stock option grants during 2010 generally vest over a four-year service period.

Total unrecognized compensation cost related to non-vested RSUs and PSUs at June 30, 2010 was $189.9 million, which is expected to be expensed over a weighted average period of 2.5 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at June 30, 2010 was $75.0 million, which is expected to be expensed over a weighted average period of 2.8 years.

3) INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At June 30, 2010	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$886.0	$(531.6)	$354.4
Franchise agreements	494.0	(262.8)	231.2
Other intangible assets	403.6	(214.2)	189.4

Total intangible assets subject to amortization	1,783.6	(1,008.6)	775.0
FCC licenses	5,738.2	—	5,738.2
Trade names	168.8	—	168.8

Total intangible assets	$7,690.6	$(1,008.6)	$6,682.0

At December 31, 2009	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$883.6	$(504.1)	$379.5
Franchise agreements	512.5	(261.7)	250.8
Other intangible assets	415.6	(199.2)	216.4

Total intangible assets subject to amortization	1,811.7	(965.0)	846.7
FCC licenses	5,738.2	—	5,738.2
Trade names	168.8	—	168.8

Total intangible assets	$7,718.7	$(965.0)	$6,753.7

Amortization expense was $33.1 million and $33.4 million for the three months ended June 30, 2010 and 2009, respectively, and $66.3 million for each of the six months ended June 30, 2010 and 2009. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2010 through 2014, to be as follows:

	2010	2011	2012	2013	2014

Amortization expense	$129.2	$116.4	$94.9	$83.4	$75.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At June 30, 2010	At December 31, 2009

Program rights	$1,095.8	$1,737.5
Television programming:
Released (including acquired libraries)	513.6	547.9
In process and other	38.1	134.8
Theatrical programming:
Released	29.0	—
In process and other	48.0	58.5
Publishing, primarily finished goods	67.5	69.6
Other	1.0	.9

Total programming and other inventory	1,793.0	2,549.2
Less current portion	496.8	1,085.0

Total noncurrent programming and other inventory	$1,296.2	$1,464.2

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2010, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 79.7% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 6.0% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $70.5 million and $40.9 million for the three months ended June 30, 2010 and 2009, respectively, and $109.5 million and $112.3 million for the six months ended June 30, 2010 and 2009, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the U.S. through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the U.S. after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition,

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $5.6 million and $4.8 million for the three months ended June 30, 2010 and 2009, respectively, and $10.9 million and $8.8 million for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At June 30, 2010	At December 31, 2009

Amounts due from Viacom Inc.
Receivables	$129.4	$164.4
Other assets (Receivables, noncurrent)	215.0	268.3

Total amounts due from Viacom Inc.	$344.4	$432.7

Amounts due to Viacom Inc.
Accounts payable	$2.7	$2.8
Program rights	5.5	18.4
Other liabilities (Program rights, noncurrent)	.4	3.8

Total amounts due to Viacom Inc.	$8.6	$25.0

Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp. earns revenues from The CW, primarily from the licensing of the Company's television programming. Total revenues from The CW were $16.1 million and $17.2 million for the three months ended June 30, 2010 and 2009, respectively, and $51.3 million and $34.1 million for the six months ended June 30, 2010 and 2009, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At June 30, 2010	At December 31, 2009

Senior debt (4.625% – 8.875% due 2010 – 2056)(a)	$6,463.9	$6,909.5
Other notes	1.4	2.7
Obligations under capital leases	97.2	105.2

Total debt	6,562.5	7,017.4
Less discontinued operations debt(b)	20.5	20.5

Total debt from continuing operations	6,542.0	6,996.9
Less current portion	26.1	443.6

Total long-term debt from continuing operations, net of current portion	$6,515.9	$6,553.3

  (a)
  At June 30, 2010 and December 31, 2009, the senior debt balances included (i) a net unamortized premium of $1.7 million and $2.2 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $87.5 million and $92.4 million, respectively. The face value of the Company's senior debt was $6.37 billion at June 30, 2010 and $6.81 billion at December 31, 2009.

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

For the six months ended June 30, 2010 and 2009, debt issuances, redemptions and repurchases were as follows:

Debt Issuances

  April 2010, $500.0 million 5.75% senior notes due 2020
  June 2009, $250.0 million 8.875% senior notes due 2019
  May 2009, $350.0 million 8.875% senior notes due 2019
  May 2009, $400.0 million 8.20% senior notes due 2014

Debt Redemptions

    Second quarter of 2010

  $414.6 million 7.70% senior notes due 2010

Debt Repurchases

    Second quarter of 2010

  $400.0 million 6.625% senior notes due 2011, through a tender offer
  $42.6 million 8.625% debentures due 2012, through a tender offer
  $57.4 million 5.625% senior notes due 2012, through a tender offer
  $6.1 million 6.625% senior notes due 2011

    First quarter of 2010

  $19.5 million 5.50% senior debentures due 2033

    Second quarter of 2009

  $825.5 million 7.70% senior notes due 2010, through a tender offer

    First quarter of 2009

  $152.8 million 7.70% senior notes due 2010

These transactions resulted in a pre-tax loss on early extinguishment of debt of $40.3 million and $37.9 million for the three and six months ended June 30, 2010, respectively, and $30.5 million and $29.8 million for the three and six months ended June 30, 2009, respectively.

At June 30, 2010, the Company classified $543.6 million of senior notes maturing in May 2011 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Credit Facility

At June 30, 2010, the Company had a $2.0 billion revolving credit facility which expires in December 2012 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of the second quarter of 2010, which will be reduced to 4.25x at the end of the third quarter of 2010 and 4.0x at the end of the fourth quarter of 2010, subject to further future reductions, and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

quarters, each as further described in the Credit Facility. At June 30, 2010, the Company's Consolidated Leverage Ratio was approximately 2.9x and Consolidated Coverage Ratio was approximately 4.4x.

The primary purpose of the Credit Facility is to support commercial paper borrowings. At June 30, 2010, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At June 30, 2010, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.825 billion.

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

On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, the decrease to the accounts receivable securitization program of $400.0 million during 2010 is reflected as cash flows used for financing activities and the decrease of $300.0 million for the six months ended June 30, 2009 is reflected as cash flows used for operating activities under previous FASB guidance.

During the period before the termination of the program in 2010 and for the six months ended June 30, 2009, proceeds from collections of securitized accounts receivables of $263.1 million and $609.9 million, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.5 million for 2010 and $1.3 million for the six months ended June 30, 2009.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2010	2009	2010	2009

Components of net periodic cost:
Service cost	$7.8	$7.8	$.2	$.2
Interest cost	66.8	72.4	10.8	12.3
Expected return on plan assets	(56.7)	(54.8)	—	—
Amortization of actuarial loss (gain)	17.9	21.2	(2.6)	(2.8)
Amortization of prior service cost (credit)	.1	.2	(.2)	(.1)

Net periodic cost	$35.9	$46.8	$8.2	$9.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2010	2009	2010	2009

Components of net periodic cost:
Service cost	$15.6	$15.2	$.4	$.4
Interest cost	133.6	145.3	21.6	24.7
Expected return on plan assets	(113.4)	(109.3)	—	—
Amortization of actuarial loss (gain)	35.8	42.5	(5.2)	(5.6)
Amortization of prior service cost (credit)	.2	.4	(.4)	(.2)

Net periodic cost	$71.8	$94.1	$16.4	$19.3

8) STOCKHOLDERS' EQUITY

On May 26, 2010, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on July 1, 2010. The total dividend was $35.0 million of which $33.9 million was paid on July 1, 2010 and $1.1 million was accrued to be paid upon vesting of RSUs. During the second quarter of 2010, the Company paid $37.1 million for the dividend declared on February 23, 2010 and for dividend payments on RSUs that vested during the second quarter of 2010.

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes was $91.7 million and $56.9 million for the three months ended June 30, 2010 and 2009, respectively, and $112.7 million and $65.7 million for the six months ended June 30, 2010 and 2009, respectively. The provision for income taxes for the six months ended June 30, 2010 included three discrete items which impacted comparability totaling $25.9 million, comprised of a $62.2 million reduction of deferred tax assets associated with the 2010 Patient Protection and Affordable Care Act, partially offset by a $26.4 million reversal of previously established deferred tax liabilities and a $9.9 million tax benefit from the settlements of tax audits. The provision for income taxes for the three and six months ended June 30, 2009 was impacted by a reduction of deferred tax assets associated with stock-based compensation of $23.3 million and $42.1 million, respectively. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

The Company is currently under examination by various U.S. and foreign tax authorities through the 2007 tax year. With respect to open tax years in all jurisdictions, the Company believes it is reasonably possible that the reserve for uncertain tax positions may decrease during the remainder of 2010 by approximately $20 million, plus accrued interest, a portion of which may impact the Company's effective income tax rate. The estimate of any additional impact to the reserve for uncertain tax positions within the next twelve months can not currently be determined.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2010, the outstanding letters of credit and surety bonds approximated $386.8 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities and Derivative Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint, which is pending before the court. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

On December 22, 2009, another shareholder derivative complaint, Gray v. Redstone, et al., was filed in the Supreme Court, New York County, naming the same defendants as the Hatcher and Iron Workers actions, and making similar claims and demands. On March 8, 2010, the Company filed a motion to dismiss the action. On July 1, 2010, the parties entered into a stipulation discontinuing this action without prejudice, which was adopted by the court on July 6, 2010.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment.

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2010, the Company had pending approximately 58,920 asbestos claims, as compared with approximately 62,360 as of December 31, 2009 and 64,480 as of June 30, 2009. During the second quarter of 2010, the Company received approximately 740 new claims and closed or moved to an inactive docket approximately 4,160 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2009 and 2008 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.8 million and $15.0 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

11) RESTRUCTURING CHARGES

During the six months ended June 30, 2010, the Company recorded restructuring charges of $58.8 million, reflecting $47.0 million of severance costs associated with the elimination of positions and $12.5 million of contract termination and other associated costs, partially offset by the reversal of $.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2009, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of June 30, 2010, the Company had paid $139.4 million of the severance costs and $11.3 million of the contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011.

	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at June 30, 2010

Entertainment	$2.2	$10.4	$(6.9)	$5.7
Cable Networks	.1	—	(.1)	—
Publishing	2.4	1.7	(2.4)	1.7
Local Broadcasting	28.6	25.2	(15.2)	38.6
Outdoor	6.2	21.5	(6.1)	21.6
Corporate	.3	—	(.3)	—

Total	$39.8	$58.8	$(31.0)	$67.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) FAIR VALUE MEASUREMENTS

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value.

At June 30, 2010	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total

Assets:
Investments	$51.2	$25.0	$—	$76.2
Foreign currency hedges	—	4.2	—	4.2

Total Assets	$51.2	$29.2	$—	$80.4

Liabilities:
Deferred compensation	$—	$132.0	$—	$132.0
Foreign currency hedges	—	.8	—	.8

Total Liabilities	$—	$132.8	$—	$132.8

At December 31, 2009	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total

Assets:
Investments	$57.2	$—	$—	$57.2

Total Assets	$57.2	$—	$—	$57.2

Liabilities:
Deferred compensation	$—	$138.6	$—	$138.6
Foreign currency hedges	—	5.8	—	5.8

Total Liabilities	$—	$144.4	$—	$144.4

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

13) FINANCIAL INSTRUMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures. At June 30, 2010 and December 31, 2009, the carrying value of the senior debt was $6.46 billion and $6.91 billion, respectively, and the fair value, which is

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

estimated, based on quoted market prices and includes accrued interest, was $7.05 billion and $7.25 billion, respectively.

The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign Exchange Contracts

Foreign exchange forward contracts have principally been used to hedge projected cash flows, generally within the next twelve months, in such currencies as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. The Company designates forward contracts used to hedge projected future television and film production costs as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in OCI and reclassified to the statement of operations when the hedged item is recognized. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in "Other items, net" in the Consolidated Statement of Operations.

At June 30, 2010, the notional amount of all foreign currency contracts was $124.6 million, of which $16.0 million related to the hedging of future production costs and $108.6 million represents hedges of expected foreign currency cash flows. At December 31, 2009, the notional amount of all foreign currency contracts was $97.1 million, of which $2.1 million related to the hedging of future production costs and $95.0 million represented hedges of expected foreign currency cash flows.

Interest Rate Swaps

All of the Company's long-term debt has been issued under fixed interest rate agreements. During 2009, the Company entered into fixed-to-floating rate swap agreements for a portion of this debt, which were designated as fair value hedges. Gains or losses on interest rate swaps were recorded as a change in the carrying value of the debt attributable to the risk being hedged. During the fourth quarter of 2009, the Company settled all of its interest rate swaps outstanding. The Company did not have any interest rate swaps outstanding at June 30, 2010 or December 31, 2009.

The fair value of foreign exchange contracts recorded on the Consolidated Balance Sheets were as follows:

	At June 30, 2010	At December 31, 2009	Balance Sheet Account

Designated hedging instruments:
Assets	$.1	$—	Prepaid expenses and other current assets
Liabilities	$(.3)	$(.1)	Accrued expenses and other current liabilities
Non-designated hedging instruments:
Assets	$4.1	$—	Prepaid expenses and other current assets
Liabilities	$(.5)	$(5.7)	Accrued expenses and other current liabilities

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended June 30,
	2010	2009	Financial Statement Account

Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$—	$(1.4)	Change in fair value of cash flow hedges
Reclassified from accumulated OCI	$—	$2.9	Programming costs
Non-designated hedging instruments	$5.7	$(5.7)	Other items, net
Designated interest rate swaps	$—	$2.8	Interest expense

	Six Months Ended June 30,
	2010	2009	Financial Statement Account

Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$(.1)	$—	Change in fair value of cash flow hedges
Reclassified from accumulated OCI	$—	$3.0	Programming costs
Non-designated hedging instruments	$3.8	$(3.1)	Other items, net
Designated interest rate swaps	$—	$2.8	Interest expense

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenues:
Entertainment	$1,671.7	$1,515.5	$3,753.2	$3,333.1
Cable Networks	368.8	328.4	736.8	669.0
Publishing	189.7	181.4	341.4	343.1
Local Broadcasting	678.2	579.5	1,283.7	1,089.9
Outdoor	456.3	434.1	848.5	814.0
Eliminations	(33.7)	(32.6)	(101.7)	(82.9)

Total Revenues	$3,331.0	$3,006.3	$6,861.9	$6,166.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Intercompany Revenues:
Entertainment	$25.7	$25.6	$82.8	$67.9
Cable Networks	.1	.2	.2	.8
Local Broadcasting	5.1	4.5	10.5	8.7
Outdoor	2.8	2.3	8.2	5.5

Total Intercompany Revenues	$33.7	$32.6	$101.7	$82.9

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Segment OIBDA:
Entertainment	$222.5	$209.5	$357.0	$360.6
Cable Networks	129.3	96.9	230.2	180.3
Publishing	16.7	8.1	18.8	8.2
Local Broadcasting	214.0	100.6	322.8	154.7
Outdoor	77.3	42.2	89.4	67.3
Corporate	(55.9)	(34.7)	(94.6)	(63.2)
Residual costs	(26.2)	(35.9)	(52.5)	(71.9)
Eliminations	.8	.7	1.6	1.2

OIBDA	578.5	387.4	872.7	637.2
Depreciation and amortization	(143.5)	(145.2)	(284.3)	(287.5)

Total Operating Income	435.0	242.2	588.4	349.7
Interest expense	(133.6)	(133.9)	(271.6)	(267.1)
Interest income	1.1	1.1	2.2	2.7
Loss on early extinguishment of debt	(40.3)	(30.5)	(37.9)	(29.8)
Other items, net	(13.6)	(3.5)	(26.7)	(15.4)

Earnings before income taxes and equity in loss of investee companies	248.6	75.4	254.4	40.1
Provision for income taxes	(91.7)	(56.9)	(112.7)	(65.7)
Equity in loss of investee companies, net of tax	(6.8)	(3.1)	(17.8)	(14.3)

Net Earnings (Loss)	$150.1	$15.4	$123.9	$(39.9)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Operating Income (Loss):
Entertainment	$181.1	$165.7	$274.3	$272.7
Cable Networks	123.7	91.0	218.9	168.4
Publishing	15.0	6.1	15.5	4.0
Local Broadcasting	189.6	78.9	274.0	110.8
Outdoor	12.1	(24.8)	(38.7)	(63.0)
Corporate	(61.1)	(39.5)	(104.7)	(72.5)
Residual costs	(26.2)	(35.9)	(52.5)	(71.9)
Eliminations	.8	.7	1.6	1.2

Total Operating Income	$435.0	$242.2	$588.4	$349.7

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Depreciation and Amortization:
Entertainment	$41.4	$43.8	$82.7	$87.9
Cable Networks	5.6	5.9	11.3	11.9
Publishing	1.7	2.0	3.3	4.2
Local Broadcasting	24.4	21.7	48.8	43.9
Outdoor	65.2	67.0	128.1	130.3
Corporate	5.2	4.8	10.1	9.3

Total Depreciation and Amortization	$143.5	$145.2	$284.3	$287.5

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Stock-based Compensation:
Entertainment	$11.9	$12.0	$23.3	$23.3
Cable Networks	1.5	1.6	3.1	3.2
Publishing	.9	.9	1.8	1.8
Local Broadcasting	6.1	6.1	11.9	13.1
Outdoor	1.6	1.5	3.0	3.1
Corporate	15.0	11.8	26.5	22.3

Total Stock-based Compensation	$37.0	$33.9	$69.6	$66.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Capital Expenditures:
Entertainment	$23.3	$16.8	$38.2	$36.7
Cable Networks	3.3	1.7	4.3	2.9
Publishing	.9	.4	1.7	.9
Local Broadcasting	16.3	19.6	27.0	40.3
Outdoor	13.3	24.2	24.9	50.1
Corporate	1.7	2.4	3.6	8.4

Total Capital Expenditures	$58.8	$65.1	$99.7	$139.3

	At June 30, 2010	At December 31, 2009

Assets:
Entertainment	$7,798.2	$8,935.6
Cable Networks	1,601.4	1,680.0
Publishing	1,044.1	1,142.7
Local Broadcasting	9,708.5	9,646.6
Outdoor	4,330.7	4,452.8
Corporate	1,522.5	1,100.2
Discontinued operations	92.4	92.3
Eliminations	(83.6)	(88.2)

Total Assets	$26,014.2	$26,962.0

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

	Statement of Operations For the Three Months Ended June 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$32.5	$31.8	$3,266.7	$—	$3,331.0

Expenses:
Operating	16.1	25.6	2,036.0	—	2,077.7
Selling, general and administrative	34.7	62.0	576.4	—	673.1
Restructuring charges	—	—	1.7	—	1.7
Depreciation and amortization	1.0	3.1	139.4	—	143.5

Total expenses	51.8	90.7	2,753.5	—	2,896.0

Operating income (loss)	(19.3)	(58.9)	513.2	—	435.0
Interest (expense) income, net	(146.7)	(75.3)	89.5	—	(132.5)
Loss on early extinguishment of debt	(40.3)	—	—	—	(40.3)
Other items, net	(.1)	8.3	(21.8)	—	(13.6)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(206.4)	(125.9)	580.9	—	248.6
Benefit (provision) for income taxes	75.5	45.1	(212.3)	—	(91.7)
Equity in earnings (loss) of investee companies, net of tax	281.0	145.4	(6.8)	(426.4)	(6.8)

Net earnings	$150.1	$64.6	$361.8	$(426.4)	$150.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$65.6	$60.8	$6,735.5	$—	$6,861.9

Expenses:
Operating	32.1	50.5	4,558.6	—	4,641.2
Selling, general and administrative	69.4	105.9	1,113.9	—	1,289.2
Restructuring charges	—	—	58.8	—	58.8
Depreciation and amortization	2.2	5.9	276.2	—	284.3

Total expenses	103.7	162.3	6,007.5	—	6,273.5

Operating income (loss)	(38.1)	(101.5)	728.0	—	588.4
Interest (expense) income, net	(294.4)	(157.1)	182.1	—	(269.4)
Loss on early extinguishment of debt	(37.9)	—	—	—	(37.9)
Other items, net	(.3)	10.2	(36.6)	—	(26.7)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(370.7)	(248.4)	873.5	—	254.4
Benefit (provision) for income taxes	101.8	91.4	(305.9)	—	(112.7)
Equity in earnings (loss) of investee companies, net of tax	392.8	315.3	(17.8)	(708.1)	(17.8)

Net earnings	$123.9	$158.3	$549.8	$(708.1)	$123.9

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At June 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$471.6	$.2	$366.3	$—	$838.1
Receivables, net	25.8	31.2	2,838.6	—	2,895.6
Programming and other inventory	3.0	4.9	488.9	—	496.8
Prepaid expenses and other current assets	78.0	73.0	869.6	(9.6)	1,011.0

Total current assets	578.4	109.3	4,563.4	(9.6)	5,241.5

Property and equipment	39.9	81.7	4,832.5	—	4,954.1
Less accumulated depreciation and amortization	7.6	39.1	2,192.0	—	2,238.7

Net property and equipment	32.3	42.6	2,640.5	—	2,715.4

Programming and other inventory	6.7	54.7	1,234.8	—	1,296.2
Goodwill	100.3	63.0	8,496.8	—	8,660.1
Intangible assets	255.1	—	6,426.9	—	6,682.0
Investments in consolidated subsidiaries	33,793.8	6,157.8	—	(39,951.6)	—
Other assets	249.4	13.3	1,156.3	—	1,419.0
Intercompany	—	5,026.0	11,302.8	(16,328.8)	—

Total Assets	$35,016.0	$11,466.7	$35,821.5	$(56,290.0)	$26,014.2

Liabilities and Stockholders' Equity
Accounts payable	$2.0	$16.4	$314.3	$—	$332.7
Participants' share and royalties payable	—	20.4	1,026.0	—	1,046.4
Program rights	4.1	5.9	616.7	—	626.7
Current portion of long-term debt	8.0	—	18.1	—	26.1
Accrued expenses and other current liabilities	332.3	265.8	1,287.7	(10.0)	1,875.8

Total current liabilities	346.4	308.5	3,262.8	(10.0)	3,907.7

Long-term debt	6,383.2	—	132.7	—	6,515.9
Other liabilities	3,082.0	769.4	2,556.8	(.6)	6,407.6
Intercompany	16,021.4	—	—	(16,021.4)	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,448.7	—	61,434.8	(61,434.8)	43,448.7
Retained earnings (deficit)	(30,247.8)	10,597.0	(28,340.9)	17,743.9	(30,247.8)
Accumulated other comprehensive income (loss)	(329.5)	.1	311.1	(311.2)	(329.5)

	12,872.2	10,719.9	34,669.1	(45,389.0)	12,872.2
Less treasury stock, at cost	3,689.2	331.1	4,799.9	(5,131.0)	3,689.2

Total Stockholders' Equity	9,183.0	10,388.8	29,869.2	(40,258.0)	9,183.0

Total Liabilities and Stockholders' Equity	$35,016.0	$11,466.7	$35,821.5	$(56,290.0)	$26,014.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$247.5	$.5	$468.7	$—	$716.7
Receivables, net	28.6	32.0	2,839.6	—	2,900.2
Programming and other inventory	3.1	6.1	1,075.8	—	1,085.0
Prepaid expenses and other current assets	50.4	71.7	826.6	(13.7)	935.0

Total current assets	329.6	110.3	5,210.7	(13.7)	5,636.9

Property and equipment	38.5	78.0	4,881.5	—	4,998.0
Less accumulated depreciation and amortization	6.5	33.3	2,099.5	—	2,139.3

Net property and equipment	32.0	44.7	2,782.0	—	2,858.7

Programming and other inventory	5.9	68.3	1,390.0	—	1,464.2
Goodwill	100.3	63.0	8,504.2	—	8,667.5
Intangible assets	255.1	—	6,498.6	—	6,753.7
Investments in consolidated subsidiaries	33,401.0	5,842.5	—	(39,243.5)	—
Other assets	256.9	29.8	1,294.3	—	1,581.0
Intercompany	—	5,218.0	10,187.1	(15,405.1)	—

Total Assets	$34,380.8	$11,376.6	$35,866.9	$(54,662.3)	$26,962.0

Liabilities and Stockholders' Equity
Accounts payable	$2.1	$35.4	$398.9	$—	$436.4
Participants' share and royalties payable	—	17.6	937.4	—	955.0
Program rights	5.7	8.2	715.3	—	729.2
Current portion of long-term debt	424.6	—	19.0	—	443.6
Accrued expenses and other current liabilities	341.9	280.2	1,574.3	(14.1)	2,182.3

Total current liabilities	774.3	341.4	3,644.9	(14.1)	4,746.5

Long-term debt	6,412.2	—	141.1	—	6,553.3
Other liabilities	3,106.6	804.7	2,734.5	(3.0)	6,642.8
Intercompany	15,068.3	—	—	(15,068.3)	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,479.2	—	61,434.8	(61,434.8)	43,479.2
Retained earnings (deficit)	(30,371.7)	10,438.7	(28,890.7)	18,452.0	(30,371.7)
Accumulated other comprehensive income (loss)	(395.5)	.1	338.1	(338.2)	(395.5)

	12,712.8	10,561.6	34,146.3	(44,707.9)	12,712.8
Less treasury stock, at cost	3,693.4	331.1	4,799.9	(5,131.0)	3,693.4

Total Stockholders' Equity	9,019.4	10,230.5	29,346.4	(39,576.9)	9,019.4

Total Liabilities and Stockholders' Equity	$34,380.8	$11,376.6	$35,866.9	$(54,662.3)	$26,962.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(279.6)	$(143.2)	$1,673.8	$—	$1,251.0

Investing Activities:
Acquisitions, net of cash acquired	—	—	(7.9)	—	(7.9)
Capital expenditures	—	(3.7)	(96.0)	—	(99.7)
Investments in and advances to investee companies	—	—	(41.2)	—	(41.2)
Proceeds from dispositions	—	—	1.6	—	1.6
Other investing activities	(.1)	—	—	—	(.1)

Net cash flow used for investing activities	(.1)	(3.7)	(143.5)	—	(147.3)

Financing Activities:
Proceeds from issuance of senior notes	496.9	—	—	—	496.9
Repayment of notes and debentures	(975.0)	—	(1.1)	—	(976.1)
Payment of capital lease obligations	—	—	(8.1)	—	(8.1)
Dividends	(73.7)	—	—	—	(73.7)
Purchase of Company common stock	(35.6)	—	—	—	(35.6)
Proceeds from exercise of stock options	2.7	—	—	—	2.7
Excess tax benefit from stock-based compensation	12.0	—	—	—	12.0
Decrease to accounts receivable securitization program	—	—	(400.0)	—	(400.0)
Other financing activities	(.4)	—	—	—	(.4)
Increase (decrease) in intercompany payables	1,076.9	146.6	(1,223.5)	—	—

Net cash flow provided by (used for) financing activities	503.8	146.6	(1,632.7)	—	(982.3)

Net increase (decrease) in cash and cash equivalents	224.1	(.3)	(102.4)	—	121.4
Cash and cash equivalents at beginning of period	247.5	.5	468.7	—	716.7

Cash and cash equivalents at end of period	$471.6	$.2	$366.3	$—	$838.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(322.9)	$(89.7)	$807.9	$—	$395.3

Investing Activities:
Acquisitions, net of cash acquired	—	—	(9.3)	—	(9.3)
Capital expenditures	—	(8.4)	(130.9)	—	(139.3)
Investments in and advances to investee companies	—	—	(23.7)	—	(23.7)
Purchases of marketable securities	—	(35.6)	—	—	(35.6)
Proceeds from dispositions	—	—	22.5	—	22.5
Other investing activities	(.4)	—	—	—	(.4)

Net cash flow used for investing activities	(.4)	(44.0)	(141.4)	—	(185.8)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(2.3)	—	(2.3)
Proceeds from issuance of senior notes	974.4	—	—	—	974.4
Repayment of notes and debentures	(1,007.5)	—	—	—	(1,007.5)
Payment of capital lease obligations	—	—	(7.7)	—	(7.7)
Dividends	(228.6)	—	—	—	(228.6)
Purchase of Company common stock	(16.5)	—	—	—	(16.5)
Excess tax benefit from stock-based compensation	.7	—	—	—	.7
Increase (decrease) in intercompany payables	589.3	133.4	(722.7)	—	—

Net cash flow provided by (used for) financing activities	311.8	133.4	(732.7)	—	(287.5)

Net decrease in cash and cash equivalents	(11.5)	(.3)	(66.2)	—	(78.0)
Cash and cash equivalents at beginning of period	108.6	.8	310.1	—	419.5

Cash and cash equivalents at end of period	$97.1	$.5	$243.9	$—	$341.5

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

Overview

For the second quarter of 2010, CBS Corporation reported revenues of $3.33 billion, up 11% from $3.01 billion for the second quarter of 2009 reflecting growth across all of the Company's segments led by increases of 17% at Local Broadcasting, 12% at Cable Networks and 10% at Entertainment. Revenue growth for the second quarter reflected increases across all significant revenue streams including 9% higher advertising sales, driven by the improved worldwide advertising marketplace and higher political advertising sales, 19% higher content licensing and distribution revenues and 12% higher affiliate and subscription fees. For the six months ended June 30, 2010, revenues of $6.86 billion increased 11% from $6.17 billion for the same prior-year period, led by growth of 18% at Local Broadcasting, 13% at Entertainment and 10% at Cable Networks.

The Company reported operating income of $435.0 million for the three months ended June 30, 2010, an increase of 80% from $242.2 million for the comparable prior-year period and operating income of $588.4 million for the six months ended June 30, 2010, up 68% from $349.7 million for the same prior-year period. For the three- and six-month periods the increases reflect growth in revenues, partially offset by higher sports programming costs and increased investment in content. Operating income margins improved to 13% for the second quarter of 2010 from 8% for the second quarter of 2009 led by Local Broadcasting, Cable Networks and Outdoor. Operating income margins increased to 9% for the six months ended June 30, 2010 versus 6% for the comparable prior-year period.

For the second quarter of 2010, the Company generated $491.5 million of free cash flow, an increase of 40% from $351.7 million for the same prior-year period, principally reflecting higher operating income, partially offset by the timing of interest payments. For the six months ended June 30, 2010, free cash flow of $1.15 billion increased 107% from $556.0 million for the same prior-year period principally reflecting higher advertising sales and the timing of tax payments. The Company generated cash flow from operating activities of $1.25 billion for the six months ended June 30, 2010, up $855.7 million versus $395.3 million for the comparable prior-year period, which included a $300.0 million reduction to the amounts outstanding under the Company's accounts receivable securitization program. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by operating activities before increases and decreases to the accounts receivable securitization program and less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on pages 39 – 40 for a reconciliation of net cash flow provided by operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

During the first half of the year, the Company reduced its outstanding debt by $840.2 million, through a $400.0 million reduction to the accounts receivable securitization program and the repurchase and early redemption of $940.2 million of debt principally due between 2010 and 2012, using cash on hand and proceeds from the second quarter issuance of $500.0 million of senior notes due in 2020. These actions extended the maturity of the Company's debt and are expected to result in annualized net interest expense savings of approximately $40 million. At June 30, 2010, the Company's cash balance was $838.1 million, an increase of $121.4 million from $716.7 million at December 31, 2009.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations

Three and Six Months Ended June 30, 2010 versus Three and Six Months Ended June 30, 2009

Revenues

The following tables present the Company's consolidated revenues by type for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2010		2009		$	%

Advertising	$2,157.0	65%	$1,986.3	66%	$170.7	9%
Content licensing and distribution	733.7	22	614.0	21	119.7	19
Affiliate and subscription fees	381.4	11	340.8	11	40.6	12
Other	58.9	2	65.2	2	(6.3)	(10)

Total Revenues	$3,331.0	100%	$3,006.3	100%	$324.7	11%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2010		2009		$	%

Advertising	$4,538.4	66%	$4,014.7	65%	$523.7	13%
Content licensing and distribution	1,447.3	21	1,344.4	22	102.9	8
Affiliate and subscription fees	764.0	11	684.1	11	79.9	12
Other	112.2	2	123.0	2	(10.8)	(9)

Total Revenues	$6,861.9	100%	$6,166.2	100%	$695.7	11%

Advertising sales increased $170.7 million, or 9%, to $2.16 billion for the three months ended June 30, 2010 driven by 5% higher Network advertising revenues, led by increases in primetime and sports, 11% higher local advertising sales, driven by growth from CBS Television Stations, CBS Radio and CBS Outdoor, and 22% growth in CBS Interactive display advertising revenues. For the six months ended June 30, 2010, advertising sales increased $523.7 million, or 13%, to $4.54 billion driven by 16% higher Network advertising revenues, including the 2010 telecast of Super Bowl XLIV on the CBS Television Network, 11% higher local advertising sales and 20% higher CBS Interactive display advertising revenues.

Content licensing and distribution revenues increased $119.7 million, or 19%, to $733.7 million for the three months ended June 30, 2010 and increased $102.9 million, or 8%, to $1.45 billion for the six months ended June 30, 2010 principally reflecting higher international syndication sales of television programming, higher home entertainment revenues and the addition of theatrical revenues in 2010. For the six-month period, the increase was partially offset by lower domestic syndication sales of television programming.

Affiliate and subscription fees increased $40.6 million, or 12%, to $381.4 million for the three months ended June 30, 2010 and increased $79.9 million, or 12%, to $764.0 million for the six months ended June 30, 2010 reflecting growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network, and higher retransmission revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues

The Company generated approximately 16% of its total revenues from international regions for both the three and six months ended June 30, 2010 and 15% for both the three and six months ended June 30, 2009.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2010		2009		$	%

Programming	$779.3	38%	$762.2	38%	$17.1	2%
Production	564.8	27	525.3	26	39.5	8
Outdoor operations	289.8	14	298.5	15	(8.7)	(3)
Publishing operations	129.1	6	128.7	7.4		—
Other	314.7	15	269.7	14	45.0	17

Total Operating Expenses	$2,077.7	100%	$1,984.4	100%	$93.3	5%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2010		2009		$	%

Programming	$2,009.4	43%	$1,848.0	43%	$161.4	9%
Production	1,220.7	27	1,113.3	26	107.4	10
Outdoor operations	565.1	12	570.0	13	(4.9)	(1)
Publishing operations	236.7	5	247.3	6	(10.6)	(4)
Other	609.3	13	518.9	12	90.4	17

Total Operating Expenses	$4,641.2	100%	$4,297.5	100%	$343.7	8%

Programming expenses for the three months ended June 30, 2010 increased $17.1 million, or 2%, to $779.3 million primarily reflecting higher sports programming costs associated with the 2010 NCAA Division I Men's Basketball Championship partially offset by a charge of $14.0 million recorded in the second quarter of 2009 for the write-down of programming inventory to its net realizable value. For the six months ended June 30, 2010, programming expenses increased $161.4 million, or 9%, to $2.01 billion driven by higher sports programming costs, principally associated with the 2010 telecast of Super Bowl XLIV and the 2010 NCAA Division I Men's Basketball Championship, partially offset by lower acquired television series costs.

Production expenses for the three months ended June 30, 2010 increased $39.5 million, or 8%, to $564.8 million and for the six months ended June 30, 2010 production expenses increased $107.4 million, or 10%, to $1.22 billion, primarily due to higher investment in new series and theatrical films.

Outdoor operations expenses for the three months ended June 30, 2010 decreased $8.7 million, or 3%, to $289.8 million and for the six months ended June 30, 2010 decreased $4.9 million, or 1%, to $565.1 million, primarily reflecting lower billboard lease, maintenance and display costs principally due

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

to cost-savings initiatives, partially offset by higher transit costs for new contracts. For the six-month period, the decrease was also partially offset by the impact of foreign exchange rate changes.

Publishing operations expenses for the three months ended June 30, 2010 increased $.4 million to $129.1 million principally reflecting higher royalty expense partially offset by the impact of cost reduction measures. Publishing operations expenses for the six months ended June 30, 2010 decreased $10.6 million, or 4%, to $236.7 million, principally due to the impact of cost reduction measures partially offset by higher royalty expense.

Other operating expenses for the three months ended June 30, 2010 increased $45.0 million, or 17%, to $314.7 million and for the six months ended June 30, 2010 increased $90.4 million, or 17%, to $609.3 million primarily reflecting higher advertising expense for theatrical films.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $47.4 million, or 8%, to $673.1 million for the three months ended June 30, 2010 and increased $67.3 million, or 6%, to $1.29 billion for the six months ended June 30, 2010 primarily due to higher incentive compensation accruals, higher selling expenses driven by the revenue growth and a 2009 benefit from the favorable termination of a real estate lease arrangement, partially offset by lower pension and postretirement benefits costs. Pension and postretirement benefits costs decreased $12.3 million to $44.1 million for the second quarter of 2010 and decreased $25.2 million to $88.2 million for the six-month period versus the comparable prior-year periods principally due to pension plan asset performance in 2009 and a lower discount rate. SG&A expenses as a percentage of revenues for the three and six months ended June 30, 2010 were 20% and 19%, respectively, versus 21% and 20% for the three and six months ended June 30, 2009, respectively.

Restructuring Charges

During the six months ended June 30, 2010, the Company recorded restructuring charges of $58.8 million, reflecting $47.0 million of severance costs associated with the elimination of positions and $12.5 million of contract termination and other associated costs, partially offset by the reversal of $.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2009, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of June 30, 2010, the Company had paid $139.4 million of the severance costs and $11.3 million of the contract termination and other

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011.

	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at June 30, 2010

Entertainment	$2.2	$10.4	$(6.9)	$5.7
Cable Networks	.1	—	(.1)	—
Publishing	2.4	1.7	(2.4)	1.7
Local Broadcasting	28.6	25.2	(15.2)	38.6
Outdoor	6.2	21.5	(6.1)	21.6
Corporate	.3	—	(.3)	—

Total	$39.8	$58.8	$(31.0)	$67.6

Depreciation and Amortization

For the three months ended June 30, 2010, depreciation and amortization decreased $1.7 million, or 1%, to $143.5 million and for the six months ended June 30, 2010, depreciation and amortization decreased $3.2 million, or 1%, to $284.3 million.

Interest Expense

For the three months ended June 30, 2010, interest expense decreased $.3 million to $133.6 million. For the six months ended June 30, 2010, interest expense increased $4.5 million to $271.6 million. The Company had $6.54 billion at June 30, 2010 and $6.99 billion at June 30, 2009, of principal amounts of debt outstanding (including current maturities) at weighted average interest rates of 7.1% and 7.2%, respectively.

Interest Income

For the three months ended June 30, 2010, interest income of $1.1 million remained flat compared to the same prior-year period and for the six months ended June 30, 2010, interest income decreased $.5 million to $2.2 million.

Loss on Early Extinguishment of Debt

For the three and six months ended June 30, 2010, loss on early extinguishment of debt of $40.3 million and $37.9 million, respectively, reflected a pre-tax loss associated with the repurchase and redemption of $920.7 million of the Company's debt during the second quarter of 2010. For the six-month period the loss was partially offset by a pre-tax gain associated with the repurchase of $19.5 million of the Company's debt during the first quarter of 2010 (See Note 6 to the consolidated financial statements).

For the three and six months ended June 30, 2009, loss on early extinguishment of debt of $30.5 million and $29.8 million, respectively, reflected a pre-tax loss associated with the repurchase, through a tender offer, of $825.5 million of the Company's debt during the second quarter of 2009. For the six-month period the loss was partially offset by a pre-tax gain associated with the repurchase of $152.8 million of the Company's debt during the first quarter of 2009.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, Net

For the three and six months ended June 30, 2010, "Other items, net" reflected a net loss of $13.6 million and $26.7 million, respectively, primarily consisting of foreign exchange losses.

For the three and six months ended June 30, 2009, "Other items, net" reflected a net loss of $3.5 million and $15.4 million, respectively, primarily consisting of foreign exchange losses.

Provision for Income Taxes

The provision for income taxes was $91.7 million and $56.9 million for the three months ended June 30, 2010 and 2009, respectively, and $112.7 million and $65.7 million for the six months ended June 30, 2010 and 2009, respectively. The provision for income taxes for the six months ended June 30, 2010 included three discrete items which impacted comparability totaling $25.9 million, comprised of a $62.2 million reduction of deferred tax assets associated with the 2010 Patient Protection and Affordable Care Act, partially offset by a $26.4 million reversal of previously established deferred tax liabilities and a $9.9 million tax benefit from the settlements of tax audits. The provision for income taxes for the three and six months ended June 30, 2009 was impacted by a reduction of deferred tax assets associated with stock-based compensation of $23.3 million and $42.1 million, respectively. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

The Company is currently under examination by various U.S. and foreign tax authorities through the 2007 tax year. With respect to open tax years in all jurisdictions, the Company believes it is reasonably possible that the reserve for uncertain tax positions may decrease during the remainder of 2010 by approximately $20 million, plus accrued interest, a portion of which may impact the Company's effective income tax rate. The estimate of any additional impact to the reserve for uncertain tax positions within the next twelve months can not currently be determined.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended June 30, 2010, equity in loss of investee companies, net of tax, increased $3.7 million to a loss of $6.8 million and for the six months ended June 30, 2010, equity in loss of investee companies, net of tax, increased $3.5 million to a loss of $17.8 million, reflecting the Company's share of the operating results of its equity investments.

Net Earnings (Loss)

The Company reported net earnings of $150.1 million for the three months ended June 30, 2010 versus net earnings of $15.4 million for the three months ended June 30, 2009 and net earnings of $123.9 million for the six months ended June 30, 2010 versus a net loss of $39.9 million for the six months ended June 30, 2009. Comparability of net earnings for the second quarter of 2010 and 2009 was impacted by a pre-tax loss on early extinguishment of debt of $40.3 million and $30.5 million, respectively, and discrete tax items of $23.3 million for the second quarter of 2009. Comparability of net earnings (loss) for the six months ended June 30, 2010 and 2009 was impacted by restructuring charges of $58.8 million ($35.6 million, net of tax) and $9.6 million ($5.7 million, net of tax), respectively, a pre-tax loss on early extinguishment of debt of $37.9 million and $29.8 million, respectively, and discrete tax items of $25.9 million and $42.1 million, respectively.

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

The Company's calculation of free cash flow for 2009 does not include increases and decreases to the accounts receivable securitization program because the Company does not consider the cash flow from this program to be indicative of the cash generated by the underlying operating performance of the Company. Accordingly, the Company considers its decision to increase or decrease its accounts receivable securitization program a financing decision. In 2010, as a result of the adoption of amended FASB guidance on accounting for transfers of financial assets, increases and decreases to the accounts receivable securitization program are reflected as financing activities on the Consolidated Statement of Cash Flows. Under the previous guidance these changes were reflected as operating activities. See Note 6 to the consolidated financial statements. Also, the Company's calculation of free cash flow includes capital expenditures since investment in capital expenditures is a use of cash that is directly related to the Company's operations.

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

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by operating activities as a measure of liquidity or net earnings (loss) as a measure of operating performance. Free cash flow, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, and does not necessarily represent funds available for discretionary use and is not necessarily a measure of the Company's ability to fund its cash needs. When comparing free cash flow to net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions which are not reflected in free cash flow.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents a reconciliation of the Company's net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net cash flow provided by operating activities	$550.3	$416.8	$1,251.0	$395.3
Exclude: Decrease to accounts receivable securitization program	—	—	—	300.0
Capital expenditures	(58.8)	(65.1)	(99.7)	(139.3)

Free cash flow	$491.5	$351.7	$1,151.3	$556.0

Segment Results of Operations

During 2009, the Company realigned its management structure to more effectively pursue its long-term strategy of investing in content businesses and capitalizing on its strong local presence. As a result, the Company realigned its operating segments. Prior period results have been reclassified to conform to this presentation.

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three and six months ended June 30, 2010 and 2009. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings (loss) is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Entertainment	$1,671.7	$1,515.5	$3,753.2	$3,333.1
Cable Networks	368.8	328.4	736.8	669.0
Publishing	189.7	181.4	341.4	343.1
Local Broadcasting	678.2	579.5	1,283.7	1,089.9
Outdoor	456.3	434.1	848.5	814.0
Eliminations	(33.7)	(32.6)	(101.7)	(82.9)

Total Revenues	$3,331.0	$3,006.3	$6,861.9	$6,166.2

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Segment OIBDA:
Entertainment	$222.5	$209.5	$357.0	$360.6
Cable Networks	129.3	96.9	230.2	180.3
Publishing	16.7	8.1	18.8	8.2
Local Broadcasting	214.0	100.6	322.8	154.7
Outdoor	77.3	42.2	89.4	67.3
Corporate	(55.9)	(34.7)	(94.6)	(63.2)
Residual costs	(26.2)	(35.9)	(52.5)	(71.9)
Eliminations	.8	.7	1.6	1.2

OIBDA	578.5	387.4	872.7	637.2
Depreciation and amortization	(143.5)	(145.2)	(284.3)	(287.5)

Total Operating Income	$435.0	$242.2	$588.4	$349.7

Operating Income (Loss):
Entertainment	$181.1	$165.7	$274.3	$272.7
Cable Networks	123.7	91.0	218.9	168.4
Publishing	15.0	6.1	15.5	4.0
Local Broadcasting	189.6	78.9	274.0	110.8
Outdoor	12.1	(24.8)	(38.7)	(63.0)
Corporate	(61.1)	(39.5)	(104.7)	(72.5)
Residual costs	(26.2)	(35.9)	(52.5)	(71.9)
Eliminations	.8	.7	1.6	1.2

Total Operating Income	$435.0	$242.2	$588.4	$349.7

Depreciation and Amortization:
Entertainment	$41.4	$43.8	$82.7	$87.9
Cable Networks	5.6	5.9	11.3	11.9
Publishing	1.7	2.0	3.3	4.2
Local Broadcasting	24.4	21.7	48.8	43.9
Outdoor	65.2	67.0	128.1	130.3
Corporate	5.2	4.8	10.1	9.3

Total Depreciation and Amortization	$143.5	$145.2	$284.3	$287.5

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

(Contributed 50% and 55% to consolidated revenues for the three and six months ended June 30, 2010, respectively, versus 50% and 54% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenues	$1,671.7	$1,515.5	$3,753.2	$3,333.1

OIBDA	$222.5	$209.5	$357.0	$360.6
Depreciation and amortization	(41.4)	(43.8)	(82.7)	(87.9)

Operating income	$181.1	$165.7	$274.3	$272.7

OIBDA as a % of revenues	13%	14%	10%	11%
Operating income as a % of revenues	11%	11%	7%	8%
Restructuring charges	$.1	$(.6)	$10.4	$(.6)
Capital expenditures	$23.3	$16.8	$38.2	$36.7

Three Months Ended June 30, 2010 and 2009

For the three months ended June 30, 2010, Entertainment revenues increased 10% to $1.67 billion from $1.52 billion for the same prior-year period reflecting a 12% increase in revenues from the licensing and distribution of television programming, primarily due to higher international syndication sales, including the CSI: franchise, NCIS: Los Angeles and The Good Wife. Revenue growth also reflects 5% higher Network advertising revenues, driven by growth in primetime and sports, the addition of theatrical revenues in 2010 and a 22% increase in CBS Interactive display advertising revenues from an improved advertising marketplace.

For the three months ended June 30, 2010, Entertainment operating income increased $15.4 million, or 9%, to $181.1 million from $165.7 million and OIBDA increased $13.0 million, or 6%, to $222.5 million from $209.5 million for the same prior-year period, as the increase in revenues was partially offset by increased investment in content and higher sports programming costs, principally attributable to the 2010 NCAA Division I Men's Basketball Championship.

Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010, Entertainment revenues increased 13% to $3.75 billion from $3.33 billion for the same prior-year period primarily due to higher advertising sales, revenues from theatrical releases of films and higher television licenses fees, reflecting higher international syndication sales partially offset by lower domestic syndication sales. Advertising sales increased 14% primarily reflecting 16% higher Network advertising sales, driven by an increase in sports, including the telecast of Super Bowl XLIV and the 2010 NCAA Division I Men's Basketball Championship on the CBS Television Network, and growth in primetime as well as 20% growth in CBS Interactive display advertising revenues from an improved advertising marketplace.

For the six months ended June 30, 2010, Entertainment operating income increased $1.6 million, or 1%, to $274.3 million from $272.7 million. Entertainment OIBDA for the six months ended June 30, 2010 decreased $3.6 million, or 1%, to $357.0 million from $360.6 million for the same prior-year

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

period, as the increase in revenues was more than offset by higher sports programming costs, principally attributable to Super Bowl XLIV and the 2010 NCAA Division I Men's Basketball Championship, increased investment in content and restructuring charges of $10.4 million incurred during the six months ended June 30, 2010. The restructuring charges primarily reflect severance costs associated with the elimination of positions.

Cable Networks (Showtime Networks, Smithsonian Networks and CBS College Sports Network)

(Contributed 11% to consolidated revenues for each of the three and six months ended June 30, 2010 and 2009.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenues	$368.8	$328.4	$736.8	$669.0

OIBDA	$129.3	$96.9	$230.2	$180.3
Depreciation and amortization	(5.6)	(5.9)	(11.3)	(11.9)

Operating income	$123.7	$91.0	$218.9	$168.4

OIBDA as a % of revenues	35%	30%	31%	27%
Operating income as a % of revenues	34%	28%	30%	25%
Capital expenditures	$3.3	$1.7	$4.3	$2.9

Three Months Ended June 30, 2010 and 2009

For the three months ended June 30, 2010, Cable Networks revenues increased 12% to $368.8 million from $328.4 million for the same prior-year period due to rate increases and growth in subscriptions at Showtime Networks and CBS College Sports Network, as well as higher home entertainment revenues for Showtime original series, including Dexter and The Tudors. At June 30, 2010, Showtime Networks, including Showtime, The Movie Channel and Flix, in the aggregate, had 63.5 million subscriptions, up by 5.1 million, or 9%, from June 30, 2009, reflecting increased direct broadcast satellite and telephone company subscriptions. At June 30, 2010, CBS College Sports Network subscriptions of 36.0 million were up by 5.6 million, or 18%, from June 30, 2009, resulting from increased carriage across all platforms and launches on additional multi-system operators. At June 30, 2010, Smithsonian Networks had 5.3 million subscriptions, up by 1.1 million from June 30, 2009.

For the three months ended June 30, 2010, Cable Networks operating income increased $32.7 million, or 36%, to $123.7 million from $91.0 million and OIBDA increased $32.4 million, or 33%, to $129.3 million from $96.9 million for the same prior-year period, primarily due to the revenue growth and lower costs for theatrical programming, partially offset by increased costs for original series.

Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010, Cable Networks revenues increased 10% to $736.8 million from $669.0 million for the same prior-year period due to rate increases and growth in subscriptions at Showtime Networks and CBS College Sports Network, as well as higher home entertainment revenues.

For the six months ended June 30, 2010, Cable Networks operating income increased $50.5 million, or 30%, to $218.9 million from $168.4 million and OIBDA increased $49.9 million, or 28%, to

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$230.2 million from $180.3 million for the same prior-year period, primarily due to revenue growth and lower costs for theatrical programming, partially offset by higher costs for original series.

Publishing (Simon & Schuster)

(Contributed 6% and 5% to consolidated revenues for the three and six months ended June 30, 2010, respectively, versus 6% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenues	$189.7	$181.4	$341.4	$343.1

OIBDA	$16.7	$8.1	$18.8	$8.2
Depreciation and amortization	(1.7)	(2.0)	(3.3)	(4.2)

Operating income	$15.0	$6.1	$15.5	$4.0

OIBDA as a % of revenues	9%	4%	6%	2%
Operating income as a % of revenues	8%	3%	5%	1%
Restructuring charges	$.2	$2.2	$1.7	$2.2
Capital expenditures	$.9	$.4	$1.7	$.9

Three Months Ended June 30, 2010 and 2009

For the three months ended June 30, 2010, Publishing revenues increased 5% to $189.7 million from $181.4 million for the same prior-year period primarily reflecting growth in digital sales of Publishing content and the strength of best-selling titles in the second quarter of 2010, including Spoken from the Heart by Laura Bush and Women Food and God by Geneen Roth.

For the three months ended June 30, 2010, Publishing operating income increased $8.9 million to $15.0 million from $6.1 million and OIBDA increased $8.6 million to $16.7 million from $8.1 million for the same prior-year period, driven by higher revenues and the impact of cost reduction measures.

Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010, Publishing revenues decreased $1.7 million to $341.4 million from $343.1 million for the same prior-year period reflecting the soft retail market, partially offset by growth in digital sales of Publishing content.

For the six months ended June 30, 2010, Publishing operating income increased $11.5 million to $15.5 million from $4.0 million and OIBDA increased $10.6 million to $18.8 million from $8.2 million for the same prior-year period due to the impact of cost reduction measures, partially offset by higher royalty expense. Restructuring charges of $1.7 million incurred during the six months ended June 30, 2010 reflect severance costs associated with the elimination of positions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 20% and 19% to consolidated revenues for the three and six months ended June 30, 2010, respectively, versus 19% and 18% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenues	$678.2	$579.5	$1,283.7	$1,089.9

OIBDA	$214.0	$100.6	$322.8	$154.7
Depreciation and amortization	(24.4)	(21.7)	(48.8)	(43.9)

Operating income	$189.6	$78.9	$274.0	$110.8

OIBDA as a % of revenues	32%	17%	25%	14%
Operating income as a % of revenues	28%	14%	21%	10%
Restructuring charges	$—	$4.7	$25.2	$4.7
Capital expenditures	$16.3	$19.6	$27.0	$40.3

Three Months Ended June 30, 2010 and 2009

For the three months ended June 30, 2010, Local Broadcasting revenues increased 17% to $678.2 million from $579.5 million for the same prior-year period, principally reflecting higher advertising sales as a result of the improved advertising marketplace and higher political advertising sales. Political advertising sales contributed four percentage points to the Local Broadcasting revenue growth. Revenues for CBS Television Stations increased 31% to $337.9 million from $257.9 million for the same prior-year period, principally reflecting growth across many key categories, including automotive and financial services. CBS Radio revenues increased 6% to $340.9 million from $322.0 million for the same prior-year period and revenues from the ten largest radio markets increased 10%.

For the three months ended June 30, 2010, Local Broadcasting operating income increased $110.7 million to $189.6 million from $78.9 million and OIBDA increased $113.4 million to $214.0 million from $100.6 million for the same prior-year period reflecting improved OIBDA and operating income margins for the second quarter of 2010, primarily due to the revenue growth and a $14.0 million charge recorded in the second quarter of 2009 to write-down programming inventory to its net realizable value.

Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010, Local Broadcasting revenues increased 18% to $1.28 billion from $1.09 billion for the same prior-year period. Revenues for CBS Television Stations increased 30% to $661.6 million from $508.8 million for the same prior-year period as a result of the improved advertising marketplace, the benefit of the 2010 telecast of Super Bowl XLIV to the Company's owned CBS affiliated stations and higher political advertising sales. CBS Radio revenues increased 7% to $623.6 million from $581.7 million for the same prior-year period and revenues from the ten largest radio markets increased 12%, reflecting the improved advertising marketplace. Political advertising sales contributed three percentage points to the Local Broadcasting revenue growth.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the six months ended June 30, 2010, Local Broadcasting operating income increased $163.2 million to $274.0 million from $110.8 million and OIBDA increased $168.1 million to $322.8 million from $154.7 million for the same prior-year period reflecting improved OIBDA and operating income margins for the six months ended June 30, 2010, the result of the revenue growth, a lower fixed cost structure due to recent expense reduction measures and a $14.0 million charge recorded in the second quarter of 2009 to write-down programming inventory to its net realizable value, partially offset by $20.5 million higher restructuring charges in 2010. Restructuring charges of $25.2 million for the six months ended June 30, 2010 consist of severance costs associated with the elimination of positions, and contract terminations and other associated costs.

Dispositions

On March 6, 2009, the Company completed the sale of three of its owned radio stations in Denver to Wilks Broadcasting for $19.5 million.

Outdoor (CBS Outdoor)

(Contributed 14% and 12% to consolidated revenues for the three and six months ended June 30, 2010, respectively, versus 14% and 13% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenues	$456.3	$434.1	$848.5	$814.0

OIBDA	$77.3	$42.2	$89.4	$67.3
Depreciation and amortization	(65.2)	(67.0)	(128.1)	(130.3)

Operating income	$12.1	$(24.8)	$(38.7)	$(63.0)

OIBDA as a % of revenues	17%	10%	11%	8%
Operating income as a % of revenues	3%	NM	NM	NM
Restructuring charges	$1.4	$2.5	$21.5	$3.3
Capital expenditures	$13.3	$24.2	$24.9	$50.1

  NM – Not meaningful

Three Months Ended June 30, 2010 and 2009

For the three months ended June 30, 2010, Outdoor revenues increased 5% to $456.3 million from $434.1 million for the same prior-year period as outdoor advertising began to benefit from the improved advertising marketplace. In constant dollars, Outdoor revenues increased 6%, led by constant dollar increases of 9% and 14% in the United States ("U.S.") and United Kingdom, respectively. Americas revenues (comprising North America and South America) for the second quarter of 2010 increased 8% (6% in constant dollars) to $308.0 million from $285.6 million for the same prior-year period driven by growth in the U.S. displays business, partially reflecting the impact of new contracts. Europe revenues decreased $.2 million to $148.3 million for the second quarter of 2010 from $148.5 million for the same quarter last year reflecting the unfavorable impact of foreign exchange rate changes. In constant dollars, Europe revenues increased 5% reflecting growth in the United Kingdom, Holland and Italy. Approximately 44% and 46% of Outdoor revenues were generated from regions outside the U.S. for the three months ended June 30, 2010 and 2009, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended June 30, 2010, Outdoor reported operating income of $12.1 million versus an operating loss of $24.8 million for the same prior-year period. Outdoor OIBDA increased $35.1 million, or 83%, to $77.3 million from $42.2 million for the same prior-year period. These increases were driven by the revenue growth as well as lower billboard lease, maintenance and display costs principally due to cost-savings initiatives, partially offset by higher transit costs for new contracts. Restructuring charges of $1.4 million recorded in the second quarter of 2010 primarily reflect severance costs associated with the elimination of positions.

Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010, Outdoor revenues increased 4% to $848.5 million from $814.0 million for the same prior-year period principally reflecting the improved advertising marketplace and the favorable impact of foreign exchange rate changes. Revenues for the Americas increased 5% (2% in constant dollars) to $556.8 million primarily due to 23% growth in the U.S. transit and displays business and the favorable impact of foreign exchange rate changes. Revenues for Europe increased 3% (3% in constant dollars) to $291.7 million driven by growth in the United Kingdom. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $13 million for the six months ended June 30, 2010. Approximately 46% of Outdoor revenues were generated from regions outside the U.S. for both the six months ended June 30, 2010 and 2009.

For the six months ended June 30, 2010, Outdoor reported an operating loss of $38.7 million versus an operating loss of $63.0 million for the same prior-year period. Outdoor OIBDA increased $22.1 million, or 33%, to $89.4 million from $67.3 million for the same prior-year period. These increases were driven by the revenue growth as well as lower billboard lease and maintenance costs principally due to cost-savings initiatives partially offset by higher restructuring charges. Restructuring charges of $21.5 million for the six months ended June 30, 2010 primarily reflect severance costs associated with the elimination of positions.

Outdoor's franchise and lease costs are generally fixed in nature and, due to the soft advertising marketplace worldwide, certain transit contracts, including the London Underground contract which also has reduced revenues due to project delays, are operating at their minimum guarantee levels therefore adversely impacting OIBDA and operating income margins.

Corporate

For the three months ended June 30, 2010, corporate expenses increased to $61.1 million from $39.5 million for the same prior-year period and for the six months ended June 30, 2010 corporate expenses increased to $104.7 million from $72.5 million for the same prior-year period, primarily reflecting higher incentive compensation accruals and stock-based compensation, and a 2009 benefit from the favorable termination of a real estate lease arrangement.

Residual Costs

Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For the three months ended June 30, 2010, residual costs decreased 27% to $26.2 million from $35.9 million for the same prior-year period and for the six months ended June 30, 2010, residual costs decreased 27% to $52.5 million from $71.9 million for the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

same prior-year period, primarily due to pension plan asset performance in 2009 and a lower discount rate.

Financial Position

Current assets decreased by $395.4 million to $5.24 billion at June 30, 2010 from $5.64 billion at December 31, 2009, primarily due to a decrease in programming and other inventory of $588.2 million, reflecting the seasonality of sports and entertainment programming, partially offset by an increase in cash and cash equivalents of $121.4 million. The allowance for doubtful accounts as a percentage of receivables decreased to 4.2% at June 30, 2010 compared with 4.7% at December 31, 2009 reflecting the inclusion of the Company's securitized receivables on the Consolidated Balance Sheet beginning in 2010 as a result of the adoption of new FASB guidance.

Net property and equipment of $2.72 billion at June 30, 2010 decreased $143.3 million from $2.86 billion at December 31, 2009, primarily reflecting depreciation expense of $218.0 million and foreign currency translation adjustments, partially offset by capital expenditures of $99.7 million.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $71.7 million to $6.68 billion at June 30, 2010 from $6.75 billion at December 31, 2009 primarily due to amortization expense of $66.3 million and divestitures of $9.0 million.

Other assets decreased by $159.2 million to $1.33 billion at June 30, 2010 from $1.49 billion at December 31, 2009, primarily reflecting lower non-current receivables.

Current liabilities decreased by $838.8 million to $3.91 billion at June 30, 2010 from $4.75 billion at December 31, 2009, primarily reflecting the redemption of the Company's 7.70% senior notes due July 30, 2010 and a decrease in deferred revenue.

Other liabilities decreased by $290.9 million to $3.35 billion at June 30, 2010 from $3.64 billion at December 31, 2009, primarily reflecting lower program rights obligations and participants' share and royalties payable.

Cash Flows

Cash and cash equivalents increased by $121.4 million for the six months ended June 30, 2010 and decreased by $78.0 million for the six months ended June 30, 2009. The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2010	2009

Cash provided by operating activities	$1,251.0	$395.3
Cash used for investing activities	(147.3)	(185.8)
Cash used for financing activities	(982.3)	(287.5)

Net increase (decrease) in cash and cash equivalents	$121.4	$(78.0)

Operating Activities.    Cash provided by operating activities of $1.25 billion for the six months ended June 30, 2010 increased $855.7 million from $395.3 million for the same prior-year period primarily reflecting higher advertising sales, the timing of tax payments and a $300.0 million reduction to

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

amounts outstanding under the Company's accounts receivable securitization program during the first half of 2009. On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets and as a result, decreases to the accounts receivable securitization program during the first half of 2010 are reflected as cash flows used for financing activities.

Cash paid for income taxes for the six months ended June 30, 2010 was $32.3 million versus $72.4 million for the six months ended June 30, 2009 reflecting the timing of payments.

Investing Activities.    Cash used for investing activities of $147.3 million for the six months ended June 30, 2010 principally reflected capital expenditures of $99.7 million and investments in investee companies of $41.2 million. Cash used for investing activities of $185.8 million for the six months ended June 30, 2009 principally reflected capital expenditures of $139.3 million, purchases of marketable securities of $35.6 million and investments in investee companies of $23.7 million, partially offset by proceeds from dispositions of $22.5 million, primarily from the sale of radio stations.

Financing Activities.    Cash used for financing activities of $982.3 million for the six months ended June 30, 2010 principally reflected the repayment of notes and debentures of $976.1 million, a $400.0 million reduction to amounts outstanding under the accounts receivable securitization program and dividend payments of $73.7 million, partially offset by proceeds from the issuance of senior notes of $496.9 million. Cash used for financing activities of $287.5 million for the six months ended June 30, 2009 principally reflected the repayment of notes of $1.01 billion and dividend payments of $228.6 million, partially offset by proceeds from the issuance of senior notes of $974.4 million.

Cash Dividends

On May 26, 2010, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on July 1, 2010. The total dividend was $35.0 million of which $33.9 million was paid on July 1, 2010 and $1.1 million was accrued to be paid upon vesting of RSUs. During the second quarter of 2010, the Company paid $37.1 million for the dividend declared on February 23, 2010 and for dividend payments on RSUs that vested during the second quarter of 2010.

Capital Structure

The following table sets forth the Company's debt.

	At June 30, 2010	At December 31, 2009

Senior debt (4.625% – 8.875% due 2010 – 2056)(a)	$6,463.9	$6,909.5
Other notes	1.4	2.7
Obligations under capital leases	97.2	105.2

Total debt	6,562.5	7,017.4
Less discontinued operations debt(b)	20.5	20.5

Total debt from continuing operations	6,542.0	6,996.9
Less current portion	26.1	443.6

Total long-term debt from continuing operations, net of current portion	$6,515.9	$6,553.3

  (a)
  At June 30, 2010 and December 31, 2009, the senior debt balances included (i) a net unamortized premium of $1.7 million and $2.2 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $87.5 million and $92.4 million, respectively. The face value of the Company's senior debt was $6.37 billion at June 30, 2010 and $6.81 billion at December 31, 2009.

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

For the six months ended June 30, 2010 and 2009, debt issuances, redemptions and repurchases were as follows:

Debt Issuances

  April 2010, $500.0 million 5.75% senior notes due 2020
  June 2009, $250.0 million 8.875% senior notes due 2019
  May 2009, $350.0 million 8.875% senior notes due 2019
  May 2009, $400.0 million 8.20% senior notes due 2014

Debt Redemptions

    Second quarter of 2010

  $414.6 million 7.70% senior notes due 2010

Debt Repurchases

    Second quarter of 2010

  $400.0 million 6.625% senior notes due 2011, through a tender offer
  $42.6 million 8.625% debentures due 2012, through a tender offer
  $57.4 million 5.625% senior notes due 2012, through a tender offer
  $6.1 million 6.625% senior notes due 2011

    First quarter of 2010

  $19.5 million 5.50% senior debentures due 2033

    Second quarter of 2009

  $825.5 million 7.70% senior notes due 2010, through a tender offer

    First quarter of 2009

  $152.8 million 7.70% senior notes due 2010

These transactions resulted in a pre-tax loss on early extinguishment of debt of $40.3 million and $37.9 million for the three and six months ended June 30, 2010, respectively, and $30.5 million and $29.8 million for the three and six months ended June 30, 2009, respectively.

At June 30, 2010, the Company classified $543.6 million of senior notes maturing in May 2011 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Credit Facility

At June 30, 2010, the Company had a $2.0 billion revolving credit facility which expires in December 2012 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of the second quarter of 2010, which will be reduced to 4.25x at the end of the third quarter of 2010 and 4.0x at the end of the fourth quarter of 2010, subject

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

to further future reductions, and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At June 30, 2010, the Company's Consolidated Leverage Ratio was approximately 2.9x and Consolidated Coverage Ratio was approximately 4.4x.

The primary purpose of the Credit Facility is to support commercial paper borrowings. At June 30, 2010, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At June 30, 2010, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.825 billion.

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

On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, the decrease to the accounts receivable securitization program of $400.0 million during 2010 is reflected as cash flows used for financing activities and the decrease of $300.0 million for the six months ended June 30, 2009 is reflected as cash flows used for operating activities under previous FASB guidance.

During the period before the termination of the program in 2010 and for the six months ended June 30, 2009, proceeds from collections of securitized accounts receivables of $263.1 million and $609.9 million, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.5 million for 2010 and $1.3 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments to purchase sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing needs include capital expenditures, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.825 billion of remaining availability at June 30, 2010, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

The Company's funding for short-term and long-term obligations will come primarily from cash flows from operating activities. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to the Company, the existing Credit Facility provides sufficient capacity to satisfy any short-term borrowing needs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Funding for the Company's long-term debt obligations due over the next five years, of approximately $1.78 billion, is expected to come from cash generated from operating activities and the Company's ability to refinance its debt.

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2010, the outstanding letters of credit and surety bonds approximated $386.8 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities and Derivative Actions.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint, which is pending before the court. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

On December 22, 2009, another shareholder derivative complaint, Gray v. Redstone, et al., was filed in the Supreme Court, New York County, naming the same defendants as the Hatcher and Iron Workers actions, and making similar claims and demands. On March 8, 2010, the Company filed a motion to dismiss the action. On July 1, 2010, the parties entered into a stipulation discontinuing this action without prejudice, which was adopted by the court on July 6, 2010.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment.

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2010, the Company had pending approximately 58,920 asbestos claims, as compared with approximately 62,360 as of December 31, 2009 and 64,480 as of June 30, 2009. During the second quarter of 2010, the Company received approximately 740 new claims and closed or moved to an inactive docket approximately 4,160 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2009 and 2008 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.8 million and $15.0 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2010, NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 79.7% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 6.0% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $70.5 million and $40.9 million for the three months ended June 30, 2010 and 2009, respectively, and $109.5 million and $112.3 million for the six months ended June 30, 2010 and 2009, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the U.S. through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the U.S. after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $5.6 million and $4.8 million for the three months ended June 30, 2010 and 2009, respectively, and $10.9 million and $8.8 million for the six months ended June 30, 2010 and 2009, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At June 30, 2010	At December 31, 2009

Amounts due from Viacom Inc.
Receivables	$129.4	$164.4
Other assets (Receivables, noncurrent)	215.0	268.3

Total amounts due from Viacom Inc.	$344.4	$432.7

Amounts due to Viacom Inc.
Accounts payable	$2.7	$2.8
Program rights	5.5	18.4
Other liabilities (Program rights, noncurrent)	.4	3.8

Total amounts due to Viacom Inc.	$8.6	$25.0

Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp. earns revenues from The CW, primarily from the licensing of the Company's television programming. Total revenues from The CW were $16.1 million and $17.2 million for the three months ended June 30, 2010 and 2009, respectively, and $51.3 million and $34.1 million for the six months ended June 30, 2010 and 2009, respectively.

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

Transfers of Financial Assets

Effective January 1, 2010, the Company adopted amended FASB guidance on accounting for transfers of financial assets. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this guidance required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. During the first quarter of 2010, the Company

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

reduced the amounts outstanding under its revolving accounts receivable securitization program from $400.0 million at December 31, 2009 to zero and terminated the program.

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

Critical Accounting Policies

The following updates the corresponding disclosure of critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Impairment of Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives, primarily comprised of FCC licenses, for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test.

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. The first step of the goodwill impairment test examines whether the book value of each of the Company's reporting units exceeds its fair value. If the book value of the reporting unit exceeds its fair value, the second step of the test requires the Company to then compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill to determine the amount of impairment charge, if any. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company's internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate between 2.0% and 3.5%, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rates, which range from 8.5% to 11.0%, were determined based on the average of the weighted average cost of capital of comparable entities. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market or a decrease in audience acceptance of programming, could result in changes to

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

these assumptions and judgments. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such a charge could have a material effect on the consolidated statement of operations and balance sheet.

Based on the 2009 annual impairment test, the individual carrying values of the following reporting units with significant goodwill balances are within 10% of their respective estimated fair values:

		Significant Assumptions
Reporting Unit	Reporting Unit Fair Value in Excess of Carrying Value	Perpetual Nominal Growth Rate	Discount Rate

CBS Interactive	5.2%	3.5%	10.0%
CBS Radio	2.3%	2.0%	8.5%
Outdoor Americas	3.3%	3.3%	10.0%

At December 31, 2009, the book value of goodwill for the CBS Interactive, CBS Radio and Outdoor Americas reporting units was $1.25 billion, $1.92 billion and $1.91 billion, respectively. A 25 basis point increase to the discount rates or a 25 basis point decrease to the perpetual nominal growth rates, assuming no changes to other factors, would cause the fair values of the reporting units listed above to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge.

FCC Licenses

FCC licenses are tested for impairment at the geographic market level by comparing the fair value of the intangible asset by geographic market with its book value. The Company considers each geographic market, which is comprised of all of the Company's radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method ("Greenfield Method"), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station's operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. In order to estimate the revenues of a start-up station, the total market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are similarly estimated based on industry-average data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The discount rates and perpetual nominal growth rates used for each radio and television station are as follows:

	Discount Rate	Perpetual Nominal Growth Rate

Television stations	8.5%	2.5%
Radio stations	8.5%	2.0%

The assumptions used in determining fair values of the FCC licenses require management to make significant judgments. Certain events and circumstances, including deterioration of market conditions, higher cost of capital or a decline in the local radio or television advertising markets, could result in changes to these assumptions and judgments. The estimated fair values of the FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which the Company owns and operates television and radio stations. Deterioration in the economic conditions or a change in population size of any individual geographic market could adversely impact advertisers' ability or willingness to purchase advertising on the radio and television stations in that market. Advertising expenditures by companies in certain industries, including automotive, entertainment and retail, have historically represented a significant portion of the local radio and television advertising revenues in all geographic markets. As a result, a decrease in spending by advertisers in these categories or adverse economic conditions, particularly in larger markets such as New York, Los Angeles, Chicago and San Francisco, where the Company holds FCC licenses with substantial carrying values, could have a significant impact on the fair value of the FCC licenses.

During 2009, a weakened radio advertising marketplace negatively impacted the fair value of FCC licenses in certain radio markets and resulted in impairments in 16 radio markets, which reduced the carrying value of the FCC licenses in these markets to their respective estimated fair value, which was $1.85 billion in the aggregate at December 31, 2009. At December 31, 2009, three of the radio markets, which had an aggregate carrying value of FCC licenses of $640.7 million, were each within 5% of their respective estimated fair value, and one radio market, which had an aggregate carrying value of FCC licenses of $175.2 million, was within 7% of its estimated fair value. Four television markets, which had an aggregate carrying value of FCC licenses of $496.2 million, were each within 5% of their respective estimated fair value. In each of the remaining radio and television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values at December 31, 2009 by more than 10%. Further downward revision in the present value of future cash flows could result in additional impairments and a non-cash charge would be required. Such a charge could have a material effect on the Company's Consolidated Statement of Operations and Consolidated Balance Sheet.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Securities and Derivative Actions.    As previously disclosed, on December 22, 2009, a shareholder derivative complaint, Gray v. Redstone, et al., was filed in the Supreme Court, New York County, naming the same defendants as the Hatcher and Iron Workers actions, which were also previously disclosed, and making similar claims and demands. On March 8, 2010, the Company filed a motion to dismiss the action. On July 1, 2010, the parties entered into a stipulation discontinuing this action without prejudice, which was adopted by the court on July 6, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2010, the Company did not purchase any shares under its publicly announced share purchase programs which have remaining authorization of $649.4 million.

 Item 6. Exhibits.

Exhibit No.	Description of Document

(10)		Material Contracts
(a)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Amendment and Restatement of Part B as of July 1, 2010) (filed herewith).
(b)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Amendment and Restatement of Part B as of July 1, 2010) (filed herewith).
	(c)	Form of Certificate and Terms and Conditions for Equity Awards for: (i) Performance-Based Restricted Share Units with Time Vesting (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
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

CBS CORPORATION (Registrant)
Date: August 3, 2010	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date: August 3, 2010	/s/ THOMAS S. SHILEN, JR. Thomas S. Shilen, Jr. Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(10)		Material Contracts
(a)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Amendment and Restatement of Part B as of July 1, 2010) (filed herewith).
(b)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Amendment and Restatement of Part B as of July 1, 2010) (filed herewith).
	(c)	Form of Certificate and Terms and Conditions for Equity Awards for:
(i) Performance-Based Restricted Share Units with Time Vesting (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.