Form 10-Q
period 2010-09-30
CBS CORP
filed 2010-11-04
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

Number of shares of common stock outstanding at October 31, 2010:

         Class A Common Stock, par value $.001 per share—49,762,040

         Class B Common Stock, par value $.001 per share—631,131,396

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,

	2010		2009		2010		2009

Revenues		$3,297.5		$3,350.0		$10,159.4		$9,516.2

Expenses:
Operating		1,916.4		2,132.3		6,557.6		6,429.8
Selling, general and administrative		623.5		620.4		1,912.7		1,842.3
Restructuring charges		7.2		—		66.0		9.6
Impairment charges		—		31.7		—		31.7
Depreciation and amortization		139.2		147.4		423.5		434.9

Total expenses		2,686.3		2,931.8		8,959.8		8,748.3

Operating income		611.2		418.2		1,199.6		767.9
Interest expense		(127.8)		(135.4)		(399.4)		(402.5)
Interest income		1.4		1.6		3.6		4.3
Loss on early extinguishment of debt		—		—		(37.9)		(29.8)
Other items, net		24.0		15.0		(2.7)		(.4)

Earnings before income taxes and equity in loss of investee companies		508.8		299.4		763.2		339.5
Provision for income taxes		(178.6)		(79.7)		(291.3)		(145.4)
Equity in loss of investee companies, net of tax		(12.9)		(12.1)		(30.7)		(26.4)

Net earnings		$317.3		$207.6		$441.2		$167.7

Basic net earnings per common share	$	..47	$	..31	$	..65	$	..25
Diluted net earnings per common share	$	..46	$	..30	$	..64	$	..25
Weighted average number of common shares outstanding:
Basic		679.5		674.8		678.3		673.2
Diluted		694.3		685.1		693.3		680.5
Dividends per common share	$	..05	$	..05	$	..15	$	..15

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At September 30, 2010	At December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$1,072.0	$716.7
Receivables, less allowances of $121.8 (2010) and $142.6 (2009)	3,035.5	2,900.2
Programming and other inventory (Note 4)	552.3	1,085.0
Deferred income tax assets, net	305.3	303.4
Prepaid expenses and other current assets	708.3	630.4
Current assets of discontinued operations	5.3	1.2

Total current assets	5,678.7	5,636.9

Property and equipment:
Land	328.9	329.3
Buildings	705.5	706.6
Capital leases	196.6	196.3
Advertising structures	2,043.0	2,039.8
Equipment and other	1,757.0	1,726.0

	5,031.0	4,998.0
Less accumulated depreciation and amortization	2,349.2	2,139.3

Net property and equipment	2,681.8	2,858.7

Programming and other inventory (Note 4)	1,394.4	1,464.2
Goodwill	8,520.0	8,667.5
Intangible assets (Note 3)	6,652.2	6,753.7
Other assets	1,471.5	1,489.9
Assets of discontinued operations	90.0	91.1

Total Assets	$26,488.6	$26,962.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$397.4	$436.4
Accrued compensation	308.7	320.7
Participants' share and royalties payable	957.9	955.0
Program rights	622.4	729.2
Deferred revenue	321.4	461.5
Income taxes payable	95.4	4.0
Current portion of long-term debt (Note 6)	570.5	443.6
Accrued expenses and other current liabilities	1,348.2	1,376.9
Current liabilities of discontinued operations	19.1	19.2

Total current liabilities	4,641.0	4,746.5

Long-term debt (Note 6)	5,966.7	6,553.3
Pension and postretirement benefit obligations	2,110.3	2,117.4
Deferred income tax liabilities, net	614.2	631.9
Other liabilities	3,379.4	3,636.6
Liabilities of discontinued operations	250.0	256.9
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 49.9 (2010) and 51.8 (2009) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 749.9 (2010) and 743.4 (2009) shares issued	.7	.7
Additional paid-in capital	43,447.7	43,479.2
Accumulated deficit	(29,930.5)	(30,371.7)
Accumulated other comprehensive loss (Note 1)	(301.8)	(395.5)

	13,216.2	12,712.8
Less treasury stock, at cost; 120.2 (2010) and 120.4 (2009) Class B Shares	3,689.2	3,693.4

Total Stockholders' Equity	9,527.0	9,019.4

Total Liabilities and Stockholders' Equity	$26,488.6	$26,962.0

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2010	2009

Operating Activities:
Net earnings	$441.2	$167.7
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	423.5	434.9
Impairment charges	—	31.7
Stock-based compensation	106.7	108.2
Loss on early extinguishment of debt	37.9	29.8
Equity in loss of investee companies, net of tax and distributions	30.9	28.1
Decrease to accounts receivable securitization program (Note 6)	—	(150.0)
Change in assets and liabilities, net of effects of acquisitions	533.8	(82.5)

Net cash flow provided by operating activities	1,574.0	567.9

Investing Activities:
Acquisitions, net of cash acquired	(9.2)	(11.8)
Capital expenditures	(163.1)	(185.5)
Investments in and advances to investee companies	(44.9)	(24.5)
Purchases of marketable securities	—	(35.6)
Proceeds from dispositions	17.6	72.4
Other investing activities	(.2)	(.5)

Net cash flow used for investing activities	(199.8)	(185.5)

Financing Activities:
Repayments to banks, including commercial paper, net	—	(2.3)
Proceeds from issuance of notes	499.7	974.4
Repayment of notes and debentures	(978.8)	(1,007.5)
Payment of capital lease obligations	(12.2)	(11.6)
Dividends	(107.7)	(263.5)
Purchase of Company common stock	(36.9)	(18.7)
Proceeds from exercise of stock options	4.0	—
Excess tax benefit from stock-based compensation	13.4	1.1
Decrease to accounts receivable securitization program (Note 6)	(400.0)	—
Other financing activities	(.4)	—

Net cash flow used for financing activities	(1,018.9)	(328.1)

Net increase in cash and cash equivalents	355.3	54.3
Cash and cash equivalents at beginning of period	716.7	419.5

Cash and cash equivalents at end of period	$1,072.0	$473.8

Supplemental disclosure of cash flow information
Cash paid for interest	$374.8	$395.0
Cash paid for income taxes	$46.6	$41.4

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2010, stock options to purchase 32.1 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2009, respectively, stock options to purchase 30.3 million and 31.7 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average shares for basic EPS	679.5	674.8	678.3	673.2
Dilutive effect of shares issuable under stock-based compensation plans	14.8	10.3	15.0	7.3

Weighted average shares for diluted EPS	694.3	685.1	693.3	680.5

Comprehensive Income—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net earnings	$317.3	$207.6	$441.2	$167.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	19.5	12.3	(.3)	56.8
Net actuarial loss and prior service costs	8.2	11.1	94.1	33.4
Change in fair value of cash flow hedges	.3	—	.2	—
Net unrealized gain (loss) on securities	(.3)	.6	(.3)	.9

Total comprehensive income	$345.0	$231.6	$534.9	$258.8

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the nine months ended September 30, 2010 and 2009, the Company recorded dividends of $104.4 million and $103.9 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Transfers of Financial Assets

Effective January 1, 2010, the Company adopted amended FASB guidance on accounting for transfers of financial assets. This amended guidance removes the concept of a qualifying special-purpose entity,

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this guidance required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As part of its efforts to decrease debt and interest expense, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program during the first quarter of 2010, from $400.0 million at December 31, 2009 to zero and terminated the program.

Recent Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables, effective for the Company beginning January 1, 2011. This guidance establishes a hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price used for each deliverable will be based on Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price if neither Company-specific objective evidence nor third party evidence is available. This guidance requires the best estimate of the selling price that would be used to sell the deliverable on a stand-alone basis. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

RSUs, PSUs and restricted shares	$27.4	$29.4	$83.4	$84.3
Stock options and equivalents	9.7	12.0	23.3	23.9

Stock-based compensation expense, before income taxes	37.1	41.4	106.7	108.2
Related tax benefit	(14.6)	(16.6)	(42.0)	(43.3)

Stock-based compensation expense, net of tax benefit	$22.5	$24.8	$64.7	$64.9

During the nine months ended September 30, 2010, the Company granted 8.6 million RSUs with a weighted average per unit grant date fair value of $13.32. RSU grants during 2010 generally vest over a one-to-four-year service period. Certain RSU awards are also subject to satisfying performance conditions. The number of shares that will be issued upon vesting of RSU awards with performance conditions can range from 0% to 120% of the target award, based on the achievement of established operating performance goals. During the nine months ended September 30, 2010, the Company also granted .2 million PSUs with an aggregate grant date fair value of $5.5 million. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

ranking of the total shareholder return for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on the achievement of established operating performance goals. During the nine months ended September 30, 2010, the Company also granted 6.7 million stock options with a weighted average exercise price of $13.45. Stock option grants during 2010 generally vest over a four-year service period.

Total unrecognized compensation cost related to non-vested RSUs and PSUs at September 30, 2010 was $163.9 million, which is expected to be expensed over a weighted average period of 2.3 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at September 30, 2010 was $67.9 million, which is expected to be expensed over a weighted average period of 2.6 years.

3) INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At September 30, 2010	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$890.3	$(547.8)	$342.5
Franchise agreements	490.3	(265.1)	225.2
Other intangible assets	387.2	(209.7)	177.5

Total intangible assets subject to amortization	1,767.8	(1,022.6)	745.2
FCC licenses	5,738.2	—	5,738.2
Trade names	168.8	—	168.8

Total intangible assets	$7,674.8	$(1,022.6)	$6,652.2

At December 31, 2009	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$883.6	$(504.1)	$379.5
Franchise agreements	512.5	(261.7)	250.8
Other intangible assets	415.6	(199.2)	216.4

Total intangible assets subject to amortization	1,811.7	(965.0)	846.7
FCC licenses	5,738.2	—	5,738.2
Trade names	168.8	—	168.8

Total intangible assets	$7,718.7	$(965.0)	$6,753.7

Amortization expense was $32.1 million and $33.4 million for the three months ended September 30, 2010 and 2009, respectively, and $98.4 million and $99.7 million for the nine months ended September 30, 2010 and 2009, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2010 through 2014, to be as follows:

	2010	2011	2012	2013	2014

Amortization expense	$129.6	$117.1	$94.9	$83.6	$75.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At September 30, 2010	At December 31, 2009

Program rights	$1,177.4	$1,737.5
Television programming:
Released (including acquired libraries)	434.0	547.9
In process and other	189.8	134.8
Theatrical programming:
Released	22.0	—
In process and other	51.3	58.5
Publishing, primarily finished goods	70.8	69.6
Other	1.4	.9

Total programming and other inventory	1,946.7	2,549.2
Less current portion	552.3	1,085.0

Total noncurrent programming and other inventory	$1,394.4	$1,464.2

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2010 NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81.4% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 6.0% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $129.6 million and $92.2 million for the three months ended September 30, 2010 and 2009, respectively, and $239.1 million and $204.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the U.S. through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

U.S. after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $4.4 million and $6.9 million for the three months ended September 30, 2010 and 2009, respectively, and $15.3 million and $15.7 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At September 30, 2010	At December 31, 2009

Amounts due from Viacom Inc.
Receivables	$123.7	$164.4
Other assets (Receivables, noncurrent)	265.6	268.3

Total amounts due from Viacom Inc.	$389.3	$432.7

Amounts due to Viacom Inc.
Accounts payable	$4.4	$2.8
Program rights	4.6	18.4
Other liabilities (Program rights, noncurrent)	1.0	3.8

Total amounts due to Viacom Inc.	$10.0	$25.0

Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp. earns revenues from The CW, primarily from the licensing of the Company's television programming. Total revenues from The CW were $17.1 million and $15.2 million for the three months ended September 30, 2010 and 2009, respectively, and $68.4 million and $49.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At September 30, 2010	At December 31, 2009

Senior debt (4.625% – 8.875% due 2010 – 2056)(a)	$6,462.4	$6,909.5
Other notes	1.9	2.7
Obligations under capital leases	93.4	105.2

Total debt	6,557.7	7,017.4
Less discontinued operations debt(b)	20.5	20.5

Total debt from continuing operations	6,537.2	6,996.9
Less current portion	570.5	443.6

Total long-term debt from continuing operations, net of current portion	$5,966.7	$6,553.3

  (a)
  At September 30, 2010 and December 31, 2009, the senior debt balances included (i) a net unamortized premium of $2.3 million and $2.2 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $85.5 million and $92.4 million, respectively. The face value of the Company's senior debt was $6.37 billion at September 30, 2010 and $6.81 billion at December 31, 2009.

  (b)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

For the nine months ended September 30, 2010 and 2009, debt issuances, redemptions and repurchases were as follows:

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

    Second quarter of 2009
        $825.5 million 7.70% senior notes due 2010, through a tender offer

    First quarter of 2009
        $152.8 million 7.70% senior notes due 2010

These transactions resulted in a pre-tax loss on early extinguishment of debt of $37.9 million and $29.8 million for the nine months ended September 30, 2010 and 2009, respectively.

On October 8, 2010, the Company issued $300.0 million of 4.30% senior notes due 2021 and $300.0 million of 5.90% senior notes due 2040 and used the net proceeds to repurchase, through a tender offer, $55.1 million of its 8.625% debentures due 2012 and $194.9 million of its 5.625% senior notes due 2012. The Company will also use the net proceeds to redeem, on November 5, 2010, its $335.0 million of 7.25% senior notes due 2051.

On November 2, 2010, the Company called for the redemption on December 29, 2010 of its $543.9 million of 6.625% senior notes due 2011. This debt has been classified as current on the Consolidated Balance Sheet at September 30, 2010.

These transactions are expected to result in a loss on early extinguishment of debt of approximately $45 million in the fourth quarter of 2010.

Credit Facility

At September 30, 2010, the Company had a $2.0 billion revolving credit facility which expires in December 2012 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.25x at the end of the third quarter of 2010, which will be reduced to 4.0x at the end of the fourth quarter of 2010, subject to further future reductions, and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At September 30, 2010, the Company's Consolidated Leverage Ratio was approximately 2.7x and Consolidated Coverage Ratio was approximately 4.9x.

The Consolidated Leverage Ratio reflects the ratio of the Company's indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company's Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other non-cash items. The Consolidated Coverage Ratio reflects the ratio of Consolidated EBITDA to the Company's cash interest expense on indebtedness, adjusted to exclude certain capital lease obligations, in each case for the trailing four consecutive quarters.

The primary purpose of the Credit Facility is to support commercial paper borrowings. At September 30, 2010, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At September 30, 2010, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.926 billion.

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

On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, the decrease to the accounts receivable securitization program of $400.0 million during 2010 is reflected as cash flows used for financing activities and the decrease of $150.0 million for the nine months ended September 30, 2009 is reflected as cash flows used for operating activities under previous FASB guidance.

During the period before the termination of the program in 2010 and for the nine months ended September 30, 2009, proceeds from collections of securitized accounts receivables of $263.1 million and $1.05 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.5 million for 2010 and $4.6 million for the nine months ended September 30, 2009.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2010	2009	2010	2009

Components of net periodic cost:
Service cost	$7.8	$7.8	$.2	$.2
Interest cost	66.8	72.4	10.8	12.3
Expected return on plan assets	(56.7)	(54.8)	—	—
Amortization of actuarial loss (gain)	17.9	21.2	(2.6)	(2.8)
Amortization of prior service cost (credit)	.1	.2	(.2)	(.1)

Net periodic cost	$35.9	$46.8	$8.2	$9.6

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2010	2009	2010	2009

Components of net periodic cost:
Service cost	$23.4	$23.0	$.6	$.6
Interest cost	200.4	217.7	32.4	37.0
Expected return on plan assets	(170.1)	(164.1)	—	—
Amortization of actuarial loss (gain)	53.7	63.7	(7.8)	(8.4)
Amortization of prior service cost (credit)	.3	.6	(.6)	(.3)

Net periodic cost	$107.7	$140.9	$24.6	$28.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) STOCKHOLDERS' EQUITY

On August 20, 2010, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on October 1, 2010. The total dividend was $34.8 million of which $34.0 million was paid on October 1, 2010 and $.8 million was accrued to be paid upon vesting of RSUs. During the third quarter of 2010, the Company paid $34.0 million for the dividend declared on May 26, 2010 and for dividend payments on RSUs that vested during the third quarter of 2010.

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes was $178.6 million and $79.7 million for the three months ended September 30, 2010 and 2009, respectively, and $291.3 million and $145.4 million for the nine months ended September 30, 2010 and 2009, respectively. The provision for income taxes for the three months ended September 30, 2010 and 2009 included tax benefits of $18.2 million and $41.8 million, respectively, from the settlements of income tax audits. The provision for income taxes for the nine months ended September 30, 2010 included a $62.2 million reduction of deferred tax assets associated with the 2010 Patient Protection and Affordable Care Act, partially offset by a $26.4 million reversal of previously established deferred tax liabilities and a $28.1 million tax benefit from the settlements of income tax audits. The provision for income taxes for the nine months ended September 30, 2009 included a tax benefit of $45.4 million from the settlements of income tax audits, which was more than offset by the reversal of certain international net operating loss carryforwards of $13.4 million and a reduction of deferred tax assets associated with stock-based compensation of $42.3 million. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

During the third quarter of 2010, the Company and the Internal Revenue Service ("IRS") settled, with the exception of one disputed item, the Company's income tax audit for the years 2006 and 2007. This disputed item is currently being contested through the IRS appeals process. The IRS is expected to commence its examination of the years 2008 and 2009 in January 2011. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company believes it is reasonably possible that the total reserve for uncertain tax positions may change within the next twelve months; however, any related estimate of the impact to the reserves for uncertain tax positions can not currently be determined.

10) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2010, the outstanding letters of credit and surety bonds approximated $394.7 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company plans to file a motion to dismiss this Amended Complaint by November 19, 2010. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which have been filed. The parties are awaiting a decision from the Second Circuit.

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs. The parties are awaiting a decision from the Third Circuit.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2010, the Company had pending approximately 56,960 asbestos claims, as compared with approximately 62,360 as of December 31, 2009 and 61,820 as of September 30, 2009. During the third quarter of 2010, the Company received approximately 2,610 new claims and closed or moved to an inactive docket approximately 4,570 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2009 and 2008 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.8 million and $15.0 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

11) RESTRUCTURING CHARGES

During the nine months ended September 30, 2010, the Company recorded restructuring charges of $66.0 million, reflecting $51.1 million of severance costs associated with the elimination of positions and $15.6 million of contract termination and other associated costs, partially offset by the reversal of $.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2009, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of September 30, 2010, the Company had paid $148.0 million of the severance costs and $13.7 million of the contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at September 30, 2010

Entertainment	$2.2	$10.8	$(9.2)	$3.8
Cable Networks	.1	3.1	(.7)	2.5
Publishing	2.4	1.8	(3.2)	1.0
Local Broadcasting	28.6	25.2	(21.6)	32.2
Outdoor	6.2	25.1	(7.0)	24.3
Corporate	.3	—	(.3)	—

Total	$39.8	$66.0	$(42.0)	$63.8

12) FAIR VALUE MEASUREMENTS

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in Level 1, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset.

At September 30, 2010	Level 1	Level 2	Level 3	Total

Assets:
Investments	$57.8	$—	$—	$57.8
Foreign currency hedges	—	1.2	—	1.2

Total Assets	$57.8	$1.2	$—	$59.0

Liabilities:
Deferred compensation	$—	$146.3	$—	$146.3
Foreign currency hedges	—	2.2	—	2.2

Total Liabilities	$—	$148.5	$—	$148.5

At December 31, 2009	Level 1	Level 2	Level 3	Total

Assets:
Investments	$57.2	$—	$—	$57.2

Total Assets	$57.2	$—	$—	$57.2

Liabilities:
Deferred compensation	$—	$138.6	$—	$138.6
Foreign currency hedges	—	5.8	—	5.8

Total Liabilities	$—	$144.4	$—	$144.4

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

13) FINANCIAL INSTRUMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures. At September 30, 2010 and December 31, 2009, the carrying value of the senior debt was $6.46 billion and $6.91 billion, respectively, and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $7.31 billion and $7.25 billion, respectively.

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

At September 30, 2010, the notional amount of all foreign currency contracts was $125.1 million, of which $5.2 million related to the hedging of future production costs and $119.9 million represents hedges of expected foreign currency cash flows. At December 31, 2009, the notional amount of all foreign currency contracts was $97.1 million, of which $2.1 million related to the hedging of future production costs and $95.0 million represented hedges of expected foreign currency cash flows.

Interest Rate Swaps

All of the Company's long-term debt has been issued under fixed interest rate agreements. During 2009, the Company entered into fixed-to-floating rate swap agreements for a portion of its debt, which were designated as fair value hedges. Gains or losses on interest rate swaps were recorded as a change in the carrying value of the debt attributable to the risk being hedged. During the fourth quarter of 2009, the Company settled all of its interest rate swaps outstanding. The Company did not have any interest rate swaps outstanding at September 30, 2010 or December 31, 2009.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The fair value of derivative financial instruments recorded on the Consolidated Balance Sheets were as follows:

	At September 30, 2010	At December 31, 2009	Balance Sheet Account

Foreign exchange contracts:
Designated hedging instruments:
Assets	$.3	$—	Prepaid expenses and other current assets
Liabilities	$(.1)	$(.1)	Accrued expenses and other current liabilities
Non-designated hedging instruments:
Assets	$.9	$—	Prepaid expenses and other current assets
Liabilities	$(2.1)	$(5.7)	Accrued expenses and other current liabilities

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended September 30,
	2010	2009	Financial Statement Account

Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$.4	$—	Change in fair value of cash flow hedges
Reclassified from accumulated OCI	$.6	$—	Programming costs
Non-designated hedging instruments	$(5.3)	$(7.0)	Other items, net
Designated interest rate swaps	$—	$4.0	Interest expense

	Nine Months Ended September 30,
	2010	2009	Financial Statement Account

Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$.3	$—	Change in fair value of cash flow hedges
Reclassified from accumulated OCI	$.6	$3.0	Programming costs
Non-designated hedging instruments	$(1.5)	$(10.1)	Other items, net
Designated interest rate swaps	$—	$6.8	Interest expense

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues:
Entertainment	$1,616.9	$1,828.3	$5,370.1	$5,161.4
Cable Networks	370.0	331.1	1,106.8	1,000.1
Publishing	217.7	230.4	559.1	573.5
Local Broadcasting	677.3	589.8	1,961.0	1,679.7
Outdoor	459.7	424.9	1,308.2	1,238.9
Eliminations	(44.1)	(54.5)	(145.8)	(137.4)

Total Revenues	$3,297.5	$3,350.0	$10,159.4	$9,516.2

Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Intercompany Revenues:
Entertainment	$29.2	$40.1	$112.0	$108.0
Cable Networks	.2	.2	.4	1.0
Local Broadcasting	6.0	5.6	16.5	14.3
Outdoor	8.7	8.6	16.9	14.1

Total Intercompany Revenues	$44.1	$54.5	$145.8	$137.4

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Segment OIBDA before Impairment Charges:
Entertainment	$277.5	$324.5	$634.5	$685.1
Cable Networks	167.4	127.9	397.6	308.2
Publishing	31.1	28.4	49.9	36.6
Local Broadcasting	195.1	130.7	517.9	285.4
Outdoor	73.3	32.6	162.7	99.9
Corporate	(58.7)	(34.8)	(153.3)	(98.0)
Residual costs(a)	63.9	(7.9)	11.4	(79.8)
Eliminations	.8	(4.1)	2.4	(2.9)

OIBDA before Impairment Charges	750.4	597.3	1,623.1	1,234.5
Impairment charges(b)	—	(31.7)	—	(31.7)
Depreciation and amortization	(139.2)	(147.4)	(423.5)	(434.9)

Total Operating Income	611.2	418.2	1,199.6	767.9
Interest expense	(127.8)	(135.4)	(399.4)	(402.5)
Interest income	1.4	1.6	3.6	4.3
Loss on early extinguishment of debt	—	—	(37.9)	(29.8)
Other items, net	24.0	15.0	(2.7)	(.4)

Earnings before income taxes and equity in loss of investee companies	508.8	299.4	763.2	339.5
Provision for income taxes	(178.6)	(79.7)	(291.3)	(145.4)
Equity in loss of investee companies, net of tax	(12.9)	(12.1)	(30.7)	(26.4)

Net Earnings	$317.3	$207.6	$441.2	$167.7

  (a)
  Residual costs for the three and nine months ended September 30, 2010 and 2009 include settlements of $90.2 million and $28.0 million, respectively, related to the favorable resolutions of certain disputes regarding previously disposed businesses.

  (b)
  In connection with the sale of certain of its radio stations, the Company recorded a non-cash impairment charge of $31.7 million during the third quarter of 2009 to reduce the carrying value of intangible assets and the allocated goodwill.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Operating Income (Loss):
Entertainment	$236.8	$280.3	$511.1	$553.0
Cable Networks	161.9	122.0	380.8	290.4
Publishing	29.4	26.6	44.9	30.6
Local Broadcasting	170.5	75.8	444.5	186.6
Outdoor	11.9	(34.9)	(26.8)	(97.9)
Corporate	(64.0)	(39.6)	(168.7)	(112.1)
Residual costs	63.9	(7.9)	11.4	(79.8)
Eliminations	.8	(4.1)	2.4	(2.9)

Total Operating Income	$611.2	$418.2	$1,199.6	$767.9

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Depreciation and Amortization:
Entertainment	$40.7	$44.2	$123.4	$132.1
Cable Networks	5.5	5.9	16.8	17.8
Publishing	1.7	1.8	5.0	6.0
Local Broadcasting	24.6	23.2	73.4	67.1
Outdoor	61.4	67.5	189.5	197.8
Corporate	5.3	4.8	15.4	14.1

Total Depreciation and Amortization	$139.2	$147.4	$423.5	$434.9

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Stock-based Compensation:
Entertainment	$11.5	$12.2	$34.8	$35.5
Cable Networks	1.5	1.6	4.6	4.8
Publishing	.8	.9	2.6	2.7
Local Broadcasting	5.9	6.2	17.8	19.3
Outdoor	1.5	1.5	4.5	4.6
Corporate	15.9	19.0	42.4	41.3

Total Stock-based Compensation	$37.1	$41.4	$106.7	$108.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Capital Expenditures:
Entertainment	$13.6	$13.8	$51.8	$50.5
Cable Networks	5.9	1.1	10.2	4.0
Publishing	1.4	1.9	3.1	2.8
Local Broadcasting	21.4	14.5	48.4	54.8
Outdoor	17.4	13.2	42.3	63.3
Corporate	3.7	1.7	7.3	10.1

Total Capital Expenditures	$63.4	$46.2	$163.1	$185.5

	At September 30, 2010	At December 31, 2009

Assets:
Entertainment	$8,015.7	$8,935.6
Cable Networks	1,628.9	1,680.0
Publishing	1,044.3	1,142.7
Local Broadcasting	9,621.8	9,646.6
Outdoor	4,302.2	4,452.8
Corporate	1,855.0	1,100.2
Discontinued operations	95.3	92.3
Eliminations	(74.6)	(88.2)

Total Assets	$26,488.6	$26,962.0

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

	Statement of Operations For the Three Months Ended September 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$35.5	$22.1	$3,239.9	$—	$3,297.5

Expenses:
Operating	17.5	19.3	1,879.6	—	1,916.4
Selling, general and administrative	(55.7)	70.4	608.8	—	623.5
Restructuring charges	—	—	7.2	—	7.2
Depreciation and amortization	1.3	3.2	134.7	—	139.2

Total expenses	(36.9)	92.9	2,630.3	—	2,686.3

Operating income (loss)	72.4	(70.8)	609.6	—	611.2
Interest (expense) income, net	(139.8)	(84.4)	97.8	—	(126.4)
Other items, net	.5	(4.4)	27.9	—	24.0

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(66.9)	(159.6)	735.3	—	508.8
Benefit (provision) for income taxes	24.1	60.6	(263.3)	—	(178.6)
Equity in earnings (loss) of investee companies, net of tax	360.1	264.9	(12.9)	(625.0)	(12.9)

Net earnings	$317.3	$165.9	$459.1	$(625.0)	$317.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$101.1	$82.9	$9,975.4	$—	$10,159.4

Expenses:
Operating	49.6	69.8	6,438.2	—	6,557.6
Selling, general and administrative	13.7	176.3	1,722.7	—	1,912.7
Restructuring charges	—	—	66.0	—	66.0
Depreciation and amortization	3.5	9.1	410.9	—	423.5

Total expenses	66.8	255.2	8,637.8	—	8,959.8

Operating income (loss)	34.3	(172.3)	1,337.6	—	1,199.6
Interest (expense) income, net	(434.2)	(241.5)	279.9	—	(395.8)
Loss on early extinguishment of debt	(37.9)	—	—	—	(37.9)
Other items, net	.2	5.8	(8.7)	—	(2.7)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(437.6)	(408.0)	1,608.8	—	763.2
Benefit (provision) for income taxes	125.9	152.0	(569.2)	—	(291.3)
Equity in earnings (loss) of investee companies, net of tax	752.9	580.2	(30.7)	(1,333.1)	(30.7)

Net earnings	$441.2	$324.2	$1,008.9	$(1,333.1)	$441.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended September 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$26.1	$25.4	$3,298.5	$—	$3,350.0

Expenses:
Operating	18.4	20.3	2,093.6	—	2,132.3
Selling, general and administrative	14.4	40.9	565.1	—	620.4
Impairment charges	—	—	31.7	—	31.7
Depreciation and amortization	1.1	2.8	143.5	—	147.4

Total expenses	33.9	64.0	2,833.9	—	2,931.8

Operating income (loss)	(7.8)	(38.6)	464.6	—	418.2
Interest (expense) income, net	(143.2)	(80.0)	89.4	—	(133.8)
Other items, net	(3.7)	(6.5)	25.2	—	15.0

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(154.7)	(125.1)	579.2	—	299.4
Benefit (provision) for income taxes	58.1	47.4	(185.2)	—	(79.7)
Equity in earnings (loss) of investee companies, net of tax	304.2	298.7	(12.1)	(602.9)	(12.1)

Net earnings	$207.6	$221.0	$381.9	$(602.9)	$207.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$76.7	$68.4	$9,371.1	$—	$9,516.2

Expenses:
Operating	52.5	54.6	6,322.7	—	6,429.8
Selling, general and administrative	101.8	117.9	1,622.6	—	1,842.3
Restructuring charges	—	—	9.6	—	9.6
Impairment charges	—	—	31.7	—	31.7
Depreciation and amortization	3.2	8.0	423.7	—	434.9

Total expenses	157.5	180.5	8,410.3	—	8,748.3

Operating income (loss)	(80.8)	(112.1)	960.8	—	767.9
Interest (expense) income, net	(429.8)	(232.1)	263.7	—	(398.2)
Loss on early extinguishment of debt	(29.8)	—	—	—	(29.8)
Other items, net	(6.6)	(17.4)	23.6	—	(.4)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(547.0)	(361.6)	1,248.1	—	339.5
Benefit (provision) for income taxes	221.7	134.1	(501.2)	—	(145.4)
Equity in earnings (loss) of investee companies, net of tax	493.0	563.5	(26.4)	(1,056.5)	(26.4)

Net earnings	$167.7	$336.0	$720.5	$(1,056.5)	$167.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At September 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$691.2	$.5	$380.3	$—	$1,072.0
Receivables, net	23.7	36.8	2,975.0	—	3,035.5
Programming and other inventory	4.0	5.1	543.2	—	552.3
Prepaid expenses and other current assets	131.9	73.7	828.3	(15.0)	1,018.9

Total current assets	850.8	116.1	4,726.8	(15.0)	5,678.7

Property and equipment	41.1	84.7	4,905.2	—	5,031.0
Less accumulated depreciation and amortization	8.6	42.4	2,298.2	—	2,349.2

Net property and equipment	32.5	42.3	2,607.0	—	2,681.8

Programming and other inventory	8.2	72.1	1,314.1	—	1,394.4
Goodwill	100.3	63.0	8,356.7	—	8,520.0
Intangible assets	255.1	—	6,397.1	—	6,652.2
Investments in consolidated subsidiaries	34,153.9	6,422.7	—	(40,576.6)	—
Other assets	245.9	13.4	1,302.2	—	1,561.5
Intercompany	—	4,531.6	11,564.7	(16,096.3)	—

Total Assets	$35,646.7	$11,261.2	$36,268.6	$(56,687.9)	$26,488.6

Liabilities and Stockholders' Equity
Accounts payable	$1.6	$13.1	$382.7	$—	$397.4
Participants' share and royalties payable	—	19.4	938.5	—	957.9
Program rights	5.1	6.1	611.2	—	622.4
Current portion of long-term debt	551.7	—	18.8	—	570.5
Accrued expenses and other current liabilities	431.0	278.8	1,398.3	(15.3)	2,092.8

Total current liabilities	989.4	317.4	3,349.5	(15.3)	4,641.0

Long-term debt	5,838.0	—	128.7	—	5,966.7
Other liabilities	3,504.5	389.0	2,461.4	(1.0)	6,353.9
Intercompany	15,787.8	—	—	(15,787.8)	—
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,447.7	—	61,434.8	(61,434.8)	43,447.7
Retained earnings (deficit)	(29,930.5)	10,763.0	(27,881.4)	17,118.4	(29,930.5)
Accumulated other comprehensive income (loss)	(301.8)	.1	311.4	(311.5)	(301.8)

	13,216.2	10,885.9	35,128.9	(46,014.8)	13,216.2
Less treasury stock, at cost	3,689.2	331.1	4,799.9	(5,131.0)	3,689.2

Total Stockholders' Equity	9,527.0	10,554.8	30,329.0	(40,883.8)	9,527.0

Total Liabilities and Stockholders' Equity	$35,646.7	$11,261.2	$36,268.6	$(56,687.9)	$26,488.6

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(398.5)	$(212.5)	$2,185.0	$—	$1,574.0

Investing Activities:
Acquisitions, net of cash acquired	—	—	(9.2)	—	(9.2)
Capital expenditures	—	(7.3)	(155.8)	—	(163.1)
Investments in and advances to investee companies	—	—	(44.9)	—	(44.9)
Proceeds from dispositions	—	—	17.6	—	17.6
Other investing activities	(.2)	—	—	—	(.2)

Net cash flow used for investing activities	(.2)	(7.3)	(192.3)	—	(199.8)

Financing Activities:
Proceeds from issuance of notes	496.5	—	3.2	—	499.7
Repayment of notes and debentures	(974.9)	—	(3.9)	—	(978.8)
Payment of capital lease obligations	—	—	(12.2)	—	(12.2)
Dividends	(107.7)	—	—	—	(107.7)
Purchase of Company common stock	(36.9)	—	—	—	(36.9)
Proceeds from exercise of stock options	4.0	—	—	—	4.0
Excess tax benefit from stock-based compensation	13.4	—	—	—	13.4
Decrease to accounts receivable securitization program	—	—	(400.0)	—	(400.0)
Other financing activities	(.4)	—	—	—	(.4)
Increase (decrease) in intercompany payables	1,448.4	219.8	(1,668.2)	—	—

Net cash flow provided by (used for) financing activities	842.4	219.8	(2,081.1)	—	(1,018.9)

Net increase (decrease) in cash and cash equivalents	443.7	—	(88.4)	—	355.3
Cash and cash equivalents at beginning of period	247.5	.5	468.7	—	716.7

Cash and cash equivalents at end of period	$691.2	$.5	$380.3	$—	$1,072.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(444.1)	$(98.9)	$1,110.9	$—	$567.9

Investing Activities:
Acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)
Capital expenditures	—	(10.1)	(175.4)	—	(185.5)
Investments in and advances to investee companies	—	—	(24.5)	—	(24.5)
Purchases of marketable securities	—	(35.6)	—	—	(35.6)
Proceeds from dispositions	—	—	72.4	—	72.4
Other investing activities	(.5)	—	—	—	(.5)

Net cash flow used for investing activities	(.5)	(45.7)	(139.3)	—	(185.5)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(2.3)	—	(2.3)
Proceeds from issuance of notes	974.4	—	—	—	974.4
Repayment of notes and debentures	(1,007.5)	—	—	—	(1,007.5)
Payment of capital lease obligations	—	—	(11.6)	—	(11.6)
Dividends	(263.5)	—	—	—	(263.5)
Purchase of Company common stock	(18.7)	—	—	—	(18.7)
Excess tax benefit from stock-based compensation	1.1	—	—	—	1.1
Increase (decrease) in intercompany payables	863.7	144.3	(1,008.0)	—	—

Net cash flow provided by (used for) financing activities	549.5	144.3	(1,021.9)	—	(328.1)

Net increase (decrease) in cash and cash equivalents	104.9	(.3)	(50.3)	—	54.3
Cash and cash equivalents at beginning of period	108.6	.8	310.1	—	419.5

Cash and cash equivalents at end of period	$213.5	$.5	$259.8	$—	$473.8

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

Overview

For the third quarter of 2010, CBS Corporation reported revenues of $3.30 billion, down 2% from $3.35 billion for the third quarter of 2009 as growth in Local Broadcasting of 15%, Cable Networks of 12% and Outdoor of 8% was more than offset by a 12% decline in the Entertainment segment reflecting the first-cycle domestic syndication sales of five major titles in 2009. For the third quarter, advertising sales increased 10% reflecting growth across all of the Company's advertising-based businesses, driven by the improved advertising marketplace and higher political advertising sales, and affiliate and subscription fees grew 15%. For the nine months ended September 30, 2010, revenues of $10.16 billion increased 7% from $9.52 billion for the same prior-year period, led by growth of 17% at Local Broadcasting, 4% at Entertainment, 11% at Cable Networks and 6% at Outdoor. For the nine months ended September 30, 2010, advertising revenues increased 12% and affiliate and subscription fees increased 13%, partially offset by a decline in content licensing and distribution of 8% versus the comparable prior-year period.

The Company reported operating income of $611.2 million for the three months ended September 30, 2010, an increase of 46% from $418.2 million for the comparable prior-year period reflecting increases at Local Broadcasting, Outdoor and Cable Networks. This growth was achieved partly due to a shift in the revenue mix, with an increase in higher margin advertising revenues more than offsetting the absence of profits from the aforementioned 2009 first-cycle domestic syndication sales. For the nine months ended September 30, 2010, the Company reported operating income of $1.20 billion, up 56% from $767.9 million for the same prior-year period reflecting growth in advertising sales and affiliate and subscription fees, partially offset by lower domestic syndication sales, higher sports programming costs and increased investment in content. Operating income for the 2010 and 2009 periods also benefited from settlements of $90.2 million and $28.0 million, respectively, from the resolutions of certain disputes regarding previously disposed businesses. Operating income margins improved to 19% for the third quarter of 2010 from 12% for the third quarter of 2009 led by Local Broadcasting, Cable Networks and Outdoor. Operating income margins increased to 12% for the nine months ended September 30, 2010 versus 8% for the comparable prior-year period.

For the third quarter of 2010, the Company generated free cash flow of $259.6 million, an increase of $283.2 million from a net cash outflow of $23.6 million for the same prior-year period and for the nine months ended September 30, 2010, free cash flow of $1.41 billion increased 165% from $532.4 million for the same prior-year period, principally reflecting higher advertising, affiliate and subscription fee revenues, and the timing of programming spending, partially offset by higher payments for taxes. The Company generated cash flow from operating activities of $1.57 billion for the nine months ended September 30, 2010, up $1.01 billion versus $567.9 million for the comparable prior-year period, which included a $150.0 million reduction to the amounts outstanding under the Company's accounts receivable securitization program. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by operating activities before increases and decreases to the accounts receivable securitization program and less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on pages 40 – 41 for a reconciliation of net cash flow provided by operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

At September 30, 2010, the Company's cash balance was $1.07 billion, an increase of $355.3 million from $716.7 million at December 31, 2009. On October 8, 2010, the Company issued $300.0 million of 4.30% senior notes due 2021 and $300.0 million of 5.90% senior notes due 2040 and used the net proceeds to repurchase, through a tender offer, $55.1 million of its 8.625% debentures due 2012 and $194.9 million of its 5.625% senior notes due 2012. The Company will also use the net proceeds to redeem, on November 5, 2010, $335.0 million of its 7.25% senior notes due 2051. Additionally, on November 2, 2010, the Company called for the redemption on December 29, 2010 of its $543.9 million of 6.625% senior notes due 2011. These actions, along with the debt activity during the first half of 2010, are expected to result in annualized net interest expense savings of approximately $90 million.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2010 versus Three and Nine Months Ended September 30, 2009

Revenues

The following tables present the Company's consolidated revenues by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2010		2009		$	%

Advertising	$1,991.3	61%	$1,805.2	54%	$186.1	10%
Content licensing and distribution	828.2	25	1,117.9	33	(289.7)	(26)
Affiliate and subscription fees	408.2	12	355.9	11	52.3	15
Other	69.8	2	71.0	2	(1.2)	(2)

Total Revenues	$3,297.5	100%	$3,350.0	100%	$(52.5)	(2)%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2010		2009		$	%

Advertising	$6,529.7	64%	$5,819.9	61%	$709.8	12%
Content licensing and distribution	2,275.5	22	2,462.3	26	(186.8)	(8)
Affiliate and subscription fees	1,172.2	12	1,040.0	11	132.2	13
Other	182.0	2	194.0	2	(12.0)	(6)

Total Revenues	$10,159.4	100%	$9,516.2	100%	$643.2	7%

Advertising sales increased $186.1 million, or 10%, to $1.99 billion for the three months ended September 30, 2010 principally reflecting 7% higher Network advertising revenues, 12% higher local advertising sales, driven by growth from CBS Television Stations, CBS Radio and CBS Outdoor, and 17% growth in CBS Interactive display advertising revenues. For the nine months ended September 30, 2010, advertising sales increased $709.8 million, or 12%, to $6.53 billion driven by 13% higher Network advertising revenues, including the 2010 telecast of Super Bowl XLIV on the CBS Television Network, 11% higher local advertising sales and 19% higher CBS Interactive display advertising revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Content licensing and distribution revenues decreased $289.7 million, or 26%, to $828.2 million for the three months ended September 30, 2010 and decreased $186.8 million, or 8%, to $2.28 billion for the nine months ended September 30, 2010 principally due to lower domestic syndication sales of television programming driven by the absence of the 2009 first-cycle sales of five major titles, and lower publishing revenues as a result of the soft retail market, partially offset by higher home entertainment revenues and the addition of theatrical revenues in 2010. For the nine-month period, the decrease was also partially offset by higher international syndication sales of television programming.

Affiliate and subscription fees increased $52.3 million, or 15%, to $408.2 million for the three months ended September 30, 2010 and increased $132.2 million, or 13%, to $1.17 billion for the nine months ended September 30, 2010 reflecting rate increases and growth in subscriptions at Showtime Networks and CBS College Sports Network, and higher retransmission revenues.

International Revenues

The Company generated approximately 14% and 15% of its total revenues from international regions for the three and nine months ended September 30, 2010, respectively, versus 13% and 14% for the three and nine months ended September 30, 2009, respectively.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2010		2009		$	%

Programming	$615.1	32%	$623.1	29%	$(8.0)	(1)%
Production	617.9	32	814.5	38	(196.6)	(24)
Outdoor operations	289.3	15	296.9	14	(7.6)	(3)
Publishing operations	145.3	8	157.4	8	(12.1)	(8)
Other	248.8	13	240.4	11	8.4	3

Total Operating Expenses	$1,916.4	100%	$2,132.3	100%	$(215.9)	(10)%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2010		2009		$	%

Programming	$2,624.5	40%	$2,471.1	38%	$153.4	6%
Production	1,838.6	28	1,927.8	30	(89.2)	(5)
Outdoor operations	854.4	13	866.9	14	(12.5)	(1)
Publishing operations	382.0	6	404.7	6	(22.7)	(6)
Other	858.1	13	759.3	12	98.8	13

Total Operating Expenses	$6,557.6	100%	$6,429.8	100%	$127.8	2%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Programming expenses for the three months ended September 30, 2010 decreased $8.0 million, or 1%, to $615.1 million primarily reflecting lower cable programming costs. For the nine months ended September 30, 2010, programming expenses increased $153.4 million, or 6%, to $2.62 billion driven by higher sports programming costs, principally associated with the 2010 telecast of Super Bowl XLIV and the 2010 NCAA Division I Men's Basketball Championship, partially offset by lower acquired television series costs.

Production expenses for the three months ended September 30, 2010 decreased $196.6 million, or 24%, to $617.9 million and for the nine months ended September 30, 2010 production expenses decreased $89.2 million, or 5%, to $1.84 billion, principally due to lower production costs associated with lower syndication revenues. For the nine-month period, this decrease was partially offset by increased investment in television series and theatrical films.

Outdoor operations expenses for the three months ended September 30, 2010 decreased $7.6 million, or 3%, to $289.3 million and for the nine months ended September 30, 2010, Outdoor operations expenses decreased $12.5 million, or 1%, to $854.4 million, primarily reflecting lower transit, billboard lease and display costs principally due to cost-savings initiatives, partially offset by costs for new contracts. For the three-month period, the decrease also reflects the impact of foreign exchange rate changes, which contributed three percentage points to the decline in Outdoor operations expenses.

Publishing operations expenses for the three months ended September 30, 2010 decreased $12.1 million, or 8%, to $145.3 million principally reflecting the impact of cost reduction measures, and lower production and royalty expenses from the revenue decline and a change in the mix of titles. Publishing operations expenses for the nine months ended September 30, 2010 decreased $22.7 million, or 6%, to $382.0 million, principally due to lower production costs and the impact of cost reduction measures, partially offset by higher royalty expense.

Other operating expenses for the three months ended September 30, 2010 increased $8.4 million, or 3%, to $248.8 million and for the nine months ended September 30, 2010 increased $98.8 million, or 13%, to $858.1 million primarily reflecting higher advertising expense for theatrical films.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $3.1 million to $623.5 million for the three months ended September 30, 2010 and increased $70.4 million, or 4%, to $1.91 billion for the nine months ended September 30, 2010. Comparability of SG&A expenses for the three and nine months ended September 30, 2010 and 2009, was impacted by settlements of $90.2 million and $28.0 million, respectively, related to the favorable resolutions of certain disputes regarding previously disposed businesses. The increase in SG&A expenses reflects higher incentive compensation accruals, higher advertising expense, higher selling expenses driven by the advertising revenue growth, and the favorable impact in 2009 from the termination of a real estate lease arrangement, partially offset by lower pension and postretirement benefit costs and the impact of the aforementioned settlements. Pension and postretirement benefits costs decreased $12.3 million to $44.1 million for the third quarter of 2010 and decreased $37.5 million to $132.3 million for the nine months ended September 30, 2010 versus the comparable prior-year periods principally due to a lower discount rate and pension plan asset performance in 2009. SG&A expenses as a percentage of revenues for each of the three and nine months ended September 30, 2010 and 2009 was 19%.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring Charges

During the nine months ended September 30, 2010, the Company recorded restructuring charges of $66.0 million, reflecting $51.1 million of severance costs associated with the elimination of positions and $15.6 million of contract termination and other associated costs, partially offset by the reversal of $.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2009, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of September 30, 2010, the Company had paid $148.0 million of the severance costs and $13.7 million of the contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011.

	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at September 30, 2010

Entertainment	$2.2	$10.8	$(9.2)	$3.8
Cable Networks	.1	3.1	(.7)	2.5
Publishing	2.4	1.8	(3.2)	1.0
Local Broadcasting	28.6	25.2	(21.6)	32.2
Outdoor	6.2	25.1	(7.0)	24.3
Corporate	.3	—	(.3)	—

Total	$39.8	$66.0	$(42.0)	$63.8

Depreciation and Amortization

For the three months ended September 30, 2010, depreciation and amortization decreased $8.2 million, or 6%, to $139.2 million and for the nine months ended September 30, 2010, depreciation and amortization decreased $11.4 million, or 3%, to $423.5 million, principally reflecting lower depreciation for Outdoor advertising properties and lower depreciation and amortization associated with interactive businesses.

Interest Expense

For the three months ended September 30, 2010, interest expense decreased $7.6 million to $127.8 million and for the nine months ended September 30, 2010, interest expense decreased $3.1 million to $399.4 million. The Company had $6.54 billion at September 30, 2010 and $6.99 billion at September 30, 2009, of principal amounts of debt outstanding (including current maturities) at weighted average interest rates of 7.1% and 7.2%, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2010, loss on early extinguishment of debt of $37.9 million reflected a pre-tax loss associated with the repurchase and redemption of $940.2 million of the Company's debt, of which $500.0 million was repurchased through a tender offer (See Note 6 to the consolidated financial statements).

For the nine months ended September 30, 2009, loss on early extinguishment of debt of $29.8 million reflected a pre-tax loss associated with the repurchase of $978.3 million of the Company's debt, of which $825.5 million was repurchased through a tender offer.

In connection with debt activity during the fourth quarter of 2010, the Company expects to record a loss on early extinguishment of debt of approximately $45 million. See Note 6 to the consolidated financial statements.

Other Items, Net

For the three months ended September 30, 2010, "Other items, net" of $24.0 million reflected foreign exchange gains of $16.4 million and a gain of $7.6 million from the divestiture of the Company's television station in Norfolk, Virginia. For the nine months ended September 30, 2010, "Other items, net" reflected a net loss of $2.7 million, primarily consisting of foreign exchange losses of $9.2 million partially offset by the gain of $7.6 million from the divestiture of the Company's television station in Norfolk, Virginia.

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

Provision for Income Taxes

The provision for income taxes was $178.6 million and $79.7 million for the three months ended September 30, 2010 and 2009, respectively, and $291.3 million and $145.4 million for the nine months ended September 30, 2010 and 2009, respectively. The provision for income taxes for the three months ended September 30, 2010 and 2009 included tax benefits of $18.2 million and $41.8 million, respectively, from the settlements of income tax audits. The provision for income taxes for the nine months ended September 30, 2010 included a $62.2 million reduction of deferred tax assets associated with the 2010 Patient Protection and Affordable Care Act, partially offset by a $26.4 million reversal of previously established deferred tax liabilities and a $28.1 million tax benefit from the settlements of income tax audits. The provision for income taxes for the nine months ended September 30, 2009 included a tax benefit of $45.4 million from the settlements of income tax audits, which was more than offset by the reversal of certain international net operating loss carryforwards of $13.4 million and a reduction of deferred tax assets associated with stock-based compensation of $42.3 million. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the third quarter of 2010, the Company and the Internal Revenue Service ("IRS") settled, with the exception of one disputed item, the Company's income tax audit for the years 2006 and 2007. This disputed item is currently being contested through the IRS appeals process. The IRS is expected to commence its examination of the years 2008 and 2009 in January 2011. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company believes it is reasonably possible that the total reserve for uncertain tax positions may change within the next twelve months; however, any related estimate of the impact to the reserves for uncertain tax positions can not currently be determined.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended September 30, 2010, equity in loss of investee companies, net of tax, increased $.8 million to a loss of $12.9 million and for the nine months ended September 30, 2010, equity in loss of investee companies, net of tax, increased $4.3 million to a loss of $30.7 million, reflecting the Company's share of the operating results of its equity investments.

Net Earnings

The Company reported net earnings of $317.3 million for the three months ended September 30, 2010 versus net earnings of $207.6 million for the three months ended September 30, 2009 and net earnings of $441.2 million for the nine months ended September 30, 2010 versus net earnings of $167.7 million for the nine months ended September 30, 2009. Comparability of net earnings for the third quarter of 2010 and 2009 was impacted by settlements of $90.2 million and $28.0 million, respectively, from the favorable resolutions of certain disputes regarding previously disposed businesses, a 2009 pre-tax non-cash impairment charge of $31.7 million, and the impact of the settlement of income tax audits of $18.2 million in 2010 and $41.8 million in 2009. Comparability of net earnings for the nine months ended September 30, 2010 and 2009 was also impacted by restructuring charges of $66.0 million ($40.0 million, net of tax) and $9.6 million ($5.7 million, net of tax), respectively, and a pre-tax loss on early extinguishment of debt of $37.9 million and $29.8 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net cash flow provided by operating activities	$323.0	$172.6	$1,574.0	$567.9
Exclude: (Increase) decrease to accounts receivable securitization program	—	(150.0)	—	150.0
Capital expenditures	(63.4)	(46.2)	(163.1)	(185.5)

Free cash flow	$259.6	$(23.6)	$1,410.9	$532.4

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

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges"), operating income (loss), and depreciation and amortization by segment, for the three and nine months ended September 30, 2010 and 2009. The Company presents Segment OIBDA before Impairment Charges as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the Company's consolidated Net earnings is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Entertainment	$1,616.9	$1,828.3	$5,370.1	$5,161.4
Cable Networks	370.0	331.1	1,106.8	1,000.1
Publishing	217.7	230.4	559.1	573.5
Local Broadcasting	677.3	589.8	1,961.0	1,679.7
Outdoor	459.7	424.9	1,308.2	1,238.9
Eliminations	(44.1)	(54.5)	(145.8)	(137.4)

Total Revenues	$3,297.5	$3,350.0	$10,159.4	$9,516.2

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Segment OIBDA before Impairment Charges:
Entertainment	$277.5	$324.5	$634.5	$685.1
Cable Networks	167.4	127.9	397.6	308.2
Publishing	31.1	28.4	49.9	36.6
Local Broadcasting	195.1	130.7	517.9	285.4
Outdoor	73.3	32.6	162.7	99.9
Corporate	(58.7)	(34.8)	(153.3)	(98.0)
Residual costs	63.9	(7.9)	11.4	(79.8)
Eliminations	.8	(4.1)	2.4	(2.9)

OIBDA before Impairment Charges	750.4	597.3	1,623.1	1,234.5
Impairment charges(a)	—	(31.7)	—	(31.7)
Depreciation and amortization	(139.2)	(147.4)	(423.5)	(434.9)

Total Operating Income	$611.2	$418.2	$1,199.6	$767.9

Operating Income (Loss):
Entertainment	$236.8	$280.3	$511.1	$553.0
Cable Networks	161.9	122.0	380.8	290.4
Publishing	29.4	26.6	44.9	30.6
Local Broadcasting(a)	170.5	75.8	444.5	186.6
Outdoor	11.9	(34.9)	(26.8)	(97.9)
Corporate	(64.0)	(39.6)	(168.7)	(112.1)
Residual costs	63.9	(7.9)	11.4	(79.8)
Eliminations	.8	(4.1)	2.4	(2.9)

Total Operating Income	$611.2	$418.2	$1,199.6	$767.9

Depreciation and Amortization:
Entertainment	$40.7	$44.2	$123.4	$132.1
Cable Networks	5.5	5.9	16.8	17.8
Publishing	1.7	1.8	5.0	6.0
Local Broadcasting	24.6	23.2	73.4	67.1
Outdoor	61.4	67.5	189.5	197.8
Corporate	5.3	4.8	15.4	14.1

Total Depreciation and Amortization	$139.2	$147.4	$423.5	$434.9

(a)
In connection with the sale of certain of its radio stations, the Company recorded a non-cash impairment charge of $31.7 million during the third quarter of 2009 to reduce the carrying value of intangible assets and the allocated goodwill.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

(Contributed 49% and 53% to consolidated revenues for the three and nine months ended September 30, 2010, respectively, versus 55% and 54% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues	$1,616.9	$1,828.3	$5,370.1	$5,161.4

OIBDA	$277.5	$324.5	$634.5	$685.1
Depreciation and amortization	(40.7)	(44.2)	(123.4)	(132.1)

Operating income	$236.8	$280.3	$511.1	$553.0

OIBDA as a % of revenues	17%	18%	12%	13%
Operating income as a % of revenues	15%	15%	10%	11%
Restructuring charges	$.4	$—	$10.8	$(.6)
Capital expenditures	$13.6	$13.8	$51.8	$50.5

Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, Entertainment revenues decreased 12% to $1.62 billion from $1.83 billion for the same prior-year period as 7% higher Network advertising revenues, 17% growth in CBS Interactive display advertising and growth in home entertainment revenues were more than offset by lower domestic syndication sales, as the third quarter of 2009 included the first-cycle sales of Medium, Criminal Minds, Ghost Whisperer, Everybody Hates Chris and Numb3rs.

For the three months ended September 30, 2010, Entertainment operating income decreased $43.5 million, or 16%, to $236.8 million from $280.3 million and OIBDA decreased $47.0 million, or 14%, to $277.5 million from $324.5 million for the same prior-year period, principally reflecting lower profits from syndication sales partially offset by higher advertising and home entertainment revenues.

Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, Entertainment revenues increased 4% to $5.37 billion from $5.16 billion for the same prior-year period primarily due to higher advertising sales, higher international syndication sales, revenues from theatrical releases of films and higher home entertainment revenues, partially offset by lower domestic syndication sales. Advertising sales increased 12% primarily reflecting 13% higher Network advertising sales, driven by an increase in sports, including the telecast of Super Bowl XLIV and the 2010 NCAA Division I Men's Basketball Championship on the CBS Television Network, and growth in primetime as well as 19% growth in CBS Interactive display advertising revenues.

For the nine months ended September 30, 2010, Entertainment operating income decreased $41.9 million, or 8%, to $511.1 million from $553.0 million and OIBDA decreased $50.6 million, or 7%, to $634.5 million from $685.1 million for the same prior-year period, as the increase in revenues was more than offset by higher sports programming costs, principally attributable to Super Bowl XLIV and the 2010 NCAA Division I Men's Basketball Championship, increased investment in content and

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

restructuring charges of $10.8 million incurred during the nine months ended September 30, 2010. The restructuring charges primarily reflect severance costs associated with the elimination of positions.

Cable Networks (Showtime Networks, Smithsonian Networks and CBS College Sports Network)

(Contributed 11% to consolidated revenues for both the three and nine months ended September 30, 2010 versus 10% and 11% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues	$370.0	$331.1	$1,106.8	$1,000.1

OIBDA	$167.4	$127.9	$397.6	$308.2
Depreciation and amortization	(5.5)	(5.9)	(16.8)	(17.8)

Operating income	$161.9	$122.0	$380.8	$290.4

OIBDA as a % of revenues	45%	39%	36%	31%
Operating income as a % of revenues	44%	37%	34%	29%
Restructuring charges	$3.1	$—	$3.1	$—
Capital expenditures	$5.9	$1.1	$10.2	$4.0

Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, Cable Networks revenues increased 12% to $370.0 million from $331.1 million for the same prior-year period driven by rate increases and growth in subscriptions at both Showtime Networks and CBS College Sports Network. Showtime Networks (which includes Showtime, The Movie Channel and Flix) subscriptions totaled 64.9 million as of September 30, 2010, up by 4.3 million, or 7%, from the same time last year, principally reflecting increased direct broadcast satellite and telephone company subscriptions. CBS College Sports Network subscriptions of 36.4 million were up by 4.9 million, or 16%, resulting from increased carriage across all platforms as well as the launch of CBS College Sports Network on additional multi-system operators. Smithsonian Networks had 5.6 million subscriptions, up by 1.1 million, or 24%.

For the three months ended September 30, 2010, Cable Networks operating income increased $39.9 million, or 33%, to $161.9 million from $122.0 million and OIBDA increased $39.5 million, or 31%, to $167.4 million from $127.9 million for the same prior-year period, primarily due to revenue growth and lower costs for theatrical and sports programming, partially offset by the timing of advertising spending and restructuring charges of $3.1 million incurred during the third quarter of 2010. The restructuring charges reflect costs associated with exiting an operating facility.

Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, Cable Networks revenues increased 11% to $1.11 billion from $1.00 billion for the same prior-year period due to rate increases and growth in subscriptions at Showtime Networks and CBS College Sports Network, as well as higher home entertainment revenues.

For the nine months ended September 30, 2010, Cable Networks operating income increased $90.4 million, or 31%, to $380.8 million from $290.4 million and OIBDA increased $89.4 million, or

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

29%, to $397.6 million from $308.2 million for the same prior-year period, primarily due to revenue growth and lower costs for theatrical programming, partially offset by higher incentive compensation accruals.

Publishing (Simon & Schuster)

(Contributed 7% and 6%, respectively, to consolidated revenues for each of the three and nine months ended September 30, 2010 and 2009.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues	$217.7	$230.4	$559.1	$573.5

OIBDA	$31.1	$28.4	$49.9	$36.6
Depreciation and amortization	(1.7)	(1.8)	(5.0)	(6.0)

Operating income	$29.4	$26.6	$44.9	$30.6

OIBDA as a % of revenues	14%	12%	9%	6%
Operating income as a % of revenues	14%	12%	8%	5%
Restructuring charges	$.1	$—	$1.8	$2.2
Capital expenditures	$1.4	$1.9	$3.1	$2.8

Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, Publishing revenues decreased 6% to $217.7 million from $230.4 million for the same prior-year period reflecting lower book sales in the adult group from the soft retail market, partially offset by growth in sales of digital content. Best-selling titles in the third quarter of 2010 included The Power by Rhonda Byrne and Obama's Wars by Bob Woodward.

For the three months ended September 30, 2010, Publishing operating income increased 11% to $29.4 million from $26.6 million and OIBDA increased 10% to $31.1 million from $28.4 million for the same prior-year period reflecting the impact of cost containment measures, lower royalty expenses and lower production costs from a change in the mix of titles.

Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, Publishing revenues decreased 3% to $559.1 million from $573.5 million for the same prior-year period reflecting the soft retail market, partially offset by growth in digital sales of Publishing content.

For the nine months ended September 30, 2010, Publishing operating income increased 47% to $44.9 million from $30.6 million and OIBDA increased 36% to $49.9 million from $36.6 million for the same prior-year period reflecting the impact of cost reduction measures and lower production expenses from a change in the mix of titles, partially offset by higher royalty expenses. Restructuring charges of $1.8 million incurred during the nine months ended September 30, 2010 reflect severance costs associated with the elimination of positions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 21% and 19% to consolidated revenues for the three and nine months ended September 30, 2010, respectively, versus 18% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues	$677.3	$589.8	$1,961.0	$1,679.7

OIBDA before impairment charges	$195.1	$130.7	$517.9	$285.4
Impairment charges	—	(31.7)	—	(31.7)
Depreciation and amortization	(24.6)	(23.2)	(73.4)	(67.1)

Operating income	$170.5	$75.8	$444.5	$186.6

OIBDA before impairment charges as a % of revenues	29%	22%	26%	17%
Operating income as a % of revenues	25%	13%	23%	11%
Restructuring charges	$—	$—	$25.2	$4.7
Capital expenditures	$21.4	$14.5	$48.4	$54.8

Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, Local Broadcasting revenues increased 15% to $677.3 million from $589.8 million for the same prior-year period driven by growth in advertising sales as a result of the improved advertising marketplace and higher political advertising sales. CBS Television Stations revenues increased 22% to $331.0 million from $271.1 million, principally reflecting growth across many key categories, including automotive and financial services. CBS Radio revenues increased 9% to $346.5 million from $318.9 million and revenues from the ten largest radio markets increased 10%.

For the three months ended September 30, 2010, Local Broadcasting operating income increased $94.7 million to $170.5 million from $75.8 million for the same prior-year period. Included in 2009 operating income was a non-cash impairment charge of $31.7 million to reduce the carrying value of intangible assets and the allocated goodwill in connection with the sale of certain radio stations. Local Broadcasting OIBDA before impairment charges increased $64.4 million to $195.1 million from $130.7 million for the same prior-year period reflecting improved OIBDA and operating income margins for the third quarter of 2010, driven by the revenue growth.

Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, Local Broadcasting revenues increased 17% to $1.96 billion from $1.68 billion for the same prior-year period. Revenues for CBS Television Stations increased 27% to $992.6 million from $779.9 million as a result of the improved advertising marketplace, the benefit of the 2010 telecast of Super Bowl XLIV to the Company's owned CBS affiliated stations and higher political advertising sales. CBS Radio revenues increased 8% to $970.1 million from $900.6 million and revenues from the ten largest radio markets increased 11%, reflecting the improved advertising marketplace.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the nine months ended September 30, 2010, Local Broadcasting operating income increased $257.9 million to $444.5 million from $186.6 million for the same prior-year period which included a non-cash impairment charge of $31.7 million. Local Broadcasting OIBDA before impairment charges increased $232.5 million to $517.9 million from $285.4 million for the same prior-year period reflecting improved OIBDA and operating income margins for the nine months ended September 30, 2010, the result of the revenue growth, a lower fixed cost structure due to expense reduction measures and a $14.0 million charge recorded in the second quarter of 2009 to write-down programming inventory to its net realizable value, partially offset by $20.5 million higher restructuring charges in 2010. Restructuring charges of $25.2 million for the nine months ended September 30, 2010 reflect severance costs associated with the elimination of positions, and contract terminations and other associated costs.

Dispositions

In August 2010, the Company completed the sale of its television station in Norfolk, Virginia to Local TV Holdings, LLC. for $16.5 million, resulting in a pre-tax gain of $7.6 million included in "Other items, net" in the Consolidated Statement of Operations for the three and nine months ended September 30, 2010.

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

Outdoor (CBS Outdoor)

(Contributed 14% and 13% to consolidated revenues for the three and nine months ended September 30, 2010, respectively, versus 13% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues	$459.7	$424.9	$1,308.2	$1,238.9

OIBDA	$73.3	$32.6	$162.7	$99.9
Depreciation and amortization	(61.4)	(67.5)	(189.5)	(197.8)

Operating income	$11.9	$(34.9)	$(26.8)	$(97.9)

OIBDA as a % of revenues	16%	8%	12%	8%
Operating income as a % of revenues	3%	NM	NM	NM
Restructuring charges	$3.6	$—	$25.1	$3.3
Capital expenditures	$17.4	$13.2	$42.3	$63.3

  NM – Not meaningful

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, Outdoor revenues increased 8% to $459.7 million from $424.9 million for the same prior-year period reflecting continued improvement in the Outdoor advertising marketplace, partially offset by the unfavorable impact of foreign exchange rate changes. In constant dollars, Outdoor revenues increased 10%, led by constant dollar increases of 15% and 8% in the United States ("U.S.") and United Kingdom, respectively. Americas revenues (comprising North America and South America) increased 16% (15% in constant dollars) to $325.6 million from $280.3 million driven by growth in the U.S. billboards and displays business, including the impact of new transit contracts. Europe revenues decreased 7% to $134.1 million from $144.6 million reflecting the unfavorable impact of foreign exchange rate changes. In constant dollars, Europe revenues increased slightly reflecting growth in the United Kingdom, Holland and Italy, partially offset by a revenue decline in France. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $9 million for the three months ended September 30, 2010. Approximately 42% and 45% of Outdoor revenues were generated from regions outside the U.S. for the three months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010, Outdoor reported operating income of $11.9 million versus an operating loss of $34.9 million for the same prior-year period. Outdoor OIBDA increased $40.7 million to $73.3 million for the third quarter of 2010 from $32.6 million for the same prior-year period. These increases were driven by the revenue growth as well as lower billboard lease, transit, maintenance and display costs principally due to cost-savings initiatives, partially offset by costs for new contracts and restructuring charges. Restructuring charges of $3.6 million recorded in the third quarter of 2010 primarily reflect severance costs associated with the elimination of positions.

Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, Outdoor revenues increased 6% to $1.31 billion from $1.24 billion for the same prior-year period principally reflecting the improved advertising marketplace and the favorable impact of foreign exchange rate changes. Revenues for the Americas increased 9% (7% in constant dollars) to $882.4 million from $812.4 million primarily reflecting growth in the U.S. billboards and displays businesses, and growth in Canada displays. Revenues for Europe decreased $.7 million to $425.8 million from $426.5 million reflecting the unfavorable impact of foreign exchange rate changes. In constant dollars, Europe revenues increased 2% reflecting growth in the United Kingdom, Holland and Italy, partially offset by a revenue decline in France. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $4 million for the nine months ended September 30, 2010. Approximately 44% and 46% of Outdoor revenues were generated from regions outside the U.S. for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, Outdoor reported an operating loss of $26.8 million versus an operating loss of $97.9 million for the same prior-year period. Outdoor OIBDA increased $62.8 million, or 63%, to $162.7 million for the nine months ended September 30, 2010 from $99.9 million for the same prior-year period. These increases were driven by the revenue growth as well as lower billboard lease, transit, maintenance and display costs principally due to cost-savings initiatives partially offset by costs for new contracts and restructuring charges. Restructuring charges of $25.1 million for the nine months ended September 30, 2010 primarily reflect severance costs associated with the elimination of positions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor's franchise and lease costs are generally fixed in nature and, due to the soft advertising marketplace worldwide, certain transit contracts, including the London Underground contract which also has reduced revenues due to project delays, are operating at their minimum guarantee levels therefore adversely impacting OIBDA and operating income margins. In connection with the London Underground contract, Outdoor has commenced legal actions against the London Underground with respect to disputes regarding these project delays and other matters.

Corporate

For the three months ended September 30, 2010, corporate expenses increased to $64.0 million from $39.6 million for the same prior-year period and for the nine months ended September 30, 2010 corporate expenses increased to $168.7 million from $112.1 million for the same prior-year period, primarily reflecting the absence of the 2009 favorable impact from the termination of a real estate lease arrangement and higher incentive compensation accruals.

Residual Costs

Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For the three and nine months ended September 30, 2010, residual costs reflected income of $63.9 million and $11.4 million, respectively, versus a loss of $7.9 million and $79.8 million for the same prior-year periods. Residual costs for the 2010 and 2009 periods included settlements of $90.2 million and $28.0 million, respectively, related to the favorable resolutions of certain disputes regarding previously disposed businesses. The decrease in residual costs for the three and nine months ended September 30, 2010, is also driven by a lower discount rate and pension plan asset performance in 2009.

Financial Position

Current assets increased by $41.8 million to $5.68 billion at September 30, 2010 from $5.64 billion at December 31, 2009, primarily due to an increase in cash and cash equivalents of $355.3 million, an increase in receivables of $135.3 million and an increase in prepaid expenses and other current assets of $77.9 million, partially offset by a decrease in programming and other inventory of $532.7 million, reflecting the seasonality of sports and entertainment programming. The allowance for doubtful accounts as a percentage of receivables decreased to 3.9% at September 30, 2010 compared with 4.7% at December 31, 2009, reflecting the inclusion of the Company's securitized receivables on the Consolidated Balance Sheet beginning in 2010 as a result of the adoption of new FASB guidance.

Net property and equipment of $2.68 billion at September 30, 2010 decreased $176.9 million from $2.86 billion at December 31, 2009, primarily reflecting depreciation expense of $325.1 million, partially offset by capital expenditures of $163.1 million.

Goodwill decreased by $147.5 million to $8.52 billion at September 30, 2010 from $8.67 billion at December 31, 2009 primarily reflecting the establishment of deferred tax assets associated with liabilities assumed from previous acquisitions.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $101.5 million to $6.65 billion at September 30, 2010 from $6.75 billion at December 31, 2009 primarily due to amortization expense of $98.4 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Current liabilities decreased by $105.5 million to $4.64 billion at September 30, 2010 from $4.75 billion at December 31, 2009, primarily due to a decrease in deferred revenue of $140.1 million and program rights obligations of $106.8 million, partially offset by an increase in current portion of long-term debt of $126.9 million.

Other liabilities decreased by $257.2 million to $3.38 billion at September 30, 2010 from $3.64 billion at December 31, 2009, primarily reflecting lower program rights obligations and participants' share and royalties payable.

Cash Flows

Cash and cash equivalents increased by $355.3 million and $54.3 million for the nine months ended September 30, 2010 and 2009, respectively. The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2010	2009

Cash provided by operating activities	$1,574.0	$567.9
Cash used for investing activities	(199.8)	(185.5)
Cash used for financing activities	(1,018.9)	(328.1)

Net increase in cash and cash equivalents	$355.3	$54.3

Operating Activities.    Cash provided by operating activities of $1.57 billion for the nine months ended September 30, 2010 increased $1.01 billion from $567.9 million for the same prior-year period primarily reflecting higher advertising sales and affiliate and subscription fees, the timing of programming payments and a $150.0 million reduction to amounts outstanding under the Company's accounts receivable securitization program during 2009. On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets and as a result, decreases to the accounts receivable securitization program during 2010 are reflected as cash flows used for financing activities.

Cash paid for income taxes for the nine months ended September 30, 2010 was $46.6 million versus $41.4 million for the nine months ended September 30, 2009. Cash taxes for 2010 are expected to be in the range of $200 million to $250 million.

Investing Activities.    Cash used for investing activities of $199.8 million for the nine months ended September 30, 2010 principally reflected capital expenditures of $163.1 million and investments in investee companies of $44.9 million, partially offset by proceeds from dispositions of $17.6 million, primarily from the sale of a television station. Cash used for investing activities of $185.5 million for the nine months ended September 30, 2009 principally reflected capital expenditures of $185.5 million, purchases of marketable securities of $35.6 million and investments in investee companies of $24.5 million, partially offset by proceeds from dispositions of $72.4 million, primarily from the sale of radio stations.

Financing Activities.    Cash used for financing activities of $1.02 billion for the nine months ended September 30, 2010 principally reflected the repayment of notes and debentures of $978.8 million, a $400.0 million reduction to amounts outstanding under the accounts receivable securitization program and dividend payments of $107.7 million, partially offset by proceeds from the issuance of notes of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$499.7 million. Cash used for financing activities of $328.1 million for the nine months ended September 30, 2009 principally reflected the repayment of notes of $1.01 billion and dividend payments of $263.5 million, partially offset by proceeds from the issuance of senior notes of $974.4 million.

Cash Dividends

On August 20, 2010, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on October 1, 2010. The total dividend was $34.8 million of which $34.0 million was paid on October 1, 2010 and $.8 million was accrued to be paid upon vesting of RSUs. During the third quarter of 2010, the Company paid $34.0 million for the dividend declared on May 26, 2010 and for dividend payments on RSUs that vested during the third quarter of 2010.

Share Repurchase Program

On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program with respect to its Class A and Class B Common Stock. The Company intends to use the program to repurchase shares of its Class B Common Stock beginning in January 2011. In connection with the approval of this program, the Company's previous share repurchase programs, which had remaining authorization of $649.4 million, were terminated.

Capital Structure

The following table sets forth the Company's debt.

	At September 30, 2010	At December 31, 2009

Senior debt (4.625% – 8.875% due 2010 – 2056)(a)	$6,462.4	$6,909.5
Other notes	1.9	2.7
Obligations under capital leases	93.4	105.2

Total debt	6,557.7	7,017.4
Less discontinued operations debt(b)	20.5	20.5

Total debt from continuing operations	6,537.2	6,996.9
Less current portion	570.5	443.6

Total long-term debt from continuing operations, net of current portion	$5,966.7	$6,553.3

(a)
At September 30, 2010 and December 31, 2009, the senior debt balances included (i) a net unamortized premium of $2.3 million and $2.2 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $85.5 million and $92.4 million, respectively. The face value of the
Company's senior debt was $6.37 billion at September 30, 2010 and $6.81 billion at December 31, 2009.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the nine months ended September 30, 2010 and 2009, debt issuances, redemptions and repurchases were as follows:

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

    Second quarter of 2009

  $825.5 million 7.70% senior notes due 2010, through a tender offer

    First quarter of 2009

  $152.8 million 7.70% senior notes due 2010

These transactions resulted in a pre-tax loss on early extinguishment of debt of $37.9 million and $29.8 million for the nine months ended September 30, 2010 and 2009, respectively.

On October 8, 2010, the Company issued $300.0 million of 4.30% senior notes due 2021 and $300.0 million of 5.90% senior notes due 2040 and used the net proceeds to repurchase, through a tender offer, $55.1 million of its 8.625% debentures due 2012 and $194.9 million of its 5.625% senior notes due 2012. The Company will also use the net proceeds to redeem, on November 5, 2010, its $335.0 million of 7.25% senior notes due 2051.

On November 2, 2010, the Company called for the redemption on December 29, 2010 of its $543.9 million of 6.625% senior notes due 2011. This debt has been classified as current on the Consolidated Balance Sheet at September 30, 2010.

These transactions are expected to result in a loss on early extinguishment of debt of approximately $45 million in the fourth quarter of 2010.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Credit Facility

At September 30, 2010, the Company had a $2.0 billion revolving credit facility which expires in December 2012 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.25x at the end of the third quarter of 2010, which will be reduced to 4.0x at the end of the fourth quarter of 2010, subject to further future reductions, and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At September 30, 2010, the Company's Consolidated Leverage Ratio was approximately 2.7x and Consolidated Coverage Ratio was approximately 4.9x.

The Consolidated Leverage Ratio reflects the ratio of the Company's indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company's Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other non-cash items. The Consolidated Coverage Ratio reflects the ratio of Consolidated EBITDA to the Company's cash interest expense on indebtedness, adjusted to exclude certain capital lease obligations, in each case for the trailing four consecutive quarters.

The primary purpose of the Credit Facility is to support commercial paper borrowings. At September 30, 2010, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At September 30, 2010, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.926 billion.

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

On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, the decrease to the accounts receivable securitization program of $400.0 million during 2010 is reflected as cash flows used for financing activities and the decrease of $150.0 million for the nine months ended September 30, 2009 is reflected as cash flows used for operating activities under previous FASB guidance.

During the period before the termination of the program in 2010 and for the nine months ended September 30, 2009, proceeds from collections of securitized accounts receivables of $263.1 million and $1.05 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.5 million for 2010 and $4.6 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments to purchase sports programming rights, television and film programming, talent contracts, franchise payments, interest

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

payments, and pension funding obligations. The Company's investing and financing needs include capital expenditures, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.926 billion of remaining availability at September 30, 2010, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

The Company's funding for short-term and long-term obligations will come primarily from cash flows from operating activities. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to the Company, the existing Credit Facility provides sufficient capacity to satisfy short-term borrowing needs.

On November 4, 2010, the Company had approximately $1.53 billion of long-term debt obligations due over the next five years, of which $543.9 million is expected to be redeemed on December 29, 2010 using cash on hand. Funding for the remaining $988.8 million is expected to come from cash generated from operating activities and the Company's ability to refinance its debt.

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2010, the outstanding letters of credit and surety bonds approximated $394.7 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company plans to file a motion to dismiss this Amended Complaint by November 19, 2010. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which have been filed. The parties are awaiting a decision from the Second Circuit.

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs. The parties are awaiting a decision from the Third Circuit.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2010, the Company had pending approximately 56,960 asbestos claims, as compared with approximately 62,360 as of December 31, 2009 and 61,820 as of September 30, 2009. During the third quarter of 2010, the Company received approximately 2,610 new claims and closed or moved to an inactive docket approximately 4,570 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2009 and 2008 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $17.8 million and $15.0 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2010 NAI beneficially owned CBS Corp. Class A Common Stock representing approximately 81.4% of the voting power of all classes of CBS Corp.'s Common Stock, and owned approximately 6.0% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $129.6 million and $92.2 million for the three months ended September 30, 2010 and 2009, respectively, and $239.1 million and $204.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Showtime Networks pays license fees to Paramount Pictures for motion picture programming under an exclusive output agreement which covers feature films initially theatrically released in the U.S. through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

release. This agreement has not been renewed for new feature films initially theatrically released in the U.S. after 2007. These license fees are initially recorded as programming inventory and amortized over the shorter of the life of the license agreement or projected useful life of the programming. In addition, CBS Corp. places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total spending for all of these transactions was $4.4 million and $6.9 million for the three months ended September 30, 2010 and 2009, respectively, and $15.3 million and $15.7 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At September 30, 2010	At December 31, 2009

Amounts due from Viacom Inc.
Receivables	$123.7	$164.4
Other assets (Receivables, noncurrent)	265.6	268.3

Total amounts due from Viacom Inc.	$389.3	$432.7

Amounts due to Viacom Inc.
Accounts payable	$4.4	$2.8
Program rights	4.6	18.4
Other liabilities (Program rights, noncurrent)	1.0	3.8

Total amounts due to Viacom Inc.	$10.0	$25.0

Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp. earns revenues from The CW, primarily from the licensing of the Company's television programming. Total revenues from The CW were $17.1 million and $15.2 million for the three months ended September 30, 2010 and 2009, respectively, and $68.4 million and $49.3 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Transfers of Financial Assets

Effective January 1, 2010, the Company adopted amended FASB guidance on accounting for transfers of financial assets. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this guidance required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As part of its efforts to decrease debt and interest expense, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program during the first quarter of 2010, from $400.0 million at December 31, 2009 to zero and terminated the program.

Recent Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables, effective for the Company beginning January 1, 2011. This guidance establishes a hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price used for each deliverable will be based on Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price if neither Company-specific objective evidence nor third party evidence is available. This guidance requires the best estimate of the selling price that would be used to sell the deliverable on a stand-alone basis. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. The first step of the goodwill impairment test examines whether the book value of each of the Company's reporting units exceeds its fair value. If the book value of the reporting unit exceeds its fair value, the second step of the test requires the Company to then compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill to determine the amount of impairment charge, if any. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company's internal forecasts of future performance as well as

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

historical trends. The residual value is estimated based on a perpetual nominal growth rate between 2.0% and 3.5%, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rates, which range from 8.5% to 11.0%, were determined based on the average of the weighted average cost of capital of comparable entities. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market or a decrease in audience acceptance of programming, could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such a charge could have a material effect on the consolidated statement of operations and balance sheet.

Based on the 2009 annual impairment test, the individual carrying values of the following reporting units with significant goodwill balances were within 10% of their respective estimated fair values:

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

The discount rates and perpetual nominal growth rates used for each radio and television station were as follows:

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

During 2009, a weakened radio advertising marketplace negatively impacted the fair value of FCC licenses in certain radio markets and resulted in impairments in 16 radio markets, which reduced the carrying value of the FCC licenses in these markets to $1.85 billion in the aggregate at December 31, 2009 which approximated their respective estimated fair values. At December 31, 2009, three of the radio markets, which had an aggregate carrying value of FCC licenses of $640.7 million, were each within 5% of their respective estimated fair value, and one radio market, which had an aggregate carrying value of FCC licenses of $175.2 million, was within 7% of its estimated fair value. Four television markets, which had an aggregate carrying value of FCC licenses of $496.2 million, were each within 5% of their respective estimated fair value. In each of the remaining radio and television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values at December 31, 2009 by more than 10%. Further downward revision in the present value of future cash flows could result in additional impairments and a non-cash charge would be required. Such a charge could have a material effect on the Company's Consolidated Statement of Operations and Consolidated Balance Sheet.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Action.    As previously disclosed, on December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company plans to file a motion to dismiss this Amended Complaint by November 19, 2010. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2010, the Company did not purchase any shares under its publicly announced share repurchase programs, which had remaining authorization of $649.4 million at September 30, 2010. These programs were terminated in connection with the approval of the Company's $1.5 billion share repurchase program, which was announced on November 4, 2010.

Item 5.  (a) Other Information.

On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. In connection with the approval of the program, the Company's previous share repurchase programs, including the share repurchase program announced in October 2004 (the "2004 Share Repurchase Program"), were terminated.

As a result of the termination of the 2004 Share Repurchase Program, the Agreement dated as of October 28, 2004, among the Company, NAIRI, Inc. ("NAIRI") and National Amusements, Inc. ("National Amusements"), as amended as of November 12, 2004 and as of December 13, 2005 (the "NAIRI Agreement"), was automatically terminated in accordance with its terms. Under the NAIRI Agreement, the Company and NAIRI had agreed to buy and sell, respectively, a number of shares of CBS Class B common stock each month in connection with the 2004 Share Repurchase Program. The Company has not made any purchases under the 2004 Share Repurchase Program since December 2005. Sumner M. Redstone, the Company's Executive Chairman of the Board and Founder, is the controlling stockholder of National Amusements. National Amusements, through its wholly owned subsidiary NAIRI, holds Mr. Redstone's controlling interest in the Company. A copy of the NAIRI Agreement was filed with the Securities and Exchange Commission as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

 Item 6. Exhibits.

Exhibit No.	Description of Document

(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
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

CBS CORPORATION (Registrant)
Date: November 4, 2010	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date: November 4, 2010	/s/ THOMAS S. SHILEN, JR. Thomas S. Shilen, Jr. Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.