Form 10-K
period 2010-12-31
CBS CORP
filed 2011-02-25
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-09553

CBS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2949533 (I.R.S. Employer Identification Number)

51 W. 52nd Street
New York, NY 10019
(212) 975-4321
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	New York Stock Exchange
Class B Common Stock, $0.001 par value	New York Stock Exchange
7.625% Senior Debentures due 2016	NYSE Amex
6.75% Senior Notes due 2056	New York Stock Exchange

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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

           As of June 30, 2010, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $134,365,767 (based upon the closing price of $12.98 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $8,093,836,269 (based upon the closing price of $12.93 per share as reported by the New York Stock Exchange on that date).

           As of February 15, 2011, 43,629,213 shares of Class A Common Stock and 628,770,581 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of CBS Corporation's Notice of 2011 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Portion of Item 5; Part III).

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

  •
  CABLE NETWORKS: The Cable Networks segment is composed of Showtime® Networks, the Company's premium subscription program services; CBS College Sports Network®, the Company's cable network devoted to college athletics (to be renamed CBS Sports NetworkTM in April 2011); and Smithsonian Networks™, a venture between Showtime Networks and Smithsonian Institution, which operates Smithsonian Channel™, a basic cable program service.

  •
  PUBLISHING: The Publishing segment is composed of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner® and Free Press™.

  •
  LOCAL BROADCASTING: The Local Broadcasting segment is composed of CBS Television Stations, the Company's 29 owned broadcast television stations; and CBS Radio®, through which the Company owns and operates 130 radio stations in 28 United States ("U.S.") markets.

  •
  OUTDOOR: The Outdoor segment displays advertising on media, including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, retail stores and stadium signage principally through CBS Outdoor®.

        For the year ended December 31, 2010, contributions to the Company's consolidated revenues from its segments were as follows: Entertainment 53%, Cable Networks 10%, Publishing 6%, Local Broadcasting 20% and Outdoor 13%. The Company generated approximately 15% of its total revenues from international regions in 2010. For the year ended December 31, 2010, approximately 59% and 18% of total international revenues of approximately $2.08 billion were generated in Europe and Canada, respectively.

        As technologies for delivering content and services evolve, the Company continues to pursue and expand upon opportunities to distribute its content to consumers, in the U.S. and internationally, on various platforms, including the Internet, mobile devices and video-on-demand, among others. The Company is focused on utilizing interactive features to deepen and broaden its relationship with audiences.

        The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified international entertainment companies such as The Walt Disney Company, NBC Universal, Inc., News Corporation, Time Warner Inc., Cumulus Media Inc. and Clear Channel Outdoor Holdings, Inc.

        As of December 31, 2010, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 944 movie screens in the U.S., the United Kingdom ("U.K.") and South America and manages 16 movie screens in the U.S. and South America, directly or indirectly owned approximately 79% of the Company's voting Class A Common Stock, and approximately 6% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

        The Company was organized in Delaware in 1986. The Company's principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Web site address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

        Entertainment (53%, 54% and 49% of the Company's consolidated revenues in 2010, 2009 and 2008, respectively)

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

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality-based programming, specials, children's programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes®, CBS Evening News with Katie Couric and The Early Show, as well as special reports. CBS News Productions, the off-network production company created by CBS News, produces programming for domestic and international outlets, including the CBS Television Network, cable television, home video, audio-book and in-flight markets, as well as schools and libraries. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain games from the NCAA Division I Men's Basketball Tournament, including the NCAA Men's Final Four, golf, including the Masters Tournament and the PGA Championship, the U.S. Open Tennis Championships, regular-season college football and basketball line-ups on network television, in addition to the NFL's American Football Conference regular season schedule, the Postseason Divisional Playoff games and the AFC championship game. CBS Sports has rights extensions with the NFL to broadcast the AFC through the 2013 season including the broadcast of the 2013 Super Bowl. CBS Home Entertainment licenses home video rights and CBS Consumer Products licenses merchandising rights.

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

        Programming that was produced or co-produced by the Company's production group and is broadcast on network television includes, among others, CSI: Crime Scene Investigation (CBS), NCIS (CBS), The Good Wife (CBS) and 90210 (The CW). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including foreign and/or off-network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or foreign markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company's objective is to recoup its costs and earn a profit through international and domestic syndication of episodes. International sales are generally made within one year of U.S. network run. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication. In off-network syndication, the Company distributes series such as CSI:, CSI: Miami, CSI: NY, Numb3rs, Criminal Minds and NCIS as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Jeopardy!, Entertainment Tonight, Inside Edition, The Insider, Dr. Phil, Rachael Ray and Judge Judy. The Company also distributes syndicated programming internationally.

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in the Entertainment segment's operating results. Unrecognized revenues attributable to such license agreements were approximately $654.1 million and $387.0 million at December 31, 2010 and December 31, 2009, respectively.

        The Company continues to expand its global channel presence through new international joint ventures. In 2010, the Company entered into a 50-50 joint venture with Reliance Broadcast Network Limited to create three new English language general entertainment television channels customized for the Indian market and surrounding territory, the first of which, BIG CBS Prime™, launched in November 2010. Also, in 2010, the Company and a subsidiary of Ten Network Holdings Limited entered into a joint venture to provide content to ELEVEN™, a digital multichannel service which launched in Australia in January 2011. The Company owns an approximately 33% interest in this venture. In addition, the Company owns a 50% interest in a joint venture with Chellozone (UK) Limited, a subsidiary of Liberty Global, Inc., which owns and operates six television channels in the U.K. and Ireland, including CBS Action™, CBS Drama™ and CBS Reality™; and an approximately 33% interest in a joint venture, which owns two pay television channels in Australia called TV1 and Sci Fi.

        CBS Films.    CBS Films was created in September 2007 to produce and distribute theatrical motion pictures across all genres. The budget for each picture is intended to be up to $50 million in addition to advertising and marketing costs at a level consistent with industry custom. The majority of motion pictures produced or acquired by CBS Films is intended for a wide, commercial theatrical release, similar to motion pictures typically produced and released by major studios. CBS Films' U.S. theatrical releases in 2010 included Extraordinary Measures, The Back-up Plan, and Faster, which is a co-production with an affiliate of Sony Pictures Entertainment. U.S. theatrical releases in 2011 include The Mechanic, and Beastly, which is expected to be released in March 2011.

        In general, motion pictures produced or acquired by CBS Films are exhibited theatrically in the U.S. and internationally, followed by exploitation via home entertainment (including DVD and electronic sell-through), video-on-demand, pay-per-view, pay television, free television and basic cable, digital media outlets and, in some cases, other exhibitors such as airlines and hotels. CBS Films will exploit its motion pictures (including certain ancillary rights, such as licensing and merchandising) and generate revenues in all media in the relevant release windows worldwide either directly, through affiliated CBS entities, or via third party distribution arrangements.

        CBS Interactive.    CBS Interactive operates one of the leading online content networks for information and entertainment. CBS Interactive was ranked among the top Internet properties in the world according to comScore Media Metrix, December 2010. CBS Interactive's leading brands, including CNET, CBS.com, CBSSports.com, GameSpot, TV.com, BNET and CHOW, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.-based business, CBS Interactive operates in Asia and Europe. CBS Interactive's worldwide brands reached approximately 256.0 million unique monthly visitors during December 2010.

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

        CNET.com is one of the leading Web sites for technology and consumer electronics information. GameSpot is one of the leading gaming information Web sites according to comScore Media Metrix, December 2010. GameSpot's content includes video game reviews and previews, news, Webcasts, videos, online tournaments and game downloads. CBSSports.com provides sports content, fantasy sports, community and e-commerce features. CBSSports.com owns and operates CBSCollegeSports.com College Network and MaxPreps.com. In 2010, CBSSports.com hosted the NCAA March Madness on demand video player that provided live streaming video of the NCAA Division I Men's Basketball Championship. TV.com is a leading destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks. CBS Business Network, which is composed of BNET.com and CBS MoneyWatch.com, is a leading business media site, offering award-winning original content, as well as one of the largest business libraries available on the Internet. CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Through the CBS Audience Network™, the Company delivers content from its Web sites and television, radio and affiliated stations, through new and existing advertiser-supported deals. The growing slate of CBS entertainment, news and sports content available includes full episodes, clips and highlights based on CBS and Showtime Networks programming as well as original made-for-the-Web content.

  Entertainment Competition.

        Television Network.    The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services as well as other media, including DVDs, print and the Internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to Nielsen Media Research, for the broadcast television primetime daypart for the period September 20, 2010 to February 6, 2011, the CBS Television Network secured the #1 position for total viewers and for key adult viewers ages 25-54 and the #2 position for adult viewers ages 18-49.

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

        CBS Films.    Motion picture production and distribution is a highly competitive business. During the life cycle of the development and production of a motion picture project, CBS Films must compete for the rights to compelling underlying source material and talent such as writers, producers, directors, on screen performers and other creative personnel. Once a motion picture is completed, CBS Films must compete with numerous other motion pictures produced by various studios and independent producers including Paramount Pictures Corporation, Walt Disney Studios Motion Pictures, Warner Bros. Entertainment, Inc., Lionsgate Entertainment, Summit Entertainment, LLC, The Weinstein Company, Metro-Goldwyn-Mayer Studios Inc. and Lakeshore Entertainment Group LLC, among others, for audience acceptance as well as limited exhibition outlets across all of the relevant release windows. In addition, the ultimate consumer has many options for entertainment other than motion pictures including video games, sports, travel, outdoor recreation, the Internet, and other cultural and computer-related activities.

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

        Cable Networks (10%, 10% and 9% of the Company's consolidated revenues in 2010, 2009 and 2008, respectively)

        The Cable Networks segment is composed of Showtime Networks, the Company's premium subscription program services; CBS College Sports Network, the Company's cable network devoted to college athletics; and Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel.

        Showtime Networks.    Showtime Networks owns and operates three commercial-free, premium subscription program services in the U.S.: Showtime, offering recently released theatrical feature films, original series, documentaries, boxing, mixed martial arts and other sports-related programming, and special events; The Movie Channel®, offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the last several decades, as well as selected other titles. At December 31, 2010, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 67.1 million subscriptions in the U.S., certain U.S. territories and Bermuda.

        Showtime Networks also owns and operates multiplexed channels of Showtime and The Movie Channel in the U.S. which offer additional and varied programming choices. In addition, Showtime Networks transmits high definition feeds of Showtime, The Movie Channel and many of their multiplexed channels, and also makes versions of Showtime, The Movie Channel and Flix available "on demand," enabling subscribers to watch selected individual programs at their convenience (in both standard and high definition in the case of Showtime and The Movie Channel, and standard definition in the case of Flix). In October 2010, Showtime Networks announced its plans to launch Showtime Anytime™, a new video-streaming version of Showtime to be available via the Internet free of charge to Showtime subscribers as part of their Showtime subscription through participating Showtime Networks' cable, direct broadcast satellite ("DBS") and telephone company ("telco") distributors. Showtime Networks also operates the Web site SHO.com and various mobile applications which promote Showtime, The Movie Channel and Flix programming, and provide information and entertainment and other services.

        Showtime Networks derives revenue principally from the license of its program services to numerous cable, DBS, telco, and other distributors, with a substantial portion of such revenue coming from three of the largest such distributors. The costs of acquiring exhibition rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie

Channel, from major or independent motion picture producers and other distributors typically covering the U.S. and Bermuda for varying durations. For example, in addition to a motion picture output agreement with CBS Films, Showtime Networks has entered into motion picture output agreements with Buena Vista Pay Television, a subsidiary of The Walt Disney Company, for certain DreamWorks motion pictures, The Weinstein Company and Summit Entertainment for the exclusive U.S. premium subscription television rights for certain exhibition windows relating to feature films initially theatrically released in the U.S through December 2015 and, in the case of Summit Entertainment, December 2012. Showtime Networks' original series include Dexter®, Californication, Nurse Jackie, Shameless, The Big C, The Borgias (premiering in April 2011), Weeds and United States of Tara®, among others. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives revenue by licensing rights it retains in certain of its original programming. For example, Showtime Networks and its corporate affiliate(s) have entered into licenses with television networks in various territories for exhibition of certain original series, as well as electronic sell-through arrangements with several Internet distributors, including iTunes and Amazon, among others, for certain Showtime programming. Showtime Networks also produces and/or provides special events to licensees on a pay-per-view basis through Showtime PPV®.

        Showtime Networks also owns a majority of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel™, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks has launched both standard and high definition versions of Smithsonian Channel, as well as of its companion on demand version.

        CBS College Sports Network.    CBS College Sports Network is a 24-hour cable program service dedicated to college sports. The network features events from approximately 15 men's and women's college sports and provides coverage of over 250 live events each year in addition to live studio shows and original programming. CBS College Sports Network had approximately 39.1 million subscribers as of December 31, 2010. The network derives its revenues from subscription fees and the sale of advertising time on its cable program service. CBS College Sports Network and Comcast Corporation each owns a 50% interest in the mtn: MountainWest Sports Network, which exhibits Mountain West Conference athletics and is available to U.S. cable and satellite providers.

  Cable Networks Competition.

        Showtime Networks.    Showtime Networks primarily competes with other providers of premium subscription program services in the U.S.: Home Box Office, Inc. and Starz Entertainment, LLC. Competition among premium subscription program services in the U.S. is dependent on: (i) the production, acquisition and packaging of original series and other original programming and the acquisition and packaging of an adequate number of recently released theatrical motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to cable, DBS, telco and other distributors for carriage so as to favorably position and package Showtime Networks' premium subscription program services to subscribers. Home Box Office, Inc. is the dominant company in the U.S. premium subscription program service category, offering two premium subscription program services, HBO and Cinemax. Showtime Networks competes with Home Box Office, Inc. and has a smaller share of the premium subscription program service category. Starz Entertainment, LLC owns Starz, another premium subscription program service, which competes with Showtime Networks' and Home Box Office, Inc.'s premium program services. Showtime Networks also competes for programming, distribution and/or audiences with broadcast television, basic cable program services and other media, including DVDs, portable devices and the Internet.

        The terms and favorable renewal of agreements with distributors for the distribution of the Company's subscription program services are important to the Company. Consolidation among multichannel video programming distributors and other marketplace factors make it more difficult to reach favorable terms and could have an adverse effect on revenues. In addition, new entrants, such as Netflix, Inc., providing programming or other services for cable and/or other platforms, including the Internet, are or could be competitive with and adversely affect the Company's media businesses, including Showtime Networks' subscription program service business.

        Smithsonian Networks competes for programming, distribution and/or audiences with non-fiction and other basic cable program services, including Discovery Channel, National Geographic Channel and History, as well as with broadcast television and other media, such as DVDs, portable devices and the Internet.

        CBS College Sports Network.    CBS College Sports Network's cable programming service principally competes with other sports-oriented cable programming services for cable, DBS and telco distribution and related revenue, for viewership and for advertising revenue. Consolidation among cable operators has made it more difficult for newer channels to secure broad distribution. In addition, the largest cable providers have created sports tiers for newer sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. CBS College Sports Network's television service also competes with other sports programming services, such as ESPN and the FOX Sports Networks, in acquiring the television and multimedia rights to sporting events, resulting in increased rights fees and increased production expenses. CBS College Sports Network will be renamed CBS Sports Network in April 2011.

        Publishing (6% of the Company's consolidated revenues in each of 2010, 2009 and 2008)

        The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

        Simon & Schuster publishes and distributes adult and children's consumer books in printed, audio and digital formats in the U.S. and internationally. Digital formats include audio downloads for the Apple iPod and MP3 players, electronic books for increasingly popular devices such as Amazon's Kindle, the Apple iPad and Barnes & Noble's NOOK, stand-alone applications for the Apple iPod and iPhone, and new hybrid text and video combinations. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books®, Gallery Books™, Touchstone® and Free Press. Simon & Schuster's major children's imprints include Simon Pulse®, Aladdin® and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the CBS Television Network's and Showtime Networks' products as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on general Internet sites as well as those linked to individual titles; its created assets include online videos showcasing Simon & Schuster authors and new releases on YouTube, Facebook, MSN.com, SimonandSchuster.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada and Simon & Schuster Australia and other distributors, as well as the publication of local titles by Simon & Schuster UK and Simon & Schuster Australia.

        In 2010, Simon & Schuster published 154 titles that were New York Times bestsellers, including 14 New York Times #1 bestsellers. Best-selling titles in 2010 include BROKE by Glenn Beck, WOMEN FOOD AND GOD by Geneen Roth, SPOKEN FROM THE HEART by Laura Bush and FULL DARK, NO STARS by Stephen King. Bestselling children's titles from Simon & Schuster include CLOCKWORK ANGEL by Cassandra Clare, DORK DIARIES 2 by Rachel Renee Russell and CRESCENDO by Becca Fitzpatrick. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

        The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases represent a significant portion of Simon & Schuster's sales throughout the year. Simon & Schuster's top 10 accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. In 2010, the sale of digital content represented 8.0% of Simon & Schuster's revenues. The Company expects that electronic books will represent an increasing portion of Simon & Schuster revenues in the coming years.

        Publishing Competition.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends. Mass merchandisers and on-line retailers are significant factors in the industry contributing to the general trend toward consolidation in the retail channel. The growth of the electronic book market has impacted print book retailers and wholesalers and could result in a reduction of these channels for the sales and marketing of the Company's books. In addition, unfavorable economic conditions and competition may adversely affect book retailers' operations, including distribution of the Company's books. The Company must compete with other larger publishers such as Random House, Penguin Group and Harper Collins for the rights to works by authors. Competition is particularly strong for well-known authors and public personalities. In addition, technological changes have made it increasingly possible for authors to self-publish and have led to the development of new digital distribution models in which the Company's books must compete with the availability of both a larger volume of books as well as non-book content. In recent years, the Company has had to contend with price pressure on new releases, for both printed and electronic formats, as a result of price competition among book retailers. In 2010, Simon & Schuster began to enter into agency arrangements with book retailers and wholesalers in the U.S. and the U.K. under which Simon & Schuster sells its electronic books directly to the consumer and sets the consumer price. The Company still faces price competition from retailers and from competing publishers that sell directly to consumers.

        Local Broadcasting (20%, 18% and 21% of the Company's consolidated revenues in each of 2010, 2009 and 2008, respectively)

        The Local Broadcasting segment is composed of CBS Television Stations, the Company's 29 owned broadcast television stations, and CBS Radio, through which the Company owns and operates 130 radio stations in 28 U.S. markets and related online properties. In 2010, the Company launched new local Web sites in New York, Los Angeles, San Francisco and Philadelphia, among others, which combine television and radio local media brands online to provide the latest news, traffic, weather, and sports information as well as local discounts, directories and reviews to serve the local community.

        CBS Television Stations.    The Company owns 29 broadcast television stations through its CBS Television Stations group, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. The Company's television stations are located in the 8 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area ("DMA") in 9 major markets. These multiple station markets are: Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #7), Detroit (market #11), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #24). This group of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming. The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. Substantially all of the Company's television stations operate Web sites, many of which are combined with the Web sites of the Company's radio stations in co-located markets, which promote the stations' programming, and provide news, information and entertainment, as well as other services. These Web sites principally derive revenues from the sale of advertising.

 Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of February 21, 2011.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WCBS-TV New York, NY	1	UHF	CBS
KCAL-TV Los Angeles, CA	2	VHF	Independent
KCBS-TV Los Angeles, CA	2	UHF	CBS
WBBM-TV Chicago, IL	3	VHF	CBS
KYW-TV Philadelphia, PA	4	UHF	CBS
WPSG-TV Philadelphia, PA	4	UHF	The CW
KTVT-TV Dallas-Fort Worth, TX	5	UHF	CBS
KTXA-TV Dallas-Fort Worth, TX	5	UHF	Independent
KPIX-TV San Francisco-Oakland-San Jose, CA	6	UHF	CBS
KBCW-TV San Francisco-Oakland-San Jose, CA	6	UHF	The CW
WBZ-TV Boston, MA	7	UHF	CBS
WSBK-TV Boston, MA	7	UHF	Independent
WUPA-TV Atlanta, GA	8	UHF	The CW
WKBD-TV Detroit, MI	11	UHF	The CW
WWJ-TV Detroit, MI	11	UHF	CBS
KSTW-TV Seattle-Tacoma, WA	13	VHF	The CW
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	14	UHF	The CW

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WCCO-TV Minneapolis-St. Paul, MN	15	UHF	CBS
Satellites:
KCCO-TV(3) Alexandria, MN		VHF	CBS
KCCW-TV(4) Walker, MN		VHF	CBS
WFOR-TV Miami-Ft. Lauderdale, FL	16	UHF	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	16	UHF	MyNetworkTV
KCNC-TV Denver, CO	17	UHF	CBS
KOVR-TV Sacramento-Stockton-Modesto, CA	20	UHF	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	20	UHF	The CW
KDKA-TV Pittsburgh, PA	24	UHF	CBS
WPCW-TV Pittsburgh, PA	24	VHF	The CW
WJZ-TV Baltimore, MD	26	VHF	CBS
WBXI-CA(5) Indianapolis, IN	27	UHF	Tr3s

(1)
Metropolitan Area Served is Nielsen Media Research's DMA.
(2)
Market Rankings based on Nielsen Media Research Local Market Universe Estimate, September 2010.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.

        CBS Radio.    The Company's radio broadcasting business operates through CBS Radio, one of the largest operators of radio stations in the U.S. CBS Radio owns and operates 130 radio stations serving 28 U.S. markets as of February 21, 2011. Virtually all of the Company's owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 75% in the 25 largest U.S. radio markets. The Company's strategy generally is to operate radio stations in the largest markets and take advantage of the Company's ability to sell advertising across multiple markets and formats. The Company believes that it is favorably impacted by offering radio, television and outdoor advertising platforms in large markets. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table below includes information with respect to the Company's radio stations in the top 25 U.S. radio markets.

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

        The majority of CBS Radio's revenues are generated from the sale of local and national advertising. The major categories of radio advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, movies and entertainment. CBS Radio is able to use the reach, diversity and branding of its radio stations to create unique division-wide marketing and promotional initiatives for major national advertisers of products and services. The success and reputation of CBS Radio and its stations allow the Company to attract the participation of major artists in these national campaigns. Advertising expenditures by local advertisers fluctuate, which has an effect on CBS Radio's revenues.

        Substantially all of the Company's radio stations operate Web sites, many of which are combined with the Web sites of the Company's television stations in co-located markets, which promote the stations' programming, and provide news, information and entertainment, as well as other services. Also, CBS Radio operates music radio station Web sites and Radio.com, which streams the broadcast of CBS Radio stations and powers custom channels for AOL Radio and Yahoo! Launchcast Radio. CBS Radio also operates Last.fm, a music discovery and social networking site, mp3.com, and TheStreetDate.com. These Web sites principally derive revenues from the sale of advertising. CBS Radio is one of the most listened to online radio providers according to Ando Media's monthly Top 20 Ranker for December 2010.

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

        CBS Radio.    The Company's radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as Clear Channel Communications, Citadel Broadcasting, Cumulus Media Inc., Emmis Communications, Entercom Communications Corporation and Radio One. The Company's radio stations, including its Internet and streaming activities, also compete with other media, such as broadcast, cable and DBS television, other radio stations, newspapers, magazines, direct mail, the Internet, including Internet radio services such as Pandora, Live 365 and Rhapsody. The radio industry is also subject to competition from Sirius XM Radio Inc., which provides digital audio services to subscribers.

        The Company's television and radio stations face increasing competition from newer technologies, including audio and visual programming delivered via the Internet, which create new ways for individuals to watch programming and listen to music and other content of their choosing while avoiding traditional commercial advertisements. Also, an increasingly broad adoption by consumers of portable digital devices could affect the ability of the Company's television and radio stations to attract audiences and advertisers.

        Most of the Company's owned radio stations implement digital broadcasting. The Company believes that digital transmissions will provide listeners with improved sound quality and new programming channels and should facilitate the convergence of radio with other digital media. It is too early to predict the full effect that the implementation of digital broadcasts will have on the Company's radio businesses or on competition generally.

        Aggregate total revenues for the Company's radio stations for 2010 were ranked #1 in four of the top five U.S. markets by metro area population (New York, Chicago, San Francisco, and Dallas-Fort Worth), according to the 2010 Market Total Revenues Performance Summary of Miller, Kaplan, Arase & Co., LLP.

 Radio Stations, Television Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations, television stations and outdoor advertising displays as of February 21, 2011 in the top 25 U.S. radio markets:

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
New York, NY	WCBS	FM	Classic Hits	WCBS-TV	UHF	CBS	Billboards,
	WCBS	AM	News				Subway/Rail, Bus,
#1—Radio	WFAN	AM	Sports				Street Furniture,
#1—Television	WINS	AM	News				Malls, Digital
	WWFS	FM	Adult Contemporary				In-Store Networks
	WXRK	FM	Contemporary Hit Radio
Los Angeles, CA	KCBS	FM	Adult Hits	KCAL-TV	VHF	Independent	Billboards,
	KFWB(2)	AM	News/Talk	KCBS-TV	UHF	CBS	Subway/Rail, Bus,
#2—Radio	KAMP	FM	Contemporary Hit Radio				Street Furniture,
#2—Television	KNX	AM	News				Malls, Digital
	KROQ	FM	Alternative Rock				In-Store Networks
	KRTH	FM	Classic Hits
	KTWV	FM	Adult Contemporary
Chicago, IL	WBBM	FM	Contemporary Hit Radio	WBBM-TV	VHF	CBS	Billboards, Malls,
	WBBM	AM	News				Digital In-Store
#3—Radio	WCFS	FM	Adult Contemporary				Networks
#3—Television	WJMK	FM	Adult Hits
	WSCR	AM	Sports
	WUSN	FM	Country
	WXRT	FM	Adult Album Alternative
San Francisco, CA	KCBS	AM	News	KPIX-TV	UHF	CBS	Billboards,
	KMVQ	FM	Contemporary Hit Radio	KBCW-TV	UHF	The CW	Subway/Rail, Bus,
#4—Radio	KITS	FM	Alternative Rock				Street Furniture,
#6—Television	KLLC	FM	Hot Adult Contemporary				Malls, Digital
	KFRC	AM	Oldies				In-Store Networks
	KFRC	FM	News
Dallas-Fort Worth, TX	KLUV	FM	Classic Hits	KTVT-TV	UHF	CBS	Billboards, Street
	KMVK	FM	Spanish	KTXA-TV	UHF	Independent	Furniture, Malls,
#5—Radio	KJKK	FM	Adult Hits				Digital In-Store
#5—Television	KRLD	AM	News/Talk				Networks
	KRLD	FM	Sports
	KVIL	FM	Adult Contemporary
Houston, TX	KKHH	FM	Contemporary Hit Radio				Billboards, Malls,
	KIKK	AM	News/Talk				Digital In-Store
#6—Radio	KILT	FM	Country				Networks
	KILT	AM	Sports
	KLOL	FM	Spanish
	KHMX	FM	Hot Adult Contemporary
Atlanta, GA	WAOK	AM	News/Talk	WUPA-TV	UHF	The CW	Billboards,
	WVEE	FM	Urban				Subway/Rail, Bus,
#7—Radio	WZGC	FM	Adult Album Alternative				Street Furniture,
#8—Television							Malls, Digital In-Store Networks
Philadelphia, PA	KYW	AM	News	KYW-TV	UHF	CBS	Billboards,
	WIP	AM	Sports	WPSG-TV	UHF	The CW	Subway/Rail,
#8—Radio	WOGL	FM	Classic Hits				Street Furniture,
#4—Television	WPHT	AM	News/Talk				Malls, Digital
	WYSP	FM	Classic Rock				In-Store Networks
Washington, D.C.	WIAD	FM	Adult Contemporary				Billboards,
	WLZL	FM	Spanish				Subway/Rail, Bus,
#9—Radio	WJFK	FM	Sports				Malls, Digital
	WPGC	FM	Urban				In-Store Networks
	WHFS	AM	News/Talk

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Boston, MA	WBZ	FM	Sports	WBZ-TV	UHF	CBS	Billboards, Malls,
	WBMX	FM	Hot Adult Contemporary	WSBK-TV	UHF	Independent	Digital In-Store
#10—Radio	WBZ	AM	News				Networks
#7—Television	WODS	FM	Classic Hits
	WZLX	FM	Classic Rock
Detroit, MI	WXYT	FM	Sports	WKBD-TV	UHF	The CW	Billboards, Bus
	WOMC	FM	Classic Hits	WWJ-TV	UHF	CBS	Malls, Digital
#11—Radio	WDZH	FM	Contemporary Hit Radio				In-Store Networks
#11—Television	WWJ	AM	News
	WXYT	AM	Sports
	WYCD	FM	Country
Miami-Ft. Lauderdale, FL				WFOR-TV	UHF	CBS	Billboards, Malls,
				WBFS-TV	UHF	MyNetworkTV	Subway/Rail, Bus,
#12—Radio							Street Furniture,
#16—Television							Digital In-Store Networks
Seattle-Tacoma, WA	KMPS	FM	Country	KSTW-TV	VHF	The CW	Billboards, Malls,
	KPTK	AM	News/Talk				Digital In-Store
#13—Radio	KJAQ	FM	Classic Hits				Networks
#13—Television	KZOK	FM	Classic Rock
Puerto Rico							Billboards
#14—Radio
Phoenix, AZ	KOOL	FM	Classic Hits				Billboards,
	KZON	FM	Rhythmic Contemporary Hit Radio				Subway/Rail,
#15—Radio	KMLE	FM	Country				Street Furniture,
Malls, Digital In-Store Networks
Minneapolis, MN	WCCO	AM	News/Talk	WCCO-TV	UHF	CBS	Billboards,
	WLTE	FM	Adult Contemporary	KCCO-TV	VHF	CBS	Street Furniture,
#16—Radio	KZJK	FM	Adult Hits	KCCW-TV	VHF	CBS	Malls, Digital
#15—Television							In-Store Networks
San Diego, CA	KSCF	FM	Hot Adult Contemporary				Billboards, Street
	KYXY	FM	Adult Contemporary				Furniture, Malls,
#17—Radio							Digital In-Store Networks
Nassau-Suffolk, NY(3)							Billboards,
#18—Radio							Subway/Rail, Bus, Digital In-Store
Networks
Denver, CO				KCNC-TV	UHF	CBS	Billboards, Street
#19—Radio							Furniture, Malls, Digital
#17—Television							In-Store Networks
Tampa-St. Petersburg, FL	WLLD	FM	Rhythmic Contemporary Hit Radio	WTOG-TV	UHF	The CW	Billboards, Malls,
	WQYK	FM	Country				Digital In-Store
#20—Radio	WQYK	AM	Sports				Networks
#14—Television	WYUU	FM	Spanish
	WRBQ	FM	Classic Hits
	WSJT	FM	Hot Adult Contemporary
St. Louis, MO	KEZK	FM	Adult Contemporary				Billboards, Malls,
	KMOX	AM	News/Talk				Digital In-Store
#21—Radio	KYKY	FM	Hot Adult Contemporary				Networks
Baltimore, MD	WJZ	AM	Sports	WJZ-TV	VHF	CBS	Billboards,
	WJZ	FM	Sports				Subway/Rail,
#22—Radio	WLIF	FM	Adult Contemporary				Street Furniture,
#26—Television	WWMX	FM	Hot Adult Contemporary				Malls, Digital
In-Store Networks

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Portland, OR							Billboards, Malls,
Digital In-Store Networks
#23—Radio
Charlotte, NC	WSOC	FM	Country				Malls,
	WKQC	FM	Adult Contemporary				Digital In-Store
#24—Radio	WFNZ	AM	Sports				Networks
	WNKS	FM	Contemporary Hit Radio
	WPEG	FM	Urban
	WBAV	FM	Urban Adult
	WBCN	AM	News/Talk
Pittsburgh, PA	KDKA	AM	News/Talk	KDKA-TV	UHF	CBS	Billboards, Malls,
	KDKA	FM	Sports	WPCW-TV	VHF	The CW	Digital In-Store
#25—Radio	WDSY	FM	Country				Networks
#24—Television	WBZZ	FM	Hot Adult Contemporary

(1)
Radio market rank based on Fall 2010 Radio Market Ranking as provided by Arbitron Inc. Television market rank based on Nielsen Media Research Local Market Universe Estimate, September 2010.

(2)
The FCC granted an application permitting the Company to assign KFWB-AM to a divestiture trust. Subsequently, a petition for reconsideration of this grant was filed with the FCC. The petition remains pending and closing of this assignment has been delayed. Upon closing, the Company will beneficially own but will not operate KFWB-AM. (See "CBS Business Segments—Regulation—Broadcasting—Ownership Regulation—Radio-Television Cross-Ownership Rule").

(3)
Sub-market of New York City. The Company's New York City radio and television stations serve Nassau-Suffolk.

        Outdoor (13%, 13% and 16% of the Company's consolidated revenues in 2010, 2009 and 2008, respectively)

        The Company sells, through its Outdoor businesses, advertising space on various media, including billboards, transit shelters, buses, rail systems (in-car, station platform and terminal), mall kiosks and stadium signage and in retail stores. It has outdoor advertising operations in more than 100 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 19 of the 20 largest metropolitan markets in Canada and all 45 of the largest metropolitan markets in Mexico. Additionally, Outdoor has the exclusive rights to manage advertising space on approximately 90% of the total bus fleet in the U.K. and has a variety of outdoor advertising displays in the Netherlands, France, Italy, Puerto Rico, the Republic of Ireland, Spain, Argentina, Brazil, Uruguay, Chile and China. The Company operates its Outdoor businesses through CBS Outdoor in the U.S., Canada, South America and Europe, CBS Outernet® in the U.S. and Vendor® in Mexico. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

        The substantial majority of Outdoor's revenues is generated from the sale of local, regional and national advertising. Advertising rates are based on supply and demand for the particular locations, which are influenced by a particular display's exposure known as "impressions" delivered in relation to the demographics of the particular market and its location within that market. Until recently, these impressions were not measured by independent third parties. Commencing in January 2011, impressions for all fixed display such as billboards, street furniture and transit station signs are measured through the new "Eyes On" technology administered by the Traffic Audit Bureau, an independent agency formed by a number of major outdoor advertising vendors, advertising agencies and advertisers. The major categories of out-of-home advertisers include: entertainment, media, automotive, beverage, financial, real estate, retail, healthcare, telecommunications, restaurants, health and beauty aids, hotels and professional services. Out-of-home media industry advertising expenditures by retailers and the entertainment industry fluctuate, which has an effect on Outdoor's revenues.

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

        Street furniture displays, the most common of which are bus shelters, reach both vehicular and pedestrian audiences. Bus shelters are usually constructed, installed and maintained by Outdoor. Most of Outdoor's bus shelter contracts include revenue-sharing arrangements with a municipality or transit authority and often include minimum required payments. Street furniture contracts usually involve a competitive bidding process. Contracts are awarded on the basis of projected revenues to the municipality, including minimum payments, and Outdoor's willingness to construct public facilities, such as bus shelters, public toilets and information kiosks. In both its transit and street furniture negotiations, Outdoor seeks to reduce minimum payment obligations on new agreements and on renewal of existing agreements. There is no assurance that Outdoor will be successful in reducing its minimum payments, entering into new agreements or renewing certain existing agreements and any such agreements may provide a lesser return to the Company.

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

        Outdoor Competition.    The outdoor advertising industry is fragmented, consisting of several large companies involved in outdoor advertising such as Clear Channel Outdoor Holdings, Inc., JCDecaux S.A., Cemusa Inc., Titan Outdoor Holdings, Inc. and Lamar Advertising Company as well as hundreds of smaller regional and local companies operating a limited number of display faces in a single or a few local markets. The Company also competes with other media, including broadcast and cable television, radio, print media, the Internet and direct mail marketers, within their respective markets. In addition, it competes with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach a broad segment in a specific market or to target a particular geographic area or population with a particular demographic within that market. The Company keeps apprised of the evolution of new technologies in the industry. As new technologies such as digital billboards prove desirable to Outdoor's customers and deliver appropriate returns on investment, the Company's costs could increase.

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

        Unauthorized Distribution of Copyrighted Content and Piracy.    Unauthorized distribution, reproduction or display of copyrighted material over the Internet and through physical devices without regard to content owners' copyright rights in television programming, motion pictures, clips and books, such as through pirated DVDs, user-generated content, streaming, Internet downloads, file "sharing" and peer-to-peer services, is a threat to copyright owners' ability to protect and exploit their property. The Company is engaged in enforcement and other activities to protect its intellectual property and has participated in various litigations and public relations programs and legislative activity. In addition to these efforts, the Company continues to enter into and explore possibilities for commercial arrangements with various online providers to further protect and exploit its content.

        Copyright Law and Content.    In the U.S., the copyright term for authored works is the life of the author plus 70 years. For works made for hire, the copyright term is the shorter of 95 years from the first publication or 120 years from creation.

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

        Indecency and Profanity Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC's indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC's maximum forfeiture penalty for broadcasting indecent or profane programming is $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. The Company is and has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material. (See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition—Legal Matters—Indecency Regulation" on page II-35).

        License Renewals.    Radio and television broadcast licenses are typically granted for standard terms of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC's rules and regulations that, taken together, constitute a pattern of abuse. The Company has a number of pending renewal applications, nine of which have been opposed by third parties (there are two opposed renewal applications for Radio and seven opposed renewal applications for Television Stations).

        License Assignments.    The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. Third parties may oppose the Company's applications to transfer or acquire additional broadcast licenses.

        Ownership Regulation.    The Communications Act and FCC rules and regulations limit the ability of individuals and entities to have an official position or ownership interest, known as an "attributable" interest, above specific levels in broadcast stations as well as in other specified mass media entities. In seeking FCC approval for the acquisition of a broadcast radio or television station license, the acquiring person or entity must demonstrate that the acquisition complies with the FCC's ownership rules or that a waiver of the rules is in the public interest. In December 2007, the FCC concluded a proceeding which examined whether to modify its various ownership rules, but with the exception of the newspaper-broadcast cross-ownership rule, the FCC declined to do so. The FCC's action was appealed to the United States Court of Appeals for the Third Circuit by the Company and other interested parties. Oral argument in this case took place in February 2011.

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

            Television National Audience Reach Limitation.    Under the FCC's national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. The Company currently owns and operates television stations that reach approximately 38% of all U.S. television households but for purposes of the national ownership limitation, the Company's reach is less than this amount applying the UHF discount in accordance with the FCC's methodology.

            Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market. The Company owns a combination of radio and television stations in the Los Angeles market in excess of the limit. The FCC granted an application permitting the Company to assign radio station KFWB-AM in Los Angeles to a divestiture trust, the closing of which would bring the Company into compliance with the rule. A petition for reconsideration of this grant has been filed with the FCC, which remains pending, and the closing of this assignment has been delayed.

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

        Cable and Satellite Carriage of Television Broadcast Stations.    The 1992 Cable Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, a television station must elect, with respect to cable systems within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage and secures instead the right to negotiate consideration in return for consenting to carriage. The Company has elected the retransmission consent option in substantially all cases for the period beginning January 1, 2009, and, since 2006, has implemented a systematic process of seeking monetary consideration for its retransmission consent.

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

        The Company's wholly owned program services are not currently subject to the program access rules. The Company's flexibility to negotiate the most favorable terms available for carriage of these services and its ability to offer cable operators exclusive programming could be adversely affected if it were to become subject to the program access rules. Because the Company and Viacom Inc. are under common control by NAI, Viacom Inc.'s businesses could be attributable to the Company for purposes of the FCC's program access rules. (See Item 1A. "Risk Factors—The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes").

        Digital Radio.    For a number of years, the FCC has been developing rules that would permit existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters, including multicasting opportunities. The FCC has authorized AM and FM radio stations to broadcast digital signals using excess spectrum within the same allotted bandwidth used for analog transmissions. In 2010, the FCC increased the maximum allowable power for digital broadcasts, which will improve the robustness and geographic coverage of digital transmissions. As of February 1, 2011, 107 of the Company's radio stations had commenced digital broadcasts.

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

        Certain products, services and types of displays are or may be targeted by federal, state and local laws and regulations. For example, out-of-court settlements between the major U.S. tobacco companies, the U.S. government, and all 50 states as well as regulations promulgated by the U.S. Food and Drug Administration agency provide for a ban on the outdoor advertising of tobacco products. In addition, state and local governments continue to initiate proposals designed to limit outdoor advertising of alcohol. Legislation regulating alcohol-related advertising due to content-related restrictions could cause a reduction in Outdoor's direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

INTELLECTUAL PROPERTY

        The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company's practice to protect its products, including its television, radio and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CNET®, CBS Radio®, Showtime®, The Movie Channel®, Flix®, CBS Outdoor®, CBS Films®, CBS Outernet®, CBS Audience Network™, BNET®, CHOW™, TV.com™, Last.fm®, CSI:®, NCIS™, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS College Sports Network®, CBS Interactive™ and all the call letters for the Company's television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

        At December 31, 2010, the Company employed approximately 25,380 people including full-time and part-time salaried employees.

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

The Company's Success Is Dependent Upon Audience Acceptance of Its Content, Including Its Television and Radio Programs and Motion Pictures, Which Is Difficult to Predict

        Television, radio and motion picture content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program or motion picture, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a television or radio program or motion picture also depends upon the quality and acceptance of other competing programs and motion pictures released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of new ratings technologies and measurements could have an impact on the Company's program ratings. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company's radio or television stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company's cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. The theatrical success of a motion picture, based in large part upon audience acceptance, is a significant factor in determining the revenues it is likely to generate in home entertainment sales, licensing fees and other exploitation during the various other distribution windows. Consequently, low public acceptance of the Company's content, including its television and radio programs, motion pictures and publications, will have an adverse effect on the Company's results of operations.

Failure by the Company to Obtain, Create and Retain the Rights in Popular Programming Could Adversely Affect the Company's Revenues

        Operating results from the Company's programming (including motion pictures) businesses fluctuate primarily with the acceptance of such programming by the public, which is difficult to predict. The Company's revenue from its television, radio, cable networks and motion picture business is therefore partially dependent on the Company's continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company's revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network's most widely viewed broadcasts, including the NCAA's Men's Final Four, golf's Masters Tournament and PGA Championship, and NFL games, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs, such as sports events from third parties. CBS Films competes for compelling source material for and the talent necessary to produce motion pictures. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company's failure to obtain or retain rights to popular content could adversely affect the Company's revenues.

Any Decrease in Popularity of the Programming for Which the Company Has Incurred Significant Commitments Could Have an Adverse Effect on Its Profitability

        Programming and talent commitments of the Company, estimated to aggregate approximately $7.99 billion as of December 31, 2010, primarily included $3.92 billion for sports programming rights, $3.29 billion relating to television, radio, film production and licensing and $777.1 million for talent contracts, with $1.33 billion of these amounts payable in and after 2016. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to distribute, could lead to decreased profitability or losses for a significant period of time.

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive

        Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly as are the digital distribution models for books. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company's businesses. Examples of the foregoing include the convergence of television broadcasts and online delivery of programming to televisions, video-on-demand, satellite radio, new video and electronic book formats, user-generated content sites, Internet and mobile distribution of video content via streaming and downloading, and digital outdoor displays. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies that enable users to fast-forward or skip advertisements, such as DVRs and portable digital devices and systems that enable users to store programming, may cause changes in consumer behavior that could affect the attractiveness of the Company's offerings to advertisers and could therefore adversely affect its revenues. Also, the growing uses of user-generated content sites and live and stored video streaming sites, which house unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company's businesses. In addition, further increases in the use of digital devices which allow users to view or listen to content of their own choosing, in their own time and remote locations, while avoiding traditional commercial advertisements or subscription payments, could adversely affect the Company's radio and television broadcasting advertising and subscription revenues. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the Internet to view on television monitors, which could diminish viewership of the Company's programming. Generally, changing consumer behavior may impact the Company's traditional distribution methods, for example, by reducing viewership of its programming (including motion pictures), the demand for DVD product and/or the desire to see motion pictures in theaters, which could have an adverse impact on the Company's revenues and profitability. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect the Company's ability to continue to grow and increase its revenue.

Piracy of the Company's Programming and Other Content, Including Digital and Internet Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

        Piracy of programming (including motion pictures), books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of such programming and other content into digital formats, which facilitate the creation, transmission and sharing of high quality unauthorized copies of the Company's content. Recent technological advances, which facilitate the streaming of programming via the Internet to television screens, may increase piracy. The proliferation of unauthorized copies and piracy of programming has an adverse effect on the Company's businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate and present challenges for enforcement. Failure of legal protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company's enforcement costs.

The Company's Operating Results Are Subject to Seasonal Variations and Other Factors

        The Company's business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people's viewing, reading, attendance and listening habits. Typically, the Company's revenue from advertising increases in the fourth quarter, Simon & Schuster generates a substantial portion of its revenues in the fourth quarter, and CBS Films' revenue from motion pictures is dependent on the timing, mix, number and availability of its pictures. In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

The Company's Businesses Operate in Highly Competitive Industries

        The Company competes with other media companies for high quality content and attractive outdoor advertising space to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various cable, DBS and other platforms. The Company's ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and radio programming, motion pictures and books, as well as well-placed outdoor advertising faces. In addition, the consolidation of advertising agencies, distributors and television service providers has made competition for audiences, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of on-line sales and electronic books sales have resulted in increased competition for limited physical shelf space for the Company's publications and for the attention of consumers on-line. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; motion picture studios; the Internet; terrestrial and satellite radio and portable devices; outdoor advertisers; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. In book publishing, price competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. This competition could result in lower ratings and advertising and subscription and other revenues or increased promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on its business, financial condition or results of operations.

Economic Conditions May Adversely Affect the Company's Businesses and Customers

        The U.S. and other countries where the Company operates have experienced slowdowns and volatilities in their economies. A downturn could lead to lower consumer and business spending for the Company's products and services, particularly if customers, including advertisers, subscribers, licensees, retailers, theater operators and other consumers of the Company's content offerings and services, reduce demands for the Company's products and services. In addition, in unfavorable economic environments, the Company's customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations, including distribution of the Company's content. The Company is unable to predict the duration and severity of weakened economic conditions and such conditions and resultant effects could adversely impact the Company's businesses, operating results, and financial condition.

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

Changes in U.S. Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business

        The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's licenses could have a material adverse effect on the Company's revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company's ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company's advertising revenues. The FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect the Company's advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company's ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. Legislation could be enacted, which could remove over-the-air broadcasters' existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations and could have an adverse impact on the cost of music programming for the Company. In addition, changes in international laws and regulations governing the Internet may have an adverse impact on the Company's international businesses and Internet properties. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

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

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company's Results of Operations

        The CBS Television Network provides its affiliates with up to approximately 98 hours of regularly scheduled programming per week. In return, the CBS Television Network's affiliated stations broadcast network-inserted commercials during that programming. Loss of network affiliation agreements of the CBS Television Network could adversely affect the Company's results of operations by reducing the reach of the Company's programming and therefore its attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect the Company's results of operations. The non-renewal or termination of retransmission agreements with cable, DBS and other distributors or continued distribution on less favorable terms, could also adversely affect the Company's ability to distribute its network programming to a nationwide audience and affect the Company's ability to sell advertising, which could have a material adverse effect on the Company's results of operations. Showtime Networks and the CBS College Sports Network are also dependent upon the maintenance of affiliation agreements with cable, DBS and other distributors, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks' and CBS College Sports Network's program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. In addition, consolidation among cable and DBS distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company's ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all.

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

The Loss of Key Personnel, Including Talent, Could Disrupt the Management or Operations of the Company's Business and Adversely Affect Its Revenues

        The Company's business depends upon the continued efforts, abilities and expertise of its chief executive officer and other key employees and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace, and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company's ability to execute its business strategy. While the Company does not maintain a written succession plan with respect to Chairman of the Board, in accordance with the Company's Corporate Governance Guidelines, the non-management directors of the CBS Board consider annually succession planning for the position of Chairman. Because 79% of the voting shares are controlled by Sumner Redstone there can be no assurance now or in the future that he or the successors to the voting control may not seek to effect succession of the Chairman; however, and in all cases, the Board will elect the next Chairman by a majority vote of the entire Board. Additionally, the Company employs or independently contracts with several entertainment personalities and authors with significant loyal audiences. Entertainment personalities are sometimes significantly responsible for the ranking of a television or radio station and, therefore, the ability of the station to sell advertising, and an author's popularity can be significantly responsible for the success of a particular book. Cable Networks produces programming and CBS Films produces motion pictures with highly regarded directors, actors and other talent who are important to achieving audience endorsement of their content. There can be no assurance that these entertainment personalities, authors and talent will remain with or be drawn to the Company or will retain their current audiences or readership. If the Company fails to retain or attract these entertainment personalities, authors and talent or they lose their current audiences or readership, the Company's revenues could be adversely affected.

Regulation of the Outdoor Advertising Industry Could Materially Adversely Affect the Company's Outdoor Business

        The outdoor advertising industry is subject to extensive governmental regulation and enforcement at the federal, state and local levels in the U.S. and to national, regional and local restrictions in foreign countries. These regulations and enforcement actions can affect the operation and continuance of operations of advertising displays and include restrictions on the construction, repair, upgrading, height, size and location of outdoor advertising structures and, in some instances, the content of advertising copy that can be displayed on these structures. In addition, outdoor advertising is the subject of targeted state and municipal taxes and fees. Such laws may increase the Company's costs and reduce the Company's expansion opportunities or may increase competitive pressure from others. The Company cannot give any assurance that existing or future laws or regulations will not materially and adversely affect its outdoor business.

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

The Company Could Be Adversely Affected by Strikes and Other Union Activity

        The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television, radio, cable networks and motion picture businesses by causing delays in the production of the Company's television or radio programming, motion pictures or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. Depending on their duration, strikes or work stoppages could have an adverse effect on the Company's revenues and operating income.

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

NAI, Through Its Voting Control of the Company, Is in a Position to Control Actions that Require Stockholder Approval

        NAI, through its direct and indirect ownership of the Company's Class A Common Stock, has voting control of the Company. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company's Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company's Board of Directors. In addition, Mr. David R. Andelman is a director of NAI and serves as a director of the Company. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. Other stockholders are unable to affect the outcome of the corporate actions of the Company for so long as NAI retains voting control.

Sales of Additional Shares of Common Stock by NAI Could Adversely Affect the Stock Price

        NAI, through its direct and indirect ownership of the Company's Class A Common Stock, has voting control of the Company. Based on information received from NAI, shares of the Company's voting Class A common stock and non-voting Class B common stock owned by NAI Entertainment Holdings LLC ("NAI EH"), a wholly-owned subsidiary of NAI, are pledged to NAI EH's lenders. NAI holds more than 50% of the Company's voting Class A shares directly and these shares are not pledged. If NAI EH defaults on its obligations and the lenders foreclose on the collateral, the lenders or anyone to whom the lenders transfer the Company's shares could sell such shares or convert those shares of voting Class A Common Stock into shares of non-voting Class B Common Stock and sell such shares, which could adversely affect the Company's share price. Additionally, if the lenders foreclose on the pledged shares of voting Class A Common Stock, NAI will no longer directly or indirectly own those shares and such lenders or other transferees would have voting rights in the Company. In addition, there can be no assurance that NAI or NAI EH at some future time will not sell or pledge additional shares of the Company's stock, which could adversely affect the Company's share price.

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

The Separation Agreement Prohibits the Company from Engaging in Certain Types of Businesses

        Under the terms of the Separation Agreement entered into between the Company and Viacom Inc. in connection with the separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation and new Viacom Inc., which was completed on December 31, 2005 (the "Separation"), the Company may not make acquisitions, enter into agreements or accept or agree to any condition that purports to bind Viacom Inc. or subjects Viacom Inc. to restrictions it is not otherwise subject to by legal order without Viacom Inc.'s consent. These restrictions could limit and affect the activities, strategic business alternatives and business terms available to the Company.

In Connection with the Separation, Each Company Will Rely on the Other Company's Performance Under Various Agreements Between the Companies

        In connection with the Separation, the Company and Viacom Inc. entered into various agreements, including the Separation Agreement, a tax matters agreement dated December 30, 2005, which is filed as an exhibit to this report, effective as of the Separation (the "Tax Matters Agreement") and certain related party arrangements pursuant to which the Company and Viacom Inc. will provide services and products to each other from and after the Separation. The Separation Agreement sets forth the allocation of assets, liabilities, rights and obligations of the Company and Viacom Inc. following the Separation, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the Tax Matters Agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations are assumed by, each of the Company and Viacom Inc. Each company will rely on the other to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by the Company or Viacom Inc. under these agreements are legal or contractual liabilities of the other company. If Viacom Inc. were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, the Company could suffer operational difficulties or significant losses.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, 831,000 square feet of which is office space. The Company occupies approximately 276,000 square feet of the office space and leases the balance to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. Showtime Networks leases approximately 200,000 square feet at 1633 Broadway, New York, New York under a lease which expires in 2026. Simon & Schuster leases approximately 290,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2019. As part of the Company's acquisition of CNET Networks, Inc. in June 2008, the Company acquired CNET's headquarters lease for approximately 280,000 square feet of space at 235 2nd Street, San Francisco, California. This lease runs through 2022. Also, as part of the acquisition of CNET, the Company acquired a lease for approximately 400,000 square feet of space at 28 East 28th Street (also known as 63 Madison Avenue), New York, New York, approximately 114,800 square feet of which is occupied by the Company and the balance subleased to third parties. This lease expires in 2019. The Company and its subsidiaries also own and lease office, studio and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising properties throughout the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3.    Legal Proceedings.

        Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

        Claims Related to Former Businesses: Asbestos.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos containing grades of decorative micarta, a laminate used in commercial ships.

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2010, the Company had pending approximately 52,220 asbestos claims, as compared with approximately 62,360 as of December 31, 2009 and 68,520 as of December 31, 2008. During 2010, the Company received approximately 5,170 new claims and closed or moved to an inactive docket approximately 15,310 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2010 and 2009 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $13.7 million and $17.8 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

        Other.    The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to historical and predecessor operations of the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and product liability claims (other than asbestos) arising from historical operations of the Company and its predecessors.

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

Item 4.    (Removed and Reserved).

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of February 21, 2011.

Name	Age	Title
Sumner M. Redstone	87	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	61	President and Chief Executive Officer and Director
Anthony G. Ambrosio	50	Executive Vice President, Human Resources and Administration
Louis J. Briskman	62	Executive Vice President and General Counsel
Martin D. Franks	60	Executive Vice President, Planning, Policy and Government Affairs
Joseph R. Ianniello	43	Executive Vice President and Chief Financial Officer
Richard M. Jones	45	Senior Vice President and General Tax Counsel
Gil Schwartz	59	Executive Vice President and Chief Communications Officer
Thomas S. Shilen, Jr.	51	Senior Vice President, Controller and Chief Accounting Officer
Angeline C. Straka	65	Senior Vice President, Deputy General Counsel and Secretary

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Shari Redstone, Vice Chair of the Board of Directors of the Company, is the daughter of Sumner M. Redstone.

        Mr. Redstone is the Company's Founder and has been Executive Chairman of the Board of the Company since January 1, 2006. He was Chairman of the Board of Former Viacom from 1987 until January 1, 2006 and served as Chief Executive Officer of Former Viacom from 1996 until January 1, 2006. Mr. Redstone has also served as Chairman of the Board of NAI since 1986 and Chief Executive Officer of NAI since 1967. He served as President of NAI from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. Mr. Redstone has lectured at a variety of universities, including Harvard Law School, Brandeis University, and in 1982 joined the faculty of the Boston University School of Law. Mr. Redstone graduated from Harvard University in 1944 and received a LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the United States Court of Appeals and then as a Special Assistant to the United States Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan's high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty. He is also a recipient of the Army Commendation Award. Mr. Redstone also serves as Executive Chairman of the Board of Directors and Founder of Viacom Inc.

        Mr. Moonves has been President and Chief Executive Officer and a Director of the Company since January 1, 2006. Previously, Mr. Moonves served as Co-President and Co-Chief Operating Officer of Former Viacom since June 2004. Prior to that, Mr. Moonves served as Chairman and Chief Executive Officer of CBS since 2003 and as its President and Chief Executive Officer since 1998. Mr. Moonves joined former CBS Corporation in 1995 as President, CBS Entertainment. Prior to that, Mr. Moonves was President of Warner Bros. Television since July 1993.

        Mr. Ambrosio has been Executive Vice President, Human Resources and Administration of the Company since January 1, 2006. Previously, he served as Co-Executive Vice President, Human Resources of Former Viacom since September 2005 and as Senior Vice President, Human Resources and

Administration of the CBS, Infinity and Viacom Outdoor businesses since 2000. Prior to that, Mr. Ambrosio served as Vice President, Corporate Human Resources of the former CBS Corporation from 1999 to 2000, as Vice President, Benefits of the former CBS Corporation from 1995 to November 1999 and as Director, Personnel of the former CBS Corporation in 1995. He joined the former CBS Corporation in 1985 and held various positions in the human resources area since that time.

        Mr. Briskman has been Executive Vice President and General Counsel of the Company since January 1, 2006. Previously, since September 2005, he served as Executive Vice President and General Counsel of the businesses that comprise the Company since January 1, 2006. Prior to that, Mr. Briskman served as Senior Vice President and General Counsel of Aetna Inc. since April 2004 and as Executive Vice President and General Counsel for CBS Television from 2000 to 2002. From 1993 to 2000, Mr. Briskman served as General Counsel of the former CBS Corporation and its predecessor, Westinghouse Electric Corporation. He joined Westinghouse Electric Corporation in 1975 and became its General Counsel in 1993 after serving as General Counsel of its Group W division beginning in 1983.

        Mr. Franks has been Executive Vice President, Planning, Policy and Government Affairs of the Company since January 1, 2006. Previously, he served as Executive Vice President, CBS Television since 2000 and was also Senior Vice President of Former Viacom from 2000 to 2005. Prior to that, Mr. Franks served as Senior Vice President of the former CBS Corporation from 1997 to 2000, as Senior Vice President, Washington of the former CBS Corporation from 1994 to 1997, and as Vice President, Washington of the former CBS Corporation from 1988 to 1994.

        Mr. Ianniello has been Executive Vice President and Chief Financial Officer since August 2009. Prior to that, Mr. Ianniello served as Deputy Chief Financial Officer of the Company since November 2008, as Senior Vice President, Chief Development Officer and Treasurer of the Company since September 2007, as Senior Vice President, Finance and Treasurer of the Company since January 1, 2006, as Senior Vice President and Treasurer of Former Viacom since July 2005, as Vice President, Corporate Development of Former Viacom from 2000 to 2005.

        Mr. Jones has been Senior Vice President and General Tax Counsel of the Company since January 1, 2006 and for Former Viacom in December 2005. Previously, he served as Vice President of Tax, Assistant Treasurer and Tax Counsel for NBC Universal, Inc. since 2003. Prior to that, he spent 13 years with Ernst & Young in their media & entertainment and transaction advisory services practices. Mr. Jones also served honorably as a non-commissioned officer in the U.S. Army's 75th Ranger Regiment.

        Mr. Schwartz has been Executive Vice President and Chief Communications Officer of the Company since January 1, 2006. Previously, he was Executive Vice President of CBS Communications Group, which served the Company's broadcast and local television, syndication, radio and outdoor operations, among others, from 2004 until January 1, 2006. He was Senior Vice President, Communications of CBS from 2000 to 2004, and Senior Vice President, Communications of the former CBS Corporation from 1996 to 2000. Mr. Schwartz served as Vice President, Corporate Communications of Westinghouse Broadcasting from 1995 to 1996. Prior to that, Mr. Schwartz served as Vice President, Communications for Westinghouse Broadcasting's Group W Television Stations from 1989 to 1995. Mr. Schwartz joined Westinghouse Broadcasting in 1981.

        Mr. Shilen has been Senior Vice President, Controller and Chief Accounting Officer of the Company since March 1, 2010. Previously, he was Senior Vice President and Corporate Controller of Sara Lee Corporation since November 2008. Prior to that, Mr. Shilen served as Senior Vice President, Global Reporting and Deputy Controller for American Express from 2007 to 2008, Chief Administrative Officer and Chief Financial Officer for Citi Home Equity from 2005 to 2007, and as Chief Financial Officer with The Citigroup Private Bank from 2003 to 2005. Prior to that, Mr. Shilen served as Chief Financial Officer or Controller for various divisions of General Electric Company from 1998 to 2003, and prior to that, held various finance positions at PepsiCo, Inc.

        Ms. Straka has been Senior Vice President, Deputy General Counsel and Secretary of the Company since January 1, 2006. Prior to that, Ms. Straka served as Vice President and Associate General Counsel and Co-Head of the Corporate, Transactions and Securities practice group in the corporate law department of Former Viacom. Prior to joining the Former Viacom corporate law department in February 2001, Ms. Straka served as Senior Vice President, General Counsel and Secretary of Infinity Broadcasting Corporation, then a majority-owned public subsidiary of Former Viacom, from May 2000. Ms. Straka was Vice President, Deputy General Counsel and Secretary of the former CBS Corporation and its predecessor, Westinghouse Electric Corporation, since 1992 and up to the time of the May 2000 merger of Former Viacom and the former CBS Corporation.

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

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2010
1st quarter	$14.94	$12.34	$14.95	$12.33
2nd quarter	$16.94	$12.90	$16.98	$12.86
3rd quarter	$16.19	$12.29	$16.23	$12.26
4th quarter	$19.82	$15.94	$19.65	$15.89

2009
1st quarter	$9.16	$3.06	$9.19	$3.06
2nd quarter	$9.14	$3.75	$9.15	$3.65
3rd quarter	$13.17	$5.69	$13.16	$5.65
4th quarter	$14.58	$11.29	$14.56	$11.29

        On February 23, 2011, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock, payable on April 1, 2011. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2010 and 2009, for a total $139.2 million and $135.8 million, respectively. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.

        On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program with respect to its Class A and Class B Common Stock. In connection with the approval of this program, the Company's previous share repurchase programs, which had remaining authorization of $649.4 million, were terminated. During 2010, the Company did not purchase any shares under its publicly announced share repurchase programs.

        As of February 15, 2011, there were approximately 1,899 record holders of CBS Corp. Class A Common Stock and approximately 29,301 record holders of CBS Corp. Class B Common Stock.

        Information required by this item is also contained in the CBS Corp. Proxy Statement for the Company's 2011 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information," which information is incorporated herein by reference.

Performance Graph

        The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index ("S&P 500") and a Peer Group of companies identified below.

        The performance graph assumes $100 invested on December 31, 2005 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2010.

Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2010

December 31,	2005	2006	2007	2008	2009	2010

CBS Corp. Class A Common Stock	$100.00	$125.41	$110.88	$37.04	$65.18	$89.33
CBS Corp. Class B Common Stock	$100.00	$128.02	$115.45	$37.63	$66.53	$91.41
S&P 500	$100.00	$115.79	$122.15	$76.96	$97.32	$111.98
Peer Group (a)	$100.00	$131.92	$117.24	$58.51	$82.21	$92.52

(a)
The Peer Group consists of the following companies: The Walt Disney Company, News Corporation, Time Warner Inc., Cumulus Media Inc. and Clear Channel Outdoor Holdings, Inc.

Item 6.   Selected Financial Data.

CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,
	2010		2009(a)		2008(a)(b)	2007		2006(c)

Revenues		$14,059.8		$13,014.6	$13,950.4		$14,072.9		$14,320.2
Operating income (loss)		$1,816.3		$1,011.4	$(12,158.7)		$2,621.8		$2,606.4
Net earnings (loss) from continuing operations		$724.2		$226.5	$(11,673.4)		$1,230.8		$1,382.9
Net earnings from discontinued operations		$—		$—	$—		$16.2		$277.6
Net earnings (loss)		$724.2		$226.5	$(11,673.4)		$1,247.0		$1,660.5
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$1.07		$.34	$(17.43)		$1.72		$1.81
Net earnings from discontinued operations		$—		$—	$—		$.02		$.36
Net earnings (loss)		$1.07		$.34	$(17.43)		$1.75		$2.17
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$1.04		$.33	$(17.43)		$1.70		$1.79
Net earnings from discontinued operations		$—		$—	$—		$.02		$.36
Net earnings (loss)		$1.04		$.33	$(17.43)		$1.73		$2.15
Dividends per common share	$	..20	$	..20	$1.06	$	..94	$	..74
At Year End:
Total assets:
Continuing operations		$26,065.5		$26,869.7	$26,975.6		$40,322.5		$43,225.6
Discontinued operations		77.1		92.3	105.3		107.7		283.2
Total assets		$26,142.6		$26,962.0	$27,080.9		$40,430.2		$43,508.8
Total debt:
Continuing operations		$6,000.8		$6,996.9	$6,996.1		$7,087.7		$7,042.3
Discontinued operations		20.5		20.5	33.5		43.0		83.0
Total debt		$6,021.3		$7,017.4	$7,029.6		$7,130.7		$7,125.3
Total Stockholders' Equity		$9,820.6		$9,019.4	$8,597.3		$21,472.4		$23,522.5

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

Overview

        In 2010, CBS Corporation's results were driven by the economic recovery and the strength of the Company's content, which led to increases in revenues of 8% to $14.06 billion, operating income of 80% to $1.82 billion and diluted earnings per share of 215% to $1.04. The Company generated net cash flow from operating activities of $1.74 billion which was used, along with cash on hand, to reduce its outstanding debt by $1.40 billion, including a $400.0 million reduction to the accounts receivable securitization program, as well as to fund $284.3 million of capital expenditures and pay $141.7 million of dividends to the Company's shareholders.

        Revenue growth in 2010 was led by increases of 18% at Local Broadcasting, 6% at Entertainment, 9% at Cable Networks and 6% at Outdoor. Total advertising sales for 2010 increased 12% reflecting growth in both local and national advertising sales, primarily driven by the economic recovery and an increase in market share. Advertising revenues also benefited from the telecast of Super Bowl XLIV on the CBS Television Network and higher political advertising sales from the 2010 mid-term elections. Affiliate and subscription fees increased 9% driven by rate increases and growth in subscriptions at the Company's cable networks as well as higher retransmission revenues. Content licensing and distribution revenues decreased 2%, as increases in international syndication sales of television series and the addition of theatrical revenues in 2010, were more than offset by a decline in domestic syndication sales due to the first-cycle syndication sales of five major titles in 2009.

        For 2010, operating income of $1.82 billion and diluted earnings per share of $1.04 both grew at a higher rate than revenues as the revenue growth was primarily driven by high margin advertising and affiliate revenues. Operating income and diluted earnings per share comparisons were also impacted by 2009 pre-tax non-cash impairment charges of $210.0 million ($131.2 million, net of tax) or $.19 per diluted share.

        For 2010, free cash flow of $1.45 billion increased 75% from $827.8 million for 2009 principally reflecting higher operating income partially offset by higher payments for taxes and a discretionary contribution of $167.0 million to pre-fund the Company's qualified pension plans in 2010. The Company generated net cash flow from operating activities of $1.74 billion for 2010 versus $939.4 million for 2009, which included a $150.0 million reduction to amounts outstanding under the Company's accounts receivable securitization program. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by (used for) operating activities before increases and decreases to the accounts receivable securitization program and less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on pages II-12 and II-13 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Corp. operates in the following segments:

ENTERTAINMENT: The Entertainment segment consists of the CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive. Entertainment revenues are generated primarily from advertising sales, content licensing and distribution, and affiliate and subscription fees. Entertainment contributed 53%, 54% and 49% to consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

CABLE NETWORKS: The Cable Networks segment consists of Showtime Networks, CBS College Sports Network and Smithsonian Networks. CBS College Sports Network will be renamed CBS Sports Network in April 2011. Cable Networks revenues are generated primarily from affiliate fees, and content licensing and distribution. Cable Networks contributed 10% to consolidated revenues for each of the years ended December 31, 2010 and 2009 and 9% for the year ended December 31, 2008.

PUBLISHING: The Publishing segment consists of Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Free Press. Publishing contributed 6% to consolidated revenues for each of the years ended December 31, 2010, 2009 and 2008.

LOCAL BROADCASTING: The Local Broadcasting segment consists of CBS Television Stations and CBS Radio, with revenues generated primarily from advertising sales. Local Broadcasting contributed 20%, 18% and 21% to consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

OUTDOOR: The Outdoor segment, principally through CBS Outdoor, displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and in retail stores with revenues generated primarily from advertising sales. Outdoor contributed 13% to consolidated revenues for each of the years ended December 31, 2010 and 2009 and 16% for the year ended December 31, 2008.

Consolidated Results of Operations—2010 vs. 2009 and 2009 vs. 2008

Revenues

        The following tables present the Company's consolidated revenues by type for each of the years ended December 31, 2010, 2009 and 2008.

Revenues by Type Year Ended December 31,	2010	2009	Increase/(Decrease) 2010 vs. 2009		2008	Increase/(Decrease) 2009 vs. 2008

Advertising	$9,152.8	$8,171.4	$981.4	12%	$9,239.9	$(1,068.5)	(12)%
Content licensing and distribution	3,071.5	3,120.4	(48.9)	(2)	3,157.6	(37.2)	(1)
Affiliate and subscription fees	1,597.7	1,462.3	135.4	9	1,289.4	172.9	13
Other	237.8	260.5	(22.7)	(9)	263.5	(3.0)	(1)

Total Revenues	$14,059.8	$13,014.6	$1,045.2	8%	$13,950.4	$(935.8)	(7)%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31,
Percentage of Revenues by Type	2010	2009	2008

Advertising	65%	63%	66%
Content licensing and distribution	22	24	23
Affiliate and subscription fees	11	11	9
Other	2	2	2

Total	100%	100%	100%

        Advertising sales increased 12% to $9.15 billion in 2010 from $8.17 billion in 2009 reflecting a broad recovery in both national and local advertising markets with growth across many key categories including automotive, financial services and retail, as well as higher political advertising from the 2010 mid-term elections. Network advertising revenues increased 12% with growth in primetime and sports, including the 2010 telecast of Super Bowl XLIV on the CBS Television Network. Local advertising sales increased 12% with growth from CBS Television Stations, CBS Radio and CBS Outdoor. CBS Interactive display advertising revenues increased 19%. In 2009, advertising sales decreased 12% to $8.17 billion in 2009 from $9.24 billion in 2008 primarily reflecting softness in the local advertising marketplace resulting from the weak economic environment with declines in spending across many categories, including automotive, healthcare and retail, as well as lower political advertising sales. The decline in advertising revenues in 2009 also reflected the unfavorable impact of foreign exchange rate changes, partially offset by the impact of the acquisition of CNET Networks, Inc. ("CNET") in June 2008. For 2009, Network advertising sales decreased 2% and local advertising sales decreased 20%.

        Content licensing and distribution revenues are principally comprised of fees from the licensing of internally produced programming to television, theaters and digital mediums, as well as for home entertainment sales; fees from the distribution of third party programming; and revenues from the publishing and distribution of consumer books. Content licensing and distribution revenues decreased 2% to $3.07 billion in 2010 from $3.12 billion in 2009 principally reflecting lower domestic syndication sales driven by the timing of availabilities, as 2010 included the second-cycle syndication sale of CSI: Crime Scene Investigation as compared to 2009 which included revenues from the first-cycle availabilities of five major titles, Medium, Criminal Minds, Ghost Whisperer, Everybody Hates Chris and Numb3rs. This decrease was partially offset by higher international syndication sales of television programming and the addition of theatrical revenues in 2010. In 2009, content licensing and distribution revenues decreased 1% to $3.12 billion from $3.16 billion in 2008 principally reflecting 7% lower publishing revenues due to the soft retail market and the unfavorable impact of foreign exchange rate changes, as well as 16% lower home entertainment revenues. Syndication revenues increased in 2009 reflecting the five previously mentioned major domestic syndication availabilities, partially offset by the 2008 domestic syndication sale of CSI: NY and the timing of international syndication sales.

        Affiliate and subscription fees are principally comprised of revenues received from cable television operators, direct broadcast satellite ("DBS") operators, telephone companies ("Telcos") and other distributors for the carriage of the Company's cable networks, as well as for retransmission consent for the CBS Television Network and the Company's owned and operated television stations; fees received from non-CBS owned television stations affiliated with the CBS Television Network; and subscriber fees for online content. For 2010, affiliate and subscription fees increased 9% to $1.60 billion from $1.46 billion in 2009 and for 2009, affiliate and subscription fees increased 13% from $1.29 billion in 2008 principally reflecting growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network, and higher retransmission revenues. For 2009, the increase was also due to the impact of the acquisition of CNET in June 2008.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Other revenues, which include ancillary fees for Entertainment, Cable Networks, Local Broadcasting and Outdoor operations, decreased 9% to $237.8 million in 2010 from $260.5 million in 2009 principally reflecting lower ancillary digital revenues. For 2009, other revenues decreased 1% to $260.5 million in 2009 from $263.5 million in 2008 primarily reflecting the absence of 2008 revenues associated with the Company's former agreements with Westwood One, Inc., which were concluded during the first quarter of 2008, partially offset by the impact of the acquisition of CNET in June 2008.

International Revenues

        The Company generated approximately 15% of its total revenues from international regions in 2010, 14% in 2009 and 16% in 2008.

Year Ended December 31,	2010	% of International	2009	% of International	2008	% of International

United Kingdom	$458.9	22%	$430.8	23%	$584.3	26%
Other Europe	757.6	37	715.4	38	903.5	40
Canada	383.6	18	309.8	17	350.6	16
All other	475.8	23	404.6	22	407.7	18

Total International Revenues	$2,075.9	100%	$1,860.6	100%	$2,246.1	100%

Operating Expenses

        The table below presents the Company's consolidated operating expenses by type for each of the years ended December 31, 2010, 2009 and 2008.

Operating Expenses by Type Year Ended December 31,	2010	2009	Increase/(Decrease) 2010 vs. 2009		2008	Increase/(Decrease) 2009 vs. 2008

Programming	$3,509.7	$3,336.2	$173.5	5%	$3,291.3	$44.9	1%
Production	2,061.2	2,061.8	(.6)	—	2,033.6	28.2	1
Billboard, transit and other occupancy	1,028.7	1,019.4	9.3	1	1,084.3	(64.9)	(6)
Participation, distribution and royalty	693.1	597.0	96.1	16	505.0	92.0	18
Other	1,692.6	1,685.3	7.3	—	1,736.5	(51.2)	(3)

Total Operating Expenses	$8,985.3	$8,699.7	$285.6	3%	$8,650.7	$49.0	1%

        Programming expenses represented 39% of total operating expenses in 2010 and 38% in 2009 and 2008, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations. Programming expenses increased 5% to $3.51 billion in 2010 from $3.34 billion in 2009 reflecting higher sports programming costs, principally associated with the 2010 telecast of Super Bowl XLIV and the 2010 NCAA Division I Men's Basketball Championship on the CBS Television Network, partially offset by lower acquired television series costs. For 2009, programming expenses increased 1% to $3.34 billion from $3.29 billion in 2008 reflecting higher television series costs, principally from the impact of the Writers Guild of America ("WGA") strike which reduced programming costs for the 2007/2008 broadcast season, partially offset by lower costs from more internally produced series airing on the CBS Television Network for the 2009/2010 broadcast season.

        Production expenses represented 23% of total operating expenses in 2010 and 24% in 2009 and 2008, and reflect the direct costs of internally developed television and theatrical film content, as well as television and radio costs, including on-air talent and other production costs. Production expenses of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$2.06 billion for 2010 remained relatively flat compared to 2009 reflecting lower costs associated with lower domestic syndication sales, offset by increased investment in new television series and theatrical films. For 2009, production expenses increased 1% to $2.06 billion from $2.03 billion in 2008 reflecting additional investment in new television series partially offset by lower radio talent costs and lower costs associated with the mix of syndication sales.

        Billboard, transit and other occupancy expenses represented 11% of total operating expenses in 2010, 12% in 2009 and 13% in 2008, and reflect lease and franchise costs associated with billboards, transit and other outdoor displays, rent expense on production facilities, and other occupancy costs. Billboard, transit and other occupancy expenses increased 1% to $1.03 billion in 2010 from $1.02 billion in 2009 primarily driven by higher franchise expenses reflecting costs for new Outdoor transit contracts, partially offset by reductions attributable to lost contracts and cost-savings initiatives. This increase was partially offset by lower billboard lease costs, as well as lower maintenance and display site costs principally due to cost-savings initiatives. For 2009, billboard, transit and other occupancy expenses decreased 6% to $1.02 billion from $1.08 billion in 2008 primarily due to the impact of foreign exchange rate changes and lower billboard lease costs in Europe.

        Participation, distribution and royalty costs, which represented 8% of total operating expenses in 2010, 7% in 2009 and 6% in 2008, primarily include participation and residual expenses for television programming, royalty costs for Publishing content and other distribution expenses incurred with respect to television and feature film content, including print and advertising. Participation, distribution and royalty costs increased 16% to $693.1 million in 2010 from $597.0 million in 2009 primarily reflecting higher advertising expense for theatrical films. For 2009, participation, distribution and royalty costs increased 18% from $505.0 million in 2008 principally reflecting higher participations associated with higher syndication sales, higher publishing royalty expenses and higher advertising for theatrical films.

        Other operating expenses, which represented 19% of total operating expenses in 2010 and 2009, and 20% in 2008, primarily include compensation costs, costs associated with book sales, including printing and warehousing, and costs associated with the production and hosting of internet sites. For 2010, other operating expenses remained relatively flat at $1.69 billion. For 2009, other operating expenses decreased 3% to $1.69 billion from $1.74 billion in 2008 primarily reflecting lower Publishing operations costs, including lower production costs driven by the decrease in revenues and lower freight and delivery costs, as well as lower employee-related costs due to restructuring and cost-savings initiatives, partially offset by increased costs associated with digital media, including the impact of the acquisition of CNET in June 2008.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, represented 19% of revenues for each of the years 2010, 2009 and 2008. SG&A expenses increased $126.9 million, or 5%, to $2.62 billion in 2010 from $2.49 billion in 2009 principally reflecting higher selling expenses and incentive compensation driven by the improved operating results, higher advertising expense, a settlement of $28.0 million in 2009 relating to a previously disposed business, and 2009 gains of $40.3 million from the sale and exchange of certain long-lived assets, partially offset by a settlement of $90.2 million in 2010 related to the favorable resolutions of certain disputes regarding previously disposed businesses and lower pension and postretirement benefit costs. In 2010, pension and postretirement benefits expenses decreased $50.6 million from 2009 primarily due to the favorable performance of pension plan assets in 2009.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        For 2009, SG&A expenses decreased $120.3 million, or 5%, to $2.49 billion from $2.61 billion in 2008, primarily due to lower employee-related costs resulting from restructuring and cost-savings initiatives implemented across the Company's segments, lower selling expenses driven by the revenue decline, lower advertising expenses, the favorable impact from the termination of a real estate lease arrangement and gains on the sale and exchange of certain long-lived assets. These decreases were partially offset by increased pension costs and the impact of the acquisition of CNET. In 2009, pension and postretirement benefits expenses increased $91.0 million from 2008 due to the unfavorable performance of pension plan assets in 2008.

Restructuring Charges

        During the year ended December 31, 2010, the Company recorded restructuring charges of $80.6 million, reflecting $65.9 million of severance costs associated with the elimination of positions and $15.6 million of contract termination and other associated costs, partially offset by the reversal of $.9 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2009, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of December 31, 2010, the cumulative amount paid since the restructuring activities began in 2008 was $182.7 million, of which $166.8 million was for severance costs and $15.9 million was related to contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011.

	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at December 31, 2010

Entertainment	$2.2	$22.8	$(13.7)	$11.3
Cable Networks	.1	3.1	(1.4)	1.8
Publishing	2.4	3.7	(3.9)	2.2
Local Broadcasting	28.6	25.2	(27.9)	25.9
Outdoor	6.2	25.8	(15.8)	16.2
Corporate	.3	—	(.3)	—

Total	$39.8	$80.6	$(63.0)	$57.4

	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at December 31, 2009

Entertainment	$17.3	$(.6)	$(14.5)	$2.2
Cable Networks	1.5	.1	(1.5)	.1
Publishing	3.9	3.8	(5.3)	2.4
Local Broadcasting	58.7	2.3	(32.4)	28.6
Outdoor	7.8	17.2	(18.8)	6.2
Corporate	1.5	—	(1.2)	.3

Total	$90.7	$22.8	$(73.7)	$39.8

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Impairment Charges

        The Company performs an annual fair value-based impairment test of goodwill and intangible assets with indefinite lives, primarily comprised of FCC licenses, during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its book value. Based on the 2010 annual impairment test, the estimated fair value of each of the Company's reporting units and indefinite-lived intangible assets is greater than its carrying value and therefore no impairment charge was required.

        During 2009, as a result of the Company's annual impairment test of FCC licenses, the Company recorded a pre-tax non-cash impairment charge of $178.3 million at the Local Broadcasting segment to reduce the carrying value of FCC licenses in certain radio markets. This impairment resulted from reductions in projections for advertising revenues due to a weakened radio advertising marketplace.

        Also in 2009, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of FCC licenses by $20.7 million and the allocated goodwill by $11.0 million.

        During the third quarter of 2008, the Company performed an interim impairment test as a result of its assessment of factors, including the continuation of adverse market conditions, which affected the Company's market value and trading multiples for entities within the Company's industry, as well as the continued economic slowdown which adversely affected the Company's advertising revenues, primarily at the Company's local businesses. As a result of this interim impairment test, the Company recorded a pre-tax non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Entertainment segment of $3.80 billion, the Local Broadcasting segment of $4.34 billion and the Outdoor segment of $2.85 billion, as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Local Broadcasting segment of $3.12 billion and franchise agreements at the Outdoor segment of $8.2 million.

        Also in 2008, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $62.0 million to reduce the carrying value of FCC licenses by $30.4 million and the allocated goodwill by $31.6 million.

Depreciation and Amortization

        Depreciation and amortization decreased $20.0 million, or 3%, to $562.3 million for 2010 from $582.3 million for 2009 principally reflecting lower depreciation for outdoor advertising properties and lower depreciation and amortization associated with interactive businesses. For 2009, depreciation and amortization increased $50.7 million, or 10%, to $582.3 million from $531.6 million for 2008 principally reflecting higher depreciation and amortization associated with fixed assets and intangible assets acquired in June 2008 in connection with the CNET acquisition and higher depreciation resulting from capital expenditures at Outdoor.

Interest Expense

        For 2010, interest expense decreased $13.2 million to $528.8 million from $542.0 million in 2009 primarily resulting from the reduction of debt during 2010. For 2009, interest expense decreased $4.6 million to $542.0 million from $546.6 million in 2008. The Company had $6.00 billion at December 31,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2010 and $7.00 billion at December 31, 2009, of principal amounts of debt outstanding (including current maturities) at weighted average interest rates of 7.0% and 7.2%, respectively. The debt activity during 2010 is expected to result in annualized net interest expense savings of approximately $90 million.

Interest Income

        Interest income decreased $.5 million to $5.5 million for 2010 from $6.0 million for 2009. For 2009, interest income decreased $36.2 million to $6.0 million from $42.2 million in 2008 reflecting lower interest rates and lower average cash balances.

Gain (Loss) on Early Extinguishment of Debt

        For 2010, the loss on early extinguishment of debt of $81.4 million was associated with the repurchase and redemption of $2.07 billion of the Company's debt, of which $750.0 million was repurchased through a tender offer (See Note 8 to the consolidated financial statements).

        For 2009, the loss on early extinguishment of debt of $29.8 million was associated with the repurchase of $978.3 million of the Company's debt, of which $825.5 million was repurchased through a tender offer.

        For 2008, the gain on early extinguishment of debt of $8.4 million was associated with the repurchase of $191.8 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

        For 2010, "Other items, net" of $9.9 million primarily consisted of gains of $20.7 million associated with dispositions, partially offset by foreign exchange losses of $9.6 million.

        For 2009, "Other items, net" reflected a net loss of $2.6 million primarily consisting of losses of $6.7 million associated with securitizing accounts receivables and a non-cash charge of $7.7 million associated with other-than-temporary declines in the market value of the Company's investments, partially offset by foreign exchange gains of $11.1 million.

        For 2008, "Other items, net" of $79.6 million principally consisted of a gain of $129.8 million on the sale of the Company's investment in Sundance Channel, foreign exchange gains of $32.3 million and a gain of $3.7 million relating to radio station divestitures, partially offset by a non-cash charge of $71.1 million associated with other-than-temporary declines in the market value of the Company's investments and $15.4 million of losses associated with securitizing accounts receivables.

(Provision) Benefit for Income Taxes

        The provision for income taxes represents federal, state, local and foreign income taxes on earnings (loss) before income taxes and equity in loss of investee companies. The Company reported income tax provisions of $462.7 million and $182.8 million in 2010 and 2009, respectively, and an income tax benefit of $919.3 million in 2008, reflecting an effective income tax rate of 37.9% in 2010, 41.3% in 2009 and 7.3% in 2008.

        The provision for income taxes for 2010 included a $62.2 million reduction of deferred tax assets associated with the 2010 Patient Protection and Affordable Care Act, partially offset by a $26.4 million reversal of previously established deferred tax liabilities. Also included in the Company's tax provision were tax benefits of $28.1 million in 2010, $47.0 million in 2009 and $39.6 million in 2008 from the settlements of income tax audits, benefits of $78.8 million in 2009 and $1.45 billion in 2008 associated with

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the non-cash impairment charges to reduce the carrying value of goodwill and intangible assets, and reductions of deferred tax assets associated with stock-based compensation of $42.6 million in 2009 and $7.2 million in 2008. This reduction reflects the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

        For 2011, the Company's annual effective tax rate is expected to be approximately 39%.

Equity in Loss of Investee Companies, Net of Tax

        Equity in loss of investee companies, net of tax, was $34.6 million for 2010, $33.7 million for 2009 and $17.6 million for 2008 reflecting the Company's share of the operating results of its equity investments.

Net Earnings (Loss)

        The Company reported net earnings of $724.2 million and $226.5 million in 2010 and 2009, respectively, versus a net loss of $11.67 billion in 2008. Comparability of net earnings (loss) was impacted by several large discrete items, including pre-tax non-cash impairment charges of $210.0 million ($131.2 million, net of tax) in 2009 and $14.18 billion ($12.73 billion, net of tax) in 2008, settlements of $90.2 million in 2010 and $28.0 million in 2009 from the favorable resolutions of certain disputes regarding previously disposed businesses, restructuring charges of $80.6 million in 2010, $22.8 million in 2009, and $136.7 million in 2008, pre-tax losses on the early extinguishment of debt of $81.4 million in 2010 and $29.8 million in 2009, and a gain on the sale of the Company's investment in Sundance Channel of $129.8 million ($79.9 million, net of tax) in 2008.

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

        The Company's calculation of free cash flow for 2009 does not include increases and decreases to the accounts receivable securitization program because the Company does not consider the cash flow from this program to be indicative of the cash generated by the underlying operating performance of the Company. Accordingly, the Company considers its decision to increase or decrease its accounts receivable securitization program a financing decision. In 2010, as a result of the adoption of amended Financial Accounting Standards Board ("FASB") guidance on accounting for transfers of financial assets, increases and decreases to the accounts receivable securitization program are reflected as financing activities on the Consolidated Statement of Cash Flows. Under the previous guidance these changes were reflected as operating activities. See Note 8 to the consolidated financial statements. Also, the Company's calculation of free cash flow includes capital expenditures since investment in capital expenditures is a use of cash that is directly related to the Company's operations.

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

Year Ended December 31,	2010	2009	2008

Net cash flow provided by operating activities	$1,735.1	$939.4	$2,146.5
Exclude: Decrease to accounts receivable securitization program	—	150.0	—
Capital expenditures	(284.3)	(261.6)	(474.1)

Free cash flow	$1,450.8	$827.8	$1,672.4

Segment Results of Operations—For the Years Ended December 31, 2010, 2009 and 2008

        The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges"), operating income (loss), depreciation and amortization, and impairment charges by segment, for each of the years ended December 31, 2010, 2009 and 2008. The Company presents Segment OIBDA before Impairment Charges (or Segment OIBDA if there is no impairment charge), as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Company's consolidated Net earnings (loss) is presented in Note 15 (Reportable Segments) to the consolidated financial statements.

Year Ended December 31,	2010	2009	2008

Revenues:
Entertainment	$7,390.7	$6,976.7	$6,878.8
Cable Networks	1,475.1	1,347.2	1,264.5
Publishing	790.8	793.5	857.7
Local Broadcasting	2,782.5	2,359.7	2,950.4
Outdoor	1,819.2	1,722.6	2,170.6
Eliminations	(198.5)	(185.1)	(171.6)

Total Revenues	$14,059.8	$13,014.6	$13,950.4

Segment OIBDA before Impairment Charges:
Entertainment	$871.5	$875.9	$1,022.8
Cable Networks	566.2	461.0	389.5
Publishing	68.1	50.2	88.2
Local Broadcasting	839.7	512.9	820.0
Outdoor	262.8	168.7	467.4
Corporate	(218.2)	(147.1)	(157.1)
Residual costs	(14.9)	(115.7)	(79.2)
Eliminations	3.4	(2.2)	2.7

OIBDA before Impairment Charges	2,378.6	1,803.7	2,554.3
Impairment charges	—	(210.0)	(14,181.4)
Depreciation and amortization	(562.3)	(582.3)	(531.6)

Total Operating Income (Loss)	$1,816.3	$1,011.4	$(12,158.7)

Operating Income (Loss):
Entertainment	$708.4	$699.9	$(2,914.1)
Cable Networks	543.9	437.4	364.3
Publishing	60.9	42.5	78.7
Local Broadcasting	740.1	212.4	(6,809.1)
Outdoor	13.9	(96.9)	(2,631.7)
Corporate	(239.4)	(166.0)	(170.3)
Residual costs	(14.9)	(115.7)	(79.2)
Eliminations	3.4	(2.2)	2.7

Total Operating Income (Loss)	$1,816.3	$1,011.4	$(12,158.7)

Depreciation and Amortization:
Entertainment	$163.1	$176.0	$140.1
Cable Networks	22.3	23.6	25.2
Publishing	7.2	7.7	9.5
Local Broadcasting	99.6	90.5	99.7
Outdoor	248.9	265.6	243.9
Corporate	21.2	18.9	13.2

Total Depreciation and Amortization	$562.3	$582.3	$531.6

Impairment Charges:
Entertainment	$—	$—	$3,796.8
Local Broadcasting	—	210.0	7,529.4
Outdoor	—	—	2,855.2

Total Impairment Charges	$—	$210.0	$14,181.4

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

        (Contributed 53%, 54% and 49% to consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.)

Year Ended December 31,	2010	2009	2008

Revenues	$7,390.7	$6,976.7	$6,878.8

OIBDA before impairment charges	$871.5	$875.9	$1,022.8
Impairment charges	—	—	(3,796.8)
Depreciation and amortization	(163.1)	(176.0)	(140.1)

Operating income (loss)	$708.4	$699.9	$(2,914.1)

OIBDA before impairment charges as a % of revenues	12%	13%	15%
Operating income as a % of revenues	10%	10%	NM
Restructuring charges	$22.8	$(.6)	$22.9
Capital expenditures	$90.6	$72.4	$125.8

  NM—Not meaningful

2010 vs. 2009

        For 2010, Entertainment revenues increased 6% to $7.39 billion from $6.98 billion in 2009 primarily reflecting higher advertising and retransmission revenues, partially offset by lower content licensing and distribution revenues. Advertising revenues increased 11% primarily reflecting 12% higher national advertising revenues, driven by higher pricing due to the economic recovery and the strength of Network primetime and sports programming, including the 2010 telecast of Super Bowl XLIV on the CBS Television Network, as well as 19% growth in CBS Interactive display advertising revenues. Revenues from content licensing and distribution decreased 3% as higher international syndication sales, the addition of theatrical revenues in 2010 and 2010 domestic syndication sales, including the second-cycle sale of CSI: Crime Scene Investigation, were more than offset by the first-cycle domestic syndication sales of five major titles in 2009.

        For 2010, Entertainment operating income increased 1% to $708.4 million from $699.9 million for 2009. Entertainment OIBDA for 2010 decreased $4.4 million to $871.5 million from $875.9 million in 2009 as the increase in revenues was more than offset by higher sports programming costs, principally attributable to Super Bowl XLIV and the 2010 NCAA Division I Men's Basketball Championship, increased investment in television and film content, and restructuring charges of $22.8 million incurred in 2010. The restructuring charges principally reflect severance costs associated with the elimination of positions. Entertainment results included stock-based compensation expense of $42.9 million for 2010 and $44.2 million for 2009. The Company anticipates that the sports programming arrangement with the NCAA and Turner Broadcasting System, Inc. will result in improved operating income and OIBDA margins for the Entertainment segment beginning in 2011.

        Capital expenditures increased $18.2 million to $90.6 million in 2010 from $72.4 million in 2009 primarily due to increased spending for high-definition upgrades.

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

cause substantial fluctuations in operating results. Unrecognized revenues attributable to such license agreements were $654.1 million and $387.0 million at December 31, 2010 and 2009, respectively.

2009 vs. 2008

        For 2009, Entertainment revenues increased 1% to $6.98 billion from $6.88 billion in 2008 primarily reflecting higher content licensing and distribution revenues and the impact of the acquisition of CNET in June 2008, partially offset by lower advertising sales. Revenues from content licensing and distribution increased 1% primarily due to higher domestic syndication sales in 2009, which included the first-cycle sales of Medium, Criminal Minds, Ghost Whisperer, Everybody Hates Chris and Numb3rs, compared to 2008, which included the domestic syndication sale of CSI: NY, partially offset by the timing of international syndication sales and lower home entertainment sales. Advertising sales decreased slightly reflecting 2% lower national television advertising sales as a result of softness in the advertising marketplace during the first half of 2009, partially offset by the impact of the acquisition of CNET. CBS Interactive display advertising revenues increased 34%, as CBS Interactive results for the first half of 2008 did not include CNET, which was acquired in June 2008. CBS Interactive display advertising revenues were also impacted by the soft advertising marketplace.

        For 2009, Entertainment reported operating income of $699.9 million compared to an operating loss of $2.91 billion in 2008, which included non-cash impairment charges of $3.80 billion to reduce the carrying value of goodwill. Entertainment OIBDA before impairment charges decreased 14% to $875.9 million in 2009 from $1.02 billion in 2008 primarily due to lower advertising sales, higher investment in programming, including the impact of the WGA strike which reduced programming costs for the 2007/2008 broadcast season, partially offset by higher profits from syndication sales and the absence of $22.9 million of restructuring charges incurred in 2008. Restructuring charges in 2008 reflected severance costs associated with the elimination of positions and 2009 reflected a reversal of $.6 million due to changes in estimates of previously established restructuring accruals. Entertainment results included stock-based compensation expense of $44.2 million for 2009 and $47.4 million for 2008.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS College Sports Network and Smithsonian Networks)

        (Contributed 10% to consolidated revenues for each of the years ended December 31, 2010 and 2009 and 9% for the year ended December 31, 2008.)

Year Ended December 31,	2010	2009	2008

Revenues	$1,475.1	$1,347.2	$1,264.5

OIBDA	$566.2	$461.0	$389.5
Depreciation and amortization	(22.3)	(23.6)	(25.2)

Operating income	$543.9	$437.4	$364.3

OIBDA as a % of revenues	38%	34%	31%
Operating income as a % of revenues	37%	32%	29%
Restructuring charges	$3.1	$.1	$2.9
Capital expenditures	$18.9	$7.7	$10.8

2010 vs. 2009

        For 2010, Cable Networks revenues increased 9% to $1.48 billion from $1.35 billion in 2009 primarily due to 8% higher affiliate fees, reflecting rate increases and growth in subscriptions at Showtime Networks and CBS College Sports Network, as well as higher home entertainment and download revenues of Showtime original series. At December 31, 2010, Showtime Networks, including Showtime, The Movie Channel and Flix, in the aggregate had 67.1 million subscriptions, up by 5.8 million from December 31, 2009, principally reflecting increases across all platforms, led by growth in DBS and Telco. CBS College Sports Network subscriptions of 39.1 million at December 31, 2010 were up by 4.3 million from December 31, 2009, resulting from increased carriage across all platforms as well as the launch of CBS College Sports Network by additional multi-system operators. Smithsonian Networks had 7.1 million subscriptions at December 31, 2010, up by 2.2 million from December 31, 2009.

        For 2010, Cable Networks operating income increased 24% to $543.9 million from $437.4 million in 2009 and OIBDA increased 23% to $566.2 million from $461.0 million for 2009, primarily due to revenue growth, partially offset by higher marketing and advertising costs for new Showtime original series as well as to support the overall growth of Showtime Networks and higher costs for sports programming. Restructuring charges of $3.1 million in 2010 principally reflect costs associated with exiting an operating facility. Cable Networks results included stock-based compensation expense of $5.1 million for 2010 and $6.3 million for 2009.

        Capital expenditures increased $11.2 million to $18.9 million in 2010 from $7.7 million in 2009 primarily due to increased spending on high-definition upgrades and leasehold improvements.

2009 vs. 2008

        For 2009, Cable Networks revenues increased 7% to $1.35 billion from $1.26 billion in 2008 primarily due to 7% higher affiliate fees reflecting growth in subscriptions and rate increases at Showtime Networks and CBS College Sports Network. At December 31, 2009, Showtime Networks, including Showtime, The Movie Channel and Flix, in the aggregate, had 61.3 million subscriptions, up by 2.6 million from December 31, 2008, reflecting increased DBS and Telco subscriptions partially offset by a decline in cable subscriptions. At December 31, 2009, CBS College Sports Network subscriptions of 34.8 million were up by

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

9.5 million from December 31, 2008, reflecting increased carriage across all platforms. Smithsonian Networks had 4.9 million subscriptions at December 31, 2009, up by 1.5 million.

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

Publishing (Simon & Schuster)

        (Contributed 6% to consolidated revenues for each of the years ended December 31, 2010, 2009 and 2008.)

Year Ended December 31,	2010	2009	2008

Revenues	$790.8	$793.5	$857.7

OIBDA	$68.1	$50.2	$88.2
Depreciation and amortization	(7.2)	(7.7)	(9.5)

Operating income	$60.9	$42.5	$78.7

OIBDA as a % of revenues	9%	6%	10%
Operating income as a % of revenues	8%	5%	9%
Restructuring charges	$3.7	$3.8	$4.2
Capital expenditures	$6.2	$5.3	$9.5

2010 vs. 2009

        For 2010, Publishing revenues decreased slightly to $790.8 million from $793.5 million in 2009 primarily reflecting lower book sales in the adult group, partially offset by growth in sales of digital content of 122%. Revenues from digital content represented 8% of total Publishing revenues in 2010 versus 3% in 2009. Best selling titles in 2010 included Glenn Beck's Broke and The Overton Window, and Spoken from the Heart by Laura Bush.

        For 2010, Publishing operating income increased 43% to $60.9 million from $42.5 million in 2009 and OIBDA increased 36% to $68.1 million from $50.2 million for 2009 reflecting lower production expenses from a change in the mix of titles and the impact of cost reduction measures, partially offset by higher bad debt expense and restructuring charges of $3.7 million incurred in 2010. The restructuring charges reflected severance costs associated with the elimination of positions. Publishing results included stock-based compensation expense of $3.0 million for 2010 and $3.5 million for 2009.

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

Local Broadcasting (CBS Television Stations and CBS Radio)

        (Contributed 20%, 18% and 21% to consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.)

Year Ended December 31,	2010	2009	2008

Revenues	$2,782.5	$2,359.7	$2,950.4

OIBDA before impairment charges	$839.7	$512.9	$820.0
Impairment charges	—	(210.0)	(7,529.4)
Depreciation and amortization	(99.6)	(90.5)	(99.7)

Operating income (loss)	$740.1	$212.4	$(6,809.1)

OIBDA before impairment charges as a % of revenues	30%	22%	28%
Operating income as a % of revenues	27%	9%	NM
Restructuring charges	$25.2	$2.3	$92.0
Capital expenditures	$73.8	$70.4	$109.6

NM—Not meaningful

2010 vs. 2009

        For 2010, Local Broadcasting revenues increased 18% to $2.78 billion from $2.36 billion for 2009 driven by growth in advertising sales. CBS Television Stations revenues increased 27% to $1.45 billion for 2010 from $1.14 billion for 2009 as a result of the improved local advertising marketplace with growth across many key categories, led by automotive, retail and financial services, as well as higher political advertising sales, and the benefit of the 2010 telecast of Super Bowl XLIV to the Company's owned CBS affiliated stations. CBS Radio revenues for 2010 increased 9% to $1.34 billion from $1.22 billion for 2009 and revenues from the ten largest radio markets increased 12%, reflecting the improved advertising marketplace with growth in many key categories, led by automotive and retail, and higher political advertising sales.

        For 2010, Local Broadcasting operating income increased $527.7 million to $740.1 million from $212.4 million for 2009. Included in 2009 operating income were non-cash impairment charges of $210.0 million. Local Broadcasting OIBDA before impairment charges increased 64% to $839.7 million for 2010 from $512.9 million for 2009 and OIBDA before impairment charges margins increased to 30% in 2010 from 22% in 2009. These increases were primarily driven by the revenue growth and lower programming and talent expenses due to expense reduction measures, partially offset by gains of $40.3 million recorded in 2009 from the sale and exchange of certain long-lived assets and higher restructuring charges in 2010. Restructuring charges of $25.2 million for 2010 reflect severance costs associated with the elimination of positions, and contract terminations and other associated costs. Local Broadcasting results included stock-based compensation expense of $19.9 million for 2010 and $20.7 million for 2009.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2009 vs. 2008

        For 2009, Local Broadcasting revenues decreased 20% to $2.36 billion from $2.95 billion for 2008 primarily reflecting lower advertising sales from the impact of the economic recession and lower political advertising sales. Revenues for CBS Television Stations decreased 20% to $1.14 billion for 2009 from $1.41 billion for 2008, driven by declines in automotive, entertainment and retail as well as lower political advertising sales due to the 2008 presidential election. CBS Radio revenues decreased 21% to $1.22 billion for 2009 from $1.54 billion for 2008 and revenues from the ten largest radio markets decreased 17%, reflecting softness in the advertising marketplace resulting from the weak economic environment, with declines in automotive, retail and financial services, lower political advertising sales and the impact of station divestitures.

        For 2009, Local Broadcasting reported operating income of $212.4 million versus an operating loss of $6.81 billion for 2008. Included in 2009 operating income were non-cash impairment charges of $210.0 million and included in the 2008 operating loss were non-cash impairment charges of $7.53 billion. Local Broadcasting OIBDA before impairment charges decreased 37% to $512.9 million for 2009 from $820.0 million for 2008 and OIBDA before impairment charges margins decreased to 22% for 2009 from 28% for 2008. These decreases were primarily driven by the decrease in revenues partially offset by $89.7 million lower restructuring charges in 2009 and lower talent, employee-related, marketing and promotion costs resulting from restructuring and cost-savings initiatives. Local Broadcasting results for 2009 also benefited from gains of $40.3 million from the sale and exchange of certain long-lived assets. Restructuring charges of $2.3 million in 2009 reflected $4.7 million of contract termination costs related to exiting a broadcasting equipment lease upon completion of the digital conversion, partially offset by the reversal of $2.4 million as a result of changes in estimates of previously established restructuring accruals. Local Broadcasting results included stock-based compensation expense of $20.7 million for 2009 and $27.0 million for 2008.

        Capital expenditures decreased $39.2 million, or 36%, to $70.4 million for 2009 from $109.6 million for 2008 principally reflecting 2008 spending associated with the relocation of local broadcasting facilities and high-definition television upgrades.

Dispositions

        In August 2010, the Company completed the sale of its television station in Norfolk, Virginia to Local TV Holdings, LLC, for $16.5 million, resulting in a pre-tax gain of $7.6 million included in "Other items, net" in the Consolidated Statement of Operations for the year ended December 31, 2010.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

        (Contributed 13% to consolidated revenues for each of the years ended December 31, 2010 and 2009 and 16% for the year ended December 31, 2008.)

Year Ended December 31,	2010	2009	2008

Revenues	$1,819.2	$1,722.6	$2,170.6

OIBDA before impairment charges	$262.8	$168.7	$467.4
Impairment charges	—	—	(2,855.2)
Depreciation and amortization	(248.9)	(265.6)	(243.9)

Operating income (loss)	$13.9	$(96.9)	$(2,631.7)

OIBDA before impairment charges as a % of revenues	14%	10%	22%
Operating income as a % of revenues	1%	NM	NM
Restructuring charges	$25.8	$17.2	$13.2
Capital expenditures	$78.0	$91.0	$195.7

NM—Not meaningful

2010 vs. 2009

        For 2010, Outdoor revenues increased 6% to $1.82 billion from $1.72 billion for 2009 reflecting the improved advertising marketplace. Americas revenues (comprising North America and South America) increased 10% (8% in constant dollars) to $1.23 billion primarily reflecting growth in the U.S. billboards and displays businesses driven by higher occupancy rates, the impact of new transit contracts, and increases in Canada. Europe revenues of $592.4 million for 2010 remained relatively flat compared to 2009 reflecting revenue growth in the United Kingdom, Holland and Italy, offset by lower revenues in France and the unfavorable impact of foreign exchange rate changes. In constant dollars, Europe revenues increased 3% from 2009. Revenues for Asia decreased $12.7 million to $1.8 million for 2010 reflecting the absence of revenues from Outdoor China following its deconsolidation in the first quarter of 2010. During the first quarter of 2010, the Company sold its controlling interest in Outdoor China, resulting in the deconsolidation of the operations and its subsequent treatment as an equity method investment. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $4 million for 2010. Approximately 45% and 47% of Outdoor revenues were generated from regions outside the U.S. for 2010 and 2009, respectively.

        For 2010, Outdoor reported operating income of $13.9 million versus an operating loss of $96.9 million for 2009. Outdoor OIBDA increased 56% to $262.8 million for 2010 from $168.7 million for 2009 and Outdoor OIBDA margins increased to 14% for 2010 from 10% for 2009. These increases were driven by the revenue growth as well as lower billboard lease, maintenance and display site costs from cost-savings initiatives and lost contracts, partially offset by costs for new transit contracts and higher restructuring charges. Restructuring charges of $25.8 million for 2010 primarily reflect severance costs associated with the elimination of positions in Europe partially offset by a reversal of $.9 million due to changes in estimates of previously established restructuring accruals. Outdoor results included stock-based compensation expense of $5.1 million for 2010 and $5.6 million for 2009.

        Outdoor's franchise and lease costs are generally fixed in nature and, due to the soft advertising marketplace worldwide, certain transit contracts, including the London Underground contract, which also

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

has generated reduced revenues due to transit project delays, are operating at the minimum franchise fee guaranteed by Outdoor therefore adversely impacting OIBDA and operating income margins.

        Capital expenditures decreased $13.0 million to $78.0 million in 2010 from $91.0 million in 2009 principally reflecting decreased spending for transit contracts in the United Kingdom.

2009 vs. 2008

        For 2009, Outdoor revenues decreased 21% to $1.72 billion from $2.17 billion for 2008, due to lower advertising sales resulting from a weak advertising marketplace worldwide and the unfavorable impact of foreign exchange rate changes. Revenues for the Americas decreased 16% primarily due to revenue declines of 16% in the U.S. billboards business, 17% in the U.S. displays business and the impact of foreign exchange rate changes. In constant dollars, revenues for the Americas decreased 15% from 2008. Europe revenues decreased 27% and Asia revenues decreased 39% both driven by lower advertising sales due to a weak advertising marketplace. The revenue decline in Europe also reflected the unfavorable impact of foreign exchange rate changes. In constant dollars, revenues for Europe decreased 19% from 2008. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $97 million for 2009. Approximately 47% and 50% of Outdoor revenues were generated from regions outside the U.S. for 2009 and 2008, respectively.

        For 2009, Outdoor reported an operating loss of $96.9 million versus an operating loss of $2.63 billion for 2008, which included a non-cash impairment charge of $2.86 billion to reduce the carrying value of goodwill and intangible assets. Outdoor OIBDA before impairment charges decreased $298.7 million, or 64%, to $168.7 million for 2009 from $467.4 million for 2008 principally driven by the decline in advertising sales partially offset by lower employee-related costs resulting from restructuring and cost-savings initiatives. The restructuring charges of $17.2 million for 2009 primarily reflected severance costs associated with the elimination of positions in Europe and contract termination and other associated costs partially offset by a reversal of $1.7 million due to changes in estimates of previously established restructuring accruals. Outdoor results included stock-based compensation expense of $5.6 million for 2009 and $7.3 million for 2008.

        Capital expenditures decreased $104.7 million to $91.0 million in 2009 from $195.7 million in 2008 primarily reflecting decreased spending for transit contracts in the United Kingdom.

Acquisitions

        On April 23, 2008, the Company acquired International Outdoor Advertising Group ("IOA"), the leading out-of-home advertising company in South America, for $110.8 million.

Corporate

        For 2010, corporate expenses increased 44% to $239.4 million from $166.0 million for 2009 primarily reflecting the absence of the 2009 favorable impact from the termination of a real estate lease arrangement, higher stock-based compensation and higher incentive compensation. For 2009, corporate expenses decreased 3% to $166.0 million from $170.3 million for 2008, primarily reflecting the favorable impact from the termination of a real estate lease arrangement partially offset by higher expenses, including higher stock-based compensation, resulting from an increase in the Company's stock price. Corporate expenses included stock-based compensation expense of $59.7 million for 2010, $55.3 million for 2009 and $43.4 million for 2008.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Residual Costs

        Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For 2010, residual costs decreased $100.8 million to $14.9 million from $115.7 million for 2009. Residual costs for 2010 and 2009 included settlements of $90.2 million and $28.0 million, respectively, related to the favorable resolutions of certain disputes regarding previously disposed businesses. The decrease in residual costs for 2010 is also driven by the favorable performance of pension plan assets in 2009. For 2009, residual costs increased 46% to $115.7 million from $79.2 million for 2008, primarily reflecting an increase in pension costs due to the unfavorable performance of pension plan assets in 2008, partially offset by the above-mentioned settlement of $28.0 million.

Financial Position

        Current assets decreased by $302.2 million to $5.33 billion at December 31, 2010 from $5.64 billion at December 31, 2009, primarily due to a decrease in cash and cash equivalents of $236.7 million, a decrease in other current assets of $104.7 million and a decrease in programming and other inventory of $359.6 million, reflecting the timing of sports programming and a reduction in theatrical programming for cable networks, partially offset by an increase in receivables of $347.9 million. The increase in receivables reflects the inclusion of the Company's securitized receivables on the Consolidated Balance Sheet beginning in 2010 as a result of the adoption of new FASB guidance. The allowance for doubtful accounts as a percentage of receivables decreased to 3.9% at December 31, 2010 compared with 4.7% at December 31, 2009.

        Net property and equipment of $2.69 billion at December 31, 2010 decreased by $164.5 million from $2.86 billion at December 31, 2009, primarily reflecting depreciation expense of $432.4 million, partially offset by capital expenditures of $284.3 million.

        Goodwill decreased by $144.0 million to $8.52 billion at December 31, 2010 from $8.67 billion at December 31, 2009 primarily reflecting the establishment of deferred tax assets associated with liabilities assumed from previous acquisitions.

        Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $129.9 million to $6.62 billion at December 31, 2010 from $6.75 billion at December 31, 2009 due to amortization expense of $129.9 million.

        Current liabilities decreased by $721.0 million to $4.03 billion at December 31, 2010 from $4.75 billion at December 31, 2009, primarily due to a decrease in the current portion of long-term debt of $416.3 million, reflecting the redemption of debt due in 2010, a decrease in deferred revenue of $170.0 million and a decrease in program rights obligations of $128.1 million.

        Other liabilities decreased $149.8 million to $2.52 billion at December 31, 2010 from $2.67 billion at December 31, 2009, primarily reflecting lower program rights obligations.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows

        Cash and cash equivalents decreased by $236.7 million for the year ended December 31, 2010, increased by $297.2 million for the year ended December 31, 2009 and decreased by $927.4 million for the year ended December 31, 2008. The changes in cash and cash equivalents were as follows:

Year Ended December 31,	2010	2009	2008

Cash provided by operating activities	$1,735.1	$939.4	$2,146.5
Cash used for investing activities	(367.5)	(249.2)	(2,154.1)
Cash used for financing activities	(1,604.3)	(393.0)	(919.8)

Net (decrease) increase in cash and cash equivalents	$(236.7)	$297.2	$(927.4)

        Operating Activities.    In 2010, cash provided by operating activities increased $795.7 million to $1.74 billion from $939.4 million in 2009 principally reflecting higher operating income, the timing of programming payments and a $150.0 million reduction to amounts outstanding under the company's accounts receivable securitization program during 2009, partially offset by higher payments for taxes and higher discretionary contributions to pre-fund the Company's qualified pension plans. On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets and as a result, decreases to the accounts receivable securitization program during 2010 are reflected as cash flows used for financing activities.

        In 2009, cash provided by operating activities decreased $1.21 billion, to $939.4 million from $2.15 billion in 2008 principally reflecting lower advertising sales, higher investment in content, and a $150.0 million reduction to amounts outstanding under the revolving accounts receivable securitization program, partially offset by lower employee-related payments due to restructuring activities and lower cash taxes paid.

        The Company made discretionary contributions to pre-fund its qualified pension plans for $167.0 million in 2010, $20.0 million in 2009 and $120.0 million in 2008.

        Cash paid for income taxes was $248.2 million for 2010, $55.8 million for 2009 and $240.3 million for 2008. The increase in cash taxes for 2010 reflects higher taxable income and the impact of refunds received during 2009 resulting from the filing of income tax returns for prior years. The decrease in cash taxes for 2009 reflects lower taxable income and the impact of tax refunds received during 2009.

        Investing Activities.    In 2010, cash used for investing activities of $367.5 million principally reflected capital expenditures of $284.3 million and investments in investee companies of $89.9 million, principally reflecting investment in The CW and new international television ventures, partially offset by proceeds from dispositions of $18.3 million, primarily from the sale of a television station. In 2009, cash used for investing activities of $249.2 million principally reflected capital expenditures of $261.6 million, investments in investee companies of $55.6 million, principally reflecting investment in The CW, and purchases of marketable securities of $35.6 million, partially offset by proceeds from dispositions of $128.8 million, primarily from the sales of radio stations and certain long-lived assets of the Local Broadcasting segment. In 2008, cash used for investing activities of $2.15 billion principally reflected acquisitions of $2.04 billion, primarily consisting of the acquisitions of CNET, IOA and other outdoor advertising properties, capital expenditures of $474.1 million, and investments in investee companies of $40.2 million. These cash uses were partially offset by proceeds received of $170.0 million from the sale of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the Company's investment in Sundance Channel and dispositions of $198.2 million, primarily from television station divestitures.

        Capital expenditures were $284.3 million in 2010 and $261.6 million in 2009 versus $474.1 million in 2008. The decline in capital expenditure levels since 2008 is due to spending in 2008 for transit contracts in the United Kingdom. For 2011, capital expenditures are anticipated to be similar to 2010 and 2009 levels.

        Financing Activities.    In 2010, cash used for financing activities of $1.60 billion principally reflected the repayment of notes and debentures of $2.13 billion, a $400.0 million reduction to amounts outstanding under the account receivable securitization program and dividend payments of $141.7 million, partially offset by proceeds from the issuance of senior notes of $1.09 billion. In 2009, cash used for financing activities of $393.0 million principally reflected the repayment of senior debt of $1.01 billion and dividend payments of $297.3 million, partially offset by proceeds from the issuance of senior notes of $974.4 million. In 2008, cash used for financing activities of $919.8 million principally reflected dividend payments of $705.4 million and the repayment of senior notes of $183.2 million.

Dividends

        On February 23, 2011, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock, payable on April 1, 2011. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2010, 2009 and 2008, resulting in total annual dividends of $139.2 million, $135.8 million and $725.9 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

Share Repurchase Program

        On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program with respect to its Class A and Class B Common Stock. In January 2011, the Company began using this program to repurchase shares of CBS Corp. Class B Common Stock. The Company expects to complete this share repurchase program in approximately eighteen months, subject to market conditions. In connection with the approval of this program, the Company's previous share repurchase programs, which had remaining authorization of $649.4 million, were terminated.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure

At December 31,	2010	2009

Senior debt (4.30% – 8.875% due 2010 – 2056)	$5,929.6	$6,909.5
Other notes	1.9	2.7
Obligations under capital leases	89.8	105.2

Total debt (a)	6,021.3	7,017.4
Less discontinued operations debt (b)	20.5	20.5

Total debt from continuing operations	6,000.8	6,996.9
Less current portion	27.3	443.6

Total long-term debt from continuing operations, net of current portion	$5,973.5	$6,553.3

(a)
At December 31, 2010 and December 31, 2009, the senior debt balances included (i) a net unamortized premium of $1.3 million and $2.2 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $82.5 million and $92.4 million, respectively. The face value of the Company's total debt was $5.94 billion at December 31, 2010 and $6.92 billion at December 31, 2009.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        Total debt of $6.02 billion at December 31, 2010 and $7.02 billion at December 31, 2009 was 38% and 44%, respectively, as a percentage of the total capitalization of the Company.

        The senior debt of CBS Corp., is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

        In November 2009, prior to maturity, the Company settled $350.0 million notional amount of interest rate swaps outstanding and received $9.9 million in cash. In December 2008, prior to maturity, the Company settled $1.0 billion notional amount of interest rate swaps outstanding and received $88.4 million in cash. The increase in the carrying value of the debt attributable to the risk hedged by these interest rate swaps is being amortized as a reduction to interest expense over the term of the debt. The Company did not have any interest rate swaps outstanding at December 31, 2010 and 2009.

        For the years ended December 31, 2010 and 2009, debt issuances, redemptions and repurchases were as follows:

Debt Issuances

  October 2010, $300.0 million 4.30% senior notes due 2021
  October 2010, $300.0 million 5.90% senior notes due 2040
  April 2010, $500.0 million 5.75% senior notes due 2020
  June 2009, $250.0 million 8.875% senior notes due 2019
  May 2009, $350.0 million 8.875% senior notes due 2019
  May 2009, $400.0 million 8.20% senior notes due 2014

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Debt Redemptions

  2010

    $543.9 million 6.625% senior notes due 2011
    $414.6 million 7.70% senior notes due 2010
    $335.0 million 7.25% senior notes due 2051

Debt Repurchases

  2010

    $400.0 million 6.625% senior notes due 2011, through a tender offer
    $97.7 million 8.625% debentures due 2012, through tender offers
    $252.3 million 5.625% senior notes due 2012, through tender offers
    $6.1 million 6.625% senior notes due 2011
    $19.5 million 5.50% senior debentures due 2033

  2009

    $825.5 million 7.70% senior notes due 2010, through a tender offer
    $152.8 million 7.70% senior notes due 2010

        These transactions resulted in a pre-tax loss on early extinguishment of debt of $81.4 million and $29.8 million for the years ended December 31, 2010 and 2009, respectively.

        At December 31, 2010, the Company's scheduled maturities of long-term debt at face value, excluding capital leases were as follows:

	2011	2012	2013	2014	2015	2016 and Thereafter

Long-term debt	$1.9	$490.2	$—	$498.6	$—	$4,857.0

Credit Facility

        At December 31, 2010, the Company had a $2.0 billion revolving credit facility which expires in December 2012 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of the fourth quarter of 2010, subject to future reductions, and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At December 31, 2010, the Company's Consolidated Leverage Ratio was approximately 2.3x and Consolidated Coverage Ratio was approximately 5.3x.

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

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2010, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At December 31, 2010, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

Accounts Receivable Securitization Program

        The Company participated in a revolving accounts receivable securitization program which provided for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program to zero from $400.0 million at December 31, 2009 and terminated the program.

        On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, the decrease to the accounts receivable securitization program of $400.0 million during 2010 is reflected as cash flows used for financing activities and the decrease of $150.0 million during 2009 is reflected as cash flows used for operating activities under previous FASB guidance.

        During the period before the termination of the program in 2010 and for the year ended December 31, 2009, proceeds from collections of securitized accounts receivables of $263.1 million and $1.47 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.5 million for 2010 and $6.7 million for the year ended December 31, 2009.

Liquidity and Capital Resources

        The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.98 billion of remaining availability at December 31, 2010 and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

        Funding for the Company's long-term debt obligations due over the next five years of $990.7 million is expected to come from cash generated from operating activities and the Company's ability to refinance its debt.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations

        As of December 31, 2010 the Company's significant contractual obligations, including payments due by period were as follows:

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	2016 and thereafter

Programming and talent commitments (a)	$7,990.9	$2,933.5	$3,294.1	$784.5	$978.8
Guaranteed minimum franchise payments (b)	1,614.8	400.8	665.5	449.8	98.7
Purchase obligations (c)	640.1	207.7	275.6	71.3	85.5
Operating leases (d)	2,373.4	315.7	533.6	435.0	1,089.1
Other long-term contractual obligations (e)	953.3	—	720.7	174.7	57.9
Long-term debt obligations (f)	5,847.7	1.9	490.2	498.6	4,857.0
Interest commitments on long-term debt (g)	6,610.0	406.2	767.6	681.3	4,754.9
Capital lease obligations (including interest) (h)	112.2	22.5	32.1	17.7	39.9

Total	$26,142.4	$4,288.3	$6,779.4	$3,112.9	$11,961.8

(a)
Programming and talent commitments of the Company primarily include $3.92 billion for sports programming rights, $3.29 billion relating to television, radio, and film production and licensing and $777.1 million for talent contracts.

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

(d)
Consists of long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. Total future minimum payments of $2.37 billion include $898.7 million for Outdoor billboards.

(e)
Long-term contractual obligations including program liabilities, participations due to producers and residuals.

(f)
Long-term debt obligations are presented at face value, including discontinued operations debt.

(g)
Future interest based on scheduled debt maturities, excluding capital leases.

(h)
Includes capital leases for satellite transponders.

        The table above excludes future contributions to the Company's pension plans and $213.7 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and periods in which cash payments relating to these items are expected to occur. In 2011, the Company expects to contribute a minimum of $130 million to its pension plans. The Company, at its discretion, may make additional contributions in 2011 to pre-fund its qualified pension plans. Also in 2011, the Company expects to contribute approximately $83 million to its other postretirement benefit plans.

Off-Balance Sheet Arrangements

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2010, the outstanding letters of credit and surety bonds approximated $386.1 million and were not recorded on the Consolidated Balance Sheet.

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

Goodwill

        Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. The first step of the goodwill impairment test examines whether the book value of each of the Company's reporting units exceeds its fair value. If the book value of the reporting unit exceeds its fair value, the second step of the test requires the Company to then compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill to determine the amount of impairment charge, if any. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows ("Discounted Cash Flow Method") and both the traded and transaction values of comparable businesses ("Market Comparable Method"). The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company's internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections, and for 2010 was between 2.0% and 3.5%. The discount rates, which for 2010 ranged from 8.0% to 11.0%, are determined based on the average of the weighted average cost of capital of comparable entities. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market or a decrease in audience acceptance of programming, could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such a charge could have a material effect on the consolidated statement of operations and balance sheet.

        Based on the 2010 annual impairment test, the fair value of each of the Company's reporting units exceeded their respective book values. The individual carrying values of the following reporting units with significant goodwill balances were within 10% of their respective estimated fair values:

		Significant Assumptions
Reporting Unit	Reporting Unit Fair Value in Excess of Carrying Value	Perpetual Nominal Growth Rate	Discount Rate

CBS Interactive	6.1%	3.5%	10.0%
CBS Radio	8.7%	2.0%	8.5%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        At December 31, 2010, the book value of goodwill for the CBS Interactive and CBS Radio reporting units was $883.8 million and $1.88 billion, respectively. An increase to the discount rates of 40 basis points and 60 basis points for Interactive and Radio, respectively, or a decrease to the perpetual nominal growth rates of 60 basis points and 80 basis points for Interactive and Radio, respectively, assuming no changes to other factors, would cause the fair values of these reporting units to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge.

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

        The discount rates and perpetual nominal growth rates used for each radio and television station for 2010 were as follows:

Reporting Unit	Discount Rate	Perpetual Nominal Growth Rate

Television stations	8.0%	2.5%
Radio stations	8.5%	2.0%

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

        Based on the 2010 annual impairment test, the estimated fair value of the FCC licenses in each radio and television market exceeded their respective carrying values and therefore no impairment charge was necessary. However, eight radio markets, which had an aggregate carrying value of FCC licenses of $1.63 billion, were each within 5% of their respective estimated fair value, and five radio markets, which had an aggregate carrying value of FCC licenses of $589.3 million, were each within 10% of their respective estimated fair value. Additionally, three television markets, which had an aggregate carrying value of FCC licenses of $596.3 million, were each within 10% of their respective estimated fair value. In each of the remaining radio and television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values at December 31, 2010 by more than 10%. A downward revision to the present value of future cash flows could result in impairment and a non-cash charge would be required. Such a charge could have a material effect on the Company's Consolidated Statement of Operations and Consolidated Balance Sheet.

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

Pensions

        Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the weighted average return of high quality bond portfolios, constructed to provide cash flows necessary to meet each of the Company's pension plans' expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2010, the unrecognized actuarial losses decreased from the prior year end, due primarily to an increase in plan asset values. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $3 million in 2011 pension expense and will change the projected benefit obligation by approximately $90 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $9 million in 2011 pension expense.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Income Taxes

        The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. When recording the worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. During 2010 and 2009, the Company recognized tax benefits of $28.1 million and $47.0 million, respectively, related to the net impact of the settlement of certain prior year tax audits. For positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $213.7 million at December 31, 2010 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Legal Matters

        Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

        In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

"fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing.

        Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010 and on December 22, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs. The parties are awaiting a decision from the Third Circuit.

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

        Claims Related to Former Businesses: Asbestos.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos containing grades of decorative micarta, a laminate used in commercial ships.

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2010, the Company had pending approximately 52,220 asbestos claims, as compared with approximately 62,360 as of December 31, 2009 and 68,520 as of December 31, 2008. During 2010, the Company received approximately 5,170 new claims and closed or moved to an inactive docket approximately 15,310 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2010 and 2009 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $13.7 million and $17.8 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

        Other.    The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to historical and predecessor operations of the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and product liability claims (other than asbestos) arising from historical operations of the Company and its predecessors.

        CBS Outdoor Limited has commenced legal actions against London Underground Limited with respect to disputes regarding project delays and other matters, including the calculation of franchise fees due from CBS Outdoor Limited arising under its 2006 transit contract with London Underground Limited. In these actions, CBS Outdoor Limited is seeking recovery of monetary damages and other forms of relief. In August 2010, CBS Outdoor Limited filed a claim against London Underground Limited in the High Court of Justice Queen's Bench Division Commercial Court in the U.K. and, in November 2010, London Underground Limited filed a defense and counterclaim against CBS Outdoor Limited, in each case, with respect to such franchise fee calculation disputes.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

  Foreign Exchange Risk

        The Company conducts business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows, generally within the next twelve months, in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar, foreign currency forward contracts are used. Additionally, the Company designates forward contracts used to hedge projected future television and film production costs as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income and reclassified to the statement of operations when the hedged item is recognized. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in "Other items, net" in the Consolidated Statements of Operations. The Company manages the use of foreign exchange derivatives centrally.

        At December 31, 2010, the notional amount of all foreign currency contracts was $113.9 million, of which $2.0 million relates to the hedging of future production costs and $111.9 million represents hedges of expected foreign currency cash flows. At December 31, 2009, the notional amount of all foreign currency contracts was $97.1 million, of which $2.1 million relates to the hedging of future production costs and $95.0 million represents hedges of expected foreign currency cash flows.

  Interest Rate Risk

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company had entered into fixed-to-floating rate swap agreements for a portion of this debt, which were designated as fair value hedges. In November 2009, prior to maturity, the Company settled its $350.0 million notional amount of interest rate swaps outstanding and received $9.9 million in cash. The Company did not have any interest rate swaps outstanding at December 31, 2010 and 2009.

  Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2010 or 2009, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. See Item 1A. "Risk Factors" in Part I of this report for additional information on the Company's relationship with NAI and Viacom Inc. At December 31, 2010, NAI directly or indirectly owned approximately 79% of CBS

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corp.'s voting Class A Common Stock and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

        Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $262.4 million, $243.3 million and $448.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Showtime Networks licenses motion picture programming from Paramount Pictures under an exclusive output agreement which covered feature films initially theatrically released in the U.S. through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the U.S. after 2007. In addition, CBS Corp. places advertisements with and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts purchased in connection with these transactions were $26.9 million, $23.0 million and $93.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

At December 31,	2010	2009

Amounts due from Viacom Inc.
Receivables	$104.0	$164.4
Other assets (Receivables, noncurrent)	252.2	268.3

Total amounts due from Viacom Inc.	$356.2	$432.7

Amounts due to Viacom Inc.
Accounts payable	$5.6	$2.8
Program rights	4.1	18.4
Other liabilities (Program rights, noncurrent)	.5	3.8

Total amounts due to Viacom Inc.	$10.2	$25.0

        Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp. earns revenues from The CW, primarily from the licensing of the Company's television programming. Total revenues from The CW were $136.1 million, $130.5 million and $121.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Transfers of Financial Assets

        Effective January 1, 2010, the Company prospectively adopted amended FASB guidance on accounting for transfers of financial assets. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this guidance required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As part of its effort to decrease debt and interest expense, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program during the first quarter of 2010, from $400.0 million at December 31, 2009 to zero and terminated the program.

Recent Pronouncements

Revenue Arrangements with Multiple Deliverables

        In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables, effective for the Company beginning January 1, 2011. This guidance establishes a hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price used for each deliverable will be based on Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price if neither Company-specific objective evidence nor third party evidence is available. This guidance requires the best estimate of the selling price that would be used to sell the deliverable on a stand-alone basis. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION
By:	/s/ LESLIE MOONVES Leslie Moonves President Chief Executive Officer
By:	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President Chief Financial Officer
By:	/s/ THOMAS S. SHILEN, JR. Thomas S. Shilen, Jr. Senior Vice President, Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CBS Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for transfers of financial assets in 2010.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 25, 2011

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2010		2009		2008

Revenues		$14,059.8		$13,014.6	$13,950.4
Expenses:
Operating		8,985.3		8,699.7	8,650.7
Selling, general and administrative		2,615.3		2,488.4	2,608.7
Restructuring charges (Note 4)		80.6		22.8	136.7
Impairment charges (Note 3)		—		210.0	14,181.4
Depreciation and amortization		562.3		582.3	531.6

Total expenses		12,243.5		12,003.2	26,109.1

Operating income (loss)		1,816.3		1,011.4	(12,158.7)
Interest expense		(528.8)		(542.0)	(546.6)
Interest income		5.5		6.0	42.2
Gain (loss) on early extinguishment of debt (Note 8)		(81.4)		(29.8)	8.4
Other items, net		9.9		(2.6)	79.6

Earnings (loss) before income taxes and equity in loss of investee companies		1,221.5		443.0	(12,575.1)
(Provision) benefit for income taxes		(462.7)		(182.8)	919.3
Equity in loss of investee companies, net of tax		(34.6)		(33.7)	(17.6)

Net earnings (loss)		$724.2		$226.5	$(11,673.4)

Basic net earnings (loss) per common share		$1.07		$.34	$(17.43)
Diluted net earnings (loss) per common share		$1.04	$	..33	$(17.43)
Weighted average number of common shares outstanding:
Basic		678.7		673.6	669.8
Diluted		694.5		682.9	669.8
Dividends per common share	$	..20	$	..20	$1.06

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$480.0	$716.7
Receivables, less allowances of $131.0 (2010) and $142.6 (2009)	3,248.1	2,900.2
Programming and other inventory (Note 5)	725.4	1,085.0
Deferred income tax assets, net (Note 11)	302.6	303.4
Prepaid income taxes	44.6	—
Prepaid expenses	177.9	174.5
Other current assets	351.2	455.9
Current assets of discontinued operations	4.9	1.2

Total current assets	5,334.7	5,636.9

Property and equipment:
Land	329.1	329.3
Buildings	709.3	706.6
Capital leases	196.9	196.3
Advertising structures	2,072.3	2,039.8
Equipment and other	1,797.1	1,726.0

	5,104.7	4,998.0
Less accumulated depreciation and amortization	2,410.5	2,139.3

Net property and equipment	2,694.2	2,858.7

Programming and other inventory (Note 5)	1,425.4	1,464.2
Goodwill (Note 3)	8,523.5	8,667.5
Intangible assets (Note 3)	6,623.8	6,753.7
Other assets	1,468.8	1,489.9
Assets of discontinued operations	72.2	91.1

Total Assets	$26,142.6	$26,962.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$438.4	$436.4
Accrued expenses	613.5	681.5
Accrued compensation	407.5	320.7
Participants' share and royalties payable	943.2	955.0
Program rights	601.1	729.2
Deferred revenues	291.5	461.5
Income taxes payable	—	4.0
Current portion of long-term debt (Note 8)	27.3	443.6
Other current liabilities	685.7	695.4
Current liabilities of discontinued operations	17.3	19.2

Total current liabilities	4,025.5	4,746.5

Long-term debt (Note 8)	5,973.5	6,553.3
Participants' share and royalties payable	900.8	967.2
Pension and postretirement benefit obligations (Note 12)	1,985.6	2,117.4
Deferred income tax liabilities, net (Note 11)	714.6	631.9
Other liabilities	2,519.6	2,669.4
Liabilities of discontinued operations	202.4	256.9
Commitments and contingencies (Note 13)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 43.7 (2010) and 51.8 (2009) shares issued	—	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 756.7 (2010) and 743.4 (2009) shares issued	.8	.7
Additional paid-in capital	43,442.5	43,479.2
Accumulated deficit	(29,647.5)	(30,371.7)
Accumulated other comprehensive loss (Note 1)	(286.0)	(395.5)

	13,509.8	12,712.8
Less treasury stock, at cost; 120.2 (2010) and 120.4 (2009) Class B Shares	3,689.2	3,693.4

Total Stockholders' Equity	9,820.6	9,019.4

Total Liabilities and Stockholders' Equity	$26,142.6	$26,962.0

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2010	2009	2008

Operating Activities:
Net earnings (loss)	$724.2	$226.5	$(11,673.4)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization	562.3	582.3	531.6
Impairment charges	—	210.0	14,181.4
Deferred tax provision (benefit)	275.7	216.4	(1,221.7)
Stock-based compensation	135.7	135.6	137.9
Loss (gain) on early extinguishment of debt	81.4	29.8	(8.4)
Net gain on disposition	(18.4)	(21.4)	(133.3)
Write-down of investments	—	7.7	71.1
Equity in loss of investee companies, net of tax and distributions	35.1	36.0	23.4
Decrease to accounts receivable securitization program (Note 8)	—	(150.0)	—
Amortization of deferred financing costs	15.7	7.8	4.9
Change in assets and liabilities, net of investing and financing activities
Increase in receivables	(13.1)	(53.8)	(126.8)
Decrease (increase) in inventory and related program and participation liabilities, net	121.5	(109.7)	243.9
Decrease in other assets	120.3	54.3	67.5
Decrease in accounts payable and accrued expenses	(115.0)	(242.4)	(142.4)
(Decrease) increase in income taxes	(77.0)	(88.5)	55.6
(Decrease) increase in deferred revenue	(86.5)	85.3	49.2
Other, net	(26.8)	13.5	86.0

Net cash flow provided by operating activities	1,735.1	939.4	2,146.5

Investing Activities:
Acquisitions, net of cash acquired	(11.3)	(26.1)	(2,035.3)
Capital expenditures	(284.3)	(261.6)	(474.1)
Investments in and advances to investee companies	(89.9)	(55.6)	(40.2)
Purchases of marketable securities	—	(35.6)	(6.4)
Proceeds from dispositions	18.3	128.8	198.2
Proceeds from sales of investments	—	1.4	212.7
Other investing activities	(.3)	(.5)	(9.0)

Net cash flow used for investing activities	(367.5)	(249.2)	(2,154.1)

Financing Activities:
Repayments to banks, including commercial paper, net	—	(1.5)	(5.3)
Proceeds from issuance of notes	1,094.2	974.4	—
Repayment of notes and debentures	(2,125.5)	(1,007.5)	(183.2)
Payment of capital lease obligations	(16.4)	(15.6)	(17.2)
Dividends	(141.7)	(297.3)	(705.4)
Purchase of Company common stock	(37.1)	(18.7)	(46.4)
Proceeds from exercise of stock options	6.8	—	31.2
Excess tax benefit from stock-based compensation	15.8	.4	6.5
Decrease to accounts receivable securitization program (Note 8)	(400.0)	—	—
Other financing activities	(.4)	(27.2)	—

Net cash flow used for financing activities	(1,604.3)	(393.0)	(919.8)

Net (decrease) increase in cash and cash equivalents	(236.7)	297.2	(927.4)
Cash and cash equivalents at beginning of year	716.7	419.5	1,346.9

Cash and cash equivalents at end of year	$480.0	$716.7	$419.5

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Year Ended December 31,
	2010		2009		2008

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	51.8	$.1	57.7	$.1	59.5	$.1
Conversion of A shares into B shares	(8.1)	(.1)	(5.9)	—	(1.8)	—

Balance, end of year	43.7	—	51.8	.1	57.7	.1

Class B Common Stock:
Balance, beginning of year	743.4	.7	733.5	.7	727.1	.7
Conversion of A shares into B shares	8.1	.1	5.9	—	1.8	—
Issuance of stock for RSU and restricted share vests	6.6	—	6.6	—	5.3	—
Exercise of stock options	1.3	—	—	—	1.4	—
Retirement of Treasury Stock	(2.7)	—	(2.6)	—	(2.1)	—

Balance, end of year	756.7	.8	743.4	.7	733.5	.7

Additional Paid-In Capital:
Balance, beginning of year		43,479.2		43,495.0		44,089.6
Stock-based compensation		132.1		131.4		139.1
Tax benefits related to employee stock-based transactions		1.3		7.3		24.4
Exercise of stock options		6.8		—		29.0
Retirement of Treasury Stock		(37.7)		(18.7)		(46.4)
Dividends		(139.2)		(135.8)		(725.9)
Spin-off of Viacom Inc.		—		—		(16.7)
Issuance of stock options for CNET acquisition		—		—		1.9

Balance, end of year		43,442.5		43,479.2		43,495.0

Accumulated Deficit:
Balance, beginning of year		(30,371.7)		(30,598.2)		(18,924.8)
Net earnings (loss)		724.2		226.5		(11,673.4)

Balance, end of year		(29,647.5)		(30,371.7)		(30,598.2)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(395.5)		(606.9)		10.1
Other comprehensive income (loss)		109.5		211.4		(617.0)

Balance, end of year		(286.0)		(395.5)		(606.9)

Treasury Stock, at cost:
Balance, beginning of year	120.4	(3,693.4)	120.4	(3,693.4)	114.7	(3,703.3)
Class B Common Stock purchased	2.7	(37.7)	2.6	(18.7)	8.1	(46.4)
Issuance of stock for deferred compensation	(.2)	4.2	—	—	(.3)	9.9
Retirement of Treasury Stock	(2.7)	37.7	(2.6)	18.7	(2.1)	46.4

Balance, end of year	120.2	(3,689.2)	120.4	(3,693.4)	120.4	(3,693.4)

Total Stockholders' Equity		$9,820.6		$9,019.4		$8,597.3

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2010	2009	2008

Net earnings (loss)	$724.2	$226.5	$(11,673.4)

Other Comprehensive Income (Loss), net of tax:
Cumulative translation adjustments	2.9	73.3	(216.3)
Net actuarial gain (loss) and prior service cost (Note 12)	104.4	136.8	(397.3)
Unrealized gain (loss) on securities	2.2	1.4	(23.5)
Reclassification adjustment for net unrealized loss on securities	—	—	20.1
Change in fair value of cash flow hedges	—	(.1)	—

Total Other Comprehensive Income (Loss), net of tax	109.5	211.4	(617.0)

Total Comprehensive Income (Loss)	$833.7	$437.9	$(12,290.4)

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Studios International and CBS Television Distribution; CBS Films; and CBS Interactive), Cable Networks (Showtime Networks, CBS College Sports Network and Smithsonian Networks), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor (CBS Outdoor, comprised of Outdoor Americas and Outdoor Europe).

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

        Programming Inventory—The Company acquires rights to programming and produces programming to exhibit on its broadcast and cable networks, broadcast television and radio stations, and in theaters. The costs incurred in acquiring and producing programs and theatrical films are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

        Television and theatrical film production costs (which include direct production costs, production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. The Company then estimates total revenues to be earned and costs to be incurred throughout the life of each television program or theatrical film. For television programming, estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market. Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode by episode basis. Once it can be demonstrated that a program can be successfully licensed in the secondary

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

market, estimates for all secondary market revenues such as domestic and foreign syndication, basic cable, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized, and estimated liabilities for participations are accrued, based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. The costs incurred in acquiring television programs are capitalized when the program is accepted and available for airing and expensed over the period in which an economic benefit is expected to be derived. Lifetime revenues estimates for internally produced television programming and theatrical films, and the estimated economic benefit for the acquired programming are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for participations.

        Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings (including capital leases)	20 to 40 years
Leasehold Improvements	4 to 15 years
Advertising Structures	5 to 20 years
Equipment and other (including capital leases)	3 to 20 years

        Depreciation expense, including capitalized lease amortization, was $432.4 million (2010), $448.7 million (2009) and $413.0 million (2008). Amortization expense related to capital leases was $17.9 million (2010 and 2009) and $17.6 million (2008). Accumulated amortization of capital leases was $116.0 million at December 31, 2010 and $98.1 million at December 31, 2009.

        Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangible assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by these assets to their net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net book value and the estimated fair value of the asset.

        Impairment of Investments—Investments are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, recent operating results, estimates based on comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred. These factors include the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

        Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are generally one level below the Company's operating segments. Intangible assets with finite lives, which primarily consist of leasehold and franchise agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 3 to 40 years. Goodwill and other intangible assets with indefinite lives, which consist primarily of FCC licenses and certain trade names, are not amortized but are

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge.

        Other Liabilities—Other liabilities consist primarily of the non-current portion of residual liabilities of previously disposed businesses, program rights obligations, deferred compensation and other employee benefit accruals.

        Discontinued Operations—Certain businesses that were previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with accounting rules in effect prior to 2002. Assets and liabilities remaining in discontinued operations related to these businesses primarily include aircraft leases that are generally expected to liquidate in accordance with contractual terms.

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

        Affiliate and subscription fees for cable and broadcast networks, television stations and online content are recognized in the period the service is provided. Costs for advertising and marketing services provided to the Company by cable, satellite and other distributors are recorded in selling, general and administrative expenses.

        Publishing revenues are recognized when merchandise is shipped. The Company records a provision for sales returns and allowances at the time of sale based upon historical trends which allow for a percentage of revenue recognized.

        Deferred revenues primarily consist of revenues related to advertising arrangements for which the revenues have not yet been earned. The amounts classified as current are expected to be earned within the next twelve months.

        Sales of Multiple Products or Services—Revenues derived from a single sales contract that contains multiple products and services are allocated based on the relative fair value of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $433.6 million (2010), $314.3 million (2009) and $344.5 million (2008).

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

        Income Taxes—The provision for income taxes includes federal, state, local, and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. The Company evaluates the realizability of deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. For tax positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved.

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

        Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers. The provision for doubtful accounts charged to expense was $42.8 million (2010), $47.2 million (2009) and $40.3 million (2008).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the years ended December 31, 2010 and 2009, respectively, stock options to purchase 30.9 million and 32.4 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the year ended December 31, 2008, all of the 36.5 million of outstanding stock options to purchase shares of Class B Common Stock and all of the 14.2 million of outstanding RSUs, PSUs and restricted shares were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2010	2009	2008

(in millions)
Weighted average shares for basic EPS	678.7	673.6	669.8
Dilutive effect of shares issuable under stock-based compensation plans	15.8	9.3	—

Weighted average shares for diluted EPS	694.5	682.9	669.8

        Comprehensive Income (Loss)—The components of other comprehensive income (loss) are net of the following tax (provision) benefit for the years ended December 31, 2010, 2009 and 2008: $39.3 million, $(88.9) million and $265.3 million, respectively, for net actuarial gain (loss) and prior service cost related to pension and other postretirement benefits plans and $(.3) million, $(1.0) million and $2.3 million, respectively, for unrealized gain (loss) on securities.

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost	Change in Fair Value of Cash Flow Hedges	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)

At December 31, 2007	$517.1	$(509.2)	$—	$2.2	$10.1
2008 Activity	(216.3)	(397.3) (a)	—	(3.4)	(617.0)

At December 31, 2008	300.8	(906.5)	—	(1.2)	(606.9)
2009 Activity	73.3	136.8	(.1)	1.4	211.4

At December 31, 2009	374.1	(769.7)	(.1)	.2	(395.5)
2010 Activity	2.9	104.4	—	2.2	109.5

At December 31, 2010	$377.0	$(665.3)	$(.1)	$2.4	$(286.0)

(a)
Primarily reflects actuarial losses resulting from pension plan asset performance.

        Stock-based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

        The following table summarizes the Company's stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008.

Year Ended December 31,	2010	2009	2008

RSUs, PSUs and restricted shares	$102.8	$104.8	$121.4
Stock options and equivalents	32.9	30.8	16.5

Stock-based compensation expense, before income taxes	135.7	135.6	137.9
Related tax benefit	(53.4)	(53.4)	(55.2)

Stock-based compensation expense, net of tax benefit	$82.3	$82.2	$82.7

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Company Common Stock Held by Subsidiaries—Certain wholly owned subsidiaries of the Company hold 179.3 million shares of CBS Corp. Class B Common Stock, of which 47.3 million shares were repurchased shares and 132.0 million shares were issued by the Company to wholly owned subsidiaries. The 47.3 million repurchased shares are reflected as treasury shares and the 132.0 million shares are eliminated in consolidation.

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

Transfers of Financial Assets

        Effective January 1, 2010, the Company prospectively adopted amended FASB guidance on accounting for transfers of financial assets. This amended guidance removes the concept of a qualifying special-purpose entity, establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this guidance required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As part of its effort to decrease debt and interest expense, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program during the first quarter of 2010, from $400.0 million at December 31, 2009 to zero and terminated the program.

Recent Pronouncements

Revenue Arrangements with Multiple Deliverables

        In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables, effective for the Company beginning January 1, 2011. This guidance establishes a hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price used for each deliverable will be based on Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price if neither Company-specific objective evidence nor third party evidence is available. This guidance requires the best estimate of the selling price that would be used to sell the deliverable on a stand-alone basis. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

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

Dispositions

        In August 2010, the Company completed the sale of its television station in Norfolk, Virginia to Local TV Holdings, LLC, for $16.5 million, resulting in a pre-tax gain of $7.6 million included in "Other items, net" in the Consolidated Statement of Operations for the year ended December 31, 2010.

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

3) GOODWILL AND INTANGIBLES

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

        Based on the 2010 annual impairment test, the estimated fair value of each of the Company's reporting units and indefinite-lived intangible assets is greater than its carrying value and therefore no impairment charge was required.

        The estimated fair value of each reporting unit is computed based upon the present value of future cash flows ("Discounted Cash Flow Method") and both the traded and transaction values of comparable businesses ("Market Comparable Method"). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method includes the Company's assumptions for growth rates, operating margins and capital expenditures for the projection period plus the residual value of the business at the end of the projection period. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company's

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation in the United States and long-term industry projections, and for 2010 was between 2.0% and 3.5%. The discount rates, which for 2010 ranged from 8.0% to 11.0%, are determined based on the average of the weighted average cost of capital of comparable entities.

        FCC licenses are tested for impairment at the geographic market level by comparing the fair value of the intangible asset by market with its book value. The Company considers each geographic market, which is comprised of all of the Company's radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method ("Greenfield Method"), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station's operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. In order to estimate the revenues of a start-up station, the total market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are similarly estimated based on industry-average data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry. For each television station and radio station, the discount rates used for 2010 were 8.0% and 8.5%, respectively, and the perpetual nominal growth rates used were 2.5% and 2.0%, respectively.

        During 2009, as a result of the Company's annual impairment test of FCC licenses, the Company recorded a pre-tax non-cash impairment charge of $178.3 million at the Local Broadcasting segment to reduce the carrying value of FCC licenses in certain radio markets. This impairment resulted from reductions in projections for advertising revenues due to a weakened radio advertising marketplace.

        Also in 2009, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $31.7 million to reduce the carrying value of FCC licenses by $20.7 million and the allocated goodwill by $11.0 million. (See Note 2.)

        During the third quarter of 2008, the Company performed an interim impairment test as a result of its assessment of factors, including the continuation of adverse market conditions, which affected the Company's market value and trading multiples for entities within the Company's industry, as well as the continued economic slowdown which adversely affected the Company's advertising revenues, primarily at the Company's local businesses. As a result of this interim impairment test, the Company recorded a pre-tax non-cash impairment charge of $14.12 billion to reduce the carrying value of goodwill by $10.99 billion and intangible assets by $3.13 billion. The charge was reflected as a reduction to goodwill at the Entertainment segment of $3.80 billion, the Local Broadcasting segment of $4.34 billion and the Outdoor segment of $2.85 billion, as well as a reduction to the carrying value of intangible assets related to FCC licenses at the Local Broadcasting segment of $3.12 billion and franchise agreements at the Outdoor segment of $8.2 million.

        Also in 2008, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $62.0 million to reduce the carrying value of FCC licenses by $30.4 million and the allocated goodwill by $31.6 million. (See Note 2.)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2010 and 2009, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2009	Acquisitions	Dispositions	Other (a)	Balance at December 31, 2010

Entertainment:
Goodwill	$9,392.3	$—	$—	$(40.1)	$9,352.2
Accumulated impairment losses	(6,294.5)	—	—	—	(6,294.5)

Goodwill, net of impairment	3,097.8	—	—	(40.1)	3,057.7

Cable Networks:
Goodwill	479.6	—	—	—	479.6
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	479.6	—	—	—	479.6

Publishing:
Goodwill	416.3	—	—	(9.8)	406.5
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	416.3	—	—	(9.8)	406.5

Local Broadcasting:
Goodwill	23,593.2	3.6	(75.8)	(54.8)	23,466.2
Accumulated impairment losses	(20,887.7)	—	71.8	—	(20,815.9)

Goodwill, net of impairment	2,705.5	3.6	(4.0)	(54.8)	2,650.3

Outdoor:
Goodwill	11,870.6	—	(15.4)	(36.8)	11,818.4
Accumulated impairment losses	(9,902.3)	—	13.3	—	(9,889.0)

Goodwill, net of impairment	1,968.3	—	(2.1)	(36.8)	1,929.4

Total:
Goodwill	45,752.0	3.6	(91.2)	(141.5)	45,522.9
Accumulated impairment losses	(37,084.5)	—	85.1	—	(36,999.4)

Goodwill, net of impairment	$8,667.5	$3.6	$(6.1)	$(141.5)	$8,523.5

(a)
Primarily reflects the establishment of deferred tax assets associated with liabilities assumed from prior acquisitions and foreign currency translation adjustments.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company's intangible assets were as follows:

At December 31, 2010	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$895.5	$(562.2)	$333.3
Franchise agreements	490.6	(271.5)	219.1
Other intangible assets	375.0	(210.6)	164.4

Total intangible assets subject to amortization	1,761.1	(1,044.3)	716.8
FCC licenses	5,738.2	—	5,738.2
Trade names	168.8	—	168.8

Total intangible assets	$7,668.1	$(1,044.3)	$6,623.8

At December 31, 2009	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$883.6	$(504.1)	$379.5
Franchise agreements	512.5	(261.7)	250.8
Other intangible assets	415.6	(199.2)	216.4

Total intangible assets subject to amortization	1,811.7	(965.0)	846.7
FCC licenses	5,738.2	—	5,738.2
Trade names	168.8	—	168.8

Total intangible assets	$7,718.7	$(965.0)	$6,753.7

        Amortization expense relating to intangible assets was $129.9 million (2010), $133.6 million (2009) and $118.6 million (2008). The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2011 through 2015, to be as follows:

	2011	2012	2013	2014	2015

Amortization expense	$117.4	$94.9	$83.8	$76.1	$68.2

4) RESTRUCTURING CHARGES

        During the year ended December 31, 2010, the Company recorded restructuring charges of $80.6 million, reflecting $65.9 million of severance costs associated with the elimination of positions and $15.6 million of contract termination and other associated costs, partially offset by the reversal of $.9 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2009, the Company recorded restructuring charges of $22.8 million, reflecting $20.8 million of severance costs and $6.7 million of contract termination and other associated costs, partially offset by the reversal of $4.7 million as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2008, the Company recorded restructuring charges of $136.7 million, which reflected $127.5 million of severance costs and $9.2 million of contract termination and other associated costs. As of December 31, 2010, the cumulative amount paid since the restructuring activities began in 2008 was $182.7 million, of which $166.8 million was for severance costs

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

and $15.9 million was related to contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011.

	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at December 31, 2010

Entertainment	$2.2	$22.8	$(13.7)	$11.3
Cable Networks	.1	3.1	(1.4)	1.8
Publishing	2.4	3.7	(3.9)	2.2
Local Broadcasting	28.6	25.2	(27.9)	25.9
Outdoor	6.2	25.8	(15.8)	16.2
Corporate	.3	—	(.3)	—

Total	$39.8	$80.6	$(63.0)	$57.4

	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at December 31, 2009

Entertainment	$17.3	$(.6)	$(14.5)	$2.2
Cable Networks	1.5	.1	(1.5)	.1
Publishing	3.9	3.8	(5.3)	2.4
Local Broadcasting	58.7	2.3	(32.4)	28.6
Outdoor	7.8	17.2	(18.8)	6.2
Corporate	1.5	—	(1.2)	.3

Total	$90.7	$22.8	$(73.7)	$39.8

5) PROGRAMMING AND OTHER INVENTORY

At December 31,	2010	2009

Program rights	$1,372.5	$1,737.5
Television programming:
Released (including acquired libraries)	533.9	547.9
In process and other	118.7	134.8
Theatrical programming:
Released	29.1	—
In process and other	26.7	58.5
Publishing, primarily finished goods	69.2	69.6
Other	.7	.9

Total programming and other inventory	2,150.8	2,549.2
Less current portion	725.4	1,085.0

Total noncurrent programming and other inventory	$1,425.4	$1,464.2

6) RELATED PARTIES

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At December 31, 2010, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

        Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $262.4 million, $243.3 million and $448.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Showtime Networks licenses motion picture programming from Paramount Pictures under an exclusive output agreement which covered feature films initially theatrically released in the U.S. through 2007. Showtime Networks has exhibition rights to each film licensed under this agreement during three pay television exhibition windows over the course of several years after each such film's initial theatrical release. This agreement has not been renewed for new feature films initially theatrically released in the U.S. after 2007. In addition, CBS Corp. places advertisements with and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts purchased in connection with these transactions were $26.9 million, $23.0 million and $93.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

At December 31,	2010	2009

Amounts due from Viacom Inc.
Receivables	$104.0	$164.4
Other assets (Receivables, noncurrent)	252.2	268.3

Total amounts due from Viacom Inc.	$356.2	$432.7

Amounts due to Viacom Inc.
Accounts payable	$5.6	$2.8
Program rights	4.1	18.4
Other liabilities (Program rights, noncurrent)	.5	3.8

Total amounts due to Viacom Inc.	$10.2	$25.0

        Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp. earns revenues from The CW, primarily from the licensing of the Company's television programming. Total revenues from The CW were $136.1 million, $130.5 million and $121.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) INVESTMENTS

        The Company accounts for its investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include the Company's 50% interest in The CW, a broadcast network. During 2010, the Company entered into a 50/50 joint venture with Reliance Broadcast Network Limited to create three new television channels in India, the first of which, BIG CBS Prime, launched in November 2010. Also, in 2010, the Company and a subsidiary of Ten Network Holdings Limited entered into a joint venture to provide content to ELEVEN, a digital multi-channel service, which launched in Australia in January 2011. The Company owns an approximately 33% interest in this venture. During 2009, the Company formed a 50/50 joint venture with Chellozone (UK) Limited to own and operate six television channels, including CBS branded channels, in the United Kingdom and Ireland.

        At December 31, 2010 and 2009, respectively, the Company had $101.0 million and $73.4 million of equity investments that are included in "Other assets" on the Consolidated Balance Sheets.

        Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2010 and 2009, respectively, the Company had $12.6 million and $13.4 million of cost investments that are included in "Other assets" on the Consolidated Balance Sheets. In 2009, the Company recorded pre-tax non-cash charges of $7.7 million in "Other items, net" in the Consolidated Statement of Operations to reflect other-than-temporary declines in the fair value of the Company's cost investments.

        At December 31, 2010 and 2009, the aggregate market value of the Company's available for sale investments was $12.7 million and $11.2 million, respectively. The market value of each individual investment was not below its carrying value on the Consolidated Balance Sheets. At December 31, 2010 and 2009, the mark-to-market adjustments in fair value for the available for sale investments which were recorded in accumulated other comprehensive income (loss) were $2.8 million ($2.4 million, net of tax) and $.3 million ($.2 million, net of tax), respectively.

        The Company invested $89.9 million, $55.6 million and $40.2 million, into its equity and cost investments during the years ended December 31, 2010, 2009 and 2008, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2010	2009

7.70% Senior Notes due 2010	$—	$416.2
6.625% Senior Notes due 2011	—	949.1
8.625% Debentures due 2012	152.9	252.3
5.625% Senior Notes due 2012	339.4	593.9
8.20% Senior Notes due 2014	396.8	395.8
8.875% Notes due 2014	100.9	101.6
7.625% Senior Debentures due 2016	199.6	199.6
4.625% Senior Notes due 2018	329.2	333.1
8.875% Senior Notes due 2019	587.8	586.3
5.750% Senior Notes due 2020	499.4	—
4.30% Senior Notes due 2021	299.2	—
7.875% Debentures due 2023	224.1	224.1
7.125% Senior Notes due 2023 (b)	52.2	52.2
7.875% Senior Debentures due 2030	1,273.4	1,274.6
5.50% Senior Debentures due 2033	428.0	447.2
5.90% Senior Notes due 2040	299.2	—
7.25% Senior Notes due 2051	—	335.0
6.750% Senior Notes due 2056	747.5	748.5
Other notes	1.9	2.7
Obligations under capital leases	89.8	105.2

Total debt (c)	6,021.3	7,017.4
Less discontinued operations debt (d)	20.5	20.5

Total debt from continuing operations	6,000.8	6,996.9
Less current portion	27.3	443.6

Total long-term debt from continuing operations, net of current portion	$5,973.5	$6,553.3

(a)
Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.

(b)
Issue of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., which is not guaranteed.

(c)
At December 31, 2010 and December 31, 2009, the senior debt balances included (i) a net unamortized premium of $1.3 million and $2.2 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $82.5 million and $92.4 million, respectively. The face value of the Company's total debt was $5.94 billion at December 31, 2010 and $6.92 billion at December 31, 2009.

(d)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        In November 2009, prior to maturity, the Company settled $350.0 million notional amount of interest rate swaps outstanding and received $9.9 million in cash. In December 2008, prior to maturity, the Company settled $1.0 billion notional amount of interest rate swaps outstanding and received $88.4 million in cash. The increase in the carrying value of the debt attributable to the risk hedged by these interest rate swaps is being amortized as a reduction to interest expense over the term of the debt. The Company did not have any interest rate swaps outstanding at December 31, 2010 and 2009.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2010 and 2009, debt issuances, redemptions and repurchases were as follows:

Debt Issuances

  October 2010, $300.0 million 4.30% senior notes due 2021
  October 2010, $300.0 million 5.90% senior notes due 2040
  April 2010, $500.0 million 5.75% senior notes due 2020
  June 2009, $250.0 million 8.875% senior notes due 2019
  May 2009, $350.0 million 8.875% senior notes due 2019
  May 2009, $400.0 million 8.20% senior notes due 2014

Debt Redemptions

  2010

  $543.9 million 6.625% senior notes due 2011
  $414.6 million 7.70% senior notes due 2010
  $335.0 million 7.25% senior notes due 2051

Debt Repurchases

  2010

  $400.0 million 6.625% senior notes due 2011, through a tender offer
  $97.7 million 8.625% debentures due 2012, through tender offers
  $252.3 million 5.625% senior notes due 2012, through tender offers
  $6.1 million 6.625% senior notes due 2011
  $19.5 million 5.50% senior debentures due 2033

  2009

  $825.5 million 7.70% senior notes due 2010, through a tender offer
  $152.8 million 7.70% senior notes due 2010

        These transactions resulted in a pre-tax loss on early extinguishment of debt of $81.4 million and $29.8 million for the years ended December 31, 2010 and 2009, respectively.

        At December 31, 2010, the Company's scheduled maturities of long-term debt at face value, excluding capital leases were as follows:

	2011	2012	2013	2014	2015	2016 and Thereafter

Long-term debt	$1.9	$490.2	$—	$498.6	$—	$4,857.0

Credit Facility

        At December 31, 2010, the Company had a $2.0 billion revolving credit facility which expires in December 2012 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of the fourth quarter of 2010, subject to future reductions, and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At December 31, 2010, the Company's Consolidated Leverage Ratio was approximately 2.3x and Consolidated Coverage Ratio was approximately 5.3x.

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

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2010, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At December 31, 2010, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

Accounts Receivable Securitization Program

        The Company participated in a revolving accounts receivable securitization program which provided for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program to zero from $400.0 million at December 31, 2009 and terminated the program.

        On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, the decrease to the accounts receivable securitization program of $400.0 million during 2010 is reflected as cash flows used for financing activities and the decrease of $150.0 million during 2009 is reflected as cash flows used for operating activities under previous FASB guidance.

        During the period before the termination of the program in 2010 and for the year ended December 31, 2009, proceeds from collections of securitized accounts receivables of $263.1 million and $1.47 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $.5 million for 2010 and $6.7 million for the year ended December 31, 2009.

9) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures. At December 31, 2010 and 2009, the carrying value of the senior debt was $5.93 billion and $6.91 billion, respectively, and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $6.54 billion and $7.25 billion, respectively.

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

        Foreign exchange forward contracts have principally been used to hedge projected cash flows, generally within the next twelve months, in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. The Company designates forward contracts used to hedge projected future television and film production costs as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income ("OCI") and reclassified to the statement of operations when the hedged item is recognized. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in "Other items, net" in the Consolidated Statements of Operations.

        At December 31, 2010, the notional amount of all foreign currency contracts was $113.9 million, of which $2.0 million related to the hedging of future production costs and $111.9 million represents hedges of expected foreign currency cash flows. At December 31, 2009, the notional amount of all foreign currency contracts was $97.1 million, of which $2.1 million related to the hedging of future production costs and $95.0 million represented hedges of expected foreign currency cash flows.

        All of the Company's long-term debt has been issued under fixed interest rate agreements. During 2009, the Company entered into fixed-to-floating rate swap agreements for a portion of its debt, which were designated as fair value hedges. Gains or losses on interest rate swaps were recorded as a change in the carrying value of the debt attributable to the risk being hedged. During the fourth quarter of 2009, the Company settled all of its interest rate swaps outstanding. The Company did not have any interest rate swaps outstanding during 2010.

        The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2010 and 2009, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

        The fair value of derivative financial instruments recorded on the Consolidated Balance Sheets were as follows:

At December 31,	2010	2009	Balance Sheet Account

Foreign exchange contracts:
Designated hedging instruments:
Liabilities	$(.1)	$(.1)	Other current liabilities
Non-designated hedging instruments:
Assets	$.3	$—	Other current assets
Liabilities	$(3.4)	$(5.7)	Other current liabilities

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Gains (losses) recognized on derivative financial instruments were as follows:

Year Ended December 31,	2010	2009	Financial Statement Account

Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$(.1)	$(.1)	Change in fair value of cash flow hedges
Reclassified from accumulated OCI	$1.0	$3.0	Programming costs
Non-designated hedging instruments	$(4.4)	$(11.5)	Other items, net

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

        Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2010, 2009, and 2008, resulting in total annual dividends of $139.2 million, $135.8 million and $725.9 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

        Purchase of Company Stock—On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program with respect to its Class A and Class B Common Stock. The Company began using this program to repurchase shares of CBS Corp. Class B Common Stock in 2011. In connection with the approval of this program, the Company's previous share repurchase programs, which had remaining authorization of $649.4 million, were terminated.

        The Company purchased 2.7 million shares (2010), 2.6 million shares (2009) and 2.1 million shares (2008) of its Class B Common Stock that were surrendered by employees to the Company to satisfy their tax withholding obligations from the payment of shares related to the vesting of restricted stock units ("RSUs"). In January 2008, the Company received 6.0 million shares of CBS Corp. Class B Common Stock upon settlement of a 2007 accelerated share repurchase transaction.

        Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were 8.1 million, 5.9 million and 1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Equity Incentive Plans—The Company has equity incentive plans (the "Plans") under which stock options, stock option equivalents, RSUs and market-based performance share units ("PSUs") were issued.

        The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, phantom shares, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization. At December 31, 2010 there were 50.9 million shares available for future grant under the Plans.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

RSUs and PSUs

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

        Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2010 was $130.6 million, which is expected to be recognized over a weighted average period of 2.3 years.

        The following table summarizes the Company's RSU and target PSU activity.

	RSUs and PSUs	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2009	20,230,321	$12.33

Granted	9,058,550	13.33
Vested	(6,648,291)	15.35
Forfeited	(1,535,849)	12.59

Non-vested at December 31, 2010	21,104,731	$11.78

Stock Options and Equivalents

        Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three- to four-year service period and generally expire eight to ten years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary. Stock option equivalents are settled in cash upon exercise and therefore, the Company remeasures the fair value of these awards at each reporting date using the Black-Scholes option-pricing model. At both December 31, 2010 and 2009 the Company had 1.8 million stock option equivalents outstanding.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The weighted average fair value of stock options as of the grant date was $4.97, $2.41 and $3.12 in 2010, 2009 and 2008, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008

Expected dividend yield	1.49%	3.49%	5.62%
Expected stock price volatility	44.00%	53.93%	28.97%
Risk-free interest rate	2.45%	2.58%	3.06%
Expected term of options (years)	5.19	5.19	4.99

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

        Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at December 31, 2010 was $59.5 million, which is expected to be expensed over a weighted average period of 2.5 years.

        The following table summarizes the Company's stock option activity under the Plans.

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2009	46,067,149	$20.79

Granted	6,648,665	13.45
Exercised	(1,259,634)	5.40
Forfeited or Expired	(4,810,924)	35.85

Outstanding at December 31, 2010	46,645,256	$18.60

Exercisable at December 31, 2010	24,466,622	$24.99

        The following table summarizes other information relating to stock option exercises during the years ended December 31, 2010, 2009 and 2008.

Year Ended December 31,	2010	2009	2008

Cash received from stock option exercises	$6.8	$—	$31.2
Tax benefit of stock option exercises	$5.0	$—	$1.4
Intrinsic value	$12.9	$—	$3.4

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2010.

	Outstanding			Exercisable

Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$5 to 9.99	13,411,397	6.12	$5.33	3,543,725	$5.30
$10 to 19.99	12,100,625	6.58	$14.20	2,213,918	$15.64
$20 to 29.99	12,949,860	4.03	$27.31	10,867,571	$27.40
$30 to 39.99	7,417,071	2.39	$32.02	7,075,105	$32.02
$40 to 49.99	766,303.03		$43.35	766,303	$43.35

	46,645,256			24,466,622

        Stock options outstanding at December 31, 2010 have a weighted average remaining contractual life of 4.97 years and the total intrinsic value for "in-the-money" options was $242.7 million. Stock options exercisable at December 31, 2010 have a weighted average remaining contractual life of 3.79 years and the total intrinsic value for "in-the-money" options was $56.3 million.

11) INCOME TAXES

        The U.S. and foreign components of earnings (loss) before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2010	2009	2008

United States	$1,070.4	$381.2	$(12,411.4)
Foreign	151.1	61.8	(163.7)

Total	$1,221.5	$443.0	$(12,575.1)

        The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2010	2009	2008

Current:
Federal	$89.3	$(80.6)	$164.5
State and local	37.7	14.2	83.5
Foreign	60.0	32.8	54.4

	187.0	(33.6)	302.4
Deferred (a)	275.7	216.4	(1,221.7)

Provision (benefit) for income taxes	$462.7	$182.8	$(919.3)

(a)
Includes a tax benefit of $78.8 million in 2009 and $1.45 billion in 2008 associated with the non-cash impairment charges of $210.0 million and $14.18 billion, respectively.

        The equity in loss of investee companies is shown net of tax on the Company's Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2010, 2009 and

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2008 were $22.5 million, $21.9 million, and $11.8 million, respectively, which represented an effective tax rate of 39.4% for both 2010 and 2009 and 40.0% for 2008.

        In 2010 and 2009, the Company realized tax benefits from the exercise of stock options and vesting of RSUs, PSUs and restricted shares of $39.8 million and $17.7 million, respectively.

        The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision (benefit) for income taxes is summarized as follows:

Year Ended December 31,	2010	2009	2008

Taxes on income at U.S. federal statutory rate	$427.5	$155.1	$(4,401.3)
State and local taxes, net of federal tax benefit	57.1	35.6	(73.6)
Effect of foreign operations	(25.0)	(18.7)	82.0
Impairment charges	—	3.4	3,502.0
Change in tax law	62.2	—	—
Audit settlements, net	(28.1)	(47.0)	(39.6)
Stock-based compensation	—	42.6	7.2
Other, net (a)	(31.0)	11.8	4.0

Provision (benefit) for income taxes	$462.7	$182.8	$(919.3)

(a)
2010 includes a $26.4 million reversal of previously established deferred tax liabilities.

        The following table is a summary of the components of deferred income tax assets and liabilities.

At December 31,	2010	2009

Deferred income tax assets:
Provision for expenses and losses	$909.6	$787.7
Pension, postretirement and other employee benefits	793.4	859.8
Tax credit and loss carryforwards	406.9	388.5
Other	128.9	126.5

Total deferred income tax assets	2,238.8	2,162.5
Valuation allowance	(339.0)	(224.8)

Net deferred income tax assets	1,899.8	1,937.7

Deferred income tax liabilities:
Property, equipment and intangible assets	(2,311.8)	(2,266.2)

Total deferred income tax liabilities	(2,311.8)	(2,266.2)

Deferred income tax liabilities, net	$(412.0)	$(328.5)

        In addition to the deferred income taxes reflected in the table above, the Company included net non-current deferred income tax assets of $10.9 million and $28.7 million in "Assets of discontinued operations" on the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

        At December 31, 2010, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $1.14 billion, which expire in various years from 2011 through 2028.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The 2010 and 2009 deferred income tax assets were reduced by a valuation allowance of $339.0 million and $224.8 million, respectively, principally relating to income tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $3.20 billion at December 31, 2010 and $3.01 billion at December 31, 2009. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the amount of unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

        The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2008	$278.8

Additions for current year tax positions	26.9
Additions for prior year tax positions	39.4
Reductions for prior year tax positions	(86.7)
Statute of limitations lapses	(.1)

At December 31, 2008	258.3

Additions for current year tax positions	11.3
Additions for prior year tax positions	22.4
Reductions for prior year tax positions	(49.0)
Cash settlements	(12.9)
Statute of limitations lapses	(.4)

At December 31, 2009	229.7

Additions for current year tax positions	13.7
Additions for prior year tax positions	17.3
Reductions for prior year tax positions	(42.4)
Cash settlements	(4.3)
Statute of limitations lapses	(.3)

At December 31, 2010	$213.7

        At December 31, 2010 and 2009, $55.6 million and $52.9 million, respectively, of the reserve for uncertain tax positions were included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        The reserve for uncertain tax positions of $213.7 million at December 31, 2010 includes $154.1 million which would affect the Company's effective income tax rate if and when recognized in future years.

        The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. For the years ended December 31, 2010, 2009 and 2008, the Company recognized interest and penalties of $10.8 million, $15.7 million and $38.5 million, respectively, in the Consolidated Statements of Operations. As of December 31, 2010 and 2009, the Company has recorded

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

liabilities for accrued interest and penalties of $59.1 million and $68.4 million, respectively, on the Consolidated Balance Sheets.

        During 2010, the Company and the Internal Revenue Service ("IRS") settled, with the exception of one disputed item, the Company's federal income tax audit for the years 2006 and 2007. This disputed item is currently being contested through the IRS appeals process. During 2009, the Company and the IRS settled the Company's federal income tax audit for the year 2005. The IRS is expected to commence its examination of the years 2008 and 2009 in March 2011. In addition, various tax years are currently under examination by state and local, and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and accordingly, unforeseen events could cause the Company's current expectation to change in the future.

12) PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974, the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. During 2010 and 2009, the Company made discretionary contributions of $167.0 million and $20.0 million, respectively, to pre-fund its qualified pension plans. Plan assets consist principally of corporate bonds, equity securities and U.S. government securities. The Company's common stock represents approximately .8% and .6% of the plan assets' fair values at December 31, 2010 and 2009, respectively.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in benefit obligation for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation, beginning of year	$4,897.2	$4,905.8	$829.0	$832.9
Service cost	31.0	31.5	.6	.8
Interest cost	267.4	290.4	43.3	49.4
Actuarial loss (gain)	189.9	86.8	(12.9)	11.8
Benefits paid	(414.4)	(427.1)	(97.4)	(89.8)
Participants' contributions	.1	.1	12.5	12.1
Amendments	11.4	—	—	—
Curtailments	(3.3)	—	—	—
Settlements	(6.4)	(18.0)	—	—
Retiree Medicare drug subsidy	—	—	9.4	11.8
Cumulative translation adjustments	8.6	27.7	—	—

Benefit obligation, end of year	$4,981.5	$4,897.2	$784.5	$829.0

        The following table sets forth the change in plan assets for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Change in plan assets:
Fair value of plan assets, beginning of year	$3,482.8	$3,354.4	$4.8	$4.8
Actual return on plan assets	370.7	476.6	.4	.2
Employer contributions	218.0	68.2	75.3	65.7
Benefits paid	(414.4)	(427.1)	(97.4)	(89.8)
Participants' contributions	.1	.1	12.5	12.1
Settlements	(6.4)	(18.4)	—	—
Retiree Medicare drug subsidy	—	—	9.4	11.8
Cumulative translation adjustments	9.4	29.0	—	—

Fair value of plan assets, end of year	$3,660.2	$3,482.8	$5.0	$4.8

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company's Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2010	2009	2010	2009

Funded status at end of year	$(1,321.3)	$(1,414.4)	$(779.5)	$(824.2)

Amounts recognized on the Consolidated
Balance Sheets:
Other assets	$14.6	$12.7	$—	$—
Current liabilities	(47.1)	(47.0)	(82.7)	(86.9)
Noncurrent liabilities	(1,288.8)	(1,380.1)	(696.8)	(737.3)

Net amounts recognized	$(1,321.3)	$(1,414.4)	$(779.5)	$(824.2)

        The funded status of the Company's qualified pension plans was $(743.2) million and $(866.7) million at December 31, 2010 and 2009, respectively.

        The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2010	2009	2010	2009

Net actuarial (loss) gain	$(1,375.1)	$(1,448.5)	$173.3	$170.8
Net prior service (cost) credit	(16.3)	(5.5)	3.9	4.6
Share of equity investee	.4	(.3)	(.2)	(.2)

	(1,391.0)	(1,454.3)	177.0	175.2
Deferred income taxes	554.1	579.0	(5.4)	(69.6)

Net amount recognized in accumulated other comprehensive income (loss)	$(836.9)	$(875.3)	$171.6	$105.6

        The accumulated benefit obligation for all defined pension plans was $4.91 billion and $4.83 billion at December 31, 2010 and 2009, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2010	2009

Projected benefit obligation	$4,821.1	$4,742.5
Accumulated benefit obligation	$4,751.6	$4,670.1
Fair value of plan assets	$3,485.1	$3,315.4

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2010	2009	2008	2010	2009	2008

Components of net periodic cost:
Service cost	$31.0	$31.5	$33.9	$.6	$.8	$1.1
Interest cost	267.4	290.4	299.9	43.3	49.4	50.9
Expected return on plan assets	(226.9)	(220.2)	(276.6)	(.1)	—	(.1)
Amortization of actuarial losses (gains)	71.6	84.5	33.0	(10.6)	(11.1)	(10.6)
Amortization of prior service cost (credit)	.6	.6	.4	(.7)	(.6)	(.6)
Curtailment gains	(.9)	—	—	—	—	—
Settlement (gains) losses	(.6)	—	3.0	—	—	—

Net periodic cost	$142.2	$186.8	$93.6	$32.5	$38.5	$40.7

Year Ended December 31, 2010	Pension Benefits	Postretirement Benefits

Other comprehensive income (loss):
Actuarial gains	$1.8	$13.1
Amendment losses	(11.4)	—
Amortization of actuarial losses (gains)	71.6	(10.6)
Amortization of prior service cost (credit)	.6	(.7)
Share of equity investee	.7	—

	63.3	1.8
Deferred income taxes (a)	(24.9)	64.2

Recognized in other comprehensive income, net of tax	$38.4	$66.0

(a)
The deferred income tax benefit on Postretirement Benefits includes a $68.7 million reduction to deferred tax liabilities.

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $65.1 million and $1.5 million, respectively. The estimated net actuarial gain and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $10.2 million and $.9 million, respectively.

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.2%	5.7%	5.1%	5.6%
Rate of compensation increase	2.8%	2.7%	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	5.7%	6.2%	5.6%	6.3%
Expected long-term return on plan assets	6.9%	7.0%	2.0%	2.0%
Rate of compensation increase	2.7%	2.6%	N/A	N/A

N/A—not applicable

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

        The following assumptions were also used in accounting for postretirement benefits.

	2010	2009

Projected health care cost trend rate for participants of age 65 and below	8.0%	8.0%
Projected health care cost trend rate for participants above age 65	9.0%	9.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2016	2016
Year ultimate trend rate is achieved for participants above 65	2018	2018

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total service and interest cost components	$.8	$(.8)
Effect on the accumulated postretirement benefit obligation	$18.3	$(16.9)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Plan Assets

        The asset allocations for the Company's U.S. qualified defined benefit pension plan trusts and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for one of the Company's U.S. pension plan trusts, which accounted for 72% of total plan assets at December 31, 2010, is to invest between 78% - 90% in fixed income instruments, 10% - 18% in equity securities and the remainder in cash and other investments. At December 31, 2010, this trust was invested approximately 78% in long duration fixed income instruments and 16% in equity instruments. For the Company's other U.S. pension plan trust, which accounted for 22% of total plan assets at December 31, 2010, the target asset allocation is 37% - 47% in long duration fixed income instruments, 47% - 57% in equity securities and the remainder in cash and other investments. At December 31, 2010, this trust was invested approximately 38% in fixed income instruments and 53% in equity instruments. Other trusts, which fund the Company's international pension plans, accounted for 6% of total plan assets at December 31, 2010 and are invested approximately 73% in fixed income instruments and 24% in equity instruments. Long duration fixed income investments consist of a diversified portfolio of investment grade fixed income instruments with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are regularly reviewed.

        The following tables set forth the Company's pension plan assets measured at fair value on a recurring basis at December 31, 2010 and 2009. These assets have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in Level 1, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2010	Level 1	Level 2	Level 3	Total

Cash	$117.0	$—	$—	$117.0
Money market funds	—	96.3	—	96.3
Equity securities: (a)
U.S. large capitalization	194.3	313.4	—	507.7
U.S. small capitalization	84.4	4.4	—	88.8
International equity (b)	—	295.9	—	295.9
Fixed income securities:
U.S. treasury securities	85.2	—	—	85.2
Government related securities	57.3	232.3	—	289.6
Corporate bonds (c)	—	1,891.5	—	1,891.5
Mortgage-backed and asset-backed securities	—	185.2	5.0	190.2
Limited partnerships	—	—	81.9	81.9
Other	—	16.1	—	16.1

Total assets	$538.2	$3,035.1	$86.9	$3,660.2

At December 31, 2009	Level 1	Level 2	Level 3	Total

Cash	$26.0	$—	$—	$26.0
Money market funds	—	133.1	—	133.1
Equity securities (a)	202.8	547.4	—	750.2
Fixed income securities:
U.S. treasury securities	99.6	—	—	99.6
Government related securities	48.6	166.8	—	215.4
Corporate bonds (c)	—	1,814.4	—	1,814.4
Mortgage-backed and asset-backed securities	—	337.1	5.2	342.3
Limited partnerships	—	—	77.0	77.0
Other	—	24.8	—	24.8

Total assets	$377.0	$3,023.6	$82.2	$3,482.8

(a)
Assets categorized as Level 2 reflect investments in common collective funds.

(b)
Includes $44.4 million of investments in emerging market funds.

(c)
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets at December 31, 2010.

	Limited Partnerships	Mortgage- backed Securities	Total

At January 1, 2009	$142.5	$5.5	$148.0

Actual return on investments:
Related to investments held at end of year	(56.8)	—	(56.8)
Related to investments sold during the year	.5	—	.5
Purchases, sales and settlements, net	(9.2)	(.3)	(9.5)

At December 31, 2009	77.0	5.2	82.2

Actual return on investments:
Related to investments held at end of year	3.3	—	3.3
Related to investments sold during the year	(.1)	—	(.1)
Purchases, sales and settlements, net	1.7	(.2)	1.5

At December 31, 2010	$81.9	$5.0	$86.9

        The Company's other postretirement benefits plan assets of $5.0 million and $4.8 million at December 31, 2010 and December 31, 2009, respectively, were invested in U.S. fixed income index funds, which were categorized as Level 2 assets.

Future Benefit Payments

        The estimated future benefit payments are as follows:

	2011	2012	2013	2014	2015	2016-2020

Pension	$437.7	$432.6	$421.6	$409.1	$394.0	$1,783.4
Postretirement	$96.4	$95.1	$93.0	$90.5	$86.9	$377.6
Retiree Medicare drug subsidy	$13.7	$14.2	$14.6	$14.8	$15.0	$73.7

        In 2011, the Company expects to contribute a minimum of $130 million to its pension plans. The Company, at its discretion, may make additional contributions in 2011 to pre-fund its qualified pension plans. Also in 2011, the Company expects to contribute approximately $83 million to its other postretirement benefit plans.

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $35.1 million (2010) and $34.6 million (2009). In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $40.6 million, $40.0 million and $43.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Programming and talent commitments of the Company, estimated to aggregate $7.99 billion as of December 31, 2010, primarily include $3.92 billion for sports programming rights, $3.29 billion relating to television, radio, and film production and licensing and $777.1 million for talent contracts. A majority of such commitments is payable over several years, as part of the normal course of business.

        The Company has long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders. At December 31, 2010, future minimum operating lease payments are estimated to aggregate $2.37 billion, of which $898.7 million relates to Outdoor billboards.

        The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $640.1 million as of December 31, 2010.

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

        At December 31, 2010, minimum rental payments under leases and minimum franchise payments are as follows:

	Leases		Guaranteed Minimum Franchise Payments
	Capital	Operating

2011	$22.5	$315.7	$400.8
2012	19.7	279.9	362.5
2013	12.4	253.7	303.0
2014	8.9	229.8	292.2
2015	8.8	205.2	157.6
2016 and thereafter	39.9	1,089.1	98.7

Total minimum payments	$112.2	$2,373.4	$1,614.8
Less amounts representing interest	22.4

Present value of minimum payments	$89.8

        Future minimum operating lease payments have been reduced by future minimum sublease income of $111.9 million. Rent expense was $594.1 million (2010), $617.1 million (2009) and $647.5 million (2008).

Guarantees

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31,

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2010, the outstanding letters of credit and surety bonds approximated $386.1 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

        Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself in the litigation.

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

        In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing.

        Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010 and on December 22, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs. The parties are awaiting a decision from the Third Circuit.

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

        Claims Related to Former Businesses: Asbestos.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos containing grades of decorative micarta, a laminate used in commercial ships.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2010, the Company had pending approximately 52,220 asbestos claims, as compared with approximately 62,360 as of December 31, 2009 and 68,520 as of December 31, 2008. During 2010, the Company received approximately 5,170 new claims and closed or moved to an inactive docket approximately 15,310 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2010 and 2009 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $13.7 million and $17.8 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

        Other.    The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to historical and predecessor operations of the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and product liability claims (other than asbestos) arising from historical operations of the Company and its predecessors.

        CBS Outdoor Limited has commenced legal actions against London Underground Limited with respect to disputes regarding project delays and other matters, including the calculation of franchise fees due from CBS Outdoor Limited arising under its 2006 transit contract with London Underground Limited. In these actions, CBS Outdoor Limited is seeking recovery of monetary damages and other forms of relief. In August 2010, CBS Outdoor Limited filed a claim against London Underground Limited in the High Court of Justice Queen's Bench Division Commercial Court in the U.K. and, in November 2010, London Underground Limited filed a defense and counterclaim against CBS Outdoor Limited, in each case, with respect to such franchise fee calculation disputes.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

14) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in Level 1, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset.

At December 31, 2010	Level 1	Level 2	Level 3	Total

Assets:
Investments	$66.4	$—	$—	$66.4
Foreign currency hedges	—	.3	—	.3

Total Assets	$66.4	$.3	$—	$66.7

Liabilities:
Deferred compensation	$—	$161.8	$—	$161.8
Foreign currency hedges	—	3.5	—	3.5

Total Liabilities	$—	$165.3	$—	$165.3

At December 31, 2009	Level 1	Level 2	Level 3	Total

Assets:
Investments	$57.2	$—	$—	$57.2

Total Assets	$57.2	$—	$—	$57.2

Liabilities:
Deferred compensation	$—	$138.6	$—	$138.6
Foreign currency hedges	—	5.8	—	5.8

Total Liabilities	$—	$144.4	$—	$144.4

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

        The Company's assets recorded at fair value on a non-recurring basis during 2009 consisted of goodwill and intangible assets for which non-cash impairment charges were recorded to reduce the book value of the asset to its fair value as determined using other non-observable inputs (Level 3).

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

Year Ended December 31,	2010	2009	2008

Revenues:
Entertainment	$7,390.7	$6,976.7	$6,878.8
Cable Networks	1,475.1	1,347.2	1,264.5
Publishing	790.8	793.5	857.7
Local Broadcasting	2,782.5	2,359.7	2,950.4
Outdoor	1,819.2	1,722.6	2,170.6
Eliminations	(198.5)	(185.1)	(171.6)

Total Revenues	$14,059.8	$13,014.6	$13,950.4

        Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2010	2009	2008

Intercompany Revenues:
Entertainment	$157.2	$143.8	$132.9
Cable Networks	.4	1.5	2.4
Local Broadcasting	21.8	19.8	19.8
Outdoor	19.1	20.0	16.5

Total Intercompany Revenues	$198.5	$185.1	$171.6

        The Company presents segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges" or "Segment OIBDA" if there is no impairment charge) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

Year Ended December 31,	2010	2009	2008

Segment OIBDA before Impairment Charges:
Entertainment	$871.5	$875.9	$1,022.8
Cable Networks	566.2	461.0	389.5
Publishing	68.1	50.2	88.2
Local Broadcasting	839.7	512.9	820.0
Outdoor	262.8	168.7	467.4
Corporate	(218.2)	(147.1)	(157.1)
Residual costs	(14.9)	(115.7)	(79.2)
Eliminations	3.4	(2.2)	2.7

OIBDA before Impairment Charges	2,378.6	1,803.7	2,554.3
Impairment charges	—	(210.0)	(14,181.4)
Depreciation and amortization	(562.3)	(582.3)	(531.6)

Operating Income (Loss)	1,816.3	1,011.4	(12,158.7)
Interest expense	(528.8)	(542.0)	(546.6)
Interest income	5.5	6.0	42.2
Gain (loss) on early extinguishment of debt	(81.4)	(29.8)	8.4
Other items, net	9.9	(2.6)	79.6

Earnings (loss) before income taxes and equity in
loss of investee companies	1,221.5	443.0	(12,575.1)
(Provision) benefit for income taxes	(462.7)	(182.8)	919.3
Equity in loss of investee companies, net of tax	(34.6)	(33.7)	(17.6)

Net earnings (loss)	$724.2	$226.5	$(11,673.4)

Year Ended December 31,	2010	2009	2008

Operating Income (Loss):
Entertainment	$708.4	$699.9	$(2,914.1)
Cable Networks	543.9	437.4	364.3
Publishing	60.9	42.5	78.7
Local Broadcasting	740.1	212.4	(6,809.1)
Outdoor	13.9	(96.9)	(2,631.7)
Corporate	(239.4)	(166.0)	(170.3)
Residual costs	(14.9)	(115.7)	(79.2)
Eliminations	3.4	(2.2)	2.7

Total Operating Income (Loss)	$1,816.3	$1,011.4	$(12,158.7)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2010	2009	2008

Depreciation and Amortization:
Entertainment	$163.1	$176.0	$140.1
Cable Networks	22.3	23.6	25.2
Publishing	7.2	7.7	9.5
Local Broadcasting	99.6	90.5	99.7
Outdoor	248.9	265.6	243.9
Corporate	21.2	18.9	13.2

Total Depreciation and Amortization	$562.3	$582.3	$531.6

Year Ended December 31,	2010	2009	2008

Impairment Charges:
Entertainment	$—	$—	$3,796.8
Local Broadcasting	—	210.0	7,529.4
Outdoor	—	—	2,855.2

Total Impairment Charges	$—	$210.0	$14,181.4

Year Ended December 31,	2010	2009	2008

Stock-based Compensation:
Entertainment	$42.9	$44.2	$47.4
Cable Networks	5.1	6.3	8.6
Publishing	3.0	3.5	4.2
Local Broadcasting	19.9	20.7	27.0
Outdoor	5.1	5.6	7.3
Corporate	59.7	55.3	43.4

Total Stock-based Compensation	$135.7	$135.6	$137.9

Year Ended December 31,	2010	2009	2008

Capital Expenditures:
Entertainment	$90.6	$72.4	$125.8
Cable Networks	18.9	7.7	10.8
Publishing	6.2	5.3	9.5
Local Broadcasting	73.8	70.4	109.6
Outdoor	78.0	91.0	195.7
Corporate	16.8	14.8	22.7

Total Capital Expenditures	$284.3	$261.6	$474.1

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2010	2009

Assets:
Entertainment	$8,323.9	$8,935.6
Cable Networks	1,650.2	1,680.0
Publishing	1,125.9	1,142.7
Local Broadcasting	9,685.8	9,646.6
Outdoor	4,255.7	4,452.8
Corporate	1,094.0	1,100.2
Discontinued operations	77.1	92.3
Eliminations	(70.0)	(88.2)

Total Assets	$26,142.6	$26,962.0

Year Ended December 31,	2010	2009	2008

Revenues by Type:
Advertising	$9,152.8	$8,171.4	$9,239.9
Content licensing and distribution	3,071.5	3,120.4	3,157.6
Affiliate and subscription fees	1,597.7	1,462.3	1,289.4
Other	237.8	260.5	263.5

Total Revenues	$14,059.8	$13,014.6	$13,950.4

Year Ended December 31,	2010	2009	2008

Revenues: (a)
United States	$11,983.9	$11,154.0	$11,704.3
International	2,075.9	1,860.6	2,246.1

Total Revenues	$14,059.8	$13,014.6	$13,950.4

At December 31,	2010	2009

Long-lived Assets: (b)
United States	$19,940.0	$20,352.3
International	754.3	886.0

Total Long-lived Assets	$20,694.3	$21,238.3

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

16) OTHER ITEMS, NET

        For 2010, "Other items, net" of $9.9 million primarily consisted of gains of $20.7 million associated with dispositions, partially offset by foreign exchange losses of $9.6 million.

        For 2009, "Other items, net" reflected a net loss of $2.6 million primarily consisting of losses of $6.7 million associated with securitizing accounts receivables and a non-cash charge of $7.7 million associated with other-than-temporary declines in the market value of the Company's investments, partially offset by foreign exchange gains of $11.1 million.

        For 2008, "Other items, net" of $79.6 million principally consisted of a gain of $129.8 million on the sale of the Company's investment in Sundance Channel, foreign exchange gains of $32.3 million and a gain of $3.7 million relating to radio station divestitures, partially offset by a non-cash charge of $71.1 million associated with other-than-temporary declines in the market value of the Company's investments and $15.4 million of losses associated with securitizing accounts receivables.

17) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2010	2009	2008

Cash paid for interest, net of amounts capitalized	$520.2	$514.3	$494.0
Cash paid for income taxes	$248.2	$55.8	$240.3

Year Ended December 31,	2010	2009	2008

Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$.9	$—	$29.4
Issuance of stock options for acquisitions	$—	$—	$1.9

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

18) QUARTERLY FINANCIAL DATA (unaudited):

2010	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year

Revenues:
Entertainment		$2,081.5		$1,671.7		$1,616.9		$2,020.6		$7,390.7
Cable Networks		368.0		368.8		370.0		368.3		1,475.1
Publishing		151.7		189.7		217.7		231.7		790.8
Local Broadcasting		605.5		678.2		677.3		821.5		2,782.5
Outdoor		392.2		456.3		459.7		511.0		1,819.2
Eliminations		(68.0)		(33.7)		(44.1)		(52.7)		(198.5)

Total Revenues		$3,530.9		$3,331.0		$3,297.5		$3,900.4		$14,059.8

Segment OIBDA:
Entertainment		$134.5		$222.5		$277.5		$237.0		$871.5
Cable Networks		100.9		129.3		167.4		168.6		566.2
Publishing		2.1		16.7		31.1		18.2		68.1
Local Broadcasting		108.8		214.0		195.1		321.8		839.7
Outdoor		12.1		77.3		73.3		100.1		262.8
Corporate		(38.7)		(55.9)		(58.7)		(64.9)		(218.2)
Residual costs (a)		(26.3)		(26.2)		63.9		(26.3)		(14.9)
Eliminations		.8		.8		.8		1.0		3.4

OIBDA		294.2		578.5		750.4		755.5		2,378.6
Depreciation and amortization		(140.8)		(143.5)		(139.2)		(138.8)		(562.3)

Total Operating Income		$153.4		$435.0		$611.2		$616.7		$1,816.3

Operating Income (Loss):
Entertainment		$93.2		$181.1		$236.8		$197.3		$708.4
Cable Networks		95.2		123.7		161.9		163.1		543.9
Publishing		.5		15.0		29.4		16.0		60.9
Local Broadcasting		84.4		189.6		170.5		295.6		740.1
Outdoor		(50.8)		12.1		11.9		40.7		13.9
Corporate		(43.6)		(61.1)		(64.0)		(70.7)		(239.4)
Residual costs (a)		(26.3)		(26.2)		63.9		(26.3)		(14.9)
Eliminations		.8		.8		.8		1.0		3.4

Total Operating Income		$153.4		$435.0		$611.2		$616.7		$1,816.3

Net earnings (loss)		$(26.2)		$150.1		$317.3		$283.0		$724.2
Basic net earnings (loss) per common share		$(.04)	$	..22	$	..47	$	..42		$1.07
Diluted net earnings (loss) per common share		$(.04)		$.22		$.46		$.41		$1.04
Weighted average number of common shares outstanding:
Basic		676.3		679.1		679.5		679.9		678.7
Diluted		676.3		693.4		694.3		698.0		694.5
Dividends per common share	$	..05	$	..05	$	..05	$	..05	$	..20

(a)
Residual costs for the third quarter include a settlement of $90.2 million related to the favorable resolution of certain disputes regarding previously disposed businesses.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2009	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (a)		Total Year

Revenues:
Entertainment		$1,817.6		$1,515.5		$1,828.3		$1,815.3		$6,976.7
Cable Networks		340.6		328.4		331.1		347.1		1,347.2
Publishing		161.7		181.4		230.4		220.0		793.5
Local Broadcasting		510.4		579.5		589.8		680.0		2,359.7
Outdoor		379.9		434.1		424.9		483.7		1,722.6
Eliminations		(50.3)		(32.6)		(54.5)		(47.7)		(185.1)

Total Revenues		$3,159.9		$3,006.3		$3,350.0		$3,498.4		$13,014.6

Segment OIBDA before Impairment Charges:
Entertainment		$151.1		$209.5		$324.5		$190.8		$875.9
Cable Networks		83.4		96.9		127.9		152.8		461.0
Publishing		.1		8.1		28.4		13.6		50.2
Local Broadcasting		54.1		100.6		130.7		227.5		512.9
Outdoor		25.1		42.2		32.6		68.8		168.7
Corporate		(28.5)		(34.7)		(34.8)		(49.1)		(147.1)
Residual costs (b)		(36.0)		(35.9)		(7.9)		(35.9)		(115.7)
Eliminations		.5		.7		(4.1)		.7		(2.2)

OIBDA before Impairment Charges		249.8		387.4		597.3		569.2		1,803.7
Impairment charges		—		—		(31.7)		(178.3)		(210.0)
Depreciation and amortization		(142.3)		(145.2)		(147.4)		(147.4)		(582.3)

Total Operating Income		$107.5		$242.2		$418.2		$243.5		$1,011.4

Operating Income (Loss):
Entertainment		$107.0		$165.7		$280.3		$146.9		$699.9
Cable Networks		77.4		91.0		122.0		147.0		437.4
Publishing		(2.1)		6.1		26.6		11.9		42.5
Local Broadcasting		31.9		78.9		75.8		25.8		212.4
Outdoor		(38.2)		(24.8)		(34.9)		1.0		(96.9)
Corporate		(33.0)		(39.5)		(39.6)		(53.9)		(166.0)
Residual costs (b)		(36.0)		(35.9)		(7.9)		(35.9)		(115.7)
Eliminations		.5		.7		(4.1)		.7		(2.2)

Total Operating Income		$107.5		$242.2		$418.2		$243.5		$1,011.4

Net earnings (loss)		$(55.3)		$15.4		$207.6		$58.8		$226.5
Basic net earnings (loss) per common share		$(.08)	$	..02	$	..31	$	..09	$	..34
Diluted net earnings (loss) per common share		$(.08)		$.02		$.30		$.09		$.33
Weighted average number of common shares outstanding:
Basic		671.5		673.4		674.8		674.8		673.6
Diluted		671.5		680.2		685.1		690.3		682.9
Dividends per common share	$	..05	$	..05	$	..05	$	..05	$	..20

(a)
As a result of the Company's annual impairment test, the Company recorded a non-cash impairment charge of $178.3 million to reduce the carrying value of FCC licenses in certain radio markets. (See Note 3.)

(b)
Residual costs for the third quarter include a settlement of $28.0 million related to the favorable resolution of certain disputes regarding a previously disposed business.

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

	Statement of Operations For the Year Ended December 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$149.1	$102.3	$13,808.4	$—	$14,059.8

Expenses:
Operating	73.5	81.9	8,829.9	—	8,985.3
Selling, general and administrative	49.4	246.0	2,319.9	—	2,615.3
Restructuring charges	.5	—	80.1	—	80.6
Depreciation and amortization	4.7	12.9	544.7	—	562.3

Total expenses	128.1	340.8	11,774.6	—	12,243.5

Operating income (loss)	21.0	(238.5)	2,033.8	—	1,816.3
Interest (expense) income, net	(568.1)	(326.4)	371.2	—	(523.3)
Loss on early extinguishment of debt	(81.4)	—	—	—	(81.4)
Other items, net	(.1)	4.3	5.7	—	9.9

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(628.6)	(560.6)	2,410.7	—	1,221.5
(Provision) benefit for income taxes	191.4	204.8	(858.9)	—	(462.7)
Equity in earnings (loss) of investee companies, net of tax	1,161.4	883.8	(34.6)	(2,045.2)	(34.6)

Net earnings	$724.2	$528.0	$1,517.2	$(2,045.2)	$724.2

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$104.6	$.6	$374.8	$—	$480.0
Receivables, net	30.0	27.2	3,190.9	—	3,248.1
Programming and other inventory	3.6	4.9	716.9	—	725.4
Prepaid expenses and other current assets	49.8	91.3	753.3	(13.2)	881.2

Total current assets	188.0	124.0	5,035.9	(13.2)	5,334.7

Property and equipment	42.4	91.4	4,970.9	—	5,104.7
Less accumulated depreciation and amortization	9.4	45.3	2,355.8	—	2,410.5

Net property and equipment	33.0	46.1	2,615.1	—	2,694.2

Programming and other inventory	7.2	104.4	1,313.8	—	1,425.4
Goodwill	98.2	61.7	8,363.6	—	8,523.5
Intangible assets	255.1	—	6,368.7	—	6,623.8
Investments in consolidated subsidiaries	34,562.3	6,726.3	—	(41,288.6)	—
Other assets	243.1	14.3	1,283.6	—	1,541.0
Intercompany	—	4,418.7	11,906.0	(16,324.7)	—

Total Assets	$35,386.9	$11,495.5	$36,886.7	$(57,626.5)	$26,142.6

Liabilities and Stockholders' Equity
Accounts payable	$17.9	$16.7	$403.8	$—	$438.4
Participants' share and royalties payable	—	19.3	923.9	—	943.2
Program rights	5.1	5.4	590.6	—	601.1
Current portion of long-term debt	8.1	—	19.2	—	27.3
Accrued expenses and other current liabilities	260.3	291.9	1,476.8	(13.5)	2,015.5

Total current liabilities	291.4	333.3	3,414.3	(13.5)	4,025.5

Long-term debt	5,848.8	—	124.7	—	5,973.5
Other liabilities	3,411.8	403.7	2,510.4	(2.9)	6,323.0
Intercompany	16,014.3	—	—	(16,014.3)	—
Stockholders' Equity:
Preferred stock	—	—	128.2	(128.2)	—
Common stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	43,442.5	—	61,434.8	(61,434.8)	43,442.5
Retained earnings (deficit)	(29,647.5)	10,966.7	(27,373.5)	16,406.8	(29,647.5)
Accumulated other comprehensive income (loss)	(286.0)	.1	311.8	(311.9)	(286.0)

	13,509.8	11,089.6	35,637.2	(46,726.8)	13,509.8
Less treasury stock, at cost	3,689.2	331.1	4,799.9	(5,131.0)	3,689.2

Total Stockholders' Equity	9,820.6	10,758.5	30,837.3	(41,595.8)	9,820.6

Total Liabilities and Stockholders' Equity	$35,386.9	$11,495.5	$36,886.7	$(57,626.5)	$26,142.6

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(694.6)	$(233.5)	$2,663.2	$—	$1,735.1

Investing Activities:
Acquisitions, net of cash acquired	—	—	(11.3)	—	(11.3)
Capital expenditures	—	(16.8)	(267.5)	—	(284.3)
Investments in and advances to investee companies	—	—	(89.9)	—	(89.9)
Proceeds from dispositions	—	—	18.3	—	18.3
Other investing activities	(.3)	—	—	—	(.3)

Net cash flow used for investing activities	(.3)	(16.8)	(350.4)	—	(367.5)

Financing Activities:
Proceeds from issuance of notes	1,090.9	—	3.3	—	1,094.2
Repayment of notes and debentures	(2,121.6)	—	(3.9)	—	(2,125.5)
Payment of capital lease obligations	—	—	(16.4)	—	(16.4)
Dividends	(141.7)	—	—	—	(141.7)
Purchase of Company common stock	(37.1)	—	—	—	(37.1)
Proceeds from exercise of stock options	6.8	—	—	—	6.8
Excess tax benefit from stock-based compensation	15.8	—	—	—	15.8
Decrease to accounts receivable securitization program	—	—	(400.0)	—	(400.0)
Other financing activities	(.4)	—	—	—	(.4)
Increase (decrease) in intercompany payables	1,739.3	250.4	(1,989.7)	—	—

Net cash flow provided by (used for) financing activities	552.0	250.4	(2,406.7)	—	(1,604.3)

Net (decrease) increase in cash and cash equivalents	(142.9)	.1	(93.9)	—	(236.7)
Cash and cash equivalents at beginning of year	247.5	.5	468.7	—	716.7

Cash and cash equivalents at end of year	$104.6	$.6	$374.8	$—	$480.0

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(564.2)	$(139.0)	$1,642.6	$—	$939.4

Investing Activities:
Acquisitions, net of cash acquired	—	—	(26.1)	—	(26.1)
Capital expenditures	—	(14.8)	(246.8)	—	(261.6)
Investments in and advances to investee companies	—	1.2	(56.8)	—	(55.6)
Purchases of marketable securities	—	(35.6)	—	—	(35.6)
Proceeds from dispositions	—	—	128.8	—	128.8
Proceeds from sales of investments	—	—	1.4	—	1.4
Other investing activities	(.5)	—	—	—	(.5)

Net cash flow used for investing activities	(.5)	(49.2)	(199.5)	—	(249.2)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(1.5)	—	(1.5)
Proceeds from issuance of notes	974.4	—	—	—	974.4
Repayment of notes and debentures	(1,007.5)	—	—	—	(1,007.5)
Payment of capital lease obligations	—	—	(15.6)	—	(15.6)
Dividends	(297.3)	—	—	—	(297.3)
Purchase of Company common stock	(18.7)	—	—	—	(18.7)
Excess tax benefit from stock-based compensation	.4	—	—	—	.4
Other financing activities	(27.2)	—	—	—	(27.2)
Increase (decrease) in intercompany payables	1,079.5	187.9	(1,267.4)	—	—

Net cash flow provided by (used for) financing activities	703.6	187.9	(1,284.5)	—	(393.0)

Net increase (decrease) in cash and cash equivalents	138.9	(.3)	158.6	—	297.2
Cash and cash equivalents at beginning of year	108.6	.8	310.1	—	419.5

Cash and cash equivalents at end of year	$247.5	$.5	$468.7	$—	$716.7

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2008
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(598.9)	$(166.6)	$2,912.0	$—	$2,146.5

Investing Activities:
Acquisitions, net of cash acquired	(1,814.5)	—	(220.8)	—	(2,035.3)
Capital expenditures	—	(22.7)	(451.4)	—	(474.1)
Investments in and advances to investee companies	—	—	(40.2)	—	(40.2)
Purchase of marketable securities	—	(6.4)	—	—	(6.4)
Proceeds from dispositions	3.9	(7.0)	201.3	—	198.2
Proceeds from sales of investments	.3	28.6	183.8	—	212.7
Other investing activities	(1.6)	—	(7.4)	—	(9.0)

Net cash flow used for investing activities	(1,811.9)	(7.5)	(334.7)	—	(2,154.1)

Financing Activities:
Repayments to banks, including commercial paper, net	—	—	(5.3)	—	(5.3)
Repayment of notes and debentures	(183.2)	—	—	—	(183.2)
Payment of capital lease obligations	—	—	(17.2)	—	(17.2)
Dividends	(705.4)	—	—	—	(705.4)
Purchase of Company common stock	(46.4)	—	—	—	(46.4)
Proceeds from exercise of stock options	31.2	—	—	—	31.2
Excess tax benefit from stock-based compensation	6.5	—	—	—	6.5
Increase (decrease) in intercompany payables	2,683.8	174.1	(2,857.9)	—	—

Net cash flow provided by (used for) financing activities	1,786.5	174.1	(2,880.4)	—	(919.8)

Net decrease in cash and cash equivalents	(624.3)	—	(303.1)	—	(927.4)
Cash and cash equivalents at beginning of year	732.9	.8	613.2	—	1,346.9

Cash and cash equivalents at end of year	$108.6	$.8	$310.1	$—	$419.5

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

        Management's Report on Internal Control Over Financial Reporting is incorporated herein by reference to Item 8 on page II-41 of this report.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2011 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

Date: February 25, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LESLIE MOONVES Leslie Moonves	President Chief Executive Officer Director	February 25, 2011
/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello	Executive Vice President Chief Financial Officer	February 25, 2011
/s/ THOMAS S. SHILEN, JR. Thomas S. Shilen, Jr.	Senior Vice President Controller Chief Accounting Officer	February 25, 2011
* David R. Andelman	Director	February 25, 2011
* Joseph A. Califano, Jr.	Director	February 25, 2011
* William S. Cohen	Director	February 25, 2011
* Gary L. Countryman	Director	February 25, 2011

Signature		Title	Date

* Charles K. Gifford		Director	February 25, 2011
* Leonard Goldberg		Director	February 25, 2011
* Bruce S. Gordon		Director	February 25, 2011
* Linda M. Griego		Director	February 25, 2011
* Arnold Kopelson		Director	February 25, 2011
* Doug Morris		Director	February 25, 2011
* Shari Redstone		Director	February 25, 2011
* Sumner M. Redstone		Director	February 25, 2011
* Frederic V. Salerno		Director	February 25, 2011
*By:	/s/ LOUIS J. BRISKMAN Louis J. Briskman Attorney-in-Fact for Directors		February 25, 2011

 INDEX TO EXHIBITS
ITEM 15(b)

        Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
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
(i)
Stock Options (File No. 001-09553) (incorporated by reference to Exhibit 10(e)(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2009) (File No. 001-09553).*
(ii)
Performance-Based Restricted Share Units with Time Vesting (incorporated by reference to Exhibit 10(e)(ii) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2009) (File No. 001-09553).*
(iii)
Performance-Based Restricted Share Units with Time Vesting and Performance Schedule (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2010) (File No. 001-09553).*
(iv)
Restricted Share Units with Time Vesting (File No. 001-09553) (incorporated by reference to Exhibit 10(e)(iii) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2009) (File No. 001-09553).*
(v)
Form of Terms and Conditions for Performance-Based Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan granted in 2007 (incorporated by reference to Exhibit 10(c)(vi) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2007) (File No. 001-09553).*
(vi)
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

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(g)	CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part A was amended by Amendment No. 1 as of January 1, 2009) (filed herewith) (as Part B was amended by Amendment No. 1 as of July 1, 2010 and August 15, 2010, by Amendment No. 2 as of January 1, 2011, and by Amendment No. 3 as of January 1, 2009) (filed herewith).*
(h)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001-09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (filed herewith).*
(i)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001-09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (filed herewith).*
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
	(n)	CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through February 3, 2011) (filed herewith).*
	(o)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through February 3, 2011) (filed herewith).*
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
Employment Agreement dated February 23, 2010 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2009) (File No. 001-09553).*

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
(s)
Employment Agreement dated February 3, 2011 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed February 4, 2011) (File No. 001-09553).*
	(t)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
(i)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(r)(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of July 1, 2010 and August 15, 2010, by Amendment No. 2 as of January 1, 2011, and by Amendment No. 3 as of January 1, 2009) (filed herewith).*
(ii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(r)(ii) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (filed herewith).*
(iii)
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
(v) Westinghouse Executive Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(w)(x) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(r)(v) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (filed herewith).*
(u)
CBS Corporation Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(v)
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
(101)
The following furnished materials from CBS Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

F-1

CBS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful
accounts:
Year ended December 31, 2010	$142.6	$—	$42.8	$1.5	$55.9	$131.0
Year ended December 31, 2009	$143.9	$—	$47.2	$1.0	$49.5	$142.6
Year ended December 31, 2008	$141.3	$—	$40.3	$6.9	$44.6	$143.9
Valuation allowance on
deferred tax assets:
Year ended December 31, 2010	$224.8	$—	$114.2	$—	$—	$339.0
Year ended December 31, 2009	$191.2	$—	$33.6	$—	$—	$224.8
Year ended December 31, 2008	$126.6	$49.7	$14.9	$—	$—	$191.2
Reserves for inventory
obsolescence:
Year ended December 31, 2010	$29.4	$—	$10.1	$—	$17.0	$22.5
Year ended December 31, 2009	$26.9	$—	$18.7	$—	$16.2	$29.4
Year ended December 31, 2008	$18.2	$—	$17.5	$—	$8.8	$26.9

F-2