Form 10-Q
period 2011-03-31
CBS CORP
filed 2011-05-03
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Number of shares of common stock outstanding at April 29, 2011:

         Class A Common Stock, par value $.001 per share—43,628,515

         Class B Common Stock, par value $.001 per share—625,155,928

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,

	2011		2010

Revenues		$3,510		$3,531

Expenses:
Operating		2,276		2,564
Selling, general and administrative		658		616
Restructuring charges		—		57
Depreciation and amortization		139		141

Total expenses		3,073		3,378

Operating income		437		153
Interest expense		(110)		(138)
Interest income		2		1
Gain on early extinguishment of debt		—		3
Other items, net		9		(13)

Earnings before income taxes and equity in loss of investee companies		338		6
Provision for income taxes		(122)		(21)
Equity in loss of investee companies, net of tax		(14)		(11)

Net earnings (loss)		$202		$(26)

Basic net earnings (loss) per common share	$	..30		$(.04)
Diluted net earnings (loss) per common share	$	..29		$(.04)
Weighted average number of common shares outstanding:
Basic		674		676
Diluted		693		676
Dividends per common share	$	..05	$	..05

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2011	At December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$972	$480
Receivables, less allowances of $139 (2011) and $131 (2010)	3,146	3,248
Programming and other inventory (Note 4)	438	725
Deferred income tax assets, net	305	303
Prepaid income taxes	52	45
Prepaid expenses	262	178
Other current assets	456	351
Current assets of discontinued operations	6	5

Total current assets	5,637	5,335

Property and equipment:
Land	330	329
Buildings	711	709
Capital leases	194	197
Advertising structures	2,118	2,073
Equipment and other	1,787	1,797

	5,140	5,105
Less accumulated depreciation and amortization	2,498	2,411

Net property and equipment	2,642	2,694

Programming and other inventory (Note 4)	1,339	1,425
Goodwill	8,622	8,524
Intangible assets (Note 3)	6,607	6,624
Other assets	1,453	1,469
Assets of discontinued operations	72	72

Total Assets	$26,372	$26,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$376	$439
Accrued compensation	257	408
Participants' share and royalties payable	984	943
Program rights	780	601
Deferred revenue	359	292
Current portion of long-term debt (Note 6)	26	27
Accrued expenses and other current liabilities	1,396	1,299
Current liabilities of discontinued operations	17	17

Total current liabilities	4,195	4,026

Long-term debt (Note 6)	5,968	5,973
Pension and postretirement benefit obligations	1,981	1,986
Deferred income tax liabilities, net	789	715
Other liabilities	3,458	3,420
Liabilities of discontinued operations	201	202
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 44 (2011 and 2010) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 762 (2011) and 757 (2010) shares issued	1	1
Additional paid-in capital	43,427	43,443
Accumulated deficit	(29,446)	(29,648)
Accumulated other comprehensive loss (Note 1)	(266)	(286)

	13,716	13,510
Less treasury stock, at cost; 132 (2011) and 120 (2010) Class B Shares	3,936	3,689

Total Stockholders' Equity	9,780	9,821

Total Liabilities and Stockholders' Equity	$26,372	$26,143

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2011	2010

Operating Activities:
Net earnings (loss)	$202	$(26)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization	139	141
Stock-based compensation	34	33
Equity in loss of investee companies, net of tax and distributions	16	11
Change in assets and liabilities, net of effects of acquisitions	503	542

Net cash flow provided by operating activities	894	701

Investing Activities:
Acquisitions, net of cash acquired	(53)	(2)
Capital expenditures	(41)	(41)
Investments in and advances to investee companies	(26)	(31)
Proceeds from dispositions	13	—
Other investing activities	4	—

Net cash flow used for investing activities	(103)	(74)

Financing Activities:
Repayment of notes and debentures	(2)	(17)
Payment of capital lease obligations	(4)	(4)
Dividends	(37)	(37)
Purchase of Company common stock	(296)	(25)
Proceeds from exercise of stock options	10	2
Excess tax benefit from stock-based compensation	35	10
Decrease to accounts receivable securitization program (Note 6)	—	(400)
Other financing activities	(5)	—

Net cash flow used for financing activities	(299)	(471)

Net increase in cash and cash equivalents	492	156
Cash and cash equivalents at beginning of period	480	717

Cash and cash equivalents at end of period	$972	$873

Supplemental disclosure of cash flow information
Cash paid for interest	$104	$132
Cash paid for income taxes	$19	$18

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Studios International and CBS Television Distribution; CBS Films and CBS Interactive), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor (CBS Outdoor, comprised of Outdoor Americas and Outdoor Europe).

Basis of Presentation—The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2011, stock options to purchase 26 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three months ended March 31, 2010, all of the 50 million of outstanding stock options to purchase shares of Class B Common Stock and all of the 22 million of outstanding RSUs and PSUs were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2011	2010

Weighted average shares for basic EPS	674	676
Dilutive effect of shares issuable under stock-based compensation plans	19	—

Weighted average shares for diluted EPS	693	676

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings (loss) and other comprehensive income (loss) items listed in the table below.

	Three Months Ended March 31,
	2011	2010

Net earnings (loss)	$202	$(26)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	13	(5)
Net actuarial loss and prior service costs	7	77

Total comprehensive income	$222	$46

Collaborative Arrangements—Collaborative arrangements primarily consist of joint efforts with third parties to produce and distribute programming such as television series and live sporting events, including the new 14-year agreement between the Company and Turner Broadcasting System, Inc. to telecast the NCAA Division I Men's Basketball Championship ("NCAA Tournament") beginning in 2011. In connection with this agreement for the NCAA Tournament, advertisements aired on CBS Television Network are recorded as revenues and the Company's share of the program rights fees and other operating costs are recorded as operating expenses.

For episodic television programming, co-production costs are initially capitalized as programming inventory and amortized over the television series estimated economic life. In such arrangements where the Company has distribution rights, all proceeds generated from such distribution are recorded as revenues and any participation profits due to third party collaborators are recorded as operating expenses. In co-production arrangements where third party collaborators have distribution rights, the Company's net participating profits are recorded as revenues.

Amounts attributable to transactions arising from collaborative arrangements between participants were not material to the Company's consolidated financial statements for all periods presented.

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the three months ended March 31, 2011 and 2010, the Company recorded dividends of $34 million and $35 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Adoption of New Accounting Standards

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, the company adopted revised Financial Accounting Standards Board ("FASB") guidance on revenue arrangements with multiple deliverables. This guidance revises the criteria for separating and allocating consideration for each deliverable in a multiple-deliverable arrangement and establishes a hierarchy for determining the selling price of each deliverable. Under the guidance, revenues are allocated based on the relative selling price of each deliverable. The selling price used for each deliverable will be based on the Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price for the stand-alone sale of the deliverable if neither Company-specific objective evidence nor third party evidence is available. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

RSUs and PSUs	$25	$27
Stock options and equivalents	9	6

Stock-based compensation expense, before income taxes	34	33
Related tax benefit	(13)	(13)

Stock-based compensation expense, net of tax	$21	$20

During the three months ended March 31, 2011, the Company granted 4 million RSUs with a weighted average per unit grant date fair value of $21.75. RSU grants during the first quarter of 2011 generally vest over a one-to-four-year service period. Certain RSU awards are also subject to satisfying performance conditions. The number of shares that will be issued upon vesting of RSU awards with performance conditions can range from 0% to 120% of the target award, based on the achievement of established operating performance goals. During the three months ended March 31, 2011, the Company also granted 6 million stock options with a weighted average exercise price of $23.16. Stock option grants during the first quarter of 2011 generally vest over a four-year service period and expire eight years from the date of grant.

Total unrecognized compensation cost related to non-vested RSUs at March 31, 2011 was $207 million, which is expected to be expensed over a weighted average period of 2.7 years. Total unrecognized compensation cost related to unvested stock option awards at March 31, 2011 was $98 million, which is expected to be expensed over a weighted average period of 3.1 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At March 31, 2011	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$904	$(581)	$323
Franchise agreements	493	(280)	213
Other intangible assets	384	(220)	164

Total intangible assets subject to amortization	1,781	(1,081)	700
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,688	$(1,081)	$6,607

At December 31, 2010	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$895	$(562)	$333
Franchise agreements	491	(272)	219
Other intangible assets	375	(210)	165

Total intangible assets subject to amortization	1,761	(1,044)	717
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,668	$(1,044)	$6,624

Amortization expense was $31 million and $33 million for the three months ended March 31, 2011 and 2010, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2011 through 2015, to be as follows:

	2011	2012	2013	2014	2015

Amortization expense	$121	$99	$87	$79	$69

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At March 31, 2011	At December 31, 2010

Program rights	$1,136	$1,372
Television programming:
Released (including acquired libraries)	471	534
In process and other	61	119
Theatrical programming:
Released	32	29
In process and other	7	26
Publishing, primarily finished goods	69	69
Other	1	1

Total programming and other inventory	1,777	2,150
Less current portion	438	725

Total noncurrent programming and other inventory	$1,339	$1,425

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2011, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $51 million and $39 million for the three months ended March 31, 2011 and 2010, respectively.

CBS Corp. places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million and $5 million for the three months ended March 31, 2011 and 2010, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At March 31, 2011	At December 31, 2010

Amounts due from Viacom Inc.
Receivables	$99	$104
Other assets (Receivables, noncurrent)	233	252

Total amounts due from Viacom Inc.	$332	$356

Amounts due to Viacom Inc.
Accounts payable	$8	$5
Program rights	4	4
Other liabilities (Program rights, noncurrent)	—	1

Total amounts due to Viacom Inc.	$12	$10

Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp. earns revenues from The CW, primarily from the licensing of the Company's television programming. Total revenues from The CW were $27 million and $45 million for the three months ended March 31, 2011 and 2010, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At March 31, 2011	At December 31, 2010

Senior debt (4.30% – 8.875% due 2012 – 2056) (a)	$5,928	$5,929
Other notes	—	2
Obligations under capital leases	87	90

Total debt	6,015	6,021
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	5,994	6,000
Less current portion	26	27

Total long-term debt from continuing operations, net of current portion	$5,968	$5,973

(a)
At March 31, 2011 and December 31, 2010, the senior debt balances included (i) a net unamortized premium of $2 million and $1 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $81 million and $83 million, respectively. The face value of the Company's senior debt was $5.85 billion at both March 31, 2011 and December 31, 2010.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

During the first quarter of 2010, the Company repurchased $20 million of its 5.50% senior debentures due 2033 resulting in a pre-tax gain on early extinguishment of debt of $3 million.

Credit Facility

At March 31, 2011, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At March 31, 2011, the Company's Consolidated Leverage Ratio was approximately 2.1x and Consolidated Coverage Ratio was approximately 6.1x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At March 31, 2011, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At March 31, 2011, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

Accounts Receivable Securitization Program

During and prior to the first quarter of 2010, the Company participated in a revolving accounts receivable securitization program which provided for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program by $400 million to zero and terminated the program.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2011	2010	2011	2010

Components of net periodic cost:
Service cost	$9	$8	$—	$—
Interest cost	62	67	9	11
Expected return on plan assets	(59)	(57)	—	—
Amortization of actuarial loss (gain)	16	18	(2)	(3)

Net periodic cost	$28	$36	$7	$8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) STOCKHOLDERS' EQUITY

During the first quarter of 2011, the Company repurchased 11.8 million shares of CBS Corp. Class B Common Stock for $250 million under its $1.5 billion share repurchase program, through an accelerated share repurchase transaction. In addition, during each of the first quarters of 2011 and 2010, the Company repurchased 2 million shares of its Class B Common Stock by withholding shares to satisfy employee tax withholding obligations from the vesting of RSUs.

On February 23, 2011, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on April 1, 2011. The total dividend was $34 million of which $33 million was paid on April 1, 2011 and $1 million was accrued to be paid upon vesting of RSUs. During the first quarter of 2011, the Company paid $37 million for the dividend declared on November 18, 2010 and for dividend payments on RSUs that vested during the first quarter of 2011.

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes for the three months ended March 31, 2011 increased to $122 million from $21 million for the three months ended March 31, 2010, driven by the increase in earnings before income taxes. In addition, the provision for income taxes for the three months ended March 31, 2010 included three discrete items which impacted comparability totaling $26 million, comprised of a $62 million reduction of deferred tax assets associated with the enactment of the Patient Protection and Affordable Care Act in 2010, partially offset by a $26 million reversal of previously established deferred tax liabilities and a $10 million tax benefit from the settlements of state and local income tax audits.

The IRS is expected to commence its examination of the years 2008 and 2009 during the second quarter of 2011. In addition, various tax years are currently under examination by state and local, and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and accordingly, unforeseen events could cause the Company's current expectation to change in the future.

10) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2011, the outstanding letters of credit and surety bonds approximated $391 million and were not recorded on the Consolidated Balance Sheet.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing. On April 21, 2011, the FCC filed a combined petition for certiorari seeking review of the Second Circuit's decision in this case and also in an indecency case involving a broadcast on another television network.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2011, the Company had pending approximately 52,230 asbestos claims, as compared with approximately 52,220 as of December 31, 2010 and 62,340 as of March 31, 2010. During the first

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

quarter of 2011, the Company received approximately 1,440 new claims and closed or moved to an inactive docket approximately 1,430 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2010 and 2009 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $14 million and $18 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

11) RESTRUCTURING CHARGES

During the years ended December 31, 2010 and 2009, the Company recorded restructuring charges of $81 million and $23 million, respectively. The charges reflected $87 million of severance costs and $22 million of contract termination and other associated costs, partially offset by reversals of $5 million as a result of changes in estimates of previously established restructuring accruals. As of March 31, 2011, the cumulative amount paid since the restructuring activities began in 2009 was $59 million, of which $50 million was for the severance costs and $9 million was for the contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011, however, certain payments associated with the early termination of long-term contractual agreements will continue through 2012.

	Balance at December 31, 2010	First Quarter 2011 Payments	Balance at March 31, 2011

Entertainment	$11	$(3)	$8
Cable Networks	2	—	2
Publishing	2	—	2
Local Broadcasting	26	(5)	21
Outdoor	16	(4)	12

Total	$57	$(12)	$45

12) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At March 31, 2011 and December 31, 2010, the carrying value of the senior debt was $5.93 billion for both periods and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $6.50 billion and $6.54 billion, respectively.

The Company uses derivative financial instruments primarily to modify its exposure to market risks from fluctuations in foreign currency exchange rates. The Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes. The fair value of the Company's derivative instruments and the related activity was not material to the Consolidated Balance Sheets and Consolidated Statements of Operations for any of the periods presented.

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Investments	$67	$—	$—	$67

Total Assets	$67	$—	$—	$67

Liabilities:
Deferred compensation	$—	$167	$—	$167
Foreign currency hedges	—	6	—	6

Total Liabilities	$—	$173	$—	$173

At December 31, 2010	Level 1	Level 2	Level 3	Total

Assets:
Investments	$66	$—	$—	$66

Total Assets	$66	$—	$—	$66

Liabilities:
Deferred compensation	$—	$162	$—	$162
Foreign currency hedges	—	3	—	3

Total Liabilities	$—	$165	$—	$165

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

	Three Months Ended March 31,
	2011	2010

Revenues:
Entertainment	$1,994	$2,081
Cable Networks	393	368
Publishing	155	152
Local Broadcasting	621	606
Outdoor	413	392
Eliminations	(66)	(68)

Total Revenues	$3,510	$3,531

Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended March 31,
	2011	2010

Intercompany Revenues:
Entertainment	$55	$57
Local Broadcasting	5	5
Outdoor	6	6

Total Intercompany Revenues	$66	$68

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

	Three Months Ended March 31,
	2011	2010

Segment OIBDA:
Entertainment	$268	$134
Cable Networks	153	101
Publishing	7	2
Local Broadcasting	169	109
Outdoor	49	12
Corporate	(52)	(39)
Residual costs	(19)	(26)
Eliminations	1	1

OIBDA	576	294
Depreciation and amortization	(139)	(141)

Total Operating Income	437	153
Interest expense	(110)	(138)
Interest income	2	1
Gain on early extinguishment of debt	—	3
Other items, net	9	(13)

Earnings before income taxes and equity in loss of investee companies	338	6
Provision for income taxes	(122)	(21)
Equity in loss of investee companies, net of tax	(14)	(11)

Net earnings (loss)	$202	$(26)

	Three Months Ended March 31,
	2011	2010

Operating Income (Loss):
Entertainment	$230	$93
Cable Networks	147	95
Publishing	5	1
Local Broadcasting	143	84
Outdoor	(12)	(51)
Corporate	(58)	(44)
Residual costs	(19)	(26)
Eliminations	1	1

Total Operating Income	$437	$153

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Depreciation and Amortization:
Entertainment	$38	$41
Cable Networks	6	6
Publishing	2	1
Local Broadcasting	26	25
Outdoor	61	63
Corporate	6	5

Total Depreciation and Amortization	$139	$141

	Three Months Ended March 31,
	2011	2010

Stock-based Compensation:
Entertainment	$12	$11
Cable Networks	1	2
Publishing	1	1
Local Broadcasting	5	6
Outdoor	1	1
Corporate	14	12

Total Stock-based Compensation	$34	$33

	Three Months Ended March 31,
	2011	2010

Capital Expenditures:
Entertainment	$14	$15
Cable Networks	2	1
Publishing	—	1
Local Broadcasting	12	11
Outdoor	12	11
Corporate	1	2

Total Capital Expenditures	$41	$41

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At March 31, 2011	At December 31, 2010

Assets:
Entertainment	$8,155	$8,324
Cable Networks	1,616	1,650
Publishing	1,017	1,126
Local Broadcasting	9,581	9,686
Outdoor	4,281	4,256
Corporate	1,711	1,094
Discontinued operations	78	77
Eliminations	(67)	(70)

Total Assets	$26,372	$26,143

14) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Statement of Operations For the Three Months Ended March 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$32	$28	$3,450	$—	$3,510

Expenses:
Operating	18	22	2,236	—	2,276
Selling, general and administrative	28	57	573	—	658
Depreciation and amortization	1	4	134	—	139

Total expenses	47	83	2,943	—	3,073

Operating income (loss)	(15)	(55)	507	—	437
Interest (expense) income, net	(129)	(84)	105	—	(108)
Other items, net	1	(2)	10	—	9

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(143)	(141)	622	—	338
Benefit (provision) for income taxes	48	48	(218)	—	(122)
Equity in earnings (loss) of investee companies, net of tax	297	248	(14)	(545)	(14)

Net earnings	$202	$155	$390	$(545)	$202

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended March 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$33	$29	$3,469	$—	$3,531

Expenses:
Operating	16	25	2,523	—	2,564
Selling, general and administrative	35	44	537	—	616
Restructuring charges	—	—	57	—	57
Depreciation and amortization	1	3	137	—	141

Total expenses	52	72	3,254	—	3,378

Operating income (loss)	(19)	(43)	215	—	153
Interest (expense) income, net	(148)	(82)	93	—	(137)
Gain on early extinguishment of debt	3	—	—	—	3
Other items, net	—	2	(15)	—	(13)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(164)	(123)	293	—	6
Benefit (provision) for income taxes	26	47	(94)	—	(21)
Equity in earnings (loss) of investee companies, net of tax	112	170	(11)	(282)	(11)

Net earnings (loss)	$(26)	$94	$188	$(282)	$(26)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At March 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$579	$1	$392	$—	$972
Receivables, net	24	32	3,090	—	3,146
Programming and other inventory	4	5	429	—	438
Prepaid expenses and other current assets	108	91	893	(11)	1,081

Total current assets	715	129	4,804	(11)	5,637

Property and equipment	43	93	5,004	—	5,140
Less accumulated depreciation and amortization	11	49	2,438	—	2,498

Net property and equipment	32	44	2,566	—	2,642

Programming and other inventory	7	89	1,243	—	1,339
Goodwill	98	62	8,462	—	8,622
Intangible assets	255	—	6,352	—	6,607
Investments in consolidated subsidiaries	34,859	6,974	—	(41,833)	—
Other assets	225	14	1,286	—	1,525
Intercompany	—	4,287	12,917	(17,204)	—

Total Assets	$36,191	$11,599	$37,630	$(59,048)	$26,372

Liabilities and Stockholders' Equity
Accounts payable	$1	$5	$370	$—	$376
Participants' share and royalties payable	—	22	962	—	984
Program rights	5	5	770	—	780
Current portion of long-term debt	8	—	18	—	26
Accrued expenses and other current liabilities	271	250	1,520	(12)	2,029

Total current liabilities	285	282	3,640	(12)	4,195

Long-term debt	5,847	—	121	—	5,968
Other liabilities	3,371	403	2,653	2	6,429
Intercompany	16,908	—	—	(16,908)	—
Stockholders' Equity:
Preferred Stock	—	—	128	(128)	—
Common Stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,427	—	61,435	(61,435)	43,427
Retained earnings (deficit)	(29,446)	11,122	(26,984)	15,862	(29,446)
Accumulated other comprehensive income (loss)	(266)	—	301	(301)	(266)

	13,716	11,245	36,016	(47,261)	13,716
Less treasury stock, at cost	3,936	331	4,800	(5,131)	3,936

Total Stockholders' Equity	9,780	10,914	31,216	(42,130)	9,780

Total Liabilities and Stockholders' Equity	$36,191	$11,599	$37,630	$(59,048)	$26,372

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$105	$1	$374	$—	$480
Receivables, net	30	27	3,191	—	3,248
Programming and other inventory	4	5	716	—	725
Prepaid expenses and other current assets	50	91	754	(13)	882

Total current assets	189	124	5,035	(13)	5,335

Property and equipment	43	91	4,971	—	5,105
Less accumulated depreciation and amortization	10	45	2,356	—	2,411

Net property and equipment	33	46	2,615	—	2,694

Programming and other inventory	7	104	1,314	—	1,425
Goodwill	98	62	8,364	—	8,524
Intangible assets	255	—	6,369	—	6,624
Investments in consolidated subsidiaries	34,562	6,727	—	(41,289)	—
Other assets	243	14	1,284	—	1,541
Intercompany	—	4,419	11,906	(16,325)	—

Total Assets	$35,387	$11,496	$36,887	$(57,627)	$26,143

Liabilities and Stockholders' Equity
Accounts payable	$18	$17	$404	$—	$439
Participants' share and royalties payable	—	19	924	—	943
Program rights	5	5	591	—	601
Current portion of long-term debt	8	—	19	—	27
Accrued expenses and other current liabilities	260	293	1,477	(14)	2,016

Total current liabilities	291	334	3,415	(14)	4,026

Long-term debt	5,849	—	124	—	5,973
Other liabilities	3,412	403	2,511	(3)	6,323
Intercompany	16,014	—	—	(16,014)	—
Stockholders' Equity:
Preferred Stock	—	—	128	(128)	—
Common Stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,443	—	61,435	(61,435)	43,443
Retained earnings (deficit)	(29,648)	10,967	(27,374)	16,407	(29,648)
Accumulated other comprehensive income (loss)	(286)	—	312	(312)	(286)

	13,510	11,090	35,637	(46,727)	13,510
Less treasury stock, at cost	3,689	331	4,800	(5,131)	3,689

Total Stockholders' Equity	9,821	10,759	30,837	(41,596)	9,821

Total Liabilities and Stockholders' Equity	$35,387	$11,496	$36,887	$(57,627)	$26,143

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(116)	$(99)	$1,109	$—	$894

Investing Activities:
Acquisitions, net of cash acquired	—	—	(53)	—	(53)
Capital expenditures	—	—	(41)	—	(41)
Investments in and advances to investee companies	—	—	(26)	—	(26)
Proceeds from dispositions	—	—	13	—	13
Other investing activities	—	4	—	—	4

Net cash flow provided by (used for) investing activities	—	4	(107)	—	(103)

Financing Activities:
Repayment of notes	—	—	(2)	—	(2)
Payment of capital lease obligations	—	—	(4)	—	(4)
Dividends	(37)	—	—	—	(37)
Purchase of Company common stock	(296)	—	—	—	(296)
Proceeds from exercise of stock options	10	—	—	—	10
Excess tax benefit from stock-based compensation	35	—	—	—	35
Other financing activities	(5)	—	—	—	(5)
Increase (decrease) in intercompany payables	883	95	(978)	—	—

Net cash flow provided by (used for) financing activities	590	95	(984)	—	(299)

Net increase in cash and cash equivalents	474	—	18	—	492
Cash and cash equivalents at beginning of period	105	1	374	—	480

Cash and cash equivalents at end of period	$579	$1	$392	$—	$972

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(139)	$(99)	$939	$—	$701

Investing Activities:
Acquisitions, net of cash acquired	—	—	(2)	—	(2)
Capital expenditures	—	(2)	(39)	—	(41)
Investments in and advances to investee companies	—	—	(31)	—	(31)

Net cash flow used for investing activities	—	(2)	(72)	—	(74)

Financing Activities:
Repayment of notes and debentures	(17)	—	—	—	(17)
Payment of capital lease obligations	—	—	(4)	—	(4)
Dividends	(37)	—	—	—	(37)
Purchase of Company common stock	(25)	—	—	—	(25)
Proceeds from exercise of stock options	2	—	—	—	2
Excess tax benefit from stock-based compensation	10	—	—	—	10
Decrease to accounts receivable securitization program	—	—	(400)	—	(400)
Increase (decrease) in intercompany payables	509	101	(610)	—	—

Net cash flow provided by (used for) financing activities	442	101	(1,014)	—	(471)

Net increase (decrease) in cash and cash equivalents	303	—	(147)	—	156
Cash and cash equivalents at beginning of period	248	—	469	—	717

Cash and cash equivalents at end of period	$551	$—	$322	$—	$873

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.
              (Tabular dollars in millions, except per share amounts)

Management's discussion and analysis of the results of operations and financial condition of CBS Corporation (the "Company" or "CBS Corp.") should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

CBS Corporation's first quarter 2011 results benefitted from the strength of the Company's content, the new programming agreement with Turner Broadcasting System, Inc. for the telecast of the NCAA Division I Men's Basketball Championship ("NCAA Tournament") and continued improvement in the advertising marketplace. Revenue comparisons in 2011 were impacted by the absence of the 2010 Super Bowl broadcast on the CBS Television Network and the new programming agreement for the NCAA Tournament beginning in 2011 which resulted in lower revenues, yet higher profits. In aggregate, these two non-comparable items negatively impacted the first quarter 2011 revenue comparison by approximately 10 percentage points. Total revenues of $3.51 billion for the first quarter 2011 decreased 1% from $3.53 billion for the same prior-year period principally reflecting these two non-comparable items, which were mostly offset by growth in underlying revenues, including higher local and network primetime advertising, higher ratings and pricing for sports programming, and higher affiliate and subscription fees.

Operating income for the first quarter of 2011 of $437 million increased 186% from $153 million for the first quarter of 2010 reflecting growth across all of the Company's segments with improvement in operating income margins of eight percentage points to 12% in 2011 from 4% in 2010. This growth was achieved due to the aforementioned underlying revenue growth and significantly lower sports programming costs from the absence of the 2010 Super Bowl broadcast on the CBS Television Network and the new programming agreement for the NCAA Tournament. The Company reported first quarter diluted earnings per share of $.29 for 2011, up from a loss of $.04 per diluted share for 2010, driven by the operating income growth and $28 million lower interest expense, principally due to a $1.40 billion reduction to the Company's outstanding debt during 2010.

During the first quarter of 2011, the Company repurchased 11.8 million shares of its Class B Common Stock for $250 million, under the $1.5 billion share repurchase program, for an average cost of $21.26 per share. Despite this repurchase activity, the Company ended the first quarter with $972 million of cash on hand, an increase of $492 million from December 31, 2010. Free cash flow for the first quarter of 2011 was $853 million, an increase of $193 million from $660 million for the same prior-year period. The Company generated cash flow from operating activities of $894 million for the three months ended March 31, 2011, up $193 million from $701 million for the comparable prior-year period. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by (used for) operating activities less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on pages 32-33 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Revenues

The following table presents the Company's consolidated revenues by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2011		2010		$	%

Advertising	$2,292	65%	$2,381	67%	$(89)	(4)%
Content licensing and distribution	740	21	714	20	26	4
Affiliate and subscription fees	420	12	383	11	37	10
Other	58	2	53	2	5	9

Total Revenues	$3,510	100%	$3,531	100%	$(21)	(1)%

Advertising sales decreased $89 million, or 4%, to $2.29 billion for the three months ended March 31, 2011 driven by the absence of the 2010 broadcast of Super Bowl XLIV on the CBS Television Network and the impact of the new programming agreement for the NCAA Tournament. Beginning in 2011, pursuant to a 14-year agreement between the Company and Turner Broadcasting System, Inc., the Company and Turner are telecasting the NCAA Tournament. In aggregate, these items negatively impacted the advertising revenue comparison by 14 percentage points. Advertising sales also reflect ratings and pricing increases for sports programming, a 9% increase in network primetime advertising and growth in local advertising of 4%, despite a difficult comparison to the first quarter of 2010 which included the benefit to the CBS television stations from the 2010 Super Bowl broadcast and higher political advertising revenues.

Content licensing and distribution revenues increased $26 million, or 4%, to $740 million for the three months ended March 31, 2011 principally reflecting higher domestic syndication sales of television programming and higher revenues from theatrical films.

Affiliate and subscription fees increased $37 million, or 10%, to $420 million for the three months ended March 31, 2011 due to growth in subscriptions and rate increases at Showtime Networks and CBS Sports Network, and higher retransmission revenues.

International Revenues

The Company generated approximately 17% of its total revenues from international regions for the three months ended March 31, 2011 versus 16% for the three months ended March 31, 2010.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

The following table presents the Company's consolidated operating expenses by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2011		2010		$	%

Programming	$923	41%	$1,230	48%	$(307)	(25)%
Production	529	23	535	21	(6)	(1)
Billboard, transit and other occupancy	247	11	241	9	6	2
Participation, distribution and royalty	193	8	158	6	35	22
Other	384	17	400	16	(16)	(4)

Total Operating Expenses	$2,276	100%	$2,564	100%	$(288)	(11)%

For the three months ended March 31, 2011, programming expenses decreased $307 million, or 25%, to $923 million, and production expenses decreased $6 million, or 1%, to $529 million. These decreases were primarily driven by lower sports programming and production costs from the absence of the 2010 broadcast of Super Bowl XLIV on the CBS Television Network and the impact of the new programming agreement for the NCAA Tournament beginning in 2011. The decrease in production costs was partially offset by higher investment in new television series.

Billboard, transit and other occupancy expenses for the three months ended March 31, 2011 increased $6 million, or 2%, to $247 million primarily driven by higher variable costs associated with higher revenues and the impact of foreign exchange rate changes.

Participation, distribution and royalty costs for the three months ended March 31, 2011 increased $35 million, or 22%, to $193 million principally due to higher participations associated with higher syndication sales, and higher advertising and other distribution costs for theatrical films.

Other operating expenses for the three months ended March 31, 2011 decreased $16 million, or 4%, to $384 million reflecting lower costs associated with the absence of sponsorship revenues resulting from the new programming agreement for the NCAA Tournament.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $42 million, or 7%, to $658 million for the three months ended March 31, 2011 primarily due to higher advertising expense from the timing of cable original series premieres and higher employee related costs, including sales commissions and incentive compensation, partially offset by lower pension and postretirement benefits costs. Pension and postretirement benefits costs decreased $9 million to $35 million for the three months ended March 31, 2011 from $44 million for the same prior-year period principally due to the favorable performance of pension plan assets in 2010 as well as the benefit from pre-funding pension plans at the end of 2010. SG&A expenses as a percentage of revenues were 19% and 17% for the three months ended March 31, 2011 and 2010, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring Charges

For the three months ended March 31, 2010, in a continued effort to reduce its cost structure, the Company recorded restructuring charges of $57 million, reflecting $45 million of severance costs associated with the elimination of positions and $12 million of contract termination and other associated costs.

Depreciation and Amortization

For the three months ended March 31, 2011, depreciation and amortization decreased $2 million, or 1%, to $139 million.

Interest Expense

For the three months ended March 31, 2011, interest expense decreased $28 million to $110 million from $138 million for the same prior-year period primarily resulting from the reduction of debt during 2010. The Company had $5.99 billion and $6.97 billion of principal amounts of debt outstanding (including current maturities) at March 31, 2011 and 2010, respectively, both at weighted average interest rates of 7%.

Interest Income

For the three months ended March 31, 2011, interest income increased $1 million to $2 million from the same prior-year period.

Gain on Early Extinguishment of Debt

For the three months ended March 31, 2010, gain on early extinguishment of debt of $3 million reflected the pre-tax gain recognized upon the repurchase of $20 million of the Company's 5.50% senior debentures due 2033.

Other Items, Net

For the three months ended March 31, 2011, "Other items, net" reflected income of $9 million versus a net loss of $13 million for the same prior-year period, in both cases principally consisting of foreign exchange rate changes.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2011 increased to $122 million from $21 million for the three months ended March 31, 2010, driven by the increase in earnings before income taxes. In addition, the provision for income taxes for the three months ended March 31, 2010 included three discrete items which impacted comparability totaling $26 million, comprised of a $62 million reduction of deferred tax assets associated with the enactment of the Patient Protection and Affordable Care Act in 2010, partially offset by a $26 million reversal of previously established deferred tax liabilities and a $10 million tax benefit from the settlements of state and local income tax audits.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax

For the three months ended March 31, 2011, equity in loss of investee companies, net of tax, increased $3 million to a loss of $14 million, reflecting the Company's share of the operating results of its equity investments.

Net Earnings (Loss)

The Company reported net earnings of $202 million for the three months ended March 31, 2011 versus a net loss of $26 million for the three months ended March 31, 2010 driven by the growth in operating income and decline in interest expense.

Reconciliation of Non-GAAP Financial Information

Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company's net cash flow provided by (used for) operating activities less capital expenditures. The Company's calculation of free cash flow includes capital expenditures since investment in capital expenditures is a use of cash that is directly related to the Company's operations. The Company's net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

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

	Three Months Ended March 31,
	2011	2010

Net cash flow provided by operating activities	$894	$701
Capital expenditures	(41)	(41)

Free cash flow	$853	$660

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three months ended March 31, 2011 and 2010. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings (loss) is presented in Note 13 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended March 31,
	2011	2010

Revenues:
Entertainment	$1,994	$2,081
Cable Networks	393	368
Publishing	155	152
Local Broadcasting	621	606
Outdoor	413	392
Eliminations	(66)	(68)

Total Revenues	$3,510	$3,531

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Segment OIBDA:
Entertainment	$268	$134
Cable Networks	153	101
Publishing	7	2
Local Broadcasting	169	109
Outdoor	49	12
Corporate	(52)	(39)
Residual costs	(19)	(26)
Eliminations	1	1

OIBDA	576	294
Depreciation and amortization	(139)	(141)

Total Operating Income	$437	$153

Operating Income (Loss):
Entertainment	$230	$93
Cable Networks	147	95
Publishing	5	1
Local Broadcasting	143	84
Outdoor	(12)	(51)
Corporate	(58)	(44)
Residual costs	(19)	(26)
Eliminations	1	1

Total Operating Income	$437	$153

Depreciation and Amortization:
Entertainment	$38	$41
Cable Networks	6	6
Publishing	2	1
Local Broadcasting	26	25
Outdoor	61	63
Corporate	6	5

Total Depreciation and Amortization	$139	$141

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

(Contributed 57% to consolidated revenues for the three months ended March 31, 2011 versus 59% for the comparable prior-year period.)

	Three Months Ended March 31,
	2011	2010

Revenues	$1,994	$2,081

OIBDA	$268	$134
Depreciation and amortization	(38)	(41)

Operating income	$230	$93

OIBDA as a % of revenues	13%	6%
Operating income as a % of revenues	12%	4%
Restructuring charges	$—	$11
Capital expenditures	$14	$15

For the three months ended March 31, 2011, Entertainment revenues decreased 4% to $1.99 billion from $2.08 billion for the same prior-year period principally reflecting the absence of the 2010 telecast of Super Bowl XLIV on the CBS Television Network and the impact of the new programming agreement for the NCAA Tournament. Beginning in 2011, pursuant to a 14-year agreement between the Company and Turner Broadcasting System, Inc., the Company and Turner are telecasting the NCAA Tournament. In aggregate, these two items negatively impacted the first quarter 2011 Entertainment revenue comparison by approximately 17 percentage points. Results also reflect advertising revenue increases from higher pricing and ratings for the broadcast of sporting events, higher primetime advertising revenues for the CBS Television Network and higher content licensing and distribution revenues, principally driven by higher domestic syndication sales and higher revenues from theatrical films.

For the three months ended March 31, 2011, Entertainment operating income increased $137 million, or 147%, to $230 million and OIBDA increased $134 million, or 100%, to $268 million with improved operating income and OIBDA margins of eight percentage points and seven percentage points to 12% and 13%, respectively. The OIBDA and operating income increases and margin improvement reflect growth in primetime advertising revenues, the impact of the new programming agreement for the NCAA Tournament and lower programming costs from the absence of the 2010 telecast of Super Bowl XLIV. Restructuring charges of $11 million incurred during the first quarter of 2010 primarily reflect severance costs associated with the elimination of positions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 11% to consolidated revenues for the three months ended March 31, 2011 versus 10% for the comparable prior-year period.)

	Three Months Ended March 31,
	2011	2010

Revenues	$393	$368

OIBDA	$153	$101
Depreciation and amortization	(6)	(6)

Operating income	$147	$95

OIBDA as a % of revenues	39%	27%
Operating income as a % of revenues	37%	26%
Capital expenditures	$2	$1

For the three months ended March 31, 2011, Cable Networks revenues increased 7% to $393 million from $368 million for the same prior-year period due to rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks. At March 31, 2011, Showtime Networks, including Showtime, The Movie Channel and Flix, in the aggregate, had 69 million subscriptions, up by 6 million from March 31, 2010, primarily driven by increased cable, direct broadcast satellite ("DBS") and telephone company subscriptions. At March 31, 2011, CBS Sports Network subscriptions of 41 million were up by 5 million from March 31, 2010, reflecting increased cable subscriptions, driven by the Company's ten year carriage agreement with Comcast Corporation entered into in 2010, and higher DBS subscriptions. At March 31, 2011, Smithsonian Networks had 8 million subscriptions, up by 3 million from March 31, 2010.

For the three months ended March 31, 2011, Cable Networks operating income increased $52 million, or 55%, to $147 million and OIBDA increased $52 million, or 51%, to $153 million from the same prior-year period, primarily due to revenue growth and the timing of programming expenses, partially offset by higher advertising expense associated with the timing of series premieres.

Beginning in April 2011, CBS College Sports Network was renamed CBS Sports Network.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 4% to consolidated revenues for each of the three months ended March 31, 2011 and 2010.)

	Three Months Ended March 31,
	2011	2010

Revenues	$155	$152

OIBDA	$7	$2
Depreciation and amortization	(2)	(1)

Operating income	$5	$1

OIBDA as a % of revenues	5%	1%
Operating income as a % of revenues	3%	1%
Restructuring charges	$—	$1
Capital expenditures	$—	$1

For the three months ended March 31, 2011, Publishing revenues increased $3 million to $155 million from $152 million for the same prior-year period reflecting strong growth in digital sales of Publishing content, partially offset by lower print book sales. Sales of digital content were $28 million for the first quarter of 2011, representing the highest quarter to date, and more than doubling last year's first quarter digital sales. Sales of digital content represented approximately 18% of total Publishing revenues in the first quarter of 2011 as compared to 8% for the comparable prior-year period. Best selling titles in the first quarter of 2011 include Sing You Home by Jodi Picoult, I'll Walk Alone by Mary Higgins Clark and The 17 Day Diet by Dr. Mike Moreno.

For the three months ended March 31, 2011, Publishing operating income increased $4 million to $5 million and OIBDA increased $5 million to $7 million from the same prior-year period with improvements in operating income and OIBDA margins of two percentage points and four percentage points, respectively. These increases were driven by lower shipping, production and returns costs from the significant increase in digital sales as a percentage of total revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 18% to consolidated revenues for the three months ended March 31, 2011 versus 17% for the comparable prior-year period.)

	Three Months Ended March 31,
	2011	2010

Revenues	$621	$606

OIBDA	$169	$109
Depreciation and amortization	(26)	(25)

Operating income	$143	$84

OIBDA as a % of revenues	27%	18%
Operating income as a % of revenues	23%	14%
Restructuring charges	$—	$25
Capital expenditures	$12	$11

For the three months ended March 31, 2011, Local Broadcasting revenues increased 2% to $621 million from $606 million for the same prior-year period, primarily driven by higher advertising sales and higher retransmission revenues. Despite the difficult comparison to the first quarter of 2010, which included the benefit to the CBS television stations from the 2010 Super Bowl broadcast, higher political advertising sales and revenues from a television station that was sold in August 2010, CBS Television Stations revenues increased 1% reflecting growth in many key advertising categories, including automotive, financial services, and travel and leisure, as well as higher retransmission revenues. CBS Radio revenues increased 4%, reflecting the improved advertising marketplace, with growth in automotive, retail and financial services, and increased market share.

For the three months ended March 31, 2011, Local Broadcasting operating income increased 70% to $143 million and OIBDA increased 55% to $169 million from the same prior-year period, reflecting improved OIBDA and operating income margins for the first quarter of 2011. These increases were driven by the revenue growth, lower programming costs and restructuring charges of $25 million recorded in the first quarter of 2010 principally associated with the elimination of positions and contract terminations.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

(Contributed 12% to consolidated revenues for the three months ended March 31, 2011 versus 11% for the comparable prior-year period.)

	Three Months Ended March 31,
	2011	2010

Revenues	$413	$392

OIBDA	$49	$12
Depreciation and amortization	(61)	(63)

Operating loss	$(12)	$(51)

OIBDA as a % of revenues	12%	3%
Restructuring charges	$—	$20
Capital expenditures	$12	$11

For the three months ended March 31, 2011, Outdoor revenues increased 5% to $413 million from $392 million for the same prior-year period resulting from the continued improvement in the outdoor advertising marketplace. Revenues for the Americas (comprising North America and South America) for the first quarter of 2011 increased 11% in constant dollars from the same prior-year period, driven by growth in the U.S. billboards and displays businesses, including the impact of new transit contracts entered into in 2010. Revenues for Europe decreased 6% in constant dollars, reflecting weakness in the European economy. Approximately 44% and 47% of Outdoor revenues were generated from regions outside the United States for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, Outdoor reported an operating loss of $12 million versus an operating loss of $51 million for the same prior-year period. Outdoor OIBDA increased $37 million to $49 million for the three months ended March 31, 2011 from $12 million for the same prior-year period. These increases were driven by the revenue growth and restructuring charges of $20 million incurred during the first quarter of 2010.

Corporate

For the three months ended March 31, 2011, corporate expenses increased 32% to $58 million from $44 million for the same prior-year period, primarily reflecting the timing of expenses and expense increases resulting from the Company's higher stock price.

Residual Costs

Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For the three months ended March 31, 2011, residual costs decreased 27% to $19 million from $26 million for the same prior-year period, primarily due to the favorable performance of pension plan assets in 2010, as well as the benefit from pre-funding the Company's pension plans at the end of 2010.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financial Position

Current assets increased by $302 million to $5.64 billion at March 31, 2011 from $5.34 billion at December 31, 2010, primarily due to an increase in cash and cash equivalents, partially offset by a decrease in programming and other inventory. The decrease in programming and other inventory of $287 million reflected the expensing of prepaid sports and entertainment programming rights. The allowance for doubtful accounts as a percentage of receivables was 4% at both March 31, 2011 and December 31, 2010.

Net property and equipment of $2.64 billion at March 31, 2011 decreased $52 million from $2.69 billion at December 31, 2010, primarily reflecting depreciation expense of $108 million, partially offset by capital expenditures of $41 million and foreign currency translation adjustments.

Goodwill increased $98 million to $8.62 billion at March 31, 2011 from $8.52 billion at December 31, 2010, primarily reflecting acquisitions of interactive businesses and foreign currency translation adjustments.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $17 million to $6.61 billion at March 31, 2011 from $6.62 billion at December 31, 2010, primarily due to amortization expense of $31 million, partially offset by acquisitions of interactive businesses.

Current liabilities increased by $169 million to $4.20 billion at March 31, 2011 from $4.03 billion at December 31, 2010, primarily reflecting increases related to sports programming rights.

Cash Flows

Cash and cash equivalents increased by $492 million and $156 million for the three months ended March 31, 2011 and 2010, respectively. The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2011	2010

Cash provided by operating activities	$894	$701
Cash used for investing activities	(103)	(74)
Cash used for financing activities	(299)	(471)

Net increase in cash and cash equivalents	$492	$156

Operating Activities.    For the three months ended March 31, 2011, cash provided by operating activities increased $193 million to $894 million from $701 million for the same prior-year period primarily reflecting the growth in operating income and lower payments for interest, partially offset by the absence of the benefit to 2010 cash flow from the Super Bowl broadcast on the CBS Television Network.

Cash paid for income taxes for the three months ended March 31, 2011 was $19 million versus $18 million for the three months ended March 31, 2010.

Investing Activities.    Cash used for investing activities of $103 million for the three months ended March 31, 2011 principally reflected capital expenditures of $41 million, payments for acquisitions of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$53 million, primarily for interactive businesses, and investments in investee companies of $26 million. Cash used for investing activities of $74 million for the three months ended March 31, 2010 principally reflected capital expenditures of $41 million and investments in investee companies of $31 million.

Financing Activities.    Cash used for financing activities of $299 million for the three months ended March 31, 2011 principally reflected the purchase of Company common stock for $296 million, of which $250 million relates to the repurchase of 11.8 million shares of CBS Corp. Class B Common Stock under the Company's $1.5 billion share repurchase program, and dividend payments of $37 million, partially offset by proceeds from the exercise of stock options and the excess tax benefit from stock-based compensation. Cash used for financing activities of $471 million for the three months ended March 31, 2010 principally reflected a $400 million reduction to amounts outstanding under the accounts receivable securitization program, dividend payments of $37 million, the purchase of Company common stock for $25 million and the repayment of notes of $17 million.

Cash Dividends and Repurchase of Company Stock

During the first quarter of 2011, the Company repurchased 11.8 million shares of CBS Corp. Class B Common Stock for $250 million under its $1.5 billion share repurchase program, through an accelerated share repurchase transaction. In addition, during each of the first quarters of 2011 and 2010, the Company repurchased 2 million shares of its Class B Common Stock by withholding shares to satisfy employee tax withholding obligations from the vesting of RSUs.

On February 23, 2011, the Company announced a quarterly cash dividend of $.05 per share on its Class A and Class B Common Stock payable on April 1, 2011. The total dividend was $34 million of which $33 million was paid on April 1, 2011 and $1 million was accrued to be paid upon vesting of RSUs. During the first quarter of 2011, the Company paid $37 million for the dividend declared on November 18, 2010 and for dividend payments on RSUs that vested during the first quarter of 2011.

On May 3, 2011, the Company announced that its Board of Directors has authorized an increase in the quarterly cash dividend on the Company's common stock from $.05 to $.10 per share. The dividend is payable on July 1, 2011 to shareholders of record as of June 10, 2011.

Capital Structure

The following table sets forth the Company's debt.

	At March 31, 2011	At December 31, 2010

Senior debt (4.30% – 8.875% due 2012 – 2056)(a)	$5,928	$5,929
Other notes	—	2
Obligations under capital leases	87	90

Total debt	6,015	6,021
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	5,994	6,000
Less current portion	26	27

Total long-term debt from continuing operations, net of current portion	$5,968	$5,973

  (a)
  At March 31, 2011 and December 31, 2010, the senior debt balances included (i) a net unamortized premium of $2 million and $1 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $81 million and $83 million, respectively. The face value of the Company's senior debt was $5.85 billion at both March 31, 2011 and December 31, 2010.

  (b)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

During the first quarter of 2010, the Company repurchased $20 million of its 5.50% senior debentures due 2033 resulting in a pre-tax gain on early extinguishment of debt of $3 million.

Credit Facility

At March 31, 2011, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At March 31, 2011, the Company's Consolidated Leverage Ratio was approximately 2.1x and Consolidated Coverage Ratio was approximately 6.1x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At March 31, 2011, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At March 31, 2011, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

Accounts Receivable Securitization Program

During and prior to the first quarter of 2010, the Company participated in a revolving accounts receivable securitization program which provided for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program by $400 million to zero and terminated the program.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.98 billion of remaining availability at March 31, 2011 and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Funding for the Company's long-term debt obligations due over the next five years of $1.19 billion is expected to come from cash generated from operating activities and the Company's ability to refinance its debt.

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2011, the outstanding letters of credit and surety bonds approximated $391 million and were not recorded on the Consolidated Balance Sheet.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing. On April 21, 2011, the FCC filed a combined petition for certiorari seeking review of the Second Circuit's decision in this case and also in an indecency case involving a broadcast on another television network.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2011, the Company had pending approximately 52,230 asbestos claims, as compared with approximately 52,220 as of December 31, 2010 and 62,340 as of March 31, 2010. During the first quarter of 2011, the Company received approximately 1,440 new claims and closed or moved to an inactive docket approximately 1,430 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2010 and 2009 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $14 million and $18 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2011, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $51 million and $39 million for the three months ended March 31, 2011 and 2010, respectively.

CBS Corp. places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million and $5 million for the three months ended March 31, 2011 and 2010, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At March 31, 2011	At December 31, 2010

Amounts due from Viacom Inc.
Receivables	$99	$104
Other assets (Receivables, noncurrent)	233	252

Total amounts due from Viacom Inc.	$332	$356

Amounts due to Viacom Inc.
Accounts payable	$8	$5
Program rights	4	4
Other liabilities (Program rights, noncurrent)	—	1

Total amounts due to Viacom Inc.	$12	$10

Other Related Parties    The Company owns 50% of The CW, a television broadcast network, which is accounted for by the Company as an equity investment. CBS Corp. earns revenues from The CW, primarily from the licensing of the Company's television programming. Total revenues from The CW were $27 million and $45 million for the three months ended March 31, 2011 and 2010, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, the company adopted revised FASB guidance on revenue arrangements with multiple deliverables. This guidance revised the criteria for separating and allocating consideration for each deliverable in a multiple-deliverable arrangement and establishes a hierarchy for determining the selling price of each deliverable. Under the guidance, revenues are allocated based on the relative selling price of each deliverable. The selling price used for each deliverable will be based on the Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price if neither Company-specific objective evidence nor third party evidence is available. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for a discussion of the Company's critical accounting policies.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following updates the corresponding risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Changes in U.S. Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business (updated information is presented below)

The FCC delivered to Congress the National Broadband Plan, which recommends proposals relative to broadband deployment and use. In order to provide additional spectrum for wireless broadband services, the National Broadband Plan proposes to make spectrum available through initiatives including voluntary spectrum auctions. It is difficult to predict the timing or outcome of this proposed plan or its effect, if any, on the Company's broadcasting properties.

The Company Could Be Adversely Affected by Strikes and Other Union Activity (the entire risk factor, as updated, is presented below)

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television, radio, cable networks, online and motion picture businesses by disrupting the Company's ability to provide scheduled services and programming or by causing delays in the production of the Company's television or radio programming, motion pictures or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. In March 2011, owners of the National Football League (NFL) teams imposed a lockout against NFL players when their collective bargaining agreement expired. However, on April 18, 2011, a U.S. District Court judge ordered an end to the lockout, to which the NFL has filed a notice of appeal with the U.S. Court of Appeals for the Eighth Circuit. There is no assurance as to the outcome of this litigation, which continues between the NFL and the players. Depending on their duration, a lockout or any strikes or work stoppages could have an adverse effect on the Company's revenues, cash flows and/or operating income and/or the timing thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended March 31, 2011 under its $1.5 billion share repurchase program, publicly announced on November 4, 2010.

(In millions, except per share amounts)	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

January 1, 2011 – January 31, 2011	9.1	(a)	9.1	$1,250
February 1, 2011 – February 28, 2011	—	—	—	$1,250
March 1, 2011 – March 31, 2011	2.7	(a)	2.7	$1,250

Total	11.8	$21.26	11.8	$1,250

(a)
During the first quarter of 2011, the Company repurchased 11.8 million shares of CBS Corp. Class B Common Stock for $250 million through an accelerated share repurchase ("ASR") transaction, of which 9.1 million shares were delivered in January 2011 and the remaining 2.7 million shares were delivered upon settlement of the ASR in March 2011.

 Item 6. Exhibits.

Exhibit No.	Description of Document

(10)		Material Contracts
	(a)	Employment Agreement dated as of February 3, 2011 between CBS Corporation and Anthony G. Ambrosio (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
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

CBS CORPORATION (Registrant)
Date: May 3, 2011	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date: May 3, 2011	/s/ THOMAS S. SHILEN, JR. Thomas S. Shilen, Jr. Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(10)		Material Contracts
	(a)	Employment Agreement dated as of February 3, 2011 between CBS Corporation and Anthony G. Ambrosio (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.