Form 10-Q
period 2011-06-30
CBS CORP
filed 2011-08-02
CIK 813828

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Number of shares of common stock outstanding at July 29, 2011:

        Class A Common Stock, par value $.001 per share–43,444,915

        Class B Common Stock, par value $.001 per share–626,439,222

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,

	2011		2010		2011		2010

Revenues		$3,586		$3,331		$7,096		$6,862

Expenses:
Operating		2,030		2,077		4,306		4,641
Selling, general and administrative		683		673		1,341		1,289
Restructuring charges		—		2		—		59
Depreciation and amortization		139		144		278		285

Total expenses		2,852		2,896		5,925		6,274

Operating income		734		435		1,171		588
Interest expense		(110)		(134)		(220)		(272)
Interest income		1		2		3		3
Loss on early extinguishment of debt		—		(41)		—		(38)
Other items, net		5		(14)		14		(27)

Earnings before income taxes and equity in loss of investee companies		630		248		968		254
Provision for income taxes		(230)		(91)		(352)		(112)
Equity in loss of investee companies, net of tax		(5)		(7)		(19)		(18)

Net earnings		$395		$150		$597		$124

Basic net earnings per common share	$	..59	$	..22	$	..89	$	..18
Diluted net earnings per common share	$	..58	$	..22	$	..87	$	..18
Weighted average number of common shares outstanding:
Basic		669		679		671		678
Diluted		686		693		689		693
Dividends per common share	$	..10	$	..05	$	..15	$	..10

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At June 30, 2011	At December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,346	$480
Receivables, less allowances of $139 (2011) and $131 (2010)	3,024	3,248
Programming and other inventory (Note 4)	360	725
Deferred income tax assets, net	304	303
Prepaid income taxes	56	45
Prepaid expenses and other current assets	599	529
Current assets of discontinued operations	6	5

Total current assets	5,695	5,335

Property and equipment:
Land	330	329
Buildings	713	709
Capital leases	197	197
Advertising structures	2,136	2,073
Equipment and other	1,771	1,797

	5,147	5,105
Less accumulated depreciation and amortization	2,552	2,411

Net property and equipment	2,595	2,694

Programming and other inventory (Note 4)	1,224	1,425
Goodwill	8,622	8,524
Intangible assets (Note 3)	6,577	6,624
Other assets	1,444	1,469
Assets of discontinued operations	72	72

Total Assets	$26,229	$26,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$372	$439
Accrued compensation	291	408
Participants' share and royalties payable	1,018	943
Program rights	572	601
Deferred revenue	307	292
Current portion of long-term debt (Note 6)	31	27
Accrued expenses and other current liabilities	1,322	1,299
Current liabilities of discontinued operations	18	17

Total current liabilities	3,931	4,026

Long-term debt (Note 6)	5,964	5,973
Pension and postretirement benefit obligations	1,969	1,986
Deferred income tax liabilities, net	851	715
Other liabilities	3,367	3,420
Liabilities of discontinued operations	199	202
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 43 (2011) and 44 (2010) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 767 (2011) and 757 (2010) shares issued	1	1
Additional paid-in capital	43,436	43,443
Accumulated deficit	(29,051)	(29,648)
Accumulated other comprehensive loss (Note 1)	(252)	(286)

	14,134	13,510
Less treasury stock, at cost; 142 (2011) and 120 (2010) Class B Shares	4,186	3,689

Total Stockholders' Equity	9,948	9,821

Total Liabilities and Stockholders' Equity	$26,229	$26,143

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2011	2010

Operating Activities:
Net earnings	$597	$124
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	278	285
Stock-based compensation	75	70
Loss on early extinguishment of debt	—	38
Equity in loss of investee companies, net of tax and distributions	21	18
Change in assets and liabilities, net of effects of acquisitions	623	716

Net cash flow provided by operating activities	1,594	1,251

Investing Activities:
Acquisitions, net of cash acquired	(55)	(8)
Capital expenditures	(95)	(100)
Investments in and advances to investee companies	(42)	(41)
Proceeds from dispositions	13	1
Other investing activities	8	—

Net cash flow used for investing activities	(171)	(148)

Financing Activities:
Proceeds from issuance of notes	4	497
Repayment of notes and debentures	(2)	(976)
Payment of capital lease obligations	(9)	(8)
Dividends	(73)	(74)
Purchase of Company common stock	(578)	(36)
Proceeds from exercise of stock options	45	3
Excess tax benefit from stock-based compensation	61	12
Decrease to accounts receivable securitization program (Note 6)	—	(400)
Other financing activities	(5)	—

Net cash flow used for financing activities	(557)	(982)

Net increase in cash and cash equivalents	866	121
Cash and cash equivalents at beginning of period	480	717

Cash and cash equivalents at end of period	$1,346	$838

Supplemental disclosure of cash flow information
Cash paid for interest	$210	$264
Cash paid for income taxes	$158	$32

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For both the three and six months ended June 30, 2011, stock options to purchase 22 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For both the three and six months ended June 30, 2010, stock options to purchase 33 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2011	2010	2011	2010

Weighted average shares for basic EPS	669	679	671	678
Dilutive effect of shares issuable under stock-based compensation plans	17	14	18	15

Weighted average shares for diluted EPS	686	693	689	693

Comprehensive Income—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net earnings	$395	$150	$597	$124
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	6	(15)	19	(20)
Net actuarial loss and prior service costs	8	9	15	86

Total comprehensive income	$409	$144	$631	$190

Collaborative Arrangements—Collaborative arrangements primarily consist of joint efforts with third parties to produce and distribute programming such as television series and live sporting events, including the new 14-year agreement between the Company and Turner Broadcasting System, Inc. to telecast the NCAA Division I Men's Basketball Championship ("NCAA Tournament"), which began in 2011. In connection with this agreement for the NCAA Tournament, advertisements aired on CBS Television Network are recorded as revenues and the Company's share of the program rights fees and other operating costs are recorded as operating expenses.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Additional Paid-In Capital—For the six months ended June 30, 2011 and 2010, the Company recorded dividends of $103 million and $70 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, the Company adopted the Financial Accounting Standards Board's ("FASB") revised guidance on revenue arrangements with multiple deliverables. This guidance revises the criteria for separating and allocating consideration for each deliverable in a multiple-deliverable arrangement and establishes a hierarchy for determining the selling price of each deliverable. Under the guidance, revenues are allocated based on the relative selling price of each deliverable. The selling price used for each deliverable will be based on the Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price for the stand-alone sale of the deliverable if neither Company-specific objective evidence nor third party evidence is available. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Recent Pronouncements

Fair Value Measurement

In May 2011, the FASB issued guidance to improve the comparability of fair value measurements presented in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRS"), effective for the Company beginning in the first quarter of 2012. This guidance clarifies the FASB's intent about the application of existing fair value measurement requirements and changes certain principles and requirements for measuring fair value and for disclosing information about fair value measurements. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income, effective for the Company beginning in the first quarter of 2012, with early adoption permitted. Under this guidance, the total comprehensive income, the components of net income and the components of other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires reclassification adjustments, for items reclassified from other comprehensive income to net income, to be presented on the face of each of these statements. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

RSUs and PSUs	$27	$29	$52	$56
Stock options and equivalents	14	8	23	14

Stock-based compensation expense, before income taxes	41	37	75	70
Related tax benefit	(17)	(15)	(30)	(28)

Stock-based compensation expense, net of tax benefit	$24	$22	$45	$42

During the six months ended June 30, 2011, the Company granted 6 million RSUs with a weighted average per unit grant date fair value of $22.23. RSU grants during the first six months of 2011 generally vest over a one-to-four-year service period. Certain RSU awards are also subject to satisfying performance conditions. The number of shares that will be issued upon vesting of RSU awards with performance conditions can range from 0% to 120% of the target award, based on the achievement of established operating performance goals. During the six months ended June 30, 2011, the Company also granted 6 million stock options with a weighted average exercise price of $23.17. Stock option grants during 2011 generally vest over a four-year service period and expire eight years from the date of grant.

Total unrecognized compensation cost related to non-vested RSUs at June 30, 2011 was $208 million, which is expected to be expensed over a weighted average period of 2.6 years. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2011 was $88 million, which is expected to be expensed over a weighted average period of 2.9 years.

3) INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At June 30, 2011	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$908	$(596)	$312
Franchise agreements	493	(286)	207
Other intangible assets	385	(234)	151

Total intangible assets subject to amortization	1,786	(1,116)	670
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,693	$(1,116)	$6,577

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2010	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$895	$(562)	$333
Franchise agreements	491	(272)	219
Other intangible assets	375	(210)	165

Total intangible assets subject to amortization	1,761	(1,044)	717
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,668	$(1,044)	$6,624

Amortization expense was $32 million and $33 million for the three months ended June 30, 2011 and 2010, respectively, and $63 million and $66 million for the six months ended June 30, 2011 and 2010, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2011 through 2015, to be as follows:

	2011	2012	2013	2014	2015

Amortization expense	$122	$99	$87	$79	$69

4) PROGRAMMING AND OTHER INVENTORY

	At June 30, 2011	At December 31, 2010

Program rights	$1,031	$1,372
Television programming:
Released (including acquired libraries)	404	534
In process and other	51	119
Theatrical programming:
Released	22	29
In process and other	8	26
Publishing, primarily finished goods	67	69
Other	1	1

Total programming and other inventory	1,584	2,150
Less current portion	360	725

Total noncurrent programming and other inventory	$1,224	$1,425

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2011, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $88 million and $71 million for the three months ended June 30, 2011 and 2010, respectively, and $139 million and $110 million for the six months ended June 30, 2011 and 2010, respectively.

CBS Corp. places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $4 million and $6 million for the three months ended June 30, 2011 and 2010, respectively, and $10 million and $11 million for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At June 30, 2011	At December 31, 2010

Amounts due from Viacom Inc.
Receivables	$92	$104
Other assets (Receivables, noncurrent)	221	252

Total amounts due from Viacom Inc.	$313	$356

Amounts due to Viacom Inc.
Accounts payable	$3	$5
Program rights	4	4
Other liabilities (Program rights, noncurrent)	—	1

Total amounts due to Viacom Inc.	$7	$10

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these ventures were $30 million and $32 million for the three months ended June 30, 2011 and 2010, respectively, and $63 million and $78 million for the six months ended June 30, 2011 and 2010, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At June 30, 2011	At December 31, 2010

Senior debt (4.30% – 8.875% due 2012 – 2056) (a)	$5,927	$5,929
Other notes	4	2
Obligations under capital leases	85	90

Total debt	6,016	6,021
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	5,995	6,000
Less current portion	31	27

Total long-term debt from continuing operations, net of current portion	$5,964	$5,973

(a)
At June 30, 2011 and December 31, 2010, the senior debt balances included (i) a net unamortized premium of $2 million and $1 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $79 million and $83 million, respectively. The face value of the Company's senior debt was $5.85 billion at both June 30, 2011 and December 31, 2010.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

During the six months ended June 30, 2010, the Company issued $500 million of senior notes.

During the six months ended June 30, 2010, the Company repurchased and redeemed a total of $940 million of senior notes and debentures, of which $920 million was repurchased and redeemed during the second quarter of 2010. These transactions resulted in a pre-tax loss on early extinguishment of debt of $41 million and $38 million for the three and six months ended June 30, 2010, respectively.

Credit Facility

At June 30, 2011, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At June 30, 2011, the Company's Consolidated Leverage Ratio was approximately 1.9x and Consolidated Coverage Ratio was approximately 7.0x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At June 30, 2011, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At June 30, 2011, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

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

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2011	2010	2011	2010

Components of net periodic cost:
Service cost	$9	$8	$—	$—
Interest cost	62	67	9	10
Expected return on plan assets	(60)	(57)	—	—
Amortization of actuarial losses (gains)	16	18	(3)	(2)

Net periodic cost	$27	$36	$6	$8

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2011	2010	2011	2010

Components of net periodic cost:
Service cost	$18	$16	$—	$—
Interest cost	124	134	18	21
Expected return on plan assets	(119)	(114)	—	—
Amortization of actuarial losses (gains)	32	36	(5)	(5)

Net periodic cost	$55	$72	$13	$16

During July 2011, the Company made a pension contribution of $200 million principally to pre-fund its qualified plans.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) STOCKHOLDERS' EQUITY

During the six months ended June 30, 2011, the Company repurchased, through accelerated share repurchase transactions, 21.7 million shares of CBS Corp. Class B Common Stock for $500 million under its $1.5 billion share repurchase program, of which $250 million was spent in the second quarter to repurchase 9.9 million shares. In addition, during each of the six months ended June 30, 2011 and 2010, the Company repurchased 3 million shares of its Class B Common Stock by withholding shares to satisfy employee tax withholding obligations from the vesting of RSUs.

On May 3, 2011, the Company announced an increase in the quarterly cash dividend on its Class A and Class B Common Stock to $.10 per share from $.05 per share. The total second quarter dividend was $69 million of which $67 million was paid on July 1, 2011 and $2 million was accrued to be paid upon vesting of RSUs. During the second quarter of 2011, the Company paid $36 million for the dividend declared on February 23, 2011 and for dividend payments on RSUs that vested during the second quarter of 2011.

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes for the three months ended June 30, 2011 increased to $230 million from $91 million and for the six months ended June 30, 2011 increased to $352 million from $112 million for the comparable prior-year period, in both cases driven by the increase in earnings before income taxes. In addition, the provision for income taxes for the six months ended June 30, 2010 included three discrete items which impacted comparability totaling $26 million, comprised of a $62 million reduction of deferred tax assets associated with the enactment of the Patient Protection and Affordable Care Act in 2010, partially offset by a $26 million reversal of previously established deferred tax liabilities and a $10 million tax benefit from the settlements of tax audits.

The IRS commenced its examination of the years 2008, 2009 and 2010 during the second quarter of 2011. In addition, various tax years are currently under examination by state and local, and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and accordingly, unforeseen events could cause the Company's current expectation to change in the future.

10) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2011, the outstanding letters of credit and surety bonds approximated $409 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. On May 24, 2011, the court granted the motion to dismiss and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a Notice of Appeal.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing. On April 21, 2011, the FCC filed a combined petition for certiorari seeking review of the Second Circuit's decision in this case and also in an indecency case involving a broadcast on another television network. On June 27, 2011, the United States Supreme Court granted the FCC's petition for certiorari.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2011 the Company had pending approximately 50,390 asbestos claims, as compared with approximately 52,220 as of December 31, 2010 and 58,920 as of June 30, 2010. During the second quarter of 2011, the Company received approximately 990 new claims and closed or moved to an

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

inactive docket approximately 2,830 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2010 and 2009 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $14 million and $18 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS Outdoor Limited has commenced legal actions against London Underground Limited with respect to disputes regarding project delays and other matters, including the calculation of franchise fees due from CBS Outdoor Limited arising under its 2006 transit contract with London Underground Limited. In these actions, CBS Outdoor Limited is seeking declaratory relief, recovery of monetary damages and other forms of relief. In August 2010, CBS Outdoor Limited filed a claim against London Underground Limited in the High Court of Justice Queen's Bench Division Commercial Court in the U.K. and, in November 2010, London Underground Limited filed a defense and counterclaim against CBS Outdoor Limited, in each case, with respect to such franchise fee calculation disputes.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

11) RESTRUCTURING CHARGES

During the years ended December 31, 2010 and 2009, the Company recorded restructuring charges of $81 million and $23 million, respectively. The charges reflected $87 million of severance costs and $22 million of contract termination and other associated costs, partially offset by reversals of $5 million as a result of changes in estimates of previously established restructuring accruals. As of June 30, 2011, the cumulative amount paid since the restructuring activities began in 2009 was $68 million, of which $58 million was for the severance costs and $10 million was for the contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011, however, certain payments associated with the early termination of long-term contractual agreements will continue through 2012.

	Balance at December 31, 2010	2011 Payments	Balance at June 30, 2011

Entertainment	$11	$(5)	$6
Cable Networks	2	—	2
Publishing	2	—	2
Local Broadcasting	26	(8)	18
Outdoor	16	(8)	8

Total	$57	$(21)	$36

12) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At June 30, 2011 and December 31, 2010, the carrying value of the senior debt was $5.93 billion for both periods and the fair value, which is estimated, based on quoted market prices and includes accrued interest, was $6.58 billion and $6.54 billion, respectively.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2011	Level 1	Level 2	Level 3	Total

Assets:
Investments	$65	$—	$—	$65

Total Assets	$65	$—	$—	$65

Liabilities:
Deferred compensation	$—	$173	$—	$173
Foreign currency hedges	—	5	—	5

Total Liabilities	$—	$178	$—	$178

At December 31, 2010	Level 1	Level 2	Level 3	Total

Assets:
Investments	$66	$—	$—	$66

Total Assets	$66	$—	$—	$66

Liabilities:
Deferred compensation	$—	$162	$—	$162
Foreign currency hedges	—	3	—	3

Total Liabilities	$—	$165	$—	$165

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues:
Entertainment	$1,836	$1,672	$3,830	$3,753
Cable Networks	413	369	806	737
Publishing	183	189	338	341
Local Broadcasting	691	678	1,312	1,284
Outdoor	490	457	903	849
Eliminations	(27)	(34)	(93)	(102)

Total Revenues	$3,586	$3,331	$7,096	$6,862

Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Intercompany Revenues:
Entertainment	$19	$26	$74	$83
Local Broadcasting	4	6	9	11
Outdoor	4	2	10	8

Total Intercompany Revenues	$27	$34	$93	$102

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Segment OIBDA:
Entertainment	$440	$223	$708	$357
Cable Networks	176	129	329	230
Publishing	19	17	26	19
Local Broadcasting	230	214	399	323
Outdoor	86	77	135	89
Corporate	(57)	(56)	(109)	(95)
Residual costs	(18)	(26)	(37)	(52)
Eliminations	(3)	1	(2)	2

OIBDA	873	579	1,449	873
Depreciation and amortization	(139)	(144)	(278)	(285)

Total Operating Income	734	435	1,171	588
Interest expense	(110)	(134)	(220)	(272)
Interest income	1	2	3	3
Loss on early extinguishment of debt	—	(41)	—	(38)
Other items, net	5	(14)	14	(27)

Earnings before income taxes and equity in loss of investee companies	630	248	968	254
Provision for income taxes	(230)	(91)	(352)	(112)
Equity in loss of investee companies, net of tax	(5)	(7)	(19)	(18)

Net earnings	$395	$150	$597	$124

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Operating Income (Loss):
Entertainment	$400	$181	$630	$274
Cable Networks	171	123	318	218
Publishing	17	15	22	16
Local Broadcasting	204	190	347	274
Outdoor	26	12	14	(39)
Corporate	(63)	(61)	(121)	(105)
Residual costs	(18)	(26)	(37)	(52)
Eliminations	(3)	1	(2)	2

Total Operating Income	$734	$435	$1,171	$588

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Depreciation and Amortization:
Entertainment	$40	$42	$78	$83
Cable Networks	5	6	11	12
Publishing	2	2	4	3
Local Broadcasting	26	24	52	49
Outdoor	60	65	121	128
Corporate	6	5	12	10

Total Depreciation and Amortization	$139	$144	$278	$285

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Stock-based Compensation:
Entertainment	$12	$12	$24	$23
Cable Networks	1	1	2	3
Publishing	1	1	2	2
Local Broadcasting	6	6	11	12
Outdoor	2	2	3	3
Corporate	19	15	33	27

Total Stock-based Compensation	$41	$37	$75	$70

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Capital Expenditures:
Entertainment	$17	$23	$31	$38
Cable Networks	3	3	5	4
Publishing	2	1	2	2
Local Broadcasting	16	16	28	27
Outdoor	14	14	26	25
Corporate	2	2	3	4

Total Capital Expenditures	$54	$59	$95	$100

	At June 30, 2011	At December 31, 2010

Assets:
Entertainment	$7,662	$8,324
Cable Networks	1,615	1,650
Publishing	1,018	1,126
Local Broadcasting	9,612	9,686
Outdoor	4,264	4,256
Corporate	2,062	1,094
Discontinued operations	78	77
Eliminations	(82)	(70)

Total Assets	$26,229	$26,143

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

	Statement of Operations For the Three Months Ended June 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$31	$45	$3,510	$—	$3,586

Expenses:
Operating	16	36	1,978	—	2,030
Selling, general and administrative	28	65	590	—	683
Depreciation and amortization	2	4	133	—	139

Total expenses	46	105	2,701	—	2,852

Operating income (loss)	(15)	(60)	809	—	734
Interest (expense) income, net	(131)	(83)	105	—	(109)
Other items, net	—	1	4	—	5

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(146)	(142)	918	—	630
Benefit (provision) for income taxes	56	54	(340)	—	(230)
Equity in earnings (loss) of investee companies, net of tax	485	472	(5)	(957)	(5)

Net earnings	$395	$384	$573	$(957)	$395

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$63	$73	$6,960	$—	$7,096

Expenses:
Operating	34	58	4,214	—	4,306
Selling, general and administrative	56	122	1,163	—	1,341
Depreciation and amortization	3	8	267	—	278

Total expenses	93	188	5,644	—	5,925

Operating income (loss)	(30)	(115)	1,316	—	1,171
Interest (expense) income, net	(260)	(167)	210	—	(217)
Other items, net	1	(1)	14	—	14

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(289)	(283)	1,540	—	968
Benefit (provision) for income taxes	104	102	(558)	—	(352)
Equity in earnings (loss) of investee companies, net of tax	782	720	(19)	(1,502)	(19)

Net earnings	$597	$539	$963	$(1,502)	$597

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended June 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$33	$32	$3,266	$—	$3,331

Expenses:
Operating	16	25	2,036	—	2,077
Selling, general and administrative	34	62	577	—	673
Restructuring charges	—	—	2	—	2
Depreciation and amortization	2	3	139	—	144

Total expenses	52	90	2,754	—	2,896

Operating income (loss)	(19)	(58)	512	—	435
Interest (expense) income, net	(146)	(75)	89	—	(132)
Loss on early extinguishment of debt	(41)	—	—	—	(41)
Other items, net	(1)	8	(21)	—	(14)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(207)	(125)	580	—	248
Benefit (provision) for income taxes	76	44	(211)	—	(91)
Equity in earnings (loss) of investee companies, net of tax	281	145	(7)	(426)	(7)

Net earnings	$150	$64	$362	$(426)	$150

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$66	$61	$6,735	$—	$6,862

Expenses:
Operating	32	50	4,559	—	4,641
Selling, general and administrative	69	106	1,114	—	1,289
Restructuring charges	—	—	59	—	59
Depreciation and amortization	3	6	276	—	285

Total expenses	104	162	6,008	—	6,274

Operating income (loss)	(38)	(101)	727	—	588
Interest (expense) income, net	(294)	(157)	182	—	(269)
Loss on early extinguishment of debt	(38)	—	—	—	(38)
Other items, net	(1)	10	(36)	—	(27)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(371)	(248)	873	—	254
Benefit (provision) for income taxes	102	91	(305)	—	(112)
Equity in earnings (loss) of investee companies, net of tax	393	315	(18)	(708)	(18)

Net earnings	$124	$158	$550	$(708)	$124

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At June 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$916	$1	$429	$—	$1,346
Receivables, net	23	35	2,966	—	3,024
Programming and other inventory	4	5	351	—	360
Prepaid expenses and other current assets	106	94	784	(19)	965

Total current assets	1,049	135	4,530	(19)	5,695

Property and equipment	43	94	5,010	—	5,147
Less accumulated depreciation and amortization	11	52	2,489	—	2,552

Net property and equipment	32	42	2,521	—	2,595

Programming and other inventory	6	62	1,156	—	1,224
Goodwill	98	62	8,462	—	8,622
Intangible assets	255	—	6,322	—	6,577
Investments in consolidated subsidiaries	35,344	7,446	—	(42,790)	—
Other assets	219	14	1,283	—	1,516
Intercompany	—	4,226	13,614	(17,840)	—

Total Assets	$37,003	$11,987	$37,888	$(60,649)	$26,229

Liabilities and Stockholders' Equity
Accounts payable	$4	$5	$363	$—	$372
Participants' share and royalties payable	—	26	992	—	1,018
Program rights	5	4	563	—	572
Current portion of long-term debt	8	—	23	—	31
Accrued expenses and other current liabilities	333	244	1,380	(19)	1,938

Total current liabilities	350	279	3,321	(19)	3,931

Long-term debt	5,846	—	118	—	5,964
Other liabilities	3,320	410	2,659	(3)	6,386
Intercompany	17,539	—	—	(17,539)	—
Stockholders' Equity:
Preferred Stock	—	—	128	(128)	—
Common Stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,436	—	61,435	(61,435)	43,436
Retained earnings (deficit)	(29,051)	11,506	(26,411)	14,905	(29,051)
Accumulated other comprehensive income (loss)	(252)	—	302	(302)	(252)

	14,134	11,629	36,590	(48,219)	14,134
Less treasury stock, at cost	4,186	331	4,800	(5,131)	4,186

Total Stockholders' Equity	9,948	11,298	31,790	(43,088)	9,948

Total Liabilities and Stockholders' Equity	$37,003	$11,987	$37,888	$(60,649)	$26,229

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(362)	$(130)	$2,086	$—	$1,594

Investing Activities:
Acquisitions, net of cash acquired	—	—	(55)	—	(55)
Capital expenditures	—	(3)	(92)	—	(95)
Investments in and advances to investee companies	—	—	(42)	—	(42)
Proceeds from dispositions	—	—	13	—	13
Other investing activities	—	8	—	—	8

Net cash flow provided by (used for) investing activities	—	5	(176)	—	(171)

Financing Activities:
Proceeds from issuance of notes	—	—	4	—	4
Repayment of notes and debentures	—	—	(2)	—	(2)
Payment of capital lease obligations	—	—	(9)	—	(9)
Dividends	(73)	—	—	—	(73)
Purchase of Company common stock	(578)	—	—	—	(578)
Proceeds from exercise of stock options	45	—	—	—	45
Excess tax benefit from stock-based compensation	61	—	—	—	61
Other financing activities	(5)	—	—	—	(5)
Increase (decrease) in intercompany payables	1,723	125	(1,848)	—	—

Net cash flow provided by (used for) financing activities	1,173	125	(1,855)	—	(557)

Net increase in cash and cash equivalents	811	—	55	—	866
Cash and cash equivalents at beginning of period	105	1	374	—	480

Cash and cash equivalents at end of period	$916	$1	$429	$—	$1,346

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(280)	$(143)	$1,674	$—	$1,251

Investing Activities:
Acquisitions, net of cash acquired	—	—	(8)	—	(8)
Capital expenditures	—	(4)	(96)	—	(100)
Investments in and advances to investee companies	—	—	(41)	—	(41)
Proceeds from dispositions	—	—	1	—	1

Net cash flow used for investing activities	—	(4)	(144)	—	(148)

Financing Activities:
Proceeds from issuance of notes	497	—	—	—	497
Repayment of notes and debentures	(975)	—	(1)	—	(976)
Payment of capital lease obligations	—	—	(8)	—	(8)
Dividends	(74)	—	—	—	(74)
Purchase of Company common stock	(36)	—	—	—	(36)
Proceeds from exercise of stock options	3	—	—	—	3
Excess tax benefit from stock-based compensation	12	—	—	—	12
Decrease to accounts receivable securitization program	—	—	(400)	—	(400)
Increase (decrease) in intercompany payables	1,077	147	(1,224)	—	—

Net cash flow provided by (used for) financing activities	504	147	(1,633)	—	(982)

Net increase (decrease) in cash and cash equivalents	224	—	(103)	—	121
Cash and cash equivalents at beginning of period	248	—	469	—	717

Cash and cash equivalents at end of period	$472	$—	$366	$—	$838

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

Overview

CBS Corporation's results for the three and six months ended June 30, 2011 benefited from the strength of the Company's content, a new licensing agreement for the digital streaming of select library titles, the new agreement for the telecast of the NCAA Division I Men's Basketball Championship ("NCAA Tournament"), and underlying growth in advertising and affiliate and subscription fee revenues. Revenues for the second quarter of 2011 were $3.59 billion, an increase of 8% from $3.33 billion for the same prior-year period, and for the six months ended June 30, 2011, revenues of $7.10 billion increased 3% from $6.86 billion for the same prior-year period. For both the three and six-month periods, revenue comparisons were impacted by the new programming agreement for the NCAA Tournament which resulted in lower revenues, yet higher profits for 2011. For the six-month period, comparisons were also impacted by the 2010 broadcast of Super Bowl XLIV on the CBS Television Network.

Operating income of $734 million for the second quarter of 2011 increased 69% from $435 million for the second quarter of 2010 and operating income of $1.17 billion for the six months ended June 30, 2011 increased 99% from $588 million for the same prior-year period, reflecting growth across all of the Company's segments with significant margin improvement. These increases were driven by the aforementioned revenue growth and significantly lower sports programming costs from the new programming agreement for the NCAA Tournament. The Company reported second quarter diluted earnings per share of $.58 for 2011, up from $.22 per diluted share for 2010, and diluted earnings per share of $.87 for the six months ended June 30, 2011, up from $.18 per diluted share for the comparable prior-year period. These increases were driven by the operating income growth and lower interest expense due to a $1.40 billion reduction to the Company's outstanding debt during 2010.

During the second quarter of 2011, the Company repurchased 9.9 million shares of its Class B Common Stock for $250 million, at an average cost of $25.19 per share, and for the six months ended June 30, 2011, the Company spent a total of $500 million to repurchase 21.7 million shares at an average cost of $23.06 per share. Free cash flow for the six months ended June 30, 2011 was $1.50 billion, up $348 million over the same prior-year period. The Company generated cash flow from operating activities of $1.59 billion for the six months ended June 30, 2011, up $343 million from $1.25 billion for the comparable prior-year period. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by (used for) operating activities less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on page 37 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations

Three and Six Months Ended June 30, 2011 versus Three and Six Months Ended June 30, 2010

Revenues

The following tables present the Company's consolidated revenues by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2011		2010		$	%

Advertising	$2,215	62%	$2,158	65%	$57	3%
Content licensing and distribution	889	25	733	22	156	21
Affiliate and subscription fees	426	12	381	11	45	12
Other	56	1	59	2	(3)	(5)

Total Revenues	$3,586	100%	$3,331	100%	$255	8%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2011		2010		$	%

Advertising	$4,507	63%	$4,539	66%	$(32)	(1)%
Content licensing and distribution	1,629	23	1,447	21	182	13
Affiliate and subscription fees	846	12	764	11	82	11
Other	114	2	112	2	2	2

Total Revenues	$7,096	100%	$6,862	100%	$234	3%

Advertising sales increased $57 million, or 3%, to $2.22 billion for the three months ended June 30, 2011 driven by growth in local advertising sales, from CBS Television Stations, CBS Radio and Outdoor, and higher national advertising sales, led by pricing increases in primetime advertising, partially offset by the impact of the new 14-year programming agreement between the Company and Turner Broadcasting System, Inc. for the telecast of the NCAA Tournament, which began in 2011. For the six months ended June 30, 2011, advertising sales decreased $32 million, or 1%, to $4.51 billion due to the 2010 broadcast of Super Bowl XLIV on the CBS Television Network, the impact of the new programming agreement for the NCAA Tournament and lower political advertising, partially offset by higher local advertising sales, ratings and pricing increases for sports programming and higher network primetime advertising.

Content licensing and distribution revenues increased $156 million, or 21%, to $889 million for the three months ended June 30, 2011 and increased $182 million, or 13%, to $1.63 billion for the six months ended June 30, 2011, principally reflecting the impact of the new licensing agreement for the digital streaming of select library titles and higher domestic syndication sales, including the third-cycle domestic syndication sale of Frasier, partially offset by the absence of sponsorship revenues resulting from the new programming agreement for the NCAA Tournament.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Affiliate and subscription fees increased $45 million, or 12%, to $426 million for the three months ended June 30, 2011 and increased $82 million, or 11%, to $846 million for the six months ended June 30, 2011 reflecting growth in subscriptions and rate increases at Showtime Networks and CBS Sports Network, and higher retransmission revenues.

International Revenues

The Company generated approximately 17% of its total revenues from international regions for both the three and six months ended June 30, 2011 and 16% for both the three and six months ended June 30, 2010.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2011		2010		$	%

Programming	$665	33%	$779	37%	$(114)	(15)%
Production	470	23	426	21	44	10
Billboard, transit and other occupancy	268	13	256	12	12	5
Participation, distribution and royalty	217	11	189	9	28	15
Other	410	20	427	21	(17)	(4)

Total Operating Expenses	$2,030	100%	$2,077	100%	$(47)	(2)%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2011		2010		$	%

Programming	$1,588	37%	$2,009	43%	$(421)	(21)%
Production	999	23	961	21	38	4
Billboard, transit and other occupancy	515	12	497	11	18	4
Participation, distribution and royalty	410	10	347	7	63	18
Other	794	18	827	18	(33)	(4)

Total Operating Expenses	$4,306	100%	$4,641	100%	$(335)	(7)%

Programming expenses for the three months ended June 30, 2011 decreased $114 million, or 15%, to $665 million and for the six months ended June 30, 2011 decreased $421 million, or 21%, to $1.59 billion, primarily reflecting lower sports programming costs from the impact of the new programming agreement for the NCAA Tournament, which began in 2011, and lower primetime and cable theatrical programming costs. For the six-month period, the decrease also reflects lower costs from the absence of the 2010 broadcast of Super Bowl XLIV on the CBS Television Network.

Production expenses for the three months ended June 30, 2011 increased $44 million, or 10%, to $470 million and for the six months ended June 30, 2011 increased $38 million, or 4%, to $999 million,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

primarily due to higher investment in new television series and costs associated with the licensing of titles for digital streaming.

Billboard, transit and other occupancy expenses for the three months ended June 30, 2011 increased $12 million, or 5%, to $268 million and for the six months ended June 30, 2011 increased $18 million, or 4%, to $515 million, primarily driven by the impact of foreign exchange rate changes and higher variable costs associated with higher revenues.

Participation, distribution and royalty expenses for the three months ended June 30, 2011 increased $28 million, or 15%, to $217 million and for the six months ended June 30, 2011 increased $63 million, or 18%, to $410 million, primarily due to higher participations from the licensing of titles for digital streaming and higher syndication sales, principally from the third-cycle sale of Frasier, partially offset by lower advertising and other distribution costs for theatrical films.

Other operating expenses for the three months ended June 30, 2011 decreased $17 million, or 4%, to $410 million and for the six months ended June 30, 2011 decreased $33 million, or 4%, to $794 million, primarily reflecting lower costs associated with the absence of sponsorship revenues resulting from the new programming agreement for the NCAA Tournament.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $10 million, or 1%, to $683 million for the three months ended June 30, 2011 and increased $52 million, or 4%, to $1.34 billion for the six months ended June 30, 2011, primarily due to higher employee related costs partially offset by lower pension and postretirement benefit costs. For the six-month period, the increase also reflects higher advertising expense. Pension and postretirement benefits costs decreased $11 million to $33 million for the second quarter of 2011 and decreased $20 million to $68 million for the six-month period versus the comparable prior-year periods principally due to the favorable performance of pension plan assets in 2010 as well as the benefit from pre-funding pension plans at the end of 2010. SG&A expenses as a percentage of revenues were 19% for both the three and six months ended June 30, 2011, versus 20% and 19% for the three and six months ended June 30, 2010, respectively.

Restructuring Charges

For the six months ended June 30, 2010, in a continued effort to reduce its cost structure, the Company recorded restructuring charges of $59 million, reflecting $47 million of severance costs associated with the elimination of positions and $13 million of contract termination and other associated costs, partially offset by the reversal of $1 million as a result of changes in estimates of previously established restructuring accruals.

Depreciation and Amortization

For the three months ended June 30, 2011, depreciation and amortization decreased $5 million, or 3%, to $139 million and for the six months ended June 30, 2011, depreciation and amortization decreased $7 million, or 2%, to $278 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Expense

For the three months ended June 30, 2011, interest expense decreased $24 million to $110 million and for the six months ended June 30, 2011, interest expense decreased $52 million to $220 million, primarily resulting from the reduction of debt during 2010. The Company had $6.00 billion and $6.54 billion of principal amounts of debt outstanding (including current maturities) at June 30, 2011 and 2010, respectively, each at a weighted average interest rate of 7%.

Interest Income

For the three months ended June 30, 2011, interest income decreased $1 million to $1 million and for the six months ended June 30, 2011, interest income of $3 million remained flat compared to the same prior-year period.

Loss on Early Extinguishment of Debt

For the three and six months ended June 30, 2010, loss on early extinguishment of debt of $41 million and $38 million, respectively, reflected a pre-tax loss associated with the repurchase and redemption of $920 million of the Company's debt during the second quarter of 2010. For the six-month period, the loss was partially offset by a pre-tax gain associated with the repurchase of $20 million of the Company's debt during the first quarter of 2010.

Other Items, Net

For the three and six months ended June 30, 2011, "Other items, net" reflected income of $5 million and $14 million, respectively, primarily consisting of foreign exchange gains.

For the three and six months ended June 30, 2010, "Other items, net" reflected net losses of $14 million and $27 million, respectively, primarily consisting of foreign exchange losses.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2011 increased to $230 million from $91 million and for the six months ended June 30, 2011 increased to $352 million from $112 million for the comparable prior-year period, in both cases driven by the increase in earnings before income taxes. In addition, the provision for income taxes for the six months ended June 30, 2010 included three discrete items which impacted comparability totaling $26 million, comprised of a $62 million reduction of deferred tax assets associated with the enactment of the Patient Protection and Affordable Care Act in 2010, partially offset by a $26 million reversal of previously established deferred tax liabilities and a $10 million tax benefit from the settlements of tax audits.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended June 30, 2011, equity in loss of investee companies, net of tax, decreased $2 million to a loss of $5 million and for the six months ended June 30, 2011, increased $1 million to a loss of $19 million compared to the same prior-year period, reflecting the Company's share of the operating results of its equity investments.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings

The Company reported net earnings of $395 million for the three months ended June 30, 2011 versus $150 million for the three months ended June 30, 2010 and $597 million for the six months ended June 30, 2011 versus $124 million for the six months ended June 30, 2010, driven by the growth in operating income, decline in interest expense, and the absence of the 2010 pre-tax loss on early extinguishment of debt.

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

	Six Months Ended June 30,

	2011	2010

Net cash flow provided by operating activities	$1,594	$1,251
Capital expenditures	(95)	(100)

Free cash flow	$1,499	$1,151

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three and six months ended June 30, 2011 and 2010. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings is presented in Note 13 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues:
Entertainment	$1,836	$1,672	$3,830	$3,753
Cable Networks	413	369	806	737
Publishing	183	189	338	341
Local Broadcasting	691	678	1,312	1,284
Outdoor	490	457	903	849
Eliminations	(27)	(34)	(93)	(102)

Total Revenues	$3,586	$3,331	$7,096	$6,862

Segment OIBDA:
Entertainment	$440	$223	$708	$357
Cable Networks	176	129	329	230
Publishing	19	17	26	19
Local Broadcasting	230	214	399	323
Outdoor	86	77	135	89
Corporate	(57)	(56)	(109)	(95)
Residual costs	(18)	(26)	(37)	(52)
Eliminations	(3)	1	(2)	2

OIBDA	873	579	1,449	873
Depreciation and amortization	(139)	(144)	(278)	(285)

Total Operating Income	$734	$435	$1,171	$588

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Operating Income (Loss):
Entertainment	$400	$181	$630	$274
Cable Networks	171	123	318	218
Publishing	17	15	22	16
Local Broadcasting	204	190	347	274
Outdoor	26	12	14	(39)
Corporate	(63)	(61)	(121)	(105)
Residual costs	(18)	(26)	(37)	(52)
Eliminations	(3)	1	(2)	2

Total Operating Income	$734	$435	$1,171	$588

Depreciation and Amortization:
Entertainment	$40	$42	$78	$83
Cable Networks	5	6	11	12
Publishing	2	2	4	3
Local Broadcasting	26	24	52	49
Outdoor	60	65	121	128
Corporate	6	5	12	10

Total Depreciation and Amortization	$139	$144	$278	$285

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

(Contributed 51% and 54% to consolidated revenues for the three and six months ended June 30, 2011, respectively, versus 50% and 55% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues	$1,836	$1,672	$3,830	$3,753

OIBDA	$440	$223	$708	$357
Depreciation and amortization	(40)	(42)	(78)	(83)

Operating income	$400	$181	$630	$274

OIBDA as a % of revenues	24%	13%	18%	10%
Operating income as a % of revenues	22%	11%	16%	7%
Restructuring charges	$—	$—	$—	$11
Capital expenditures	$17	$23	$31	$38

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Three Months Ended June 30, 2011 and 2010

For the three months ended June 30, 2011, Entertainment revenues increased 10% to $1.84 billion from $1.67 billion for the same prior-year period driven by 43% higher revenues from the licensing of television programming, reflecting the impact of the new licensing agreement for the digital streaming of select library titles and the 2011 third-cycle domestic cable sale of Frasier, higher national advertising sales and higher retransmission revenues. These increases were partially offset by the impact of the new 14-year programming agreement between the Company and Turner Broadcasting System, Inc. for the telecast of the NCAA Tournament, which resulted in lower revenues but higher profits for 2011.

For the three months ended June 30, 2011, Entertainment operating income increased $219 million, or 121%, to $400 million from $181 million and OIBDA increased $217 million, or 97%, to $440 million from $223 million for the same prior-year period, with improved operating income and OIBDA margins of 11 percentage points to 22% and 24%, respectively. The operating income and OIBDA increases and strong margin growth were driven by increases in higher margin revenues as well as lower sports programming costs resulting from the new programming agreement for the NCAA Tournament.

Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, Entertainment revenues increased 2% to $3.83 billion from $3.75 billion for the same prior-year period principally reflecting 23% higher revenues from the licensing of television programming, driven by the new licensing agreement for the digital streaming of select library titles and higher domestic syndication sales; higher retransmission revenues; as well as underlying advertising revenue increases from higher pricing and ratings for the broadcast of sporting events and higher primetime advertising revenues for the CBS Television Network. These increases were partially offset by the impacts of the 2010 telecast of Super Bowl XLIV on the CBS Television Network and the new programming agreement for the NCAA Tournament.

For the six months ended June 30, 2011, Entertainment operating income increased $356 million, or 130%, to $630 million from $274 million and OIBDA increased $351 million, or 98%, to $708 million from $357 million for the same prior-year period, with improved operating income and OIBDA margins of nine percentage points and eight percentage points to 16% and 18%, respectively. The operating income and OIBDA increases and margin improvement reflect the aforementioned revenue growth as well as lower sports programming costs from the new programming agreement for the NCAA Tournament and the absence of the 2010 Super Bowl broadcast on the CBS Television Network. Restructuring charges of $11 million incurred during the six months ended June 30, 2010 primarily reflect severance costs associated with the elimination of positions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 12% and 11% to consolidated revenues for the three and six months ended June 30, 2011, respectively, versus 11% for both of the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues	$413	$369	$806	$737

OIBDA	$176	$129	$329	$230
Depreciation and amortization	(5)	(6)	(11)	(12)

Operating income	$171	$123	$318	$218

OIBDA as a % of revenues	43%	35%	41%	31%
Operating income as a % of revenues	41%	33%	39%	30%
Capital expenditures	$3	$3	$5	$4

Three Months Ended June 30, 2011 and 2010

For the three months ended June 30, 2011, Cable Networks revenues increased 12% to $413 million from $369 million for the same prior-year period due to rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks, as well as higher international syndication and home entertainment revenues for Showtime original series. At June 30, 2011, Showtime Networks, including Showtime, The Movie Channel and Flix, in the aggregate, had 70 million subscriptions, up by 6 million, or 9%, from June 30, 2010, reflecting increased direct broadcast satellite ("DBS"), cable and telecommunications company subscriptions. At June 30, 2011, CBS Sports Network subscriptions of 44 million were up by 8 million, or 22%, from June 30, 2010, reflecting increased cable subscriptions, driven by the Company's ten year carriage agreement with Comcast Corporation entered into in 2010, and higher DBS subscriptions. At June 30, 2011 Smithsonian Networks had 8 million subscriptions, up by 3 million from June 30, 2010.

For the three months ended June 30, 2011, Cable Networks operating income increased $48 million, or 39%, to $171 million from $123 million and OIBDA increased $47 million, or 36%, to $176 million from $129 million for the same prior-year period, primarily due to the revenue growth as well as lower theatrical programming costs, partially offset by higher original series programming costs.

Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, Cable Networks revenues increased 9% to $806 million from $737 million for the same prior-year period due to rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks, as well as higher international syndication and home entertainment revenues for Showtime original series.

For the six months ended June 30, 2011, Cable Networks operating income increased $100 million, or 46%, to $318 million from $218 million and OIBDA increased $99 million, or 43%, to $329 million from $230 million for the same prior-year period, primarily due to the revenue growth and lower costs for theatrical programming, partially offset by higher advertising expense associated with the timing of series premieres.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 5% to consolidated revenues for both the three and six months ended June 30, 2011 versus 6% and 5%, respectively, for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues	$183	$189	$338	$341

OIBDA	$19	$17	$26	$19
Depreciation and amortization	(2)	(2)	(4)	(3)

Operating income	$17	$15	$22	$16

OIBDA as a % of revenues	10%	9%	8%	6%
Operating income as a % of revenues	9%	8%	7%	5%
Restructuring charges	$—	$—	$—	$1
Capital expenditures	$2	$1	$2	$2

Three Months Ended June 30, 2011 and 2010

For the three months ended June 30, 2011, Publishing revenues decreased 3% to $183 million from $189 million for the same prior-year period as growth in digital sales of Publishing content was more than offset by lower print book sales. Digital content revenues of $28 million for the second quarter of 2011 more than doubled last year's second quarter digital sales and represented 15% of Publishing's total revenues. Best-selling titles in the second quarter of 2011 include The Greater Journey by David McCullough and The Original Argument by Glenn Beck.

For the three months ended June 30, 2011, Publishing operating income increased $2 million, or 13%, to $17 million from $15 million and OIBDA increased $2 million, or 12%, to $19 million from $17 million for the same prior-year period, driven by lower expenses resulting from cost savings initiatives as well as the significant increase in digital sales as a percentage of total revenues.

Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, Publishing revenues decreased $3 million to $338 million from $341 million for the same prior-year period as growth in digital sales of Publishing content was more than offset by lower print book sales.

For the six months ended June 30, 2011, Publishing operating income increased $6 million, or 38%, to $22 million from $16 million and OIBDA increased $7 million, or 37%, to $26 million from $19 million for the same prior-year period, driven by the impact of cost savings initiatives, as well as lower costs from the significant increase in digital sales as a percentage of total revenues. Restructuring charges of $1 million incurred during the six months ended June 30, 2010 reflect severance costs associated with the elimination of positions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 19% and 18% to consolidated revenues for the three and six months ended June 30, 2011, respectively, versus 20% and 19% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues	$691	$678	$1,312	$1,284

OIBDA	$230	$214	$399	$323
Depreciation and amortization	(26)	(24)	(52)	(49)

Operating income	$204	$190	$347	$274

OIBDA as a % of revenues	33%	32%	30%	25%
Operating income as a % of revenues	30%	28%	26%	21%
Restructuring charges	$—	$—	$—	$25
Capital expenditures	$16	$16	$28	$27

Three Months Ended June 30, 2011 and 2010

For the three months ended June 30, 2011, Local Broadcasting revenues increased 2% to $691 million from $678 million for the same prior-year period, primarily driven by higher advertising sales, partly due to an increase in market share. CBS Television Stations revenues increased slightly, despite the difficult comparison to the second quarter of 2010 which included significant political advertising sales. CBS Television Stations revenue growth reflects higher retransmission revenues and increases in many key advertising categories, including financial services, media and retail, partially offset by a decline in spending by Japanese automobile manufacturers. CBS Radio revenues increased 4% with growth in retail and financial services, partially offset by a decline in political advertising.

For the three months ended June 30, 2011, Local Broadcasting operating income increased $14 million, or 7%, to $204 million from $190 million and OIBDA increased $16 million, or 7%, to $230 million from $214 million for the same prior-year period reflecting the revenue growth and lower television programming costs.

Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, Local Broadcasting revenues increased 2% to $1.31 billion from $1.28 billion for the same prior-year period driven by higher advertising sales, partly due to an increase in market share. CBS Television Stations revenues increased 1%, despite the difficult comparison to the first half of 2010, which included revenues from the 2010 Super Bowl broadcast, higher political advertising sales and revenues from a television station that was sold in August 2010, reflecting the improved advertising marketplace and higher retransmission revenues. CBS Radio revenues increased 4%, reflecting the improved advertising marketplace.

For the six months ended June 30, 2011, Local Broadcasting operating income increased $73 million, or 27%, to $347 million from $274 million and OIBDA increased $76 million, or 24%, to $399 million from $323 million for the same prior-year period, reflecting improved OIBDA and operating income margins for the first half of 2011. These increases were driven by the revenue growth, lower

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

programming costs and restructuring charges of $25 million recorded during the six months ended June 30, 2010, principally associated with the elimination of positions and contract terminations.

Outdoor (CBS Outdoor)

(Contributed 14% and 13% to consolidated revenues for the three and six months ended June 30, 2011, respectively, versus 14% and 12% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues	$490	$457	$903	$849

OIBDA	$86	$77	$135	$89
Depreciation and amortization	(60)	(65)	(121)	(128)

Operating income (loss)	$26	$12	$14	$(39)

OIBDA as a % of revenues	18%	17%	15%	10%
Operating income as a % of revenues	5%	3%	2%	NM
Restructuring charges	$—	$2	$—	$22
Capital expenditures	$14	$14	$26	$25

NM—Not meaningful

Three Months Ended June 30, 2011 and 2010

For the three months ended June 30, 2011, Outdoor revenues increased 7% to $490 million from $457 million for the same prior-year period, driven by the continued improvement in the outdoor advertising marketplace in the Americas and the favorable impact of foreign exchange rate changes. Revenues for the Americas (comprising North America and South America) for the second quarter of 2011 increased 7% in constant dollars from the same prior-year period, driven by growth in the U.S. billboards and displays businesses. Revenues for Europe decreased 4% in constant dollars, reflecting weakness in the European economy. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $20 million for the three months ended June 30, 2011. Approximately 45% and 44% of Outdoor revenues were generated from regions outside the U.S. for the three months ended June 30, 2011 and 2010, respectively.

For the three months ended June 30, 2011, Outdoor operating income increased $14 million to $26 million from $12 million and OIBDA increased $9 million, or 12%, to $86 million from $77 million for the same prior-year period. These increases were driven by the revenue growth partially offset by higher costs, primarily due to foreign exchange rate changes and higher variable costs associated with the increase in revenues. The operating income growth also reflects lower depreciation and amortization expense as capital spending in recent years has been reduced to normalized levels.

Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, Outdoor revenues increased 6% to $903 million from $849 million for the same prior-year period, driven by the continued improvement in the outdoor advertising marketplace in the Americas and the favorable impact of foreign exchange rate changes. Revenues for the Americas for the first half of 2011 increased 9% in constant dollars from the same

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

prior-year period, reflecting growth in the U.S. billboards and displays businesses, including the impact of new transit contracts entered into during 2010. Revenues for Europe decreased 5% in constant dollars, reflecting weakness in the European economy. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $24 million for the six months ended June 30, 2011. Approximately 44% and 46% of Outdoor revenues were generated from regions outside the U.S. for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, Outdoor reported operating income of $14 million versus an operating loss of $39 million for the same prior-year period. Outdoor OIBDA increased $46 million, or 52%, to $135 million from $89 million for the same prior-year period. These increases were driven by the revenue growth and restructuring charges incurred during the first half of 2010, partially offset by higher costs primarily due to foreign exchange rate changes and costs associated with new contracts. Restructuring charges of $22 million for the six months ended June 30, 2010 primarily reflect severance costs associated with the elimination of positions.

Corporate

For the three months ended June 30, 2011, corporate expenses increased 3% to $63 million from $61 million for the same prior-year period and for the six months ended June 30, 2011 corporate expenses increased 15% to $121 million from $105 million for the same prior-year period, primarily reflecting higher stock-based compensation and other expense increases resulting from the Company's higher stock price.

Residual Costs

Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For the three months ended June 30, 2011, residual costs decreased 31% to $18 million from $26 million for the same prior-year period and for the six months ended June 30, 2011, residual costs decreased 29% to $37 million from $52 million for the same prior-year period, primarily due to the favorable performance of pension plan assets in 2010, as well as the benefit from pre-funding the Company's pension plans at the end of 2010.

Financial Position

Current assets increased by $360 million to $5.70 billion at June 30, 2011 from $5.34 billion at December 31, 2010, primarily due to an increase in cash and cash equivalents of $866 million, partially offset by a decrease in programming and other inventory of $365 million, reflecting the expensing of prepaid sports and entertainment programming rights, and a decrease in receivables of $224 million. The allowance for doubtful accounts as a percentage of receivables was 4% at both June 30, 2011 and December 31, 2010.

Net property and equipment of $2.60 billion at June 30, 2011 decreased $99 million from $2.69 billion at December 31, 2010, primarily reflecting depreciation expense of $215 million, partially offset by capital expenditures of $95 million and foreign currency translation adjustments.

Goodwill increased $98 million to $8.62 billion at June 30, 2011 from $8.52 billion at December 31, 2010, primarily reflecting acquisitions of internet businesses and foreign currency translation adjustments.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $47 million to $6.58 billion at June 30, 2011 from $6.62 billion at December 31, 2010, primarily due to amortization expense of $63 million, partially offset by intangible assets acquired in connection with the acquisitions of internet businesses.

Current liabilities decreased by $95 million to $3.93 billion at June 30, 2011 from $4.03 billion at December 31, 2010, primarily due to decreases in accounts payable and accrued compensation, reflecting the timing of payments, partially offset by an increase in participants' share and royalties payable.

Other liabilities decreased by $53 million to $3.37 billion at June 30, 2011 from $3.42 billion at December 31, 2010, primarily reflecting decreases related to sports programming rights.

Cash Flows

Cash and cash equivalents increased by $866 million and $121 million for the six months ended June 30, 2011 and 2010, respectively. The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2011	2010

Cash provided by operating activities	$1,594	$1,251
Cash used for investing activities	(171)	(148)
Cash used for financing activities	(557)	(982)

Net increase in cash and cash equivalents	$866	$121

Operating Activities.    Cash provided by operating activities of $1.59 billion for the six months ended June 30, 2011 increased $343 million from $1.25 billion for the same prior-year period primarily reflecting the growth in operating income and lower payments for interest, partially offset by higher income tax payments and the absence of the benefit to 2010 cash flow from the Super Bowl broadcast on the CBS Television Network.

Cash paid for income taxes for the six months ended June 30, 2011 was $158 million versus $32 million for the six months ended June 30, 2010 driven by the increase in earnings before income taxes.

During July 2011, the Company made a pension contribution of $200 million principally to pre-fund its qualified plans.

Investing Activities.    Cash used for investing activities of $171 million for the six months ended June 30, 2011 principally reflected capital expenditures of $95 million, payments for acquisitions of $55 million, primarily for internet businesses, and investments in investee companies of $42 million. Cash used for investing activities of $148 million for the six months ended June 30, 2010 principally reflected capital expenditures of $100 million and investments in investee companies of $41 million.

Financing Activities.    Cash used for financing activities of $557 million for the six months ended June 30, 2011 principally reflected the purchase of Company common stock for $578 million, of which $500 million relates to the repurchase of 21.7 million shares of CBS Corp. Class B Common Stock under the Company's $1.5 billion share repurchase program, and dividend payments of $73 million, partially offset by proceeds from the exercise of stock options of $45 million and the excess tax benefit

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

from stock-based compensation of $61 million. Cash used for financing activities of $982 million for the six months ended June 30, 2010 principally reflected the repayment of notes and debentures of $976 million, a $400 million reduction to amounts outstanding under the accounts receivable securitization program and dividend payments of $74 million, partially offset by proceeds from the issuance of notes of $497 million.

Repurchase of Company Stock and Cash Dividends

During the six months ended June 30, 2011, the Company repurchased, through accelerated share repurchase transactions, 21.7 million shares of CBS Corp. Class B Common Stock for $500 million under its $1.5 billion share repurchase program, of which $250 million was spent in the second quarter to repurchase 9.9 million shares. In addition, during each of the six months ended June 30, 2011 and 2010, the Company repurchased 3 million shares of its Class B Common Stock by withholding shares to satisfy employee tax withholding obligations from the vesting of RSUs.

On May 3, 2011, the Company announced an increase in the quarterly cash dividend on its Class A and Class B Common Stock to $.10 per share from $.05 per share. The total second quarter dividend was $69 million of which $67 million was paid on July 1, 2011 and $2 million was accrued to be paid upon vesting of RSUs. During the second quarter of 2011, the Company paid $36 million for the dividend declared on February 23, 2011 and for dividend payments on RSUs that vested during the second quarter of 2011.

Capital Structure

The following table sets forth the Company's debt.

	At June 30, 2011	At December 31, 2010

Senior debt (4.30% – 8.875% due 2012 – 2056) (a)	$5,927	$5,929
Other notes	4	2
Obligations under capital leases	85	90

Total debt	6,016	6,021
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	5,995	6,000
Less current portion	31	27

Total long-term debt from continuing operations, net of current portion	$5,964	$5,973

  (a)
  At June 30, 2011 and December 31, 2010, the senior debt balances included (i) a net unamortized premium of $2 million and $1 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $79 million and $83 million, respectively. The face value of the Company's senior debt was $5.85 billion at both June 30, 2011 and December 31, 2010.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the six months ended June 30, 2010, the Company issued $500 million of senior notes.

During the six months ended June 30, 2010, the Company repurchased and redeemed a total of $940 million of senior notes and debentures, of which $920 million was repurchased and redeemed during the second quarter of 2010. These transactions resulted in a pre-tax loss on early extinguishment of debt of $41 million and $38 million for the three and six months ended June 30, 2010, respectively.

Credit Facility

At June 30, 2011, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At June 30, 2011, the Company's Consolidated Leverage Ratio was approximately 1.9x and Consolidated Coverage Ratio was approximately 7.0x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At June 30, 2011, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At June 30, 2011, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

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

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.98 billion of remaining availability at June 30, 2011, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2011, the outstanding letters of credit and surety bonds approximated $409 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. On May 24, 2011, the court granted the motion to dismiss and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a Notice of Appeal.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing. On April 21, 2011, the FCC filed a combined petition for certiorari seeking review of the Second Circuit's decision in this case and also in an indecency case involving a broadcast on another television network. On June 27, 2011, the United States Supreme Court granted the FCC's petition for certiorari.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2011 the Company had pending approximately 50,390 asbestos claims, as compared with approximately 52,220 as of December 31, 2010 and 58,920 as of June 30, 2010. During the second quarter of 2011, the Company received approximately 990 new claims and closed or moved to an inactive docket approximately 2,830 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2010 and 2009 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $14 million and $18 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS Outdoor Limited has commenced legal actions against London Underground Limited with respect to disputes regarding project delays and other matters, including the calculation of franchise fees due from CBS Outdoor Limited arising under its 2006 transit contract with London Underground Limited. In these actions, CBS Outdoor Limited is seeking declaratory relief, recovery of monetary damages and other forms of relief. In August 2010, CBS Outdoor Limited filed a claim against London Underground Limited in the High Court of Justice Queen's Bench Division Commercial Court in the U.K. and, in November 2010, London Underground Limited filed a defense and counterclaim against CBS Outdoor Limited, in each case, with respect to such franchise fee calculation disputes.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2011, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $88 million and $71 million for the three months ended June 30, 2011 and 2010, respectively, and $139 million and $110 million for the six months ended June 30, 2011 and 2010, respectively.

CBS Corp. places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $4 million and $6 million for the three months ended June 30, 2011 and 2010,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

respectively, and $10 million and $11 million for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At June 30, 2011	At December 31, 2010

Amounts due from Viacom Inc.
Receivables	$92	$104
Other assets (Receivables, noncurrent)	221	252

Total amounts due from Viacom Inc.	$313	$356

Amounts due to Viacom Inc.
Accounts payable	$3	$5
Program rights	4	4
Other liabilities (Program rights, noncurrent)	—	1

Total amounts due to Viacom Inc.	$7	$10

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these ventures were $30 million and $32 million for the three months ended June 30, 2011 and 2010, respectively, and $63 million and $78 million for the six months ended June 30, 2011 and 2010, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, the Company adopted the FASB's revised guidance on revenue arrangements with multiple deliverables. This guidance revises the criteria for separating and allocating consideration for each deliverable in a multiple-deliverable arrangement and establishes a hierarchy for determining the selling price of each deliverable. Under the guidance, revenues are allocated based on the relative selling price of each deliverable. The selling price used for each deliverable will be based on the Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price for the stand-alone sale of the deliverable if neither Company-specific objective evidence nor third party evidence is available. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Recent Pronouncements

Fair Value Measurement

In May 2011, the FASB issued guidance to improve the comparability of fair value measurements presented in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRS"), effective for the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Company beginning in the first quarter of 2012. This guidance clarifies the FASB's intent about the application of existing fair value measurement requirements and changes certain principles and requirements for measuring fair value and for disclosing information about fair value measurements. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income, effective for the Company beginning in the first quarter of 2012, with early adoption permitted. Under this guidance, the total comprehensive income, the components of net income and the components of other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires reclassification adjustments, for items reclassified from other comprehensive income to net income, to be presented on the face of each of these statements. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K").

As previously disclosed in the 2010 Form 10-K, Omaha Funds filed a securities action against the Company and certain of its officers alleging violations of securities laws. On May 24, 2011, the United States District Court for the Southern District of New York granted the motion to dismiss the action and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a Notice of Appeal.

Item 1A. Risk Factors.

The Company Could Be Adversely Affected by Strikes and Other Union Activity (the entire risk factor, as updated, is presented below)

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television, radio, cable networks, online and motion picture businesses by disrupting the Company's ability to provide scheduled services and programming or by causing delays in the production of the Company's television or radio programming, motion pictures or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. In March 2011, owners of the National Football League (NFL) teams imposed a lockout against NFL players when their collective bargaining agreement expired. In July 2011, the parties reached an agreement and the NFL lockout has ended. Depending on its duration, a lockout or any strikes or work stoppages could have an adverse effect on the Company's revenues, cash flows and/or operating income and/or the timing thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended June 30, 2011 under its $1.5 billion share repurchase program, publicly announced on November 4, 2010.

(In millions, except per share amounts)	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

April 1, 2011 – April 30, 2011	7.5	(a)	7.5	$1,000
May 1, 2011 – May 31, 2011	—	—	—	$1,000
June 1, 2011 – June 30, 2011	2.4	(a)	2.4	$1,000

Total	9.9	$25.19	9.9	$1,000

(a)
During the second quarter of 2011, the Company repurchased 9.9 million shares of CBS Corp. Class B Common Stock for $250 million through an accelerated share repurchase ("ASR") transaction, of which 7.5 million shares were delivered in April 2011 and the remaining 2.4 million shares were delivered upon settlement of the ASR in June 2011.

 Item 6. Exhibits.

Exhibit No.	Description of Document

(10)		Material Contracts
(a)
Amended and Restated $2.0 Billion Credit Agreement, dated as of March 16, 2011, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank AG New York Branch, Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc, and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed March 18, 2011) (File No. 001-09553).
	(b)	Forms of Certificate and Terms and Conditions for Equity Awards for:
(i) Form of Stock Options (commencing in 2010) (filed herewith).
(ii) Form of Performance-Based Restricted Share Units with Time Vesting and Performance Schedule (commencing in 2010) (filed herewith).
(iii) Form of Restricted Share Units with Time Vesting (commencing in 2010) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
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

CBS CORPORATION (Registrant)
Date: August 2, 2011	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date: August 2, 2011	/s/ THOMAS S. SHILEN, JR. Thomas S. Shilen, Jr. Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(10)		Material Contracts
(a)
Amended and Restated $2.0 Billion Credit Agreement, dated as of March 16, 2011, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank AG New York Branch, Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc, and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed March 18, 2011) (File No. 001-09553).
	(b)	Forms of Certificate and Terms and Conditions for Equity Awards for:
(i) Form of Stock Options (commencing in 2010) (filed herewith).
(ii) Form of Performance-Based Restricted Share Units with Time Vesting and Performance Schedule (commencing in 2010) (filed herewith).
(iii) Form of Restricted Share Units with Time Vesting (commencing in 2010) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File

The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.