Form 10-Q
period 2011-09-30
CBS CORP
filed 2011-11-03
CIK 813828

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Number of shares of common stock outstanding at October 31, 2011:

        Class A Common Stock, par value $.001 per share–43,444,115

        Class B Common Stock, par value $.001 per share–610,967,941

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,

	2011		2010		2011		2010

Revenues		$3,365		$3,297		$10,461		$10,159

Expenses:
Operating		1,810		1,916		6,116		6,557
Selling, general and administrative		718		624		2,059		1,913
Restructuring charges		—		7		—		66
Depreciation and amortization		134		139		412		424

Total expenses		2,662		2,686		8,587		8,960

Operating income		703		611		1,874		1,199
Interest expense		(110)		(127)		(330)		(399)
Interest income		2		1		5		4
Loss on early extinguishment of debt		—		—		—		(38)
Other items, net		(21)		24		(7)		(3)

Earnings before income taxes and equity in loss of investee companies		574		509		1,542		763
Provision for income taxes		(217)		(179)		(569)		(291)
Equity in loss of investee companies, net of tax		(19)		(13)		(38)		(31)

Net earnings		$338		$317		$935		$441

Basic net earnings per common share	$	..51	$	..47		$1.40	$	..65
Diluted net earnings per common share	$	..50	$	..46		$1.36	$	..64
Weighted average number of common shares outstanding:
Basic		659		679		667		678
Diluted		675		694		685		693
Dividends per common share	$	..10	$	..05	$	..25	$	..15

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At September 30, 2011	At December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$947	$480
Receivables, less allowances of $143 (2011) and $131 (2010)	3,114	3,248
Programming and other inventory (Note 4)	536	725
Deferred income tax assets, net	309	303
Prepaid income taxes	4	45
Prepaid expenses and other current assets	550	529
Current assets of discontinued operations	6	5

Total current assets	5,466	5,335

Property and equipment:
Land	329	329
Buildings	713	709
Capital leases	199	197
Advertising structures	2,084	2,073
Equipment and other	1,785	1,797

	5,110	5,105
Less accumulated depreciation and amortization	2,585	2,411

Net property and equipment	2,525	2,694

Programming and other inventory (Note 4)	1,453	1,425
Goodwill	8,619	8,524
Intangible assets (Note 3)	6,551	6,624
Other assets	1,428	1,469
Assets of discontinued operations	72	72

Total Assets	$26,114	$26,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$374	$439
Accrued compensation	333	408
Participants' share and royalties payable	915	943
Program rights	639	601
Deferred revenue	297	292
Current portion of long-term debt (Note 6)	30	27
Accrued expenses and other current liabilities	1,357	1,299
Current liabilities of discontinued operations	19	17

Total current liabilities	3,964	4,026

Long-term debt (Note 6)	5,961	5,973
Pension and postretirement benefit obligations	1,765	1,986
Deferred income tax liabilities, net	980	715
Other liabilities	3,349	3,420
Liabilities of discontinued operations	197	202
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 43 (2011) and 44 (2010) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 768 (2011) and 757 (2010) shares issued	1	1
Additional paid-in capital	43,419	43,443
Accumulated deficit	(28,713)	(29,648)
Accumulated other comprehensive loss (Note 1)	(273)	(286)

	14,434	13,510
Less treasury stock, at cost; 155 (2011) and 120 (2010) Class B Shares	4,536	3,689

Total Stockholders' Equity	9,898	9,821

Total Liabilities and Stockholders' Equity	$26,114	$26,143

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2011	2010

Operating Activities:
Net earnings	$935	$441
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	412	424
Stock-based compensation	110	107
Loss on early extinguishment of debt	—	38
Equity in loss of investee companies, net of tax and distributions	40	31
Change in assets and liabilities, net of effects of acquisitions	183	533

Net cash flow provided by operating activities	1,680	1,574

Investing Activities:
Acquisitions, net of cash acquired	(73)	(9)
Capital expenditures	(152)	(163)
Investments in and advances to investee companies	(45)	(45)
Proceeds from dispositions	13	17
Other investing activities	8	—

Net cash flow used for investing activities	(249)	(200)

Financing Activities:
Proceeds from issuance of notes	4	500
Repayment of notes and debentures	(2)	(979)
Payment of capital lease obligations	(14)	(12)
Dividends	(140)	(108)
Purchase of Company common stock	(850)	—
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(81)	(37)
Proceeds from exercise of stock options	58	4
Excess tax benefit from stock-based compensation	66	13
Decrease to accounts receivable securitization program (Note 6)	—	(400)
Other financing activities	(5)	—

Net cash flow used for financing activities	(964)	(1,019)

Net increase in cash and cash equivalents	467	355
Cash and cash equivalents at beginning of period	480	717

Cash and cash equivalents at end of period	$947	$1,072

Supplemental disclosure of cash flow information
Cash paid for interest	$313	$375
Cash paid for income taxes	$171	$47

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For both the three and nine months ended September 30, 2011, stock options to purchase 22 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For both the three and nine months ended September 30, 2010, stock options to purchase 32 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2011	2010	2011	2010

Weighted average shares for basic EPS	659	679	667	678
Dilutive effect of shares issuable under stock-based compensation plans	16	15	18	15

Weighted average shares for diluted EPS	675	694	685	693

Comprehensive Income—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net earnings	$338	$317	$935	$441
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(26)	20	(7)	—
Net actuarial loss and prior service costs	7	8	22	94
Net unrealized loss on securities	(2)	—	(2)	—

Total comprehensive income	$317	$345	$948	$535

Collaborative Arrangements—Collaborative arrangements primarily consist of joint efforts with third parties to produce and distribute programming such as television series and live sporting events, including the 14-year agreement between the Company and Turner Broadcasting System, Inc. to telecast the NCAA Division I Men's Basketball Championship ("NCAA Tournament"), which began in 2011. In connection with this agreement for the NCAA Tournament, advertisements aired on CBS Television Network are recorded as revenues and the Company's share of the program rights fees and other operating costs are recorded as operating expenses.

For episodic television programming, co-production costs are initially capitalized as programming inventory and amortized over the television series' estimated economic life. In such arrangements where the Company has distribution rights, all proceeds generated from such distribution are recorded as revenues and any participation profits due to third party collaborators are recorded as operating expenses. In co-production arrangements where third party collaborators have distribution rights, the Company's net participating profits are recorded as revenues.

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

Additional Paid-In Capital—For the nine months ended September 30, 2011 and 2010, the Company recorded dividends of $170 million and $104 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Recent Pronouncements

Disclosures about an Employer's Participation in a Multiemployer Plan

In September 2011, the FASB issued amended guidance requiring separate disclosures about an employer's participation in multiemployer pension plans and multiemployer other postretirement benefit plans as well as enhanced disclosures about multiemployer pension plans, effective for the Company for the year ending December 31, 2011. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

Goodwill Impairment Testing

In September 2011, the FASB issued amended guidance on goodwill impairment testing, effective for interim and annual impairment tests performed for periods beginning after December 15, 2011, with early adoption permitted. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company intends to early adopt this guidance for its annual impairment test performed in the fourth quarter of 2011.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

RSUs and PSUs	$25	$28	$77	$84
Stock options and equivalents	10	9	33	23

Stock-based compensation expense, before income taxes	35	37	110	107
Related tax benefit	(14)	(14)	(44)	(42)

Stock-based compensation expense, net of tax benefit	$21	$23	$66	$65

During the nine months ended September 30, 2011, the Company granted 6 million RSUs with a weighted average per unit grant date fair value of $22.24. RSU grants during 2011 generally vest over a one-to-four-year service period. Certain RSU awards are also subject to satisfying performance conditions. The number of shares that will be issued upon vesting of RSU awards with performance conditions can range from 0% to 120% of the target award, based on the achievement of established operating performance goals. During the nine months ended September 30, 2011, the Company also granted 6 million stock options with a weighted average exercise price of $23.18. Stock option grants during 2011 generally vest over a four-year service period and expire eight years from the date of grant.

Total unrecognized compensation cost related to non-vested RSUs at September 30, 2011 was $181 million, which is expected to be expensed over a weighted average period of 2.4 years. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2011 was $78 million, which is expected to be expensed over a weighted average period of 2.7 years.

3) INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At September 30, 2011	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$883	$(584)	$299
Franchise agreements	487	(286)	201
Other intangible assets	387	(243)	144

Total intangible assets subject to amortization	1,757	(1,113)	644
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,664	$(1,113)	$6,551

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2010	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$895	$(562)	$333
Franchise agreements	491	(272)	219
Other intangible assets	375	(210)	165

Total intangible assets subject to amortization	1,761	(1,044)	717
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,668	$(1,044)	$6,624

Amortization expense was $31 million and $32 million for the three months ended September 30, 2011 and 2010, respectively, and $94 million and $98 million for the nine months ended September 30, 2011 and 2010, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2011 through 2015, to be as follows:

	2011	2012	2013	2014	2015

Amortization expense	$121	$102	$89	$80	$69

4) PROGRAMMING AND OTHER INVENTORY

	At September 30, 2011	At December 31, 2010

Program rights	$1,221	$1,372
Television programming:
Released (including acquired libraries)	527	534
In process and other	142	119
Theatrical programming:
Released	22	29
In process and other	10	26
Publishing, primarily finished goods	66	69
Other	1	1

Total programming and other inventory	1,989	2,150
Less current portion	536	725

Total noncurrent programming and other inventory	$1,453	$1,425

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2011, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $72 million and $129 million for the three months ended September 30, 2011 and 2010, respectively, and $211 million and $239 million for the nine months ended September 30, 2011 and 2010, respectively.

CBS Corp. places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million and $4 million for the three months ended September 30, 2011 and 2010, respectively, and $16 million and $15 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At September 30, 2011	At December 31, 2010

Amounts due from Viacom Inc.
Receivables	$88	$104
Other assets (Receivables, noncurrent)	226	252

Total amounts due from Viacom Inc.	$314	$356

Amounts due to Viacom Inc.
Accounts payable	$5	$5
Program rights	2	4
Other liabilities (Program rights, noncurrent)	—	1

Total amounts due to Viacom Inc.	$7	$10

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $30 million and $27 million for the three months ended September 30, 2011 and 2010, respectively, and $93 million and $105 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At September 30, 2011	At December 31, 2010

Senior debt (4.30% – 8.875% due 2012 – 2056) (a)	$5,926	$5,929
Other notes	4	2
Obligations under capital leases	82	90

Total debt	6,012	6,021
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	5,991	6,000
Less current portion	30	27

Total long-term debt from continuing operations, net of current portion	$5,961	$5,973

(a)
At September 30, 2011 and December 31, 2010, the senior debt balances included (i) a net unamortized premium of $3 million and $1 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $77 million and $83 million, respectively. The face value of the Company's senior debt was $5.85 billion at both September 30, 2011 and December 31, 2010.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

At September 30, 2011, the Company classified $490 million of senior notes and debentures maturing in August 2012 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

During the nine months ended September 30, 2010, the Company issued $500 million of senior notes and used the net proceeds to repurchase $500 million of senior notes and debentures, through a tender offer. During the nine months ended September 30, 2010, the Company redeemed and repurchased an additional $440 million of senior notes and debentures. These transactions resulted in a pre-tax loss on early extinguishment of debt of $38 million.

Credit Facility

At September 30, 2011, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At September 30, 2011, the Company's Consolidated Leverage Ratio was approximately 1.9x and Consolidated Coverage Ratio was approximately 7.4x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At September 30, 2011, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At September 30, 2011, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.985 billion.

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

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2011	2010	2011	2010

Components of net periodic cost:
Service cost	$9	$8	$—	$—
Interest cost	62	66	9	11
Expected return on plan assets	(60)	(56)	—	—
Amortization of actuarial losses (gains)	16	18	(3)	(3)

Net periodic cost	$27	$36	$6	$8

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2011	2010	2011	2010

Components of net periodic cost:
Service cost	$27	$24	$—	$—
Interest cost	186	200	27	32
Expected return on plan assets	(179)	(170)	—	—
Amortization of actuarial losses (gains)	48	54	(8)	(8)

Net periodic cost	$82	$108	$19	$24

During the nine months ended September 30, 2011, the Company made pension contributions of $210 million principally to pre-fund its qualified plans, of which $200 million was contributed during the third quarter of 2011.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2011, the Company repurchased 35.2 million shares of CBS Corp. Class B Common Stock for $850 million under its $1.5 billion share repurchase program, of which $350 million was spent in the third quarter to repurchase 13.5 million shares.

During the third quarter of 2011, the Company declared a quarterly cash dividend of $.10 per share on its Class A and Class B Common Stock payable on October 1, 2011. The total dividend was $67 million of which $66 million was paid on October 1, 2011 and $1 million was accrued to be paid upon vesting of RSUs. During the third quarter of 2011, the Company paid $67 million for the dividend declared during the second quarter of 2011 and for dividend payments on RSUs that vested during the third quarter of 2011.

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes for the three months ended September 30, 2011 increased to $217 million from $179 million and for the nine months ended September 30, 2011 increased to $569 million from $291 million for the comparable prior-year period, in both cases driven by the increase in earnings before income taxes. The provision for income taxes for the nine months ended September 30, 2010 included a $62 million reduction of deferred tax assets associated with the enactment of the Patient Protection and Affordable Care Act in 2010, partially offset by a $26 million reversal of previously established deferred tax liabilities. The Company's tax provision for the three and nine months ended September 30, 2010 also included tax benefits from the settlement of income tax audits of $18 million and $28 million, respectively.

The Company is currently under examination by the IRS for the years 2008, 2009 and 2010. In addition, various tax years are currently under examination by state and local, and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and accordingly, unforeseen events could cause the Company's current expectation to change in the future.

10) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2011, the outstanding letters of credit and surety bonds approximated $401 million and were not recorded on the Consolidated Balance Sheet.

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

CBS Outdoor and London Underground Actions.    CBS Outdoor Limited has commenced legal actions against London Underground Limited with respect to disputes regarding project delays and other matters, including the calculation of franchise fees due from CBS Outdoor Limited arising under its 2006 transit contract with London Underground Limited. In these actions, CBS Outdoor Limited is seeking declaratory relief, recovery of monetary damages and other forms of relief. In August 2010, CBS Outdoor Limited filed a claim against London Underground Limited in the High Court of Justice Queen's Bench Division Commercial Court in the U.K. and, in November 2010, London Underground Limited filed a defense and counterclaim against CBS Outdoor Limited, in each case, with respect to such franchise fee calculation disputes. On October 4, 2011, CBS Outdoor Limited gave London Underground Limited six months' notice of termination of the transit contract and filed a claim in the High Court of Justice Queen's Bench Division Technology and Construction Court in the U.K. seeking confirmation of contractual obligations and monetary damages resulting from breaches by London Underground Limited. On October 9, 2011, London Underground Limited filed a defense and counterclaim against CBS Outdoor Limited claiming unspecified damages in relation to the notice of termination.

E-books Actions.    Commencing on August 9, 2011, purported class action complaints have been filed in the United States District Court for the Southern District of New York and the United States District Court for the Northern District of California against Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc., the Company's subsidiary, Simon & Schuster, Inc., and, in one or more actions, Amazon.com, Inc., Barnes & Noble, Inc. and Random House, Inc. The plaintiffs, electronic book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

sale of electronic books pursuant to agency distribution arrangements between each of the publishers and electronic book retailers. The actions generally seek multiple forms of damages for the purchase of electronic books and injunctive and other relief. On August 16, 2011, a motion was filed with the United States Judicial Panel on Multidistrict Litigation by certain parties seeking to consolidate these actions for pre-trial proceedings in one venue. Simon & Schuster intends to vigorously defend itself in these actions. In addition, certain federal and state governmental entities in the United States and competition entities in Europe are conducting competition investigations of agency distribution arrangements in this industry and Simon & Schuster is cooperating with these competition investigations.

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

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010 and on December 22, 2010, at the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Third Circuit's request, the Company and the FCC each submitted supplemental briefs. On November 2, 2011, the Third Circuit upheld its earlier decision to vacate the FCC's order to have the Company pay the $550,000 forfeiture.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2011 the Company had pending approximately 50,120 asbestos claims, as compared with approximately 52,220 as of December 31, 2010 and 56,960 as of September 30, 2010. During the third quarter of 2011, the Company received approximately 1,030 new claims and closed or moved to an inactive docket approximately 1,300 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2010 and 2009 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $14 million and $18 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

11) RESTRUCTURING CHARGES

During the years ended December 31, 2010 and 2009, the Company recorded restructuring charges of $81 million and $23 million, respectively. The charges reflected $87 million of severance costs and $22 million of contract termination and other associated costs, partially offset by reversals of $5 million as a result of changes in estimates of previously established restructuring accruals. As of September 30, 2011, the cumulative amount paid since the restructuring activities began in 2009 was $76 million, of which $66 million was for the severance costs and $10 million was for the contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2011; however, certain payments associated with the early termination of long-term contractual agreements will continue through 2012.

	Balance at December 31, 2010	2011 Payments	Balance at September 30, 2011

Entertainment	$11	$(7)	$4
Cable Networks	2	(1)	1
Publishing	2	(1)	1
Local Broadcasting	26	(10)	16
Outdoor	16	(10)	6

Total	$57	$(29)	$28

12) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At September 30, 2011 and December 31, 2010, the carrying value of the senior debt was $5.93 billion for both periods and the fair value, which is estimated, based on quoted market prices and includes accrued interest, was $6.68 billion and $6.54 billion, respectively.

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

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2011	Level 1	Level 2	Level 3	Total

Assets:
Investments	$52	$—	$—	$52
Foreign currency hedges	—	5	—	5

Total Assets	$52	$5	$—	$57

Liabilities:
Deferred compensation	$—	$157	$—	$157
Foreign currency hedges	—	1	—	1

Total Liabilities	$—	$158	$—	$158

At December 31, 2010	Level 1	Level 2	Level 3	Total

Assets:
Investments	$66	$—	$—	$66

Total Assets	$66	$—	$—	$66

Liabilities:
Deferred compensation	$—	$162	$—	$162
Foreign currency hedges	—	3	—	3

Total Liabilities	$—	$165	$—	$165

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues:
Entertainment	$1,632	$1,617	$5,462	$5,370
Cable Networks	420	370	1,226	1,107
Publishing	220	218	558	559
Local Broadcasting	656	677	1,968	1,961
Outdoor	477	459	1,380	1,308
Eliminations	(40)	(44)	(133)	(146)

Total Revenues	$3,365	$3,297	$10,461	$10,159

Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Intercompany Revenues:
Entertainment	$27	$29	$101	$112
Local Broadcasting	6	6	15	17
Outdoor	7	9	17	17

Total Intercompany Revenues	$40	$44	$133	$146

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Segment OIBDA:
Entertainment	$405	$277	$1,113	$634
Cable Networks	203	167	532	397
Publishing	38	31	64	50
Local Broadcasting	184	195	583	518
Outdoor	80	74	215	163
Corporate	(55)	(59)	(164)	(154)
Residual costs	(19)	64	(56)	12
Eliminations	1	1	(1)	3

OIBDA	837	750	2,286	1,623
Depreciation and amortization	(134)	(139)	(412)	(424)

Total Operating Income	703	611	1,874	1,199
Interest expense	(110)	(127)	(330)	(399)
Interest income	2	1	5	4
Loss on early extinguishment of debt	—	—	—	(38)
Other items, net	(21)	24	(7)	(3)

Earnings before income taxes and equity in loss of investee companies	574	509	1,542	763
Provision for income taxes	(217)	(179)	(569)	(291)
Equity in loss of investee companies, net of tax	(19)	(13)	(38)	(31)

Net earnings	$338	$317	$935	$441

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Operating Income (Loss):
Entertainment	$366	$237	$996	$511
Cable Networks	197	162	515	380
Publishing	36	29	58	45
Local Broadcasting	161	170	508	444
Outdoor	21	12	35	(27)
Corporate	(60)	(64)	(181)	(169)
Residual costs	(19)	64	(56)	12
Eliminations	1	1	(1)	3

Total Operating Income	$703	$611	$1,874	$1,199

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Depreciation and Amortization:
Entertainment	$39	$40	$117	$123
Cable Networks	6	5	17	17
Publishing	2	2	6	5
Local Broadcasting	23	25	75	74
Outdoor	59	62	180	190
Corporate	5	5	17	15

Total Depreciation and Amortization	$134	$139	$412	$424

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Stock-based Compensation:
Entertainment	$11	$12	$35	$35
Cable Networks	2	2	4	5
Publishing	—	1	2	3
Local Broadcasting	6	6	17	18
Outdoor	2	1	5	4
Corporate	14	15	47	42

Total Stock-based Compensation	$35	$37	$110	$107

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Capital Expenditures:
Entertainment	$22	$14	$53	$52
Cable Networks	3	6	8	10
Publishing	1	1	3	3
Local Broadcasting	17	22	45	49
Outdoor	12	17	38	42
Corporate	2	3	5	7

Total Capital Expenditures	$57	$63	$152	$163

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At September 30, 2011	At December 31, 2010

Assets:
Entertainment	$8,014	$8,324
Cable Networks	1,692	1,650
Publishing	1,070	1,126
Local Broadcasting	9,615	9,686
Outdoor	4,132	4,256
Corporate	1,614	1,094
Discontinued operations	78	77
Eliminations	(101)	(70)

Total Assets	$26,114	$26,143

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

	Statement of Operations For the Three Months Ended September 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$30	$50	$3,285	$—	$3,365

Expenses:
Operating	19	35	1,756	—	1,810
Selling, general and administrative	24	61	633	—	718
Depreciation and amortization	1	3	130	—	134

Total expenses	44	99	2,519	—	2,662

Operating income (loss)	(14)	(49)	766	—	703
Interest (expense) income, net	(129)	(88)	109	—	(108)
Other items, net	(1)	11	(31)	—	(21)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(144)	(126)	844	—	574
Benefit (provision) for income taxes	54	47	(318)	—	(217)
Equity in earnings (loss) of investee companies, net of tax	428	219	(19)	(647)	(19)

Net earnings	$338	$140	$507	$(647)	$338

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$93	$123	$10,245	$—	$10,461

Expenses:
Operating	53	93	5,970	—	6,116
Selling, general and administrative	80	183	1,796	—	2,059
Depreciation and amortization	4	11	397	—	412

Total expenses	137	287	8,163	—	8,587

Operating income (loss)	(44)	(164)	2,082	—	1,874
Interest (expense) income, net	(389)	(255)	319	—	(325)
Other items, net	—	10	(17)	—	(7)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(433)	(409)	2,384	—	1,542
Benefit (provision) for income taxes	158	149	(876)	—	(569)
Equity in earnings (loss) of investee companies, net of tax	1,210	939	(38)	(2,149)	(38)

Net earnings	$935	$679	$1,470	$(2,149)	$935

	Statement of Operations For the Three Months Ended September 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$35	$22	$3,240	$—	$3,297

Expenses:
Operating	17	20	1,879	—	1,916
Selling, general and administrative	(55)	70	609	—	624
Restructuring charges	—	—	7	—	7
Depreciation and amortization	1	3	135	—	139

Total expenses	(37)	93	2,630	—	2,686

Operating income (loss)	72	(71)	610	—	611
Interest (expense) income, net	(140)	(84)	98	—	(126)
Other items, net	1	(5)	28	—	24

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(67)	(160)	736	—	509
Benefit (provision) for income taxes	24	61	(264)	—	(179)
Equity in earnings (loss) of investee companies, net of tax	360	265	(13)	(625)	(13)

Net earnings	$317	$166	$459	$(625)	$317

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$101	$83	$9,975	$—	$10,159

Expenses:
Operating	49	70	6,438	—	6,557
Selling, general and administrative	14	176	1,723	—	1,913
Restructuring charges	—	—	66	—	66
Depreciation and amortization	4	9	411	—	424

Total expenses	67	255	8,638	—	8,960

Operating income (loss)	34	(172)	1,337	—	1,199
Interest (expense) income, net	(434)	(241)	280	—	(395)
Loss on early extinguishment of debt	(38)	—	—	—	(38)
Other items, net	—	5	(8)	—	(3)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(438)	(408)	1,609	—	763
Benefit (provision) for income taxes	126	152	(569)	—	(291)
Equity in earnings (loss) of investee companies, net of tax	753	580	(31)	(1,333)	(31)

Net earnings	$441	$324	$1,009	$(1,333)	$441

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At September 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$510	$1	$436	$—	$947
Receivables, net	23	56	3,035	—	3,114
Programming and other inventory	6	4	526	—	536
Prepaid expenses and other current assets	59	74	760	(24)	869

Total current assets	598	135	4,757	(24)	5,466

Property and equipment	45	96	4,969	—	5,110
Less accumulated depreciation and amortization	12	56	2,517	—	2,585

Net property and equipment	33	40	2,452	—	2,525

Programming and other inventory	9	89	1,355	—	1,453
Goodwill	98	62	8,459	—	8,619
Intangible assets	—	—	6,551	—	6,551
Investments in consolidated subsidiaries	36,028	7,664	—	(43,692)	—
Other assets	213	14	1,273	—	1,500
Intercompany	—	4,135	13,945	(18,080)	—

Total Assets	$36,979	$12,139	$38,792	$(61,796)	$26,114

Liabilities and Stockholders' Equity
Accounts payable	$4	$13	$357	$—	$374
Participants' share and royalties payable	—	27	888	—	915
Program rights	7	5	627	—	639
Current portion of long-term debt	7	—	23	—	30
Accrued expenses and other current liabilities	351	268	1,412	(25)	2,006

Total current liabilities	369	313	3,307	(25)	3,964

Long-term debt	5,846	—	115	—	5,961
Other liabilities	3,087	388	2,819	(3)	6,291
Intercompany	17,779	—	—	(17,779)	—
Stockholders' Equity:
Preferred Stock	—	—	128	(128)	—
Common Stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,419	—	61,690	(61,690)	43,419
Retained earnings (deficit)	(28,713)	11,646	(25,904)	14,258	(28,713)
Accumulated other comprehensive income (loss)	(273)	—	301	(301)	(273)

	14,434	11,769	37,351	(49,120)	14,434
Less treasury stock, at cost	4,536	331	4,800	(5,131)	4,536

Total Stockholders' Equity	9,898	11,438	32,551	(43,989)	9,898

Total Liabilities and Stockholders' Equity	$36,979	$12,139	$38,792	$(61,796)	$26,114

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(495)	$(164)	$2,339	$—	$1,680

Investing Activities:
Acquisitions, net of cash acquired	—	—	(73)	—	(73)
Capital expenditures	—	(5)	(147)	—	(152)
Investments in and advances to investee companies	—	—	(45)	—	(45)
Proceeds from dispositions	—	—	13	—	13
Other investing activities	—	8	—	—	8

Net cash flow provided by (used for) investing activities	—	3	(252)	—	(249)

Financing Activities:
Proceeds from issuance of notes	—	—	4	—	4
Repayment of notes and debentures	—	—	(2)	—	(2)
Payment of capital lease obligations	—	—	(14)	—	(14)
Dividends	(140)	—	—	—	(140)
Purchase of Company common stock	(850)	—	—	—	(850)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(81)	—	—	—	(81)
Proceeds from exercise of stock options	58	—	—	—	58
Excess tax benefit from stock-based compensation	66	—	—	—	66
Other financing activities	(5)	—	—	—	(5)
Increase (decrease) in intercompany payables	1,852	161	(2,013)	—	—

Net cash flow provided by (used for) financing activities	900	161	(2,025)	—	(964)

Net increase in cash and cash equivalents	405	—	62	—	467
Cash and cash equivalents at beginning of period	105	1	374	—	480

Cash and cash equivalents at end of period	$510	$1	$436	$—	$947

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(399)	$(213)	$2,186	$—	$1,574

Investing Activities:
Acquisitions, net of cash acquired	—	—	(9)	—	(9)
Capital expenditures	—	(7)	(156)	—	(163)
Investments in and advances to investee companies	—	—	(45)	—	(45)
Proceeds from dispositions	—	—	17	—	17

Net cash flow used for investing activities	—	(7)	(193)	—	(200)

Financing Activities:
Proceeds from issuance of notes	497	—	3	—	500
Repayment of notes and debentures	(975)	—	(4)	—	(979)
Payment of capital lease obligations	—	—	(12)	—	(12)
Dividends	(108)	—	—	—	(108)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(37)	—	—	—	(37)
Proceeds from exercise of stock options	4	—	—	—	4
Excess tax benefit from stock-based compensation	13	—	—	—	13
Decrease to accounts receivable securitization program	—	—	(400)	—	(400)
Increase (decrease) in intercompany payables	1,448	220	(1,668)	—	—

Net cash flow provided by (used for) financing activities	842	220	(2,081)	—	(1,019)

Net increase (decrease) in cash and cash equivalents	443	—	(88)	—	355
Cash and cash equivalents at beginning of period	248	—	469	—	717

Cash and cash equivalents at end of period	$691	$—	$381	$—	$1,072

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

Overview

CBS Corporation's results for the third quarter and nine months ended September 30, 2011 benefited from growth in content licensing and distribution revenues of 5% and 10%, respectively, driven by new licensing agreements for the digital streaming of certain television series, and increases in affiliate and subscription fee revenues of 7% and 10%, respectively. Advertising revenues for the three and nine month periods of 2011 remained comparable to the prior year, despite difficult comparisons to the 2010 periods which included significant political advertising sales. For the nine-month period, advertising revenue comparisons were also impacted by the new programming agreement for the NCAA Division I Men's Basketball Championship ("NCAA Tournament"), which resulted in lower revenues, yet higher profits for 2011, and the 2010 broadcast of Super Bowl XLIV on the CBS Television Network. Revenues of $3.37 billion for the third quarter of 2011 increased 2% from $3.30 billion for the same prior-year period and for the nine months ended September 30, 2011, revenues of $10.46 billion increased 3% from $10.16 billion for the same prior-year period.

Operating income of $703 million for the third quarter of 2011 increased 15% from $611 million for the third quarter of 2010 and operating income of $1.87 billion for the nine months ended September 30, 2011 increased 56% from $1.20 billion for the same prior-year period, with strong margin growth. These increases were driven by the aforementioned revenue growth and lower sports and entertainment programming costs, including the benefit to the nine-month period from the new programming agreement for the NCAA Tournament. In addition, comparability for the three and nine month periods was negatively impacted by a favorable settlement of $90 million recorded in 2010 from the resolution of certain disputes regarding previously disposed businesses.

The Company reported third quarter diluted earnings per share ("EPS") of $.50 for 2011, up from $.46 per diluted share for 2010, and diluted EPS of $1.36 for the nine months ended September 30, 2011, up from $.64 per diluted share for the comparable prior-year period. EPS growth primarily reflects the increase in operating income and lower interest expense due to a $1.40 billion reduction to the Company's outstanding debt during 2010. The EPS growth also benefited from lower weighted average shares outstanding as a result of the Company's share repurchase activities. Net earnings for the three months ended September 30, 2010 benefited from several discrete items totaling $72 million, or $.11 per diluted share, principally comprised of the above mentioned settlement related to previously disposed businesses and a tax benefit from the settlement of income tax audits.

During the third quarter of 2011, the Company repurchased 13.5 million shares of its Class B Common Stock for $350 million, at an average cost of $25.92 per share, and for the nine months ended September 30, 2011, the Company spent a total of $850 million for 35.2 million shares at an average cost of $24.15 per share. Free cash flow for the nine months ended September 30, 2011 of $1.53 billion, which included pension contributions of $210 million, principally to pre-fund the Company's qualified plans, increased $117 million over the same prior-year period. The Company generated cash flow from operating activities of $1.68 billion for the nine months ended September 30, 2011, up $106 million from $1.57 billion for the comparable prior-year period. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by (used for) operating activities less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on pages 35-36 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2011 versus Three and Nine Months Ended September 30, 2010

Revenues

The following tables present the Company's consolidated revenues by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2011		2010		$	%

Advertising	$1,992	59%	$1,991	61%	$1	—%
Content licensing and distribution	867	26	828	25	39	5
Affiliate and subscription fees	438	13	408	12	30	7
Other	68	2	70	2	(2)	(3)

Total Revenues	$3,365	100%	$3,297	100%	$68	2%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2011		2010		$	%

Advertising	$6,499	62%	$6,530	64%	$(31)	—%
Content licensing and distribution	2,496	24	2,275	22	221	10
Affiliate and subscription fees	1,284	12	1,172	12	112	10
Other	182	2	182	2	—	—

Total Revenues	$10,461	100%	$10,159	100%	$302	3%

Advertising sales of $1.99 billion for the three months ended September 30, 2011 were comparable to the same prior-year period, despite the difficult comparison to the third quarter of 2010 which included significant political advertising sales. Advertising revenues for the third quarter of 2011 benefited from growth in network primetime and Outdoor advertising in the Americas. For the nine months ended September 30, 2011, advertising sales decreased $31 million to $6.50 billion. Comparability of advertising revenues for the nine-month period was impacted by the 2010 broadcast of Super Bowl XLIV on the CBS Television Network, significantly lower political advertising, and the new 14-year programming agreement between the Company and Turner Broadcasting System, Inc. for the telecast of the NCAA Tournament, which began in 2011. These decreases were partially offset by higher local advertising sales, pricing increases for sports programming and higher network primetime advertising.

Content licensing and distribution revenues increased $39 million, or 5%, to $867 million for the three months ended September 30, 2011, principally reflecting the impact of new domestic and international licensing agreements for digital streaming and higher international syndication sales, partially offset by lower domestic syndication sales due to timing. For the nine months ended September 30, 2011, content licensing and distribution revenues increased $221 million, or 10%, to $2.50 billion, principally due to revenues from digital streaming agreements and higher syndication sales, driven by the third-cycle sale of Frasier and higher international syndication, partially offset by the absence of sponsorship revenues resulting from the new programming agreement for the NCAA Tournament.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Affiliate and subscription fees increased $30 million, or 7%, to $438 million for the three months ended September 30, 2011 and increased $112 million, or 10%, to $1.28 billion for the nine months ended September 30, 2011 reflecting growth in subscriptions and rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks, and higher retransmission revenues.

International Revenues

The Company generated approximately 16% of its total revenues from international regions for both the three and nine months ended September 30, 2011, versus 14% and 15% for the three and nine months ended September 30, 2010, respectively. The increase in international revenues reflects growth in the international licensing of television programming.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2011		2010		$	%

Programming	$511	28%	$615	32%	$(104)	(17)%
Production	440	24	477	25	(37)	(8)
Billboard, transit and other occupancy	270	15	256	13	14	5
Participation, distribution and royalty	183	10	154	8	29	19
Other	406	23	414	22	(8)	(2)

Total Operating Expenses	$1,810	100%	$1,916	100%	$(106)	(6)%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2011		2010		$	%

Programming	$2,099	34%	$2,624	40%	$(525)	(20)%
Production	1,439	23	1,438	22	1	—
Billboard, transit and other occupancy	785	13	753	11	32	4
Participation, distribution and royalty	593	10	501	8	92	18
Other	1,200	20	1,241	19	(41)	(3)

Total Operating Expenses	$6,116	100%	$6,557	100%	$(441)	(7)%

Programming expenses for the three months ended September 30, 2011 decreased $104 million, or 17%, to $511 million, primarily reflecting lower costs for acquired programming at the CBS Television Network. For the nine months ended September 30, 2011, programming expenses decreased $525 million, or 20%, to $2.10 billion, primarily reflecting lower television costs, principally for primetime and sports programming, including the impact of the new programming agreement for the NCAA Tournament and the absence of the 2010 broadcast of Super Bowl XLIV on the CBS Television Network, as well as a decline in theatrical programming costs for Showtime Networks.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Production expenses for the three months ended September 30, 2011 decreased $37 million, or 8%, to $440 million and for the nine months ended September 30, 2011, production expenses were relatively flat at $1.44 billion, reflecting the title mix from television licensing arrangements.

Billboard, transit and other occupancy expenses for the three months ended September 30, 2011 increased $14 million, or 5%, to $270 million and for the nine months ended September 30, 2011 increased $32 million, or 4%, to $785 million, primarily driven by the impact of foreign exchange rate changes.

Participation, distribution and royalty expenses for the three months ended September 30, 2011 increased $29 million, or 19%, to $183 million and for the nine months ended September 30, 2011 increased $92 million, or 18%, to $593 million, primarily due to higher participations from the licensing of titles for digital streaming. The increase for the nine-month period also reflects participations associated with the third-cycle syndication sale of Frasier.

Other operating expenses include compensation costs, costs associated with book sales, including printing and warehousing, and costs associated with the production and hosting of internet sites. For the three months ended September 30, 2011, other operating expenses decreased $8 million, or 2%, to $406 million. For the nine months ended September 30, 2011, other operating expenses decreased $41 million, or 3%, to $1.20 billion, primarily reflecting lower costs associated with the absence of sponsorship revenues resulting from the new programming agreement for the NCAA Tournament.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $94 million, or 15%, to $718 million for the three months ended September 30, 2011 and increased $146 million, or 8%, to $2.06 billion for the nine months ended September 30, 2011, primarily due to a settlement of $90 million recorded in 2010 related to the favorable resolution of certain disputes regarding previously disposed businesses. For the nine-month period, the increase also reflects higher employee related costs and higher advertising expense. Pension and postretirement benefits costs decreased $11 million to $33 million for the third quarter of 2011 and decreased $31 million to $101 million for the nine-month period versus the comparable prior-year periods, principally due to the favorable performance of pension plan assets in 2010 as well as the benefit from pre-funding pension plans at the end of 2010. SG&A expenses as a percentage of revenues for the three and nine months ended September 30, 2011 were 21% and 20%, respectively, versus 19% for both the three and nine months ended September 30, 2010.

Restructuring Charges

For the nine months ended September 30, 2010, the Company recorded restructuring charges of $66 million, reflecting $51 million of severance costs associated with the elimination of positions and $16 million of contract termination and other associated costs, partially offset by the reversal of $1 million as a result of changes in estimates of previously established restructuring accruals.

Depreciation and Amortization

For the three months ended September 30, 2011, depreciation and amortization decreased $5 million, or 4%, to $134 million and for the nine months ended September 30, 2011, depreciation and amortization decreased $12 million, or 3%, to $412 million principally reflecting lower depreciation associated with reduced capital expenditures in recent years.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Expense

For the three months ended September 30, 2011, interest expense decreased $17 million to $110 million and for the nine months ended September 30, 2011, interest expense decreased $69 million to $330 million, primarily resulting from the reduction of debt during 2010. The Company had $5.99 billion and $6.54 billion of principal amounts of debt outstanding (including current maturities) at September 30, 2011 and September 30, 2010, respectively, each at a weighted average interest rate of 7%.

Interest Income

For the three months ended September 30, 2011, interest income increased $1 million to $2 million and for the nine months ended September 30, 2011, interest income increased $1 million to $5 million.

Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2010, loss on early extinguishment of debt of $38 million reflected a pre-tax loss associated with the repurchase and redemption of $940 million of the Company's debt, of which $500 million was repurchased through a tender offer.

Other Items, Net

For the three and nine months ended September 30, 2011, "Other items, net" reflected net losses of $21 million and $7 million, respectively, primarily consisting of foreign exchange losses.

For the three months ended September 30, 2010, "Other items, net" reflected income of $24 million consisting of foreign exchange gains of $16 million and a gain of $8 million from the divestiture of the Company's television station in Norfolk, Virginia. For the nine months ended September 30, 2010, "Other items, net" reflected a net loss of $3 million, primarily consisting of foreign exchange losses of $9 million partially offset by the gain of $8 million from the divestiture of the Company's television station in Norfolk, Virginia.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2011 increased to $217 million from $179 million and for the nine months ended September 30, 2011 increased to $569 million from $291 million for the comparable prior-year period, in both cases driven by the increase in earnings before income taxes. The provision for income taxes for the nine months ended September 30, 2010 included a $62 million reduction of deferred tax assets associated with the enactment of the Patient Protection and Affordable Care Act in 2010, partially offset by a $26 million reversal of previously established deferred tax liabilities. The Company's tax provision for the three and nine months ended September 30, 2010 also included tax benefits from the settlement of income tax audits of $18 million and $28 million, respectively.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended September 30, 2011, equity in loss of investee companies, net of tax, increased $6 million to a loss of $19 million and for the nine months ended September 30, 2011, increased $7 million to a loss of $38 million compared to the same prior-year period, reflecting the Company's share of the operating results of its equity investments.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings

The Company reported net earnings of $338 million for the three months ended September 30, 2011 versus $317 million for the three months ended September 30, 2010 and $935 million for the nine months ended September 30, 2011 versus $441 million for the nine months ended September 30, 2010, driven by the growth in operating income, a decline in interest expense, and the absence of the 2010 pre-tax loss on early extinguishment of debt, partially offset by foreign currency exchange losses in 2011.

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

Management believes free cash flow provides investors with an important perspective on the cash available to the Company to service debt, make strategic acquisitions and investments, maintain its capital assets, satisfy its tax obligations and fund ongoing operations and working capital needs. As a result, free cash flow is a significant measure of the Company's ability to generate long-term value. It is useful for investors to know whether this ability is being enhanced or degraded as a result of the Company's operating performance. The Company believes the presentation of free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from the Company's underlying operations in a manner similar to the method used by management. Free cash flow is one of several components of incentive compensation targets for certain management personnel. In addition, free cash flow is a primary measure used externally by the Company's investors, analysts and peers in its industry for purposes of valuation and comparing the operating performance of the Company to other companies in its industry.

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

	Nine Months Ended September 30,

	2011	2010

Net cash flow provided by operating activities	$1,680	$1,574
Capital expenditures	(152)	(163)

Free cash flow	$1,528	$1,411

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three and nine months ended September 30, 2011 and 2010. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings is presented in Note 13 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues:
Entertainment	$1,632	$1,617	$5,462	$5,370
Cable Networks	420	370	1,226	1,107
Publishing	220	218	558	559
Local Broadcasting	656	677	1,968	1,961
Outdoor	477	459	1,380	1,308
Eliminations	(40)	(44)	(133)	(146)

Total Revenues	$3,365	$3,297	$10,461	$10,159

Segment OIBDA:
Entertainment	$405	$277	$1,113	$634
Cable Networks	203	167	532	397
Publishing	38	31	64	50
Local Broadcasting	184	195	583	518
Outdoor	80	74	215	163
Corporate	(55)	(59)	(164)	(154)
Residual costs	(19)	64	(56)	12
Eliminations	1	1	(1)	3

OIBDA	837	750	2,286	1,623
Depreciation and amortization	(134)	(139)	(412)	(424)

Total Operating Income	$703	$611	$1,874	$1,199

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Operating Income (Loss):
Entertainment	$366	$237	$996	$511
Cable Networks	197	162	515	380
Publishing	36	29	58	45
Local Broadcasting	161	170	508	444
Outdoor	21	12	35	(27)
Corporate	(60)	(64)	(181)	(169)
Residual costs	(19)	64	(56)	12
Eliminations	1	1	(1)	3

Total Operating Income	$703	$611	$1,874	$1,199

Depreciation and Amortization:
Entertainment	$39	$40	$117	$123
Cable Networks	6	5	17	17
Publishing	2	2	6	5
Local Broadcasting	23	25	75	74
Outdoor	59	62	180	190
Corporate	5	5	17	15

Total Depreciation and Amortization	$134	$139	$412	$424

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

(Contributed 48% and 52% to consolidated revenues for the three and nine months ended September 30, 2011, respectively, versus 49% and 53% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues	$1,632	$1,617	$5,462	$5,370

OIBDA	$405	$277	$1,113	$634
Depreciation and amortization	(39)	(40)	(117)	(123)

Operating income	$366	$237	$996	$511

OIBDA as a % of revenues	25%	17%	20%	12%
Operating income as a % of revenues	22%	15%	18%	10%
Restructuring charges	$—	$—	$—	$11
Capital expenditures	$22	$14	$53	$52

Three Months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, Entertainment revenues increased 1% to $1.63 billion from $1.62 billion for the same prior-year period, principally driven by higher revenues from the licensing of television programming, reflecting the impact of domestic and international licensing agreements for digital streaming and higher international syndication sales, partially offset by lower domestic syndication sales due to timing. The revenue growth also reflects higher primetime advertising revenues for the CBS Television Network and increased retransmission revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended September 30, 2011, Entertainment operating income increased $129 million, or 54%, to $366 million from $237 million and OIBDA increased $128 million, or 46%, to $405 million from $277 million for the same prior-year period, with improved operating income and OIBDA margins of seven percentage points and eight percentage points to 22% and 25%, respectively. The operating income and OIBDA growth and strong margin expansion was driven by increases in higher margin revenue streams as well as lower costs driven by the mix of programming.

Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, Entertainment revenues increased 2% to $5.46 billion from $5.37 billion for the same prior-year period principally reflecting 15% higher revenues from the licensing of television programming, driven by licensing agreements for digital streaming and the third-cycle domestic cable sale of Frasier, higher retransmission revenues, as well as underlying advertising revenue increases from higher pricing for the broadcast of sporting events and higher primetime advertising for the CBS Television Network. These increases were partially offset by the absence of the 2010 telecast of Super Bowl XLIV on the CBS Television Network and the impact of the new programming agreement for the NCAA Tournament, which resulted in lower revenues but higher profits for 2011.

For the nine months ended September 30, 2011, Entertainment operating income increased $485 million, or 95%, to $996 million from $511 million and OIBDA increased $479 million, or 76%, to $1.11 billion from $634 million for the same prior-year period, with improved operating income and OIBDA margins of eight percentage points to 18% and 20%, respectively. The operating income and OIBDA increases and margin improvement reflect the aforementioned revenue growth as well as lower entertainment and sports programming costs, principally from the new programming agreement for the NCAA Tournament and the absence of the 2010 Super Bowl broadcast on the CBS Television Network. Restructuring charges of $11 million during the nine months ended September 30, 2010 primarily reflect severance costs associated with the elimination of positions.

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 12% to consolidated revenues for both the three and nine months ended September 30, 2011, respectively, versus 11% for both of the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues	$420	$370	$1,226	$1,107

OIBDA	$203	$167	$532	$397
Depreciation and amortization	(6)	(5)	(17)	(17)

Operating income	$197	$162	$515	$380

OIBDA as a % of revenues	48%	45%	43%	36%
Operating income as a % of revenues	47%	44%	42%	34%
Restructuring charges	$—	$3	$—	$3
Capital expenditures	$3	$6	$8	$10

Three Months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, Cable Networks revenues increased 14% to $420 million from $370 million for the same prior-year period due to higher licensing revenues from

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

international syndication and digital streaming of Showtime original series, as well as higher affiliate revenues reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network, and Smithsonian Networks. At September 30, 2011, Showtime Networks, including Showtime, The Movie Channel and Flix, in aggregate, had 72 million subscriptions, up by 7 million, or 10%, from September 30, 2010, reflecting increased telecommunications company, cable and direct broadcast satellite subscriptions. At September 30, 2011, CBS Sports Network subscriptions of 44 million were up by 8 million and Smithsonian Networks subscriptions of 12 million were up by 6 million from the same time last year, in both cases primarily driven by the Company's 10-year carriage agreement with Comcast Corporation entered into in 2010. Smithsonian Networks' subscriptions growth was also driven by higher telecommunications company subscriptions.

For the three months ended September 30, 2011, Cable Networks operating income increased $35 million, or 22%, to $197 million from $162 million and OIBDA increased $36 million, or 22%, to $203 million from $167 million for the same prior-year period, primarily due to the revenue growth.

Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, Cable Networks revenues increased 11% to $1.23 billion from $1.11 billion for the same prior-year period due to higher affiliate revenues, reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks, and higher licensing revenues from international syndication, digital streaming and home entertainment sales of Showtime original series.

For the nine months ended September 30, 2011, Cable Networks operating income increased $135 million, or 36%, to $515 million from $380 million and OIBDA increased $135 million, or 34%, to $532 million from $397 million for the same prior-year period, primarily due to the revenue growth and lower costs for theatrical programming, partially offset by higher programming costs for original series.

Publishing (Simon & Schuster)

(Contributed 7% and 5% to consolidated revenues for the three and nine months ended September 30, 2011 versus 7% and 6%, respectively, for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues	$220	$218	$558	$559

OIBDA	$38	$31	$64	$50
Depreciation and amortization	(2)	(2)	(6)	(5)

Operating income	$36	$29	$58	$45

OIBDA as a % of revenues	17%	14%	11%	9%
Operating income as a % of revenues	16%	13%	10%	8%
Restructuring charges	$—	$1	$—	$2
Capital expenditures	$1	$1	$3	$3

Three Months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, Publishing revenues increased 1% to $220 million from $218 million for the same prior-year period driven by the strength of best selling titles, including A Stolen Life by Jaycee Dugard and In My Time by Dick Cheney. The revenue growth reflects significant increases in digital sales of Publishing content, which more than doubled last year's third

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

quarter digital sales and represented 17% of Publishing's total revenues, partially offset by lower print book sales.

For the three months ended September 30, 2011, Publishing operating income increased $7 million, or 24%, to $36 million from $29 million and OIBDA increased $7 million, or 23%, to $38 million from $31 million for the same prior-year period, driven by lower direct operating costs, including expense decreases resulting from the significant increase in more profitable digital sales as a percentage of total revenues.

Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, Publishing revenues decreased $1 million to $558 million from $559 million for the same prior-year period as strong growth in digital sales of Publishing content was offset by lower print book sales.

For the nine months ended September 30, 2011, Publishing operating income increased $13 million, or 29%, to $58 million from $45 million and OIBDA increased $14 million, or 28%, to $64 million from $50 million for the same prior-year period, driven by lower direct operating costs, including expense decreases resulting from the significant increase in more profitable digital sales as a percentage of total revenues.

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 19% to consolidated revenues for both the three and nine months ended September 30, 2011 versus 21% and 19% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues	$656	$677	$1,968	$1,961

OIBDA	$184	$195	$583	$518
Depreciation and amortization	(23)	(25)	(75)	(74)

Operating income	$161	$170	$508	$444

OIBDA as a % of revenues	28%	29%	30%	26%
Operating income as a % of revenues	25%	25%	26%	23%
Restructuring charges	$—	$—	$—	$25
Capital expenditures	$17	$22	$45	$49

Three Months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, Local Broadcasting revenues decreased 3% to $656 million from $677 million for the same prior-year period driven by lower political advertising sales. CBS Television Stations revenues decreased 6%, driven by the decline in political advertising revenues, partially offset by higher retransmission revenues and improvement across many key advertising categories including financial services and domestic automotive. CBS Radio revenues remained flat compared to the same prior-year period, despite lower political advertising spending, reflecting growth in domestic automotive and retail. Total advertising spending by automobile manufacturers has increased for Local Broadcasting for the third quarter of 2011 as domestic spending increased and the rate of decline in spending by Japanese automobile manufacturers slowed from the second quarter.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended September 30, 2011, Local Broadcasting operating income decreased $9 million, or 5%, to $161 million from $170 million and OIBDA decreased $11 million, or 6%, to $184 million from $195 million for the same prior-year period reflecting lower revenues partially offset by lower programming costs.

Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, Local Broadcasting revenues increased $7 million to $1.97 billion from $1.96 billion for the same prior-year period. CBS Television Stations revenues decreased 2%, due to the difficult comparison to the prior-year period, which included revenues from the 2010 Super Bowl broadcast, significant political advertising sales and revenues from a television station that was sold in August 2010. These decreases were partially offset by the improved advertising marketplace and higher retransmission revenues. CBS Radio revenues increased 2%, reflecting the improved advertising marketplace.

For the nine months ended September 30, 2011, Local Broadcasting operating income increased $64 million, or 14%, to $508 million from $444 million and OIBDA increased $65 million, or 13%, to $583 million from $518 million for the same prior-year period, driven by lower programming costs and restructuring charges of $25 million recorded during the nine months ended September 30, 2010, principally associated with the elimination of positions and contract terminations.

Dispositions

In August 2010, the Company completed the sale of its television station in Norfolk, Virginia to Local TV Holdings, LLC, for $17 million, resulting in a pre-tax gain of $8 million included in "Other items, net" in the Consolidated Statement of Operations for the three and nine months ended September 30, 2010.

Outdoor (CBS Outdoor)

(Contributed 14% and 13%, respectively, to consolidated revenues for each of the three and nine months ended September 30, 2011 and 2010.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues	$477	$459	$1,380	$1,308

OIBDA	$80	$74	$215	$163
Depreciation and amortization	(59)	(62)	(180)	(190)

Operating income (loss)	$21	$12	$35	$(27)

OIBDA as a % of revenues	17%	16%	16%	12%
Operating income as a % of revenues	4%	3%	3%	NM
Restructuring charges	$—	$3	$—	$25
Capital expenditures	$12	$17	$38	$42

NM—Not meaningful

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Three Months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, Outdoor revenues increased 4% to $477 million from $459 million for the same prior-year period driven by increased advertising revenues in the Americas and the favorable impact of foreign exchange rate changes. Revenues for the Americas (comprising North America and South America) for the third quarter of 2011 increased 1% in constant dollars from the same prior-year period, principally driven by 3% growth in the U.S. billboards business, partially offset by the impact from the non-renewal of a Toronto transit contract. Revenues for Europe increased slightly in constant dollars, primarily reflecting growth in France. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $12 million for the three months ended September 30, 2011. Approximately 42% of Outdoor revenues were generated from regions outside the U.S. for both the three months ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, Outdoor operating income increased $9 million, or 75%, to $21 million from $12 million and OIBDA increased $6 million, or 8%, to $80 million from $74 million for the same prior-year period. These increases were driven by the revenue growth and restructuring charges incurred during the third quarter of 2010, partially offset by higher costs, primarily due to foreign exchange rate changes. Restructuring charges of $3 million for the three months ended September 30, 2010 primarily reflect severance costs associated with the elimination of positions.

Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, Outdoor revenues increased 6% to $1.38 billion from $1.31 billion, driven by the continued improvement in the outdoor advertising marketplace in the Americas and the favorable impact of foreign exchange rate changes. Revenues for the Americas for the nine months ended September 30, 2011 increased 6% in constant dollars from the same prior-year period, reflecting growth in the U.S. billboards and displays businesses, including the impact of new transit contracts entered into during 2010. Revenues for Europe decreased 4% in constant dollars, reflecting weakness in the European economy. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $36 million for the nine months ended September 30, 2011. Approximately 44% of Outdoor revenues were generated from regions outside the U.S. for both the nine months ended September 30, 2011 and 2010.

For the nine months ended September 30, 2011, Outdoor reported operating income of $35 million versus an operating loss of $27 million for the same prior-year period. Outdoor OIBDA increased $52 million, or 32%, to $215 million from $163 million for the same prior-year period. These increases were driven by the revenue growth and restructuring charges incurred during the 2010 period, partially offset by higher costs primarily due to foreign exchange rate changes and costs associated with new contracts. Restructuring charges of $25 million for the nine months ended September 30, 2010 primarily reflect severance costs associated with the elimination of positions.

Corporate

For the three months ended September 30, 2011, corporate expenses decreased 6% to $60 million from $64 million for the same prior-year period principally reflecting expense decreases associated with a lower market valuation for the Company's deferred compensation plans during the third quarter of 2011. For the nine months ended September 30, 2011 corporate expenses increased 7% to $181 million from $169 million for the same prior-year period, primarily reflecting higher incentive compensation.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Residual Costs

Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For the three and nine months ended September 30, 2011, residual costs reflected a loss of $19 million and $56 million, respectively, versus income of $64 million and $12 million for the same prior-year periods. Residual costs for the 2010 periods included a settlement of $90 million related to the favorable resolution of certain disputes regarding previously disposed businesses. Residual costs for the 2011 periods reflect expense declines from the prior-year periods due to the favorable performance of pension plan assets in 2010, as well as the benefit from pre-funding the Company's pension plans at the end of 2010.

Financial Position

Receivables decreased by $134 million to $3.11 billion at September 30, 2011 from $3.25 billion at December 31, 2010, primarily due to the seasonality of the Company's businesses. The allowance for doubtful accounts as a percentage of receivables was 4% at both September 30, 2011 and December 31, 2010. Programming and other inventory decreased by $189 million to $536 million at September 30, 2011 from $725 million at December 31, 2010, reflecting the expensing of prepaid sports programming rights.

Net property and equipment of $2.53 billion at September 30, 2011 decreased $169 million from $2.69 billion at December 31, 2010, primarily reflecting depreciation expense of $318 million, partially offset by capital expenditures of $152 million.

Goodwill increased $95 million to $8.62 billion at September 30, 2011 from $8.52 billion at December 31, 2010, primarily reflecting acquisitions of internet businesses, partially offset by foreign currency translation adjustments.

Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $73 million to $6.55 billion at September 30, 2011 from $6.62 billion at December 31, 2010, primarily due to amortization expense of $94 million, partially offset by intangible assets acquired in connection with the acquisitions of internet businesses.

Current liabilities decreased by $62 million to $3.96 billion at September 30, 2011 from $4.03 billion at December 31, 2010, primarily due to decreases in accounts payable and accrued compensation, reflecting the timing of payments.

Pension and postretirement benefit obligations decreased by $221 million to $1.77 billion at September 30, 2011 from $1.99 billion at December 31, 2010, due to the pension contributions made during 2011, principally to pre-fund the Company's qualified plans.

Other liabilities decreased by $71 million to $3.35 billion at September 30, 2011 from $3.42 billion at December 31, 2010, primarily reflecting decreases related to programming rights.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows

Cash and cash equivalents increased by $467 million and $355 million for the nine months ended September 30, 2011 and 2010, respectively. The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2011	2010

Cash provided by operating activities	$1,680	$1,574
Cash used for investing activities	(249)	(200)
Cash used for financing activities	(964)	(1,019)

Net increase in cash and cash equivalents	$467	$355

Operating Activities.    Cash provided by operating activities of $1.68 billion for the nine months ended September 30, 2011 increased $106 million from $1.57 billion for the same prior-year period primarily reflecting the growth in operating income, partially offset by higher income tax payments, contributions to the Company's qualified pension plans of $210 million in 2011, and the absence of the benefit to 2010 cash flow from the Super Bowl broadcast on the CBS Television Network.

Cash paid for income taxes for the nine months ended September 30, 2011 was $171 million versus $47 million for the nine months ended September 30, 2010 driven by higher pre-tax earnings.

Investing Activities.    Cash used for investing activities of $249 million for the nine months ended September 30, 2011 principally reflected capital expenditures of $152 million, payments for acquisitions of $73 million, primarily for internet businesses, and investments in investee companies of $45 million, mainly for domestic and international television joint ventures. Cash used for investing activities of $200 million for the nine months ended September 30, 2010 principally reflected capital expenditures of $163 million and investments in investee companies of $45 million, partially offset by proceeds from dispositions of $17 million, primarily from the sale of a television station.

Financing Activities.    Cash used for financing activities of $964 million for the nine months ended September 30, 2011 principally reflected the repurchase of 35.2 million shares of CBS Corp. Class B Common Stock for $850 million under the Company's $1.5 billion share repurchase program, payment of employee payroll taxes in lieu of issuing shares for restricted stock unit ("RSU") vests of $81 million, and dividend payments of $140 million, partially offset by proceeds from the exercise of stock options of $58 million and the excess tax benefit from stock-based compensation of $66 million. Cash used for financing activities of $1.02 billion for the nine months ended September 30, 2010 principally reflected the repayment of notes and debentures of $979 million, a $400 million reduction to amounts outstanding under the accounts receivable securitization program and dividend payments of $108 million, partially offset by proceeds from the issuance of notes of $500 million.

Repurchase of Company Stock and Cash Dividends

During the nine months ended September 30, 2011, the Company repurchased 35.2 million shares of CBS Corp. Class B Common Stock for $850 million under its $1.5 billion share repurchase program, of which $350 million was spent in the third quarter to repurchase 13.5 million shares.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On November 3, 2011, the Company announced that its Board of Directors approved a $1.5 billion increase to its ongoing share repurchase program.

During the third quarter of 2011, the Company declared a quarterly cash dividend of $.10 per share on its Class A and Class B Common Stock payable on October 1, 2011. The total dividend was $67 million of which $66 million was paid on October 1, 2011 and $1 million was accrued to be paid upon vesting of RSUs. During the third quarter of 2011, the Company paid $67 million for the dividend declared during the second quarter of 2011 and for dividend payments on RSUs that vested during the third quarter of 2011.

Capital Structure

The following table sets forth the Company's debt.

	At September 30, 2011	At December 31, 2010

Senior debt (4.30% – 8.875% due 2012 – 2056) (a)	$5,926	$5,929
Other notes	4	2
Obligations under capital leases	82	90

Total debt	6,012	6,021
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	5,991	6,000
Less current portion	30	27

Total long-term debt from continuing operations, net of current portion	$5,961	$5,973

  (a)
  At September 30, 2011 and December 31, 2010, the senior debt balances included (i) a net unamortized premium of $3 million and $1 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $77 million and $83 million, respectively. The face value of the Company's senior debt was $5.85 billion at both September 30, 2011 and December 31, 2010.

  (b)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

At September 30, 2011, the Company classified $490 million of senior notes and debentures maturing in August 2012 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

During the nine months ended September 30, 2010, the Company issued $500 million of senior notes and used the net proceeds to repurchase $500 million of senior notes and debentures, through a tender offer. During the nine months ended September 30, 2010, the Company redeemed and repurchased an additional $440 million of senior notes and debentures. These transactions resulted in a pre-tax loss on early extinguishment of debt of $38 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Credit Facility

At September 30, 2011, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At September 30, 2011, the Company's Consolidated Leverage Ratio was approximately 1.9x and Consolidated Coverage Ratio was approximately 7.4x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At September 30, 2011, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At September 30, 2011, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.985 billion.

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

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.985 billion of remaining availability at September 30, 2011, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2011, the outstanding letters of credit and surety bonds approximated $401 million and were not recorded on the Consolidated Balance Sheet.

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

CBS Outdoor and London Underground Actions.    CBS Outdoor Limited has commenced legal actions against London Underground Limited with respect to disputes regarding project delays and other matters, including the calculation of franchise fees due from CBS Outdoor Limited arising under its 2006 transit contract with London Underground Limited. In these actions, CBS Outdoor Limited is seeking declaratory relief, recovery of monetary damages and other forms of relief. In August 2010, CBS Outdoor Limited filed a claim against London Underground Limited in the High Court of Justice

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Queen's Bench Division Commercial Court in the U.K. and, in November 2010, London Underground Limited filed a defense and counterclaim against CBS Outdoor Limited, in each case, with respect to such franchise fee calculation disputes. On October 4, 2011, CBS Outdoor Limited gave London Underground Limited six months' notice of termination of the transit contract and filed a claim in the High Court of Justice Queen's Bench Division Technology and Construction Court in the U.K. seeking confirmation of contractual obligations and monetary damages resulting from breaches by London Underground Limited. On October 9, 2011, London Underground Limited filed a defense and counterclaim against CBS Outdoor Limited claiming unspecified damages in relation to the notice of termination.

E-books Actions.    Commencing on August 9, 2011, purported class action complaints have been filed in the United States District Court for the Southern District of New York and the United States District Court for the Northern District of California against Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc., the Company's subsidiary, Simon & Schuster, Inc., and, in one or more actions, Amazon.com, Inc., Barnes & Noble, Inc. and Random House, Inc. The plaintiffs, electronic book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of electronic books pursuant to agency distribution arrangements between each of the publishers and electronic book retailers. The actions generally seek multiple forms of damages for the purchase of electronic books and injunctive and other relief. On August 16, 2011, a motion was filed with the United States Judicial Panel on Multidistrict Litigation by certain parties seeking to consolidate these actions for pre-trial proceedings in one venue. Simon & Schuster intends to vigorously defend itself in these actions. In addition, certain federal and state governmental entities in the United States and competition entities in Europe are conducting competition investigations of agency distribution arrangements in this industry and Simon & Schuster is cooperating with these competition investigations.

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

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010 and on December 22, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs. On November 2, 2011, the Third Circuit upheld its earlier decision to vacate the FCC's order to have the Company pay the $550,000 forfeiture.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2011 the Company had pending approximately 50,120 asbestos claims, as compared with approximately 52,220 as of December 31, 2010 and 56,960 as of September 30, 2010. During the third quarter of 2011, the Company received approximately 1,030 new claims and closed or moved to an

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

inactive docket approximately 1,300 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2010 and 2009 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $14 million and $18 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2011, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., as part of its normal course of business, enters into transactions with Viacom Inc. and its subsidiaries. CBS Corp., through its Entertainment segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. CBS Corp.'s total revenues from these transactions were $72 million and $129 million for the three months ended September 30, 2011 and 2010, respectively, and $211 million and $239 million for the nine months ended September 30, 2011 and 2010, respectively.

CBS Corp. places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million and $4 million for the three months ended September 30, 2011 and 2010, respectively, and $16 million and $15 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets.

	At September 30, 2011	At December 31, 2010

Amounts due from Viacom Inc.
Receivables	$88	$104
Other assets (Receivables, noncurrent)	226	252

Total amounts due from Viacom Inc.	$314	$356

Amounts due to Viacom Inc.
Accounts payable	$5	$5
Program rights	2	4
Other liabilities (Program rights, noncurrent)	—	1

Total amounts due to Viacom Inc.	$7	$10

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $30 million and $27 million for the three months ended September 30, 2011 and 2010, respectively, and $93 million and $105 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Recent Pronouncements

Disclosures about an Employer's Participation in a Multiemployer Plan

In September 2011, the FASB issued amended guidance requiring separate disclosures about an employer's participation in multiemployer pension plans and multiemployer other postretirement benefit plans as well as enhanced disclosures about multiemployer pension plans, effective for the Company for the year ending December 31, 2011. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

Goodwill Impairment Testing

In September 2011, the FASB issued amended guidance on goodwill impairment testing, effective for interim and annual impairment tests performed for periods beginning after December 15, 2011, with early adoption permitted. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company intends to early adopt this guidance for its annual impairment test performed in the fourth quarter of 2011.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1. Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

E-books Actions.    Commencing on August 9, 2011, purported class action complaints have been filed in the United States District Court for the Southern District of New York and the United States District Court for the Northern District of California against Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc., the Company's subsidiary, Simon & Schuster, Inc., and, in one or more actions, Amazon.com, Inc., Barnes & Noble, Inc. and Random House, Inc. The plaintiffs, electronic book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of electronic books pursuant to agency distribution arrangements between each of the publishers and electronic book retailers. The actions generally seek multiple forms of damages for the purchase of electronic books and injunctive and other relief. On August 16, 2011, a motion was filed with the United States Judicial Panel on Multidistrict Litigation by certain parties seeking to consolidate these actions for pre-trial proceedings in one venue. Simon & Schuster intends to vigorously defend itself in these actions. In addition, certain federal and state governmental entities in the United States and competition entities in Europe are conducting competition investigations of agency distribution arrangements in this industry and Simon & Schuster is cooperating with these competition investigations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended September 30, 2011 under its $1.5 billion share repurchase program, publicly announced on November 4, 2010.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

July 1, 2011 – July 31, 2011	6.6	(a)	6.6	$750
August 1, 2011 – August 31, 2011	6.4	(a)	6.4	$661
September 1, 2011 – September 30, 2011	.5	$22.16	.5	$650

Total	13.5	$25.92	13.5	$650

(a)
During the third quarter of 2011, the Company repurchased 9.1 million shares of CBS Corp. Class B Common Stock for $250 million, or $27.37 per share, through an accelerated share repurchase ("ASR") transaction, of which 6.6 million shares were delivered in July 2011 and the remaining 2.5 million shares were delivered upon settlement of the ASR in August 2011. During August 2011, the Company also repurchased 3.9 million shares of CBS Corp. Class B Common Stock at an average cost of $22.97 per share.

 Item 6. Exhibits.

Exhibit No.	Description of Document

(10)		Employment Agreement dated as of October 1, 2011 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 7, 2011) (File No. 001-09553).
(12)		Statement Regarding Computation of Ratios (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
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

CBS CORPORATION (Registrant)
Date: November 3, 2011	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date: November 3, 2011	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(10)		Employment Agreement dated as of October 1, 2011 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 7, 2011) (File No. 001-09553).
(12)		Statement Regarding Computation of Ratios (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File

The following furnished materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.