Form 10-K
period 2011-12-31
CBS CORP
filed 2012-02-23
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

           As of June 30, 2011, which was the last business day of the registrant's most recently completed second fiscal quarter, the market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $261,675,636 (based upon the closing price of $28.77 per share as reported by the New York Stock Exchange on that date) and the market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $17,560,795,060 (based upon the closing price of $28.49 per share as reported by the New York Stock Exchange on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $17,822,470,696.

           As of February 15, 2012, 43,444,102 shares of Class A Common Stock and 605,639,763 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of CBS Corporation's Notice of 2012 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Portion of Item 5; Part III).

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

  •
  CABLE NETWORKS: The Cable Networks segment is composed of Showtime® Networks, the Company's premium subscription program services; CBS Sports Network™, the Company's cable network devoted to college athletics; and Smithsonian Networks™, a venture between Showtime Networks and Smithsonian Institution, which operates Smithsonian Channel™, a basic cable program service.

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

        For the year ended December 31, 2011, contributions to the Company's consolidated revenues from its segments were as follows: Entertainment 52%, Cable Networks 11%, Publishing 6%, Local Broadcasting 19% and Outdoor 13%. The Company generated approximately 15% of its total revenues from international regions in 2011. For the year ended December 31, 2011, approximately 59% and 17% of total international revenues of approximately $2.19 billion were generated in Europe and Canada, respectively.

        As technologies for delivering content and services evolve, the Company continues to pursue and expand upon opportunities to distribute its content to consumers, in the U.S. and internationally, on various platforms, including the Internet, mobile devices and video-on-demand, among others. The Company is focused on utilizing interactive features to deepen and broaden its relationship with audiences. The Company is also pursuing opportunities to diversify its revenue streams, including from retransmission consent fees from cable and satellite operators and direct broadcast satellite and other distributors.

        The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified international entertainment companies such as The Walt Disney Company, NBCUniversal Media, LLC, News Corporation, Time Warner Inc., Cumulus Media Inc. and Clear Channel Communications, Inc.

        As of December 31, 2011, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 935 movie screens in the U.S., the United Kingdom ("U.K.") and South America and manages 16 movie screens in the U.S. and South America, directly or indirectly owned approximately 79% of the Company's voting Class A Common Stock, and approximately 6% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities

Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

        The Company was organized in Delaware in 1986. The Company's principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Website address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

        Entertainment (52%, 53% and 54% of the Company's consolidated revenues in 2011, 2010 and 2009, respectively)

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

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality-based programming, specials, children's programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes®, 48 Hours Mystery®, CBS Evening News with Scott Pelley™, CBS This Morning™, CBS Sunday Morning® and Face the Nation® as well as special reports. CBS News off-network production units produce programming for domestic and international outlets, including the CBS Television Network, cable television, home video, audio-book and in-flight markets, as well as schools and libraries. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain games from the NCAA Division I Men's Basketball Tournament (including the NCAA Men's Final Four), the PGA Golf Tour, Masters Tournament and PGA Championship, the U.S. Open Tennis Championships, regular-season college football and basketball games on network television, in addition to the NFL's American Football Conference (AFC) regular-season, post-season divisional playoff and championship games. CBS Sports has rights to broadcast the AFC through the 2013 season, including the broadcast of the 2013 Super Bowl. In December 2011, CBS extended its rights with the NFL to broadcast the AFC from the 2014 season through the 2022 season, including certain National Football Conference regular season games and the Super Bowls in 2016, 2019 and 2022. CBS Home Entertainment licenses home video rights and CBS Consumer Products licenses merchandising rights.

        The CW, a broadcast network and the Company's 50/50 joint venture with Warner Bros. Entertainment, was launched in Fall 2006. The CW's programming includes Gossip Girl, 90210, The Vampire Diaries and America's Next Top Model. Nine of the Company's owned television stations are affiliates of The CW. In 2011, license agreements were entered into with each of Hulu, LLC and Netflix, Inc. to permit the streaming of certain of The CW's programming.

        Television Production and Syndication.    The Company, through CBS Television Studios, CBS Studios International and CBS Television Distribution, produces, acquires and/or distributes programming worldwide, including series, specials, news and public affairs. Such programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services or distribution via first-run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company also distributes off-network syndicated programming, which is programming exhibited on television stations, cable networks or video-on-demand services following its exhibition on a network, basic cable network or premium subscription service.

        Programming that was produced or co-produced by the Company's production group and is broadcast on network television includes, among others, CSI: Crime Scene Investigation (CBS), NCIS (CBS), The Good Wife (CBS) and 90210 (The CW). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including foreign and/or off-network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or foreign markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company's objective is to recoup its costs and earn a profit through international and domestic syndication of episodes. International sales are generally made within one year of U.S. network run. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication. In off-network syndication, the Company distributes series such as CSI:, CSI: Miami, CSI: NY, Criminal Minds, NCIS and NCIS: Los Angeles as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Wheel of Fortune, Jeopardy!, Entertainment Tonight, Inside Edition, The Insider, Dr. Phil, Rachael Ray and Judge Judy. The Company also distributes syndicated and other programming internationally. The Company has entered into agreements for digital streaming of its programming in the U.S. and certain other countries. The Company entered into non-exclusive licensing agreements with Netflix, Inc., for streaming various programming from the Company's library on Netflix's subscription video-on-demand services in July 2011 for Canada and Latin America and, in October 2011, for the U.K. In September 2011, the Company entered into a non-exclusive licensing agreement with Hulu Japan LLC for streaming various programs from the Company's library on Hulu's subscription video-on-demand service in Japan. In February 2011 and July 2011, the Company entered into non-exclusive licensing agreements with each of Netflix, Inc. and Amazon Digital Services, Inc., respectively, to stream various programs from the Company's library on each of Netflix's and Amazon's subscription video-on-demand services in the U.S.

        License fees for completed television programming in syndication, on cable and video-on-demand and digitally streamed are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in the Entertainment segment's operating results. Unrecognized revenues attributable to such license agreements were approximately $1.25 billion and $654 million at December 31, 2011 and December 31, 2010, respectively.

        The Company continues to expand its global channel presence through international joint ventures. The Company owns a 50% interest in a joint venture with Reliance Broadcast Network Limited which operates three English language and one Punjabi language general entertainment television channels customized for the Indian market and surrounding territory, the first of which, BIG CBS Prime™, launched in November 2010, followed by the launches in 2011 of each of BIG CBS Love™ and BIG CBS Spark™ and the launch in 2012 of BIG CBS Spark Punjabi™. Also, the Company owns an approximately 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN™, a digital multichannel service which launched in Australia in January 2011. In addition, the Company owns a 50% interest in a joint venture with Chellozone (UK) Limited, a subsidiary of Liberty Global, Inc., which owns and operates six television channels in the U.K. and Ireland, including CBS Action™, CBS Drama™ and CBS Reality™; and an approximately 33% interest in a joint venture, which owns two pay television channels in Australia called TV1 and Sci Fi.

        CBS Films.    CBS Films produces, acquires and distributes theatrical motion pictures across all genres. The budget for each picture is intended to be up to $50 million plus advertising and marketing costs at a level consistent with industry custom. The majority of motion pictures produced or acquired by CBS Films is intended for a wide, commercial theatrical release, similar to motion pictures typically produced and released by major studios. CBS Films' theatrical releases in 2011 were The Mechanic and Beastly. Theatrical releases in 2012 include The Woman in Black, Salmon Fishing in the Yemen, and 7500.

        In general, motion pictures produced or acquired by CBS Films are exhibited theatrically in the U.S. and internationally, followed by exploitation via home entertainment (including DVD and electronic rental and sell-through), video-on-demand, pay-per-view, pay television, free television and basic cable, digital media outlets and, in some cases, other channels such as airlines and hotels. CBS Films will exploit its motion pictures (including certain ancillary rights, such as licensing and merchandising) and generate revenues in all media in the relevant release windows either directly, through affiliated CBS entities, or via third party distribution arrangements.

        CBS Interactive.    CBS Interactive operates one of the leading global publishers of premium content on the Internet. CBS Interactive was ranked among the top Internet properties in the world according to comScore Media Metrix, December 2011. CBS Interactive's leading brands, including CNET, CBS.com, CBSSports.com, GameSpot, TV.com, CBSNews.com, ZDNet, Last.fm, and MetroLyrics.com, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.-based business, CBS Interactive operates in Asia and Europe. CBS Interactive's worldwide brands reached approximately 246 million unique monthly visitors during December 2011 according to comScore Media Metrix, December 2011.

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

        CNET.com is one of the preeminent Websites for technology and consumer electronics information and features news, reviews, downloads and instructional and entertaining video and audio shows about technology. GameSpot is a leading gaming information Website providing video game reviews and previews, news, Webcasts, videos, and game downloads. CBSSports.com provides sports content, fantasy sports, community and e-commerce features. CBSSports.com owns and operates CBSCollegeSports.com College Network and MaxPreps.com. TV.com is a destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks. CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Through the CBS Audience Network™, the Company delivers content from its Websites and television, radio and affiliated stations, in connection with new and existing advertiser-supported deals. The growing slate of CBS entertainment, news and sports content available online includes full episodes, clips and highlights based on CBS and Showtime Networks programming as well as original made-for-the-Web content. CBS Interactive Music Group operates Last.fm, a music discovery and social networking site, and MetroLyrics.com, a top song lyrics online database acquired by the Company in October 2011.

  Entertainment Competition.

        Television Network.    The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services as well as other media, including DVDs, print and the Internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to Nielsen Media Research, for the broadcast television primetime daypart for the period September 19, 2011 to February 5, 2012, the CBS Television Network secured the #1 position for total viewers and for key adult viewers ages 25-54 and the #2 position for key adult viewers ages 18-49.

        Television Production and Syndication.    As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators such as Disney, Fox, NBCUniversal, Sony and Warner Bros. to produce and sell programming both domestically and overseas. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company's entertainment businesses.

        CBS Films.    Motion picture production and distribution is a highly competitive business. During the life cycle of the development and production of a motion picture project, CBS Films must compete for the rights to compelling underlying source material and talent such as writers, producers, directors, on screen performers and other creative personnel. Once a motion picture is completed, CBS Films must compete with numerous other motion pictures produced by various studios and independent producers including Paramount Pictures Corporation, Walt Disney Studios Motion Pictures, Warner Bros. Entertainment, Inc., Lions Gate Entertainment, The Weinstein Company, Metro-Goldwyn-Mayer Studios Inc. and Lakeshore Entertainment Group LLC, among others, for audience acceptance as well as limited exhibition outlets across all of the relevant release windows. In addition, the ultimate consumer has many options for entertainment other than motion pictures including video games, sports, travel, outdoor recreation, the Internet, and other cultural and computer-related activities.

        CBS Interactive.    CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals such as AOL, MSN and Yahoo!, especially as these properties expand their content offerings; search engines such as Google, Yahoo! and MSN; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; vertical content sites in the categories that CBS Interactive's brands serve, such as technology, gaming, music, news, business, food, and lifestyle focused Websites; and platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

        Cable Networks (11%, 10% and 10% of the Company's consolidated revenues in 2011, 2010 and 2009, respectively)

        The Cable Networks segment is composed of Showtime Networks, the Company's premium subscription program services; CBS Sports Network, the Company's cable network devoted to college athletics; and Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel.

        Showtime Networks.    Showtime Networks owns and operates three commercial-free, premium subscription program services in the U.S.: Showtime, offering recently released theatrical feature films, original series, documentaries, boxing, mixed martial arts and other sports-related programming, and special events; The Movie Channel®, offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the last several decades, as well as selected other titles. At December 31, 2011, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 73 million subscriptions in the U.S., certain U.S. territories and Bermuda.

        Showtime Networks also owns and operates multiplexed channels of Showtime and The Movie Channel in the U.S. which offer additional and varied programming choices. In addition, Showtime Networks transmits high definition feeds of Showtime, The Movie Channel and many of their multiplexed channels, and also makes versions of Showtime, The Movie Channel and Flix available "on demand," enabling subscribers to watch selected individual programs at their convenience (in both standard and high definition in the case of Showtime and The Movie Channel, and standard definition in the case of Flix). Showtime Networks also makes available Showtime Anytime®, a streaming on-demand authenticated version of Showtime, which can be accessed on computers via showtimeanytime.com or through an iPad® application free of charge to Showtime subscribers as part of their Showtime subscription through participating Showtime Networks' distributors. Showtime Networks additionally operates the Website SHO.com and various mobile applications which promote Showtime, The Movie Channel and Flix programming, and provide information and entertainment and other services.

        Showtime Networks derives revenue principally from the license of its program services to numerous cable, direct broadcast satellite ("DBS"), telephone company ("telco"), and other distributors, with a substantial portion of such revenue coming from three of the largest such distributors. The costs of acquiring exhibition rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from major or independent motion picture producers and other distributors typically covering the U.S. and Bermuda for varying durations. For example, in addition to a motion picture output agreement with CBS Films, Showtime Networks has entered into motion picture output agreements with Buena Vista Pay Television, a subsidiary of The Walt Disney Company, for certain DreamWorks motion pictures, The Weinstein Company and Summit Entertainment for the exclusive U.S. premium subscription television rights for certain exhibition windows relating to feature films initially theatrically released in the U.S through December 2015 and, in the case of Summit Entertainment, December 2012. Showtime Networks' original series include Dexter®, Homeland, Shameless, Weeds, The Borgias, Nurse Jackie, The Big C, Californication, House of Lies and Episodes, among others. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives revenue by licensing rights it retains in certain of its original programming. For example, Showtime Networks and its corporate affiliate(s) have entered into licenses with television networks in various territories for exhibition of certain original series, as well as electronic sell-through arrangements with several Internet distributors, including iTunes and Amazon, among others, for certain Showtime programming. Showtime Networks also produces and/or provides special events to licensees on a pay-per-view basis through Showtime PPV®.

        Showtime Networks also owns a majority of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks has launched both standard and high definition versions of Smithsonian Channel, as well as of its companion on demand version.

        CBS Sports Network.    CBS Sports Network is a 24-hour cable program service that provides sports and related content, with a strong focus on college sports. The network features events from approximately 20 men's and women's sports and provides coverage of over 300 live events each year in addition to live studio shows and original programming. CBS Sports Network had approximately 44 million subscribers as of December 31, 2011. The network derives its revenues from subscription fees and the sale of advertising on its cable program service. CBS Sports Network has secured favorable positioning with four of the top five cable, DBS, telco and other distributors. CBS Sports Network and Comcast Corporation each owns a 50% interest in the mtn: MountainWest Sports Network, which exhibits Mountain West Conference athletics and is available to U.S. cable and satellite providers.

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

        CBS Sports Network.    CBS Sports Network' principally competes with other sports-oriented cable programming services for distribution and license fee revenue among cable, DBS, telco and other distributors, as well as for viewership and advertising revenue. Consolidation among cable operators has made it more difficult for newer channels to secure broad distribution. In addition, the largest cable providers have created sports tiers for newer sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. Re-alignment of college athletic conferences and their member institutions may adversely impact CBS Sports Network's programming arrangements. CBS Sports Network also competes with other sports programming services, such as ESPN, NBC Sports Network and the FOX Sports Networks, in acquiring the television and multimedia rights to sporting events, resulting in increased rights fees and increased production expenses.

        Publishing (6% of the Company's consolidated revenues in each of 2011, 2010 and 2009)

        The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

        Simon & Schuster publishes and distributes adult and children's consumer books in printed, digital and audio formats in the U.S. and internationally. Digital formats include audio downloads for the Apple iPod and other companies' MP3 players, electronic books for increasingly popular devices such as Amazon's Kindle, the Apple iPad and Barnes & Noble's NOOK, stand-alone applications for the Apple iPod and iPhone, and new hybrid text and video combinations. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books®, Gallery Books™, Touchstone® and Free Press. Simon & Schuster's major children's imprints include Simon Pulse®, Aladdin® and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the products of certain CBS businesses as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on general Internet sites as well as those linked to individual titles; its created assets include online videos showcasing Simon & Schuster authors and new releases on YouTube, Facebook, MSN.com, SimonandSchuster.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada, Simon & Schuster Australia, Simon & Schuster India and other distributors, as well as the publication of local titles by Simon & Schuster UK and Simon & Schuster Australia.

        In 2011, Simon & Schuster published 233 New York Times bestsellers in hardcover, paperback and electronic formats, collectively, including 29 New York Times #1 bestsellers. Best-selling titles in 2011 include Steve Jobs by Walter Isaacson, A Stolen Life by Jaycee Dugard and 11/22/63 by Stephen King. Bestselling children's titles from Simon & Schuster include City of Fallen Angels by Cassandra Clare, Dork Diaries 3 by Rachel Renee Russell, and World Without Heroes by Brandon Mull. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

        The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases represent a significant portion of Simon & Schuster's sales throughout the year. Simon & Schuster's top five accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. In 2011, the sale of digital content represented approximately 17% of Simon & Schuster's revenues. The Company expects that electronic books will represent an increasing portion of Simon & Schuster revenues in the coming years.

        Publishing Competition.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends and new electronic distribution methods and models. Mass merchandisers and on-line retailers are significant factors in the industry contributing to the general trend toward consolidation in the retail channel. The growth of the electronic book market has impacted print book retailers and wholesalers and could result in a reduction of these channels for the sales and marketing of the Company's books. In addition, unfavorable economic conditions and competition may adversely affect book retailers' operations, including distribution of the Company's books. The Company must compete with other larger publishers such as Random House, Penguin Group, Hachette and Harper Collins for the rights to works by authors. Competition is particularly strong for well-known authors and public personalities. In addition, technological changes have made it increasingly possible for authors to self-publish and have led to the development of new digital distribution models in which the Company's books must compete with the availability of both a larger volume of books as well as non-book content. In recent years, the Company has experienced price pressure on new releases, for both printed and electronic formats, as a result of price competition among book retailers. In 2010, Simon & Schuster began to enter into agency arrangements with book retailers and wholesalers under which Simon & Schuster sells its electronic books directly to the consumer and sets the consumer price. The Company still faces price competition from retailers and from competing publishers that sell directly to consumers.

        Local Broadcasting (19%, 20% and 18% of the Company's consolidated revenues in 2011, 2010 and 2009, respectively)

        The Local Broadcasting segment is composed of CBS Television Stations, the Company's 29 owned broadcast television stations, and CBS Radio, through which the Company owns and operates 130 radio stations in 28 U.S. markets and related online properties. The Company operates local Websites in major U.S. markets, including New York, Los Angeles, Chicago, San Francisco and Dallas, which combine the Company's television and radio local media brands online to provide the latest news, traffic, weather, and sports information as well as local discounts, directories and reviews to serve the local community.

        CBS Television Stations.    The Company owns 29 broadcast television stations through its CBS Television Stations group, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. The Company's television stations are located in the 7 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area ("DMA") in 9 major markets. These multiple station markets are: Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #7), Detroit (market #11), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #23). The Company has entered into an agreement to purchase independent Long Island, New York station, WLNY-TV, which is subject to customary closing conditions. This acquisition would result in New York (market #1) also being a multiple television station market. This group of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming. The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. Substantially all of the Company's television stations operate Websites, many of which are combined with the Websites of the Company's radio stations in co-located markets, which promote the stations' programming, and provide news, information and entertainment, as well as other services. These Websites principally derive revenues from the sale of advertising.

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of February 21, 2012.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WCBS-TV New York, NY	1	UHF	CBS
KCAL-TV Los Angeles, CA	2	VHF	Independent
KCBS-TV Los Angeles, CA	2	UHF	CBS
WBBM-TV Chicago, IL	3	VHF	CBS
KYW-TV Philadelphia, PA	4	UHF	CBS
WPSG-TV Philadelphia, PA	4	UHF	The CW

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
KTVT-TV Dallas-Fort Worth, TX	5	UHF	CBS
KTXA-TV Dallas-Fort Worth, TX	5	UHF	Independent
KPIX-TV San Francisco-Oakland-San Jose, CA	6	UHF	CBS
KBCW-TV San Francisco-Oakland-San Jose, CA	6	UHF	The CW
WBZ-TV Boston, MA	7	UHF	CBS
WSBK-TV Boston, MA	7	UHF	MyNetworkTV
WUPA-TV Atlanta, GA	9	UHF	The CW
WKBD-TV Detroit, MI	11	UHF	The CW
WWJ-TV Detroit, MI	11	UHF	CBS
KSTW-TV Seattle-Tacoma, WA	12	VHF	The CW
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	14	UHF	The CW
WCCO-TV Minneapolis-St. Paul, MN	15	UHF	CBS
Satellites:
KCCO-TV(3) Alexandria, MN		VHF	CBS
KCCW-TV(4) Walker, MN		VHF	CBS
WFOR-TV Miami-Ft. Lauderdale, FL	16	UHF	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	16	UHF	MyNetworkTV
KCNC-TV Denver, CO	17	UHF	CBS
KOVR-TV Sacramento-Stockton-Modesto, CA	20	UHF	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	20	UHF	The CW
KDKA-TV Pittsburgh, PA	23	UHF	CBS

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WPCW-TV Pittsburgh, PA	23	VHF	The CW
WBXI-CA(5) Indianapolis, IN	26	UHF	Tr3s
WJZ-TV Baltimore, MD	27	VHF	CBS

(1)
Metropolitan Area Served is Nielsen Media Research's DMA.
(2)
Market Rankings based on Nielsen Media Research Local Market Universe Estimate, September 2011.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.

        CBS Radio.    The Company's radio broadcasting business operates through CBS Radio, one of the largest operators of radio stations in the U.S. CBS Radio owns and operates 130 radio stations serving 28 U.S. markets as of February 21, 2012. In January 2012, the Company acquired an additional radio station in the Washington, D.C. market. Virtually all of the Company's owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 75% in the 25 largest U.S. radio markets. Most of the Company's owned radio stations implement digital broadcasting. The Company's strategy generally is to operate radio stations in the largest markets and take advantage of the Company's ability to sell advertising across multiple markets and formats. The Company believes that it is favorably impacted by offering radio, television and outdoor advertising platforms in large markets. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table below includes information with respect to the Company's radio stations in the top 25 U.S. radio markets.

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

        Substantially all of the Company's radio stations operate Websites, many of which are combined with the Websites of the Company's television stations in co-located markets, which promote the stations' programming, and provide news, information and entertainment, as well as other services. Also, CBS Radio operates Websites for its music radio stations. All of these Websites principally derive revenues from the sale of advertising. CBS Radio is one of the most listened to online radio providers according to Triton Digital's monthly Top 20 Ranker for December 2011.

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

        CBS Radio.    The Company's radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as Clear Channel Communications, Inc., Cumulus Media Inc., Emmis Communications Corporation, Entercom Communications Corp. and Radio One, Inc. The Company's radio stations, including its Internet and streaming activities, also compete with other media, such as broadcast, cable and DBS television, newspapers, magazines, direct mail, and the Internet, including services such as Pandora, Spotify and Rhapsody. The radio industry is also subject to competition from Sirius XM Radio Inc., which provides digital audio services to subscribers.

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

        Aggregate total revenues for the Company's radio stations for 2011 were ranked #1 or #2 in the top five U.S. markets by metro area population (New York, Los Angeles, Chicago, San Francisco, and Dallas-Fort Worth), according to the 2011 Market Total Revenues Performance Summary of Miller, Kaplan, Arase & Co., LLP.

 Radio Stations, Television Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations, television stations and outdoor advertising displays as of February 21, 2012 in the top 25 U.S. radio markets:

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
New York, NY	WCBS	AM	News	WCBS-TV	UHF	CBS	Billboards,
	WCBS	FM	Classic Hits				Subway/Rail, Bus,
#1—Radio	WFAN	AM	Sports				Street Furniture, Malls,
#1—Television	WINS	AM	News				Digital In-Store Networks
	WWFS	FM	Adult Contemporary
	WXRK	FM	Contemporary Hit Radio
Los Angeles, CA(2)	KAMP	FM	Contemporary Hit Radio	KCAL-TV	VHF	Independent	Billboards,
	KCBS	FM	Adult Hits	KCBS-TV	UHF	CBS	Subway/Rail, Bus,
#2—Radio	KNX	AM	News				Street Furniture,
#2—Television	KROQ	FM	Alternative Rock				Malls, Digital
	KRTH	FM	Classic Hits				In-Store Networks
	KTWV	FM	Adult Contemporary
Chicago, IL	WBBM	AM	News	WBBM-TV	VHF	CBS	Billboards, Malls,
	WBBM	FM	Contemporary Hit Radio				Digital In-Store
#3—Radio	WCFS	FM	News				Networks
#3—Television	WJMK	FM	Classic Hits
	WSCR	AM	Sports
	WUSN	FM	Country
	WXRT	FM	Adult Album Alternative
San Francisco, CA	KCBS	AM	News	KPIX-TV	UHF	CBS	Billboards,
	KFRC	FM	News	KBCW-TV	UHF	The CW	Subway/Rail,
#4—Radio	KITS	FM	Alternative Rock				Street Furniture,
#6—Television	KLLC	FM	Hot Adult Contemporary				Malls, Digital
	KMVQ	FM	Contemporary Hit Radio				In-Store Networks
	KZDG(3)	AM	Indian Talk/Music
Dallas-Fort Worth, TX	KJKK	FM	Adult Hits	KTVT-TV	UHF	CBS	Billboards, Street
	KLUV	FM	Classic Hits	KTXA-TV	UHF	Independent	Furniture, Malls,
#5—Radio	KMVK	FM	Spanish				Digital In-Store
#5—Television	KRLD	AM	News/Talk				Networks
	KRLD	FM	Sports
	KVIL	FM	Adult Contemporary
Houston, TX	KHMX	FM	Hot Adult Contemporary				Billboards, Malls,
	KIKK	AM	News/Talk				Digital In-Store
#6—Radio	KILT	AM	Sports				Networks
	KILT	FM	Country
	KKHH	FM	Contemporary Hit Radio
	KLOL	FM	Spanish
Philadelphia, PA	KYW	AM	News	KYW-TV	UHF	CBS	Billboards,
	WIP	AM	Sports	WPSG-TV	UHF	The CW	Malls, Digital
#7—Radio	WIP	FM	Sports				In-Store Networks
#4—Television	WOGL	FM	Classic Hits
	WPHT	AM	News/Talk
Washington, D.C.	WIAD	FM	Adult Contemporary				Billboards,
	WJFK	FM	Sports				Subway/Rail, Bus,
#8—Radio	WLZL	FM	Spanish				Malls, Digital
	WNEW	AM	News/Talk				In-Store Networks
	WNEW	FM	News
	WPGC	FM	Urban
Atlanta, GA	WAOK	AM	News/Talk	WUPA-TV	UHF	The CW	Billboards,
	WVEE	FM	Urban				Subway/Rail, Bus,
#9—Radio	WZGC	FM	Adult Album Alternative				Street Furniture,
#9—Television							Malls, Digital In-Store
Networks

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Boston, MA	WBMX	FM	Hot Adult Contemporary	WBZ-TV	UHF	CBS	Billboards, Malls,
	WBZ	AM	News	WSBK-TV	UHF	MyNetworkTV	Digital In-Store
#10—Radio	WBZ	FM	Sports				Networks
#7—Television	WODS	FM	Classic Hits
	WZLX	FM	Classic Rock
Detroit, MI	WDZH	FM	Contemporary Hit Radio	WKBD-TV	UHF	The CW	Billboards, Bus,
	WOMC	FM	Classic Hits	WWJ-TV	UHF	CBS	Malls, Digital
#11—Radio	WWJ	AM	News				In-Store Networks
#11—Television	WXYT	AM	News/Talk
	WXYT	FM	Sports
	WYCD	FM	Country
Miami-Ft. Lauderdale, FL				WFOR-TV	UHF	CBS	Billboards,
				WBFS-TV	UHF	MyNetworkTV	Subway/Rail, Bus, Malls,
#12—Radio							Digital In-Store Networks
#16—Television
Seattle-Tacoma, WA	KJAQ	FM	Adult Hits	KSTW-TV	VHF	The CW	Billboards, Malls,
	KMPS	FM	Country				Digital In-Store
#13—Radio	KPTK	AM	News/Talk				Networks
#12—Television	KZOK	FM	Classic Rock
Puerto Rico							Billboards
#14—Radio
Phoenix, AZ	KMLE	FM	Country				Billboards,
	KOOL	FM	Classic Hits				Subway/Rail,
#15—Radio	KZON	FM	Rhythmic Contemporary Hit Radio				Street Furniture,
Malls, Digital In-Store
Networks
Minneapolis, MN	KMNB	FM	Country	WCCO-TV	UHF	CBS	Billboards,
	KZJK	FM	Adult Hits	KCCO-TV	VHF	CBS	Street Furniture,
#16—Radio	WCCO	AM	News/Talk	KCCW-TV	VHF	CBS	Malls, Digital
#15—Television							In-Store Networks
San Diego, CA	KSCF	FM	Hot Adult Contemporary				Billboards, Street
	KYXY	FM	Adult Contemporary				Furniture, Malls,
#17—Radio							Digital In-Store Networks
Nassau-Suffolk, NY(4)							Billboards,
#18—Radio							Subway/Rail, Bus, Digital
In-Store Networks
Tampa-St. Petersburg, FL	WLLD	FM	Rhythmic Contemporary Hit Radio	WTOG-TV	UHF	The CW	Billboards, Malls,
	WQYK	AM	Sports				Digital In-Store
#19—Radio	WQYK	FM	Country				Networks
#14—Television	WRBQ	FM	Classic Hits
	WSJT	FM	Hot Adult Contemporary
	WYUU	FM	Spanish
Denver, CO				KCNC-TV	UHF	CBS	Billboards, Street
Furniture, Malls, Digital
#20—Radio							In-Store Networks
#17—Television
Baltimore, MD	WJZ	AM	Sports	WJZ-TV	VHF	CBS	Billboards,
	WJZ	FM	Sports				Street Furniture,
#21—Radio	WLIF	FM	Adult Contemporary				Malls, Digital
#27—Television	WWMX	FM	Hot Adult Contemporary				In-Store Networks
St. Louis, MO	KEZK	FM	Adult Contemporary				Billboards, Malls,
	KMOX	AM	News/Talk				Digital In-Store
#22—Radio	KYKY	FM	Hot Adult Contemporary				Networks
Portland, OR							Billboards, Malls,
Digital In-Store Networks
#23—Radio

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Charlotte, NC	WBAV	FM	Urban Adult				Malls,
	WBCN	AM	News/Talk				Digital In-Store
#24—Radio	WFNZ	AM	Sports				Networks
	WKQC	FM	Adult Contemporary
	WNKS	FM	Contemporary Hit Radio
	WPEG	FM	Urban
	WSOC	FM	Country
Pittsburgh, PA	KDKA	AM	News/Talk	KDKA-TV	UHF	CBS	Billboards, Malls,
	KDKA	FM	Sports	WPCW-TV	VHF	The CW	Digital In-Store
#25—Radio	WDSY	FM	Country				Networks
#23—Television	WBZZ	FM	Hot Adult Contemporary

(1)
Radio market rank based on Fall 2011 Radio Market Ranking as provided by Arbitron Inc. Television market rank based on Nielsen Media Research Local Market Universe Estimate, September 2011.

(2)
As required by the FCC, the Company assigned KFWB-AM to a divestiture trust. The Company is a beneficiary of the trust. The trustee is operating the radio station and is responsible for selling the radio station to a third party. (See "CBS Business Segments—Regulation—Broadcasting—Ownership Regulation—Radio-Television Cross-Ownership Rule").

(3)
KZDG-AM in San Francisco, California, is programmed by a third party through a time brokerage agreement.

(4)
Sub-market of New York City. The Company's New York City radio and television stations serve Nassau-Suffolk.

        Outdoor (13% of the Company's consolidated revenues in each of 2011, 2010 and 2009)

        The Company sells, through its Outdoor businesses, advertising space on various media, including billboards, transit shelters and other street furniture, buses, rail systems (in-car, station platform and terminal), mall kiosks and stadium signage and in retail stores. It has outdoor advertising operations in more than 100 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 19 of the 20 largest metropolitan markets in Canada and all 45 of the largest metropolitan markets in Mexico. Additionally, Outdoor has the exclusive rights to manage advertising space on approximately 90% of the total bus fleet in the U.K. and has a variety of outdoor advertising displays in the Netherlands, France, Italy, Puerto Rico, the Republic of Ireland, Spain, Argentina, Brazil, Uruguay, Chile and China. The Company operates its Outdoor businesses through CBS Outdoor in the U.S., Canada, South America and Europe, CBS Outernet® in the U.S. and Vendor® in Mexico. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

        The substantial majority of Outdoor's revenues is generated from the sale of local, regional and national advertising. Advertising rates for a particular display are based on supply and demand, which are influenced by the display's exposure known as "impressions", the demographics of the particular market and the location of the display within that market. Until recently, these impressions were not measured by independent third parties. Commencing in January 2011, metrics for fixed displays such as billboards and street furniture, including demographic information and audience views, are measured through the new "Eyes On" technology administered by the Traffic Audit Bureau, an independent agency formed by a number of major outdoor advertising vendors, including CBS Outdoor, advertising agencies and advertisers. These metrics facilitate the inclusion of Outdoor's inventory in the planning stages of media campaigns. The major categories of out-of-home advertisers include: entertainment, media, automotive, beverage, financial, real estate, retail, healthcare, telecommunications, restaurants, health and beauty aids, hotels and professional services. Out-of-home media industry advertising expenditures by retailers and the entertainment industry fluctuate, which has an effect on Outdoor's revenues.

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

        Transit advertising includes advertising on or in transit systems, including the interiors and exteriors of buses, trains and trams and at rail stations. Transit advertising contracts are negotiated with public transit authorities and private transit operators and generally provide for payment to the transit authority of a percentage of the revenues, a fixed payment, or the greater of a percentage of the revenues or a fixed payment. Where revenues are lower than anticipated, the minimum amount required to be paid to a transit authority may exceed, or be a high percentage of, the net advertising revenues received by Outdoor under that advertising contract. Due to the challenging advertising marketplace worldwide, certain transit contracts, including the London Underground contract, are operating at their minimum guarantee levels.

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

        Newer technologies for outdoor advertising displays, such as changeable message displays and digital billboards using light-emitting diode and liquid crystal display technology, continue to evolve. The Company keeps apprised of and has adopted such new technologies as they evolve and mature. For example, Outdoor is utilizing digital technology containing moving images in the London Underground, New York City subways and in retail outlets through CBS Outernet. Outdoor is also building new digital billboards and digitizing the displays on previously static billboards. CBS Outernet, a leading distributor of video programming and advertising content to retail stores, enables customized messaging by region and retail environment. Generally, CBS Outernet enters into revenue-sharing arrangements with retailers based on advertising sales.

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

        Privacy.    The laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company's interactive businesses. The Company monitors and considers these laws and regulations in the design and operation of its Websites and legal and regulatory compliance programs.

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

        Indecency and Profanity Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the

FCC's indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC's maximum forfeiture penalty for broadcasting indecent or profane programming is $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3 million for any continuing violation arising from a single act or failure to act. The Company is and has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material. (See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition—Legal Matters—Indecency Regulation" on page II-34).

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

        In December 2007, the FCC concluded a proceeding which examined whether to modify its various ownership rules, but with the exception of the newspaper-broadcast cross-ownership rule, the FCC declined to do so. In July 2011, the United States Court of Appeals for the Third Circuit upheld the FCC's decision to refrain from modifying the various ownership rules and reinstated the former newspaper-broadcast cross-ownership ban. In 2011, the FCC launched the latest quadrennial review of its ownership rules. It has proposed modifying the newspaper-broadcast cross-ownership rule and eliminating the radio-television cross-ownership rule. The FCC's current ownership rules are briefly summarized below.

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

            Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market. The Company owns a combination of radio and television stations in the Los Angeles market in excess of the limit. As required by the FCC, the Company assigned radio station KFWB-AM in Los Angeles to a divestiture trust. The Company is a beneficiary of the trust. The trustee is operating the radio station and is responsible for selling the radio station to a third party, the closing of which would bring the Company into compliance with this cross-ownership rule.

            Newspaper-Broadcast Cross-Ownership.    The newspaper-broadcast cross-ownership rule prohibits the common ownership of a broadcast station and daily newspaper in the same market absent a waiver by the FCC.

            Dual Network Rule.    The dual network rule prohibits any of the four major networks, ABC, CBS, FOX and NBC, from combining.

        Attribution of Ownership.    Under the FCC's attribution rules, a direct or indirect purchaser of various types of securities of an entity which holds FCC licenses, such as the Company, could violate the foregoing FCC ownership regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties. Under the FCC's rules, an "attributable" interest for purposes of the FCC's broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly "insulated" from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent. The FCC is reviewing its single majority voting shareholder attribution exemption, which renders as non-attributable voting interests up to 49% in a licensee controlled by a single majority voting shareholder. Because NAI holds an attributable interest in both the Company and Viacom Inc., the business of each company is attributable to the other for certain FCC purposes, which may have the effect of limiting and affecting the activities, strategic business alternatives and business terms available to the Company. (See Item 1A. "Risk Factors—The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes, Which May Limit Business Opportunities").

            Alien Ownership.    In general, the Communications Act prohibits foreign individuals or entities from owning more than 20% or more than 25%, depending on the circumstances, of the voting power or equity of the Company.

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

        Children's Television Programming.    Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and require stations to broadcast on their main program stream three hours per week of educational and informational programming ("E/I programming") designed for children 16 years of age and younger. FCC rules also impose E/I programming requirements on each additional digital multicast program stream transmitted by television stations, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children's programming of Internet addresses of Websites that contain or link to commercial material or that use program characters to sell products.

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

        The Company's wholly owned program services are not currently subject to the program access rules. The Company's flexibility to negotiate the most favorable terms available for carriage of these services and its ability to offer cable operators exclusive programming could be adversely affected if it were to become subject to the program access rules. Because the Company and Viacom Inc. are under common control by NAI, Viacom Inc.'s businesses could be attributable to the Company for purposes of the FCC's program access rules. (See Item 1A. "Risk Factors—The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes, Which May Limit Business Opportunities").

        National Broadband Plan.    In response to the FCC's March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC "repacks" the broadcast spectrum dedicated to broadcast television use. The legislation provides that the FCC will assist television stations in retaining their current coverage areas, no stations will be forced into the VHF band and a fund will be established to reimburse broadcasters for reasonable relocation expenses relating to the spectrum-repacking. It is expected that the FCC auctions and repacking will involve multiple rule making proceedings and may take several years.

  Outdoor

        The outdoor advertising industry is subject to extensive governmental regulation at the federal, state and local levels in the U.S. and to national, regional and local restrictions in foreign countries. These regulations can affect the operation of advertising displays and include restrictions on the construction, repair, operation, upgrading, height, size and location of outdoor advertising structures and, in some instances, the content of advertising copy that can be displayed on these structures. In addition, outdoor advertising is the subject of targeted state and municipal taxes and fees. These laws may affect competitive conditions in various markets in various ways. Such laws may reduce the Company's expansion opportunities, or may increase or reduce competitive pressure from others. No assurance can be given that existing or future laws or regulations and the enforcement thereof will not materially and adversely affect the Outdoor business.

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

        As the owner or operator of various real properties and facilities in outdoor advertising operations, the Company must comply with various U.S. federal, state and local and foreign environmental, health, safety and land use laws and regulations. The Company and its properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning and other land use restrictions which may affect, among other things, the type of display, such as digital, tri-vision or static, the hours of operation and illumination as well as methods and conditions of maintenance of facilities and advertising installation. Historically, the Company has not incurred significant expenditures to comply with these laws. However, future laws or a finding of a violation of or liability under existing laws could require the Company to make significant expenditures and otherwise limit or restrict its ability to use or operate some of its displays.

        Certain products, services and types of displays are or may be targeted by federal, state and local laws and regulations. For example, tobacco products have been banned from outdoor advertising. In addition, state and local governments continue to initiate proposals designed to limit outdoor advertising of alcohol. Legislation regulating alcohol-related advertising due to content-related restrictions could cause a reduction in Outdoor's direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

INTELLECTUAL PROPERTY

        The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company's practice to protect its products, including its television, radio and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CNET®, CBS Radio®, Showtime®, The Movie Channel®, Flix®, CBS Outdoor®, CBS Films®, CBS Outernet®, CBS Audience Network™, TV.com™, Last.fm®, MetroLyrics®, CSI:®, NCIS™, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS Sports Network™, CBS Interactive™ and all the call letters for the Company's television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

        At December 31, 2011, the Company employed approximately 20,915 full-time and part-time salaried employees and had approximately 5,510 additional project-based staff.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 14 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

        CBS Corp. makes available free of charge on or through the Investors section of its Website, www.cbscorporation.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's Website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

A Decline in Advertising Expenditures Could Cause the Company's Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

        The Company derives substantial revenues from the sale of advertising on its broadcast and basic cable networks, television stations, radio stations, outdoor media and syndicated programming and online properties. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly a major market such as Los Angeles, New York or Chicago, in which the Company owns and operates sizeable businesses, could alter current or prospective advertisers' spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical segments, represent a significant portion of the Company's advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors' advertising expenditures may adversely affect the Company's revenue. Advertisers' willingness to purchase advertising from the Company may also be affected by a decline in audience ratings for the Company's programming, the inability of the Company to retain the rights to popular programming, increasing audience fragmentation caused by new program channels and the proliferation of new media formats, including the Internet and video-on-demand and the deployment of portable digital devices and new technologies which allow consumers to live stream and time shift programming, make and store digital copies and skip or fast-forward through advertisements. The Company's revenues from outdoor advertising also depend on the Company's continued ability to obtain the right to use effective outdoor advertising space. Any reduction in advertising expenditures could have an adverse effect on the Company's revenues and results of operations.

The Company's Success and Profitability Are Dependent Upon Audience Acceptance of Its Content, Including Its Television and Radio Programs and Motion Pictures, Which Is Difficult to Predict

        Television, radio and motion picture content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program or motion picture, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a television or radio program or motion picture also depends upon the quality and acceptance of other competing programs and motion pictures released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of new ratings technologies and measurements, and viewership on new platforms or devices that are not equipped to measure ratings, could have an impact on the Company's program ratings. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company's radio or television stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company's cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. The theatrical success of a motion picture, based in large part upon audience acceptance, is a significant factor in determining the revenues it is likely to generate in home entertainment sales, licensing fees and other exploitation during the various other distribution windows. Consequently, low public acceptance of the Company's content, including its television and radio programs, motion pictures and publications, will have an adverse effect on the Company's results of operations. In addition, any decreased popularity of programming for which the Company has incurred significant commitments could have an adverse effect on its profitability. Programming and talent commitments of the Company, estimated to aggregate approximately $16.91 billion as of December 31, 2011, primarily included $12.90 billion for sports programming rights, $3.22 billion relating to television, radio, film production and licensing and $796 million for talent contracts with $7.89 billion of these amounts payable in and after 2017. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to distribute, could lead to decreased profitability or losses for a significant period of time.

Failure by the Company to Obtain, Create and Retain the Rights Related to Popular Programming Could Adversely Affect the Company's Revenues

        The Company's revenue from its television, radio, cable networks and motion picture business is partially dependent on the Company's continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company's revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network's most widely viewed broadcasts, including the NCAA's Men's Final Four, golf's Masters Tournament and PGA Championship, and NFL games, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs, such as sports events from third parties. CBS Films competes for compelling source material for and the talent necessary to produce motion pictures. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company's failure to obtain or retain rights to popular content could adversely affect the Company's revenues.

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive

        Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly as are the digital distribution models for books. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company's businesses. Examples of the foregoing include the convergence of television broadcasts and online delivery of programming to televisions, video-on-demand platforms, tablets, satellite radio, new video and electronic book formats, user-generated content sites, Internet and mobile distribution of video content via streaming and downloading, place-shifting of content from the home to portable devices on which content is viewable outside the home, and digital outdoor displays. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies that enable users to fast-forward or skip advertisements, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness of the Company's offerings to advertisers and could therefore adversely affect its revenues. Also, the growing uses of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company's businesses. In addition, further increases in the use of digital devices which allow users to view or listen to content of their own choosing, in their own time and remote locations, while avoiding traditional commercial advertisements or subscription payments, could adversely affect the Company's radio and television broadcasting advertising and subscription revenues. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the Internet to view on television monitors, which could diminish viewership of the Company's programming. Generally, changing consumer behavior may impact the Company's traditional distribution methods, for example, by reducing viewership of its programming (including motion pictures), the demand for DVD product and/or the desire to see motion pictures in theaters, which could have an adverse impact on the Company's revenues and profitability. Also, the impact of technological changes on traditional distributors of video programming may adversely affect the Company's cable networks' ability to grow revenue. Anticipating and adapting to changes in technology on a timely basis and exploiting new sources of revenue from these changes will affect the Company's ability to continue to increase its revenue.

Piracy of the Company's Programming and Other Content, Including Digital Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

        Piracy of programming (including motion pictures), books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of such programming and other content into digital formats, which facilitate the creation, transmission and sharing of high quality unauthorized copies of the Company's content. Recent technological advances, which facilitate the streaming of programming via the Internet to television screens, may increase piracy. The proliferation of unauthorized copies of programming has an adverse effect on the Company's businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate and present challenges for enforcement. Failure of legal protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company's enforcement costs.

The Company's Operating Results Are Subject to Seasonal Variations and Other Factors

        The Company's business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people's viewing, reading, attendance and listening habits. Typically, the Company's revenue from advertising increases in the fourth quarter, Simon & Schuster generates a substantial portion of its revenues in the fourth quarter, and license fees for television programming and CBS Films' revenue from motion pictures are dependent on the timing, mix, number and availability of the Company's television programming and motion pictures, as applicable. In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

The Company's Businesses Operate in Highly Competitive Industries

        The Company competes with other media companies for high quality content and attractive outdoor advertising space to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various cable, DBS and other platforms. The Company's ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and radio programming, motion pictures and books, as well as well-placed outdoor advertising faces. In addition, the consolidation of advertising agencies, distributors and television service providers has made competition for audiences, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of on-line sales and electronic books sales have resulted in increased competition for limited physical shelf space for the Company's publications and for the attention of consumers on-line. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; motion picture studios; the Internet; terrestrial and satellite radio and portable devices; outdoor advertisers; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. In book publishing, competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. Moreover, the growing use of self-publishing technologies by authors increases competition and could result in decreased use of traditional publishing services. This competition could result in lower ratings and advertising and subscription and other revenues or increased promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on its business, financial condition or results of operations.

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

Changes in Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business

        The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's licenses could have a material adverse effect on the Company's revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company's ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company's advertising revenues. The FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect the Company's advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company's ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. In response to the FCC's March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC "repacks" the broadcast spectrum dedicated to broadcast television use. It is difficult to predict the timing or outcome of the FCC's actions or their effect, if any, on the Company's broadcasting properties. Legislation could be enacted, which could remove over-the-air broadcasters' existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations and could have an adverse impact on the cost of music programming for the Company. In addition, changes in or new interpretations of international laws and regulations governing competition and the Internet, including those affecting data privacy, may have an adverse impact on the Company's international businesses and Internet properties. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

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

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company's Results of Operations

        The CBS Television Network provides its affiliates with up to approximately 98 hours of regularly scheduled programming per week. In return, the CBS Television Network's affiliated stations broadcast network-inserted commercials during that programming. Loss of network affiliation agreements of the CBS Television Network could adversely affect the Company's results of operations by reducing the reach of the Company's programming and therefore its attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect the Company's results of operations. The non-renewal or termination of retransmission agreements with cable, DBS and other distributors or continued distribution on less favorable terms, could also adversely affect the Company's ability to distribute its network programming to a nationwide audience and affect the Company's ability to sell advertising, which could have a material adverse effect on the Company's results of operations. Showtime Networks and the CBS Sports Network are also dependent upon the maintenance of affiliation agreements with cable, DBS and other distributors, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks' and CBS Sports Network's program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. Also, consolidation among cable and DBS distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company's ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all.

The Failure or Destruction of Satellites, Transmitter Facilities and Network and Information Systems and Other Technology that the Company Depends Upon to Distribute Its Programming and Operate Could Materially Adversely Affect the Company's Businesses and Results of Operations

        The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters including extreme weather that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, the Company may not be able to secure alternate distribution facilities in a timely manner. Failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations. Each of the Company's television and radio stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations. In addition, network and information systems and other technologies are important to the Company's business activities. Network and information systems-related events, such as computer hackings, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities could result in a disruption of the Company's services and operations or improper disclosure of personal data or confidential information, which could damage the Company's reputation and require the Company to expend resources to remedy any such breaches. The occurrence of any of such network or information systems-related events or security breaches could have a material adverse effect on the Company's business and results of operations.

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

The Loss of Key Personnel, Including Talent, Could Disrupt the Management or Operations of the Company's Business and Adversely Affect Its Revenues

        The Company's business depends upon the continued efforts, abilities and expertise of its chief executive officer and other key employees and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace, and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company's ability to execute its business strategy. While the Company does not maintain a written succession plan with respect to Chairman of the Board, in accordance with the Company's Corporate Governance Guidelines, designated independent committees of the CBS Board together periodically review succession planning for the position of Chairman and report to the non-management directors of the CBS Board. Because 79% of the voting shares are controlled by Sumner Redstone there can be no assurance now or in the future that he or the successors to the voting control may not seek to effect succession of the Chairman; however, and in all cases, the Board will elect the next Chairman by a majority vote of the Board. Additionally, the Company employs or independently contracts with several entertainment personalities and authors with significant loyal audiences or readership. Entertainment personalities are sometimes significantly responsible for the ranking of a television or radio station and, therefore, the ability of the station to sell advertising, and an author's popularity can be significantly responsible for the success of a particular book. Cable Networks produces programming and CBS Films produces motion pictures with highly regarded directors, actors and other talent who are important to achieving audience endorsement of their content. There can be no assurance that these entertainment personalities, authors and talent will remain with or be drawn to the Company or will retain their current audiences or readership. If the Company fails to retain or attract these entertainment personalities, authors and talent or they lose their current audiences or readership, the Company's revenues could be adversely affected.

Regulation of the Outdoor Advertising Industry Could Materially Adversely Affect the Company's Outdoor Business

        The outdoor advertising industry is subject to extensive governmental regulation and enforcement at the federal, state and local levels in the U.S. and to national, regional and local restrictions in foreign countries. These regulations and enforcement actions can affect the operation and continuance of operations of advertising displays and include restrictions on the construction, operation, repair, upgrading, height, size, location and type, such as digital, tri-vision or static, of outdoor advertising structures and displays and, in some instances, the content of advertising copy that can be displayed on these structures. In addition, outdoor advertising is the subject of targeted state and municipal taxes and fees. Such laws may increase the Company's costs and reduce the Company's expansion opportunities or may increase competitive pressure from others. The Company cannot give any assurance that existing or future laws or regulations will not materially and adversely affect its outdoor business.

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

The Company Could Be Adversely Affected by Strikes and Other Union Activity

        The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television, radio, cable networks, interactive and motion picture businesses by disrupting the Company's ability to provide scheduled services and programming or by causing delays in the production of the Company's television or radio programming, motion pictures or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces. Depending on its duration, any lockout, strike or work stoppage could have an adverse effect on the Company's revenues, cash flows and/or operating income and/or the timing thereof.

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

NAI, Through Its Voting Control of the Company, Is in a Position to Control Actions that Require Stockholder Approval

        NAI, through its direct and indirect ownership of the Company's Class A Common Stock, has voting control of the Company. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company's Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company's Board of Directors. In addition, Mr. David R. Andelman is a director of NAI and serves as a director of the Company. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. Other stockholders who may have different interests are unable to affect the outcome of the corporate actions of the Company for so long as NAI retains voting control.

Sales of Shares of Common Stock by NAI Could Adversely Affect the Stock Price

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

Many Factors May Cause the Stock Price of the Company's Class A Common Stock and Class B Common Stock to Fluctuate

        The stock price of Class A Common Stock and Class B Common Stock may fluctuate significantly as a result of many factors. These factors, some or all of which are beyond the Company's control, include:

  •
  actual or anticipated fluctuations in the Company's operating results;

  •
  changes in expectations as to the Company's future financial performance or changes in financial estimates of securities analysts;

  •
  success of the Company's operating and growth strategies;

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

The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes, Which May Limit Business Opportunities

        So long as the Company and Viacom Inc. are under common control, each company's businesses, as well as the businesses of any other commonly controlled company, will be attributable to the other company for purposes of certain rules and regulations of the FCC and certain rules regarding political campaign contributions in the U.S., among others potentially. The businesses of one company will continue to be attributable to the other company for certain FCC purposes even after the two companies cease to be commonly controlled, if the two companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of Viacom Inc. may have the effect of limiting and affecting the activities, strategic business alternatives and business terms available to the Company, including limitations to which the Company contractually agreed in connection with the Company's separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation and new Viacom Inc., which was completed on December 31, 2005 (the "Separation").

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, 831,000 square feet of which is office space. The Company occupies approximately 276,000 square feet of the office space and leases the balance to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. Showtime Networks leases approximately 200,000 square feet at 1633 Broadway, New York, New York under a lease which expires in 2026. Simon & Schuster leases approximately 290,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2019. CBS Interactive leases approximately 280,000 square feet of space at 235 2nd Street, San Francisco, California under a lease which expires in 2022. The Company and its subsidiaries also own and lease office, studio and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising properties throughout the U.S., Canada and several other foreign countries for its businesses. The Company considers its properties adequate for its present needs.

Item 3.    Legal Proceedings.

        Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On

February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. On May 24, 2011, the court granted the motion to dismiss and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit.

        E-books Actions.    Commencing on August 9, 2011, purported class action complaints have been filed in the United States District Court for the Southern District of New York and the United States District Court for the Northern District of California regarding the sale of electronic books pursuant to agency distribution arrangements. On August 16, 2011, a motion was filed with the United States Judicial Panel on Multidistrict Litigation (the "MDL Panel") by certain parties seeking to consolidate these actions for pre-trial proceedings in one venue. On December 9, 2011, the MDL Panel issued an order consolidating the actions in the United States District Court for the Southern District of New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. The plaintiffs, electronic book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of electronic books pursuant to agency distribution arrangements between each of the publishers and electronic book retailers. The actions generally seek multiple forms of damages for the purchase of electronic books and injunctive and other relief. Simon & Schuster intends to vigorously defend itself in these actions. In addition, certain federal and state governmental entities in the United States and the competition authority in the European Community are conducting competition investigations of agency distribution arrangements in this industry and Simon & Schuster is cooperating with these competition investigations.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2011, the Company had pending approximately 50,090 asbestos claims, as compared with approximately 52,220 as of December 31, 2010 and 62,360 as of December 31, 2009. During 2011, the Company received approximately 4,410 new claims and closed or moved to an inactive docket approximately 6,540 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2011 and 2010 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $33 million and $14 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of February 21, 2012.

Name	Age	Title
Sumner M. Redstone	88	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	62	President and Chief Executive Officer and Director
Anthony G. Ambrosio	51	Executive Vice President, Human Resources and Administration
Louis J. Briskman	63	Executive Vice President and General Counsel
Martin D. Franks	61	Executive Vice President, Planning, Policy and Government Affairs
Joseph R. Ianniello	44	Executive Vice President and Chief Financial Officer
Richard M. Jones	46	Senior Vice President and General Tax Counsel
Lawrence Liding	43	Senior Vice President, Controller and Chief Accounting Officer
Gil Schwartz	60	Executive Vice President and Chief Communications Officer
Angeline C. Straka	66	Senior Vice President, Deputy General Counsel and Secretary

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

        Mr. Briskman has been Executive Vice President and General Counsel of the Company since January 1, 2006. Previously, since September 2005, he served as Executive Vice President and General Counsel of the businesses that comprise the Company since January 1, 2006. Prior to that, Mr. Briskman served as Senior Vice President and General Counsel of Aetna Inc. since April 2004 and as Executive Vice President and General Counsel for CBS Television from 2000 to 2002. From 1993 to 2000, Mr. Briskman served as General Counsel of the former CBS Corporation and its predecessor, Westinghouse Electric Corporation. He joined Westinghouse Electric Corporation in 1975 and became its General Counsel in 1993 after serving as chief legal officer of its Group W division beginning in 1983.

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

        Mr. Liding has been Senior Vice President, Controller and Chief Accounting Officer of the Company since October 2011. Previously, he served as Vice President, Deputy Controller of the Company since March 2010 and Vice President, Assistant Controller since January 1, 2006. Prior to that, Mr. Liding joined Former Viacom in 1995 and served as Vice President of Financial Reporting from 2002 through 2005.

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

        Ms. Straka has been Senior Vice President, Deputy General Counsel and Secretary of the Company since January 1, 2006. Prior to that, Ms. Straka served as Vice President and Associate General Counsel and Co-Head of the Corporate, Transactions and Securities practice group in the corporate law department of Former Viacom. Prior to joining the Former Viacom corporate law department in February 2001, Ms. Straka served as Senior Vice President, General Counsel and Secretary of Infinity Broadcasting Corporation, then a majority-owned public subsidiary of Former Viacom, from May 2000. Ms. Straka was Vice President, Deputy General Counsel and Secretary of the former CBS Corporation and its predecessor, Westinghouse Electric Corporation, since 1994 and up to the time of the May 2000 merger of Former Viacom and the former CBS Corporation.

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

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2011
1st quarter	$26.25	$18.98	$26.17	$18.98
2nd quarter	$29.53	$23.53	$29.13	$23.35
3rd quarter	$30.03	$20.36	$29.68	$20.07
4th quarter	$28.05	$18.36	$27.72	$17.99

2010
1st quarter	$14.94	$12.34	$14.95	$12.33
2nd quarter	$16.94	$12.90	$16.98	$12.86
3rd quarter	$16.19	$12.29	$16.23	$12.26
4th quarter	$19.82	$15.94	$19.65	$15.89

        On February 23, 2012, the Company announced a quarterly cash dividend of $.10 per share on its Class A and Class B Common Stock, payable on April 1, 2012. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2011 and 2010, for a total $237 million and $139 million, respectively. During 2011, the Company increased its quarterly cash dividend to $.10 per share from $.05 per share beginning with the dividend paid in the third quarter. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.

        On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. On November 3, 2011, the Company announced that its Board of Directors approved a $1.5 billion increase to this share repurchase program. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended December 31, 2011 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

October 1, 2011 – October 31, 2011	3.1	$22.29	3.1	$581
November 1, 2011 – November 30, 2011	2.0	$24.88	2.0	$2,031
December 1, 2011 – December 31, 2011	1.9	$26.01	1.9	$1,981

Total	7.0	$24.05	7.0	$1,981

        As of February 15, 2012, there were approximately 1,860 record holders of CBS Corp. Class A Common Stock and approximately 28,312 record holders of CBS Corp. Class B Common Stock.

        Information required by this item is also contained in the CBS Corp. Proxy Statement for the Company's 2012 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information," which information is incorporated herein by reference.

Performance Graph

        The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index ("S&P 500") and a Peer Group of companies identified below.

        The performance graph assumes $100 invested on December 31, 2006 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2011.

Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2011

December 31,	2006	2007	2008	2009	2010	2011

CBS Corp. Class A Common Stock	$100	$88	$30	$52	$71	$105
CBS Corp. Class B Common Stock	$100	$90	$29	$52	$71	$103
S&P 500	$100	$105	$66	$84	$97	$99
Peer Group (a)	$100	$89	$44	$62	$70	$87

(a)
The Peer Group consists of the following companies: The Walt Disney Company, News Corporation, Time Warner Inc., Cumulus Media Inc. and Clear Channel Outdoor Holdings, Inc.

Item 6.   Selected Financial Data.

CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,
	2011		2010		2009(a)		2008(a)(b)	2007

Revenues		$14,245		$14,060		$13,015	$13,950		$14,073
Operating income (loss)		$2,529		$1,816		$1,011	$(12,159)		$2,622
Net earnings (loss) from continuing operations		$1,291		$724		$227	$(11,673)		$1,231
Net earnings from discontinued operations		$14		$—		$—	$—		$16
Net earnings (loss)		$1,305		$724		$227	$(11,673)		$1,247
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$1.94		$1.07		$.34	$(17.43)		$1.72
Net earnings from discontinued operations		$.02		$—		$—	$—		$.02
Net earnings (loss)		$1.97		$1.07		$.34	$(17.43)		$1.75
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$1.90		$1.04		$.33	$(17.43)		$1.70
Net earnings from discontinued operations		$.02		$—		$—	$—		$.02
Net earnings (loss)		$1.92		$1.04		$.33	$(17.43)		$1.73
Dividends per common share	$	..35	$	..20	$	..20	$1.06	$	..94
At Year End:
Total assets:
Continuing operations		$26,120		$26,066		$26,870	$26,976		$40,322
Discontinued operations		77		77		92	105		108
Total assets		$26,197		$26,143		$26,962	$27,081		$40,430
Total debt:
Continuing operations		$5,982		$6,000		$6,997	$6,996		$7,088
Discontinued operations		21		21		21	34		43
Total debt		$6,003		$6,021		$7,018	$7,030		$7,131
Total Stockholders' Equity		$9,908		$9,821		$9,019	$8,597		$21,472

(a)
In 2009, CBS Corporation (the "Company" or "CBS Corp.") recorded non-cash impairment charges of $210 million ($131 million, net of tax), or $.19 per diluted share, to reduce the carrying value of FCC licenses in certain radio markets and to reduce the carrying value of the allocated goodwill in connection with the sale of certain radio stations. In 2008, the Company recorded non-cash impairment charges of $14.18 billion ($12.73 billion, net of tax), or $19.00 per diluted share, principally to reduce the carrying value of goodwill and intangible assets.

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

Overview

        In 2011, CBS Corporation's results benefited from the continued popularity of its internally developed and acquired programming, new licensing agreements for digital streaming of television series, growth in affiliate and subscription fee revenues, and the new programming agreement for the NCAA Division I Men's Basketball Championship ("NCAA Tournament"). Beginning in 2011, pursuant to a 14-year agreement between the Company and Turner Broadcasting System, Inc., the Company and Turner are sharing the rights to telecast the NCAA Tournament. For CBS Corp., this new agreement resulted in lower revenues, yet higher profits, for 2011 as compared to 2010. In addition, revenue comparisons for 2011 were negatively impacted by the 2010 broadcast of Super Bowl XLIV on the CBS Television Network. Total revenues increased 1% for 2011, as decreases associated with these non-comparable items as well as a decline in political advertising sales, were more than offset by 6% growth in content licensing and distribution revenues, a 9% increase in affiliate and subscription fee revenues and underlying growth in advertising sales.

        For 2011, operating income of $2.53 billion increased 39% from $1.82 billion for 2010 with growth in each of the Company's operating segments and an increase in the Company's total operating income margin of five percentage points to 18%. These increases were driven by the change in the revenue mix, lower sports and other acquired television programming costs, the benefit of cost-containment and the timing of production and distribution expenses. Comparability of operating income was impacted by restructuring charges of $46 million and $81 million for 2011 and 2010, respectively, and the favorable impact to 2010 from a settlement of $90 million for the resolutions of certain disputes regarding previously disposed businesses.

        Diluted earnings per share ("EPS") of $1.92 for 2011 increased $.88, or 85%, from $1.04 for 2010, primarily driven by the increase in operating income, lower interest expense due to a $1.40 billion reduction to the Company's outstanding debt during 2010, and lower weighted average shares outstanding, reflecting the impact of 2011 share repurchases.

        During 2011, the Company repurchased 42.2 million shares of its Class B Common Stock for $1.02 billion, at an average cost of $24.14 per share, and paid $206 million of cash dividends. At December 31, 2011, the Company had $5.98 billion of long-term debt outstanding, which is comparable to December 31, 2010. For 2011, free cash flow of $1.48 billion, increased 2% from $1.45 billion for 2010. Comparability of free cash flow was impacted by pension contributions of $410 million in 2011 and $167 million in 2010, principally to pre-fund the Company's qualified plans. The Company generated cash flow from operating activities of $1.75 billion for 2011 versus $1.74 billion for 2010. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by (used for) operating activities before increases and decreases to the accounts receivable securitization program and less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on pages II-11 and II-12 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Corp. operates in the following five segments:

ENTERTAINMENT: The Entertainment segment consists of the CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive. Entertainment revenues are generated primarily from advertising sales, the licensing and distribution of its content, and affiliate and subscription fees. The Entertainment segment contributed 52%, 53% and 54% to consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

CABLE NETWORKS: The Cable Networks segment consists of Showtime Networks, CBS Sports Network and Smithsonian Networks. Cable Networks revenues are generated primarily from affiliate fees, and the licensing and distribution of its content. The Cable Networks segment contributed 11% to consolidated revenues for the year ended December 31, 2011 and 10% to consolidated revenues for each of the years ended December 31, 2010 and 2009.

PUBLISHING: The Publishing segment consists of Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Free Press. Publishing generates revenues from the distribution of consumer books in print, digital and audio formats. Publishing contributed 6% to consolidated revenues for each of the years ended December 31, 2011, 2010 and 2009.

LOCAL BROADCASTING: The Local Broadcasting segment consists of CBS Television Stations and CBS Radio, with revenues generated primarily from advertising sales. The Local Broadcasting segment contributed 19%, 20% and 18% to consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

OUTDOOR: The Outdoor segment, through CBS Outdoor, displays advertising in North America, South America and Europe on media, including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and in retail stores. Outdoor revenues are generated primarily from advertising sales. The Outdoor segment contributed 13% to consolidated revenues for each of the years ended December 31, 2011, 2010 and 2009.

Consolidated Results of Operations—2011 vs. 2010 and 2010 vs. 2009

Revenues

        The following tables present the Company's consolidated revenues by type for each of the years ended December 31, 2011, 2010 and 2009.

Revenues by Type Year Ended December 31,	2011	2010	Increase/(Decrease) 2011 vs. 2010		2009	Increase/(Decrease) 2010 vs. 2009

Advertising	$9,007	$9,153	$(146)	(2)%	$8,172	$981	12%
Content licensing and distribution	3,254	3,071	183	6	3,120	(49)	(2)
Affiliate and subscription fees	1,744	1,598	146	9	1,462	136	9
Other	240	238	2	1	261	(23)	(9)

Total Revenues	$14,245	$14,060	$185	1%	$13,015	$1,045	8%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31,
Percentage of Revenues by Type	2011	2010	2009

Advertising	63%	65%	63%
Content licensing and distribution	23	22	24
Affiliate and subscription fees	12	11	11
Other	2	2	2

Total	100%	100%	100%

        Advertising sales decreased 2% to $9.01 billion in 2011 from $9.15 billion in 2010 as comparability for 2011 was impacted by the 2010 broadcast of Super Bowl XLIV on the CBS Television Network and the new 14-year programming agreement between the Company and Turner Broadcasting System, Inc. for the telecast of the NCAA Tournament, which began in 2011. In aggregate, these two non-comparable items negatively impacted the advertising revenue comparison by four percentage points. Underlying advertising revenues for 2011 benefited from pricing increases for sports programming, growth in network primetime and higher outdoor advertising sales in the Americas, partially offset by significantly lower political spending as 2010 benefited from midterm elections. In 2010, advertising sales increased 12% to $9.15 billion from $8.17 billion in 2009, due in part to the recovery of an economic slow down and the continued popularity of the Company's content. The advertising growth also benefited from the 2010 telecast of Super Bowl XLIV on the CBS Television Network and increased political advertising from the 2010 midterm elections.

        Content licensing and distribution revenues are principally comprised of fees from the licensing of internally produced programming to television, theaters and digital mediums, as well as for home entertainment sales; fees from the distribution of third party programming; and revenues from the publishing and distribution of consumer books. Content licensing and distribution revenues increased 6% to $3.25 billion in 2011 from $3.07 billion in 2010 reflecting growth in both domestic and international television license fees, principally driven by the impact of new licensing agreements for digital streaming. Revenue contributions from significant domestic syndication availabilities in 2011, which included the third-cycle sale of Frasier, were lower than 2010, which included the second-cycle sale of CSI: Crime Scene Investigation. In 2010, content licensing and distribution revenues decreased 2% to $3.07 billion in 2010 from $3.12 billion in 2009 principally reflecting lower contributions from significant domestic syndication availabilities, as 2010 included the second-cycle syndication sale of only one title as compared to 2009 which included the first-cycle availabilities of five titles. This decrease was partially offset by higher international syndication sales of television programming and the addition of theatrical revenues in 2010.

        Affiliate and subscription fees are principally comprised of revenues received from cable television operators, direct broadcast satellite operators, telephone companies and other distributors for the carriage of the Company's cable networks, as well as for retransmission consent for the CBS Television Network and the Company's owned and operated television stations; fees received from non-CBS owned television stations affiliated with the CBS Television Network; and subscriber fees for online content. For 2011, affiliate and subscription fees increased 9% to $1.74 billion from $1.60 billion in 2010 and for 2010, affiliate and subscription fees increased 9% from $1.46 billion in 2009. These increases reflect growth in subscriptions and rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks, and higher retransmission revenues.

        Other revenues, which include ancillary fees for Entertainment, Cable Networks, Local Broadcasting and Outdoor operations, increased 1% to $240 million in 2011 from $238 million in 2010. For 2010, other

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

revenues decreased 9% to $238 million in 2010 from $261 million in 2009, principally reflecting lower ancillary digital revenues.

International Revenues

        The Company generated approximately 15% of its total revenues from international regions in both 2011 and 2010, and 14% in 2009.

Year Ended December 31,	2011	% of International	2010	% of International	2009	% of International

United Kingdom	$489	22%	$459	22%	$431	23%
Other Europe	801	37	758	37	715	38
Canada	371	17	383	18	310	17
All other	529	24	476	23	405	22

Total International Revenues	$2,190	100%	$2,076	100%	$1,861	100%

Operating Expenses

        The table below presents the Company's consolidated operating expenses by type for each of the years ended December 31, 2011, 2010 and 2009.

Operating Expenses by Type Year Ended December 31,	2011	2010	Increase/(Decrease) 2011 vs. 2010		2009	Increase/(Decrease) 2010 vs. 2009

Programming	$2,971	$3,510	$(539)	(15)%	$3,336	$174	5%
Production	1,939	2,061	(122)	(6)	2,062	(1)	—
Billboard, transit and other occupancy	1,035	1,029	6	1	1,020	9	1
Participation, distribution and royalty	814	693	121	17	597	96	16
Other	1,608	1,692	(84)	(5)	1,685	7	—

Total Operating Expenses	$8,367	$8,985	$(618)	(7)%	$8,700	$285	3%

        Programming expenses represented 36% of total operating expenses in 2011, 39% in 2010 and 38% in 2009, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations. Programming expenses decreased 15% to $2.97 billion in 2011 from $3.51 billion in 2010 primarily reflecting lower costs for sports programming, including the impact of the new programming agreement for the NCAA Tournament, which began in 2011, and the absence of the 2010 broadcast of Super Bowl XLIV on the CBS Television Network, as well as lower acquired television series costs. For 2010, programming expenses increased 5% to $3.51 billion in 2010 from $3.34 billion in 2009 reflecting higher sports programming costs, principally associated with the 2010 Super Bowl telecast and the NCAA Tournament on the CBS Television Network, partially offset by lower acquired television series costs.

        Production expenses represented 23% of total operating expenses in 2011 and 2010, and 24% in 2009, and reflect the direct costs of internally developed television and theatrical film content, as well as television and radio costs, including on-air talent and other production costs. Production expenses decreased 6% to $1.94 billion in 2011 from $2.06 billion in 2010 principally driven by the title mix from licensing arrangements for television programming. For 2010, production expenses of $2.06 billion

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

remained relatively flat compared to 2009 reflecting lower costs associated with lower domestic syndication sales, offset by increased investment in new television series and theatrical films.

        Billboard, transit and other occupancy expenses represented 12% of total operating expenses in 2011, 11% in 2010 and 12% in 2009, and reflect lease and franchise costs associated with billboards, transit and other outdoor displays, rent expense on production facilities, and other occupancy costs. Billboard, transit and other occupancy expenses increased 1% to $1.04 billion in 2011 from $1.03 billion in 2010 primarily driven by the effect of foreign exchange rate changes, partially offset by the settlement of legal matters in 2011 and lower costs from the mix of more profitable contracts. For 2010, billboard, transit and other occupancy expenses increased 1% to $1.03 billion in 2010 from $1.02 billion in 2009 primarily driven by franchise expense increases attributable to new Outdoor transit contracts, partially offset by decreases for lost contracts, lower billboard lease costs, as well as lower maintenance and display site costs and other cost reductions due to cost-savings initiatives.

        Participation, distribution and royalty costs, which represented 10% of total operating expenses in 2011, 8% in 2010 and 7% in 2009, primarily include participation and residual expenses for television programming, royalty costs for Publishing content and other distribution expenses incurred with respect to television and feature film content, including print and advertising. Participation, distribution and royalty costs increased 17% to $814 million in 2011 from $693 million in 2010 primarily reflecting higher participations from the licensing of titles for digital streaming and the mix of domestic syndication sales, partially offset by lower advertising and other distribution costs from the timing of theatrical film releases. For 2010, participation, distribution and royalty costs increased 16% to $693 million from $597 million in 2009 primarily reflecting higher advertising expenses for theatrical films.

        Other operating expenses, which represented 19% of total operating expenses for each of the years 2011, 2010 and 2009, primarily include compensation costs, costs associated with book sales, including printing and warehousing, and costs associated with the production and hosting of websites. For 2011, other operating expenses decreased 5% to $1.61 billion from $1.69 billion in 2010 primarily reflecting lower costs associated with the absence of sponsorship revenues resulting from the new programming agreement for the NCAA Tournament. For 2010, other operating expenses remained relatively flat at $1.69 billion compared to 2009.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, represented 19% of revenues for each of the years 2011, 2010 and 2009. SG&A expenses increased $140 million, or 5%, to $2.76 billion in 2011 from $2.62 billion in 2010 principally due to a settlement of $90 million recorded in 2010 related to the favorable resolutions of certain disputes regarding previously disposed businesses, higher advertising and increased selling expenses primarily associated with higher revenues, partially offset by $36 million lower pension and postretirement benefit costs primarily due to the favorable performance of pension plan assets in 2010.

        For 2010, SG&A expenses increased $127 million, or 5%, to $2.62 billion from $2.49 billion in 2009 principally reflecting higher advertising, selling expenses and incentive compensation driven by the improved operating results, partially offset by $51 million lower pension and postretirement benefits costs primarily due to the favorable performance of pension plan assets in 2009. Comparability of SG&A expenses was impacted by settlements related to the favorable resolutions of certain disputes regarding previously disposed businesses of $90 million in 2010 and $28 million in 2009 and gains of $40 million in 2009 from the sale and exchange of certain long-lived assets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring Charges

        During the year ended December 31, 2011, in a continued effort to reduce its cost structure, the Company initiated restructuring plans, which primarily included relocation or closure of certain business activities, as well as other exit activities. As a result, the Company recorded restructuring charges of $46 million, reflecting $34 million of costs associated with exiting contractual obligations and $12 million of severance costs. During the years ended December 31, 2010 and 2009, the Company recorded restructuring charges of $81 million and $23 million, respectively. The charges reflected $87 million of severance costs and $22 million of contract termination and other associated costs, partially offset by reversals of $5 million as a result of changes in estimates of previously established restructuring accruals. As of December 31, 2011, the cumulative amount paid for the 2011, 2010 and 2009 restructuring charges was $100 million, of which $81 million was for severance costs and $19 million was related to contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2010	2011 Charges	2011 Payments	Balance at December 31, 2011

Entertainment	$11	$40	$(9)	$42
Cable Networks	2	—	(1)	1
Publishing	2	2	(2)	2
Local Broadcasting	13	—	(8)	5
Outdoor	16	4	(15)	5

Total	$44	$46	$(35)	$55

	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at December 31, 2010

Entertainment	$—	$23	$(12)	$11
Cable Networks	—	3	(1)	2
Publishing	2	4	(4)	2
Local Broadcasting	4	25	(16)	13
Outdoor	6	26	(16)	16

Total	$12	$81	$(49)	$44

Impairment Charges

        The Company performs an annual fair value-based impairment test of goodwill and intangible assets with indefinite lives, primarily comprised of FCC licenses, during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Based on the results of the 2011 and 2010 annual impairment tests no impairment charge was required.

        During 2009, as a result of the Company's annual impairment test of FCC licenses, the Company recorded a pre-tax non-cash impairment charge of $178 million at the Local Broadcasting segment to reduce the carrying value of FCC licenses in certain radio markets. This impairment resulted from reductions in projections for advertising revenues due to a weakened radio advertising marketplace.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Also in 2009, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $32 million to reduce the carrying value of FCC licenses by $21 million and the allocated goodwill by $11 million.

Depreciation and Amortization

        Depreciation and amortization decreased $15 million, or 3%, to $548 million for 2011 from $563 million for 2010 principally reflecting lower depreciation and amortization associated with reduced capital expenditures in recent years. For 2010, depreciation and amortization decreased $20 million, or 3%, to $563 million from $583 million for 2009 principally reflecting lower depreciation for outdoor advertising properties and lower depreciation and amortization associated with interactive businesses.

Interest Expense

        Interest expense decreased $93 million, or 18%, to $436 million for 2011 and decreased $13 million, or 2%, to $529 million for 2010 from $542 million for 2009, in both cases primarily resulting from the reduction of debt during 2010. The Company had $5.98 billion and $6.00 billion of principal amounts of debt outstanding (including current maturities) at December 31, 2011 and December 31, 2010, respectively, each at a weighted average interest rate of 7%.

Interest Income

        Interest income increased $1 million to $7 million for 2011 from $6 million for 2010. For 2010, interest income was flat at $6 million compared to 2009.

Loss on Early Extinguishment of Debt

        For 2010, the loss on early extinguishment of debt of $81 million was associated with the repurchase and redemption of $2.07 billion of the Company's debt, of which $750 million was repurchased through a tender offer. (See Note 7 to the consolidated financial statements).

        For 2009, the loss on early extinguishment of debt of $30 million was associated with the repurchase of $978 million of the Company's debt, of which $826 million was repurchased through a tender offer.

Other Items, Net

        For 2011, "Other items, net" reflected a net loss of $17 million primarily consisting of foreign exchange losses.

        For 2010, "Other items, net" of $10 million primarily consisted of gains of $21 million associated with dispositions, partially offset by foreign exchange losses of $10 million.

        For 2009, "Other items, net" reflected a net loss of $2 million primarily consisting of losses of $7 million associated with securitizing accounts receivables and a non-cash charge of $8 million associated with other-than-temporary declines in the market value of the Company's investments, partially offset by foreign exchange gains of $11 million.

Provision for Income Taxes

        The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2011, the provision for income taxes increased to $755 million from $463 million in 2010 and for 2010, the provision for income taxes increased from $183 million in 2009. These increases were primarily driven by the increase in earnings before income taxes. In addition, the provision for income taxes for 2010 included a $62 million reduction of deferred tax assets associated with the 2010 Patient Protection and Affordable Care Act, partially offset by a $26 million reversal of previously established deferred tax liabilities and a tax benefit of $28 million from the settlement of income tax audits. Included in the Company's tax provision for 2009 were tax benefits of $47 million from settlements of income tax audits, a benefit of $79 million associated with the non-cash impairment charges, and reductions of deferred tax assets associated with stock-based compensation of $43 million. This reduction reflected the difference between the estimated tax benefit recognized based on the grant date fair value of the stock-based compensation award versus the actual tax benefit realized based on the market value on the date of vest.

        The Company's effective income tax rate was 36% in 2011, 38% in 2010 and 41% in 2009. For 2012, the Company's annual effective tax rate is expected to be similar to 2011 and 2010 levels.

Equity in Loss of Investee Companies, Net of Tax

        Equity in loss of investee companies, net of tax, was $37 million for 2011, $35 million for 2010 and $33 million for 2009 reflecting the Company's share of the operating results of its equity investments.

Net Earnings from Continuing Operations

        The Company reported net earnings from continuing operations of $1.29 billion for 2011, $724 million for 2010 and $227 million for 2009.

Net Earnings from Discontinued Operations

        During 2011, the Company reached favorable resolutions of certain contingencies related to its previously disposed businesses which are accounted for as discontinued operations. As a result, a pre-tax gain of $23 million ($14 million, net of tax) was recorded in discontinued operations.

Net Earnings

        The Company reported net earnings of $1.31 billion for 2011, $724 million for 2010 and $227 million for 2009, principally driven by the growth in operating income and a decline in interest expense. In addition, comparability of net earnings was impacted by several large discrete items, including pre-tax non-cash impairment charges of $210 million ($131 million, net of tax) in 2009, settlements of $90 million in 2010 and $28 million in 2009 from the favorable resolutions of certain disputes regarding previously disposed businesses, restructuring charges of $46 million in 2011, $81 million in 2010 and $23 million in 2009, and pre-tax losses on the early extinguishment of debt of $81 million in 2010 and $30 million in 2009.

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

        The Company's calculation of free cash flow for 2009 does not include increases and decreases to the accounts receivable securitization program because the Company does not consider the cash flow from this

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

program to be indicative of the cash generated by the underlying operating performance of the Company. Accordingly, the Company considers its decision to increase or decrease its accounts receivable securitization program a financing decision. In 2010, as a result of the adoption of amended FASB guidance on accounting for transfers of financial assets, increases and decreases to the accounts receivable securitization program are reflected as financing activities on the Consolidated Statement of Cash Flows. Under the previous guidance these changes were reflected as operating activities. See Note 7 to the consolidated financial statements. Also, the Company's calculation of free cash flow includes capital expenditures since investment in capital expenditures is a use of cash that is directly related to the Company's operations.

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

Year Ended December 31,	2011	2010	2009

Net cash flow provided by operating activities	$1,749	$1,735	$939
Exclude: Decrease to accounts receivable securitization program	—	—	150
Capital expenditures	(265)	(284)	(262)

Free cash flow	$1,484	$1,451	$827

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations—For the Years Ended December 31, 2011, 2010 and 2009

        The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges" or "Segment OIBDA" if there is no impairment charge), operating income (loss), depreciation and amortization, and impairment charges by segment, for each of the years ended December 31, 2011, 2010 and 2009. The Company presents Segment OIBDA before Impairment Charges (or Segment OIBDA) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the Company's consolidated Net earnings (loss) is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

Year Ended December 31,	2011	2010	2009

Revenues:
Entertainment	$7,457	$7,391	$6,977
Cable Networks	1,621	1,475	1,347
Publishing	787	791	793
Local Broadcasting	2,689	2,782	2,360
Outdoor	1,894	1,819	1,723
Eliminations	(203)	(198)	(185)

Total Revenues	$14,245	$14,060	$13,015

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2011	2010	2009

Segment OIBDA before Impairment Charges:
Entertainment	$1,391	$871	$876
Cable Networks	707	566	461
Publishing	90	68	50
Local Broadcasting	849	840	513
Outdoor	342	263	169
Corporate	(228)	(218)	(147)
Residual costs	(75)	(15)	(116)
Eliminations	1	4	(2)

OIBDA before Impairment Charges	3,077	2,379	1,804
Impairment charges	—	—	(210)
Depreciation and amortization	(548)	(563)	(583)

Total Operating Income	$2,529	$1,816	$1,011

Operating Income (Loss):
Entertainment	$1,231	$708	$700
Cable Networks	684	543	437
Publishing	83	61	43
Local Broadcasting	750	740	212
Outdoor	107	14	(97)
Corporate	(252)	(239)	(166)
Residual costs	(75)	(15)	(116)
Eliminations	1	4	(2)

Total Operating Income	$2,529	$1,816	$1,011

Depreciation and Amortization:
Entertainment	$160	$163	$176
Cable Networks	23	23	24
Publishing	7	7	7
Local Broadcasting	99	100	91
Outdoor	235	249	266
Corporate	24	21	19

Total Depreciation and Amortization	$548	$563	$583

Impairment Charges:
Local Broadcasting	$—	$—	$210

Total Impairment Charges	$—	$—	$210

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

        (Contributed 52%, 53% and 54% to consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.)

Year Ended December 31,	2011	2010	2009

Revenues	$7,457	$7,391	$6,977

OIBDA	$1,391	$871	$876
Depreciation and amortization	(160)	(163)	(176)

Operating income	$1,231	$708	$700

OIBDA as a % of revenues	19%	12%	13%
Operating income as a % of revenues	17%	10%	10%
Restructuring charges	$40	$23	$—
Capital expenditures	$94	$90	$72

2011 vs. 2010

        For 2011, Entertainment revenues increased 1% to $7.46 billion from $7.39 billion in 2010. This growth was led by 10% higher revenues from domestic and international television license fees, driven by licensing agreements for digital streaming, partially offset by lower contributions from significant domestic syndication availabilities, which included the third-cycle domestic cable sale of Frasier in 2011 and the second-cycle sale of CSI: Crime Scene Investigation in 2010. Revenue growth also reflects higher retransmission revenues and underlying advertising revenue increases from higher pricing for the broadcast of sporting events and higher primetime advertising for the CBS Television Network. These increases were partially offset by the absence of the 2010 telecast of Super Bowl XLIV on the CBS Television Network as well as the impact of the new programming agreement for the NCAA Tournament, which resulted in lower revenues, but higher profits for 2011.

        For 2011, Entertainment operating income increased $523 million, or 74% to $1.23 billion from $708 million in 2010 and OIBDA increased $520 million, or 60%, to $1.39 billion from $871 million for 2010 with improved operating income and OIBDA margins of seven percentage points to 17% and 19%, respectively. The operating income and OIBDA increases, and margin improvement reflect the aforementioned revenue growth, significantly lower sports programming costs resulting from the new programming agreement for the NCAA Tournament and the absence of the 2010 Super Bowl broadcast on the CBS Television Network, as well as cost decreases associated with the timing of production and distribution expenses. Restructuring charges of $40 million in 2011 principally reflect costs associated with exiting operating facilities and severance costs. For 2010, restructuring charges of $23 million principally reflect severance costs associated with the elimination of positions. Entertainment results included stock-based compensation expense of $45 million for 2011 and $43 million for 2010.

        License fees for completed television programming in syndication, on cable and video on demand, and digitally streamed are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuations in operating results. Unrecognized revenues attributable to such license agreements were $1.25 billion and $654 million at December 31, 2011 and 2010, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2010 vs. 2009

        For 2010, Entertainment revenues increased 6% to $7.39 billion from $6.98 billion in 2009 primarily reflecting higher advertising and retransmission revenues, partially offset by lower content licensing and distribution revenues. Advertising revenues increased 11% primarily reflecting higher national advertising revenues, driven by higher pricing due to the economic recovery and the strength of Network primetime and sports programming, including the 2010 telecast of Super Bowl XLIV on the CBS Television Network, as well as growth in CBS Interactive display advertising revenues. Revenues from content licensing and distribution decreased 3% as higher international syndication sales, the second-cycle sale of CSI: Crime Scene Investigation and the addition of theatrical revenues in 2010, were more than offset by the first-cycle domestic syndication sales of five major titles in 2009.

        For 2010, Entertainment operating income increased 1% to $708 million from $700 million for 2009 and OIBDA decreased $5 million to $871 million from $876 million in 2009 as the increase in revenues was more than offset by higher sports programming costs, principally attributable to Super Bowl XLIV and the 2010 NCAA Tournament, increased investment in television and film content, and restructuring charges of $23 million incurred in 2010. Entertainment results included stock-based compensation expense of $43 million for 2010 and $44 million for 2009.

        Capital expenditures increased $18 million to $90 million in 2010 from $72 million in 2009 primarily due to increased spending for high-definition upgrades.

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

        (Contributed 11% to consolidated revenues for the year ended December 31, 2011 and 10% to consolidated revenues for each of the years ended December 31, 2010 and 2009.)

Year Ended December 31,	2011	2010	2009

Revenues	$1,621	$1,475	$1,347

OIBDA	$707	$566	$461
Depreciation and amortization	(23)	(23)	(24)

Operating income	$684	$543	$437

OIBDA as a % of revenues	44%	38%	34%
Operating income as a % of revenues	42%	37%	32%
Restructuring charges	$—	$3	$—
Capital expenditures	$15	$19	$8

2011 vs. 2010

        For 2011, Cable Networks revenues increased 10% to $1.62 billion from $1.48 billion in 2010 primarily driven by 7% higher affiliate revenues reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks, as well as higher licensing revenues from international syndication, digital streaming and home entertainment sales of Showtime original series. As of December 31, 2011 subscriptions totaled 73 million for Showtime Networks, including Showtime, The Movie Channel and Flix, 44 million for CBS Sports Network and 12 million for Smithsonian Networks.

        For 2011, Cable Networks operating income increased 26% to $684 million from $543 million in 2010 and OIBDA increased 25% to $707 million from $566 million for 2010, primarily due to revenue growth

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and lower costs for theatrical programming, partially offset by higher programming and advertising costs for Showtime original series. Cable Networks results included stock-based compensation expense of $4 million for 2011 and $5 million for 2010.

2010 vs. 2009

        For 2010, Cable Networks revenues increased 10% to $1.48 billion from $1.35 billion in 2009 primarily due to 8% higher affiliate fees, reflecting rate increases and growth in subscriptions at Showtime Networks and CBS Sports Network, as well as higher revenues from the licensing of Showtime original series. As of December 31, 2010 subscriptions totaled 67 million for Showtime Networks, including Showtime, The Movie Channel and Flix, 39 million for CBS Sports Network, and 7 million for Smithsonian Networks.

        For 2010, Cable Networks operating income increased 24% to $543 million from $437 million in 2009 and OIBDA increased 23% to $566 million from $461 million for 2009, primarily due to revenue growth, partially offset by higher marketing and advertising costs for new Showtime original series as well as to support the overall growth of Showtime Networks and higher costs for sports programming. Restructuring charges of $3 million in 2010 principally reflect costs associated with exiting an operating facility. Cable Networks results included stock-based compensation expense of $5 million for 2010 and $6 million for 2009.

        Capital expenditures increased $11 million to $19 million in 2010 from $8 million in 2009 primarily due to increased spending on high-definition upgrades and leasehold improvements.

Publishing (Simon & Schuster)

        (Contributed 6% to consolidated revenues for each of the years ended December 31, 2011, 2010 and 2009.)

Year Ended December 31,	2011	2010	2009

Revenues	$787	$791	$793

OIBDA	$90	$68	$50
Depreciation and amortization	(7)	(7)	(7)

Operating income	$83	$61	$43

OIBDA as a % of revenues	11%	9%	6%
Operating income as a % of revenues	11%	8%	5%
Restructuring charges	$2	$4	$4
Capital expenditures	$7	$6	$5

2011 vs. 2010

        For 2011, Publishing revenues decreased 1% to $787 million from $791 million in 2010 as strong growth in digital sales of Publishing content was offset by lower print book sales. Revenues from digital content of $133 million for 2011 more than doubled 2010 digital sales and represented 17% of total Publishing revenues in 2011. Best selling titles in 2011 included Steve Jobs by Walter Isaacson and 11/22/63 by Stephen King.

        For 2011, Publishing operating income increased 36% to $83 million from $61 million in 2010 and OIBDA increased 32% to $90 million from $68 million for 2010 driven by lower direct operating costs,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

including expense decreases resulting from the significant increase in more profitable digital revenues as a percentage of total revenues, lower bad debt expense and the impact of cost-containment measures. Restructuring charges in 2011 and 2010 reflect severance costs. Publishing results included stock-based compensation expense of $3 million for both 2011 and 2010.

2010 vs. 2009

        For 2010, Publishing revenues decreased slightly to $791 million from $793 million in 2009 primarily reflecting lower book sales in the adult group, partially offset by growth in sales of digital content of 122%. Revenues from digital content represent 8% of total Publishing revenues in 2010. Best selling titles in 2010 included Glenn Beck's Broke and The Overton Window and Spoken from the Heart by Laura Bush.

        For 2010, Publishing operating income increased 42% to $61 million from $43 million in 2009 and OIBDA increased 36% to $68 million from $50 million for 2009 reflecting lower production expenses from a change in the mix of titles and the impact of cost reduction measures, partially offset by higher bad debt expense. The restructuring charges in 2010 and 2009 reflected severance costs associated with the elimination of positions. Publishing results included stock-based compensation expense of $3 million for 2010 and $4 million for 2009.

Local Broadcasting (CBS Television Stations and CBS Radio)

        (Contributed 19%, 20% and 18% to consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.)

Year Ended December 31,	2011	2010	2009

Revenues	$2,689	$2,782	$2,360

OIBDA before impairment charges	$849	$840	$513
Impairment charges	—	—	(210)
Depreciation and amortization	(99)	(100)	(91)

Operating income	$750	$740	$212

OIBDA before impairment charges as a % of revenues	32%	30%	22%
Operating income as a % of revenues	28%	27%	9%
Restructuring charges	$—	$25	$2
Capital expenditures	$69	$74	$71

2011 vs. 2010

        For 2011, Local Broadcasting revenues decreased 3% to $2.69 billion from $2.78 billion for 2010 principally driven by lower political advertising sales. CBS Television Stations revenues decreased 7% due to the difficult comparison to the prior year, which included significant political advertising for midterm elections and revenues from the 2010 Super Bowl broadcast. Comparability was also impacted by lost revenues resulting from the National Basketball Association lockout during 2011. These decreases were partially offset by growth in many key advertising categories, led by domestic automotive and financial services as well as higher retransmission revenues. CBS Radio revenues increased slightly from the prior year, despite lower political advertising spending, reflecting growth in domestic auto, financial services and retail advertising.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        For 2011, Local Broadcasting operating income increased 1% to $750 million from $740 million in 2010 and OIBDA increased 1% to $849 million from $840 million for 2010 primarily due to lower programming and production costs for syndicated and sports programming, and restructuring charges of $25 million recorded in 2010, partially offset by the revenue decline. Local Broadcasting results included stock-based compensation expense of $22 million for 2011 and $20 million for 2010.

2010 vs. 2009

        For 2010, Local Broadcasting revenues increased 18% to $2.78 billion from $2.36 billion for 2009 driven by growth in advertising sales. CBS Television Stations revenues increased 27% as a result of the improved local advertising marketplace with growth across many key categories, led by automotive, retail and financial services, as well as higher political advertising for midterm election, and the benefit of the 2010 telecast of Super Bowl XLIV to the Company's owned CBS affiliated stations. CBS Radio revenues for 2010 increased 9% reflecting the improved advertising marketplace with growth in many key categories, led by automotive and retail, and higher political advertising sales.

        For 2010, Local Broadcasting operating income increased $528 million to $740 million from $212 million for 2009. Included in 2009 operating income were non-cash impairment charges of $210 million. Local Broadcasting OIBDA before impairment charges increased 64% to $840 million for 2010 from $513 million for 2009 and OIBDA before impairment charges margins increased to 30% in 2010 from 22% in 2009. These increases were primarily driven by the revenue growth, and lower programming and talent expenses due to expense reduction measures, partially offset by gains of $40 million recorded in 2009 from the sale and exchange of certain long-lived assets and higher restructuring charges in 2010. Restructuring charges of $25 million for 2010 reflect severance costs associated with the elimination of positions, and contract terminations and other associated costs. Local Broadcasting results included stock-based compensation of $20 million for 2010 and $21 million for 2009.

Dispositions

        In August 2010, the Company completed the sale of its television station in Norfolk, Virginia to Local TV Holdings, LLC, for $17 million, resulting in a pre-tax gain of $8 million included in "Other items, net" in the Consolidated Statement of Operations for the year ended December 31, 2010.

        On September 30, 2009, the Company completed the sale of four of its owned radio stations in Portland, Oregon to Alpha Broadcasting for $40 million. In connection with the sale, the Company recorded a pre-tax non-cash impairment charge of $32 million to reduce the carrying value of intangible assets and the allocated goodwill.

        On April 1, 2009, the Company completed a transaction with Clear Channel Communications, Inc. for the swap of five of its mid-size market stations in Baltimore, Portland, Sacramento and Seattle, for two radio stations in Houston, a top 10 radio market. On March 6, 2009, the Company completed the sale of three of its owned radio stations in Denver to Wilks Broadcasting for $20 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

        (Contributed 13% to consolidated revenues for each of the years ended December 31, 2011, 2010 and 2009.)

Year Ended December 31,	2011	2010	2009

Revenues	$1,894	$1,819	$1,723

OIBDA	$342	$263	$169
Depreciation and amortization	(235)	(249)	(266)

Operating income (loss)	$107	$14	$(97)

OIBDA as a % of revenues	18%	14%	10%
Operating income as a % of revenues	6%	1%	NM
Restructuring charges	$4	$26	$17
Capital expenditures	$66	$78	$91

NM—Not meaningful

2011 vs. 2010

        For 2011, Outdoor revenues increased 4% to $1.89 billion from $1.82 billion in 2010 reflecting further improvement in the outdoor advertising marketplace in the Americas (comprising North America and South America) and the favorable impact of foreign exchange rate changes. Revenues for the Americas increased 5% (4% in constant dollars) to $1.29 billion, reflecting growth in the U.S. billboards and displays businesses driven by rate increases. Revenues for Europe increased 3% to $608 million for 2011 primarily due to foreign exchange rate changes. In constant dollars, revenues for Europe decreased 2% reflecting weakness in the European economy. The favorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $33 million for 2011. Approximately 44% and 45% of Outdoor revenues were generated from regions outside the U.S. for 2011 and 2010, respectively.

        For 2011, Outdoor operating income increased $93 million to $107 million from $14 million in 2010. Outdoor OIBDA increased 30% to $342 million for 2011 from $263 million for 2010 and Outdoor OIBDA margins increased to 18% for 2011 from 14% for 2010. These increases were primarily driven by the revenue growth and decreased costs resulting from lower restructuring charges, the mix of more profitable contracts and the settlement of legal matters in 2011. Restructuring charges of $4 million for 2011 reflect severance costs. Outdoor results included stock-based compensation expense of $6 million for 2011 and $5 million for 2010.

        Due to the challenging advertising marketplace worldwide, certain transit contracts, including the London Underground contact, are operating at their minimum guarantee levels.

        Capital expenditures decreased $12 million to $66 million in 2011 from $78 million in 2010 principally reflecting decreased capital spending in Europe.

2010 vs. 2009

        For 2010, Outdoor revenues increased 6% to $1.82 billion from $1.72 billion for 2009 reflecting the improved advertising marketplace. Revenues for the Americas increased 10% (8% in constant dollars) to $1.23 billion, primarily reflecting stronger U.S. billboards and displays businesses driven by higher occupancy rates, the impact of new transit contracts, and increases in Canada. Revenues for Europe of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$592 million for 2010 remained relatively flat compared to 2009. In constant dollars, revenues for Europe increased 3% from 2009 reflecting revenue growth in the United Kingdom, Holland and Italy, partially offset by lower revenues in France. Revenues for Asia decreased $13 million to $2 million for 2010 reflecting the deconsolidation of Outdoor China. During the first quarter of 2010, the Company sold its controlling interest in Outdoor China, resulting in the deconsolidation of the operations and its subsequent treatment as an equity method investment. The unfavorable impact of foreign exchange rate changes on total Outdoor revenues was approximately $4 million for 2010. Approximately 45% and 47% of Outdoor revenues were generated from regions outside the U.S. for 2010 and 2009, respectively.

        For 2010, Outdoor reported operating income of $14 million versus an operating loss of $97 million for 2009. Outdoor OIBDA increased 56% to $263 million for 2010 from $169 million for 2009 and Outdoor OIBDA margins increased to 14% for 2010 from 10% for 2009. These increases were driven by the revenue growth as well as lower billboard lease, maintenance and display site costs from cost-savings initiatives and lost contracts, partially offset by costs for new transit contracts and higher restructuring charges. Restructuring charges of $26 million for 2010 primarily reflect severance costs associated with the elimination of positions in Europe. Outdoor results included stock-based compensation expense of $5 million for 2010 versus $6 million for 2009.

        Capital expenditures decreased $13 million to $78 million in 2010 from $91 million in 2009 principally reflecting decreased spending for transit contracts in the United Kingdom.

Corporate

        For 2011, corporate expenses increased 5% to $252 million from $239 million for 2010 primarily reflecting higher incentive compensation associated with the Company's improved operating results. For 2010, corporate expenses increased 44% to $239 million from $166 million for 2009 primarily reflecting the absence of the 2009 favorable impact from the termination of a real estate lease arrangement and higher incentive compensation. Corporate expenses included stock-based compensation expense of $60 million for 2011 and 2010, and $55 million for 2009.

Residual Costs

        Residual costs primarily include pension and postretirement benefits costs for plans retained by the Company for previously divested businesses. Residual costs were $75 million for 2011, $15 million for 2010 and $116 million for 2009. Comparability was impacted by settlements of $90 million in 2010 and $28 million in 2009 related to the favorable resolutions of certain disputes regarding previously disposed businesses. In addition, residual costs for 2011 and 2010 benefited from the favorable performance of pension plan assets in 2010 and 2009, as well as the pre-funding of the Company's pension plans during 2010 and 2009.

Financial Position

        Current assets increased by $148 million to $5.54 billion at December 31, 2011 from $5.40 billion at December 31, 2010, primarily due to an increase in cash and cash equivalents of $180 million. The allowance for doubtful accounts as a percentage of receivables decreased to 3.4% at December 31, 2011 compared with 3.9% at December 31, 2010, primarily due to the write-off of previously reserved receivables.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Net property and equipment of $2.51 billion at December 31, 2011 decreased by $184 million from $2.69 billion at December 31, 2010, primarily reflecting depreciation expense of $426 million and fixed asset dispositions, partially offset by capital expenditures of $265 million.

        Goodwill increased by $96 million to $8.62 billion at December 31, 2011 from $8.52 billion at December 31, 2010 primarily reflecting acquisitions of domestic and international internet businesses, partially offset by foreign currency translation adjustments.

        Intangible assets, principally consisting of FCC licenses, leasehold agreements and franchise agreements, decreased by $98 million to $6.53 billion at December 31, 2011 from $6.62 billion at December 31, 2010 due to amortization expense of $122 million, partially offset by intangible assets acquired in connection with the acquisitions of internet businesses.

        Pension and postretirement benefit obligations decreased by $147 million to $1.84 billion at December 31, 2011 from $1.99 billion at December 31, 2010, primarily reflecting pension contributions made during 2011, principally to pre-fund the Company's qualified plans, partially offset by actuarial losses resulting from the decrease in the discount rate and other changes to actuarial assumptions.

        Other liabilities decreased $143 million to $2.38 billion at December 31, 2011 from $2.52 billion at December 31, 2010, primarily reflecting decreases related to programming rights.

Cash Flows

        Cash and cash equivalents increased by $180 million for the year ended December 31, 2011, decreased by $237 million for the year ended December 31, 2010 and increased by $297 million for the year ended December 31, 2009. The changes in cash and cash equivalents were as follows:

Year Ended December 31,	2011	2010	2009

Cash provided by operating activities	$1,749	$1,735	$939
Cash used for investing activities	(389)	(368)	(249)
Cash used for financing activities	(1,180)	(1,604)	(393)

Net increase (decrease) in cash and cash equivalents	$180	$(237)	$297

        Operating Activities.    In 2011, cash provided by operating activities increased $14 million to $1.75 billion from $1.74 billion in 2010 principally driven by growth in operating income and lower interest payments, partially offset by higher contributions to the Company's qualified pension plans and lower contributions from changes in working capital. Working capital reflected a use of cash in 2011, principally due to the timing of collections from television licensing arrangements, and a source of cash in 2010 mainly from the Super Bowl telecast on the CBS Television Network.

        In 2010, cash provided by operating activities increased $796 million to $1.74 billion from $939 million in 2009 principally reflecting higher operating income, the timing of programming payments and a $150 million reduction to amounts outstanding under the company's accounts receivable securitization program during 2009. These increases were partially offset by higher payments for taxes and higher discretionary contributions to pre-fund the Company's qualified pension plans. On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets and as a result, decreases to the accounts receivable securitization program during 2010 are reflected as cash flows used for financing activities.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company made pension contributions of $410 million in 2011, $167 million in 2010 and $20 million in 2009, principally to pre-fund its qualified plans.

        Cash paid for income taxes was $235 million for 2011, $248 million for 2010 and $56 million for 2009. The decrease in cash taxes for 2011 was driven by tax benefits from funding the Company's qualified pension plans and the exercise and vesting of stock-based compensation, partially offset by higher tax payments associated with an increase in taxable income. The increase in cash taxes for 2010 reflects higher taxable income and the impact of refunds received during 2009 resulting from the filing of income tax returns for prior years.

        Investing Activities.    In 2011, cash used for investing activities of $389 million principally reflected capital expenditures of $265 million, investments in investee companies of $79 million, principally reflecting investment in The CW and international television ventures, and payment for acquisitions of $75 million, primarily for internet businesses, partially offset by proceeds from dispositions of $22 million. In 2010, cash used for investing activities of $368 million principally reflected capital expenditures of $284 million and investments in investee companies of $90 million, principally reflecting investment in The CW and international television ventures, partially offset by proceeds from dispositions of $18 million, primarily from the sale of a television station. In 2009, cash used for investing activities of $249 million principally reflected capital expenditures of $262 million, investments in investee companies of $56 million, principally reflecting investment in The CW, and purchases of marketable securities of $36 million, partially offset by proceeds from dispositions of $131 million, primarily from the sales of radio stations and certain long-lived assets of the Local Broadcasting segment.

        Capital expenditures were $265 million in 2011, $284 million in 2010 and $262 million in 2009. For 2012, capital expenditures are anticipated to be at similar levels as the prior three years.

        Financing Activities.    In 2011, cash used for financing activities of $1.18 billion principally reflected the repurchase of CBS Corp. Class B Common Stock for $1.01 billion under the Company's share repurchase program, dividend payments of $206 million and the payment of employee payroll taxes in lieu of issuing shares for restricted stock unit vests of $82 million, partially offset by proceeds from the exercise of stock options of $72 million and the excess tax benefit from stock-based compensation of $72 million. For 2010, cash used for financing activities of $1.60 billion principally reflected the repayment of notes and debentures of $2.13 billion, a $400 million reduction to amounts outstanding under the account receivable securitization program and dividend payments of $142 million, partially offset by proceeds from the issuance of notes of $1.09 billion. In 2009, cash used for financing activities of $393 million principally reflected the repayment of senior debt of $1.01 billion and dividend payments of $297 million, partially offset by proceeds from the issuance of notes of $973 million.

Dividends

        On February 23, 2012, the Company announced a quarterly cash dividend of $.10 per share on its Class A and Class B Common Stock, payable on April 1, 2012. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2011, 2010 and 2009, resulting in total annual dividends of $237 million, $139 million and $136 million, respectively. During 2011, the Company increased its quarterly cash dividend from $.05 to $.10, beginning with the dividend paid in the third quarter. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Share Repurchase Program

        During 2011, the Company repurchased 42.2 million shares of CBS Corp. Class B Common Stock for $1.02 billion under its share repurchase program, on a trade date basis. At December 31, 2011, there was $1.98 billion of authorization remaining under the repurchase program, which the Company expects to use by the end of 2013, subject to market conditions.

Capital Structure

At December 31,	2011	2010

Senior debt (4.30% – 8.875% due 2012 – 2056)	$5,925	$5,929
Other notes	—	2
Obligations under capital leases	78	90

Total debt (a)	6,003	6,021
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	5,982	6,000
Less current portion	24	27

Total long-term debt from continuing operations, net of current portion	$5,958	$5,973

(a)
At December 31, 2011 and December 31, 2010, the senior debt balances included (i) a net unamortized premium of $4 million and $1 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $75 million and $83 million, respectively. The face value of the Company's total debt was $5.92 billion at December 31, 2011 and $5.94 billion at December 31, 2010.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        Total debt of $6.00 billion at December 31, 2011 and $6.02 billion at December 31, 2010 was 38% as a percentage of the total capitalization of the Company.

        The senior debt of CBS Corp., is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., has no guarantor.

        At December 31, 2011, the Company classified $490 million of senior notes and debentures maturing in August 2012 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

        For the year ended December 31, 2010, debt issuances, redemptions and repurchases were as follows:

Debt Issuances

  October 2010, $300 million 4.30% senior notes due 2021
  October 2010, $300 million 5.90% senior notes due 2040
  April 2010, $500 million 5.75% senior notes due 2020

Debt Redemptions

  $544 million 6.625% senior notes due 2011
  $415 million 7.70% senior notes due 2010
  $335 million 7.25% senior notes due 2051

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Debt Repurchases

  $400 million 6.625% senior notes due 2011, through a tender offer
  $98 million 8.625% debentures due 2012, through tender offers
  $252 million 5.625% senior notes due 2012, through tender offers
  $6 million 6.625% senior notes due 2011
  $19 million 5.50% senior debentures due 2033

        These redemptions and repurchases resulted in a pre-tax loss on early extinguishment of debt of $81 million for the year ended December 31, 2010.

        At December 31, 2011, the Company's scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

	2012	2013	2014	2015	2016	2017 and Thereafter

Long-term debt	$490	$—	$499	$—	$200	$4,657

Credit Facility

        At December 31, 2011, the Company had a $2.0 billion revolving credit facility which expires in December 2015 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the U.S. or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At December 31, 2011, the Company's Consolidated Leverage Ratio was approximately 1.8x and Consolidated Coverage Ratio was approximately 7.8x.

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

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2011, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At December 31, 2011, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Accounts Receivable Securitization Program

        The Company participated in a revolving accounts receivable securitization program, prior to the end of the first quarter of 2010, which provided for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program to zero from $400 million at December 31, 2009 and terminated the program.

        On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, the decrease to the accounts receivable securitization program of $400 million during 2010 is reflected as cash flows used for financing activities and the decrease of $150 million during 2009 is reflected as cash flows used for operating activities under previous FASB guidance.

        During the period before the termination of the program in 2010 and for the year ended December 31, 2009, proceeds from collections of securitized accounts receivables of $263 million and $1.47 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $1 million for 2010 and $7 million for the year ended December 31, 2009.

Liquidity and Capital Resources

        The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.98 billion of remaining availability at December 31, 2011, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations

        As of December 31, 2011 the Company's significant contractual obligations, including payments due by period were as follows:

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	2017 and thereafter

Programming and talent commitments (a)	$16,913	$2,762	$3,400	$2,863	$7,888
Guaranteed minimum franchise payments (b)	1,358	416	615	233	94
Purchase obligations (c)	807	313	343	74	77
Operating leases (d)	2,237	320	520	403	994
Other long-term contractual obligations (e)	1,031	—	850	140	41
Long-term debt obligations (f)	5,846	490	499	200	4,657
Interest commitments on long-term debt (g)	6,204	394	723	650	4,437
Capital lease obligations (including interest) (h)	96	22	25	18	31

Total	$34,492	$4,717	$6,975	$4,581	$18,219

(a)
Programming and talent commitments of the Company primarily include $12.90 billion for sports programming rights, $3.22 billion relating to television, radio, and film production and licensing and $796 million for talent contracts.

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

(d)
Consists of long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. Total future minimum payments of $2.24 billion include $879 million for Outdoor billboards.

(e)
Long-term contractual obligations recorded on the Company's Consolidated Balance Sheet including program liabilities, participations due to producers and residuals.

(f)
Long-term debt obligations are presented at face value, including discontinued operations debt.

(g)
Future interest based on scheduled debt maturities, excluding capital leases.

(h)
Includes capital leases for satellite transponders.

        The table above excludes future contributions to the Company's pension plans and $195 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and periods in which cash payments relating to these items are expected to occur. In 2012, the Company expects to contribute approximately $55 million primarily to its non-qualified pension plans to satisfy the benefit payments due under these plans. The Company, at its discretion, may make additional contributions in 2012 to pre-fund its qualified pension plans. Also in 2012, the Company expects to contribute approximately $70 million to its other postretirement benefit plans, to satisfy the Company's portion of benefit payments due under these plans.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Off-Balance Sheet Arrangements

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2011, the outstanding letters of credit and surety bonds approximated $389 million and were not recorded on the Consolidated Balance Sheet.

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

        Goodwill—Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. For its annual impairment test performed in the fourth quarter of 2011 the Company early adopted amended FASB guidance which permits the Company to choose to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. For 2011, the Company performed this qualitative assessment for six reporting units that each had an estimated fair value for the 2010 annual impairment test that was in excess of its carrying value by 20% or more. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units' carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry during 2011, where applicable. The Company concluded that each of the reporting unit specific and industry factors had either a positive or neutral impact on the fair value of each of the reporting units. The Company also determined that macroeconomic factors during 2011 did not have a significant impact on the discount rates and growth rates used for the 2010 annual impairment tests. Based on the qualitative assessment, the Company concluded that for these six reporting units, performing the two-step impairment test was unnecessary and no impairment charge was required for 2011.

        The Company performed the first step of the goodwill impairment test for the remaining three reporting units. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. If the carrying value of the reporting unit exceeds its fair value, the second step of the test requires the Company to then compare the implied fair value of that reporting unit's goodwill with the carrying value of its goodwill to determine the amount of impairment charge, if any. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows ("Discounted Cash Flow Method") and both the traded and transaction values of comparable businesses ("Market Comparable Method"). For 2011, the Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method adds

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company's internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections, and for 2011 was between 2.0% and 3.0%. The discount rates, which for 2011 ranged from 8.5% to 10.0%, are determined based on the average of the weighted average cost of capital of comparable entities. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market or a decrease in audience acceptance of programming, could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such a charge could have a material effect on the consolidated statement of operations and balance sheet.

        Based on the 2011 annual impairment test, the Company concluded that the fair value of each of the three reporting units for which the Company performed the first step of the goodwill impairment test exceeded their respective carrying values. The individual carrying values of the following reporting units were within 10% of their respective estimated fair values:

		Significant Assumptions
Reporting Unit	Reporting Unit Fair Value in Excess of Carrying Value	Perpetual Nominal Growth Rate	Discount Rate

CBS Interactive	9%	3.0%	10.0%
CBS Radio	9%	2.0%	8.5%

        At December 31, 2011 the carrying value of goodwill for the CBS Interactive and CBS Radio reporting units was $974 million and $1.89 billion, respectively. An increase to the discount rates of 60 basis points and 65 basis points for Interactive and Radio, respectively, or a decrease to the perpetual nominal growth rates of 105 basis points and 95 basis points for Interactive and Radio, respectively, assuming no changes to other factors, would cause the fair values of these reporting units to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge.

        FCC Licenses—FCC licenses are tested for impairment at the geographic market level by comparing the fair value of the intangible asset by geographic market with its carrying value. The Company considers each geographic market, which is comprised of all of the Company's radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method ("Greenfield Method"), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station's

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. In order to estimate the revenues of a start-up station, the total market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are similarly estimated based on industry-average data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry.

        The discount rates and perpetual nominal growth rates used for each television and radio station for 2011 were as follows:

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

        Based on the 2011 annual impairment test, the estimated fair value of the FCC licenses in each radio and television market exceeded their respective carrying values and therefore no impairment charge was necessary. However, three radio markets, which had an aggregate carrying value of FCC licenses of $323 million, were each within 5% of their respective estimated fair value, and six radio markets, which had an aggregate carrying value of FCC licenses of $1.20 billion, were each within 10% of their respective estimated fair value. Additionally, one television market, which had an aggregate carrying value of FCC licenses of $74 million, was within 5% of its estimated fair value. In each of the remaining radio and television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values at December 31, 2011 by more than 10%. A downward revision to the present value of future cash flows could result in impairment and a non-cash charge would be required. Such a charge could have a material effect on the Company's Consolidated Statement of Operations and Consolidated Balance Sheet.

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

Pensions

        Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the weighted average yield on portfolios of high quality bonds, constructed to provide cash flows necessary to meet each of the Company's pension plans' expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2011, the unrecognized actuarial losses increased from the prior year end due primarily to a decrease in the discount rate as well as changes in other actuarial assumptions. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. A 25 basis point change in the discount rate will result in an estimated change to the projected benefit obligation of approximately $100 million and will not have a material impact on the 2012 pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $9 million in 2012 pension expense.

Income Taxes

        The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. When recording the worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. During 2011 and 2010, the Company recognized tax benefits of $6 million and $28 million, respectively, related to the net impact of the settlement of certain prior year tax audits. For positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $195 million at December 31, 2011 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Legal Matters

        Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. On May 24, 2011, the court granted the motion to dismiss and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit.

        CBS Outdoor and London Underground Actions.    Beginning in 2010, CBS Outdoor Limited filed legal proceedings and claims against London Underground Limited with respect to disputes arising under the 2006 transit contract between the parties, and London Underground Limited filed counterclaims with respect to its claims. In December 2011, the parties entered into a settlement agreement resolving these matters, which is not material to the Company's consolidated financial statements. CBS Outdoor Limited continues to operate the London Underground advertising concession.

        E-books Actions.    Commencing on August 9, 2011, purported class action complaints have been filed in the United States District Court for the Southern District of New York and the United States District Court for the Northern District of California regarding the sale of electronic books pursuant to agency distribution arrangements. On August 16, 2011, a motion was filed with the United States Judicial Panel on Multidistrict Litigation (the "MDL Panel") by certain parties seeking to consolidate these actions for pre-trial proceedings in one venue. On December 9, 2011, the MDL Panel issued an order consolidating the actions in the United States District Court for the Southern District of New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. The plaintiffs, electronic book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of electronic books pursuant to agency distribution arrangements between each of the publishers and electronic book retailers. The actions generally seek multiple forms of damages for the purchase of electronic books and injunctive and other relief. Simon & Schuster intends to vigorously defend itself in these actions. In addition, certain federal and state governmental entities in the United States and the competition authority in the European Community are conducting competition

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

investigations of agency distribution arrangements in this industry and Simon & Schuster is cooperating with these competition investigations.

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

        In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing. On April 21, 2011, the FCC filed a combined petition for certiorari seeking review of the Second Circuit's decision in this case and also in an indecency case involving a broadcast on another television network. On June 27, 2011, the United States Supreme Court granted the FCC's petition for certiorari. On January 10, 2012, the United States Supreme Court heard oral argument in these cases.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2011, the Company had pending approximately 50,090 asbestos claims, as compared with approximately 52,220 as of December 31, 2010 and 62,360 as of December 31, 2009. During 2011, the Company received approximately 4,410 new claims and closed or moved to an inactive docket approximately 6,540 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2011 and 2010 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $33 million and $14 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

        At December 31, 2011, the notional amount of all foreign currency contracts was $151 million which represents hedges of expected foreign currency cash flows. At December 31, 2010, the notional amount of all foreign currency contracts was $114 million, of which $2 million related to the hedging of future production costs and $112 million represented hedges of expected foreign currency cash flows.

Interest Rate Risk

        All of the Company's long-term debt has been issued under fixed interest rate agreements. During 2009, the Company entered into fixed-to-floating rate swap agreements for a portion of its debt, which were designated as fair value hedges. Gains or losses on interest rate swaps were recorded as a change in the carrying value of the debt attributable to the risk being hedged. During the fourth quarter of 2009, the Company settled all of its interest rate swaps outstanding. The Company did not have any interest rate swaps outstanding during 2011 or 2010.

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

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2011 or 2010, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. See Item 1A. "Risk Factors" in Part I of this report for additional information on the Company's relationship with NAI and Viacom Inc. At December 31, 2011, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

        Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $255 million, $262 million and $243 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $23 million, $27 million and $23 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets.

At December 31,	2011	2010

Amounts due from Viacom Inc.
Receivables	$102	$104
Other assets (Receivables, noncurrent)	198	252

Total amounts due from Viacom Inc.	$300	$356

Amounts due to Viacom Inc.
Accounts payable	$3	$5
Program rights	2	4
Other liabilities (Program rights, noncurrent)	—	1

Total amounts due to Viacom Inc.	$5	$10

        Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $133 million, $145 million and $132 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company, through the normal course of business, is involved in other transactions with related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

Goodwill Impairment Testing

        During the fourth quarter of 2011, the Company early adopted amended FASB guidance on goodwill impairment testing. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

Disclosures about an Employer's Participation in a Multiemployer Plan

        During the fourth quarter of 2011, the Company adopted amended FASB guidance which requires separate disclosures about an employer's participation in multiemployer pension plans and multiemployer other postretirement benefit plans as well as enhanced disclosures about multiemployer pension plans.

Comprehensive Income

        During the fourth quarter of 2011, the Company early adopted amended FASB guidance on the presentation of comprehensive income. Under this guidance, the components of net income and the components of other comprehensive income must be presented either in a single continuous statement or in two separate but consecutive statements. Upon adoption, the Company elected to present two separate consecutive statements.

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

Recent Pronouncements

Disclosures about Offsetting Assets and Liabilities

        In December 2011, the FASB issued guidance which requires disclosure of both gross and net information about financial instruments and derivative instruments eligible for offset in the balance sheet as well as financial instruments and derivative instruments subject to a master netting arrangement regardless of whether they are offset. The adoption of this guidance, which is effective for reporting periods beginning January 1, 2013, is not expected to have a material effect on the Company's consolidated financial statements.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION
By:	/s/ LESLIE MOONVES Leslie Moonves President Chief Executive Officer
By:	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President Chief Financial Officer
By:	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CBS Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for transfers of financial assets in 2010.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 23, 2012

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2011		2010		2009

Revenues		$14,245		$14,060		$13,015

Expenses:
Operating		8,367		8,985		8,700
Selling, general and administrative		2,755		2,615		2,488
Restructuring charges (Note 3)		46		81		23
Impairment charges (Note 2)		—		—		210
Depreciation and amortization		548		563		583

Total expenses		11,716		12,244		12,004

Operating income		2,529		1,816		1,011
Interest expense		(436)		(529)		(542)
Interest income		7		6		6
Loss on early extinguishment of debt (Note 7)		—		(81)		(30)
Other items, net		(17)		10		(2)

Earnings before income taxes and equity in loss of investee companies		2,083		1,222		443
Provision for income taxes		(755)		(463)		(183)
Equity in loss of investee companies, net of tax		(37)		(35)		(33)

Net earnings from continuing operations		1,291		724		227

Discontinued operations (Note 1):
Earnings from discontinued operations before income taxes		23		—		—
Provision for income taxes		(9)		—		—

Net earnings from discontinued operations		14		—		—

Net earnings		$1,305		$724		$227

Basic net earnings per common share:
Net earnings from continuing operations		$1.94		$1.07		$.34
Net earnings from discontinued operations		$.02		$—		$—
Net earnings		$1.97		$1.07		$.34
Diluted net earnings per common share:
Net earnings from continuing operations		$1.90		$1.04		$.33
Net earnings from discontinued operations		$.02		$—		$—
Net earnings		$1.92		$1.04		$.33
Weighted average number of common shares outstanding:
Basic		664		679		674
Diluted		681		694		683
Dividends per common share	$	..35	$	..20	$	..20

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2011	2010	2009

Net earnings	$1,305	$724	$227

Other Comprehensive Income (Loss), net of tax:
Cumulative translation adjustments	(6)	3	73
Net actuarial gain (loss) and prior service cost (Note 12)	(147)	105	137
Unrealized gain on securities	—	2	1

Total Other Comprehensive Income (Loss), net of tax	(153)	110	211

Total Comprehensive Income	$1,152	$834	$438

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$660	$480
Receivables, less allowances of $114 (2011) and $131 (2010)	3,254	3,248
Programming and other inventory (Note 4)	735	751
Deferred income tax assets, net (Note 11)	319	303
Prepaid income taxes	10	45
Prepaid expenses	213	212
Other current assets	343	351
Current assets of discontinued operations	9	5

Total current assets	5,543	5,395

Property and equipment:
Land	329	329
Buildings	714	709
Capital leases	200	197
Advertising structures	2,069	2,073
Equipment and other	2,022	2,012

	5,334	5,320
Less accumulated depreciation and amortization	2,824	2,626

Net property and equipment	2,510	2,694

Programming and other inventory (Note 4)	1,496	1,365
Goodwill (Note 2)	8,620	8,524
Intangible assets (Note 2)	6,526	6,624
Other assets	1,434	1,469
Assets of discontinued operations	68	72

Total Assets	$26,197	$26,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$410	$439
Accrued expenses	634	613
Accrued compensation	403	408
Participants' share and royalties payable	938	943
Program rights	577	601
Deferred revenues	253	292
Current portion of long-term debt (Note 7)	24	27
Other current liabilities	682	686
Current liabilities of discontinued operations	12	17

Total current liabilities	3,933	4,026

Long-term debt (Note 7)	5,958	5,973
Participants' share and royalties payable	975	901
Pension and postretirement benefit obligations (Note 12)	1,839	1,986
Deferred income tax liabilities, net (Note 11)	1,025	715
Other liabilities	2,376	2,519
Liabilities of discontinued operations	183	202
Commitments and contingencies (Note 13)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 44 (2011 and 2010) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 769 (2011) and 757 (2010) shares issued	1	1
Additional paid-in capital	43,395	43,443
Accumulated deficit	(28,343)	(29,648)
Accumulated other comprehensive loss (Note 1)	(439)	(286)

	14,614	13,510
Less treasury stock, at cost; 162 (2011) and 120 (2010) Class B Shares	4,706	3,689

Total Stockholders' Equity	9,908	9,821

Total Liabilities and Stockholders' Equity	$26,197	$26,143

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2011	2010	2009

Operating Activities:
Net earnings	$1,305	$724	$227
Less: Net earnings from discontinued operations	14	—	—

Net earnings from continuing operations	1,291	724	227
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	548	563	583
Impairment charges	—	—	210
Deferred tax provision	452	276	217
Stock-based compensation	140	136	136
Loss on early extinguishment of debt	—	81	30
Net loss (gain) on dispositions and write-down of assets	17	(18)	(14)
Equity in loss of investee companies, net of tax and distributions	50	35	36
Decrease to accounts receivable securitization program (Note 7)	—	—	(150)
Amortization of deferred financing costs	13	16	8
Change in assets and liabilities, net of investing and financing activities
Increase in receivables	(4)	(13)	(54)
(Increase) decrease in inventory and related program and participation liabilities, net	(159)	121	(110)
Decrease in other assets	36	120	54
(Decrease) increase in accounts payable and accrued expenses	(134)	3	(335)
(Decrease) increase in pension and postretirement benefit obligations	(380)	(118)	92
Decrease in income taxes	(26)	(77)	(89)
(Decrease) increase in deferred revenue	(91)	(87)	85
Other, net	(4)	(27)	13

Net cash flow provided by operating activities	1,749	1,735	939

Investing Activities:
Acquisitions, net of cash acquired	(75)	(11)	(26)
Capital expenditures	(265)	(284)	(262)
Investments in and advances to investee companies	(79)	(90)	(56)
Purchases of marketable securities	—	—	(36)
Proceeds from dispositions	22	18	131
Other investing activities	8	(1)	—

Net cash flow used for investing activities	(389)	(368)	(249)

Financing Activities:
Proceeds from issuance of notes	—	1,094	973
Repayment of notes and debentures	—	(2,126)	(1,008)
Payment of capital lease obligations	(19)	(16)	(16)
Dividends	(206)	(142)	(297)
Purchase of Company common stock	(1,012)	—	—
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(82)	(37)	(19)
Proceeds from exercise of stock options	72	7	—
Excess tax benefit from stock-based compensation	72	16	1
Decrease to accounts receivable securitization program (Note 7)	—	(400)	—
Other financing activities	(5)	—	(27)

Net cash flow used for financing activities	(1,180)	(1,604)	(393)

Net increase (decrease) in cash and cash equivalents	180	(237)	297
Cash and cash equivalents at beginning of year	480	717	420

Cash and cash equivalents at end of year	$660	$480	$717

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Year Ended December 31,
	2011		2010		2009

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	44	$—	52	$—	58	$—
Conversion of A shares into B shares	—	—	(8)	—	(6)	—

Balance, end of year	44	—	44	—	52	—

Class B Common Stock:
Balance, beginning of year	757	1	743	1	733	1
Conversion of A shares into B shares	—	—	8	—	6	—
Issuance of stock for RSU and restricted share vests	9	—	7	—	7	—
Exercise of stock options	7	—	1	—	—	—
Retirement of Treasury Stock	(4)	—	(2)	—	(3)	—

Balance, end of year	769	1	757	1	743	1

Additional Paid-In Capital:
Balance, beginning of year		43,443		43,479		43,495
Stock-based compensation		135		133		132
Tax benefits related to employee stock-based transactions		64		1		7
Exercise of stock options		72		7		—
Retirement of Treasury Stock		(82)		(38)		(19)
Dividends		(237)		(139)		(136)

Balance, end of year		43,395		43,443		43,479

Accumulated Deficit:
Balance, beginning of year		(29,648)		(30,372)		(30,599)
Net earnings		1,305		724		227

Balance, end of year		(28,343)		(29,648)		(30,372)

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(286)		(396)		(607)
Other comprehensive income (loss)		(153)		110		211

Balance, end of year		(439)		(286)		(396)

Treasury Stock, at cost:
Balance, beginning of year	120	(3,689)	120	(3,693)	120	(3,693)
Class B Common Stock purchased	42	(1,019)	—	—	—	—
Shares paid for tax withholding for stock-based compensation	4	(82)	2	(38)	3	(19)
Issuance of stock for deferred compensation	—	2	—	4	—	—
Retirement of Treasury Stock	(4)	82	(2)	38	(3)	19

Balance, end of year	162	(4,706)	120	(3,689)	120	(3,693)

Total Stockholders' Equity		$9,908		$9,821		$9,019

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

        Television and theatrical film production costs (which include direct production costs, production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. The Company then estimates total revenues to be earned and costs to be incurred throughout the life of each television program or theatrical film. For television programming, estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market. Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode by

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

episode basis. Estimates for all secondary market revenues such as domestic and foreign syndication, basic cable, digital streaming, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming once it can be demonstrated that a program can be successfully licensed in such secondary market. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized, and estimated liabilities for participations are accrued, based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. The costs incurred in acquiring television programs are capitalized when the program is accepted and available for airing and expensed over the period in which an economic benefit is expected to be derived. Lifetime revenues estimates for internally produced television programming and theatrical films, and the estimated economic benefit for the acquired programming are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for participations.

        Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings	20 to 40 years
Leasehold Improvements	Shorter of lease term or useful life
Advertising Structures	5 to 20 years
Equipment and other (including capital leases)	3 to 20 years

        Depreciation expense, including capitalized lease amortization, was $426 million (2011), $433 million (2010) and $449 million (2009). Amortization expense related to capital leases was $19 million (2011) and $18 million (2010 and 2009). Accumulated amortization of capital leases was $132 million at December 31, 2011 and $116 million at December 31, 2010.

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

        Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are generally one level below the Company's operating segments. Intangible assets with finite lives, which primarily consist of leasehold and franchise agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 4 to 40 years. Goodwill and other intangible assets with

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

indefinite lives, which consist primarily of FCC licenses and certain trade names, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge.

        Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, program rights obligations, deferred compensation and other employee benefit accruals.

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

        During 2011, the Company reached favorable resolutions of certain contingencies related to its previously disposed businesses which are accounted for as discontinued operations. As a result, a pre-tax gain of $23 million ($14 million, net of tax) was recorded in discontinued operations for the reversal of related accruals.

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

        Revenues from the licensing of television programming are recognized in the period that the television series is made available to the licensee, which may cause fluctuations in operating results. Television series initially produced for networks and first-run syndication are generally licensed to domestic and international markets concurrently. The more successful network series are later licensed to television stations, cable networks, certain additional international markets and for digital streaming. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Estimates for all secondary market revenues such as domestic and foreign syndication, basic cable, digital streaming, home entertainment and merchandising are not included in the estimated lifetime revenues of a television series until it is demonstrated that the program can be successfully licensed in such secondary market.

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

        Deferred revenues primarily consist of revenues related to advertising arrangements and the licensing of television programming for which the revenues have not yet been earned. The amounts classified as current are expected to be earned within the next twelve months.

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

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $400 million (2011), $434 million (2010) and $314 million (2009).

        Interest—Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of its related debt. The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued and recognized over the life of the agreements as an adjustment to interest expense.

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

        Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers. The provision for doubtful accounts charged to expense was $30 million (2011), $43 million (2010) and $47 million (2009).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs"), market-based performance share units ("PSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the years ended December 31, 2011, 2010 and 2009, stock options to purchase 21 million, 31 million and 32 million shares of Class B Common Stock, respectively, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2011	2010	2009

(in millions)
Weighted average shares for basic EPS	664	679	674
Dilutive effect of shares issuable under stock-based compensation plans	17	15	9

Weighted average shares for diluted EPS	681	694	683

        Comprehensive Income (Loss)—The components of other comprehensive income (loss) are net of the following tax (provision) benefit for the years ended December 31, 2011, 2010 and 2009: $78 million, $39 million and $(89) million, respectively, for net actuarial gain (loss) and prior service cost related to pension and other postretirement benefits plans and $.1 million, $(.3) million, and $(1.0) million, respectively, for unrealized gain (loss) on securities.

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)

At December 31, 2008	$301	$(907)	$(1)	$(607)
2009 Activity	73	137	1	211

At December 31, 2009	374	(770)	—	(396)
2010 Activity	3	105	2	110

At December 31, 2010	377	(665)	2	(286)
2011 Activity	(6)	(147)	—	(153)

At December 31, 2011	$371	$(812)	$2	$(439)

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

        The following table summarizes the Company's stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009.

Year Ended December 31,	2011	2010	2009

RSUs, PSUs and restricted shares	$100	$103	$105
Stock options and equivalents	40	33	31

Stock-based compensation expense, before income taxes	140	136	136
Related tax benefit	(54)	(54)	(54)

Stock-based compensation expense, net of tax benefit	$86	$82	$82

        Company Common Stock Held by Subsidiaries—Certain wholly owned subsidiaries of the Company hold 179 million shares of CBS Corp. Class B Common Stock, of which 47 million shares were repurchased shares and 132 million shares were issued by the Company to wholly owned subsidiaries. The 47 million repurchased shares are reflected as treasury shares and the 132 million issued shares are eliminated in consolidation.

Adoption of New Accounting Standards

Goodwill Impairment Testing

        During the fourth quarter of 2011, the Company early adopted the Financial Accounting Standards Board's ("FASB") amended guidance on goodwill impairment testing. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. (See Note 2.)

Disclosures about an Employer's Participation in a Multiemployer Plan

        During the fourth quarter of 2011, the Company adopted amended FASB guidance which requires separate disclosures about an employer's participation in multiemployer pension plans and multiemployer other postretirement benefit plans as well as enhanced disclosures about multiemployer pension plans. (See Note 12.)

Comprehensive Income

        During the fourth quarter of 2011, the Company early adopted amended FASB guidance on the presentation of comprehensive income. Under this guidance, the components of net income and the components of other comprehensive income must be presented either in a single continuous statement or in two separate but consecutive statements. Upon adoption, the Company elected to present two separate consecutive statements.

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

Recent Pronouncements

Disclosures about Offsetting Assets and Liabilities

        In December 2011, the FASB issued guidance which requires disclosure of both gross and net information about financial instruments and derivative instruments eligible for offset in the balance sheet as well as financial instruments and derivative instruments subject to a master netting arrangement regardless of whether they are offset. The adoption of this guidance, which is effective for reporting periods beginning January 1, 2013, is not expected to have a material effect on the Company's consolidated financial statements.

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

2) GOODWILL AND INTANGIBLES

        The Company performs an annual fair value-based impairment test of goodwill and intangible assets with indefinite lives, primarily comprised of FCC licenses, during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. The Company early adopted the FASB's amended guidance on goodwill impairment testing for its annual impairment test performed in the fourth quarter of 2011. Under this guidance, the Company may choose to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. For 2011, the Company performed this qualitative assessment for six reporting units that each had an estimated fair value for the 2010 annual impairment test that was in excess of its carrying value by 20% or more. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units' carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry during 2011, where applicable. The Company concluded that each of the

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

reporting unit specific and industry factors had either a positive or neutral impact on the fair value of each of the reporting units. The Company also determined that macroeconomic factors did not have a significant impact on the discount rates and growth rates used for the 2010 annual impairment tests. Based on the qualitative assessment, the Company concluded that for these six reporting units, performing the two-step impairment test was unnecessary and no impairment charge was required for 2011.

        The Company performed the first step of the goodwill impairment test for the remaining three reporting units. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. If the carrying value of the reporting unit exceeds its fair value, the second step of the test requires the Company to then compare the implied fair value of that reporting unit's goodwill with the carrying value of its goodwill to determine the amount of impairment charge, if any.

        The estimated fair value of each reporting unit for which step one of the impairment test is performed is computed based upon the present value of future cash flows ("Discounted Cash Flow Method") and both the traded and transaction values of comparable businesses ("Market Comparable Method"). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method includes the Company's assumptions for growth rates, operating margins and capital expenditures for the projection period plus the residual value of the business at the end of the projection period. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company's internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections, and for 2011 was between 2.0% and 3.0%. The discount rates, which for 2011 ranged from 8.5% to 10.0%, are determined based on the average of the weighted average cost of capital of comparable entities. Based on the 2011 annual impairment test, for each of the three reporting units for which the Company performed the first step of the impairment test, the estimated fair values exceeded the respective carrying values and therefore no impairment charge was required.

        FCC licenses are tested for impairment at the geographic market level by comparing the fair value of the intangible asset by market with its carrying value. The Company considers each geographic market, which is comprised of all of the Company's radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method ("Greenfield Method"), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station's operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. In order to estimate the revenues of a start-up station, the total market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are similarly estimated based on industry-average data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry. For each television station and radio station, the discount rates used for 2011 were

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8.0% and 8.5%, respectively, and the perpetual nominal growth rates used were 2.5% and 2.0%, respectively.

        Based on the 2011 annual impairment test of the Company's indefinite-lived intangible assets, the estimated fair values exceeded the respective carrying values and therefore no impairment charge was required.

        Based on the 2010 annual impairment test, the estimated fair value of each of the Company's reporting units and indefinite-lived intangible assets exceeded the respective carrying values and therefore no impairment charge was required.

        During 2009, as a result of the Company's annual impairment test of FCC licenses, the Company recorded a pre-tax non-cash impairment charge of $178 million at the Local Broadcasting segment to reduce the carrying value of FCC licenses in certain radio markets. This impairment resulted from reductions in projections for advertising revenues due to a weakened radio advertising marketplace.

        Also in 2009, in connection with the sale of certain of its radio stations, the Company recorded a pre-tax non-cash impairment charge of $32 million to reduce the carrying value of FCC licenses by $21 million and the allocated goodwill by $11 million.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2011 and 2010, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2010	Acquisitions (a)	Dispositions	Other (b)	Balance at December 31, 2011

Entertainment:
Goodwill	$9,352	$107	$—	$(3)	$9,456
Accumulated impairment losses	(6,294)	—	—	—	(6,294)

Goodwill, net of impairment	3,058	107	—	(3)	3,162

Cable Networks:
Goodwill	480	—	—	—	480
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	480	—	—	—	480

Publishing:
Goodwill	407	—	—	—	407
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	407	—	—	—	407

Local Broadcasting:
Goodwill	23,466	—	—	—	23,466
Accumulated impairment losses	(20,816)	—	—	—	(20,816)

Goodwill, net of impairment	2,650	—	—	—	2,650

Outdoor:
Goodwill	11,818	—	—	(8)	11,810
Accumulated impairment losses	(9,889)	—	—	—	(9,889)

Goodwill, net of impairment	1,929	—	—	(8)	1,921

Total:
Goodwill	45,523	107	—	(11)	45,619
Accumulated impairment losses	(36,999)	—	—	—	(36,999)

Goodwill, net of impairment	$8,524	$107	$—	$(11)	$8,620

(a)
Reflects acquisitions of internet businesses.

(b)
Primarily includes foreign currency translation adjustments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at December 31, 2009	Acquisitions	Dispositions	Other (a)	Balance at December 31, 2010

Entertainment:
Goodwill	$9,392	$—	$—	$(40)	$9,352
Accumulated impairment losses	(6,294)	—	—	—	(6,294)

Goodwill, net of impairment	3,098	—	—	(40)	3,058

Cable Networks:
Goodwill	480	—	—	—	480
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	480	—	—	—	480

Publishing:
Goodwill	416	—	—	(9)	407
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	416	—	—	(9)	407

Local Broadcasting:
Goodwill	23,593	4	(76)	(55)	23,466
Accumulated impairment losses	(20,887)	—	71	—	(20,816)

Goodwill, net of impairment	2,706	4	(5)	(55)	2,650

Outdoor:
Goodwill	11,871	—	(16)	(37)	11,818
Accumulated impairment losses	(9,903)	—	14	—	(9,889)

Goodwill, net of impairment	1,968	—	(2)	(37)	1,929

Total:
Goodwill	45,752	4	(92)	(141)	45,523
Accumulated impairment losses	(37,084)	—	85	—	(36,999)

Goodwill, net of impairment	$8,668	$4	$(7)	$(141)	$8,524

(a)
Primarily reflects the establishment of deferred tax assets associated with liabilities assumed from prior acquisitions and foreign currency translation adjustments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company's intangible assets were as follows:

At December 31, 2011	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$882	$(590)	$292
Franchise agreements	487	(292)	195
Other intangible assets	376	(244)	132

Total intangible assets subject to amortization	1,745	(1,126)	619
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,652	$(1,126)	$6,526

At December 31, 2010	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$895	$(562)	$333
Franchise agreements	491	(272)	219
Other intangible assets	375	(210)	165

Total intangible assets subject to amortization	1,761	(1,044)	717
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,668	$(1,044)	$6,624

        Amortization expense relating to intangible assets was $122 million (2011), $130 million (2010) and $134 million (2009). The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2012 through 2016, to be as follows:

	2012	2013	2014	2015	2016

Amortization expense	$102	$89	$79	$69	$61

3) RESTRUCTURING CHARGES

        During the year ended December 31, 2011, in a continued effort to reduce its cost structure, the Company initiated restructuring plans, which primarily included relocation or closure of certain business activities, as well as other exit activities. As a result, the Company recorded restructuring charges of $46 million, reflecting $34 million of costs associated with exiting contractual obligations and $12 million of severance costs. During the years ended December 31, 2010 and 2009, the Company recorded restructuring charges of $81 million and $23 million, respectively. The charges reflected $87 million of severance costs and $22 million of contract termination and other associated costs, partially offset by reversals of $5 million as a result of changes in estimates of previously established restructuring accruals. As of December 31, 2011, the cumulative amount paid for the 2011, 2010 and 2009 restructuring charges was $100 million, of which $81 million was for severance costs and $19 million was related to contract

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2010	2011 Charges	2011 Payments	Balance at December 31, 2011

Entertainment	$11	$40	$(9)	$42
Cable Networks	2	—	(1)	1
Publishing	2	2	(2)	2
Local Broadcasting	13	—	(8)	5
Outdoor	16	4	(15)	5

Total	$44	$46	$(35)	$55

	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at December 31, 2010

Entertainment	$—	$23	$(12)	$11
Cable Networks	—	3	(1)	2
Publishing	2	4	(4)	2
Local Broadcasting	4	25	(16)	13
Outdoor	6	26	(16)	16

Total	$12	$81	$(49)	$44

4) PROGRAMMING AND OTHER INVENTORY

At December 31,	2011	2010

Program rights	$1,333	$1,338
Television programming:
Released (including acquired libraries)	628	534
In process and other	170	119
Theatrical programming:
Released	15	29
In process and other	25	26
Publishing, primarily finished goods	59	69
Other	1	1

Total programming and other inventory	2,231	2,116
Less current portion	735	751

Total noncurrent programming and other inventory	$1,496	$1,365

5) RELATED PARTIES

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the board of directors of both CBS Corp. and

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At December 31, 2011, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

        Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products to Viacom Inc., primarily MTV Networks and BET Networks. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $255 million, $262 million and $243 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $23 million, $27 million and $23 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets.

At December 31,	2011	2010

Amounts due from Viacom Inc.
Receivables	$102	$104
Other assets (Receivables, noncurrent)	198	252

Total amounts due from Viacom Inc.	$300	$356

Amounts due to Viacom Inc.
Accounts payable	$3	$5
Program rights	2	4
Other liabilities (Program rights, noncurrent)	—	1

Total amounts due to Viacom Inc.	$5	$10

        Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $133 million, $145 million and $132 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company, through the normal course of business, is involved in other transactions with related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) INVESTMENTS

        The Company accounts for investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include the Company's 50% interest in The CW, a broadcast network. In addition, the Company has interests in several international television joint ventures including a 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited, which provides content to ELEVEN, a digital multi-channel service in Australia; a 50% interest in a joint venture with Chellozone (UK) Limited, which owns and operates six television channels in the United Kingdom and Ireland, including CBS branded channels; a 50% interest in a joint venture with Reliance Broadcast Network Limited, which operates three television channels for the Indian market and surrounding territory; and a 33% interest in a joint venture, which owns two pay television channels in Australia.

        At December 31, 2011 and 2010, respectively, the Company had $107 million and $101 million of equity investments that are included in "Other assets" on the Consolidated Balance Sheets.

        Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2011 and 2010, respectively, the Company had $12 million and $13 million of cost investments that are included in "Other assets" on the Consolidated Balance Sheets.

        At December 31, 2011 and 2010, the aggregate market value of the Company's available for sale investments was $9 million and $13 million, respectively. The market value of each individual investment was not below its carrying value on the Consolidated Balance Sheets.

        The Company invested $79 million, $90 million and $56 million, into its equity and cost investments during the years ended December 31, 2011, 2010 and 2009, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2011	2010

8.625% Debentures due 2012	$152	$153
5.625% Senior Notes due 2012	339	339
8.20% Senior Notes due 2014	398	397
8.875% Notes due 2014	100	101
7.625% Senior Debentures due 2016	200	200
4.625% Senior Notes due 2018	325	329
8.875% Senior Notes due 2019	589	588
5.750% Senior Notes due 2020	500	499
4.30% Senior Notes due 2021	300	299
7.875% Debentures due 2023	224	224
7.125% Senior Notes due 2023 (b)	52	52
7.875% Senior Debentures due 2030	1,272	1,273
5.50% Senior Debentures due 2033	428	428
5.90% Senior Notes due 2040	299	299
6.750% Senior Notes due 2056	747	748
Other notes	—	2
Obligations under capital leases	78	90

Total debt (c)	6,003	6,021
Less discontinued operations debt (d)	21	21

Total debt from continuing operations	5,982	6,000
Less current portion	24	27

Total long-term debt from continuing operations, net of current portion	$5,958	$5,973

(a)
Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.

(b)
Debt instrument is an issuance of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., and has no guarantor.

(c)
At December 31, 2011 and December 31, 2010, the senior debt balances included (i) a net unamortized premium of $4 million and $1 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $75 million and $83 million, respectively. The face value of the Company's total debt was $5.92 billion at December 31, 2011 and $5.94 billion at December 31, 2010.

(d)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        At December 31, 2011, the Company classified $490 million of senior notes and debentures maturing in August 2012 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

        For the year ended December 31, 2010, debt issuances, redemptions and repurchases were as follows:

Debt Issuances

  October 2010, $300 million 4.30% senior notes due 2021
  October 2010, $300 million 5.90% senior notes due 2040
  April 2010, $500 million 5.75% senior notes due 2020

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Debt Redemptions

  $544 million 6.625% senior notes due 2011
  $415 million 7.70% senior notes due 2010
  $335 million 7.25% senior notes due 2051

Debt Repurchases

  $400 million 6.625% senior notes due 2011, through a tender offer
  $98 million 8.625% debentures due 2012, through tender offers
  $252 million 5.625% senior notes due 2012, through tender offers
  $6 million 6.625% senior notes due 2011
  $19 million 5.50% senior debentures due 2033

        These redemptions and repurchases resulted in a pre-tax loss on early extinguishment of debt of $81 million for the year ended December 31, 2010.

        At December 31, 2011, the Company's scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

	2012	2013	2014	2015	2016	2017 and Thereafter

Long-term debt	$490	$—	$499	$—	$200	$4,657

Credit Facility

        At December 31, 2011, the Company had a $2.0 billion revolving credit facility which expires in December 2015 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the U.S. or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At December 31, 2011, the Company's Consolidated Leverage Ratio was approximately 1.8x and Consolidated Coverage Ratio was approximately 7.8x.

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

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2011, the Company had no commercial paper borrowings under its $2.0 billion commercial

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

paper program. At December 31, 2011, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

Accounts Receivable Securitization Program

        The Company participated in a revolving accounts receivable securitization program, prior to the end of the first quarter of 2010, which provided for the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis. During the first quarter of 2010, the Company reduced the amounts outstanding under its revolving accounts receivable securitization program to zero from $400 million at December 31, 2009 and terminated the program.

        On January 1, 2010, the Company adopted amended FASB guidance on the accounting for transfers of financial assets which required the Company's securitized accounts receivables to be recorded on the Consolidated Balance Sheet with a corresponding increase to debt. As a result, the decrease to the accounts receivable securitization program of $400 million during 2010 is reflected as cash flows used for financing activities and the decrease of $150 million during 2009 is reflected as cash flows used for operating activities under previous FASB guidance.

        During the period before the termination of the program in 2010 and for the year ended December 31, 2009, proceeds from collections of securitized accounts receivables of $263 million and $1.47 billion, respectively, were reinvested in the revolving receivable securitization program. The net loss associated with securitizing the program's accounts receivables was $1 million for 2010 and $7 million for the year ended December 31, 2009.

8) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures. At December 31, 2011 and 2010, the carrying value of the senior debt was $5.93 billion for both periods and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $6.86 billion and $6.54 billion, respectively.

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

        At December 31, 2011, the notional amount of all foreign currency contracts was $151 million which represents hedges of expected foreign currency cash flows. At December 31, 2010, the notional amount of all foreign currency contracts was $114 million, of which $2 million related to the hedging of future production costs and $112 million represented hedges of expected foreign currency cash flows.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        All of the Company's long-term debt has been issued under fixed interest rate agreements. During 2009, the Company entered into fixed-to-floating rate swap agreements for a portion of its debt, which were designated as fair value hedges. Gains or losses on interest rate swaps were recorded as a change in the carrying value of the debt attributable to the risk being hedged. During the fourth quarter of 2009, the Company settled all of its interest rate swaps outstanding. The Company did not have any interest rate swaps outstanding during 2011 or 2010.

        The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2011 and 2010, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

        The fair value of derivative financial instruments recorded on the Consolidated Balance Sheets were as follows:

At December 31,	2011	2010	Balance Sheet Account

Foreign exchange contracts:
Non-designated hedging instruments:
Assets	$4	$—	Other current assets
Liabilities	$—	$(3)	Other current liabilities

        Gains (losses) recognized on derivative financial instruments were as follows:

Year Ended December 31,	2011	2010	2009	Financial Statement Account

Foreign exchange contracts:
Designated hedging instruments:
Reclassified from accumulated OCI	$—	$1	$3	Programming costs
Non-designated hedging instruments	$2	$(4)	$(11)	Other items, net

9) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

At December 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Investments	$61	$—	$—	$61
Foreign currency hedges	—	4	—	4

Total Assets	$61	$4	$—	$65

Liabilities:
Deferred compensation	$—	$173	$—	$173

Total Liabilities	$—	$173	$—	$173

At December 31, 2010	Level 1	Level 2	Level 3	Total

Assets:
Investments	$66	$—	$—	$66

Total Assets	$66	$—	$—	$66

Liabilities:
Deferred compensation	$—	$162	$—	$162
Foreign currency hedges	—	3	—	3

Total Liabilities	$—	$165	$—	$165

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

        Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2011, 2010, and 2009, resulting in total annual dividends of $237 million, $139 million and $136 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

        Purchase of Company Stock—During 2011, the Company repurchased 42.2 million shares of CBS Corp. Class B Common Stock for $1.02 billion under its share repurchase program. At December 31, 2011, there was $1.98 billion of authorization remaining under the repurchase program.

        Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were .2 million for 2011, 8 million for 2010 and 6 million for 2009.

        Equity Incentive Plans—The Company has equity incentive plans (the "Plans") under which stock options, stock option equivalents, RSUs and PSUs were issued.

        The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, phantom shares, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization. At December 31, 2011 there were 40 million shares available for future grant under the Plans.

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

        Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2011 was $152 million, which is expected to be recognized over a weighted average period of 2.3 years.

        The following table summarizes the Company's RSU and target PSU activity.

	RSUs and PSUs	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2010	21,104,731	$11.78

Granted	5,995,475	22.09
Vested	(8,626,823)	13.71
Forfeited	(1,387,031)	13.59

Non-vested at December 31, 2011	17,086,352	$14.28

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Stock Options and Equivalents

        Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three- to four-year service period and generally expire eight to ten years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary. Stock option equivalents are settled in cash upon exercise and therefore, the Company remeasures the fair value of these awards at each reporting date using the Black-Scholes option-pricing model. At both December 31, 2011 and 2010 the Company had 2 million stock option equivalents outstanding.

        The weighted average fair value of stock options as of the grant date was $7.59, $4.97 and $2.41 in 2011, 2010 and 2009, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009

Expected dividend yield	2.00%	1.49%	3.49%
Expected stock price volatility	41.17%	44.00%	53.93%
Risk-free interest rate	2.33%	2.45%	2.58%
Expected term of options (years)	5.06	5.19	5.19

        The expected stock price volatility is determined using a weighted average of historical volatility for CBS Corp. Class B Common Stock and implied volatility of publicly traded options to purchase CBS Corp. Class B Common Stock. Given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year.

        The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield represents the Company's future expectation of the dividend yield based on current rates and historical patterns of dividend changes.

        Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at December 31, 2011 was $68 million, which is expected to be expensed over a weighted average period of 2.5 years.

        The following table summarizes the Company's stock option activity under the Plans.

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2010	46,645,256	$18.60

Granted	6,271,092	23.18
Exercised	(7,423,216)	9.65
Forfeited or expired	(3,580,314)	27.91

Outstanding at December 31, 2011	41,912,818	$20.08

Exercisable at December 31, 2011	23,064,755	$24.76

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table summarizes other information relating to stock option exercises during the years ended December 31, 2011, 2010 and 2009.

Year Ended December 31,	2011	2010	2009

Cash received from stock option exercises	$72	$7	$—
Tax benefit of stock option exercises	$45	$5	$—
Intrinsic value	$117	$13	$—

        The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2011.

	Outstanding			Exercisable

Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$5 to 9.99	8,494,481	5.15	$5.28	2,589,832	$5.28
$10 to 19.99	8,966,632	5.78	$13.98	2,546,161	$14.80
$20 to 29.99	18,316,155	4.49	$26.01	11,793,212	$27.53
$30 to 39.99	6,135,550	1.81	$31.77	6,135,550	$31.77

	41,912,818			23,064,755

        At December 31, 2011 stock options outstanding have a weighted average remaining contractual life of 4.51 years and the total intrinsic value for "in-the-money" options, based on the Company's closing stock price of $27.14, was $337 million. At December 31, 2011 stock options exercisable have a weighted average remaining contractual life of 3.23 years and the total intrinsic value for "in-the-money" options was $96 million.

11) INCOME TAXES

        The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2011	2010	2009

United States	$1,875	$1,071	$381
Foreign	208	151	62

Total	$2,083	$1,222	$443

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The components of the provision for income taxes were as follows:

Year Ended December 31,	2011	2010	2009

Current:
Federal	$190	$89	$(81)
State and local	52	38	14
Foreign	61	60	33

	303	187	(34)
Deferred (a)	452	276	217

Provision for income taxes	$755	$463	$183

(a)
Includes a tax benefit of $79 million in 2009 associated with the non-cash impairment charges of $210 million.

        The equity in loss of investee companies is shown net of tax on the Company's Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2011, 2010 and 2009 were $24 million, $23 million, and $22 million, respectively, which represented an effective tax rate of 38.8% for 2011 and 39.4% for both 2010 and 2009.

        In 2011 and 2010, the Company realized tax benefits from the exercise of stock options and vesting of RSUs and PSUs of $120 million and $40 million, respectively.

        The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2011	2010	2009

Taxes on income at U.S. federal statutory rate	$729	$428	$155
State and local taxes, net of federal tax benefit	82	57	36
Effect of foreign operations	(35)	(25)	(19)
Impairment charges	—	—	3
Change in tax law	—	62	—
Audit settlements, net	(6)	(28)	(47)
Stock-based compensation	—	—	43
Other, net (a)	(15)	(31)	12

Provision for income taxes	$755	$463	$183

(a)
2010 includes a $26 million reversal of previously established deferred tax liabilities.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table is a summary of the components of deferred income tax assets and liabilities.

At December 31,	2011	2010

Deferred income tax assets:
Provision for expenses and losses	$853	$910
Pension, postretirement and other employee benefits	683	793
Tax credit and loss carryforwards	370	407
Other	131	129

Total deferred income tax assets	2,037	2,239
Valuation allowance	(341)	(339)

Net deferred income tax assets	1,696	1,900

Deferred income tax liabilities:
Property, equipment and intangible assets	(2,402)	(2,312)

Total deferred income tax liabilities	(2,402)	(2,312)

Deferred income tax liabilities, net	$(706)	$(412)

        In addition to the deferred income taxes reflected in the table above, the Company included net non-current deferred income tax assets of $12 million and $11 million in "Assets of discontinued operations" on the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively.

        At December 31, 2011, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $1.00 billion, the majority of which expire in various years from 2012 through 2029.

        The 2011 and 2010 deferred income tax assets were reduced by a valuation allowance of $341 million and $339 million, respectively, principally relating to income tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $3.25 billion at December 31, 2011 and $3.20 billion at December 31, 2010. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits or remitted in a tax-free transaction, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the amount of unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2009	$258

Additions for current year tax positions	11
Additions for prior year tax positions	23
Reductions for prior year tax positions	(49)
Cash settlements	(13)

At December 31, 2009	230

Additions for current year tax positions	14
Additions for prior year tax positions	17
Reductions for prior year tax positions	(43)
Cash settlements	(4)

At December 31, 2010	214

Additions for current year tax positions	11
Additions for prior year tax positions	12
Reductions for prior year tax positions	(18)
Cash settlements	(23)
Statute of limitations lapses	(1)

At December 31, 2011	$195

        At December 31, 2011 and 2010, $54 million and $56 million, respectively, of the reserve for uncertain tax positions were included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        The reserve for uncertain tax positions of $195 million at December 31, 2011 includes $158 million which would affect the Company's effective income tax rate if and when recognized in future years.

        The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. For the years ended December 31, 2011, 2010 and 2009, the Company recognized interest and penalties of $12 million, $11 million and $16 million, respectively, in the Consolidated Statements of Operations. As of December 31, 2011 and 2010, the Company has recorded liabilities for accrued interest and penalties of $61 million and $59 million, respectively, on the Consolidated Balance Sheets.

        The Company is currently under examination by the Internal Revenue Service for the years 2008, 2009 and 2010. In addition, various tax years are currently under examination by state and local, and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and accordingly, unforeseen events could cause the Company's current expectation to change in the future.

12) PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The majority of participants in these plans are retired employees or former employees of certain previously divested businesses. Most of

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the Company's pension plans are closed to new entrants. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participated in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities and U.S. government securities. The Company's common stock represents approximately 1.0% and .8% of the plan assets' fair values at December 31, 2011 and 2010, respectively.

        In addition, the Company sponsors health and welfare plans that provide certain postretirement health care and life insurance benefits to eligible retired employees and their covered dependents. Eligibility is based in part on certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid primarily by the Company's funds.

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

        The following table sets forth the change in benefit obligation for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation, beginning of year	$4,981	$4,897	$785	$829
Service cost	35	31	—	1
Interest cost	249	267	38	43
Actuarial loss (gain)	367	190	(67)	(13)
Benefits paid	(427)	(414)	(80)	(97)
Participants' contributions	—	—	12	13
Amendments	—	11	—	—
Curtailments	—	(3)	—	—
Settlements	—	(6)	—	—
Retiree Medicare drug subsidy	—	—	7	9
Early retirement reimbursement program	—	—	2	—
Cumulative translation adjustments	(5)	8	—	—

Benefit obligation, end of year	$5,200	$4,981	$697	$785

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in plan assets for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010

Change in plan assets:
Fair value of plan assets, beginning of year	$3,660	$3,483	$5	$5
Actual return on plan assets	260	370	—	—
Employer contributions	460	218	59	75
Benefits paid	(427)	(414)	(80)	(97)
Participants' contributions	—	—	12	13
Settlements	—	(6)	—	—
Retiree Medicare drug subsidy	—	—	7	9
Early retirement reimbursement program	—	—	2	—
Cumulative translation adjustments	(5)	9	—	—

Fair value of plan assets, end of year	$3,948	$3,660	$5	$5

        The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company's Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2011	2010	2011	2010

Funded status at end of year	$(1,252)	$(1,321)	$(692)	$(780)

Amounts recognized on the Consolidated
Balance Sheets:
Other assets	$21	$15	$—	$—
Current liabilities	(55)	(47)	(71)	(83)
Noncurrent liabilities	(1,218)	(1,289)	(621)	(697)

Net amounts recognized	$(1,252)	$(1,321)	$(692)	$(780)

        The funded status of the Company's qualified pension plans was $(615) million and $(743) million at December 31, 2011 and 2010, respectively.

        The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2011	2010	2011	2010

Net actuarial (loss) gain	$(1,657)	$(1,375)	$230	$173
Net prior service (cost) credit	(15)	(16)	3	4

	(1,672)	(1,391)	233	177
Deferred income taxes	663	554	(36)	(5)

Net amount recognized in accumulated other comprehensive income (loss)	$(1,009)	$(837)	$197	$172

        The accumulated benefit obligation for all defined benefit pension plans was $5.12 billion and $4.91 billion at December 31, 2011 and 2010, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2011	2010

Projected benefit obligation	$5,047	$4,821
Accumulated benefit obligation	$4,969	$4,752
Fair value of plan assets	$3,775	$3,485

        The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2011	2010	2009	2011	2010	2009

Components of net periodic cost:
Service cost	$35	$31	$32	$—	$1	$1
Interest cost	249	267	290	38	43	50
Expected return on plan assets	(239)	(227)	(220)	—	—	—
Amortization of actuarial losses (gains)	65	72	84	(10)	(10)	(11)
Amortization of prior service cost (credit)	2	1	1	(1)	(1)	(1)
Curtailment gains	—	(1)	—	—	—	—
Settlement gains	—	(1)	—	—	—	—

Net periodic cost	$112	$142	$187	$27	$33	$39

Year Ended December 31, 2011	Pension Benefits	Postretirement Benefits

Other comprehensive income (loss):
Actuarial (losses) gains	$(347)	$67
Amortization of actuarial losses (gains)	65	(10)
Amortization of prior service cost (credit)	2	(1)
Share of equity investee	(1)	—

	(281)	56
Deferred income taxes	109	(31)

Recognized in other comprehensive income, net of tax	$(172)	$25

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $72 million and $1 million, respectively. The estimated net actuarial gain and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $16 million and $1 million, respectively.

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.9%	5.2%	4.9%	5.1%
Rate of compensation increase	3.0%	2.8%	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	5.2%	5.7%	5.1%	5.6%
Expected long-term return on plan assets	6.8%	6.9%	2.0%	2.0%
Rate of compensation increase	2.8%	2.7%	N/A	N/A

N/A—not applicable

        The discount rate is determined based on the weighted average yield on portfolios of high quality bonds, constructed to provide cash flows necessary to meet each of the Company's pension plans' expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.

        The following assumptions were also used in accounting for postretirement benefits.

	2011	2010

Projected health care cost trend rate for participants of age 65 and below	8.5%	8.0%
Projected health care cost trend rate for participants above age 65	8.5%	9.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2019	2016
Year ultimate trend rate is achieved for participants above 65	2019	2018

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total service and interest cost components	$1	$(1)
Effect on the accumulated postretirement benefit obligation	$16	$(15)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Plan Assets

        The asset allocations for the Company's U.S. qualified defined benefit pension plan trust and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company's U.S. pension plan trust, which accounted for 93% of total plan assets at December 31, 2011, is to invest between 70% - 80% in fixed income instruments, 16% - 28% in equity securities and the remainder in cash and other investments. At December 31, 2011, this trust was invested approximately 70% in long duration fixed income instruments, 22% in equity instruments, 6% in cash and cash equivalents and the remainder in other investments. Other trusts, which fund the Company's international pension plans, accounted for 7% of total plan assets at December 31, 2011 and are invested approximately 64% in fixed income instruments, 22% in equity instruments, 12% in cash and cash equivalents and the remainder in other investments. Long duration fixed income investments primarily consist of a diversified portfolio of investment grade fixed income instruments with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are regularly reviewed.

        The following tables set forth the Company's pension plan assets measured at fair value on a recurring basis at December 31, 2011 and 2010. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in Level 1, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2011	Level 1	Level 2	Level 3	Total

Cash and cash equivalents (a)	$27	$280	$—	$307
Fixed income securities:
U.S. treasury securities	210	—	—	210
Government related securities	63	175	—	238
Corporate bonds (b)	—	2,036	—	2,036
Mortgage-backed and asset-backed securities	—	176	5	181
Equity securities: (c)
U.S. large capitalization	235	297	—	532
U.S. small capitalization	65	3	—	68
International equity (d)	4	267	—	271
Limited partnerships	—	—	75	75
Other	—	30	—	30

Total assets	$604	$3,264	$80	$3,948

At December 31, 2010	Level 1	Level 2	Level 3	Total

Cash and cash equivalents (a)	$117	$96	$—	$213
Fixed income securities:
U.S. treasury securities	85	—	—	85
Government related securities	57	232	—	289
Corporate bonds (b)	—	1,892	—	1,892
Mortgage-backed and asset-backed securities	—	185	5	190
Equity securities: (c)
U.S. large capitalization	194	314	—	508
U.S. small capitalization	85	4	—	89
International equity (d)	—	296	—	296
Limited partnerships	—	—	82	82
Other	—	16	—	16

Total assets	$538	$3,035	$87	$3,660

(a)
Assets categorized as Level 2 reflect investments in money market funds.

(b)
Securities of diverse industries, substantially all investment grade.

(c)
Assets categorized as Level 2 reflect investments in common collective funds.

(d)
Includes $44 million of investments in emerging market funds.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Money market investments are carried at amortized cost which approximates fair value due to the short-term maturity of these investments. Investments in equity securities are reported at fair value based on quoted market prices on national security exchanges. The fair value of investments in common collective funds are determined using the Net Asset Value ("NAV") provided by the administrator of the fund. The NAV is determined by each fund's trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by the number of outstanding units. The fair value of U.S. treasury securities is determined based on quoted market prices in active markets. The fair value of government related securities and corporate bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which incorporate certain other observable inputs including recent trading activity for comparable securities and broker quoted prices. The fair value of mortgage-backed and asset-backed securities is based upon valuation models which incorporate available dealer quotes and market information. Limited partnerships are valued using statements issued by the partnership which determine the value based on the fair value of the underlying investments.

        The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets at December 31, 2011.

	Limited Partnerships	Mortgage- backed Securities	Total

At January 1, 2010	$77	$5	$82

Actual return on investments:
Related to investments held at end of year	3	—	3
Purchases, sales and settlements, net	2	—	2

At December 31, 2010	82	5	87

Actual return on investments:
Related to investments held at end of year	2	—	2
Purchases, sales and settlements, net	(9)	—	(9)

At December 31, 2011	$75	$5	$80

        The Company's other postretirement benefits plan assets of $5 million at December 31, 2011 and 2010 were invested in U.S. fixed income index funds, which were categorized as Level 2 assets.

Future Benefit Payments

        The estimated future benefit payments are as follows:

	2012	2013	2014	2015	2016	2017-2021

Pension	$435	$426	$415	$403	$393	$1,783
Postretirement	$83	$82	$80	$78	$75	$329
Retiree Medicare drug subsidy	$12	$12	$12	$12	$12	$58

        In 2012, the Company expects to contribute approximately $55 million primarily to its non-qualified pension plans to satisfy the benefit payments due under these plans. The Company, at its discretion, may make additional contributions in 2012 to pre-fund its qualified pension plans. Also in 2012, the Company

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

expects to contribute approximately $70 million to its other postretirement benefit plans, to satisfy the Company's portion of benefit payments due under these plans.

Multiemployer Pension and Postretirement Benefit Plans

        The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees including talent, writers, directors, producers and other employees, primarily in the entertainment industry. The other employers participating in these multiemployer plans are primarily in the entertainment and other related industries. The risks of participating in multiemployer plans are different from single-employer plans as assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers and if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if the Company chooses to stop participating in some of its multiemployer plans it may be required to pay those plans a withdrawal liability based on the underfunded status of the plan.

        The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan's actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded.

        The table below presents information concerning the Company's participation in multiemployer defined benefit pension plans.

		Pension Protection Act Zone Status (a)					Expiration Date of Collective- Bargaining Agreement
	Employer Identification Number/Pension Plan Number			Company Contributions
Pension Plan		2011	2010	2011	2010	2009

AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$7	$6	$6	(c)
Directors Guild of America—Producer	51-0137697-001	Green	Green	6	4	4	6/30/2014
Producer—Writers Guild of America	95-2216351-001	Green	Green	6	5	5	5/1/2014
Screen Actors Guild—Producers	95-2110997-001	Green	Yellow	6	7	8	6/30/2014
Motion Picture Industry	95-1810805-001	Green	Yellow	16	12	12	(d)
Other Plans				4	3	3

	Total contributions			$45	$37	$38

(a)
The Zone status for each individual plan listed was certified by each plan's actuary as of the beginning of the plan years for 2011 and 2010. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.

(b)
The Company was listed in AFTRA Retirement Plan's Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2010.

(c)
The expiration dates range from June 30, 2014 through November 15, 2014.

(d)
The expiration dates range from May 15, 2012 through March 2, 2013.

        As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

        The Company also contributes to multiemployer plans that provide postretirement healthcare and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $6 million for each of the years ended December 31, 2011, 2010 and 2009.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company recognized the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans

        The Company sponsors defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $48 million, $41 million and $40 million for the years ended December 31, 2011, 2010 and 2009, respectively.

13) COMMITMENTS AND CONTINGENCIES

        The Company's commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services, and guaranteed minimum franchise payments resulting from the Company's normal course of business.

        Programming and talent commitments of the Company, estimated to aggregate $16.91 billion as of December 31, 2011, primarily include $12.90 billion for sports programming rights, $3.22 billion relating to television, radio, and film production and licensing and $796 million for talent contracts. The Company also has committed purchase obligations which include agreements to purchase goods and services in the future that totaled $807 million as of December 31, 2011.

        Other long-term contractual obligations recorded on the Company's Consolidated Balance Sheet include program liabilities, participations due to producers and residuals.

        At December 31, 2011, commitments for programming and talent and purchase obligations not recorded on the balance sheet and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Programming and Talent	Purchase Obligations	Other Long-term Contractual Obligations

2012	$2,762	$313	$—
2013	1,817	244	683
2014	1,583	99	167
2015	1,393	57	91
2016	1,470	17	49
2017 and thereafter	7,888	77	41

Total	$16,913	$807	$1,031

        The Company has long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders. At December 31, 2011, future minimum operating lease payments are estimated to aggregate $2.24 billion, of which $879 million relates to Outdoor billboards.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        At December 31, 2011, minimum rental payments under leases and minimum franchise payments are as follows:

	Leases		Guaranteed Minimum Franchise Payments
	Capital	Operating

2012	$22	$320	$416
2013	14	276	315
2014	11	244	300
2015	9	215	190
2016	9	188	43
2017 and thereafter	31	994	94

Total minimum payments	$96	$2,237	$1,358
Less amounts representing interest	18

Present value of minimum payments	$78

        Future minimum operating lease payments have been reduced by future minimum sublease income of $92 million. Rent expense was $601 million (2011), $594 million (2010) and $617 million (2009).

Guarantees

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2011, the outstanding letters of credit and surety bonds approximated $389 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

        Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. On May 24, 2011, the court granted the motion to dismiss and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit.

        CBS Outdoor and London Underground Actions.    Beginning in 2010, CBS Outdoor Limited filed legal proceedings and claims against London Underground Limited with respect to disputes arising under the 2006 transit contract between the parties, and London Underground Limited filed counterclaims with respect to its claims. In December 2011, the parties entered into a settlement agreement resolving these matters, which is not material to the Company's consolidated financial statements. CBS Outdoor Limited continues to operate the London Underground advertising concession.

        E-books Actions.    Commencing on August 9, 2011, purported class action complaints have been filed in the United States District Court for the Southern District of New York and the United States District Court for the Northern District of California regarding the sale of electronic books pursuant to agency distribution arrangements. On August 16, 2011, a motion was filed with the United States Judicial Panel on Multidistrict Litigation (the "MDL Panel") by certain parties seeking to consolidate these actions for pre-trial proceedings in one venue. On December 9, 2011, the MDL Panel issued an order consolidating the actions in the United States District Court for the Southern District of New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. The plaintiffs, electronic book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of electronic books pursuant to agency distribution arrangements between each of the publishers and electronic book retailers. The actions generally seek multiple forms of damages for the purchase of electronic books and injunctive and other relief. Simon & Schuster intends to vigorously defend itself in these actions. In addition, certain federal and state governmental entities in the United States and the competition authority in the European Community are conducting competition investigations of agency distribution arrangements in this industry and Simon & Schuster is cooperating with these competition investigations.

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

        In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing. On April 21, 2011, the FCC filed a combined petition for certiorari seeking review of the Second Circuit's decision in this case and also in an indecency case involving a broadcast on another television network. On June 27, 2011, the United States Supreme Court granted the FCC's petition for certiorari. On January 10, 2012, the United States Supreme Court heard oral argument in these cases.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2011, the Company had pending approximately 50,090 asbestos claims, as compared with approximately 52,220 as of December 31, 2010 and 62,360 as of December 31, 2009. During 2011, the Company received approximately 4,410 new claims and closed or moved to an inactive docket approximately 6,540 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2011 and 2010 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $33 million and $14 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Year Ended December 31,	2011	2010	2009

Revenues:
Entertainment	$7,457	$7,391	$6,977
Cable Networks	1,621	1,475	1,347
Publishing	787	791	793
Local Broadcasting	2,689	2,782	2,360
Outdoor	1,894	1,819	1,723
Eliminations	(203)	(198)	(185)

Total Revenues	$14,245	$14,060	$13,015

        Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2011	2010	2009

Intercompany Revenues:
Entertainment	$160	$157	$144
Cable Networks	1	—	1
Local Broadcasting	20	22	20
Outdoor	22	19	20

Total Intercompany Revenues	$203	$198	$185

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2011	2010	2009

Segment OIBDA before Impairment Charges:
Entertainment	$1,391	$871	$876
Cable Networks	707	566	461
Publishing	90	68	50
Local Broadcasting	849	840	513
Outdoor	342	263	169
Corporate	(228)	(218)	(147)
Residual costs	(75)	(15)	(116)
Eliminations	1	4	(2)

OIBDA before Impairment Charges	3,077	2,379	1,804
Impairment charges	—	—	(210)
Depreciation and amortization	(548)	(563)	(583)

Operating income	2,529	1,816	1,011
Interest expense	(436)	(529)	(542)
Interest income	7	6	6
Loss on early extinguishment of debt	—	(81)	(30)
Other items, net	(17)	10	(2)

Earnings before income taxes and equity in loss of investee companies	2,083	1,222	443
Provision for income taxes	(755)	(463)	(183)
Equity in loss of investee companies, net of tax	(37)	(35)	(33)

Net earnings from continuing operations	1,291	724	227

Earnings from discontinued operations before income taxes	23	—	—
Provision for income taxes	(9)	—	—

Net earnings from discontinued operations	14	—	—

Net earnings	$1,305	$724	$227

Year Ended December 31,	2011	2010	2009

Operating Income (Loss):
Entertainment	$1,231	$708	$700
Cable Networks	684	543	437
Publishing	83	61	43
Local Broadcasting	750	740	212
Outdoor	107	14	(97)
Corporate	(252)	(239)	(166)
Residual costs	(75)	(15)	(116)
Eliminations	1	4	(2)

Total Operating Income	$2,529	$1,816	$1,011

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2011	2010	2009

Depreciation and Amortization:
Entertainment	$160	$163	$176
Cable Networks	23	23	24
Publishing	7	7	7
Local Broadcasting	99	100	91
Outdoor	235	249	266
Corporate	24	21	19

Total Depreciation and Amortization	$548	$563	$583

Year Ended December 31,	2011	2010	2009

Impairment Charges:
Local Broadcasting	$—	$—	$210

Total Impairment Charges	$—	$—	$210

Year Ended December 31,	2011	2010	2009

Stock-based Compensation:
Entertainment	$45	$43	$44
Cable Networks	4	5	6
Publishing	3	3	4
Local Broadcasting	22	20	21
Outdoor	6	5	6
Corporate	60	60	55

Total Stock-based Compensation	$140	$136	$136

Year Ended December 31,	2011	2010	2009

Capital Expenditures:
Entertainment	$94	$90	$72
Cable Networks	15	19	8
Publishing	7	6	5
Local Broadcasting	69	74	71
Outdoor	66	78	91
Corporate	14	17	15

Total Capital Expenditures	$265	$284	$262

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2011	2010

Assets:
Entertainment	$8,471	$8,324
Cable Networks	1,679	1,650
Publishing	1,091	1,126
Local Broadcasting	9,626	9,686
Outdoor	4,092	4,256
Corporate	1,262	1,094
Discontinued operations	77	77
Eliminations	(101)	(70)

Total Assets	$26,197	$26,143

Year Ended December 31,	2011	2010	2009

Revenues by Type:
Advertising	$9,007	$9,153	$8,172
Content licensing and distribution	3,254	3,071	3,120
Affiliate and subscription fees	1,744	1,598	1,462
Other	240	238	261

Total Revenues	$14,245	$14,060	$13,015

Year Ended December 31,	2011	2010	2009

Revenues: (a)
United States	$12,055	$11,984	$11,154
International	2,190	2,076	1,861

Total Revenues	$14,245	$14,060	$13,015

At December 31,	2011	2010

Long-lived Assets: (b)
United States	$19,840	$19,880
International	695	754

Total Long-lived Assets	$20,535	$20,634

        Transactions within the Company between the United States and international regions were not significant.

(a)
Revenue classifications are based on customers' locations.

(b)
Reflects total assets from both continuing and discontinued operations less current assets, investments and noncurrent deferred tax assets.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

15) OTHER ITEMS, NET

        For 2011, "Other items, net" reflected a net loss of $17 million primarily consisting of foreign exchange losses.

        For 2010, "Other items, net" of $10 million primarily consisted of gains of $21 million associated with dispositions, partially offset by foreign exchange losses of $10 million.

        For 2009, "Other items, net" reflected a net loss of $2 million primarily consisting of losses of $7 million associated with securitizing accounts receivables and a non-cash charge of $8 million associated with other-than-temporary declines in the market value of the Company's investments, partially offset by foreign exchange gains of $11 million.

16) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2011	2010	2009

Cash paid for interest, net of amounts capitalized	$419	$520	$514
Cash paid for income taxes	$235	$248	$56
Non-cash investing and financing activities:
Contingent consideration associated with acquisitions	$56	$—	$—
Equipment acquired under capitalized leases	$7	$1	$—

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

17) QUARTERLY FINANCIAL DATA (unaudited):

2011	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year

Revenues:
Entertainment		$1,994		$1,836		$1,632		$1,995		$7,457
Cable Networks		393		413		420		395		1,621
Publishing		155		183		220		229		787
Local Broadcasting		621		691		656		721		2,689
Outdoor		413		490		477		514		1,894
Eliminations		(66)		(27)		(40)		(70)		(203)

Total Revenues		$3,510		$3,586		$3,365		$3,784		$14,245

Segment OIBDA:
Entertainment		$268		$440		$405		$278		$1,391
Cable Networks		153		176		203		175		707
Publishing		7		19		38		26		90
Local Broadcasting		169		230		184		266		849
Outdoor		49		86		80		127		342
Corporate		(52)		(57)		(55)		(64)		(228)
Residual costs		(19)		(18)		(19)		(19)		(75)
Eliminations		1		(3)		1		2		1

OIBDA		576		873		837		791		3,077
Depreciation and amortization		(139)		(139)		(134)		(136)		(548)

Total Operating Income		$437		$734		$703		$655		$2,529

Operating Income (Loss):
Entertainment		$230		$400		$366		$235		$1,231
Cable Networks		147		171		197		169		684
Publishing		5		17		36		25		83
Local Broadcasting		143		204		161		242		750
Outdoor		(12)		26		21		72		107
Corporate		(58)		(63)		(60)		(71)		(252)
Residual costs		(19)		(18)		(19)		(19)		(75)
Eliminations		1		(3)		1		2		1

Total Operating Income		$437		$734		$703		$655		$2,529

Net earnings from continuing operations		$202		$395		$338		$356		$1,291
Net earnings		$202		$395		$338		$370		$1,305
Basic earnings per common share:
Net earnings from continuing operations		$.30		$.59		$.51		$.55		$1.94
Net earnings		$.30		$.59		$.51		$.57		$1.97
Diluted earnings per common share:
Net earnings from continuing operations		$.29		$.58		$.50		$.53		$1.90
Net earnings		$.29		$.58		$.50		$.55		$1.92
Weighted average number of common shares outstanding:
Basic		674		669		659		653		664
Diluted		693		686		675		669		681
Dividends per common share	$	..05	$	..10	$	..10	$	..10	$	..35

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2010	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year

Revenues:
Entertainment		$2,081		$1,672		$1,617		$2,021		$7,391
Cable Networks		368		369		370		368		1,475
Publishing		152		189		218		232		791
Local Broadcasting		606		678		677		821		2,782
Outdoor		392		457		459		511		1,819
Eliminations		(68)		(34)		(44)		(52)		(198)

Total Revenues		$3,531		$3,331		$3,297		$3,901		$14,060

Segment OIBDA:
Entertainment		$134		$223		$277		$237		$871
Cable Networks		101		129		167		169		566
Publishing		2		17		31		18		68
Local Broadcasting		109		214		195		322		840
Outdoor		12		77		74		100		263
Corporate		(39)		(56)		(59)		(64)		(218)
Residual costs (a)		(26)		(26)		64		(27)		(15)
Eliminations		1		1		1		1		4

OIBDA		294		579		750		756		2,379
Depreciation and amortization		(141)		(144)		(139)		(139)		(563)

Total Operating Income		$153		$435		$611		$617		$1,816

Operating Income (Loss):
Entertainment		$93		$181		$237		$197		$708
Cable Networks		95		123		162		163		543
Publishing		1		15		29		16		61
Local Broadcasting		84		190		170		296		740
Outdoor		(51)		12		12		41		14
Corporate		(44)		(61)		(64)		(70)		(239)
Residual costs (a)		(26)		(26)		64		(27)		(15)
Eliminations		1		1		1		1		4

Total Operating Income		$153		$435		$611		$617		$1,816

Net earnings (loss)		$(26)		$150		$317		$283		$724
Basic earnings (loss) per common share		$(.04)	$	..22	$	..47	$	..42		$1.07
Diluted earnings (loss) per common share		$(.04)		$.22		$.46		$.41		$1.04
Weighted average number of common shares outstanding:
Basic		676		679		679		680		679
Diluted		676		693		694		698		694
Dividends per common share	$	..05	$	..05	$	..05	$	..05	$	..20

(a)
Residual costs for the third quarter include a settlement of $90 million related to the favorable resolution of certain disputes regarding previously disposed businesses.

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

	Statement of Operations For the Year Ended December 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$131	$144	$13,970	$—	$14,245

Expenses:
Operating	72	112	8,183	—	8,367
Selling, general and administrative	109	252	2,394	—	2,755
Restructuring charges	—	—	46	—	46
Depreciation and amortization	5	15	528	—	548

Total expenses	186	379	11,151	—	11,716

Operating income (loss)	(55)	(235)	2,819	—	2,529
Interest income (expense), net	(514)	(341)	426	—	(429)
Other items, net	—	6	(23)	—	(17)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(569)	(570)	3,222	—	2,083
(Provision) benefit for income taxes	211	211	(1,177)	—	(755)
Equity in earnings (loss) of investee companies, net of tax	1,656	1,245	(37)	(2,901)	(37)

Net earnings from continuing operations	1,298	886	2,008	(2,901)	1,291
Net earnings from discontinued operations	7	7	—	—	14

Net earnings	$1,305	$893	$2,008	$(2,901)	$1,305

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$149	$102	$13,809	$—	$14,060

Expenses:
Operating	73	82	8,830	—	8,985
Selling, general and administrative	49	246	2,320	—	2,615
Restructuring charges	1	—	80	—	81
Depreciation and amortization	5	13	545	—	563

Total expenses	128	341	11,775	—	12,244

Operating income (loss)	21	(239)	2,034	—	1,816
Interest (expense) income, net	(568)	(326)	371	—	(523)
Loss on early extinguishment of debt	(81)	—	—	—	(81)
Other items, net	—	4	6	—	10

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(628)	(561)	2,411	—	1,222
(Provision) benefit for income taxes	191	205	(859)	—	(463)
Equity in earnings (loss) of investee companies, net of tax	1,161	884	(35)	(2,045)	(35)

Net earnings	$724	$528	$1,517	$(2,045)	$724

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$116	$93	$12,806	$—	$13,015

Expenses:
Operating	70	75	8,555	—	8,700
Selling, general and administrative	145	180	2,163	—	2,488
Restructuring charges	—	—	23	—	23
Impairment charges	—	—	210	—	210
Depreciation and amortization	4	11	568	—	583

Total expenses	219	266	11,519	—	12,004

Operating income (loss)	(103)	(173)	1,287	—	1,011
Interest (expense) income, net	(578)	(314)	356	—	(536)
Loss on early extinguishment of debt	(30)	—	—	—	(30)
Other items, net	(9)	(14)	21	—	(2)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(720)	(501)	1,664	—	443
(Provision) benefit for income taxes	304	198	(685)	—	(183)
Equity in earnings (loss) of investee companies, net of tax	643	745	(33)	(1,388)	(33)

Net earnings	$227	$442	$946	$(1,388)	$227

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$134	$1	$525	$—	$660
Receivables, net	30	54	3,170	—	3,254
Programming and other inventory	6	4	725	—	735
Prepaid expenses and other current assets	81	83	752	(22)	894

Total current assets	251	142	5,172	(22)	5,543

Property and equipment	46	100	5,188	—	5,334
Less accumulated depreciation and amortization	14	56	2,754	—	2,824

Net property and equipment	32	44	2,434	—	2,510

Programming and other inventory	8	125	1,363	—	1,496
Goodwill	98	62	8,460	—	8,620
Intangible assets	—	—	6,526	—	6,526
Investments in consolidated subsidiaries	36,473	7,972	—	(44,445)	—
Other assets	223	20	1,259	—	1,502
Intercompany	—	4,022	14,103	(18,125)	—

Total Assets	$37,085	$12,387	$39,317	$(62,592)	$26,197

Liabilities and Stockholders' Equity
Accounts payable	$5	$17	$388	$—	$410
Participants' share and royalties payable	—	28	910	—	938
Program rights	7	5	565	—	577
Current portion of long-term debt	7	—	17	—	24
Accrued expenses and other current liabilities	311	279	1,417	(23)	1,984

Total current liabilities	330	329	3,297	(23)	3,933

Long-term debt	5,845	—	113	—	5,958
Other liabilities	3,169	406	2,824	(1)	6,398
Intercompany	17,833	—	—	(17,833)	—
Stockholders' Equity:
Preferred stock	—	—	128	(128)	—
Common stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,395	—	61,690	(61,690)	43,395
Retained earnings (deficit)	(28,343)	11,860	(25,366)	13,506	(28,343)
Accumulated other comprehensive income (loss)	(439)	—	295	(295)	(439)

	14,614	11,983	37,883	(49,866)	14,614
Less treasury stock, at cost	4,706	331	4,800	(5,131)	4,706

Total Stockholders' Equity	9,908	11,652	33,083	(44,735)	9,908

Total Liabilities and Stockholders' Equity	$37,085	$12,387	$39,317	$(62,592)	$26,197

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$105	$1	$374	$—	$480
Receivables, net	30	27	3,191	—	3,248
Programming and other inventory	4	5	742	—	751
Prepaid expenses and other current assets	50	91	788	(13)	916

Total current assets	189	124	5,095	(13)	5,395

Property and equipment	43	91	5,186	—	5,320
Less accumulated depreciation and amortization	10	45	2,571	—	2,626

Net property and equipment	33	46	2,615	—	2,694

Programming and other inventory	7	104	1,254	—	1,365
Goodwill	98	62	8,364	—	8,524
Intangible assets	255	—	6,369	—	6,624
Investments in consolidated subsidiaries	34,562	6,727	—	(41,289)	—
Other assets	243	14	1,284	—	1,541
Intercompany	—	4,419	11,906	(16,325)	—

Total Assets	$35,387	$11,496	$36,887	$(57,627)	$26,143

Liabilities and Stockholders' Equity
Accounts payable	$18	$17	$404	$—	$439
Participants' share and royalties payable	—	19	924	—	943
Program rights	5	5	591	—	601
Current portion of long-term debt	8	—	19	—	27
Accrued expenses and other current liabilities	260	293	1,477	(14)	2,016

Total current liabilities	291	334	3,415	(14)	4,026

Long-term debt	5,849	—	124	—	5,973
Other liabilities	3,412	403	2,511	(3)	6,323
Intercompany	16,014	—	—	(16,014)	—
Stockholders' Equity:
Preferred stock	—	—	128	(128)	—
Common stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,443	—	61,435	(61,435)	43,443
Retained earnings (deficit)	(29,648)	10,967	(27,374)	16,407	(29,648)
Accumulated other comprehensive income (loss)	(286)	—	312	(312)	(286)

	13,510	11,090	35,637	(46,727)	13,510
Less treasury stock, at cost	3,689	331	4,800	(5,131)	3,689

Total Stockholders' Equity	9,821	10,759	30,837	(41,596)	9,821

Total Liabilities and Stockholders' Equity	$35,387	$11,496	$36,887	$(57,627)	$26,143

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(700)	$(181)	$2,630	$—	$1,749

Investing Activities:
Acquisitions, net of cash acquired	—	—	(75)	—	(75)
Capital expenditures	—	(14)	(251)	—	(265)
Investments in and advances to investee companies	—	—	(79)	—	(79)
Proceeds from dispositions	—	—	22	—	22
Other investing activities	—	8	—	—	8

Net cash flow used for investing activities	—	(6)	(383)	—	(389)

Financing Activities:
Payment of capital lease obligations	—	—	(19)	—	(19)
Dividends	(206)	—	—	—	(206)
Purchase of Company common stock	(1,012)	—	—	—	(1,012)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(82)	—	—	—	(82)
Proceeds from exercise of stock options	72	—	—	—	72
Excess tax benefit from stock-based compensation	72	—	—	—	72
Other financing activities	(5)	—	—	—	(5)
Increase (decrease) in intercompany payables	1,890	187	(2,077)	—	—

Net cash flow provided by (used for) financing activities	729	187	(2,096)	—	(1,180)

Net increase in cash and cash equivalents	29	—	151	—	180
Cash and cash equivalents at beginning of year	105	1	374	—	480

Cash and cash equivalents at end of year	$134	$1	$525	$—	$660

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(695)	$(233)	$2,663	$—	$1,735

Investing Activities:
Acquisitions, net of cash acquired	—	—	(11)	—	(11)
Capital expenditures	—	(17)	(267)	—	(284)
Investments in and advances to investee companies	—	—	(90)	—	(90)
Proceeds from dispositions	—	—	18	—	18
Other investing activities	(1)	—	—	—	(1)

Net cash flow used for investing activities	(1)	(17)	(350)	—	(368)

Financing Activities:
Proceeds from issuance of notes	1,091	—	3	—	1,094
Repayment of notes and debentures	(2,122)	—	(4)	—	(2,126)
Payment of capital lease obligations	—	—	(16)	—	(16)
Dividends	(142)	—	—	—	(142)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(37)	—	—	—	(37)
Proceeds from exercise of stock options	7	—	—	—	7
Excess tax benefit from stock-based compensation	16	—	—	—	16
Decrease to accounts receivable securitization program	—	—	(400)	—	(400)
Increase (decrease) in intercompany payables	1,740	251	(1,991)	—	—

Net cash flow provided by (used for) financing activities	553	251	(2,408)	—	(1,604)

Net (decrease) increase in cash and cash equivalents	(143)	1	(95)	—	(237)
Cash and cash equivalents at beginning of year	248	—	469	—	717

Cash and cash equivalents at end of year	$105	$1	$374	$—	$480

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2009
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(564)	$(139)	$1,642	$—	$939

Investing Activities:
Acquisitions, net of cash acquired	—	—	(26)	—	(26)
Capital expenditures	—	(15)	(247)	—	(262)
Investments in and advances to investee companies	—	1	(57)	—	(56)
Purchase of marketable securities	—	(36)	—	—	(36)
Proceeds from dispositions	—	—	131	—	131

Net cash flow used for investing activities	—	(50)	(199)	—	(249)

Financing Activities:
Proceeds from issuance of notes	973	—	—	—	973
Repayment of notes and debentures	(1,008)	—	—	—	(1,008)
Payment of capital lease obligations	—	—	(16)	—	(16)
Dividends	(297)	—	—	—	(297)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(19)	—	—	—	(19)
Excess tax benefit from stock-based compensation	1	—	—	—	1
Other financing activities	(27)	—	—	—	(27)
Increase (decrease) in intercompany payables	1,080	188	(1,268)	—	—

Net cash flow provided by (used for) financing activities	703	188	(1,284)	—	(393)

Net increase (decrease) in cash and cash equivalents	139	(1)	159	—	297
Cash and cash equivalents at beginning of year	109	1	310	—	420

Cash and cash equivalents at end of year	$248	$—	$469	$—	$717

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2012 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

III-1

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
1.
Financial Statements.

        The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page II-40.

  2.
  Financial Statement Schedules.

        The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-40.

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

Date: February 23, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LESLIE MOONVES Leslie Moonves	President Chief Executive Officer Director	February 23, 2012
/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello	Executive Vice President Chief Financial Officer	February 23, 2012
/s/ LAWRENCE LIDING Lawrence Liding	Senior Vice President Controller Chief Accounting Officer	February 23, 2012
* David R. Andelman	Director	February 23, 2012
* Joseph A. Califano, Jr.	Director	February 23, 2012
* William S. Cohen	Director	February 23, 2012
* Gary L. Countryman	Director	February 23, 2012

Signature		Title	Date

* Charles K. Gifford		Director	February 23, 2012
* Leonard Goldberg		Director	February 23, 2012
* Bruce S. Gordon		Director	February 23, 2012
* Linda M. Griego		Director	February 23, 2012
* Arnold Kopelson		Director	February 23, 2012
* Doug Morris		Director	February 23, 2012
* Shari Redstone		Director	February 23, 2012
* Sumner M. Redstone		Director	February 23, 2012
* Frederic V. Salerno		Director	February 23, 2012
*By:	/s/ LOUIS J. BRISKMAN Louis J. Briskman Attorney-in-Fact for Directors		February 23, 2012

 INDEX TO EXHIBITS
ITEM 15(b)

        Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
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
	(b)	CBS Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Annex A to CBS Corporation's Proxy Statement dated April 24, 2009) (File No. 001-09553).*
	(c)	Forms of Certificate and Terms and Conditions for equity awards for:
(i) Stock Options (granted prior to 2010) (File No. 001-09553) (filed herewith).*
(ii) Stock Options (granted in 2010 and 2011) (File No. 001-09553) (filed herewith).*
(iii) Performance-Based Restricted Share Units with Time Vesting (granted in 2008) (File No. 001-09553) (filed herewith).*
(iv) Performance-Based Restricted Share Units with Time Vesting (granted in 2009) (File No. 001-09553) (filed herewith).*
(v) Performance-Based Restricted Share Units with Time Vesting and Performance Schedule (granted in 2010 and 2011) (File No. 001-09553) (filed herewith).*
(vi) Restricted Share Units with Time Vesting (granted in 2008 and 2009) (File No. 001-09553) (filed herewith).*
(vii) Restricted Share Units with Time Vesting (granted in 2010 and 2011) (File No. 001-09553) (filed herewith).*

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
(e)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part A was amended by Amendment No. 1 as of January 1, 2009) (as Part B was amended by Amendment No. 1 as of July 1, 2010 and August 15, 2010, by Amendment No. 2 as of January 1, 2011, and by Amendment No. 3 as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553).*
(f)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001-09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553).*
(g)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001-09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553).*
	(h)	Summary of CBS Corporation Compensation for Outside Directors (filed herewith).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(i)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed September 18, 2009) (File No. 001-09553).*
(j)
Former Viacom Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(k)
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
CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through February 3, 2011) (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553).*
	(m)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through February 1, 2012) (filed herewith).*
(n)
Employment Agreement dated December 29, 2005 between CBS Corporation and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 30, 2005) (File No. 001-09553), as amended by a Letter Agreement dated March 13, 2007 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed March 16, 2007) (File No. 001-09553), as amended by a 409A Letter Agreement dated December 10, 2008 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(o)
Employment Agreement dated February 23, 2010 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2009) (File No. 001-09553).*
(p)
Employment Agreement dated as of October 1, 2011 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 7, 2011) (File No. 001-09553).*
(q)
Employment Agreement dated February 3, 2011 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed February 4, 2011) (File No. 001-09553).*
(r)
Employment Agreement dated as of February 3, 2011 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2011) (File No. 001-09553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(s)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
(i)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(r)(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of July 1, 2010 and August 15, 2010, by Amendment No. 2 as of January 1, 2011, and by Amendment No. 3 as of January 1, 2009) (incorporated by reference to Exhibit 10(t)(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553).*
(ii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(r)(ii) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(t)(ii) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553).*
(iii)
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
Westinghouse Executive Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(w)(x) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(r)(v) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(t)(v) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(t)	CBS Corporation Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
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
(v)
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 21, 2005) (File No. 001-09553).
(w)
Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed January 5, 2006) (File No. 001-09553).
(12)		Statement re Computations of Ratios (filed herewith).
(21)		Subsidiaries of CBS Corporation (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(101)	101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

CBS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions	Balance at End of Period

Allowance for doubtful
accounts:
Year ended December 31, 2011	$131	$—	$30	$9	$56	$114
Year ended December 31, 2010	$143	$—	$43	$1	$56	$131
Year ended December 31, 2009	$144	$—	$47	$1	$49	$143
Valuation allowance on
deferred tax assets:
Year ended December 31, 2011	$339	$—	$2	$—	$—	$341
Year ended December 31, 2010	$225	$—	$114	$—	$—	$339
Year ended December 31, 2009	$191	$—	$34	$—	$—	$225
Reserves for inventory
obsolescence:
Year ended December 31, 2011	$22	$—	$14	$—	$9	$27
Year ended December 31, 2010	$29	$—	$10	$—	$17	$22
Year ended December 31, 2009	$27	$—	$18	$—	$16	$29

(a)
Primarily reflects reclasses from other balance sheet accounts.

F-1