Form 10-Q
period 2012-03-31
CBS CORP
filed 2012-05-01
CIK 813828

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Number of shares of common stock outstanding at April 30, 2012:

        Class A Common Stock, par value $.001 per share—43,444,102

        Class B Common Stock, par value $.001 per share—604,697,329

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,

	2012		2011

Revenues		$3,924		$3,510

Expenses:
Operating		2,461		2,276
Selling, general and administrative		679		658
Impairment charges (Note 3)		11		—
Depreciation and amortization		131		139

Total expenses		3,282		3,073

Operating income		642		437
Interest expense		(110)		(110)
Interest income		2		2
Gain on early extinguishment of debt (Note 6)		25		—
Other items, net		12		9

Earnings before income taxes and equity in loss of investee companies		571		338
Provision for income taxes		(203)		(122)
Equity in loss of investee companies, net of tax		(5)		(14)

Net earnings		$363		$202

Basic net earnings per common share	$	..56	$	..30
Diluted net earnings per common share	$	..54	$	..29
Weighted average number of common shares outstanding:
Basic		650		674
Diluted		667		693
Dividends per common share	$	..10	$	..05

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended March 31,
	2012	2011

Net earnings	$363	$202

Other comprehensive income, net of tax:
Cumulative translation adjustments	10	13
Amortization of net actuarial loss and prior service cost	8	7
Unrealized gain on securities	1	—

Other comprehensive income, net of tax	19	20

Comprehensive income	$382	$222

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2012	At December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$794	$660
Receivables, less allowances of $112 (2012) and $114 (2011)	3,332	3,254
Programming and other inventory (Note 4)	574	735
Deferred income tax assets, net	324	319
Prepaid income taxes	—	10
Prepaid expenses	299	213
Other current assets	449	343
Current assets of discontinued operations	11	9

Total current assets	5,783	5,543

Property and equipment:
Land	330	329
Buildings	712	714
Capital leases	201	200
Advertising structures	2,106	2,069
Equipment and other	2,023	2,022

	5,372	5,334
Less accumulated depreciation and amortization	2,914	2,824

Net property and equipment	2,458	2,510

Programming and other inventory (Note 4)	1,425	1,496
Goodwill	8,630	8,620
Intangible assets (Note 3)	6,555	6,526
Other assets	1,474	1,434
Assets of discontinued operations	68	68

Total Assets	$26,393	$26,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$339	$410
Accrued compensation	227	403
Participants' share and royalties payable	892	938
Program rights	784	577
Deferred revenue	262	253
Income taxes payable	169	—
Current portion of long-term debt (Note 6)	22	24
Accrued expenses and other current liabilities	1,443	1,316
Current liabilities of discontinued operations	12	12

Total current liabilities	4,150	3,933

Long-term debt (Note 6)	5,902	5,958
Pension and postretirement benefit obligations	1,832	1,839
Deferred income tax liabilities, net	993	1,025
Other liabilities	3,330	3,351
Liabilities of discontinued operations	182	183
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 44 (2012 and 2011) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 776 (2012) and 769 (2011) shares issued	1	1
Additional paid-in capital	43,376	43,395
Accumulated deficit	(27,980)	(28,343)
Accumulated other comprehensive loss	(420)	(439)

	14,977	14,614
Less treasury stock, at cost; 171 (2012) and 162 (2011) Class B Shares	4,973	4,706

Total Stockholders' Equity	10,004	9,908

Total Liabilities and Stockholders' Equity	$26,393	$26,197

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2012	2011

Operating Activities:
Net earnings	$363	$202
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	131	139
Stock-based compensation	42	34
Impairment charges	11	—
Gain on early extinguishment of debt	(25)	—
Equity in loss of investee companies, net of tax and distributions	6	16
Change in assets and liabilities, net of effects of acquisitions	118	503

Net cash flow provided by operating activities	646	894

Investing Activities:
Acquisitions, net of cash acquired	(69)	(53)
Capital expenditures	(39)	(41)
Investments in and advances to investee companies	(34)	(26)
Proceeds from dispositions	—	13
Other investing activities	2	4

Net cash flow used for investing activities	(140)	(103)

Financing Activities:
Proceeds from issuance of notes	690	—
Repayment of notes	(700)	(2)
Payment of capital lease obligations	(5)	(4)
Payment of contingent consideration	(33)	—
Dividends	(69)	(37)
Purchase of Company common stock	(260)	(250)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(87)	(46)
Proceeds from exercise of stock options	36	10
Excess tax benefit from stock-based compensation	56	35
Other financing activities	—	(5)

Net cash flow used for financing activities	(372)	(299)

Net increase in cash and cash equivalents	134	492
Cash and cash equivalents at beginning of period	660	480

Cash and cash equivalents at end of period	$794	$972

Supplemental disclosure of cash flow information
Cash paid for interest	$103	$104
Cash paid for income taxes	$21	$19

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

Basis of Presentation—The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates—The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2012 and 2011, stock options to purchase 12 million and 26 million shares of Class B Common Stock, respectively, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended March 31,

(in millions)	2012	2011

Weighted average shares for basic EPS	650	674
Dilutive effect of shares issuable under stock-based compensation plans	17	19

Weighted average shares for diluted EPS	667	693

Collaborative Arrangements—Collaborative arrangements primarily consist of joint efforts with third parties to produce and distribute programming such as television series and live sporting events, including the 14-year agreement between the Company and Turner Broadcasting System, Inc. to telecast the NCAA Division I Men's Basketball Championship ("NCAA Tournament"). In connection with this agreement for the NCAA Tournament, advertisements aired on CBS Television Network are recorded as revenues and the Company's share of the program rights fees and other operating costs are recorded as operating expenses.

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

Additional Paid-In Capital—For the three months ended March 31, 2012 and 2011, the Company recorded dividends of $66 million and $34 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards

Fair Value Measurements

During the first quarter of 2012, the Company adopted the Financial Accounting Standards Board's ("FASB") amended guidance which clarifies the FASB's intent about the application of existing fair value measurement requirements and changes certain principles and requirements for measuring fair value and for disclosing information about fair value measurements. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,

	2012	2011

RSUs and PSUs	$30	$25
Stock options and equivalents	12	9

Stock-based compensation expense, before income taxes	42	34
Related tax benefit	(16)	(13)

Stock-based compensation expense, net of tax benefit	$26	$21

During the three months ended March 31, 2012, the Company granted 4 million RSUs with a weighted average per unit grant date fair value of $29.28. RSU grants during the first quarter of 2012 generally vest over a one-to-four-year service period. Certain RSU awards are also subject to satisfying performance conditions. The number of shares that will be issued upon vesting of RSU awards with performance conditions can range from 0% to 120% of the target award, based on the achievement of established operating performance goals. During the three months ended March 31, 2012, the Company also granted 3 million stock options with a weighted average exercise price of $29.44. Stock option grants during the first quarter of 2012 generally vest over a three-to-four-year service period and expire eight years from the date of grant.

Total unrecognized compensation cost related to non-vested RSUs at March 31, 2012 was $230 million, which is expected to be expensed over a weighted average period of 2.7 years. Total unrecognized compensation cost related to non-vested stock option awards at March 31, 2012 was $87 million, which is expected to be expensed over a weighted average period of 2.8 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At March 31, 2012	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$895	$(612)	$283
Franchise agreements	489	(301)	188
Other intangible assets	363	(243)	120

Total intangible assets subject to amortization	1,747	(1,156)	591
FCC licenses	5,795	—	5,795
Trade names	169	—	169

Total intangible assets	$7,711	$(1,156)	$6,555

At December 31, 2011	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$882	$(590)	$292
Franchise agreements	487	(292)	195
Other intangible assets	376	(244)	132

Total intangible assets subject to amortization	1,745	(1,126)	619
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,652	$(1,126)	$6,526

Amortization expense was $27 million and $31 million for the three months ended March 31, 2012 and 2011, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2012 through 2016, to be as follows:

	2012	2013	2014	2015	2016

Amortization expense	$102	$89	$79	$69	$61

In April 2012, the Company signed a definitive agreement for the sale of its five owned radio stations in West Palm Beach for $50 million. During the first quarter of 2012, in connection with the sale, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At March 31, 2012	At December 31, 2011

Program rights	$1,120	$1,333
Television programming:
Released (including acquired libraries)	614	628
In process and other	162	170
Theatrical programming:
Released	19	15
In process and other	21	25
Publishing, primarily finished goods	62	59
Other	1	1

Total programming and other inventory	1,999	2,231
Less current portion	574	735

Total noncurrent programming and other inventory	$1,425	$1,496

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2012, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc., primarily MTV Networks and BET Networks. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures and MTV Networks. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $64 million and $51 million for the three months ended March 31, 2012 and 2011, respectively.

The Company places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million for both the three months ended March 31, 2012 and 2011.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from and due to Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets.

	At March 31, 2012	At December 31, 2011

Amounts due from Viacom Inc.
Receivables	$105	$102
Other assets (Receivables, noncurrent)	179	198

Total amounts due from Viacom Inc.	$284	$300

Amounts due to Viacom Inc.
Accounts payable	$1	$3
Program rights	2	2

Total amounts due to Viacom Inc.	$3	$5

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $36 million and $33 million for the three months ended March 31, 2012 and 2011, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At March 31, 2012	At December 31, 2011

Senior debt (3.375% – 8.875% due 2012 – 2056) (a)	$5,871	$5,925
Obligations under capital leases	74	78

Total debt	5,945	6,003
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	5,924	5,982
Less current portion	22	24

Total long-term debt from continuing operations, net of current portion	$5,902	$5,958

  (a)
  At March 31, 2012 and December 31, 2011, the senior debt balances included (i) a net unamortized (discount) premium of $(2) million and $4 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $27 million and $75 million, respectively. The face value of the Company's senior debt was $5.85 billion at both March 31, 2012 and December 31, 2011.

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

At March 31, 2012, the Company classified $490 million of senior notes and debentures maturing in August 2012 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

During the first quarter of 2012, the Company issued $700 million of 3.375% senior notes due 2022. The net proceeds were used to redeem the Company's $700 million of 6.75% senior notes due 2056, resulting in a pre-tax gain on early extinguishment of debt of $25 million.

Credit Facility

At March 31, 2012, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At March 31, 2012, the Company's Consolidated Leverage Ratio was approximately 1.7x and Consolidated Coverage Ratio was approximately 8.3x.

The Consolidated Leverage Ratio reflects the ratio of the Company's indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company's Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items. The Consolidated Coverage Ratio reflects the ratio of Consolidated EBITDA to the Company's cash interest expense on indebtedness, adjusted to exclude certain capital lease obligations, in each case for the trailing four consecutive quarters.

The primary purpose of the Credit Facility is to support commercial paper borrowings. At March 31, 2012, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At March 31, 2012, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2012	2011	2012	2011

Components of net periodic cost:
Service cost	$9	$9	$—	$—
Interest cost	61	62	8	9
Expected return on plan assets	(62)	(59)	—	—
Amortization of actuarial loss (gain)	18	16	(4)	(2)

Net periodic cost	$26	$28	$4	$7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) STOCKHOLDERS' EQUITY

During the first quarter of 2012, the Company repurchased 9.0 million shares of CBS Corp. Class B Common Stock for $269 million, at an average cost of $30.03 per share. Since the inception of the share repurchase program in January of 2011, the Company has repurchased 51.2 million shares for $1.29 billion, at an average cost of $25.17 per share, leaving $1.71 billion of authorization remaining at March 31, 2012.

During the first quarter of 2012, the Company declared a quarterly cash dividend of $.10 per share on its Class A and Class B Common Stock payable on April 1, 2012. The total dividend was $66 million of which $65 million was paid on April 1, 2012 and $1 million was accrued to be paid upon vesting of RSUs. During the first quarter of 2012, the Company paid $69 million for the dividend declared during the fourth quarter of 2011 and for dividend payments on RSUs that vested during the first quarter of 2012.

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes for the three months ended March 31, 2012 increased to $203 million from $122 million for the same prior-year period, driven by the increase in earnings before income taxes. The Company's effective income tax rate was 36% for both the three months ended March 31, 2012 and 2011.

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

10) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2012, the outstanding letters of credit and surety bonds approximated $395 million and were not recorded on the Consolidated Balance Sheet.

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable under GAAP.

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. On May 24, 2011, the court granted the motion to dismiss and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 14, 2012, the Second Circuit heard oral argument on plaintiffs' appeal.

E-books Matters.    A number of lawsuits described below are pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

On April 10, 2012, for purposes of settlement and without any admission of liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. The Stipulation, which is subject to final approval by the court, does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period and certain compliance practices for a five year period.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Commencing on February 24, 2012, similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions. On April 11, 2012, a number of states and the Commonwealth of Puerto Rico filed an antitrust action against several of the Publishing parties in Texas federal court, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. Simon & Schuster intends to vigorously defend itself in the MDL, Canadian and States litigations.

In addition, the competition authority in the European Community is conducting a competition investigation of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with this investigation.

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

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the Super Bowl Proceeding on February 23, 2010. On May 18, 2010 and on December 22, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs. On November 2, 2011, the Third Circuit upheld its earlier decision to vacate the FCC's order to have the Company pay the $550,000 forfeiture. On April 17, 2012, the FCC filed a petition for certiorari with the United States Supreme Court seeking review of the Third Circuit decision.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2012, the Company had pending approximately 48,650 asbestos claims, as compared with approximately 50,090 as of December 31, 2011 and 52,230 as of March 31, 2011. During the first quarter of 2012, the Company received approximately 1,090 new claims and closed or moved to an inactive docket approximately 2,530 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2011 and 2010 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $33 million and $14 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

11) RESTRUCTURING CHARGES

During the year ended December 31, 2011, in a continued effort to reduce its cost structure, the Company initiated restructuring plans, which primarily included relocation or closure of certain business activities, as well as other exit activities. As a result, the Company recorded restructuring charges of $46 million, reflecting $34 million of costs associated with exiting contractual obligations and $12 million of severance costs. During the year ended December 31, 2010, the Company recorded restructuring charges of $81 million, reflecting $66 million of severance costs and $15 million of contract termination and other associated costs. As of March 31, 2012, the cumulative amount paid for the 2011 and 2010 restructuring charges was $85 million, of which $67 million was for the severance costs and $18 million was related to contract termination and other associated costs. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2011	First Quarter 2012 Payments	Balance at March 31, 2012

Entertainment	$42	$(7)	$35
Cable Networks	1	—	1
Publishing	2	(1)	1
Local Broadcasting	2	—	2
Outdoor	5	(2)	3

Total	$52	$(10)	$42

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investments	$70	$—	$—	$70
Foreign currency hedges	—	2	—	2

Total Assets	$70	$2	$—	$72

Liabilities:
Deferred compensation	$—	$183	$—	$183
Foreign currency hedges	—	1	—	1

Total Liabilities	$—	$184	$—	$184

At December 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Investments	$61	$—	$—	$61
Foreign currency hedges	—	4	—	4

Total Assets	$61	$4	$—	$65

Liabilities:
Deferred compensation	$—	$173	$—	$173

Total Liabilities	$—	$173	$—	$173

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At March 31, 2012 and December 31, 2011, the carrying value of senior debt was $5.87 billion and $5.93 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $6.88 billion and $6.86 billion, respectively.

13) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable segment. The Company's operating segments, which are the same as its reportable segments, have been determined in accordance with the Company's internal management structure, which is organized based upon products and services.

	Three Months Ended March 31,

	2012	2011

Revenues:
Entertainment	$2,318	$1,994
Cable Networks	452	393
Publishing	176	155
Local Broadcasting	622	621
Outdoor	416	413
Eliminations	(60)	(66)

Total Revenues	$3,924	$3,510

Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended March 31,

	2012	2011

Intercompany Revenues:
Entertainment	$53	$55
Local Broadcasting	4	5
Outdoor	3	6

Total Intercompany Revenues	$60	$66

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

	Three Months Ended March 31,

	2012	2011

Segment OIBDA before Impairment Charges:
Entertainment	$411	$268
Cable Networks	209	153
Publishing	10	7
Local Broadcasting	171	169
Outdoor	53	49
Corporate	(58)	(52)
Residual costs	(12)	(19)
Eliminations	—	1

OIBDA before Impairment Charges	784	576
Impairment charges	(11)	—
Depreciation and amortization	(131)	(139)

Total Operating Income	642	437
Interest expense	(110)	(110)
Interest income	2	2
Gain on early extinguishment of debt	25	—
Other items, net	12	9

Earnings before income taxes and equity in loss of investee companies	571	338
Provision for income taxes	(203)	(122)
Equity in loss of investee companies, net of tax	(5)	(14)

Net earnings	$363	$202

	Three Months Ended March 31,

	2012	2011

Operating Income (Loss):
Entertainment	$370	$230
Cable Networks	204	147
Publishing	8	5
Local Broadcasting	138	143
Outdoor	(2)	(12)
Corporate	(64)	(58)
Residual costs	(12)	(19)
Eliminations	—	1

Total Operating Income	$642	$437

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,

	2012	2011

Depreciation and Amortization:
Entertainment	$41	$38
Cable Networks	5	6
Publishing	2	2
Local Broadcasting	22	26
Outdoor	55	61
Corporate	6	6

Total Depreciation and Amortization	$131	$139

	Three Months Ended March 31,

	2012	2011

Stock-based Compensation:
Entertainment	$13	$12
Cable Networks	1	1
Publishing	1	1
Local Broadcasting	6	5
Outdoor	2	1
Corporate	19	14

Total Stock-based Compensation	$42	$34

	Three Months Ended March 31,

	2012	2011

Capital Expenditures:
Entertainment	$17	$14
Cable Networks	1	2
Publishing	—	—
Local Broadcasting	10	12
Outdoor	11	12
Corporate	—	1

Total Capital Expenditures	$39	$41

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At March 31, 2012	At December 31, 2011

Assets:
Entertainment	$8,739	$8,471
Cable Networks	1,676	1,679
Publishing	959	1,091
Local Broadcasting	9,595	9,626
Outdoor	4,087	4,092
Corporate	1,381	1,262
Discontinued operations	79	77
Eliminations	(123)	(101)

Total Assets	$26,393	$26,197

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

	Statement of Operations For the Three Months Ended March 31, 2012
	CBS Corp.	CBS Operations Inc.	Non Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$32	$67	$3,825	$—	$3,924

Expenses:
Operating	18	44	2,399	—	2,461
Selling, general and administrative	22	64	593	—	679
Impairment charges	—	—	11	—	11
Depreciation and amortization	1	4	126	—	131

Total expenses	41	112	3,129	—	3,282

Operating income (loss)	(9)	(45)	696	—	642
Interest (expense) income, net	(129)	(86)	107	—	(108)
Gain on early extinguishment of debt	25	—	—	—	25
Other items, net	1	(3)	14	—	12

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(112)	(134)	817	—	571
(Provision) benefit for income taxes	40	47	(290)	—	(203)
Equity in earnings (loss) of investee companies, net of tax	435	332	(5)	(767)	(5)

Net earnings	$363	$245	$522	$(767)	$363

Comprehensive income	$382	$239	$539	$(778)	$382

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended March 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$32	$28	$3,450	$—	$3,510

Expenses:
Operating	18	22	2,236	—	2,276
Selling, general and administrative	28	57	573	—	658
Depreciation and amortization	1	4	134	—	139

Total expenses	47	83	2,943	—	3,073

Operating income (loss)	(15)	(55)	507	—	437
Interest (expense) income, net	(129)	(84)	105	—	(108)
Other items, net	1	(2)	10	—	9

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(143)	(141)	622	—	338
(Provision) benefit for income taxes	48	48	(218)	—	(122)
Equity in earnings (loss) of investee companies, net of tax	297	248	(14)	(545)	(14)

Net earnings	$202	$155	$390	$(545)	$202

Comprehensive income	$222	$150	$408	$(558)	$222

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At March 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$429	$1	$364	$—	$794
Receivables, net	24	80	3,228	—	3,332
Programming and other inventory	6	5	563	—	574
Prepaid expenses and other current assets	60	82	961	(20)	1,083

Total current assets	519	168	5,116	(20)	5,783

Property and equipment	46	101	5,225	—	5,372
Less accumulated depreciation and amortization	14	59	2,841	—	2,914

Net property and equipment	32	42	2,384	—	2,458

Programming and other inventory	6	96	1,323	—	1,425
Goodwill	98	62	8,470	—	8,630
Intangible assets	—	—	6,555	—	6,555
Investments in consolidated subsidiaries	36,908	8,303	—	(45,211)	—
Other assets	185	20	1,337	—	1,542
Intercompany	—	3,879	14,770	(18,649)	—

Total Assets	$37,748	$12,570	$39,955	$(63,880)	$26,393

Liabilities and Stockholders' Equity
Accounts payable	$2	$6	$331	$—	$339
Participants' share and royalties payable	—	32	860	—	892
Program rights	7	4	773	—	784
Current portion of long-term debt	5	—	17	—	22
Accrued expenses and other current liabilities	466	220	1,449	(22)	2,113

Total current liabilities	480	262	3,430	(22)	4,150

Long-term debt	5,793	—	109	—	5,902
Other liabilities	3,126	417	2,794	—	6,337
Intercompany	18,345	—	—	(18,345)	—
Stockholders' Equity:
Preferred Stock	—	—	128	(128)	—
Common Stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,376	—	61,690	(61,690)	43,376
Retained earnings (deficit)	(27,980)	12,105	(24,844)	12,739	(27,980)
Accumulated other comprehensive income (loss)	(420)	(6)	312	(306)	(420)

	14,977	12,222	38,422	(50,644)	14,977
Less treasury stock, at cost	4,973	331	4,800	(5,131)	4,973

Total Stockholders' Equity	10,004	11,891	33,622	(45,513)	10,004

Total Liabilities and Stockholders' Equity	$37,748	$12,570	$39,955	$(63,880)	$26,393

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(102)	$(115)	$863	$—	$646

Investing Activities:
Acquisitions, net of cash acquired	—	—	(69)	—	(69)
Capital expenditures	—	—	(39)	—	(39)
Investments in and advances to investee companies	—	—	(34)	—	(34)
Other investing activities	—	4	(2)	—	2

Net cash flow provided by (used for) investing activities	—	4	(144)	—	(140)

Financing Activities:
Proceeds from issuance of notes	690	—	—	—	690
Repayment of notes	(700)	—	—	—	(700)
Payment of capital lease obligations	—	—	(5)	—	(5)
Payment of contingent consideration	—	—	(33)	—	(33)
Dividends	(69)	—	—	—	(69)
Purchase of Company common stock	(260)	—	—	—	(260)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(87)	—	—	—	(87)
Proceeds from exercise of stock options	36	—	—	—	36
Excess tax benefit from stock-based compensation	56	—	—	—	56
Increase (decrease) in intercompany payables	731	111	(842)	—	—

Net cash flow provided by (used for) financing activities	397	111	(880)	—	(372)

Net increase (decrease) in cash and cash equivalents	295	—	(161)	—	134
Cash and cash equivalents at beginning of period	134	1	525	—	660

Cash and cash equivalents at end of period	$429	$1	$364	$—	$794

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months ended March 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(116)	$(99)	$1,109	$—	$894

Investing Activities:
Acquisitions, net of cash acquired	—	—	(53)	—	(53)
Capital expenditures	—	(1)	(40)	—	(41)
Investments in and advances to investee companies	—	—	(26)	—	(26)
Proceeds from dispositions	—	—	13	—	13
Other investing activities	—	4	—	—	4

Net cash flow provided by (used for) investing activities	—	3	(106)	—	(103)

Financing Activities:
Repayment of notes	—	—	(2)	—	(2)
Payment of capital lease obligations	—	—	(4)	—	(4)
Dividends	(37)	—	—	—	(37)
Purchase of Company common stock	(250)	—	—	—	(250)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(46)	—	—	—	(46)
Proceeds from exercise of stock options	10	—	—	—	10
Excess tax benefit from stock-based compensation	35	—	—	—	35
Other financing activities	(5)	—	—	—	(5)
Increase (decrease) in intercompany payables	883	96	(979)	—	—

Net cash flow provided by (used for) financing activities	590	96	(985)	—	(299)

Net increase in cash and cash equivalents	474	—	18	—	492
Cash and cash equivalents at beginning of period	105	1	374	—	480

Cash and cash equivalents at end of period	$579	$1	$392	$—	$972

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.
              (Tabular dollars in millions, except per share amounts)

Management's discussion and analysis of the results of operations and financial condition of CBS Corporation (the "Company" or "CBS Corp.") should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview

CBS Corporation's first quarter 2012 revenues of $3.92 billion, operating income of $642 million and diluted earnings per share of $.54, each reflect the Company's highest first quarter results since becoming a separate publicly traded company in 2006.

Revenues of $3.92 billion for the first quarter of 2012 increased 12% from $3.51 billion for the same prior-year period, led by 39% growth in content licensing and distribution revenues, driven by digital streaming agreements and higher domestic and international syndication sales. Affiliate and subscription fee revenues increased 7% reflecting higher cable network and retransmission revenues. In addition, advertising revenues grew 5%, mainly driven by rate increases for network primetime and sports advertising, as well as the benefit from the timing of the semifinals of the NCAA Division I Men's Basketball Championship ("NCAA Tournament") which aired in the first quarter of 2012 versus the second quarter of 2011.

Operating income for the first quarter of 2012 of $642 million increased 47% from $437 million for the first quarter of 2011, with improvement in operating income margins of four percentage points to 16% in 2012 from 12% in 2011. These increases were primarily driven by growth in high-margin revenue streams. Operating income includes a noncash impairment charge of $11 million related to radio station divestitures. The Company reported first quarter diluted earnings per share of $.54 for 2012, up 86% from $.29 per diluted share for 2011, driven by the increase in operating income and lower weighted average shares outstanding, reflecting the impact of share repurchases.

During the first quarter of 2012, the Company issued $700 million of 3.375% senior notes due 2022 and used the net proceeds to redeem its $700 million of 6.75% senior notes due 2056. These transactions will result in annualized interest expense savings of approximately $22 million, which began to benefit the Company in the second quarter of 2012.

Also during the quarter, the Company repurchased 9.0 million shares of its Class B Common Stock for $269 million, at an average cost of $30.03 per share. Since the inception of the share repurchase program in the first quarter of 2011, the Company has repurchased 51.2 million shares of Class B Common Stock for $1.29 billion, at an average cost of $25.17 per share, leaving $1.71 billion of authorization remaining at March 31, 2012.

The Company ended the first quarter with $794 million of cash on hand, an increase of $134 million from December 31, 2011. Free cash flow for the first quarter of 2012 was $607 million compared to $853 million for the same prior-year period. The Company generated net cash flow from operating activities of $646 million for the three months ended March 31, 2012 versus $894 million for the comparable prior-year period.

Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by (used for) operating activities less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on page 33 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States ("GAAP"), to free cash flow.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

Revenues

The following table presents the Company's consolidated revenues by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2012		2011		$	%

Advertising	$2,398	61%	$2,292	65%	$106	5%
Content licensing and distribution	1,017	26	734	21	283	39
Affiliate and subscription fees	455	12	426	12	29	7
Other	54	1	58	2	(4)	(7)

Total Revenues	$3,924	100%	$3,510	100%	$414	12%

Advertising sales increased $106 million, or 5%, to $2.40 billion for the three months ended March 31, 2012, primarily driven by the timing of the semifinals of the NCAA Tournament, which aired in the first quarter of 2012 versus the second quarter of 2011, as well as pricing increases for network primetime and sports advertising.

Content licensing and distribution revenues increased $283 million, or 39%, to $1.02 billion for the three months ended March 31, 2012, reflecting growth in both domestic and international television license fees, driven by the impact of licensing agreements for digital streaming and higher syndication sales. Results also reflect 14% higher Publishing revenues driven by the strength of best selling titles.

Affiliate and subscription fees increased $29 million, or 7%, to $455 million for the three months ended March 31, 2012 primarily due to growth in subscriptions and rate increases at Showtime Networks and higher retransmission revenues.

International Revenues

The Company generated approximately 16% of its total revenues from international regions for both the three months ended March 31, 2012 and 2011.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

The following table presents the Company's consolidated operating expenses by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2012		2011		$	%

Programming	$1,019	41%	$923	41%	$96	10%
Production	578	24	529	23	49	9
Billboard, transit and other occupancy	244	10	247	11	(3)	(1)
Participation, distribution and royalty	230	9	193	8	37	19
Other	390	16	384	17	6	2

Total Operating Expenses	$2,461	100%	$2,276	100%	$185	8%

Programming expenses for the three months ended March 31, 2012 increased $96 million, or 10%, to $1.02 billion, primarily driven by higher sports programming costs associated with the increase in revenues, including the timing of the semifinals of the NCAA Tournament, which aired in the first quarter of 2012 versus the second quarter of 2011.

Production expenses for the three months ended March 31, 2012 increased $49 million, or 9%, to $578 million, primarily driven by higher production costs associated with increased revenues from television licensing arrangements.

Billboard, transit and other occupancy expenses for the three months ended March 31, 2012 decreased $3 million, or 1%, to $244 million, reflecting lower occupancy expenses from the impact of cost-savings initiatives.

Participation, distribution and royalty costs for the three months ended March 31, 2012 increased $37 million, or 19%, to $230 million, principally due to higher participations associated with higher revenues from the licensing of titles for digital streaming and higher royalty expense associated with publishing revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $21 million, or 3%, to $679 million for the three months ended March 31, 2012, primarily due to higher costs for legal matters and expense increases associated with the Company's higher stock price. Pension and postretirement benefits costs decreased $5 million to $30 million for the three months ended March 31, 2012 from $35 million for the same prior-year period principally due to the benefit from pre-funding pension plans in 2011. SG&A expenses as a percentage of revenues were 17% and 19% for the three months ended March 31, 2012 and 2011, respectively.

Impairment Charges

In April 2012, the Company signed a definitive agreement for the sale of its five owned radio stations in West Palm Beach for $50 million. During the first quarter of 2012, in connection with the sale, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation and Amortization

For the three months ended March 31, 2012, depreciation and amortization decreased $8 million, or 6%, to $131 million, reflecting reduced capital expenditures in recent years.

Interest Expense

For the three months ended March 31, 2012, interest expense remained flat at $110 million compared to the same prior-year period. The Company had $5.92 billion of debt outstanding at March 31, 2012 and $5.99 billion at March 31, 2011, at weighted average interest rates of 6.5% and 6.9%, respectively. During the first quarter, the Company issued $700 million of 3.375% senior notes and used the net proceeds to redeem its $700 million of 6.75% senior notes, which will result in annualized interest expense savings of approximately $22 million, beginning in the second quarter of 2012.

Interest Income

For the three months ended March 31, 2012, interest income remained flat at $2 million compared to the same prior-year period.

Gain on Early Extinguishment of Debt

For the three months ended March 31, 2012, gain on early extinguishment of debt of $25 million reflected the pre-tax gain recognized upon the redemption of the Company's $700 million of 6.75% senior notes due 2056.

Other Items, Net

For the three months ended March 31, 2012 and 2011, "Other items, net" consisted of foreign exchange gains of $12 million and $9 million, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2012 increased to $203 million from $122 million for the same prior-year period, driven by the increase in earnings before income taxes. The Company's effective income tax rate was 36% for both the three months ended March 31, 2012 and 2011.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended March 31, 2012, equity in loss of investee companies, net of tax, improved by $9 million to a loss of $5 million, reflecting the Company's share of the operating results of its equity investments.

Net Earnings

For the three months ended March 31, 2012, net earnings of $363 million increased $161 million, or 80%, from $202 million for the same prior-year period, principally driven by the growth in operating income.

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

	Three Months Ended March 31,
	2012	2011

Net cash flow provided by operating activities	$646	$894
Capital expenditures	(39)	(41)

Free cash flow	$607	$853

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges" or "Segment OIBDA" if there is no impairment charge), operating income (loss), and depreciation and amortization by segment, for the three months ended March 31, 2012 and 2011. The Company presents Segment OIBDA before Impairment Charges (or Segment OIBDA) as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the Company's consolidated Net earnings (loss) is presented in Note 13 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended March 31,

	2012	2011

Revenues:
Entertainment	$2,318	$1,994
Cable Networks	452	393
Publishing	176	155
Local Broadcasting	622	621
Outdoor	416	413
Eliminations	(60)	(66)

Total Revenues	$3,924	$3,510

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,

	2012	2011

Segment OIBDA before Impairment Charges:
Entertainment	$411	$268
Cable Networks	209	153
Publishing	10	7
Local Broadcasting	171	169
Outdoor	53	49
Corporate	(58)	(52)
Residual costs	(12)	(19)
Eliminations	—	1

OIBDA before Impairment Charges	784	576
Impairment charges	(11)	—
Depreciation and amortization	(131)	(139)

Total Operating Income	$642	$437

Operating Income (Loss):
Entertainment	$370	$230
Cable Networks	204	147
Publishing	8	5
Local Broadcasting	138	143
Outdoor	(2)	(12)
Corporate	(64)	(58)
Residual costs	(12)	(19)
Eliminations	—	1

Total Operating Income	$642	$437

Depreciation and Amortization:
Entertainment	$41	$38
Cable Networks	5	6
Publishing	2	2
Local Broadcasting	22	26
Outdoor	55	61
Corporate	6	6

Total Depreciation and Amortization	$131	$139

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

(Contributed 59% to consolidated revenues for the three months ended March 31, 2012 versus 57% for the comparable prior-year period.)

	Three Months Ended March 31,

	2012	2011

Revenues	$2,318	$1,994

OIBDA	$411	$268
Depreciation and amortization	(41)	(38)

Operating income	$370	$230

OIBDA as a % of revenues	18%	13%
Operating income as a % of revenues	16%	12%
Capital expenditures	$17	$14

For the three months ended March 31, 2012, Entertainment revenues increased 16% to $2.32 billion from $1.99 billion for the same prior-year period. This growth was led by 37% higher revenues from content licensing and distribution, driven by licensing agreements for digital streaming and higher domestic and international syndication sales, 8% higher advertising revenues, and increases in retransmission revenues. Advertising revenue growth was led by pricing increases for network primetime and sports advertising, as well as the timing of the semifinals of the NCAA Tournament, which aired during the first quarter of 2012 versus the second quarter of 2011. Approximately four percentage points of the advertising growth is attributable to the timing of the NCAA Tournament.

For the three months ended March 31, 2012, Entertainment operating income increased $140 million, or 61%, to $370 million and OIBDA increased $143 million, or 53%, to $411 million with improved operating income and OIBDA margins of four percentage points and five percentage points to 16% and 18%, respectively. The operating income and OIBDA increases and strong margin growth were driven by increases in high-margin revenues, partially offset by higher sports programming costs primarily associated with the timing of the semifinals of the NCAA Tournament.

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 12% to consolidated revenues for the three months ended March 31, 2012 versus 11% for the comparable prior-year period.)

	Three Months Ended March 31,

	2012	2011

Revenues	$452	$393

OIBDA	$209	$153
Depreciation and amortization	(5)	(6)

Operating income	$204	$147

OIBDA as a % of revenues	46%	39%
Operating income as a % of revenues	45%	37%
Capital expenditures	$1	$2

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended March 31, 2012, Cable Networks revenues increased 15% to $452 million from $393 million for the same prior-year period driven by higher licensing revenues from digital streaming, international syndication and home entertainment sales of Showtime original series. Revenue growth also reflects higher affiliate revenues mainly driven by rate increases and growth in subscriptions at Showtime Networks and Smithsonian Networks. As of March 31, 2012 subscriptions totaled 73 million for Showtime Networks, including Showtime, The Movie Channel and Flix, 45 million for CBS Sports Network and 14 million for Smithsonian Networks.

For the three months ended March 31, 2012, Cable Networks operating income increased $57 million, or 39%, to $204 million and OIBDA increased $56 million, or 37%, to $209 million from the same prior-year period, with improved operating income and OIBDA margins of eight percentage points and seven percentage points to 45% and 46%, respectively. This strong growth was driven by the increase in revenues as well as a decline in advertising and theatrical programming expenses as a result of the timing of programming exhibited on Showtime. Programming expenses are recognized in the period the program is exhibited which may cause fluctuations and impact the comparability of future operating income and operating income margins on a quarterly basis.

Publishing (Simon & Schuster)

(Contributed 4% to consolidated revenues for both the three months ended March 31, 2012 and 2011.)

	Three Months Ended March 31,

	2012	2011

Revenues	$176	$155

OIBDA	$10	$7
Depreciation and amortization	(2)	(2)

Operating income	$8	$5

OIBDA as a % of revenues	6%	5%
Operating income as a % of revenues	5%	3%
Capital expenditures	$—	$—

For the three months ended March 31, 2012, Publishing revenues increased 14% to $176 million from $155 million for the same prior-year period reflecting strong growth in digital sales, as well as higher print book sales. Sales of digital content increased 64% and represented approximately 26% of total Publishing revenues in the first quarter of 2012. Best selling titles in the first quarter of 2012 include Kill Shot by Vince Flynn and Lone Wolf by Jodi Picoult. The first quarter of 2012 also benefited from the continued success of fourth quarter 2011 releases Steve Jobs by Walter Isaacson and 11/22/63 by Stephen King.

For the three months ended March 31, 2012, Publishing operating income increased $3 million to $8 million and OIBDA increased $3 million to $10 million from the same prior-year period, driven by the revenue growth, partially offset by higher costs related to legal matters.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 16% to consolidated revenues for the three months ended March 31, 2012 versus 18% for the comparable prior-year period.)

	Three Months Ended March 31,

	2012	2011

Revenues	$622	$621

OIBDA before impairment charges	$171	$169
Impairment charges	(11)	—
Depreciation and amortization	(22)	(26)

Operating income	$138	$143

OIBDA before impairment charges as a % of revenues	27%	27%
Operating income as a % of revenues	22%	23%
Capital expenditures	$10	$12

For the three months ended March 31, 2012, Local Broadcasting revenues of $622 million remained flat compared with the same prior-year period. Increased spending by automotive manufacturers and retailers, as well as higher retransmission revenues, were offset by lower advertising spending from the utilities and service industries. For the first quarter of 2012, CBS Television Stations revenues increased 2% from the same quarter last year, while CBS Radio revenues decreased 2%.

For the three months ended March 31, 2012, Local Broadcasting operating income decreased $5 million, or 3%, to $138 million from $143 million for the same prior-year period. Included in 2012 operating income was a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill in connection with the sale of certain radio stations. Local Broadcasting OIBDA before impairment charges increased $2 million, or 1%, to $171 million from $169 million for the same prior-year period, primarily driven by the revenue growth.

Acquisitions

On March 30, 2012, the Company completed the acquisition of WLNY-TV, an independent television station in New York.

On January 25, 2012, the Company completed the acquisition of WFSI-FM (now known as WLZL-FM), a radio station in the Washington, D.C. area.

Dispositions

In April 2012, the Company signed a definitive agreement for the sale of its five owned radio stations in West Palm Beach for $50 million. During the first quarter of 2012, in connection with the sale, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

(Contributed 11% to consolidated revenues for the three months ended March 31, 2012 versus 12% for the comparable prior-year period.)

	Three Months Ended March 31,

	2012	2011

Revenues	$416	$413

OIBDA	$53	$49
Depreciation and amortization	(55)	(61)

Operating loss	$(2)	$(12)

OIBDA as a % of revenues	13%	12%
Capital expenditures	$11	$12

For the three months ended March 31, 2012, Outdoor revenues increased 1% to $416 million from $413 million for the same prior-year period, driven by increased revenues in the Americas (comprising North America and South America) partially offset by the unfavorable impact of foreign exchange rate changes. Revenues for the Americas increased 4% in constant dollars, reflecting growth in the U.S. billboards and displays businesses partially offset by the impact of the nonrenewal of the Toronto transit contract. This nonrenewal negatively affected the Americas revenue comparison by two percentage points. Revenues for Europe decreased 2% in constant dollars, principally driven by the nonrenewal of certain contracts as well as weakness in the European economy. Approximately 41% and 44% of Outdoor revenues were generated from regions outside the United States for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, Outdoor reported an operating loss of $2 million versus an operating loss of $12 million for the same prior-year period. Outdoor OIBDA increased $4 million, or 8%, to $53 million from $49 million for the same prior-year period principally due to the revenue growth.

Due to the challenging advertising marketplace worldwide, certain transit contracts, including the London Underground contract, are operating at their minimum guarantee levels.

Corporate

For the three months ended March 31, 2012, corporate expenses increased 10% to $64 million from $58 million for the same prior-year period, reflecting increased compensation expenses primarily associated with the Company's higher stock price.

Residual Costs

Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For the three months ended March 31, 2012, residual costs decreased 37% to $12 million from $19 million for the same prior-year period, primarily due to the benefit from the prefunding of pension plans during 2011.

Financial Position

Current assets increased by $240 million to $5.78 billion at March 31, 2012 from $5.54 billion at December 31, 2011, primarily due to an increase in cash and the timing of the broadcast of sports

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

programs, which increased receivables and decreased prepaid program rights. The allowance for doubtful accounts as a percentage of receivables was 3.3% and 3.4% at March 31, 2012 and December 31, 2011, respectively.

Net property and equipment of $2.46 billion at March 31, 2012 decreased $52 million from $2.51 billion at December 31, 2011, primarily reflecting depreciation expense of $104 million, partially offset by capital expenditures of $39 million and foreign currency translation adjustments.

Current liabilities increased by $217 million to $4.15 billion at March 31, 2012 from $3.93 billion at December 31, 2011, primarily reflecting higher sports programming rights related to the timing of the NCAA Tournament.

Cash Flows

Cash and cash equivalents increased by $134 million and $492 million for the three months ended March 31, 2012 and 2011, respectively. The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,

	2012	2011

Cash provided by operating activities	$646	$894
Cash flow used for investing activities	(140)	(103)
Cash flow used for financing activities	(372)	(299)

Net increase in cash and cash equivalents	$134	$492

Operating Activities.    For the three months ended March 31, 2012, cash provided by operating activities decreased $248 million to $646 million from $894 million for the same prior-year period as the increase in net earnings was more than offset by lower contributions from working capital, primarily reflecting the timing of programming payments and increases in long-term receivables related to multiyear digital streaming agreements.

Cash paid for income taxes for the three months ended March 31, 2012 was $21 million versus $19 million for the three months ended March 31, 2011.

Investing Activities.    Cash used for investing activities of $140 million for the three months ended March 31, 2012 principally reflected capital expenditures of $39 million, payments for acquisitions of $69 million primarily reflecting the acquisitions of a television station and a radio station, and investment in investee companies of $34 million. Cash used for investing activities of $103 million for the three months ended March 31, 2011 principally reflected capital expenditures of $41 million, payments for acquisitions of $53 million, primarily for internet businesses, and investments in investee companies of $26 million.

Financing Activities.    Cash used for financing activities of $372 million for the three months ended March 31, 2012 principally reflected the repayment of notes of $700 million, the repurchase of CBS Corp. Class B Common Stock for $260 million, payment of employee payroll taxes in lieu of issuing shares for restricted stock unit ("RSU") vests of $87 million and dividend payments of $69 million, partially offset by proceeds from the issuance of notes of $690 million and the excess tax benefit from stock-based compensation of $56 million. Cash used for financing activities of $299 million for the three months ended March 31, 2011 principally reflected the repurchase of CBS Corp. Class B Common Stock for $250 million and the payment of employee payroll taxes in lieu of issuing shares for RSU vests of $46 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Repurchase of Company Stock and Cash Dividends

During the first quarter of 2012, the Company repurchased 9.0 million shares of CBS Corp. Class B Common Stock for $269 million, on a trade date basis, at an average cost of $30.03 per share. Since the inception of the share repurchase program in January of 2011, the Company has repurchased 51.2 million shares for $1.29 billion, at an average cost of $25.17 per share, leaving $1.71 billion of authorization remaining at March 31, 2012.

During the first quarter of 2012, the Company declared a quarterly cash dividend of $.10 per share on its Class A and Class B Common Stock payable on April 1, 2012. The total dividend was $66 million of which $65 million was paid on April 1, 2012 and $1 million was accrued to be paid upon vesting of RSUs. During the first quarter of 2012, the Company paid $69 million for the dividend declared during the fourth quarter of 2011 and for dividend payments on RSUs that vested during the first quarter of 2012.

Capital Structure

The following table sets forth the Company's debt.

	At March 31, 2012	At December 31, 2011

Senior debt (3.375% – 8.875% due 2012 – 2056) (a)	$5,871	$5,925
Obligations under capital leases	74	78

Total debt	5,945	6,003
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	5,924	5,982
Less current portion	22	24

Total long-term debt from continuing operations, net of current portion	$5,902	$5,958

  (a)
  At March 31, 2012 and December 31, 2011, the senior debt balances included (i) a net unamortized (discount) premium of $(2) million and $4 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $27 million and $75 million, respectively. The face value of the Company's senior debt was $5.85 billion at both March 31, 2012 and December 31, 2011.

  (b)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., has no guarantor.

At March 31, 2012, the Company classified $490 million of senior notes and debentures maturing in August 2012 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

During the first quarter of 2012, the Company issued $700 million of 3.375% senior notes due 2022. The net proceeds were used to redeem the Company's $700 million of 6.75% senior notes due 2056, resulting in a pre-tax gain on early extinguishment of debt of $25 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Credit Facility

At March 31, 2012, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At March 31, 2012, the Company's Consolidated Leverage Ratio was approximately 1.7x and Consolidated Coverage Ratio was approximately 8.3x.

The Consolidated Leverage Ratio reflects the ratio of the Company's indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company's Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items. The Consolidated Coverage Ratio reflects the ratio of Consolidated EBITDA to the Company's cash interest expense on indebtedness, adjusted to exclude certain capital lease obligations, in each case for the trailing four consecutive quarters.

The primary purpose of the Credit Facility is to support commercial paper borrowings. At March 31, 2012, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At March 31, 2012, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.98 billion.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.98 billion of remaining availability at March 31, 2012, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2012, the outstanding letters of credit and surety bonds approximated $395 million and were not recorded on the Consolidated Balance Sheet.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable under GAAP.

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. On May 24, 2011, the court granted the motion to dismiss and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 14, 2012, the Second Circuit heard oral argument on plaintiffs' appeal.

E-books Matters.    A number of lawsuits described below are pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

On April 10, 2012, for purposes of settlement and without any admission of liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. The Stipulation, which is subject to final approval by the court, does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period and certain compliance practices for a five year period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action.

Commencing on February 24, 2012, similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions. On April 11, 2012, a number of states and the Commonwealth of Puerto Rico filed an antitrust action against several of the Publishing parties in Texas federal court, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. Simon & Schuster intends to vigorously defend itself in the MDL, Canadian and States litigations.

In addition, the competition authority in the European Community is conducting a competition investigation of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with this investigation.

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

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010 and on December 22, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs. On November 2, 2011, the Third Circuit upheld its earlier decision to vacate the FCC's order to have the Company pay the $550,000 forfeiture. On April 17, 2012, the FCC filed a petition for certiorari with the United States Supreme Court seeking review of the Third Circuit decision.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2012, the Company had pending approximately 48,650 asbestos claims, as compared with approximately 50,090 as of December 31, 2011 and 52,230 as of March 31, 2011. During the first quarter of 2012, the Company received approximately 1,090 new claims and closed or moved to an inactive docket approximately 2,530 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2011 and 2010 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $33 million and $14 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2012, NAI directly or indirectly owned approximately 79% of CBS Corp.'s

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc., primarily MTV Networks and BET Networks. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures and MTV Networks. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $64 million and $51 million for the three months ended March 31, 2012 and 2011, respectively.

The Company places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million for both the three months ended March 31, 2012 and 2011.

The following table presents the amounts due from and due to Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets.

	At March 31, 2012	At December 31, 2011

Amounts due from Viacom Inc.
Receivables	$105	$102
Other assets (Receivables, noncurrent)	179	198

Total amounts due from Viacom Inc.	$284	$300

Amounts due to Viacom Inc.
Accounts payable	$1	$3
Program rights	2	2

Total amounts due to Viacom Inc.	$3	$5

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $36 million and $33 million for the three months ended March 31, 2012 and 2011, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

Fair Value Measurements

During the first quarter of 2012, the Company adopted the FASB's amended guidance which clarifies the FASB's intent about the application of existing fair value measurement requirements and changes certain principles and requirements for measuring fair value and for disclosing information about fair value measurements. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for a discussion of the Company's critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

E-books Matters.    A number of lawsuits described below are pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

On April 10, 2012, for purposes of settlement and without any admission of liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. The Stipulation, which is subject to final approval by the court, does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period and certain compliance practices for a five year period.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action.

Commencing on February 24, 2012, similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions. On April 11, 2012, a number of states and the Commonwealth of Puerto Rico filed an antitrust action against several of the Publishing parties in Texas federal court, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. Simon & Schuster intends to vigorously defend itself in the MDL, Canadian and States litigations.

In addition, the competition authority in the European Community is conducting a competition investigation of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with this investigation.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. On November 3, 2011, the Company announced that its Board of Directors approved a $1.5 billion increase to this share repurchase program. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended March 31, 2012 under this publicly announced share repurchase program.

(In millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

January 1, 2012 – January 31, 2012	2.0	$28.39	2.0	$1,926
February 1, 2012 – February 29, 2012	2.7	$29.62	2.7	$1,845
March 1, 2012 – March 31, 2012	4.3	$31.02	4.3	$1,712

Total	9.0	$30.03	9.0	$1,712

Item 6.   Exhibits.

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
(a)
Amended and Restated Senior Indenture dated as of November 3, 2008 ("2008 Indenture") between CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed by CBS Corporation on November 3, 2008 (Registration No. 333-154962) (File No. 001-09553)).
(b)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 between CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by CBS Corporation on April 5, 2010 (File No. 001-09553)).

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

The following materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
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

CBS CORPORATION (Registrant)
Date: May 1, 2012	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date: May 1, 2012	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
(a)
Amended and Restated Senior Indenture dated as of November 3, 2008 ("2008 Indenture") between CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed by CBS Corporation on November 3, 2008 (Registration No. 333-154962) (File No. 001-09553)).
(b)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 between CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by CBS Corporation on April 5, 2010 (File No. 001-09553)).

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

The following materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.