Form 10-Q
period 2012-06-30
CBS CORP
filed 2012-08-02
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Number of shares of common stock outstanding at July 31, 2012:

        Class A Common Stock, par value $.001 per share—43,205,560

        Class B Common Stock, par value $.001 per share—596,825,491

CBS CORPORATION
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,

	2012		2011		2012		2011

Revenues		$3,476		$3,586		$7,400		$7,096

Expenses:
Operating		1,877		2,030		4,338		4,306
Selling, general and administrative		698		683		1,377		1,341
Impairment charges (Note 3)		—		—		11		—
Depreciation and amortization		132		139		263		278

Total expenses		2,707		2,852		5,989		5,925

Operating income		769		734		1,411		1,171
Interest expense		(104)		(110)		(214)		(220)
Interest income		1		1		3		3
Gain on early extinguishment of debt (Note 6)		—		—		25		—
Other items, net		(3)		5		9		14

Earnings before income taxes and equity in loss of investee companies		663		630		1,234		968
Provision for income taxes		(225)		(230)		(428)		(352)
Equity in loss of investee companies, net of tax		(11)		(5)		(16)		(19)

Net earnings		$427		$395		$790		$597

Basic net earnings per common share	$	..66	$	..59		$1.22	$	..89
Diluted net earnings per common share	$	..65	$	..58		$1.19	$	..87
Weighted average number of common shares outstanding:
Basic		646		669		648		671
Diluted		661		686		664		689
Dividends per common share	$	..10	$	..10	$	..20	$	..15

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Net earnings	$427	$395	$790	$597

Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(21)	6	(11)	19
Amortization of net actuarial loss	7	8	15	15
Unrealized gain on securities	—	—	1	—

Total other comprehensive income (loss), net of tax	(14)	14	5	34

Comprehensive income	$413	$409	$795	$631

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At June 30, 2012	At December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$1,888	$660
Receivables, less allowances of $115 (2012) and $114 (2011)	2,973	3,254
Programming and other inventory (Note 4)	521	735
Deferred income tax assets, net	326	319
Prepaid income taxes	37	10
Prepaid expenses	272	213
Other current assets	355	343
Current assets of discontinued operations	10	9

Total current assets	6,382	5,543

Property and equipment:
Land	330	329
Buildings	713	714
Capital leases	202	200
Advertising structures	2,083	2,069
Equipment and other	2,034	2,022

	5,362	5,334
Less accumulated depreciation and amortization	2,968	2,824

Net property and equipment	2,394	2,510

Programming and other inventory (Note 4)	1,332	1,496
Goodwill	8,599	8,620
Intangible assets (Note 3)	6,508	6,526
Other assets	1,498	1,434
Assets of discontinued operations	68	68

Total Assets	$26,781	$26,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$309	$410
Accrued compensation	268	403
Participants' share and royalties payable	875	938
Program rights	488	577
Deferred revenue	186	253
Current portion of long-term debt (Note 6)	901	24
Accrued expenses and other current liabilities	1,327	1,316
Current liabilities of discontinued operations	20	12

Total current liabilities	4,374	3,933

Long-term debt (Note 6)	5,900	5,958
Pension and postretirement benefit obligations	1,818	1,839
Deferred income tax liabilities, net	1,164	1,025
Other liabilities	3,234	3,351
Liabilities of discontinued operations	173	183
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 43 (2012) and 44 (2011) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 779 (2012) and 769 (2011) shares issued	1	1
Additional paid-in capital	43,378	43,395
Accumulated deficit	(27,553)	(28,343)
Accumulated other comprehensive loss	(434)	(439)

	15,392	14,614
Less treasury stock, at cost; 181 (2012) and 162 (2011) Class B Shares	5,274	4,706

Total Stockholders' Equity	10,118	9,908

Total Liabilities and Stockholders' Equity	$26,781	$26,197

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2012	2011

Operating Activities:
Net earnings	$790	$597
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	263	278
Stock-based compensation	81	75
Impairment charges	11	—
Gain on early extinguishment of debt	(25)	—
Equity in loss of investee companies, net of tax and distributions	19	21
Change in assets and liabilities, net of effects of acquisitions	119	623

Net cash flow provided by operating activities	1,258	1,594

Investing Activities:
Acquisitions, net of cash acquired	(69)	(55)
Capital expenditures	(93)	(95)
Investments in and advances to investee companies	(39)	(42)
Proceeds from dispositions	1	13
Other investing activities	6	8

Net cash flow used for investing activities	(194)	(171)

Financing Activities:
Proceeds from issuance of notes	1,567	4
Repayment of notes	(700)	(2)
Payment of capital lease obligations	(10)	(9)
Payment of contingent consideration	(33)	—
Dividends	(135)	(73)
Purchase of Company common stock	(564)	(500)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(105)	(78)
Proceeds from exercise of stock options	71	45
Excess tax benefit from stock-based compensation	73	61
Other financing activities	—	(5)

Net cash flow provided by (used for) financing activities	164	(557)

Net increase in cash and cash equivalents	1,228	866
Cash and cash equivalents at beginning of period	660	480

Cash and cash equivalents at end of period	$1,888	$1,346

Supplemental disclosure of cash flow information
Cash paid for interest	$196	$210
Cash paid for income taxes	$265	$158

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2012, stock options to purchase 3 million and 4 million shares of Class B Common Stock, respectively, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For both the three and six months ended June 30, 2011, stock options to purchase 22 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2012	2011	2012	2011

Weighted average shares for basic EPS	646	669	648	671
Dilutive effect of shares issuable under stock-based compensation plans	15	17	16	18

Weighted average shares for diluted EPS	661	686	664	689

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the six months ended June 30, 2012 and 2011, the Company recorded dividends of $132 million and $103 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Recent Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued amended guidance on testing indefinite-lived intangible assets for impairment, effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary. The Company expects to early adopt this guidance for its annual impairment test performed in the fourth quarter of 2012.

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

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

RSUs and PSUs	$30	$27	$60	$52
Stock options and equivalents	9	14	21	23

Stock-based compensation expense, before income taxes	39	41	81	75
Related tax benefit	(15)	(17)	(31)	(30)

Stock-based compensation expense, net of tax benefit	$24	$24	$50	$45

During the six months ended June 30, 2012, the Company granted 5 million RSUs with a weighted average per unit grant date fair value of $30.14. RSU grants during the first six months of 2012 generally vest over a one-to-four-year service period. Certain RSU awards are also subject to satisfying performance conditions. The number of shares that will be issued upon vesting of RSU awards with performance conditions can range from 0% to 120% of the target award, based on the achievement of established operating performance goals. During the six months ended June 30, 2012, the Company also granted 3 million stock options with a weighted average exercise price of $29.44. Stock option grants during the first six months of 2012 generally vest over a three-to-four-year service period and expire eight years from the date of grant.

Total unrecognized compensation cost related to non-vested RSUs at June 30, 2012 was $229 million, which is expected to be expensed over a weighted average period of 2.5 years. Total unrecognized compensation cost related to non-vested stock option awards at June 30, 2012 was $78 million, which is expected to be expensed over a weighted average period of 2.6 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At June 30, 2012	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$887	$(613)	$274
Franchise agreements	487	(305)	182
Other intangible assets	314	(202)	112

Total intangible assets subject to amortization	1,688	(1,120)	568
FCC licenses	5,771	—	5,771
Trade names	169	—	169

Total intangible assets	$7,628	$(1,120)	$6,508

At December 31, 2011	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$882	$(590)	$292
Franchise agreements	487	(292)	195
Other intangible assets	376	(244)	132

Total intangible assets subject to amortization	1,745	(1,126)	619
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,652	$(1,126)	$6,526

Amortization expense was $28 million and $32 million for the three months ended June 30, 2012 and 2011, respectively, and $55 million and $63 million for the six months ended June 30, 2012 and 2011, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2012 through 2016, to be as follows:

	2012	2013	2014	2015	2016

Amortization expense	$102	$91	$80	$70	$60

In April 2012, the Company signed an agreement for the sale of its five owned radio stations in West Palm Beach for $50 million. During the first quarter of 2012, in connection with the sale, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At June 30, 2012	At December 31, 2011

Program rights	$1,032	$1,333
Television programming:
Released (including acquired libraries)	638	628
In process and other	71	170
Theatrical programming:
Released	20	15
In process and other	28	25
Publishing, primarily finished goods	63	59
Other	1	1

Total programming and other inventory	1,853	2,231
Less current portion	521	735

Total noncurrent programming and other inventory	$1,332	$1,496

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2012, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc., primarily MTV Networks and BET Networks. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures and MTV Networks. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $70 million and $88 million for the three months ended June 30, 2012 and 2011, respectively, and $134 million and $139 million for the six months ended June 30, 2012 and 2011, respectively.

The Company places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $3 million and $4 million for the three months ended June 30, 2012 and 2011, respectively, and $9 million and $10 million for the six months ended June 30, 2012 and 2011, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets.

	At June 30, 2012	At December 31, 2011

Receivables	$123	$102
Other assets (Receivables, noncurrent)	157	198

Total amounts due from Viacom Inc.	$280	$300

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $35 million and $30 million for the three months ended June 30, 2012 and 2011, respectively, and $71 million and $63 million for the six months ended June 30, 2012 and 2011, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At June 30, 2012	At December 31, 2011

Senior debt (1.95% – 8.875% due 2012 – 2056) (a)	$6,752	$5,925
Obligations under capital leases	70	78

Total debt	6,822	6,003
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	6,801	5,982
Less current portion	901	24

Total long-term debt from continuing operations, net of current portion	$5,900	$5,958

  (a)
  At June 30, 2012 and December 31, 2011, the senior debt balances included (i) a net unamortized (discount) premium of $(19) million and $4 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $26 million and $75 million, respectively. The face value of the Company's senior debt was $6.75 billion at June 30, 2012 and $5.85 billion at December 31, 2011.

  (b)
  Included in current and noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., has no guarantor.

In June 2012, the Company issued $400 million of 1.95% senior notes due 2017 and $500 million of 4.85% senior notes due 2042. The net proceeds were used during the third quarter of 2012 to repay the Company's $152 million of 8.625% debentures upon maturity on August 1, 2012, and to redeem its

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

$338 million of 5.625% senior notes due August 15, 2012 and its $400 million of 8.20% senior notes due May 15, 2014. These debt redemptions will result in a pre-tax loss on early extinguishment of debt of approximately $57 million in the third quarter of 2012.

During the first quarter of 2012, the Company issued $700 million of 3.375% senior notes due 2022. The net proceeds were used to redeem the Company's $700 million of 6.75% senior notes due 2056, resulting in a pre-tax gain on early extinguishment of debt of $25 million.

Credit Facility

At June 30, 2012, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At June 30, 2012, the Company's Consolidated Leverage Ratio was approximately 1.9x and Consolidated Coverage Ratio was approximately 8.5x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At June 30, 2012, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At June 30, 2012, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2012	2011	2012	2011

Components of net periodic cost:
Service cost	$9	$9	$—	$—
Interest cost	61	62	8	9
Expected return on plan assets	(62)	(60)	—	—
Amortization of actuarial losses (gains)	18	16	(4)	(3)

Net periodic cost	$26	$27	$4	$6

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2012	2011	2012	2011

Components of net periodic cost:
Service cost	$18	$18	$—	$—
Interest cost	122	124	16	18
Expected return on plan assets	(124)	(119)	—	—
Amortization of actuarial losses (gains)	36	32	(8)	(5)

Net periodic cost	$52	$55	$8	$13

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) STOCKHOLDERS' EQUITY

During the six months ended June 30, 2012, the Company repurchased 18.4 million shares of CBS Corp. Class B Common Stock for $570 million, at an average cost of $31.09 per share, of which 9.4 million shares were repurchased in the second quarter for $301 million. Since the inception of the share repurchase program in January 2011 through June 30, 2012, the Company has repurchased 60.6 million shares of Class B Common Stock for $1.59 billion, at an average cost of $26.24 per share.

During the second quarter of 2012, the Company declared a quarterly cash dividend of $.10 per share on its Class A and Class B Common Stock payable on July 1, 2012. The total dividend was $66 million of which $64 million was paid on July 1, 2012 and $2 million was accrued to be paid upon vesting of RSUs.

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes was $225 million and $230 million for the three months ended June 30, 2012 and 2011, respectively, reflecting an effective income tax rate of 33.9% and 36.5%, respectively. For the six months ended June 30, 2012, the provision for income taxes increased to $428 million from $352 million for the comparable prior-year period, driven by the increase in earnings before income taxes. The effective income tax rate was 34.7% for the six months ended June 30, 2012 versus 36.4% for the comparable prior-year period. The decrease in the effective income tax rate for the three and six months ended June 30, 2012 reflects a lower income tax rate on foreign earnings.

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

10) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2012, the outstanding letters of credit and surety bonds approximated $424 million and were not recorded on the Consolidated Balance Sheet.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. On May 24, 2011, the court granted the motion to dismiss and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 14, 2012, the Second Circuit heard oral argument on plaintiffs' appeal. On May 10, 2012, the Second Circuit affirmed the dismissal of the case.

E-books Matters.    A number of lawsuits described below are pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

On April 10, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. The Stipulation, which is subject to final approval by the court, does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period and certain compliance practices for a five year period.

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

settlement provides that Simon & Schuster will pay an agreed upon amount for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. The proposed settlement is subject to court approval. While the Stipulation with the DOJ and the proposed settlement with the States are subject to finalization and court approval, the Company believes that these settlements, as currently drafted, will not have a material adverse effect on its results of operation, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss.

Commencing on February 24, 2012, similar antitrust suits have been filed under Canadian law against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to vigorously defend itself in the MDL and Canadian litigations.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing. On April 21, 2011, the FCC filed a combined petition for certiorari seeking review of the Second Circuit's decision in this case and also in an indecency case involving a broadcast on another television network. On June 27, 2011, the United States Supreme Court granted the FCC's petition for certiorari. On January 10, 2012, the United States Supreme Court heard oral argument in these cases. On June 21, 2012, the United States Supreme Court ruled in favor of the broadcasters.

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010 and on December 22, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs. On November 2, 2011, the Third Circuit upheld its earlier decision to vacate the FCC's order to have the Company pay the $550,000 forfeiture. On April 17, 2012, the FCC filed a petition for certiorari with the United States Supreme Court seeking review of the Third Circuit decision. On June 29, 2012, the United States Supreme Court denied the FCC's petition for certiorari.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2012, the Company had pending approximately 46,020 asbestos claims, as compared with approximately 50,090 as of December 31, 2011 and 50,390 as of June 30, 2011. During the second quarter of 2012, the Company received approximately 1,030 new claims and closed or moved to an inactive docket approximately 3,660 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2011 and 2010 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $33 million and $14 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

11) RESTRUCTURING CHARGES

During the year ended December 31, 2011, in a continued effort to reduce its cost structure, the Company initiated restructuring plans, which primarily included relocation or closure of certain business activities, as well as other exit activities. As a result, the Company recorded restructuring charges of $46 million, reflecting $34 million of costs associated with exiting contractual obligations and $12 million of severance costs. During the year ended December 31, 2010, the Company recorded restructuring charges of $81 million, reflecting $66 million of severance costs and $15 million of costs associated with exiting contractual obligations. As of June 30, 2012, the cumulative amount paid for the 2011 and 2010 restructuring charges was $93 million, of which $73 million was for the severance costs

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

and $20 million was related to costs associated with exiting contractual obligations. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2011	2012 Payments	Balance at June 30, 2012

Entertainment	$42	$(13)	$29
Cable Networks	1	—	1
Publishing	2	(2)	—
Local Broadcasting	2	—	2
Outdoor	5	(3)	2

Total	$52	$(18)	$34

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

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investments	$66	$—	$—	$66
Foreign currency hedges	—	3	—	3

Total Assets	$66	$3	$—	$69

Liabilities:
Deferred compensation	$—	$180	$—	$180

Total Liabilities	$—	$180	$—	$180

At December 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Investments	$61	$—	$—	$61
Foreign currency hedges	—	4	—	4

Total Assets	$61	$4	$—	$65

Liabilities:
Deferred compensation	$—	$173	$—	$173

Total Liabilities	$—	$173	$—	$173

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

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At June 30, 2012 and December 31, 2011, the carrying value of the senior debt was $6.75 billion and $5.93 billion, respectively, and the fair value, which is estimated, based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $8.09 billion and $6.86 billion, respectively.

13) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable segment. The Company's operating segments, which are the same as its reportable segments, have been determined in accordance with the Company's internal management structure, which is organized based upon products and services.

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues:
Entertainment	$1,707	$1,836	$4,025	$3,830
Cable Networks	446	413	898	806
Publishing	189	183	365	338
Local Broadcasting	704	691	1,326	1,312
Outdoor	481	490	897	903
Eliminations	(51)	(27)	(111)	(93)

Total Revenues	$3,476	$3,586	$7,400	$7,096

Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Intercompany Revenues:
Entertainment	$44	$19	$97	$74
Local Broadcasting	5	4	9	9
Outdoor	2	4	5	10

Total Intercompany Revenues	$51	$27	$111	$93

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Segment OIBDA before Impairment Charges:
Entertainment	$426	$440	$837	$708
Cable Networks	190	176	399	329
Publishing	9	19	19	26
Local Broadcasting	248	230	419	399
Outdoor	93	86	146	135
Corporate	(52)	(57)	(110)	(109)
Residual costs	(12)	(18)	(24)	(37)
Eliminations	(1)	(3)	(1)	(2)

OIBDA before Impairment Charges	901	873	1,685	1,449
Impairment charges	—	—	(11)	—
Depreciation and amortization	(132)	(139)	(263)	(278)

Total Operating Income	769	734	1,411	1,171
Interest expense	(104)	(110)	(214)	(220)
Interest income	1	1	3	3
Gain on early extinguishment of debt	—	—	25	—
Other items, net	(3)	5	9	14

Earnings before income taxes and equity in loss of investee companies	663	630	1,234	968
Provision for income taxes	(225)	(230)	(428)	(352)
Equity in loss of investee companies, net of tax	(11)	(5)	(16)	(19)

Net earnings	$427	$395	$790	$597

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Operating Income (Loss):
Entertainment	$385	$400	$755	$630
Cable Networks	184	171	388	318
Publishing	7	17	15	22
Local Broadcasting	225	204	363	347
Outdoor	39	26	37	14
Corporate	(58)	(63)	(122)	(121)
Residual costs	(12)	(18)	(24)	(37)
Eliminations	(1)	(3)	(1)	(2)

Total Operating Income	$769	$734	$1,411	$1,171

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Depreciation and Amortization:
Entertainment	$41	$40	$82	$78
Cable Networks	6	5	11	11
Publishing	2	2	4	4
Local Broadcasting	23	26	45	52
Outdoor	54	60	109	121
Corporate	6	6	12	12

Total Depreciation and Amortization	$132	$139	$263	$278

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Stock-based Compensation:
Entertainment	$14	$12	$27	$24
Cable Networks	2	1	3	2
Publishing	—	1	1	2
Local Broadcasting	6	6	12	11
Outdoor	2	2	4	3
Corporate	15	19	34	33

Total Stock-based Compensation	$39	$41	$81	$75

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Capital Expenditures:
Entertainment	$19	$17	$36	$31
Cable Networks	3	3	4	5
Publishing	—	2	—	2
Local Broadcasting	14	16	24	28
Outdoor	15	14	26	26
Corporate	3	2	3	3

Total Capital Expenditures	$54	$54	$93	$95

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At June 30, 2012	At December 31, 2011

Assets:
Entertainment	$8,087	$8,471
Cable Networks	1,680	1,679
Publishing	947	1,091
Local Broadcasting	9,606	9,626
Outdoor	4,018	4,092
Corporate	2,501	1,262
Discontinued operations	78	77
Eliminations	(136)	(101)

Total Assets	$26,781	$26,197

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

	Statement of Operations For the Three Months Ended June 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$35	$57	$3,384	$—	$3,476

Expenses:
Operating	16	36	1,825	—	1,877
Selling, general and administrative	21	61	616	—	698
Depreciation and amortization	2	3	127	—	132

Total expenses	39	100	2,568	—	2,707

Operating income (loss)	(4)	(43)	816	—	769
Interest (expense) income, net	(123)	(87)	107	—	(103)
Other items, net	(1)	2	(4)	—	(3)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(128)	(128)	919	—	663
Benefit (provision) for income taxes	45	45	(315)	—	(225)
Equity in earnings (loss) of investee companies, net of tax	510	260	(11)	(770)	(11)

Net earnings	$427	$177	$593	$(770)	$427

Comprehensive income	$413	$180	$569	$(749)	$413

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$67	$124	$7,209	$—	$7,400

Expenses:
Operating	34	80	4,224	—	4,338
Selling, general and administrative	43	125	1,209	—	1,377
Impairment charges	—	—	11	—	11
Depreciation and amortization	3	7	253	—	263

Total expenses	80	212	5,697	—	5,989

Operating income (loss)	(13)	(88)	1,512	—	1,411
Interest (expense) income, net	(252)	(173)	214	—	(211)
Gain on early extinguishment of debt	25	—	—	—	25
Other items, net	—	(1)	10	—	9

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(240)	(262)	1,736	—	1,234
Benefit (provision) for income taxes	85	92	(605)	—	(428)
Equity in earnings (loss) of investee companies, net of tax	945	592	(16)	(1,537)	(16)

Net earnings	$790	$422	$1,115	$(1,537)	$790

Comprehensive income	$795	$419	$1,108	$(1,527)	$795

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended June 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$31	$45	$3,510	$—	$3,586

Expenses:
Operating	16	36	1,978	—	2,030
Selling, general and administrative	28	65	590	—	683
Depreciation and amortization	2	4	133	—	139

Total expenses	46	105	2,701	—	2,852

Operating income (loss)	(15)	(60)	809	—	734
Interest (expense) income, net	(131)	(83)	105	—	(109)
Other items, net	—	1	4	—	5

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(146)	(142)	918	—	630
Benefit (provision) for income taxes	56	54	(340)	—	(230)
Equity in earnings (loss) of investee companies, net of tax	485	472	(5)	(957)	(5)

Net earnings	$395	$384	$573	$(957)	$395

Comprehensive income	$409	$384	$579	$(963)	$409

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$63	$73	$6,960	$—	$7,096

Expenses:
Operating	34	58	4,214	—	4,306
Selling, general and administrative	56	122	1,163	—	1,341
Depreciation and amortization	3	8	267	—	278

Total expenses	93	188	5,644	—	5,925

Operating income (loss)	(30)	(115)	1,316	—	1,171
Interest (expense) income, net	(260)	(167)	210	—	(217)
Other items, net	1	(1)	14	—	14

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(289)	(283)	1,540	—	968
Benefit (provision) for income taxes	104	102	(558)	—	(352)
Equity in earnings (loss) of investee companies, net of tax	782	720	(19)	(1,502)	(19)

Net earnings	$597	$539	$963	$(1,502)	$597

Comprehensive income	$631	$534	$987	$(1,521)	$631

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At June 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$1,562	$1	$325	$—	$1,888
Receivables, net	25	93	2,855	—	2,973
Programming and other inventory	6	5	510	—	521
Prepaid expenses and other current assets	112	81	826	(19)	1,000

Total current assets	1,705	180	4,516	(19)	6,382

Property and equipment	46	104	5,212	—	5,362
Less accumulated depreciation and amortization	15	62	2,891	—	2,968

Net property and equipment	31	42	2,321	—	2,394

Programming and other inventory	5	74	1,253	—	1,332
Goodwill	98	62	8,439	—	8,599
Intangible assets	—	—	6,508	—	6,508
Investments in consolidated subsidiaries	37,418	8,564	—	(45,982)	—
Other assets	186	20	1,360	—	1,566
Intercompany	—	3,806	15,683	(19,489)	—

Total Assets	$39,443	$12,748	$40,080	$(65,490)	$26,781

Liabilities and Stockholders' Equity
Accounts payable	$1	$9	$299	$—	$309
Participants' share and royalties payable	—	32	843	—	875
Program rights	7	4	477	—	488
Current portion of long-term debt	885	—	16	—	901
Accrued expenses and other current liabilities	333	234	1,253	(19)	1,801

Total current liabilities	1,226	279	2,888	(19)	4,374

Long-term debt	5,794	—	106	—	5,900
Other liabilities	3,096	398	2,895	—	6,389
Intercompany	19,209	—	—	(19,209)	—
Stockholders' Equity:
Preferred Stock	—	—	128	(128)	—
Common Stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,378	—	61,690	(61,690)	43,378
Retained earnings (deficit)	(27,553)	12,282	(24,251)	11,969	(27,553)
Accumulated other comprehensive income (loss)	(434)	(3)	288	(285)	(434)

	15,392	12,402	38,991	(51,393)	15,392
Less treasury stock, at cost	5,274	331	4,800	(5,131)	5,274

Total Stockholders' Equity	10,118	12,071	34,191	(46,262)	10,118

Total Liabilities and Stockholders' Equity	$39,443	$12,748	$40,080	$(65,490)	$26,781

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(450)	$(136)	$1,844	$—	$1,258

Investing Activities:
Acquisitions, net of cash acquired	—	—	(69)	—	(69)
Capital expenditures	—	(3)	(90)	—	(93)
Investments in and advances to investee companies	—	—	(39)	—	(39)
Proceeds from dispositions	—	—	1	—	1
Other investing activities	—	6	—	—	6

Net cash flow provided by (used for) investing activities	—	3	(197)	—	(194)

Financing Activities:
Proceeds from issuance of notes	1,567	—	—	—	1,567
Repayment of notes	(700)	—	—	—	(700)
Payment of capital lease obligations	—	—	(10)	—	(10)
Payment of contingent consideration	—	—	(33)	—	(33)
Dividends	(135)	—	—	—	(135)
Purchase of Company common stock	(564)	—	—	—	(564)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(105)	—	—	—	(105)
Proceeds from exercise of stock options	71	—	—	—	71
Excess tax benefit from stock-based compensation	73	—	—	—	73
Increase (decrease) in intercompany payables	1,671	133	(1,804)	—	—

Net cash flow provided by (used for) financing activities	1,878	133	(1,847)	—	164

Net increase (decrease) in cash and cash equivalents	1,428	—	(200)	—	1,228
Cash and cash equivalents at beginning of period	134	1	525	—	660

Cash and cash equivalents at end of period	$1,562	$1	$325	$—	$1,888

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(362)	$(130)	$2,086	$—	$1,594

Investing Activities:
Acquisitions, net of cash acquired	—	—	(55)	—	(55)
Capital expenditures	—	(3)	(92)	—	(95)
Investments in and advances to investee companies	—	—	(42)	—	(42)
Proceeds from dispositions	—	—	13	—	13
Other investing activities	—	8	—	—	8

Net cash flow provided by (used for) investing activities	—	5	(176)	—	(171)

Financing Activities:
Proceeds from issuance of notes	—	—	4	—	4
Repayment of notes and debentures	—	—	(2)	—	(2)
Payment of capital lease obligations	—	—	(9)	—	(9)
Dividends	(73)	—	—	—	(73)
Purchase of Company common stock	(500)	—	—	—	(500)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(78)	—	—	—	(78)
Proceeds from exercise of stock options	45	—	—	—	45
Excess tax benefit from stock-based compensation	61	—	—	—	61
Other financing activities	(5)	—	—	—	(5)
Increase (decrease) in intercompany payables	1,723	125	(1,848)	—	—

Net cash flow provided by (used for) financing activities	1,173	125	(1,855)	—	(557)

Net increase in cash and cash equivalents	811	—	55	—	866
Cash and cash equivalents at beginning of period	105	1	374	—	480

Cash and cash equivalents at end of period	$916	$1	$429	$—	$1,346

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

Overview

The Company's strategy is to create and acquire content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company also continues to pursue emerging opportunities in the marketplace, including licensing its content for exhibition on digital platforms; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors ("MVPDs") and non-CBS owned television stations affiliated with the CBS Television Network. The Company's continued ability to capitalize on these and other emerging opportunities will provide it with incremental non-advertising revenues which serve to de-risk and diversify the Company's business model.

The Company's results for the six months ended June 30, 2012 reflect a steady domestic advertising marketplace as well as incremental revenues generated from the aforementioned opportunities. Total revenues increased 4% to $7.40 billion, driven by 13% higher content licensing and distribution revenues, led by licensing agreements for digital streaming and higher syndication sales. Affiliate and subscription fee revenues increased 8% for the six months ended June 30, 2012, reflecting higher cable network and retransmission revenues from MVPDs. Operating income of $1.41 billion for the six months ended June 30, 2012 increased 20% from $1.17 billion for the same prior-year period, principally driven by the revenue growth. Diluted earnings per share ("EPS") of $1.19 for the six months ended June 30, 2012 increased 37% from $.87 for the comparable prior-year period, primarily reflecting the increase in operating income and lower weighted average shares outstanding as a result of the Company's share repurchases.

For the second quarter of 2012, comparability of revenues was impacted by the timing of two significant items. The second quarter of 2011 benefited from the semifinals of the NCAA Division I Men's Basketball Championship ("NCAA Tournament"), which aired in the first quarter of 2012, as well as the initial multiyear digital streaming licensing agreement under which dozens of programs from the Company's library were first made available for streaming. Television license fee revenues are recognized at the beginning of the license period in which programs are made available for exhibition, which may cause substantial fluctuations in operating results and impact comparability on a quarterly basis. Revenues of $3.48 billion for the second quarter of 2012 decreased 3% from $3.59 billion for the same prior-year period, reflecting the impact of the above-mentioned non-comparable items, partially offset by 8% growth in affiliate and subscription fee revenues. Local advertising revenues were relatively flat as the advertising marketplace remained steady during the quarter. While overall advertising revenues fluctuate based on the health of the economy, in the second half of 2012 the Company expects to benefit from increased political advertising spending associated with the U.S. presidential election and increased outdoor advertising spending in the United Kingdom associated with the 2012 Summer Olympics.

Second quarter 2012 operating income of $769 million increased 5% from $734 million for the second quarter of 2011, and the operating income margin increased two percentage points to 22%. These increases were driven by growth in high-margin affiliate and subscription fee revenues and a higher profit margin on 2012 television licensing revenues. Diluted EPS of $.65 for the second quarter of 2012 increased 12% from $.58 for the second quarter of 2011, reflecting the increase in operating income and lower weighted average shares outstanding.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the second quarter of 2012, the Company issued $900 million of long-term debt and used the net proceeds during the third quarter of 2012 to repay and redeem $890 million of the Company's debt. The debt redemptions will result in a pre-tax loss on early extinguishment of debt of approximately $57 million in the third quarter of 2012. These transactions, along with the debt activity during the first quarter of 2012, are expected to result in annualized interest expense savings of approximately $53 million.

Also during the second quarter of 2012, the Company repurchased 9.4 million shares of its Class B Common Stock for $301 million, at an average cost of $32.10 per share. For the six months ended June 30, 2012, the Company repurchased 18.4 million shares for $570 million at an average cost of $31.09 per share. Since inception of the share repurchase program in the first quarter of 2011 through June 30, 2012, the Company has repurchased 60.6 million shares of Class B Common Stock for $1.59 billion, at an average cost of $26.24 per share.

On July 26, 2012, the Company announced that its Board of Directors approved a 20% increase in the quarterly cash dividend on the Company's common stock from $.10 to $.12 per share and a $1.7 billion increase to its share repurchase program. Total authorization remaining under the share repurchase program was $3.03 billion on July 26, 2012.

Free cash flow for the six months ended June 30, 2012 was $1.17 billion, compared to $1.50 billion for the same prior-year period. The Company generated cash flow from operating activities of $1.26 billion for the six months ended June 30, 2012 versus $1.59 billion for the comparable prior-year period. These decreases reflect higher investment in television content and higher income tax payments. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by (used for) operating activities less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on page 37 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States ("GAAP"), to free cash flow.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2012 versus Three and Six Months Ended June 30, 2011

Revenues

The following tables present the Company's consolidated revenues by type for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2012		2011		$	%

Advertising	$2,142	62%	$2,215	62%	$(73)	(3)%
Content licensing and distribution	816	23	886	25	(70)	(8)
Affiliate and subscription fees	465	13	429	12	36	8
Other	53	2	56	1	(3)	(5)

Total Revenues	$3,476	100%	$3,586	100%	$(110)	(3)%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2012		2011		$	%

Advertising	$4,540	61%	$4,507	63%	$33	1%
Content licensing and distribution	1,833	25	1,620	23	213	13
Affiliate and subscription fees	920	12	855	12	65	8
Other	107	2	114	2	(7)	(6)

Total Revenues	$7,400	100%	$7,096	100%	$304	4%

Advertising sales decreased $73 million, or 3%, to $2.14 billion for the three months ended June 30, 2012, primarily driven by the timing of the semifinals of the NCAA Tournament, which aired in the first quarter of 2012 versus the second quarter of 2011, and the unfavorable impact of foreign exchange rate changes. For the six months ended June 30, 2012, advertising sales increased $33 million, or 1%, to $4.54 billion primarily reflecting pricing increases for sports advertising partially offset by the unfavorable impact of foreign exchange rate changes.

In the second half of 2012, the Company expects to benefit from increased political advertising spending associated with the U.S. presidential election and increased outdoor advertising spending in the United Kingdom associated with the 2012 Summer Olympics. In addition, the Company recently concluded its upfront advertising sales season for the 2012/2013 television broadcast season, during which a significant portion of advertising spots for CBS Television Network's non-sports programming are sold. The upfront sales resulted in pricing increases that are expected to positively impact revenues during the season, which runs from September 2012 through August 2013. However, overall advertising revenues for the CBS Television Network will also be dependent on ratings for its programming and demand in the scatter advertising market, when advertisers purchase spots closer to the broadcast of the related programming.

Content licensing and distribution revenues decreased $70 million, or 8%, to $816 million for the three months ended June 30, 2012, primarily reflecting the timing of licensing revenues from digital streaming, as dozens of programs from the Company's library were first made available for digital streaming during the second quarter of 2011, as well as the third-cycle domestic syndication sale of Frasier during the second quarter of 2011, partially offset by higher international syndication sales in 2012. Television license fee revenues are recognized at the beginning of the license period in which programs are made available for exhibition, which may cause substantial fluctuations in operating results and impact comparability on a quarterly basis. For the six months ended June 30, 2012, content licensing and distribution revenues increased $213 million, or 13%, to $1.83 billion, driven by higher revenues from licensing agreements for digital streaming and higher domestic and international syndication sales.

Affiliate and subscription fees increased $36 million, or 8%, to $465 million for the three months ended June 30, 2012 and increased $65 million, or 8%, to $920 million for the six months ended June 30, 2012 reflecting growth in subscriptions and rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks, and higher retransmission revenues. The Company expects that affiliate and subscription fees will continue to grow for the remainder of 2012, reflecting the benefit from long-term agreements with MVPDs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues

The Company generated approximately 17% of its total revenues from international regions for both the three and six months ended June 30, 2012, versus 16% for both the three and six months ended June 30, 2011.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2012		2011		$	%

Programming	$582	31%	$665	33%	$(83)	(12)%
Production	461	25	470	23	(9)	(2)
Billboard, transit and other occupancy	266	14	268	13	(2)	(1)
Participation, distribution and royalty	158	8	217	11	(59)	(27)
Other	410	22	410	20	—	—

Total Operating Expenses	$1,877	100%	$2,030	100%	$(153)	(8)%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2012		2011		$	%

Programming	$1,601	37%	$1,588	37%	$13	1%
Production	1,039	24	999	23	40	4
Billboard, transit and other occupancy	510	12	515	12	(5)	(1)
Participation, distribution and royalty	388	9	410	10	(22)	(5)
Other	800	18	794	18	6	1

Total Operating Expenses	$4,338	100%	$4,306	100%	$32	1%

Programming expenses for the three months ended June 30, 2012 decreased $83 million, or 12%, to $582 million, primarily reflecting lower sports programming costs due to the timing of the semifinals of the NCAA Tournament, which aired in the first quarter of 2012 versus the second quarter of 2011. For the six months ended June 30, 2012, programming expenses increased $13 million, or 1%, to $1.60 billion, primarily driven by higher sports programming costs associated with the increase in revenues and higher costs for cable original programming.

Production expenses for the three months ended June 30, 2012 decreased $9 million, or 2%, to $461 million, primarily reflecting lower production costs associated with the decrease in revenues from television licensing arrangements. For the six months ended June 30, 2012, production expenses increased $40 million, or 4%, to $1.04 billion, primarily driven by higher production costs associated with increased revenues from television licensing arrangements.

The Company expects its television production expenses to be higher for the full year 2012 as compared to 2011 reflecting a higher level of investment in its content, which is expected to generate revenues in 2012 and future years through distribution on various media platforms.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Billboard, transit and other occupancy expenses for the three months ended June 30, 2012 decreased $2 million, or 1%, to $266 million and for the six months ended June 30, 2012 decreased $5 million, or 1%, to $510 million, primarily reflecting the impact of foreign exchange rate changes.

Participation, distribution and royalty expenses for the three months ended June 30, 2012 decreased $59 million, or 27%, to $158 million, primarily due to lower participations associated with lower revenues from the licensing of programming for digital streaming and the absence of the 2011 third-cycle syndication sale of Frasier. Participation, distribution and royalty expenses for the six months ended June 30, 2012 decreased $22 million, or 5%, to $388 million, principally due to lower participations from the absence of the 2011 third-cycle syndication sale of Frasier, partially offset by higher participations associated with higher revenues from the licensing of programming for digital streaming.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $15 million, or 2%, to $698 million for the three months ended June 30, 2012 and increased $36 million, or 3%, to $1.38 billion for the six months ended June 30, 2012, primarily due to a charge related to a legal matter and higher advertising expenses. Pension and postretirement benefits costs decreased $3 million to $30 million for the second quarter of 2012 and decreased $8 million to $60 million for the six-month period versus the comparable prior-year periods, principally due to the benefit from pre-funding pension plans in 2011. SG&A expenses as a percentage of revenues for the three and six months ended June 30, 2012 were 20% and 19%, respectively, versus 19% for both the three and six months ended June 30, 2011.

Impairment Charges

In April 2012, the Company signed an agreement for the sale of its five owned radio stations in West Palm Beach for $50 million. During the first quarter of 2012, in connection with the sale, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Depreciation and Amortization

For the three months ended June 30, 2012, depreciation and amortization decreased $7 million, or 5%, to $132 million and for the six months ended June 30, 2012, depreciation and amortization decreased $15 million, or 5%, to $263 million principally reflecting lower depreciation associated with reduced capital expenditures in recent years.

Interest Expense

For the three and six months ended June 30, 2012, interest expense decreased $6 million to $104 million and $214 million, respectively. The Company had $6.80 billion of debt outstanding at June 30, 2012 and $6.00 billion at June 30, 2011, at weighted average interest rates of 6.1% and 6.9%, respectively. During the second quarter, the Company issued $400 million of 1.95% senior notes due 2017 and $500 million of 4.85% senior notes due 2042. The net proceeds were used during the third quarter of 2012 to repay the Company's $152 million of 8.625% debentures upon maturity on August 1, 2012, and to redeem its $338 million of 5.625% senior notes due August 15, 2012 and its $400 million of 8.20% senior notes due May 15, 2014. These debt redemptions will result in a pre-tax loss on early

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

extinguishment of debt of approximately $57 million in the third quarter of 2012. During the first quarter of 2012, the Company issued $700 million of 3.375% senior notes due 2022 and used the net proceeds to redeem its $700 million of 6.75% senior notes due 2056. These transactions will result in annualized interest expense savings of approximately $53 million.

Interest Income

For the three and six months ended June 30, 2012, interest income of $1 million and $3 million, respectively, remained flat compared to the same prior-year periods.

Gain on Early Extinguishment of Debt

For the six months ended June 30, 2012, gain on early extinguishment of debt of $25 million reflected the pre-tax gain recognized upon the redemption of the Company's $700 million of 6.75% senior notes due 2056.

Other Items, Net

For the three months ended June 30, 2012, "Other items, net" reflected a net loss of $3 million, primarily consisting of foreign exchange losses. For the six months ended June 30, 2012, "Other items, net" reflected income of $9 million, primarily consisting of foreign exchange gains.

For the three and six months ended June 30, 2011, "Other items, net" reflected income of $5 million and $14 million, respectively, primarily consisting of foreign exchange gains.

Provision for Income Taxes

The provision for income taxes was $225 million and $230 million for the three months ended June 30, 2012 and 2011, respectively, reflecting an effective income tax rate of 33.9% and 36.5%, respectively. For the six months ended June 30, 2012, the provision for income taxes increased to $428 million from $352 million for the comparable prior-year period, driven by the increase in earnings before income taxes. The effective income tax rate was 34.7% for the six months ended June 30, 2012 versus 36.4% for the comparable prior-year period. The decrease in the effective income tax rate for the three and six months ended June 30, 2012 reflects a lower income tax rate on foreign earnings.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended June 30, 2012, equity in loss of investee companies, net of tax, increased $6 million to a loss of $11 million and for the six months ended June 30, 2012, decreased $3 million to a loss of $16 million compared to the same prior-year period, reflecting the Company's share of the operating results of its equity investments.

Net Earnings

For the three months ended June 30, 2012, net earnings of $427 million increased $32 million, or 8%, from $395 million and for the six months ended June 30, 2012, net earnings of $790 million increased $193 million, or 32%, from $597 million. These increases were mainly driven by the growth in operating income.

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

	Six Months Ended June 30,
	2012	2011

Net cash flow provided by operating activities	$1,258	$1,594
Capital expenditures	(93)	(95)

Free cash flow	$1,165	$1,499

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges" or "Segment OIBDA" if there is no impairment charge), operating income (loss), and depreciation and amortization by segment, for the three and six months ended June 30, 2012 and 2011. The Company presents Segment OIBDA before Impairment Charges (or Segment OIBDA) as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the Company's consolidated Net earnings is presented in Note 13 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues:
Entertainment	$1,707	$1,836	$4,025	$3,830
Cable Networks	446	413	898	806
Publishing	189	183	365	338
Local Broadcasting	704	691	1,326	1,312
Outdoor	481	490	897	903
Eliminations	(51)	(27)	(111)	(93)

Total Revenues	$3,476	$3,586	$7,400	$7,096

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Segment OIBDA before Impairment Charges:
Entertainment	$426	$440	$837	$708
Cable Networks	190	176	399	329
Publishing	9	19	19	26
Local Broadcasting	248	230	419	399
Outdoor	93	86	146	135
Corporate	(52)	(57)	(110)	(109)
Residual costs	(12)	(18)	(24)	(37)
Eliminations	(1)	(3)	(1)	(2)

OIBDA before Impairment Charges	901	873	1,685	1,449
Impairment charges	—	—	(11)	—
Depreciation and amortization	(132)	(139)	(263)	(278)

Total Operating Income	$769	$734	$1,411	$1,171

Operating Income (Loss):
Entertainment	$385	$400	$755	$630
Cable Networks	184	171	388	318
Publishing	7	17	15	22
Local Broadcasting	225	204	363	347
Outdoor	39	26	37	14
Corporate	(58)	(63)	(122)	(121)
Residual costs	(12)	(18)	(24)	(37)
Eliminations	(1)	(3)	(1)	(2)

Total Operating Income	$769	$734	$1,411	$1,171

Depreciation and Amortization:
Entertainment	$41	$40	$82	$78
Cable Networks	6	5	11	11
Publishing	2	2	4	4
Local Broadcasting	23	26	45	52
Outdoor	54	60	109	121
Corporate	6	6	12	12

Total Depreciation and Amortization	$132	$139	$263	$278

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Films and CBS Interactive)

(Contributed 49% and 54% to consolidated revenues for the three and six months ended June 30, 2012, respectively, versus 51% and 54% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues	$1,707	$1,836	$4,025	$3,830

OIBDA	$426	$440	$837	$708
Depreciation and amortization	(41)	(40)	(82)	(78)

Operating income	$385	$400	$755	$630

OIBDA as a % of revenues	25%	24%	21%	18%
Operating income as a % of revenues	23%	22%	19%	16%
Capital expenditures	$19	$17	$36	$31

Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, Entertainment revenues decreased 7% to $1.71 billion from $1.84 billion for the same prior-year period as comparability of revenues was impacted by the timing of two significant items. The second quarter of 2011 benefited from the semifinals of the NCAA Tournament, which aired in the first quarter of 2012, as well as the initial multiyear digital streaming licensing agreement under which dozens of programs from the Company's library were first made available for streaming. Television license fee revenues are recognized at the beginning of the license period in which programs are made available for exhibition, which may cause substantial fluctuations in operating results and impact comparability on a quarterly basis. Results for the second quarter of 2012 also reflect lower domestic syndication revenues due to the third-cycle domestic syndication sale of Frasier in the second quarter of 2011, partially offset by higher international syndication and retransmission revenues.

For the three months ended June 30, 2012, Entertainment operating income decreased $15 million, or 4%, to $385 million from $400 million and OIBDA decreased $14 million, or 3%, to $426 million from $440 million for the same prior-year period, as the impact of the initial licensing of the Company's programming for digital streaming in 2011 was partially offset by higher profits from syndication sales.

Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, Entertainment revenues increased 5% to $4.03 billion from $3.83 billion for the same prior-year period principally reflecting higher revenues from the licensing of television programming, driven by licensing agreements for digital streaming and domestic and international syndication sales; higher retransmission revenues; and increased advertising revenues driven by higher pricing for the broadcast of sporting events on the CBS Television Network.

For the six months ended June 30, 2012, Entertainment operating income increased $125 million, or 20%, to $755 million from $630 million and OIBDA increased $129 million, or 18%, to $837 million from $708 million for the same prior-year period, with improved operating income and OIBDA

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

margins of three percentage points to 19% and 21%, respectively. The operating income and OIBDA increases and margin improvement reflect growth in higher margin revenues.

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 13% and 12% to consolidated revenues for the three and six months ended June 30, 2012, respectively, versus 12% and 11% for of the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues	$446	$413	$898	$806

OIBDA	$190	$176	$399	$329
Depreciation and amortization	(6)	(5)	(11)	(11)

Operating income	$184	$171	$388	$318

OIBDA as a % of revenues	43%	43%	44%	41%
Operating income as a % of revenues	41%	41%	43%	39%
Capital expenditures	$3	$3	$4	$5

Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, Cable Networks revenues increased 8% to $446 million from $413 million for the same prior-year period primarily driven by higher affiliate revenues reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks. As of June 30, 2012 subscriptions totaled 75 million for Showtime Networks, including Showtime, The Movie Channel and Flix, 45 million for CBS Sports Network and 15 million for Smithsonian Networks. Revenue growth also reflects higher licensing revenues from digital streaming of Showtime original series.

For the three months ended June 30, 2012, Cable Networks operating income increased $13 million, or 8%, to $184 million from $171 million and OIBDA increased $14 million, or 8%, to $190 million from $176 million for the same prior-year period, primarily due to the revenue growth, partially offset by expense increases associated with the timing of theatrical programming costs and advertising expenses for series premieres. Programming expenses are recognized in the period the related program is exhibited and advertising expenses fluctuate based on the timing of Showtime original series premieres, both of which may impact the comparability of operating income and operating income margins on a quarterly basis.

Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, Cable Networks revenues increased 11% to $898 million from $806 million for the same prior-year period driven by higher affiliate revenues, reflecting rate increases and growth in subscriptions at Showtime Networks and Smithsonian Networks, as well as higher licensing revenues from digital streaming and international syndication of Showtime original series.

For the six months ended June 30, 2012, Cable Networks operating income increased $70 million, or 22%, to $388 million from $318 million and OIBDA increased $70 million, or 21%, to $399 million from $329 million for the same prior-year period, primarily due to the revenue growth and lower costs

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

for theatrical programming, partially offset by higher programming costs for Showtime original series, mainly associated with the increase in licensing revenues.

Publishing (Simon & Schuster)

(Contributed 5% to consolidated revenues for each of the three and six months ended June 30, 2012 and 2011.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues	$189	$183	$365	$338

OIBDA	$9	$19	$19	$26
Depreciation and amortization	(2)	(2)	(4)	(4)

Operating income	$7	$17	$15	$22

OIBDA as a % of revenues	5%	10%	5%	8%
Operating income as a % of revenues	4%	9%	4%	7%
Capital expenditures	$—	$2	$—	$2

Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, Publishing revenues increased 3% to $189 million from $183 million for the same prior-year period reflecting strong growth in digital book sales, partially offset by lower print book sales. Digital book sales increased 44% from the same prior-year period and represented 21% of Publishing's total revenues. Best-selling titles in the second quarter included The Wind Through the Keyhole by Stephen King and Cowards by Glenn Beck.

For the three months ended June 30, 2012, Publishing operating income decreased $10 million, or 59%, to $7 million from $17 million and OIBDA decreased $10 million, or 53%, to $9 million from $19 million for the same prior-year period, as the revenue growth was more than offset by a charge related to a proposed settlement agreement to resolve the e-books antitrust action filed earlier this year by a number of states and the Commonwealth of Puerto Rico, which is subject to court approval.

Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, Publishing revenues increased 8% to $365 million from $338 million for the same prior-year period reflecting strong growth in digital book sales, partially offset by lower print book sales.

For the six months ended June 30, 2012, Publishing operating income decreased $7 million, or 32%, to $15 million from $22 million and OIBDA decreased $7 million, or 27%, to $19 million from $26 million for the same prior-year period as the revenue growth was more than offset by the charge related to the aforementioned proposed settlement and higher direct operating costs associated with the increase in revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 20% and 18% to consolidated revenues for the three and six months ended June 30, 2012, respectively, versus 19% and 18% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues	$704	$691	$1,326	$1,312

OIBDA before impairment charges	$248	$230	$419	$399
Impairment charges	—	—	(11)	—
Depreciation and amortization	(23)	(26)	(45)	(52)

Operating income	$225	$204	$363	$347

OIBDA before impairment charges as a % of revenues	35%	33%	32%	30%
Operating income as a % of revenues	32%	30%	27%	26%
Capital expenditures	$14	$16	$24	$28

Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, Local Broadcasting revenues increased 2% to $704 million from $691 million for the same prior-year period. CBS Television Stations revenues increased 6%, reflecting increased advertising spending by automotive manufacturers, higher political advertising and higher retransmission revenues, partially offset by lower advertising spending by the retail and financial services industries. CBS Radio revenues decreased 2% as growth in automotive advertising was offset by a decline in spending by retail and financial services advertisers. The Company expects results for the second half of 2012 to benefit from increased political advertising associated with the U.S. presidential election.

For the three months ended June 30, 2012, Local Broadcasting operating income increased $21 million, or 10%, to $225 million from $204 million and OIBDA increased $18 million, or 8%, to $248 million from $230 million for the same prior-year period reflecting the revenue growth and lower programming and production costs.

Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, Local Broadcasting revenues increased 1% to $1.33 billion from $1.31 billion for the same prior-year period, reflecting increased advertising spending by the automotive industry, higher political advertising and higher retransmission revenues, partially offset by lower advertising spending by the financial services industry. CBS Television Stations revenues increased 4% from the same prior-year period, while CBS Radio revenues decreased 2%.

For the six months ended June 30, 2012, Local Broadcasting operating income increased $16 million, or 5%, to $363 million from $347 million. Included in 2012 operating income was a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill in connection with the sale of certain radio stations. Local Broadcasting OIBDA before impairment charges increased $20 million, or 5%, to $419 million from $399 million for the same prior-year period, primarily driven by the revenue growth and lower programming and production costs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Acquisitions

On March 30, 2012, the Company completed the acquisition of WLNY-TV, an independent television station in Long Island, New York.

On January 25, 2012, the Company completed the acquisition of WFSI-FM (now known as WLZL-FM), a radio station in the Washington, D.C. area.

Dispositions

In April 2012, the Company signed an agreement for the sale of its five owned radio stations in West Palm Beach for $50 million. During the first quarter of 2012, in connection with the sale, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Outdoor (CBS Outdoor)

(Contributed 14% and 12% to consolidated revenues for the three and six months ended June 30, 2012, respectively, versus 14% and 13% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues	$481	$490	$897	$903

OIBDA	$93	$86	$146	$135
Depreciation and amortization	(54)	(60)	(109)	(121)

Operating income	$39	$26	$37	$14

OIBDA as a % of revenues	19%	18%	16%	15%
Operating income as a % of revenues	8%	5%	4%	2%
Capital expenditures	$15	$14	$26	$26

Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, Outdoor revenues decreased 2% to $481 million from $490 million for the same prior-year period, driven by the unfavorable impact of foreign exchange rate changes of approximately $16 million. In constant dollars, Outdoor revenues increased 1% compared to the second quarter of 2011. Revenues for the Americas (comprising North America and South America) for the second quarter of 2012 increased 2% in constant dollars compared to the same prior-year period, principally driven by growth in the U.S. billboards and displays businesses partially offset by the impact from the nonrenewal of the Toronto transit contract. This nonrenewal negatively affected the Americas revenue comparison by two percentage points. Revenues for Europe increased 1% in constant dollars, primarily reflecting increased advertising revenues in the United Kingdom associated with the 2012 Summer Olympics in London, partially offset by the nonrenewal of certain contracts and weakness in the European economy. Results for the third quarter of 2012 will continue to benefit from the 2012 Summer Olympics in London. Approximately 41% and 45% of Outdoor revenues were generated from regions outside the U.S. for the three months ended June 30, 2012 and 2011, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended June 30, 2012, Outdoor operating income increased $13 million to $39 million from $26 million and OIBDA increased $7 million, or 8%, to $93 million from $86 million for the same prior-year period. These increases were principally driven by the revenue growth in constant dollars.

Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, Outdoor revenues decreased 1% to $897 million from $903 million, driven by the unfavorable impact of foreign exchange rate changes of approximately $22 million, partially offset by increased revenues in the Americas. In constant dollars, Outdoor revenues increased 2% compared to the first half of 2011. Revenues for the Americas increased 3% in constant dollars, principally driven by growth in the U.S. billboards and displays businesses partially offset by the impact from the nonrenewal of the Toronto transit contract. This nonrenewal negatively affected the Americas revenue comparison by two percentage points. Revenues for Europe decreased 1% in constant dollars principally driven by the nonrenewal of certain contracts and weakness in the European economy, partially offset by increased advertising revenues in the United Kingdom associated with the 2012 Summer Olympics in London. Approximately 41% and 44% of Outdoor revenues were generated from regions outside the U.S. for the six months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012, Outdoor operating income increased $23 million to $37 million from $14 million and OIBDA increased $11 million, or 8% to $146 million from $135 million for the same prior-year period. These increases were principally driven by the revenue growth in constant dollars.

Due to the challenging advertising marketplace worldwide, certain transit contracts, including the London Underground contract, are operating at their minimum guarantee levels.

Corporate

For the three months ended June 30, 2012, corporate expenses decreased 8% to $58 million from $63 million for the same prior-year period, principally reflecting lower stock-based compensation expense. For the six months ended June 30, 2012 corporate expenses increased 1% to $122 million from $121 million for the same prior-year period.

Residual Costs

Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For the three months ended June 30, 2012, residual costs decreased 33% to $12 million from $18 million for the same prior-year period and for the six months ended June 30, 2012, residual costs decreased 35% to $24 million from $37 million for the same prior-year period. These decreases were primarily due to the benefit from the pre-funding of pension plans during 2011 and lower pension-related interest cost associated with retirees.

Financial Position

Current assets increased by $839 million to $6.38 billion at June 30, 2012 from $5.54 billion at December 31, 2011, primarily due to an increase in cash of $1.23 billion to $1.89 billion, of which $944 million was used in the third quarter of 2012 to redeem and repay $890 million of the Company's debt. This increase was partially offset by a decrease in receivables due to seasonality of the Company's businesses. The allowance for doubtful accounts as a percentage of receivables increased to 3.7% at June 30, 2012 from 3.4% at December 31, 2011, primarily due to the decrease in receivables.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Programming and other inventory, including both current and noncurrent, decreased by $378 million to $1.85 billion at June 30, 2012 from $2.23 billion at December 31, 2011, primarily reflecting the expensing of prepaid sports program rights and the timing of the broadcast of entertainment programs, partially offset by additional investment in television series programming.

Net property and equipment of $2.39 billion at June 30, 2012 decreased $116 million from $2.51 billion at December 31, 2011, primarily reflecting depreciation expense of $208 million, partially offset by capital expenditures of $93 million.

Current liabilities increased by $441 million to $4.37 billion at June 30, 2012 from $3.93 billion at December 31, 2011, primarily driven by an increase in the current portion of long-term debt as the Company repaid $890 million of this long-term debt during the third quarter of 2012. This increase was partially offset by decreases in accounts payable and accrued compensation, reflecting the timing of payments.

Other liabilities decreased by $117 million to $3.23 billion at June 30, 2012 from $3.35 billion at December 31, 2011, primarily reflecting decreases related to sports programming rights.

Cash Flows

Cash and cash equivalents increased by $1.23 billion and $866 million for the six months ended June 30, 2012 and 2011, respectively. The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,

	2012	2011

Cash provided by operating activities	$1,258	$1,594
Cash used for investing activities	(194)	(171)
Cash provided by (used for) financing activities	164	(557)

Net increase in cash and cash equivalents	$1,228	$866

Operating Activities.    Cash provided by operating activities of $1.26 billion for the six months ended June 30, 2012 decreased $336 million from $1.59 billion for the same prior-year period as the increase in operating income was more than offset by lower contributions from working capital and higher income tax payments. The decreased working capital contributions primarily reflect the timing of programming payments and increased investment in television series programming.

Cash paid for income taxes for the six months ended June 30, 2012 of $265 million increased $107 million from $158 million for the six months ended June 30, 2011, primarily driven by higher pre-tax earnings.

Investing Activities.    Cash used for investing activities of $194 million for the six months ended June 30, 2012 principally reflected capital expenditures of $93 million, payments for acquisitions of $69 million, primarily reflecting the acquisitions of a television and a radio station, and investments in investee companies of $39 million. Cash used for investing activities of $171 million for the six months ended June 30, 2011 principally reflected capital expenditures of $95 million, payments for acquisitions of $55 million, primarily for internet businesses, and investments in investee companies of $42 million, partially offset by proceeds from dispositions of $13 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financing Activities.    Cash provided by financing activities of $164 million for the six months ended June 30, 2012 principally reflected proceeds from the issuance of notes of $1.57 billion, partially offset by the repayment of notes of $700 million, the repurchase of CBS Corp. Class B Common Stock for $564 million, and dividend payments of $135 million. Cash used for financing activities of $557 million for the six months ended June 30, 2011 principally reflected the repurchase of CBS Corp. Class B Common Stock for $500 million and dividend payments of $73 million.

Repurchase of Company Stock and Cash Dividends

During the six months ended June 30, 2012, the Company repurchased 18.4 million shares of CBS Corp. Class B Common Stock for $570 million, at an average cost of $31.09 per share, of which 9.4 million shares were repurchased in the second quarter for $301 million. Since the inception of the share repurchase program in January 2011 through June 30, 2012, the Company has repurchased 60.6 million shares of Class B Common Stock for $1.59 billion, at an average cost of $26.24 per share.

On July 26, 2012, the Company announced that its Board of Directors approved a $1.7 billion increase to its share repurchase program, bringing total authorization under this program to $4.7 billion. Through July 26, 2012, the Company has spent a total of $1.67 billion under this share repurchase program, leaving $3.03 billion of authorization remaining.

During the second quarter of 2012, the Company declared a quarterly cash dividend of $.10 per share on its Class A and Class B Common Stock payable on July 1, 2012. The total dividend was $66 million of which $64 million was paid on July 1, 2012 and $2 million was accrued to be paid upon vesting of RSUs.

On July 26, 2012, the Company announced that its Board of Directors approved a 20% increase in the quarterly cash dividend on the Company's common stock from $.10 to $.12 per share. The dividend is payable on October 1, 2012 to shareholders of record as of September 10, 2012.

Capital Structure

The following table sets forth the Company's debt.

	At June 30, 2012	At December 31, 2011

Senior debt (1.95% – 8.875% due 2012 – 2056) (a)	$6,752	$5,925
Obligations under capital leases	70	78

Total debt	6,822	6,003
Less discontinued operations debt (b)	21	21

Total debt from continuing operations	6,801	5,982
Less current portion	901	24

Total long-term debt from continuing operations, net of current portion	$5,900	$5,958

  (a)
  At June 30, 2012 and December 31, 2011, the senior debt balances included (i) a net unamortized (discount) premium of $(19) million and $4 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $26 million and $75 million, respectively. The face value of the Company's senior debt was $6.75 billion at June 30, 2012 and $5.85 billion at December 31, 2011.

  (b)
  Included in current and noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets.

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

In June 2012, the Company issued $400 million of 1.95% senior notes due 2017 and $500 million of 4.85% senior notes due 2042. The net proceeds were used during the third quarter of 2012 to repay the Company's $152 million of 8.625% debentures upon maturity on August 1, 2012, and to redeem its $338 million of 5.625% senior notes due August 15, 2012 and its $400 million of 8.20% senior notes due May 15, 2014. These debt redemptions will result in a pre-tax loss on early extinguishment of debt of approximately $57 million in the third quarter of 2012.

During the first quarter of 2012, the Company issued $700 million of 3.375% senior notes due 2022. The net proceeds were used to redeem the Company's $700 million of 6.75% senior notes due 2056, resulting in a pre-tax gain on early extinguishment of debt of $25 million.

These transactions are expected to result in annualized interest expense savings of approximately $53 million.

Credit Facility

At June 30, 2012, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At June 30, 2012, the Company's Consolidated Leverage Ratio was approximately 1.9x and Consolidated Coverage Ratio was approximately 8.5x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At June 30, 2012, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At June 30, 2012, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.99 billion of remaining availability at June 30, 2012, and access to capital

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

At June 30, 2012, the Company had $1.89 billion of cash on hand, of which $944 million was used during the third quarter of 2012 to repay and redeem $890 million of the Company's long-term debt. Funding for the Company's remaining long-term debt obligations due over the next five years of $699 million is expected to come from cash generated from operating activities and the Company's ability to refinance its debt.

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2012, the outstanding letters of credit and surety bonds approximated $424 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

Securities Action.    On December 12, 2008, the City of Pontiac General Employees' Retirement System filed a self-styled class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, alleging violations of federal securities law. The complaint, which was filed on behalf of a putative class of purchasers of the Company's common stock between February 26, 2008 and October 10, 2008 (the "Class Period"), alleges that, among other things, the Company's failure to timely write down the value of certain assets caused the Company's reported operating results during the Class Period to be materially inflated. The plaintiffs seek unspecified compensatory damages. On February 11, 2009, a motion was filed in the case on behalf of The City of Omaha, Nebraska Civilian Employees' Retirement System, and The City of Omaha Police and Fire Retirement System (collectively, the "Omaha Funds") seeking to appoint the Omaha Funds as the lead plaintiffs in this case; on March 5, 2009, the court granted that motion. On May 4, 2009, the plaintiffs filed an Amended Complaint, which removes the Treasurer as a defendant and adds the Executive Chairman. On July 13, 2009, all defendants filed a motion to dismiss this action. On March 16, 2010, the court granted the Company's motion and dismissed this action as to the Company and all defendants. On April 30, 2010, the plaintiffs filed a motion for leave to serve an amended complaint. On September 23, 2010, the court issued an order granting leave to amend. On October 8, 2010, the Company was served with an Amended Complaint, which redefines the Class Period to be April 29, 2008 to October 10, 2008 and alleges that the impairment charge should have been taken during the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

first quarter of 2008. The Company filed a motion to dismiss this Amended Complaint on November 19, 2010. On May 24, 2011, the court granted the motion to dismiss and entered judgment in favor of defendants on May 25, 2011. On June 23, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 14, 2012, the Second Circuit heard oral argument on plaintiffs' appeal. On May 10, 2012, the Second Circuit affirmed the dismissal of the case.

E-books Matters.    A number of lawsuits described below are pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

On April 10, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. The Stipulation, which is subject to final approval by the court, does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period and certain compliance practices for a five year period.

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that Simon & Schuster will pay an agreed upon amount for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. The proposed settlement is subject to court approval. While the Stipulation with the DOJ and the proposed settlement with the States are subject to finalization and court approval, the Company believes that these settlements, as currently drafted, will not have a material adverse effect on its results of operation, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Commencing on February 24, 2012, similar antitrust suits have been filed under Canadian law against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to vigorously defend itself in the MDL and Canadian litigations.

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

In another case involving broadcasts on another network, in June 2007, the United States Court of Appeals for the Second Circuit vacated the FCC's November 2006 finding that the broadcast of fleeting and isolated expletives was indecent and remanded the case to the FCC (the "fleeting expletives case"). On March 17, 2008, the United States Supreme Court granted the FCC's petition to review the United States Court of Appeals for the Second Circuit's decision. On November 4, 2008, the United States Supreme Court heard argument in this case. On April 28, 2009, the United States Supreme Court issued a 5-4 decision reversing the Second Circuit's judgment on administrative grounds in favor of the FCC and remanding the fleeting expletives case to the Second Circuit. The Second Circuit requested additional briefing and argument was heard on January 13, 2010. On July 13, 2010, the Second Circuit struck down an FCC policy on indecency and found that the FCC's indecency policies and decisions regarding the use of "fleeting expletives" on radio and television violated the First Amendment. On August 25, 2010, the FCC filed a petition for rehearing en banc and, on August 31, 2010, the Second Circuit issued an order directing all parties and intervenors to file briefs in response to the FCC's petition on September 21, 2010, which were filed. On November 22, 2010, the Second Circuit denied the FCC's petition for rehearing. On April 21, 2011, the FCC filed a combined petition for certiorari seeking review of the Second Circuit's decision in this case and also in an indecency case involving a broadcast on another television network. On June 27, 2011, the United States Supreme Court granted the FCC's petition for certiorari. On January 10, 2012, the United States Supreme Court heard oral argument in these cases. On June 21, 2012, the United States Supreme Court ruled in favor of the broadcasters.

Following the April 28, 2009 decision in the fleeting expletives case, on May 4, 2009, the United States Supreme Court remanded the Super Bowl Proceeding to the United States Court of Appeals for the Third Circuit and requested supplemental briefing from the Company and the FCC, in light of the United States Supreme Court's fleeting expletives decision. Argument was heard by the Third Circuit in the Super Bowl Proceeding on February 23, 2010. On May 18, 2010 and on December 22, 2010, at the Third Circuit's request, the Company and the FCC each submitted supplemental briefs. On

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

November 2, 2011, the Third Circuit upheld its earlier decision to vacate the FCC's order to have the Company pay the $550,000 forfeiture. On April 17, 2012, the FCC filed a petition for certiorari with the United States Supreme Court seeking review of the Third Circuit decision. On June 29, 2012, the United States Supreme Court denied the FCC's petition for certiorari.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2012, the Company had pending approximately 46,020 asbestos claims, as compared with approximately 50,090 as of December 31, 2011 and 50,390 as of June 30, 2011. During the second quarter of 2012, the Company received approximately 1,030 new claims and closed or moved to an inactive docket approximately 3,660 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2011 and 2010 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $33 million and $14 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2012, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc., primarily MTV Networks and BET Networks. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures and MTV Networks. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $70 million and $88 million for the three months ended June 30, 2012 and 2011, respectively, and $134 million and $139 million for the six months ended June 30, 2012 and 2011, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Company places advertisements with, and leases production facilities, licenses programming and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $3 million and $4 million for the three months ended June 30, 2012 and 2011, respectively, and $9 million and $10 million for the six months ended June 30, 2012 and 2011, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets.

	At June 30, 2012	At December 31, 2011

Receivables	$123	$102
Other assets (Receivables, noncurrent)	157	198

Total amounts due from Viacom Inc.	$280	$300

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $35 million and $30 million for the three months ended June 30, 2012 and 2011, respectively, and $71 million and $63 million for the six months ended June 30, 2012 and 2011, respectively.

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

Recent Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued amended guidance on testing indefinite-lived intangible assets for impairment, effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary. The Company expects to early adopt this guidance for its annual impairment test performed in the fourth quarter of 2012.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1. Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Securities Action.    As previously disclosed, Omaha Funds filed securities actions against the Company and certain of its officers alleging violations of securities laws. On May 10, 2012, the United States Court of Appeals for the Second Circuit affirmed the dismissal of the case.

E-books Matters.    As previously disclosed, a number of lawsuits described below are pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

On April 10, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. The Stipulation, which is subject to final approval by the court, does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period and certain compliance practices for a five year period.

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that Simon & Schuster will pay an agreed upon amount for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. The proposed settlement is subject to court approval. While the Stipulation with the DOJ and the proposed settlement with the States are subject to finalization and court approval, the Company believes that these settlements, as currently drafted, will not have a material adverse effect on its results of operation, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss.

Commencing on February 24, 2012, similar antitrust suits under Canadian law have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to vigorously defend itself in the MDL and Canadian litigations.

In addition, the competition authority in the European Community is conducting a competition investigation of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with this investigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. On November 3, 2011, the Company announced that its Board of Directors approved a $1.5 billion increase to this share repurchase program. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended June 30, 2012 under this publicly announced share repurchase program.

(In millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

April 1, 2012 – April 30, 2012	2.4	$32.94	2.4	$1,632
May 1, 2012 – May 31, 2012	3.9	$31.94	3.9	$1,508
June 1, 2012 – June 30, 2012	3.1	$31.65	3.1	$1,411

Total	9.4	$32.10	9.4	$1,411

Item 6.    Exhibits.

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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
Letter Agreement dated May 2, 2012 between CBS Corporation and Leslie Moonves (filed herewith), which supplements the Employment Agreement dated February 23, 2010 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2009) (File No. 001-09553).
Certain portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
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
The following materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:
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

CBS CORPORATION (Registrant)
Date: August 2, 2012	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date: August 2, 2012	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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

Letter Agreement dated May 2, 2012 between CBS Corporation and Leslie Moonves (filed herewith), which supplements the Employment Agreement dated February 23, 2010 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2009) (File No. 001-09553).
Certain portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
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

The following materials from CBS Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.