Form 10-Q
period 2012-09-30
CBS CORP
filed 2012-11-07
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of common stock outstanding at October 31, 2012:

        Class A Common Stock, par value $.001 per share—43,205,460

        Class B Common Stock, par value $.001 per share—592,182,509

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,

	2012		2011		2012		2011

Revenues		$3,418		$3,365		$10,818		$10,461

Expenses:
Operating		1,841		1,810		6,179		6,116
Selling, general and administrative		679		718		2,056		2,059
Impairment charges (Note 3)		—		—		11		—
Depreciation and amortization		127		134		390		412

Total expenses		2,647		2,662		8,636		8,587

Operating income		771		703		2,182		1,874
Interest expense		(95)		(110)		(309)		(330)
Interest income		2		2		5		5
Net loss on early extinguishment of debt (Note 6)		(57)		—		(32)		—
Other items, net		3		(21)		12		(7)

Earnings before income taxes and equity in loss of investee companies		624		574		1,858		1,542
Provision for income taxes		(219)		(217)		(647)		(569)
Equity in loss of investee companies, net of tax		(14)		(19)		(30)		(38)

Net earnings		$391		$338		$1,181		$935

Basic net earnings per common share	$	..61	$	..51		$1.83		$1.40
Diluted net earnings per common share	$	..60	$	..50		$1.78		$1.36
Weighted average number of common shares outstanding:
Basic		640		659		645		667
Diluted		656		675		662		685
Dividends per common share	$	..12	$	..10	$	..32	$	..25

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net earnings	$391	$338	$1,181	$935

Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	21	(26)	10	(7)
Amortization of net actuarial loss	8	7	23	22
Unrealized gain (loss) on securities	1	(2)	2	(2)

Total other comprehensive income (loss), net of tax	30	(21)	35	13

Comprehensive income	$421	$317	$1,216	$948

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At September 30, 2012	At December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$947	$660
Receivables, less allowances of $103 (2012) and $114 (2011)	3,202	3,254
Programming and other inventory (Note 4)	685	735
Deferred income tax assets, net	318	319
Prepaid income taxes	46	10
Prepaid expenses	263	213
Other current assets	312	343
Current assets of discontinued operations	15	9

Total current assets	5,788	5,543

Property and equipment:
Land	330	329
Buildings	718	714
Capital leases	193	200
Advertising structures	2,129	2,069
Equipment and other	2,054	2,022

	5,424	5,334
Less accumulated depreciation and amortization	3,052	2,824

Net property and equipment	2,372	2,510

Programming and other inventory (Note 4)	1,467	1,496
Goodwill	8,606	8,620
Intangible assets (Note 3)	6,483	6,526
Other assets	1,617	1,434
Assets of discontinued operations	59	68

Total Assets	$26,392	$26,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$345	$410
Accrued compensation	295	403
Participants' share and royalties payable	847	938
Program rights	506	577
Deferred revenue	239	253
Current portion of long-term debt (Note 6)	20	24
Accrued expenses and other current liabilities	1,401	1,316
Current liabilities of discontinued operations	10	12

Total current liabilities	3,663	3,933

Long-term debt (Note 6)	5,907	5,958
Pension and postretirement benefit obligations	1,809	1,839
Deferred income tax liabilities, net	1,276	1,025
Other liabilities	3,270	3,351
Liabilities of discontinued operations	178	183
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 43 (2012) and 44 (2011) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 783 (2012) and 769 (2011) shares issued	1	1
Additional paid-in capital	43,429	43,395
Accumulated deficit	(27,162)	(28,343)
Accumulated other comprehensive loss	(404)	(439)

	15,864	14,614
Less treasury stock, at cost; 189 (2012) and 162 (2011) Class B shares	5,575	4,706

Total Stockholders' Equity	10,289	9,908

Total Liabilities and Stockholders' Equity	$26,392	$26,197

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2012	2011

Operating Activities:
Net earnings	$1,181	$935
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	390	412
Stock-based compensation	119	110
Impairment charges	11	—
Redemption of debt	(28)	—
Equity in loss of investee companies, net of tax and distributions	33	40
Change in assets and liabilities, net of effects of acquisitions	(226)	183

Net cash flow provided by operating activities	1,480	1,680

Investing Activities:
Acquisitions, net of cash acquired	(70)	(73)
Capital expenditures	(152)	(152)
Investments in and advances to investee companies	(54)	(45)
Proceeds from sale of investments	11	8
Proceeds from dispositions	46	13

Net cash flow used for investing activities	(219)	(249)

Financing Activities:
Proceeds from issuance of notes	1,567	4
Repayment of notes	(1,583)	(2)
Payment of capital lease obligations	(15)	(14)
Payment of contingent consideration	(33)	—
Dividends	(199)	(140)
Purchase of Company common stock	(839)	(850)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(105)	(81)
Proceeds from exercise of stock options	140	58
Excess tax benefit from stock-based compensation	93	66
Other financing activities	—	(5)

Net cash flow used for financing activities	(974)	(964)

Net increase in cash and cash equivalents	287	467
Cash and cash equivalents at beginning of period	660	480

Cash and cash equivalents at end of period	$947	$947

Supplemental disclosure of cash flow information
Cash paid for interest (including premium on early extinguishment of debt)	$365	$313
Cash paid for income taxes	$353	$171

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, and CBS Global Distribution Group; CBS Films and CBS Interactive), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor (CBS Outdoor, comprised of Outdoor Americas and Outdoor Europe).

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

Use of Estimates—The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For both the three and nine months ended September 30, 2012, stock options to purchase 3 million shares of Class B Common Stock, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For both the three and nine months ended September 30, 2011, stock options to purchase 22 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2012	2011	2012	2011

Weighted average shares for basic EPS	640	659	645	667
Dilutive effect of shares issuable under stock-based compensation plans	16	16	17	18

Weighted average shares for diluted EPS	656	675	662	685

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the nine months ended September 30, 2012 and 2011, the Company recorded dividends of $210 million and $170 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Recent Pronouncements

Impairment Analysis of Unamortized Film Costs

In October 2012, the FASB issued amended guidance on impairment assessments of unamortized film costs, which is effective for impairment assessments performed on or after December 15, 2012, with early adoption permitted. This guidance eliminates the presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The guidance also eliminates the requirement that fair value measurements used in the impairment analysis include the consideration of subsequent evidence, if such information would not have been considered by market participants at the measurement date.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued amended guidance on testing indefinite-lived intangible assets for impairment, effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

impairment test is unnecessary. The Company early adopted this guidance for its annual impairment test in the fourth quarter of 2012.

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

RSUs and PSUs	$28	$25	$88	$77
Stock options and equivalents	10	10	31	33

Stock-based compensation expense, before income taxes	38	35	119	110
Related tax benefit	(15)	(14)	(46)	(44)

Stock-based compensation expense, net of tax benefit	$23	$21	$73	$66

During the nine months ended September 30, 2012, the Company granted 5 million RSUs with a weighted average per unit grant date fair value of $30.16. RSU grants during the first nine months of 2012 generally vest over a one-to-four-year service period. Certain RSU awards are also subject to satisfying performance conditions. The number of shares that will be issued upon vesting of RSU awards with performance conditions can range from 0% to 120% of the target award, based on the achievement of established operating performance goals. During the nine months ended September 30, 2012, the Company also granted 3 million stock options with a weighted average exercise price of $29.44. Stock option grants during the first nine months of 2012 generally vest over a three-to-four-year service period and expire eight years from the date of grant.

Total unrecognized compensation cost related to non-vested RSUs at September 30, 2012 was $198 million, which is expected to be expensed over a weighted average period of 2.4 years. Total unrecognized compensation cost related to non-vested stock option awards at September 30, 2012 was $68 million, which is expected to be expensed over a weighted average period of 2.4 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At September 30, 2012	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$895	$(630)	$265
Franchise agreements	489	(313)	176
Other intangible assets	288	(186)	102

Total intangible assets subject to amortization	1,672	(1,129)	543
FCC licenses	5,771	—	5,771
Trade names	169	—	169

Total intangible assets	$7,612	$(1,129)	$6,483

At December 31, 2011	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$882	$(590)	$292
Franchise agreements	487	(292)	195
Other intangible assets	376	(244)	132

Total intangible assets subject to amortization	1,745	(1,126)	619
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,652	$(1,126)	$6,526

Amortization expense was $25 million and $31 million for the three months ended September 30, 2012 and 2011, respectively, and $80 million and $94 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2012 through 2016, to be as follows:

	2012	2013	2014	2015	2016

Amortization expense	$104	$90	$80	$69	$59

In April 2012, the Company signed an agreement for the sale of its five owned radio stations in West Palm Beach for $50 million. During the first quarter of 2012, in connection with the sale, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At September 30, 2012	At December 31, 2011

Program rights	$1,228	$1,333
Television programming:
Released (including acquired libraries)	580	628
In process and other	229	170
Theatrical programming:
Released	17	15
In process and other	32	25
Publishing, primarily finished goods	65	59
Other	1	1

Total programming and other inventory	2,152	2,231
Less current portion	685	735

Total noncurrent programming and other inventory	$1,467	$1,496

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2012, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $50 million and $72 million for the three months ended September 30, 2012 and 2011, respectively, and $184 million and $211 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $8 million and $6 million for the three months ended September 30, 2012 and 2011, respectively, and $17 million and $16 million for the nine months ended September 30, 2012 and 2011, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were not material at September 30, 2012 and December 31, 2011.

	At September 30, 2012	At December 31, 2011

Receivables	$120	$102
Other assets (Receivables, noncurrent)	157	198

Total amounts due from Viacom Inc.	$277	$300

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $31 million and $30 million for the three months ended September 30, 2012 and 2011, respectively, and $102 million and $93 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At September 30, 2012	At December 31, 2011

Senior debt (1.95% – 8.875% due 2012 – 2056) (a)	$5,863	$5,925
Obligations under capital leases	77	78

Total debt	5,940	6,003
Less discontinued operations debt (b)	13	21

Total debt from continuing operations	5,927	5,982
Less current portion	20	24

Total long-term debt from continuing operations, net of current portion	$5,907	$5,958

  (a)
  At September 30, 2012 and December 31, 2011, the senior debt balances included (i) a net unamortized (discount) premium of $(17) million and $4 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $24 million and $75 million, respectively. The face value of the Company's senior debt was $5.86 billion at September 30, 2012 and $5.85 billion at December 31, 2011.

  (b)
  Included in noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., has no guarantor.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the nine months ended September 30, 2012, debt issuances and redemptions were as follows:

Debt Issuances

  June 2012, $400 million 1.95% senior notes due 2017
  June 2012, $500 million 4.85% senior notes due 2042
  February 2012, $700 million 3.375% senior notes due 2022

Debt Redemptions

  Third quarter

    $152 million 8.625% debentures due 2012
    $338 million 5.625% senior notes due 2012
    $400 million 8.20% senior notes due 2014

  First quarter

    $700 million 6.75% senior notes due 2056

These redemptions resulted in a pre-tax loss on early extinguishment of debt of $57 million for the third quarter of 2012 and a pre-tax net loss on early extinguishment of debt of $32 million for the nine months ended September 30, 2012.

Credit Facility

At September 30, 2012, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At September 30, 2012, the Company's Consolidated Leverage Ratio was approximately 1.6x and Consolidated Coverage Ratio was approximately 9.0x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At September 30, 2012, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At September 30, 2012, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2012	2011	2012	2011

Components of net periodic cost:
Service cost	$9	$9	$—	$—
Interest cost	61	62	8	9
Expected return on plan assets	(62)	(60)	—	—
Amortization of actuarial losses (gains)	18	16	(4)	(3)

Net periodic cost	$26	$27	$4	$6

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2012	2011	2012	2011

Components of net periodic cost:
Service cost	$27	$27	$—	$—
Interest cost	183	186	24	27
Expected return on plan assets	(186)	(179)	—	—
Amortization of actuarial losses (gains)	54	48	(12)	(8)

Net periodic cost	$78	$82	$12	$19

8) STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2012, the Company repurchased 27.0 million shares of CBS Corp. Class B Common Stock for $871 million, at an average cost of $32.26 per share, of which 8.6 million shares were repurchased in the third quarter for $300 million. Since the inception of the share repurchase program in January 2011 through September 30, 2012, the Company has repurchased 69.2 million shares of its Class B Common Stock for $1.89 billion, at an average cost of $27.31 per share, leaving $2.81 billion of authorization remaining at September 30, 2012.

On July 26, 2012, the Company announced a 20% increase in the quarterly cash dividend on its Class A and Class B Common Stock to $.12 per share from $.10 per share, payable on October 1, 2012. The total third quarter 2012 dividend was $78 million of which $77 million was paid on October 1, 2012 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the nine months ended September 30, 2012 were $210 million.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes was $219 million and $217 million for the three months ended September 30, 2012 and 2011, respectively, reflecting an effective income tax rate of 35.1% and 37.8%, respectively. For the nine months ended September 30, 2012, the provision for income taxes increased to $647 million from $569 million for the comparable prior-year period, principally driven by the increase in earnings before income taxes. The effective income tax rate was 34.8% for the nine months ended September 30, 2012 versus 36.9% for the comparable prior-year period. The decrease in the effective income tax rate for both the three and nine months ended September 30, 2012 primarily reflects lower state and foreign income tax rates.

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

10) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2012, the outstanding letters of credit and surety bonds approximated $439 million and were not recorded on the Consolidated Balance Sheet.

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

On April 10, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

with the court. On September 7, 2012, the Stipulation was approved by the court and final judgment was entered. The Stipulation does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period and certain compliance practices for a five year period.

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. The proposed settlement is subject to court approval. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. The court is scheduled to conduct a final settlement approval hearing on February 8, 2013. The Company believes that this settlement with the States and the Stipulation with the DOJ will not have a material adverse effect on its results of operations, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. The Company believes that the States' settlement, if approved by the court, would likely resolve the class claims of those private litigant plaintiffs in the MDL litigation who reside in the areas covered by the States' settlement and who do not opt-out of such settlement.

Commencing on February 24, 2012, similar antitrust suits have been filed under Canadian law against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to vigorously defend itself in the MDL and Canadian matters.

In addition, the European Commission (the "EC") and Canadian Competition Bureau are conducting separate competition investigations of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with these investigations. On September 19, 2012, the EC began accepting public comment on the terms of a proposed settlement. The proposed settlement between the EC and certain Publishing parties, including Simon & Schuster, requires the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ, subject to public comment.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2012, the Company had pending approximately 46,060 asbestos claims, as compared with approximately 50,090 as of December 31, 2011 and 50,120 as of September 30, 2011. During the third quarter of 2012, the Company received approximately 1,100 new claims and closed or moved to an inactive docket approximately 1,060 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2011 and 2010 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $33 million and $14 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

11) RESTRUCTURING CHARGES

During the year ended December 31, 2011, in a continued effort to reduce its cost structure, the Company initiated restructuring plans, which primarily included relocation or closure of certain business activities, as well as other exit activities. As a result, the Company recorded restructuring charges of $46 million, reflecting $34 million of costs associated with exiting contractual obligations and $12 million of severance costs. During the year ended December 31, 2010, the Company recorded restructuring charges of $81 million, reflecting $66 million of severance costs and $15 million of costs associated with exiting contractual obligations. As of September 30, 2012, the cumulative amount paid for the 2011 and 2010 restructuring charges was $98 million, of which $74 million was for the severance costs and $24 million was related to costs associated with exiting contractual obligations. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2011	2012 Payments	Balance at September 30, 2012

Entertainment	$42	$(17)	$25
Cable Networks	1	—	1
Publishing	2	(2)	—
Local Broadcasting	2	—	2
Outdoor	5	(4)	1

Total	$52	$(23)	$29

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

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investments	$67	$—	$—	$67
Foreign currency hedges	—	1	—	1

Total Assets	$67	$1	$—	$68

Liabilities:
Deferred compensation	$—	$192	$—	$192
Foreign currency hedges	—	3	—	3

Total Liabilities	$—	$195	$—	$195

At December 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Investments	$61	$—	$—	$61
Foreign currency hedges	—	4	—	4

Total Assets	$61	$4	$—	$65

Liabilities:
Deferred compensation	$—	$173	$—	$173

Total Liabilities	$—	$173	$—	$173

The fair value of investments is determined based on publicly quoted market prices in active markets. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At September 30, 2012 and December 31, 2011, the carrying value of the senior debt was $5.86 billion and $5.93 billion, respectively, and the fair value, which is estimated, based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $7.31 billion and $6.86 billion, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues:
Entertainment	$1,680	$1,632	$5,705	$5,462
Cable Networks	436	420	1,334	1,226
Publishing	210	220	575	558
Local Broadcasting	661	656	1,987	1,968
Outdoor	486	477	1,383	1,380
Eliminations	(55)	(40)	(166)	(133)

Total Revenues	$3,418	$3,365	$10,818	$10,461

Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Intercompany Revenues:
Entertainment	$42	$27	$139	$101
Local Broadcasting	5	6	14	15
Outdoor	8	7	13	17

Total Intercompany Revenues	$55	$40	$166	$133

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Company's management and enhances their ability to understand the Company's operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Segment OIBDA before Impairment Charges:
Entertainment	$384	$405	$1,221	$1,113
Cable Networks	227	203	626	532
Publishing	39	38	58	64
Local Broadcasting	213	184	632	583
Outdoor	99	80	245	215
Corporate	(53)	(55)	(163)	(164)
Residual costs	(12)	(19)	(36)	(56)
Eliminations	1	1	—	(1)

OIBDA before Impairment Charges	898	837	2,583	2,286
Impairment charges	—	—	(11)	—
Depreciation and amortization	(127)	(134)	(390)	(412)

Total Operating Income	771	703	2,182	1,874
Interest expense	(95)	(110)	(309)	(330)
Interest income	2	2	5	5
Net loss on early extinguishment of debt	(57)	—	(32)	—
Other items, net	3	(21)	12	(7)

Earnings before income taxes and equity in loss of investee companies	624	574	1,858	1,542
Provision for income taxes	(219)	(217)	(647)	(569)
Equity in loss of investee companies, net of tax	(14)	(19)	(30)	(38)

Net earnings	$391	$338	$1,181	$935

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Operating Income (Loss):
Entertainment	$346	$366	$1,101	$996
Cable Networks	221	197	609	515
Publishing	38	36	53	58
Local Broadcasting	190	161	553	508
Outdoor	45	21	82	35
Corporate	(58)	(60)	(180)	(181)
Residual costs	(12)	(19)	(36)	(56)
Eliminations	1	1	—	(1)

Total Operating Income	$771	$703	$2,182	$1,874

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Depreciation and Amortization:
Entertainment	$38	$39	$120	$117
Cable Networks	6	6	17	17
Publishing	1	2	5	6
Local Broadcasting	23	23	68	75
Outdoor	54	59	163	180
Corporate	5	5	17	17

Total Depreciation and Amortization	$127	$134	$390	$412

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Stock-based Compensation:
Entertainment	$13	$11	$40	$35
Cable Networks	1	2	4	4
Publishing	1	—	2	2
Local Broadcasting	7	6	19	17
Outdoor	2	2	6	5
Corporate	14	14	48	47

Total Stock-based Compensation	$38	$35	$119	$110

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Capital Expenditures:
Entertainment	$20	$22	$56	$53
Cable Networks	5	3	9	8
Publishing	1	1	1	3
Local Broadcasting	14	17	38	45
Outdoor	15	12	41	38
Corporate	4	2	7	5

Total Capital Expenditures	$59	$57	$152	$152

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At September 30, 2012	At December 31, 2011

Assets:
Entertainment	$8,522	$8,471
Cable Networks	1,777	1,679
Publishing	996	1,091
Local Broadcasting	9,526	9,626
Outdoor	3,994	4,092
Corporate	1,644	1,262
Discontinued operations	74	77
Eliminations	(141)	(101)

Total Assets	$26,392	$26,197

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

	Statement of Operations For the Three Months Ended September 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$36	$32	$3,350	$—	$3,418

Expenses:
Operating	19	26	1,796	—	1,841
Selling, general and administrative	21	57	601	—	679
Depreciation and amortization	1	3	123	—	127

Total expenses	41	86	2,520	—	2,647

Operating income (loss)	(5)	(54)	830	—	771
Interest (expense) income, net	(114)	(88)	109	—	(93)
Net loss on early extinguishment of debt	(57)	—	—	—	(57)
Other items, net	1	(5)	7	—	3

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(175)	(147)	946	—	624
Benefit (provision) for income taxes	61	52	(332)	—	(219)
Equity in earnings (loss) of investee companies, net of tax	505	320	(14)	(825)	(14)

Net earnings	$391	$225	$600	$(825)	$391

Comprehensive income	$421	$220	$627	$(847)	$421

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$103	$156	$10,559	$—	$10,818

Expenses:
Operating	53	106	6,020	—	6,179
Selling, general and administrative	64	182	1,810	—	2,056
Impairment charges	—	—	11	—	11
Depreciation and amortization	4	10	376	—	390

Total expenses	121	298	8,217	—	8,636

Operating income (loss)	(18)	(142)	2,342	—	2,182
Interest (expense) income, net	(366)	(261)	323	—	(304)
Net loss on early extinguishment of debt	(32)	—	—	—	(32)
Other items, net	1	(6)	17	—	12

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(415)	(409)	2,682	—	1,858
Benefit (provision) for income taxes	146	144	(937)	—	(647)
Equity in earnings (loss) of investee companies, net of tax	1,450	912	(30)	(2,362)	(30)

Net earnings	$1,181	$647	$1,715	$(2,362)	$1,181

Comprehensive income	$1,216	$639	$1,735	$(2,374)	$1,216

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended September 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$30	$50	$3,285	$—	$3,365

Expenses:
Operating	19	35	1,756	—	1,810
Selling, general and administrative	24	61	633	—	718
Depreciation and amortization	1	3	130	—	134

Total expenses	44	99	2,519	—	2,662

Operating income (loss)	(14)	(49)	766	—	703
Interest (expense) income, net	(129)	(88)	109	—	(108)
Other items, net	(1)	11	(31)	—	(21)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(144)	(126)	844	—	574
Benefit (provision) for income taxes	54	47	(318)	—	(217)
Equity in earnings (loss) of investee companies, net of tax	428	219	(19)	(647)	(19)

Net earnings	$338	$140	$507	$(647)	$338

Comprehensive income	$317	$144	$476	$(620)	$317

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$93	$123	$10,245	$—	$10,461

Expenses:
Operating	53	93	5,970	—	6,116
Selling, general and administrative	80	183	1,796	—	2,059
Depreciation and amortization	4	11	397	—	412

Total expenses	137	287	8,163	—	8,587

Operating income (loss)	(44)	(164)	2,082	—	1,874
Interest (expense) income, net	(389)	(255)	319	—	(325)
Other items, net	—	10	(17)	—	(7)

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(433)	(409)	2,384	—	1,542
Benefit (provision) for income taxes	158	149	(876)	—	(569)
Equity in earnings (loss) of investee companies, net of tax	1,210	939	(38)	(2,149)	(38)

Net earnings	$935	$679	$1,470	$(2,149)	$935

Comprehensive income	$948	$678	$1,463	$(2,141)	$948

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At September 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$622	$1	$324	$—	$947
Receivables, net	20	89	3,093	—	3,202
Programming and other inventory	6	5	674	—	685
Prepaid expenses and other current assets	107	85	790	(28)	954

Total current assets	755	180	4,881	(28)	5,788

Property and equipment	41	107	5,276	—	5,424
Less accumulated depreciation and amortization	11	66	2,975	—	3,052

Net property and equipment	30	41	2,301	—	2,372

Programming and other inventory	4	96	1,367	—	1,467
Goodwill	98	62	8,446	—	8,606
Intangible assets	—	—	6,483	—	6,483
Investments in consolidated subsidiaries	38,226	8,883	—	(47,109)	—
Other assets	182	20	1,474	—	1,676
Intercompany	—	3,733	16,062	(19,795)	—

Total Assets	$39,295	$13,015	$41,014	$(66,932)	$26,392

Liabilities and Stockholders' Equity
Accounts payable	$1	$5	$339	$—	$345
Participants' share and royalties payable	—	38	809	—	847
Program rights	9	4	493	—	506
Current portion of long-term debt	4	—	16	—	20
Accrued expenses and other current liabilities	352	256	1,365	(28)	1,945

Total current liabilities	366	303	3,022	(28)	3,663

Long-term debt	5,794	—	113	—	5,907
Other liabilities	3,051	421	3,061	—	6,533
Intercompany	19,795	—	—	(19,795)	—
Stockholders' Equity:
Preferred Stock	—	—	128	(128)	—
Common Stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,429	—	61,690	(61,690)	43,429
Retained earnings (deficit)	(27,162)	12,507	(23,651)	11,144	(27,162)
Accumulated other comprehensive income (loss)	(404)	(8)	315	(307)	(404)

	15,864	12,622	39,618	(52,240)	15,864
Less treasury stock, at cost	5,575	331	4,800	(5,131)	5,575

Total Stockholders' Equity	10,289	12,291	34,818	(47,109)	10,289

Total Liabilities and Stockholders' Equity	$39,295	$13,015	$41,014	$(66,932)	$26,392

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(692)	$(167)	$2,339	$—	$1,480

Investing Activities:
Acquisitions, net of cash acquired	—	—	(70)	—	(70)
Capital expenditures	—	(7)	(145)	—	(152)
Investments in and advances to investee companies	—	—	(54)	—	(54)
Proceeds from sale of investments	—	11	—	—	11
Proceeds from dispositions	—	—	46	—	46

Net cash flow provided by (used for) investing activities	—	4	(223)	—	(219)

Financing Activities:
Proceeds from issuance of notes	1,567	—	—	—	1,567
Repayment of notes	(1,583)	—	—	—	(1,583)
Payment of capital lease obligations	—	—	(15)	—	(15)
Payment of contingent consideration	—	—	(33)	—	(33)
Dividends	(199)	—	—	—	(199)
Purchase of Company common stock	(839)	—	—	—	(839)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(105)	—	—	—	(105)
Proceeds from exercise of stock options	140	—	—	—	140
Excess tax benefit from stock-based compensation	93	—	—	—	93
Increase (decrease) in intercompany	2,106	163	(2,269)	—	—

Net cash flow provided by (used for) financing activities	1,180	163	(2,317)	—	(974)

Net increase (decrease) in cash and cash equivalents	488	—	(201)	—	287
Cash and cash equivalents at beginning of period	134	1	525	—	660

Cash and cash equivalents at end of period	$622	$1	$324	$—	$947

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(495)	$(164)	$2,339	$—	$1,680

Investing Activities:
Acquisitions, net of cash acquired	—	—	(73)	—	(73)
Capital expenditures	—	(5)	(147)	—	(152)
Investments in and advances to investee companies	—	—	(45)	—	(45)
Proceeds from sale of investments	—	8	—	—	8
Proceeds from dispositions	—	—	13	—	13

Net cash flow provided by (used for) investing activities	—	3	(252)	—	(249)

Financing Activities:
Proceeds from issuance of notes	—	—	4	—	4
Repayment of notes and debentures	—	—	(2)	—	(2)
Payment of capital lease obligations	—	—	(14)	—	(14)
Dividends	(140)	—	—	—	(140)
Purchase of Company common stock	(850)	—	—	—	(850)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(81)	—	—	—	(81)
Proceeds from exercise of stock options	58	—	—	—	58
Excess tax benefit from stock-based compensation	66	—	—	—	66
Other financing activities	(5)	—	—	—	(5)
Increase (decrease) in intercompany	1,852	161	(2,013)	—	—

Net cash flow provided by (used for) financing activities	900	161	(2,025)	—	(964)

Net increase in cash and cash equivalents	405	—	62	—	467
Cash and cash equivalents at beginning of period	105	1	374	—	480

Cash and cash equivalents at end of period	$510	$1	$436	$—	$947

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

Results for the three and nine months ended September 30, 2012 benefited from the strength of the Company's content and incremental revenues generated from the aforementioned opportunities. Revenues for the third quarter of 2012 increased 2% to $3.42 billion and revenues for the nine months ended September 30, 2012 increased 3% to $10.82 billion, compared to the same prior-year periods. Revenue growth was led by increased content licensing and distribution revenues of 8% and 11% for the three and nine months ended September 30, 2012, respectively, driven by higher domestic and international syndication sales and licensing agreements for digital streaming. Affiliate and subscription fee revenues increased 12% and 9% for the three and nine months ended September 30, 2012, respectively, reflecting higher cable network and retransmission revenues, including the benefit from agreements recently entered into with several MVPDs.

Advertising revenues decreased 3% for the third quarter, principally driven by lower advertising for CBS Radio, the unfavorable impact of foreign exchange rate changes and the impact of primetime pre-emptions for the Republican and Democratic national conventions. For the nine months ended September 30, 2012, advertising revenues decreased slightly compared to the same prior-year period, principally due to the unfavorable impact of foreign exchange rate changes. During the fourth quarter of 2012, the Company expects to benefit from increased political advertising spending associated with the U.S. presidential election.

Operating income of $771 million for the third quarter of 2012 increased 10% from $703 million for the third quarter of 2011 and operating income of $2.18 billion for the nine months ended September 30, 2012 increased 16% from $1.87 billion for the same prior-year period, principally driven by the increase in revenues and higher profits on television licensing revenues. Diluted earnings per share ("EPS") for the third quarter of 2012 of $.60 increased 20% from $.50 for the third quarter of 2011 and diluted EPS of $1.78 for the nine months ended September 30, 2012 increased 31% from $1.36 for the comparable prior-year period. These increases were driven by the increase in operating income, lower interest expense due to debt refinancing during 2012 and lower weighted average shares outstanding resulting from the Company's share repurchases.

During the third quarter of 2012, the Company repaid and redeemed $890 million of its long-term debt using net proceeds from the second quarter issuance of $900 million of long-term debt. The debt redemptions resulted in a pre-tax loss on early extinguishment of debt of $57 million in the third quarter of 2012. This debt activity along with the debt activity during the first quarter of 2012, will result in annualized interest expense savings of $53 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Also during the third quarter of 2012, the Company announced that its Board of Directors approved a 20% increase in the quarterly cash dividend on the Company's common stock from $.10 to $.12 per share and a $1.7 billion increase to its share repurchase program. The Company repurchased 8.6 million shares of its Class B Common Stock during the third quarter of 2012 for $300 million, at an average cost of $34.76 per share. During the nine months ended September 30, 2012, the Company repurchased 27.0 million shares of its Class B Common Stock for $871 million at an average cost of $32.26 per share. Since inception of the share repurchase program in the first quarter of 2011 through September 30, 2012, the Company has repurchased 69.2 million shares of its Class B Common Stock for $1.89 billion, at an average cost of $27.31 per share, leaving $2.81 billion of authorization remaining.

Free cash flow for the nine months ended September 30, 2012 was $1.33 billion, compared to $1.53 billion for the same prior-year period. The Company generated cash flow from operating activities of $1.48 billion for the nine months ended September 30, 2012 versus $1.68 billion for the comparable prior-year period. These decreases primarily reflect higher investment in television content and higher income tax payments. Cash flow from operating activities for the nine months ended September 30, 2012 included payments of approximately $60 million associated with the early extinguishment of debt, primarily for make-whole premiums, while free cash flow for the same prior-year period included pension contributions of $210 million, principally to pre-fund the Company's qualified plans. Free cash flow, a non-GAAP financial measure, reflects the Company's net cash flow provided by (used for) operating activities less capital expenditures. See "Reconciliation of Non-GAAP Financial Information" on page 37 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States ("GAAP"), to free cash flow.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2012 versus Three and Nine Months Ended September 30, 2011

Revenues

The following tables present the Company's consolidated revenues by type for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2012		2011		$	%

Advertising	$1,931	56%	$1,992	59%	$(61)	(3)%
Content licensing and distribution	931	27	863	26	68	8
Affiliate and subscription fees	496	15	442	13	54	12
Other	60	2	68	2	(8)	(12)

Total Revenues	$3,418	100%	$3,365	100%	$53	2%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2012		2011		$	%

Advertising	$6,471	60%	$6,499	62%	$(28)	—%
Content licensing and distribution	2,764	26	2,483	24	281	11
Affiliate and subscription fees	1,416	13	1,297	12	119	9
Other	167	1	182	2	(15)	(8)

Total Revenues	$10,818	100%	$10,461	100%	$357	3%

Advertising revenues for the three months ended September 30, 2012 decreased $61 million, or 3%, to $1.93 billion, principally driven by lower advertising for CBS Radio, lower national advertising partly reflecting the broadcast of programming against the highly rated 2012 Summer Olympics and the impact of primetime pre-emptions for the Republican and Democratic national conventions, and the unfavorable impact of foreign exchange rate changes. Advertising revenues for the third quarter of 2012 benefited from increased political advertising and increased outdoor advertising spending in the United Kingdom associated with the 2012 Summer Olympics. For the nine months ended September 30, 2012, advertising revenues decreased slightly compared to the same prior-year period, principally due to the unfavorable impact of foreign exchange rate changes.

During the fourth quarter of 2012, the Company expects to benefit from increased political advertising spending associated with the U.S. presidential election. In addition, upfront advertising sales for the 2012/2013 television broadcast season resulted in pricing increases that are expected to positively impact revenues during the season, which runs from the middle of September 2012 through the middle of September 2013. Upfront advertising sales occur several months before the start of the season and represent a significant portion of advertising spots sold for CBS Television Network's non-sports programming. However, overall advertising revenues for the CBS Television Network will also be impacted by ratings for its programming and demand in the scatter advertising market, when advertisers purchase spots closer to the broadcast of the related programming.

Content licensing and distribution revenues for the three months ended September 30, 2012 increased $68 million, or 8%, to $931 million and for the nine months ended September 30, 2012 increased $281 million, or 11%, to $2.76 billion, primarily driven by growth in domestic and international syndication sales, and higher revenues from licensing agreements for digital streaming.

Affiliate and subscription fees increased $54 million, or 12%, to $496 million for the three months ended September 30, 2012 and increased $119 million, or 9%, to $1.42 billion for the nine months ended September 30, 2012 reflecting growth in subscriptions and rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks, higher retransmission revenues and higher fees received from the CBS Television Network's affiliated television stations. The Company recently reached agreements with several MVPDs that cover retransmission consent for the Company's owned television stations and carriage of the Company's cable networks, and entered into a long-term affiliation agreement with a television broadcasting company. These agreements, as well as the benefit from other agreements with MVPDs, are expected to contribute to incremental revenues for the remainder of 2012 and future years.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues

The Company generated approximately 15% of its total revenues from international regions for both the three months ended September 30, 2012 and 2011, and generated approximately 16% of its total revenues from international regions for both the nine months ended September 30, 2012 and 2011.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2012		2011		$	%

Programming	$513	28%	$511	28%	$2	—%
Production	468	25	440	24	28	6
Billboard, transit and other occupancy	266	15	270	15	(4)	(1)
Participation, distribution and royalty	184	10	183	10	1	1
Other	410	22	406	23	4	1

Total Operating Expenses	$1,841	100%	$1,810	100%	$31	2%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2012		2011		$	%

Programming	$2,114	34%	$2,099	34%	$15	1%
Production	1,507	24	1,439	23	68	5
Billboard, transit and other occupancy	776	13	785	13	(9)	(1)
Participation, distribution and royalty	572	9	593	10	(21)	(4)
Other	1,210	20	1,200	20	10	1

Total Operating Expenses	$6,179	100%	$6,116	100%	$63	1%

Programming expenses increased $2 million to $513 million for the three months ended September 30, 2012 and increased $15 million, or 1%, to $2.11 billion for the nine months ended September 30, 2012, primarily driven by higher television programming costs, principally for network primetime programming. This increase was partially offset by lower costs for cable theatrical programming.

Production expenses increased $28 million, or 6%, to $468 million for the three months ended September 30, 2012 and increased $68 million, or 5%, to $1.51 billion for the nine months ended September 30, 2012, primarily driven by higher production costs associated with increased revenues from television licensing arrangements. This increase was partially offset by lower music royalty costs, primarily resulting from the impact of a new long-term royalty agreement, which included a one-time retroactive benefit.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Billboard, transit and other occupancy expenses for the three months ended September 30, 2012 decreased $4 million, or 1%, to $266 million and for the nine months ended September 30, 2012 decreased $9 million, or 1%, to $776 million, primarily reflecting the impact of foreign exchange rate changes.

Participation, distribution and royalty expenses for the three months ended September 30, 2012 increased $1 million, or 1%, to $184 million. Participation, distribution and royalty expenses for the nine months ended September 30, 2012 decreased $21 million, or 4%, to $572 million, principally due to lower participations associated with the mix of titles licensed for syndication. This decrease was partially offset by higher advertising and other distribution costs for theatrical films.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $39 million, or 5%, to $679 million for the three months ended September 30, 2012, primarily reflecting lower employee-related costs. For the nine months ended September 30, 2012, SG&A expenses decreased $3 million to $2.06 billion compared with the same prior-year period. Pension and postretirement benefit costs decreased $3 million to $30 million for the third quarter of 2012 and decreased $11 million to $90 million for the nine-month period versus the comparable prior-year periods, principally due to the benefit from pre-funding pension plans in 2011. SG&A expenses as a percentage of revenues for the three and nine months ended September 30, 2012 were 20% and 19%, respectively, versus 21% and 20% for the same prior-year periods.

Impairment Charges

In April 2012, the Company signed an agreement for the sale of its five owned radio stations in West Palm Beach for $50 million. During the first quarter of 2012, in connection with the sale, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Depreciation and Amortization

For the three months ended September 30, 2012, depreciation and amortization decreased $7 million, or 5%, to $127 million and for the nine months ended September 30, 2012, depreciation and amortization decreased $22 million, or 5%, to $390 million, principally reflecting lower depreciation associated with reduced capital expenditures in recent years.

Interest Expense

For the three months ended September 30, 2012, interest expense decreased $15 million to $95 million and for the nine months ended September 30, 2012, interest expense decreased $21 million to $309 million. These decreases were driven by the Company's debt refinancing during 2012. During the third quarter of 2012, the Company repaid its $152 million of 8.625% debentures upon maturity, and redeemed its $338 million of 5.625% senior notes due 2012 and its $400 million of 8.20% senior notes due 2014, using the net proceeds from the second quarter issuance of $400 million of 1.95% senior notes due 2017 and $500 million of 4.85% senior notes due 2042. During the first quarter of 2012, the Company issued $700 million of 3.375% senior notes due 2022 and used the net proceeds to redeem its

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$700 million of 6.75% senior notes due 2056. These transactions will result in annualized interest expense savings of $53 million.

The Company had $5.93 billion of debt outstanding at September 30, 2012 and $5.99 billion at September 30, 2011, at weighted average interest rates of 6.0% and 6.9%, respectively.

Interest Income

For the three and nine months ended September 30, 2012, interest income of $2 million and $5 million, respectively, remained flat compared to the same prior-year periods.

Net Loss on Early Extinguishment of Debt

For the three months ended September 30, 2012, the loss on early extinguishment of debt of $57 million reflected a pre-tax loss associated with the redemption of the Company's $338 million of 5.625% senior notes due 2012 and $400 million of 8.20% senior notes due 2014. For the nine months ended September 30, 2012, the net loss on early extinguishment of debt of $32 million also included the pre-tax gain recognized upon the redemption of the Company's $700 million of 6.75% senior notes due 2056.

Other Items, Net

For the three and nine months ended September 30, 2012, "Other items, net" reflected income of $3 million and $12 million, respectively, primarily consisting of foreign exchange gains.

For the three and nine months ended September 30, 2011, "Other items, net" reflected losses of $21 million and $7 million, respectively, primarily consisting of foreign exchange losses.

Provision for Income Taxes

The provision for income taxes was $219 million and $217 million for the three months ended September 30, 2012 and 2011, respectively, reflecting an effective income tax rate of 35.1% and 37.8%, respectively. For the nine months ended September 30, 2012, the provision for income taxes increased to $647 million from $569 million for the comparable prior-year period, principally driven by the increase in earnings before income taxes. The effective income tax rate was 34.8% for the nine months ended September 30, 2012 versus 36.9% for the comparable prior-year period. The decrease in the effective income tax rate for both the three and nine months ended September 30, 2012 primarily reflects lower state and foreign income tax rates.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended September 30, 2012, equity in loss of investee companies, net of tax, decreased $5 million to a loss of $14 million and for the nine months ended September 30, 2012, decreased $8 million to a loss of $30 million compared to the same prior-year periods, reflecting the Company's share of the operating results of its equity investments.

Net Earnings

For the three months ended September 30, 2012, net earnings of $391 million increased $53 million, or 16%, from $338 million and for the nine months ended September 30, 2012, net earnings of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$1.18 billion increased $246 million, or 26%, from $935 million. These increases were mainly driven by the growth in operating income.

Reconciliation of Non-GAAP Financial Information

Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company's net cash flow provided by (used for) operating activities less capital expenditures. The Company's calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company's operations. The Company's net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

Management believes free cash flow provides investors with an important perspective on the cash available to the Company to service debt, make strategic acquisitions and investments, maintain its capital assets, satisfy its tax obligations, and fund ongoing operations and working capital needs. As a result, free cash flow is a significant measure of the Company's ability to generate long-term value. It is useful for investors to know whether this ability is being enhanced or degraded as a result of the Company's operating performance. The Company believes the presentation of free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from the Company's underlying operations in a manner similar to the method used by management. Free cash flow is one of several components of incentive compensation targets for certain management personnel. In addition, free cash flow is a primary measure used externally by the Company's investors, analysts and industry peers for purposes of valuation and comparison of the Company's operating performance to other companies in its industry.

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by (used for) operating activities as a measure of liquidity or net earnings (loss) as a measure of operating performance. Free cash flow, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company's ability to fund its cash needs. When comparing free cash flow to net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions that are not reflected in free cash flow.

The following table presents a reconciliation of the Company's net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

	Nine Months Ended September 30,
	2012	2011

Net cash flow provided by operating activities	$1,480	$1,680
Capital expenditures	(152)	(152)

Free cash flow	$1,328	$1,528

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges" or "Segment OIBDA" if there is no impairment charge), operating income (loss), and depreciation and amortization by segment, for the three and nine months ended September 30, 2012 and 2011. The Company presents Segment OIBDA before Impairment Charges (or Segment OIBDA) as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the Company's consolidated Net earnings is presented in Note 13 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues:
Entertainment	$1,680	$1,632	$5,705	$5,462
Cable Networks	436	420	1,334	1,226
Publishing	210	220	575	558
Local Broadcasting	661	656	1,987	1,968
Outdoor	486	477	1,383	1,380
Eliminations	(55)	(40)	(166)	(133)

Total Revenues	$3,418	$3,365	$10,818	$10,461

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Segment OIBDA before Impairment Charges:
Entertainment	$384	$405	$1,221	$1,113
Cable Networks	227	203	626	532
Publishing	39	38	58	64
Local Broadcasting	213	184	632	583
Outdoor	99	80	245	215
Corporate	(53)	(55)	(163)	(164)
Residual costs	(12)	(19)	(36)	(56)
Eliminations	1	1	—	(1)

OIBDA before Impairment Charges	898	837	2,583	2,286
Impairment charges	—	—	(11)	—
Depreciation and amortization	(127)	(134)	(390)	(412)

Total Operating Income	$771	$703	$2,182	$1,874

Operating Income (Loss):
Entertainment	$346	$366	$1,101	$996
Cable Networks	221	197	609	515
Publishing	38	36	53	58
Local Broadcasting	190	161	553	508
Outdoor	45	21	82	35
Corporate	(58)	(60)	(180)	(181)
Residual costs	(12)	(19)	(36)	(56)
Eliminations	1	1	—	(1)

Total Operating Income	$771	$703	$2,182	$1,874

Depreciation and Amortization:
Entertainment	$38	$39	$120	$117
Cable Networks	6	6	17	17
Publishing	1	2	5	6
Local Broadcasting	23	23	68	75
Outdoor	54	59	163	180
Corporate	5	5	17	17

Total Depreciation and Amortization	$127	$134	$390	$412

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive)

(Contributed 49% and 53% to consolidated revenues for the three and nine months ended September 30, 2012, respectively, versus 48% and 52% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues	$1,680	$1,632	$5,705	$5,462

OIBDA	$384	$405	$1,221	$1,113
Depreciation and amortization	(38)	(39)	(120)	(117)

Operating income	$346	$366	$1,101	$996

OIBDA as a % of revenues	23%	25%	21%	20%
Operating income as a % of revenues	21%	22%	19%	18%
Capital expenditures	$20	$22	$56	$53

Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, Entertainment revenues increased 3% to $1.68 billion from $1.63 billion for the same prior-year period principally reflecting 22% higher revenues from the licensing of television programming, driven by higher domestic and international syndication sales and license agreements for digital streaming. The revenue increase also reflects higher retransmission revenues. Advertising revenues were down from last year's third quarter, primarily resulting from the broadcast of programming against the highly rated 2012 Summer Olympics and the impact of primetime pre-emptions for the Republican and Democratic national conventions.

For the three months ended September 30, 2012, Entertainment operating income decreased $20 million, or 5%, to $346 million from $366 million and OIBDA decreased $21 million, or 5%, to $384 million from $405 million for the same prior-year period, driven by costs associated with the timing of theatrical releases and the mix of revenues.

Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, Entertainment revenues increased 4% to $5.71 billion from $5.46 billion for the same prior-year period principally reflecting higher revenues from the licensing of television programming, driven by licensing agreements for digital streaming and domestic and international syndication sales, as well as higher retransmission revenues. Advertising revenues for the nine months ended September 30, 2012 remained relatively flat with the same prior year period.

For the nine months ended September 30, 2012, Entertainment operating income increased $105 million, or 11%, to $1.10 billion from $996 million and OIBDA increased $108 million, or 10%, to $1.22 billion from $1.11 billion for the same prior-year period, primarily driven by the increase in revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 13% and 12% to consolidated revenues for the three and nine months ended September 30, 2012, respectively, versus 12% for each of the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues	$436	$420	$1,334	$1,226

OIBDA	$227	$203	$626	$532
Depreciation and amortization	(6)	(6)	(17)	(17)

Operating income	$221	$197	$609	$515

OIBDA as a % of revenues	52%	48%	47%	43%
Operating income as a % of revenues	51%	47%	46%	42%
Capital expenditures	$5	$3	$9	$8

Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, Cable Networks revenues increased 4% to $436 million from $420 million for the same prior-year period primarily driven by higher affiliate revenues reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks. As of September 30, 2012 subscriptions totaled 76 million for Showtime Networks, including Showtime, The Movie Channel and Flix, 46 million for CBS Sports Network and 16 million for Smithsonian Networks. Television license fee revenues were down for the third quarter of 2012, reflecting the timing of revenues from the digital streaming of Showtime original series. Television license fee revenues are recognized at the beginning of the license period in which programs are made available for exhibition, which may cause substantial fluctuations in operating results and impact comparability on a quarterly basis.

For the three months ended September 30, 2012, Cable Networks operating income increased $24 million, or 12%, to $221 million from $197 million and OIBDA increased $24 million, or 12%, to $227 million from $203 million for the same prior-year period. These increases were primarily driven by the growth in affiliate revenues.

Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, Cable Networks revenues increased 9% to $1.33 billion from $1.23 billion for the same prior-year period driven by higher affiliate revenues, reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks, as well as higher licensing revenues from digital streaming of Showtime original series.

For the nine months ended September 30, 2012, Cable Networks operating income increased $94 million, or 18%, to $609 million from $515 million and OIBDA increased $94 million, or 18%, to $626 million from $532 million for the same prior-year period, primarily due to the revenue growth.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 6% and 5% to consolidated revenues for the three and nine months ended September 30, 2012, respectively, versus 7% and 5% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues	$210	$220	$575	$558

OIBDA	$39	$38	$58	$64
Depreciation and amortization	(1)	(2)	(5)	(6)

Operating income	$38	$36	$53	$58

OIBDA as a % of revenues	19%	17%	10%	11%
Operating income as a % of revenues	18%	16%	9%	10%
Capital expenditures	$1	$1	$1	$3

Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, Publishing revenues decreased 5% to $210 million from $220 million for the same prior-year period as strong growth in digital book sales was more than offset by lower print book sales. Digital book sales increased 20% from the same prior-year period and represented 21% of Publishing's total revenues for the third quarter of 2012. Best-selling titles in the third quarter included Total Recall by Arnold Schwarzenegger and Black List by Brad Thor.

For the three months ended September 30, 2012, Publishing operating income increased $2 million, or 6%, to $38 million from $36 million and OIBDA increased $1 million, or 3%, to $39 million from $38 million for the same prior-year period, principally driven by growth in more profitable digital book sales as a percentage of total revenues.

Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, Publishing revenues increased 3% to $575 million from $558 million for the same prior-year period reflecting strong growth in digital book sales, partially offset by lower print book sales.

For the nine months ended September 30, 2012, Publishing operating income decreased $5 million, or 9%, to $53 million from $58 million and OIBDA decreased $6 million, or 9%, to $58 million from $64 million for the same prior-year period as the revenue growth was more than offset by a second quarter charge related to a settlement agreement to resolve the e-books antitrust action covering a number of states, the District of Columbia and United States territories.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 19% and 18% to consolidated revenues for the three and nine months ended September 30, 2012, respectively, versus 19% for each of the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues	$661	$656	$1,987	$1,968

OIBDA before impairment charges	$213	$184	$632	$583
Impairment charges	—	—	(11)	—
Depreciation and amortization	(23)	(23)	(68)	(75)

Operating income	$190	$161	$553	$508

OIBDA before impairment charges as a % of revenues	32%	28%	32%	30%
Operating income as a % of revenues	29%	25%	28%	26%
Capital expenditures	$14	$17	$38	$45

Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, Local Broadcasting revenues increased 1% to $661 million from $656 million for the same prior-year period. CBS Television Stations revenues increased 7%. Political advertising, advertising spending by automotive manufacturers, and retransmission revenues increased, while advertising spending by the retail and financial services industries decreased for the third quarter of 2012 as compared to the same prior-year period. CBS Radio revenues decreased 5% as advertising spending by the retail and financial services industries decreased, while spending by automotive manufacturers was higher compared with the same prior-year period. Results for the fourth quarter of 2012 are expected to benefit from increased political advertising associated with the U.S. presidential election.

For the three months ended September 30, 2012, Local Broadcasting operating income increased $29 million, or 18%, to $190 million from $161 million and OIBDA increased $29 million, or 16%, to $213 million from $184 million for the same prior-year period reflecting lower programming and production costs and lower music royalty costs resulting from the impact of a new long-term royalty agreement, which included a one-time retroactive benefit.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, Local Broadcasting revenues increased 1% to $1.99 billion from $1.97 billion for the same prior-year period, reflecting higher political advertising, increased advertising spending by the automotive industry and higher retransmission revenues. These increases were partially offset by lower advertising spending by the financial services and retail industries. CBS Television Stations revenues increased 5% from the same prior-year period, while CBS Radio revenues decreased 3%.

For the nine months ended September 30, 2012, Local Broadcasting operating income increased $45 million, or 9%, to $553 million from $508 million. Included in 2012 operating income was a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill in connection with the sale of certain radio stations. Local Broadcasting OIBDA before impairment charges increased $49 million, or 8%, to $632 million from $583 million for the same prior-year period, primarily driven by the revenue growth, lower programming and production costs, and lower music royalty costs.

Acquisitions

In October 2012, the Company signed an agreement to purchase 101.9 FM, a radio station in New York, for $75 million. The transaction is subject to customary closing conditions. Prior to closing, the Company is operating the station under a Local Marketing Agreement, with a simulcast of the Company's Sports Radio 66 WFAN-AM. The call letters for this new station have been changed to WFAN-FM.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

(Contributed 14% and 13% to consolidated revenues for the three and nine months ended September 30, 2012, respectively, versus 14% and 13% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues	$486	$477	$1,383	$1,380

OIBDA	$99	$80	$245	$215
Depreciation and amortization	(54)	(59)	(163)	(180)

Operating income	$45	$21	$82	$35

OIBDA as a % of revenues	20%	17%	18%	16%
Operating income as a % of revenues	9%	4%	6%	3%
Capital expenditures	$15	$12	$41	$38

Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, Outdoor revenues increased 2% to $486 million from $477 million for the same prior-year period, primarily driven by increased revenues in the United Kingdom and the U.S., partially offset by the unfavorable impact of foreign exchange rate changes of approximately $11 million. In constant dollars, Outdoor revenues increased 5% compared to the third quarter of 2011. Revenues for the Americas (comprising North America and South America) increased 1% in constant dollars, principally driven by 5% growth in the U.S. billboards and displays businesses. The nonrenewal of the Toronto transit contract negatively affected the Americas revenue comparison by two percentage points. Revenues for Europe increased 14% in constant dollars, primarily reflecting increased advertising revenues in the United Kingdom associated with the 2012 Summer Olympics in London. This growth was partially offset by softness in the European economy and the nonrenewal of certain contracts. Approximately 41% and 42% of Outdoor revenues were generated from regions outside the U.S. for the three months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, Outdoor operating income increased $24 million to $45 million from $21 million and OIBDA increased $19 million, or 24%, to $99 million from $80 million for the same prior-year period. These increases were principally driven by the revenue growth in constant dollars.

Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, Outdoor revenues increased $3 million to $1.38 billion, primarily driven by increased advertising revenues in the U.S. and United Kingdom, partially offset by the unfavorable impact of foreign exchange rate changes of approximately $33 million. In constant dollars, Outdoor revenues increased 3% compared to the first nine months of 2011. Revenues for the Americas increased 2% in constant dollars, principally driven by 5% growth in the U.S. billboards and displays businesses. The nonrenewal of the Toronto transit contract negatively affected the Americas revenue comparison by two percentage points. Revenues for Europe increased 4% in constant dollars principally driven by increased advertising revenues in the United Kingdom associated with the 2012 Summer Olympics in London. This increase was partially offset by the nonrenewal of certain contracts

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and weakness in the European economy. Approximately 41% and 44% of Outdoor revenues were generated from regions outside the U.S. for the nine months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012, Outdoor operating income increased $47 million to $82 million from $35 million and OIBDA increased $30 million, or 14%, to $245 million from $215 million for the same prior-year period. These increases were principally driven by the revenue growth in constant dollars.

Due to the challenging advertising marketplace worldwide, certain transit contracts, including the London Underground contract, are operating at their minimum guarantee levels.

Corporate

For the three months ended September 30, 2012, corporate expenses decreased 3% to $58 million from $60 million for the same prior-year period, and for the nine months ended September 30, 2012, corporate expenses decreased 1% to $180 million from $181 million for the same prior-year period principally reflecting lower employee related costs.

Residual Costs

Residual costs primarily include pension and postretirement benefits costs for benefit plans retained by the Company for previously divested businesses. For the three months ended September 30, 2012, residual costs decreased 37% to $12 million from $19 million for the same prior-year period and for the nine months ended September 30, 2012, residual costs decreased 36% to $36 million from $56 million for the same prior-year period. These decreases were primarily due to the benefit from the pre-funding of pension plans during 2011 and lower pension-related interest cost associated with retirees.

Financial Position

Current assets increased by $245 million to $5.79 billion at September 30, 2012 from $5.54 billion at December 31, 2011, primarily due to an increase in cash of $287 million to $947 million. The allowance for doubtful accounts as a percentage of receivables decreased to 3.1% at September 30, 2012 from 3.4% at December 31, 2011.

Net property and equipment of $2.37 billion at September 30, 2012 decreased $138 million from $2.51 billion at December 31, 2011, primarily reflecting depreciation expense of $310 million, partially offset by capital expenditures of $152 million.

Intangible assets of $6.48 billion at September 30, 2012 decreased $43 million from $6.53 billion at December 31, 2011, primarily reflecting amortization expense of $80 million, partially offset by the net impact of television and radio station acquisitions and dispositions.

Other assets increased by $183 million to $1.62 billion at September 30, 2012 from $1.43 billion at December 31, 2011, primarily reflecting higher long-term receivables associated with revenues from licensing agreements for digital streaming.

Current liabilities decreased by $270 million to $3.66 billion at September 30, 2012 from $3.93 billion at December 31, 2011, primarily driven by the timing of annual incentive compensation payments and lower television programming liabilities from the seasonality of the Company's businesses.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows

Cash and cash equivalents increased by $287 million and $467 million for the nine months ended September 30, 2012 and 2011, respectively. The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2012	2011

Cash provided by operating activities	$1,480	$1,680
Cash used for investing activities	(219)	(249)
Cash used for financing activities	(974)	(964)

Net increase in cash and cash equivalents	$287	$467

Operating Activities.    Cash provided by operating activities of $1.48 billion for the nine months ended September 30, 2012 decreased $200 million from $1.68 billion for the same prior-year period as the increase in operating income was more than offset by higher income tax payments and a use of cash from working capital in 2012 compared to a source of cash in 2011. The decreased impact from changes in working capital primarily reflects a higher investment in television content in 2012. Cash flow from operating activities for the nine months ended September 30, 2012 also included payments of approximately $60 million associated with the early extinguishment of debt, primarily for make-whole premiums, while cash flow from operating activities for the same prior-year period included pension contributions of $210 million, principally to pre-fund the Company's qualified pension plans.

Cash paid for income taxes for the nine months ended September 30, 2012 of $353 million increased $182 million from $171 million for the nine months ended September 30, 2011, primarily driven by higher pre-tax earnings and a tax benefit for 2011 associated with the pre-funding of the Company's pension plans.

Investing Activities.    Cash used for investing activities of $219 million for the nine months ended September 30, 2012 principally reflected capital expenditures of $152 million, payments for acquisitions of $70 million, primarily reflecting the acquisitions of a television and a radio station, and investments in investee companies of $54 million mainly for domestic and international television joint ventures. These uses of cash were partially offset by proceeds from dispositions of $46 million, primarily from radio station sales. Cash used for investing activities of $249 million for the nine months ended September 30, 2011 principally reflected capital expenditures of $152 million, payments for acquisitions of $73 million, primarily for internet businesses, and investments in investee companies of $45 million, mainly for domestic and international television joint ventures.

Financing Activities.    Cash used for financing activities of $974 million for the nine months ended September 30, 2012 principally reflected the repayment of notes of $1.58 billion, the repurchase of CBS Corp. Class B Common Stock for $839 million and dividend payments of $199 million, partially offset by proceeds from the issuance of notes of $1.57 billion and proceeds from the exercise of stock options of $140 million. Cash used for financing activities of $964 million for the nine months ended September 30, 2011 principally reflected the repurchase of CBS Corp. Class B Common Stock for $850 million and dividend payments of $140 million, partially offset by proceeds from the exercise of stock options of $58 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Repurchase of Company Stock and Cash Dividends

During the nine months ended September 30, 2012, the Company repurchased 27.0 million shares of CBS Corp. Class B Common Stock for $871 million, at an average cost of $32.26 per share, of which 8.6 million shares were repurchased in the third quarter for $300 million. Since the inception of the share repurchase program in January 2011 through September 30, 2012, the Company has repurchased 69.2 million shares of its Class B Common Stock for $1.89 billion, at an average cost of $27.31 per share, leaving $2.81 billion of authorization remaining at September 30, 2012.

On July 26, 2012, the Company announced a 20% increase in the quarterly cash dividend on its Class A and Class B Common Stock to $.12 per share from $.10 per share, payable on October 1, 2012. The total third quarter 2012 dividend was $78 million of which $77 million was paid on October 1, 2012 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the nine months ended September 30, 2012 were $210 million.

Capital Structure

The following table sets forth the Company's debt.

	At September 30, 2012	At December 31, 2011

Senior debt (1.95% – 8.875% due 2012 – 2056) (a)	$5,863	$5,925
Obligations under capital leases	77	78

Total debt	5,940	6,003
Less discontinued operations debt (b)	13	21

Total debt from continuing operations	5,927	5,982
Less current portion	20	24

Total long-term debt from continuing operations, net of current portion	$5,907	$5,958

  (a)
  At September 30, 2012 and December 31, 2011, the senior debt balances included (i) a net unamortized (discount) premium of $(17) million and $4 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $24 million and $75 million, respectively. The face value of the Company's senior debt was $5.86 billion at September 30, 2012 and $5.85 billion at December 31, 2011.

  (b)
  Included in noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets.

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

For the nine months ended September 30, 2012, debt issuances and redemptions were as follows:

Debt Issuances

  June 2012, $400 million 1.95% senior notes due 2017
  June 2012, $500 million 4.85% senior notes due 2042
  February 2012, $700 million 3.375% senior notes due 2022

Debt Redemptions

  Third quarter

    $152 million 8.625% debentures due 2012
    $338 million 5.625% senior notes due 2012
    $400 million 8.20% senior notes due 2014

  First quarter

    $700 million 6.75% senior notes due 2056

These redemptions resulted in a pre-tax loss on early extinguishment of debt of $57 million for the third quarter of 2012 and a pre-tax net loss on early extinguishment of debt of $32 million for the nine months ended September 30, 2012.

These transactions will result in annualized interest expense savings of $53 million.

Credit Facility

At September 30, 2012, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At September 30, 2012, the Company's Consolidated Leverage Ratio was approximately 1.6x and Consolidated Coverage Ratio was approximately 9.0x.

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

The primary purpose of the Credit Facility is to support commercial paper borrowings. At September 30, 2012, the Company had no commercial paper borrowings under its $2.0 billion commercial paper program. At September 30, 2012, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.99 billion of remaining availability at September 30, 2012, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Funding for the Company's long-term debt obligations due over the next five years of $699 million is expected to come from cash generated from operating activities and the Company's ability to refinance its debt.

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2012, the outstanding letters of credit and surety bonds approximated $439 million and were not recorded on the Consolidated Balance Sheet.

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

On April 10, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. On September 7, 2012, the Stipulation was approved by the court and final judgment

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

was entered. The Stipulation does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period and certain compliance practices for a five year period.

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. The proposed settlement is subject to court approval. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. The court is scheduled to conduct a final settlement approval hearing on February 8, 2013. The Company believes that this settlement with the States and the Stipulation with the DOJ will not have a material adverse effect on its results of operations, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. The Company believes that the States' settlement, if approved by the court, would likely resolve the class claims of those private litigant plaintiffs in the MDL litigation who reside in the areas covered by the States' settlement and who do not opt-out of such settlement.

Commencing on February 24, 2012, similar antitrust suits have been filed under Canadian law against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to vigorously defend itself in the MDL and Canadian matters.

In addition, the European Commission (the "EC") and Canadian Competition Bureau are conducting separate competition investigations of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with these investigations. On September 19, 2012, the EC began accepting public comment on the terms of a proposed settlement. The proposed settlement between the EC and certain Publishing parties, including Simon & Schuster, requires the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ, subject to public comment.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2012, the Company had pending approximately 46,060 asbestos claims, as compared with approximately 50,090 as of December 31, 2011 and 50,120 as of September 30, 2011. During the third quarter of 2012, the Company received approximately 1,100 new claims and closed or moved to an inactive docket approximately 1,060 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2011 and 2010 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $33 million and $14 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2012, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $50 million and $72 million for the three months ended September 30, 2012 and 2011, respectively, and $184 million and $211 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $8 million and $6 million for the three months ended September 30, 2012 and 2011, respectively, and $17 million and $16 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were not material at September 30, 2012 and December 31, 2011.

	At September 30, 2012	At December 31, 2011

Receivables	$120	$102
Other assets (Receivables, noncurrent)	157	198

Total amounts due from Viacom Inc.	$277	$300

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $31 million

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and $30 million for the three months ended September 30, 2012 and 2011, respectively, and $102 million and $93 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Recent Pronouncements

Impairment Analysis of Unamortized Film Costs

In October 2012, the FASB issued amended guidance on impairment assessments of unamortized film costs, which is effective for impairment assessments performed on or after December 15, 2012, with early adoption permitted. This guidance eliminates the presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The guidance also eliminates the requirement that fair value measurements used in the impairment analysis include the consideration of subsequent evidence, if such information would not have been considered by market participants at the measurement date.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued amended guidance on testing indefinite-lived intangible assets for impairment, effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary. The Company early adopted this guidance for its annual impairment test in the fourth quarter of 2012.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1. Legal Proceedings in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

E-books Matters.    As previously disclosed, a number of lawsuits described below are pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

On April 10, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. On September 7, 2012, the Stipulation was approved by the court and final judgment was entered. The Stipulation does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period and certain compliance practices for a five year period.

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. The proposed settlement is subject to court approval. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. The court is scheduled to conduct a final settlement approval hearing on February 8, 2013. The Company believes that this settlement with the States and the Stipulation with the DOJ will not have a material adverse effect on its results of operations, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. The Company believes that the States' settlement, if approved by the court, would likely resolve the class claims of those private litigant plaintiffs in the MDL litigation who reside in the areas covered by the States' settlement and who do not opt-out of such settlement.

Commencing on February 24, 2012, similar antitrust suits have been filed under Canadian law against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to vigorously defend itself in the MDL and Canadian matters.

In addition, the European Commission (the "EC") and Canadian Competition Bureau are conducting separate competition investigations of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with these investigations. On September 19, 2012, the EC began accepting public comment on the terms of a proposed settlement. The proposed settlement between the EC and certain Publishing parties, including Simon & Schuster, requires the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ, subject to public comment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. On November 3, 2011, the Company announced that its Board of Directors approved a $1.5 billion increase to this share repurchase program and on July 26, 2012, the Company announced that its Board of Directors approved an additional $1.7 billion increase to this share repurchase program. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended September 30, 2012 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

July 1, 2012 – July 31, 2012	2.8	$31.84	2.8	$3,021
August 1, 2012 – August 31, 2012	2.5	$35.68	2.5	$2,930
September 1, 2012 – September 30, 2012	3.3	$36.57	3.3	$2,811

Total	8.6	$34.76	8.6	$2,811

 Item 6. Exhibits.

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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
Employment Agreement dated October 15, 2012 between CBS Corporation and Leslie Moonves (filed herewith).
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

CBS CORPORATION (Registrant)
Date: November 7, 2012	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date: November 7, 2012	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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
Employment Agreement dated October 15, 2012 between CBS Corporation and Leslie Moonves (filed herewith).
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