Form 10-K
period 2012-12-21
CBS CORP
filed 2013-02-15
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-09553

CBS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2949533 (I.R.S. Employer Identification Number)

51 W. 52nd Street
New York, NY 10019
(212) 975-4321
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	New York Stock Exchange
Class B Common Stock, $0.001 par value	New York Stock Exchange
7.625% Senior Debentures due 2016	NYSE MKT

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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

           As of June 30, 2012, which was the last business day of the registrant's most recently completed second fiscal quarter, the market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $302,759,933 (based upon the closing price of $33.29 per share as reported by the New York Stock Exchange on that date) and the market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $19,296,678,355 (based upon the closing price of $32.78 per share as reported by the New York Stock Exchange on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $19,599,438,288.

           As of February 12, 2013, 42,712,202 shares of Class A Common Stock and 586,448,427 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of CBS Corporation's Notice of 2013 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Portion of Item 5; Part III).

 PART I

Item 1.    Business.

        CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is a mass media company with operations in the following segments:

  •
  ENTERTAINMENT: The Entertainment segment is composed of the CBS® Television Network; CBS Television Studios; CBS Global Distribution Group (composed of CBS Studios International and CBS Television Distribution); CBS Films®; and CBS Interactive.

  •
  CABLE NETWORKS: The Cable Networks segment is composed of Showtime® Networks, the Company's premium subscription program services; CBS Sports Network™, the Company's cable network focused on college athletics and other sports; and Smithsonian Networks™, a venture between Showtime Networks and Smithsonian Institution, which operates Smithsonian Channel™, a basic cable program service.

  •
  PUBLISHING: The Publishing segment is composed of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner® and Free Press™.

  •
  LOCAL BROADCASTING: The Local Broadcasting segment is composed of CBS Television Stations, the Company's 30 owned broadcast television stations; and CBS Radio®, through which the Company owns and operates 127 radio stations in 28 United States ("U.S.") markets.

  •
  OUTDOOR AMERICAS: The Outdoor Americas segment provides space for advertisers on various structures in North America and South America, including billboards, transit shelters and benches, buses, rail systems (in-car and structures on station platforms and terminals), mall kiosks, stadium signage, and in retail stores principally through CBS Outdoor®. The Company's outdoor advertising business in Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

        For the year ended December 31, 2012, contributions to the Company's consolidated revenues from its segments were as follows: Entertainment 55%, Cable Networks 13%, Publishing 6%, Local Broadcasting 20% and Outdoor Americas 9%. The Company generated approximately 12% of its total revenues from international regions in 2012. For the year ended December 31, 2012, approximately 43% and 21% of total international revenues of approximately $1.73 billion were generated in Europe and Canada, respectively.

        The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable program services, television content production and distribution, motion pictures, publishing, radio stations, television stations, interactive businesses, and outdoor advertising, with a focus on optimizing the performance of each and establishing synergies and efficiencies among them. The Company's principal strategy is to create and acquire content that is widely accepted by audiences, and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company also continues to pursue opportunities to grow and diversify its revenue streams, including licensing its content for exhibition on digital and other platforms; expanding the distribution of its content internationally; securing compensation from multichannel video programming distributors ("MVPDs"), including cable, direct broadcast satellite ("DBS"), telephone company, and other distributors, for authorizing the MVPDs' carriage of the Company's owned television stations (also known as "retransmission fees") and cable networks, and securing compensation from television stations affiliated with the CBS Television Network ("network affiliation fees" also known as "reverse compensation"); and increasingly monetizing content viewership and ratings as industry measurements evolve to reflect changing viewership habits.

        As part of the Company's strategic initiatives for its outdoor advertising business, the Company has begun the process of converting its outdoor businesses in the Americas into a real estate investment trust

("REIT"). In addition, during the fourth quarter of 2012, the Company initiated a plan to divest its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia. Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. All of these actions are subject to customary approvals.

        The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified entertainment companies such as The Walt Disney Company, NBCUniversal Media, LLC, News Corporation, Time Warner Inc., Cumulus Media Inc. and Clear Channel Communications, Inc.

        As of December 31, 2012, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 935 movie screens in the U.S., the United Kingdom ("U.K.") and South America and manages 16 movie screens in the U.S. and South America, directly or indirectly owned approximately 79% of the Company's voting Class A Common Stock, and approximately 6% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

        The Company was organized in Delaware in 1986. The Company's principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Website address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

        Entertainment (55%, 55% and 55% of the Company's consolidated revenues in 2012, 2011 and 2010, respectively, and 46%, 47% and 37% of the Company's consolidated operating income in 2012, 2011 and 2010, respectively)

        The Entertainment segment consists of the CBS Television Network; CBS Television Studios and CBS Global Distribution Group (composed of CBS Studios International and CBS Television Distribution), the Company's television production and syndication operations; CBS Films, the Company's producer and distributor of theatrical motion pictures; and CBS Interactive, the Company's online content networks for information and entertainment.

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

        The CBS Television Network primarily derives revenues from the sales of advertising time for its network broadcasts. A significant portion of the advertising spots sold for the network's non-sports programming occurs annually generally during May through July in the industry's upfront advertising market for the upcoming television broadcast season, which runs for one year commencing in late-September. Advertisers purchase the remaining advertising spots closer to the broadcast of the related programming in the scatter advertising market. Overall advertising revenue for the network is also impacted by audience ratings for its programming. In addition, the CBS Television Network's revenues include network affiliation fees.

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality-based programming, specials, children's programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes®, 48 Hours Mystery®, CBS Evening News with Scott Pelley™, CBS This Morning™, CBS Sunday Morning® and Face the Nation® as well as special reports. CBS News off-network production units produce programming for domestic and international outlets, including the CBS Television Network, cable television, home video, audio-book and in-flight markets, as well as schools and libraries. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain games from the NCAA Division I Men's Basketball Tournament (including the 2013 NCAA Men's Final Four), the PGA Golf Tour, Masters Tournament and PGA Championship, the U.S. Open Tennis Championships, regular-season college football and basketball games on network television, in addition to the NFL's American Football Conference (AFC) regular-season, post-season divisional playoff and championship games. CBS Sports has rights to broadcast the AFC through the 2013 season, including the broadcast of the 2013 Super Bowl. In December 2011, CBS extended its rights with the NFL to broadcast the AFC from the 2014 season through the 2022 season, including certain National Football Conference regular season games and the Super Bowls in 2016, 2019 and 2022. CBS Home Entertainment licenses home video rights and CBS Consumer Products licenses merchandising rights.

        The CW, a broadcast network and the Company's 50/50 joint venture with Warner Bros. Entertainment, airs programming, including Gossip Girl, 90210, The Vampire Diaries and America's Next Top Model. Eight of the Company's owned television stations are affiliates of The CW. Certain of The CW's programming is streamed on each of Hulu, LLC and Netflix, Inc. pursuant to license agreements.

        Television Production and Syndication.    The Company, through CBS Television Studios and CBS Global Distribution Group (composed of CBS Studios International and CBS Television Distribution), produces, acquires and/or distributes programming worldwide, including series, specials, news and public affairs. Such programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services or distribution via first-run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company subsequently distributes programming after its initial exhibition on a network, basic cable network or premium subscription service for domestic exhibition on television stations, cable networks or video-on-demand services (known as "off-network syndicated programming"). Off-network syndicated programming, first-run syndicated programming and programming distributed internationally can sometimes be sold in successive cycles of sales known as "first cycle," "second cycle," sales, and so on, which may occur on exclusive or non-exclusive bases. Generally, license fees may decrease with successive sales cycles due to increased program exhibitions.

        Programming that was produced or co-produced by the Company's production group and is broadcast on network television includes, among others, CSI: Crime Scene Investigation (CBS), NCIS (CBS), The Good Wife (CBS) and 90210 (The CW). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including international and/or off-network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or international markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company's objective is to recoup its costs and earn a profit through international and domestic syndication of episodes. International sales are generally made within one year of the U.S. network run. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic off-network syndication. In off-network syndication, the Company distributes series such as CSI:, CSI: Miami, CSI: NY, Criminal Minds, NCIS and NCIS: Los Angeles as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Wheel of Fortune, Jeopardy!, Entertainment Tonight, Inside Edition, The Insider, Dr. Phil, Rachael Ray and Judge Judy. The Company also distributes syndicated and other programming internationally. The Company enters into agreements for digital streaming of its programming in the U.S. and certain other countries. The Company extended its licensing agreements with Netflix, Inc., for streaming various programming from the Company's library on Netflix's subscription video-on-demand services in October 2012 for Canada, Latin America and the U.K, and entered into a new agreement with Netflix for Denmark, Finland, Norway and Sweden in October, 2012. In November 2012, the Company entered into a non-exclusive licensing agreement with Hulu LLC to stream various programs from the Company's library on Hulu's video-on-demand services in the U.S. In September 2011, the Company entered into a non-exclusive licensing agreement with Hulu Japan LLC for streaming various programs from the Company's library on Hulu's subscription video-on-demand service in Japan. In February 2011 and July 2011, the Company entered into non-exclusive licensing agreements with each of Netflix, Inc. and Amazon Digital Services, Inc., respectively, to stream various programs from the Company's library on each of Netflix's and Amazon's subscription video-on-demand services in the U.S.

        Fees for television programming licensed for syndication and digital streaming are recorded as revenues at the beginning of the license period in which the programs are made available for exhibition, which, among other reasons, may cause substantial fluctuations in the Entertainment segment's operating results. Unrecognized revenues attributable to such license agreements were $1.31 billion and $1.25 billion at December 31, 2012 and December 31, 2011, respectively.

        The Company continues to expand its global channel presence through international joint ventures. The Company owns a 49% interest in a joint venture with a subsidiary of Liberty Global, Inc., which owns and operates six cable and satellite channels in the U.K. and Ireland, including CBS Action™, CBS Drama™ and CBS Reality™. The Company also owns a 30% interest in a joint venture with another subsidiary of Liberty Global, which owns and operates seven cable and satellite channels in Europe, the Middle East and Africa. In December 2012, these channels were re-launched with CBS programming and renamed CBS Action™, CBS Drama™, CBS Reality™ and CBS Europa™. In India, the Company owns a 50% interest in a joint venture with Reliance Broadcast Network Limited, which operates three English language and one Punjabi language general entertainment cable and satellite channels customized for the Indian market and surrounding territory. In Australia, the Company owns an approximately 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN™, a digital television channel service, and an approximately 33% interest in another joint venture, which owns two cable and satellite channels called TV1 and Sci Fi.

        CBS Films.    CBS Films produces, acquires and distributes theatrical motion pictures across all genres. The budget for each picture is intended to be up to $50 million plus advertising and marketing costs at a level consistent with industry custom. The majority of motion pictures produced or acquired by CBS Films is intended for a wide, commercial theatrical release, similar to motion pictures typically produced and released by major studios. CBS Films' theatrical releases in 2012 were The Woman in Black, Salmon Fishing in the Yemen, The Words and Seven Psychopaths. Theatrical releases scheduled for 2013 include The Last Exorcism Part II, The To Do List and Last Vegas.

        In general, motion pictures produced or acquired by CBS Films are exhibited theatrically in the U.S. and internationally, followed by exploitation via home entertainment (including DVDs and Blu-ray Discs and electronic rental and sell-through), video-on-demand, pay-per-view, pay television, free television and basic cable, digital media outlets and, in some cases, other channels such as airlines and hotels. CBS Films will exploit its motion pictures (including certain ancillary rights, such as licensing and merchandising) and generate revenues in all media in the relevant release windows either directly, through affiliated CBS entities, or via third party distribution arrangements.

        CBS Interactive.    CBS Interactive operates one of the leading global publishers of premium content on the Internet. CBS Interactive was ranked among the top Internet properties in the world according to comScore Media Metrix, December 2012. CBS Interactive's leading brands, including CNET, CBS.com, CBSSports.com, GameSpot, TV.com, CBSNews.com, ZDNet, Last.fm, and MetroLyrics.com, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.-based business, CBS Interactive operates in Asia, Australia and Europe. CBS Interactive's worldwide brands reached approximately 280 million unique monthly visitors during December 2012 according to comScore Media Metrix, December 2012.

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

        CNET.com is one of the preeminent Websites for technology and consumer electronics information and features news, reviews, downloads and instructional and entertaining video and audio shows about technology. GameSpot is a leading gaming information Website providing video game reviews and previews, news, eSports, Webcasts, videos, and game downloads. CBSSports.com provides sports content, fantasy sports, community and e-commerce features, and also owns and operates MaxPreps.com. Lastfm is a music recommendation, discovery and social networking site, and MetroLyrics.com is one of the most popular databases for song lyrics online. TV.com is a destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks. CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Through the CBS Audience Network™, the Company delivers video content from its Websites and television, radio and affiliated stations under an advertiser-supported distribution model. The growing slate of the Company's content available online includes full episodes, clips and highlights based on CBS, CBS Sports Network and Showtime Networks programming as well as original made-for-the-Web content.

  Entertainment Competition.

        Television Network.    The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services as well as other media, including DVDs and Blu-ray Discs, print and the Internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

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

        CBS Films.    Motion picture production and distribution is a highly competitive business. During the life cycle of the development and production of a motion picture project, CBS Films must compete for the rights to compelling underlying source material and talent such as writers, producers, directors, on-screen performers and other creative personnel. CBS Films must also compete with other buyers for the acquisition of third-party produced motion pictures. Once a motion picture is completed or acquired, CBS Films must compete with numerous other motion pictures produced and/or distributed by various studios and independent producers including Paramount Pictures Corporation, Walt Disney Studios Motion Pictures, Warner Bros. Entertainment, Inc., Lions Gate Entertainment, The Weinstein Company, Relativity Media, FilmDistrict, Metro-Goldwyn-Mayer Studios Inc. and Lakeshore Entertainment

Group LLC, among others, for audience acceptance as well as limited exhibition outlets across all of the relevant release windows. In addition, the ultimate consumer has many options for entertainment other than motion pictures including video games, sports, travel, outdoor recreation, the Internet, and other cultural and computer-related activities.

        CBS Interactive.    CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals such as AOL, MSN and Yahoo!, especially as these properties expand their content offerings; search engines such as Google, Yahoo! and Bing; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; vertical content sites in the categories that CBS Interactive's brands serve, such as technology, gaming, music, news, business, food, and lifestyle focused Websites; and platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

        Cable Networks (13%, 12% and 11% of the Company's consolidated revenues in 2012, 2011 and 2010, respectively, and 26%, 26% and 28% of the Company's consolidated operating income in 2012, 2011 and 2010, respectively)

        The Cable Networks segment is composed of Showtime Networks, the Company's premium subscription program services; CBS Sports Network, the Company's cable network focused on college athletics and other sports; and Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel.

        Showtime Networks.    Showtime Networks owns and operates three commercial-free, premium subscription program services in the U.S.: Showtime, offering recently released theatrical feature films, original series, documentaries, boxing and other sports-related programming, and special events; The Movie Channel®, offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the last several decades, as well as selected other titles. At December 31, 2012, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 76 million subscriptions in the U.S., certain U.S. territories and Bermuda.

        Showtime Networks also owns and operates multiplexed channels of Showtime and The Movie Channel in the U.S. which offer additional and varied programming choices. In addition, Showtime Networks transmits high definition feeds of Showtime, The Movie Channel and many of their multiplexed channels, and also makes versions of Showtime, The Movie Channel and Flix available "on demand," enabling subscribers to watch selected individual programs at their convenience (in both standard and high definition in the case of Showtime and The Movie Channel, and standard definition in the case of Flix). Showtime Networks also makes available Showtime Anytime®, an on-demand authenticated version of Showtime, which can be accessed on computers via showtimeanytime.com or via certain portable devices through a Showtime Anytime software application or "app" free of charge to Showtime subscribers as part of their Showtime subscription through participating Showtime Networks' distributors. Showtime Networks additionally operates the Website SHO.com and various apps, which promote Showtime, The Movie Channel and Flix programming, and provide information and entertainment and other services.

        Showtime Networks derives revenue principally from the license of its program services to numerous MVPDs, with a substantial portion of such revenue coming from three of the largest such distributors. The costs of acquiring exhibition rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from major or independent motion picture producers and other distributors typically covering the U.S. and Bermuda for varying durations. For example, in addition to a motion picture output agreement with CBS Films, Showtime Networks has entered into motion picture output agreements with Buena Vista Pay Television, a subsidiary of The Walt Disney Company, for certain DreamWorks motion pictures, The Weinstein Company and

Summit Entertainment for the exclusive U.S. premium subscription television rights for certain exhibition windows relating to feature films initially theatrically released in the U.S. through December 2015 and, in the case of Summit Entertainment, December 2012. Showtime Networks' original series include Homeland, which received six Emmy® Awards in 2012 (including Outstanding Drama Series), Dexter®, Shameless, Weeds, The Borgias, Nurse Jackie, The Big C, Californication, House of Lies and Episodes, among others. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives revenue by licensing rights it retains in certain of its original programming. For example, Showtime Networks and its corporate affiliate(s) have entered into licenses with television networks in various territories for exhibition of certain original series, as well as licensing arrangements with several Internet distributors, including iTunes and Amazon, among others, for certain Showtime programming. Showtime Networks also produces and/or provides special events to licensees on a pay-per-view basis through Showtime PPV®.

        Showtime Networks also owns a majority of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks has launched both standard and high definition versions of Smithsonian Channel and its companion on-demand version. Smithsonian Networks additionally makes Smithsonian Channel content available on an authenticated basis to certain distributors. It also operates the Website SmithsonianChannel.com and various apps, which promote Smithsonian Channel programming and provide information and entertainment services.

        CBS Sports Network.    CBS Sports Network is a 24-hour cable program service that provides sports and related content, with a strong focus on college sports. The network televises in high definition over 350 live professional, amateur, semi-professional and collegiate events annually, highlighted by Division I college football, basketball, hockey and lacrosse, as well as professional bull riding (PBR), professional basketball (NBA Development League), professional lacrosse (MLL and NLL) and, commencing in March 2013, arena football (AFL). In addition, the network showcases a variety of original programming, including documentaries and features, studio shows, such as weeknight news and commentary show, ROME, featuring host Jim Rome, and Lead Off, and weekly shows such as NFL Monday QB. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events such as the NCAA Division I Men's Basketball Tournament, the Masters, the PGA Championship and U.S. Open Tennis. CBS Sports Network had approximately 46 million subscribers as of December 31, 2012. The network derives its revenues from subscription fees and the sale of advertising. CBS Sports Network has secured carriage arrangements with the top MVPDs.

  Cable Networks Competition.

        Showtime Networks.    Showtime Networks primarily competes with other providers of premium subscription program services in the U.S.: Home Box Office, Inc. and Starz. Competition among premium subscription program services in the U.S. is dependent on: (i) the production, acquisition and packaging of original series and other original programming and the acquisition and packaging of an adequate number of recently released theatrical motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to MVPDs for carriage so as to favorably position and package Showtime Networks' premium subscription program services to subscribers. Home Box Office, Inc. is the largest company in the U.S. premium subscription program service category, offering two premium subscription program services, HBO and Cinemax. Showtime Networks competes with Home Box Office, Inc. and has a smaller share of the premium subscription program service category. Starz, another premium subscription program service, competes with Showtime Networks' and Home Box Office, Inc.'s premium program services. Showtime Networks also competes for programming, distribution and/or audiences with basic cable program services, broadcast television and other media, including DVDs and Blu-ray Discs, portable devices and the Internet.

        The terms and favorable renewal of agreements with distributors for the distribution of the Company's subscription program services are important to the Company. The effects of consolidation among MVPDs and other marketplace factors make it more difficult to reach favorable terms and could have an adverse effect on revenues. In addition, new entrants, such as Netflix, Inc., providing programming or other services for cable and/or other platforms, including the Internet, are or could be competitive with and adversely affect the Company's media businesses, including Showtime Networks' subscription program service business.

        Smithsonian Networks competes for programming, distribution and/or audiences with non-fiction and other basic cable program services, including Discovery Channel, National Geographic Channel and History, as well as with broadcast television and other media, such as DVDs and Blu-ray Discs, portable devices and the Internet.

        CBS Sports Network.    CBS Sports Network principally competes with cable programming services, including other sports-oriented cable programming services, for distribution and license fee revenue among MVPDs, as well as for viewership and advertising revenue. The effects of consolidation among cable operators and consumer pricing sensitivity have made it more difficult for newer channels to secure broad distribution in mainstream programming packages. In addition, the largest cable providers have created sports tiers for newer sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. Re-alignment of college athletic conferences and their member institutions may adversely impact CBS Sports Network's programming arrangements. CBS Sports Network also competes with cable programming services generally, including other sports programming services, such as ESPN, NBC Sports Network and the FOX Sports Networks, in acquiring the television and multimedia rights to sporting events, resulting in increased rights fees and increased production expenses.

        Publishing (6%, 6% and 6% of the Company's consolidated revenues in 2012, 2011 and 2010, respectively, and 3%, 3% and 3% of the Company's consolidated operating income in 2012, 2011 and 2010, respectively)

        The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

        Simon & Schuster publishes and distributes adult and children's consumer books in printed, digital and audio formats in the U.S. and internationally. Digital formats include audio downloads for the Apple iPod and other companies' MP3 players, electronic books for increasingly popular devices such as Amazon's Kindle, the Apple iPad and Barnes & Noble's NOOK, stand-alone applications for the Apple iPod and iPhone, and new hybrid text and video combinations. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books®, Gallery Books™, Touchstone®, Threshold Editions™ and Free Press. Simon & Schuster's major children's imprints include Simon Pulse®, Aladdin® and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the products of certain CBS businesses as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on general Internet sites as well as those linked to individual titles; its created assets include online videos showcasing Simon & Schuster authors and new releases on YouTube, Facebook, MSN.com, AOL.com and SimonandSchuster.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada, Simon & Schuster Australia, Simon & Schuster India and other distributors, as well as the publication of local titles by Simon & Schuster UK and Simon & Schuster Australia.

        In 2012, Simon & Schuster published 317 New York Times bestsellers in hardcover, paperback and electronic formats, collectively, including 35 New York Times #1 bestsellers. Best-selling titles in 2012 include Kill Shot by Vince Flynn, Lone Wolf by Jodi Picoult, Far From the Tree by Andrew Solomon, and Proof of Heaven by Eben Alexander. Bestselling children's titles from Simon & Schuster include City of Lost Souls by Cassandra Clare and Dork Diaries 4 by Rachel Renee Russell. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

        The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases represent a significant portion of Simon & Schuster's sales throughout the year. Simon & Schuster's top two accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. In 2012, the sale of digital content represented approximately 23% of Simon & Schuster's revenues. The Company expects that electronic books will continue to represent an increasing portion of Simon & Schuster revenues in the coming years.

        Publishing Competition.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends and new electronic distribution methods and models. Mass merchandisers and on-line retailers are significant factors in the industry contributing to the general trend toward consolidation in the retail channel. The growth of the electronic book market has impacted print book retailers and wholesalers and could result in a reduction of these channels for the sales and marketing of the Company's books. In addition, unfavorable economic conditions and competition may adversely affect book retailers' operations, including distribution of the Company's books. The Company must compete with other larger publishers such as Random House, Penguin Group, Hachette and Harper Collins for the rights to works by authors. Competition is particularly strong for well-known authors and public personalities. In addition, technological changes have made it increasingly possible for authors to self-publish and have led to the development of new digital distribution models in which the Company's books must compete with the availability of both a larger volume of books as well as non-book content. In 2010, Simon & Schuster began to enter into agency arrangements with book retailers and wholesalers under which Simon & Schuster sold its electronic books directly to the consumer and set the consumer price; in 2012, as a result of a settlement with the U.S. Department of Justice, new agency arrangements permit book retailers and wholesalers to set the consumer price for Simon & Schuster's electronic books, subject to certain restrictions. The Company still faces price competition from retailers and from competing publishers that sell directly to consumers.

        Local Broadcasting (20%, 20% and 21% of the Company's consolidated revenues in 2012, 2011 and 2010, respectively, and 28%, 29% and 38% of the Company's consolidated operating income in 2012, 2011 and 2010, respectively)

        The Local Broadcasting segment is composed of CBS Television Stations, the Company's 30 owned broadcast television stations, and CBS Radio, through which the Company owns and operates 127 radio stations in 28 U.S. markets and related online properties. The Company operates local Websites in major U.S. markets, including New York, Los Angeles, Chicago, San Francisco and Dallas, which combine the Company's television and radio local media brands online to provide the latest news, traffic, weather, and sports information as well as local discounts, directories and reviews to serve the local community.

        CBS Television Stations.    The Company owns 30 broadcast television stations through its CBS Television Stations group, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. The Company's television stations are located in the 7 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area ("DMA") in 10 major markets. These multiple station markets are: New York (market #1), Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #7), Detroit (market #11), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #23). This group of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming. The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. In addition, the CBS Television Stations group receives retransmission fees from MVPDs for authorizing the MVPDs' carriage of the Company's owned television stations. Substantially all of the Company's television stations operate Websites, many of which are combined with the Websites of the Company's radio stations in co-located markets, which promote the stations' programming and provide news, information, entertainment, and other services, through the CBS Local Digital Media group. These Websites principally derive revenues from the sale of advertising.

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of February 14, 2013.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WCBS-TV New York, NY	1	UHF	CBS
WLNY-TV New York, NY	1	UHF	Independent
KCAL-TV Los Angeles, CA	2	VHF	Independent
KCBS-TV Los Angeles, CA	2	UHF	CBS
WBBM-TV Chicago, IL	3	VHF	CBS
KYW-TV Philadelphia, PA	4	UHF	CBS
WPSG-TV Philadelphia, PA	4	UHF	The CW
KTVT-TV Dallas-Fort Worth, TX	5	UHF	CBS
KTXA-TV Dallas-Fort Worth, TX	5	UHF	Independent
KPIX-TV San Francisco-Oakland-San Jose, CA	6	UHF	CBS
KBCW-TV San Francisco-Oakland-San Jose, CA	6	UHF	The CW
WBZ-TV Boston, MA	7	UHF	CBS
WSBK-TV Boston, MA	7	UHF	MyNetworkTV

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WUPA-TV Atlanta, GA	9	UHF	The CW
WKBD-TV Detroit, MI	11	UHF	The CW
WWJ-TV Detroit, MI	11	UHF	CBS
KSTW-TV Seattle-Tacoma, WA	12	VHF	The CW
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	14	UHF	The CW
WCCO-TV Minneapolis-St. Paul, MN	15	UHF	CBS
Satellites:
KCCO-TV(3) Alexandria, MN		VHF	CBS
KCCW-TV(4) Walker, MN		VHF	CBS
WFOR-TV Miami-Ft. Lauderdale, FL	16	UHF	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	16	UHF	MyNetworkTV
KCNC-TV Denver, CO	17	UHF	CBS
KOVR-TV Sacramento-Stockton-Modesto, CA	20	UHF	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	20	UHF	The CW
KDKA-TV Pittsburgh, PA	23	UHF	CBS
WPCW-TV Pittsburgh, PA	23	VHF	The CW
WBXI-CA(5) Indianapolis, IN	26	UHF	Tr3s
WJZ-TV Baltimore, MD	27	VHF	CBS

(1)
Metropolitan Area Served is Nielsen Media Research's DMA.
(2)
Market Rankings based on Nielsen Media Research Local Market Universe Estimate, September 2012.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.

        CBS Radio.    The Company's radio broadcasting business operates through CBS Radio, one of the largest operators of radio stations in the U.S. CBS Radio owns and operates 127 radio stations serving 28 U.S. markets as of February 14, 2013. Virtually all of the Company's owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 78% in the 25 largest U.S. radio markets. Most of the Company's owned radio stations implement digital broadcasting. The Company's strategy generally is to operate radio stations in the largest markets and take advantage of the Company's ability to sell advertising across multiple markets and formats. In June 2012, the Company announced the creation of CBS Sports Radio Network, which launched in January 2013 and provides up to 24-hours, seven-days-a-week of national sports programming to affiliated radio stations. The network has more than 250 affiliates across the country and Canada, including radio stations in 9 of the top 10 U.S. radio markets. Cumulus Media, as CBS Sports Radio Network's exclusive syndicator, is responsible for securing radio station affiliates and for the network's advertising sales. The Company believes that it is favorably impacted by offering radio, television and outdoor advertising platforms in large markets. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table below includes information with respect to the Company's radio stations in the top 25 U.S. radio markets.

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

        The majority of CBS Radio's revenues are generated from the sale of local and national advertising. The major categories of radio advertisers include: automotive, retail, healthcare, telecommunications, insurance, fast food, beverage, movies and entertainment. CBS Radio is able to use the reach, diversity and branding of its radio stations to create unique division-wide marketing and promotional initiatives for major national advertisers of products and services. Advertising expenditures by advertisers fluctuate, which has an effect on CBS Radio's revenues.

        Substantially all of the Company's radio stations operate Websites, many of which are combined with the Websites of the Company's television stations in co-located markets, which promote the stations' programming, and provide news, information and entertainment, as well as other services. Also, CBS Radio operates Websites for its music radio stations. All of these Websites are part of the CBS Local Digital Media group and principally derive revenues from the sale of advertising. CBS Radio is one of the most listened to online radio providers according to Triton Digital's monthly Top 20 Ranker for December 2012.

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

        CBS Radio.    The Company's radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as Clear Channel Communications, Inc., Cumulus Media Inc., Emmis Communications Corporation, Entercom Communications Corp. and Radio One, Inc. The Company's radio stations, including their Internet and streaming activities, also compete with other media, such as broadcast, cable and DBS television, newspapers, magazines, direct mail, and the Internet, including services such as Pandora, Spotify and Rhapsody. The radio industry is also subject to competition from Sirius XM Radio Inc., which provides digital audio services to subscribers.

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

        Aggregate total revenues for the Company's radio stations for 2012 were ranked #1 or #2 in four of the top five U.S. markets by metro area population (New York, Los Angeles, Chicago, and San Francisco), according to the 2012 Market Total Revenues Performance Summary of Miller, Kaplan, Arase & Co., LLP.

 Radio Stations, Television Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations, television stations and outdoor advertising displays as of February 14, 2013 in the top 25 U.S. radio markets:

	Radio			Television			Outdoor Americas
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
New York, NY	WCBS	AM	News	WCBS-TV	UHF	CBS	Billboards,
	WCBS	FM	Classic Hits	WLNY-TV	UHF	Independent	Subway/Rail, Bus,
#1—Radio	WFAN	AM	Sports				Transit Structures, Malls,
#1—Television	WFAN(2)	FM	Sports				Digital In-Store Networks
	WINS	AM	News
	WNOW	FM	Contemporary Hit Radio
	WWFS	FM	Adult Contemporary
Los Angeles, CA(3)	KAMP	FM	Contemporary Hit Radio	KCAL-TV	VHF	Independent	Billboards,
	KCBS	FM	Adult Hits	KCBS-TV	UHF	CBS	Subway/Rail, Bus,
#2—Radio	KNX	AM	News				Transit Structures,
#2—Television	KROQ	FM	Alternative Rock				Malls, Digital
	KRTH	FM	Classic Hits				In-Store Networks
	KTWV	FM	Adult Contemporary
Chicago, IL	WBBM	AM	News	WBBM-TV	VHF	CBS	Billboards, Malls,
	WBBM	FM	Contemporary Hit Radio				Digital In-Store
#3—Radio	WCFS	FM	News				Networks
#3—Television	WJMK	FM	Classic Hits
	WSCR	AM	Sports
	WUSN	FM	Country
	WXRT	FM	Adult Album Alternative
San Francisco, CA	KCBS	AM	News	KPIX-TV	UHF	CBS	Billboards,
	KFRC	FM	News	KBCW-TV	UHF	The CW	Subway/Rail,
#4—Radio	KITS	FM	Alternative Rock				Transit Structures,
#6—Television	KLLC	FM	Hot Adult Contemporary				Malls, Digital
	KMVQ	FM	Contemporary Hit Radio				In-Store Networks
	KZDG(4)	AM	Indian Talk/Music
Dallas-Fort Worth, TX	KJKK	FM	Adult Hits	KTVT-TV	UHF	CBS	Billboards, Transit
	KLUV	FM	Classic Hits	KTXA-TV	UHF	Independent	Structures, Malls,
#5—Radio	KMVK	FM	Spanish				Digital In-Store
#5—Television	KRLD	AM	News/Talk				Networks
	KRLD	FM	Sports
	KVIL	FM	Adult Contemporary
Houston, TX	KHMX	FM	Hot Adult Contemporary				Billboards, Malls,
	KIKK	AM	Sports				Digital In-Store
#6—Radio	KILT	AM	Sports				Networks
	KILT	FM	Country
	KKHH	FM	Contemporary Hit Radio
	KLOL	FM	Spanish
Washington, D.C.	WIAD	FM	Adult Contemporary				Billboards,
	WJFK	AM	Sports				Subway/Rail, Bus,
	WJFK	FM	Sports				Malls, Digital
#7—Radio	WLZL	FM	Spanish				In-Store Networks
	WNEW	FM	News
	WPGC	FM	Rhythmic Top 40
Philadelphia, PA	KYW	AM	News	KYW-TV	UHF	CBS	Billboards, Malls,
	WIP	AM	Sports	WPSG-TV	UHF	The CW	Digital In-Store Networks
#8—Radio	WIP	FM	Sports
#4—Television	WOGL	FM	Classic Hits
	WPHT	AM	News/Talk
Atlanta, GA	WAOK	AM	News/Talk	WUPA-TV	UHF	The CW	Billboards,
	WVEE	FM	Urban				Subway/Rail, Bus,
#9—Radio	WZGC	FM	Sports				Transit Structures,
#9—Television							Malls, Digital In-Store
Networks

	Radio			Television			Outdoor Americas
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Boston, MA	WBMX	FM	Hot Adult Contemporary	WBZ-TV	UHF	CBS	Billboards, Malls,
	WBZ	AM	News	WSBK-TV	UHF	MyNetworkTV	Digital In-Store Networks
#10—Radio	WBZ	FM	Sports
#7—Television	WODS	FM	Contemporary Hit Radio
	WZLX	FM	Classic Rock
Miami-Ft. Lauderdale, FL				WFOR-TV	UHF	CBS	Billboards,
				WBFS-TV	UHF	MyNetworkTV	Subway/Rail, Bus, Malls,
#11—Radio							Digital In-Store Networks
#16—Television
Detroit, MI	WDZH	FM	Contemporary Hit Radio	WKBD-TV	UHF	The CW	Billboards, Bus,
	WOMC	FM	Classic Hits	WWJ-TV	UHF	CBS	Malls, Digital
#12—Radio	WWJ	AM	News				In-Store Networks
#11—Television	WXYT	AM	Sports
	WXYT	FM	Sports
	WYCD	FM	Country
Seattle-Tacoma, WA	KJAQ	FM	Adult Hits	KSTW-TV	VHF	The CW	Billboards, Malls,
	KMPS	FM	Country				Digital In-Store
#13—Radio	KFNQ	AM	Sports				Networks
#12—Television	KZOK	FM	Classic Rock
Phoenix, AZ	KMLE	FM	Country				Billboards,
	KOOL	FM	Classic Hits				Subway/Rail,
#14—Radio	KZON	FM	Contemporary Hit Radio				Transit Structures,
Malls, Digital In-Store
Networks
Puerto Rico							Billboards
#15—Radio
Minneapolis, MN	KMNB	FM	Country	WCCO-TV	UHF	CBS	Billboards,
	KZJK	FM	Adult Hits	KCCO-TV	VHF	CBS	Transit Structures,
#16—Radio	WCCO	AM	News/Talk	KCCW-TV	VHF	CBS	Malls, Digital In-Store
#15—Television							Networks
San Diego, CA	KEGY	FM	Contemporary Hit Radio				Billboards, Transit
	KYXY	FM	Adult Contemporary				Structures, Malls,
#17—Radio							Digital In-Store Networks
Tampa-St. Petersburg, FL	WLLD	FM	Rhythmic Contemporary Hit Radio	WTOG-TV	UHF	The CW	Billboards, Malls,
	WHFS	AM	Sports				Digital In-Store
#18—Radio	WQYK	FM	Country				Networks
#14—Television	WRBQ	FM	Classic Hits
	WHFS	FM	Sports
	WYUU	FM	Spanish
Nassau-Suffolk, NY(5)							Billboards,
#19—Radio							Subway/Rail, Bus, Digital
In-Store Networks
Denver, CO				KCNC-TV	UHF	CBS	Billboards, Transit
Structures, Malls, Digital
#20—Radio							In-Store Networks
#17—Television
Baltimore, MD	WJZ	AM	Sports	WJZ-TV	VHF	CBS	Billboards,
	WJZ	FM	Sports				Transit Structures,
#21—Radio	WLIF	FM	Adult Contemporary				Malls, Digital
#27—Television	WWMX	FM	Hot Adult Contemporary				In-Store Networks
St. Louis, MO	KEZK	FM	Adult Contemporary				Billboards, Malls,
	KMOX	AM	News/Talk				Digital In-Store
#22—Radio	KYKY	FM	Hot Adult Contemporary				Networks
Portland, OR							Billboards, Malls,
Digital In-Store Networks
#23—Radio

	Radio			Television			Outdoor Americas
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Charlotte, NC	WBAV	FM	Urban Adult Contemporary				Malls,
	WBCN	AM	Sports				Digital In-Store
#24—Radio	WFNZ	AM	Sports				Networks
	WKQC	FM	Adult Contemporary
	WNKS	FM	Contemporary Hit Radio
	WPEG	FM	Urban
	WSOC	FM	Country
Pittsburgh, PA	KDKA	AM	News/Talk	KDKA-TV	UHF	CBS	Billboards, Malls,
	KDKA	FM	Sports	WPCW-TV	VHF	The CW	Digital In-Store
#25—Radio	WDSY	FM	Country				Networks
#23—Television	WBZZ	FM	Hot Adult Contemporary

(1)
Radio market rank based on Fall 2012 Radio Market Ranking as provided by Arbitron Inc. Television market rank based on Nielsen Media Research Local Market Universe Estimate, September 2012.

(2)
CBS Radio is the operator and beneficial owner of WFAN-FM through agreements with a third-party entity, which holds title to WFAN-FM for tax purposes.

(3)
As required by the FCC, the Company assigned KFWB-AM to a divestiture trust. The Company is a beneficiary of the trust. The trustee is operating the radio station and is responsible for selling the radio station to a third party. (See "CBS Business Segments—Regulation—Broadcasting—Ownership Regulation—Radio-Television Cross-Ownership Rule").

(4)
KZDG-AM in San Francisco, California, is programmed by a third party through a time brokerage agreement.

(5)
Sub-market of New York City. The Company's New York City radio and television stations serve Nassau-Suffolk.

        Outdoor Americas (9%, 9% and 9% of the Company's consolidated revenues in 2012, 2011 and 2010, respectively, and 7%, 8% and 7% of the Company's consolidated operating income in 2012, 2011 and 2010, respectively)

        The Company provides, through its Outdoor Americas businesses, advertising space on various structures, including billboards, transit shelters and benches, buses, rail systems (in-car and structures on station platforms and terminal), mall kiosks, stadium signage, and in retail stores. It has outdoor advertising structures in more than 100 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 19 of the 20 largest metropolitan markets in Canada and all 45 of the largest metropolitan markets in Mexico. Additionally, Outdoor has a variety of outdoor structures in Puerto Rico, Argentina, Brazil, Uruguay and Chile. The Company operates its Outdoor businesses through CBS Outdoor in the U.S., Canada and South America, CBS Outernet® in the U.S. and Vendor® in Mexico. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

        The substantial majority of Outdoor Americas' revenues is generated from providing advertising space to local, regional and national advertisers. Rates for advertising space for a particular structure are based on supply and demand, which are influenced by the structure's exposure known as "impressions", the demographics of the particular market and the location of the structure within that market. Commencing in January 2011, metrics for fixed structures such as billboards and transit shelters, including demographic information and audience views, are measured through the new "Eyes On" technology administered by the Traffic Audit Bureau, an independent agency formed by a number of major owners of outdoor advertising structures, including CBS Outdoor, advertising agencies and advertisers. These metrics facilitate the inclusion of Outdoor Americas' inventory in the planning stages of media campaigns. The major categories of out-of-home advertisers include: entertainment, media, automotive, beverage, financial, real estate, retail, healthcare, telecommunications, restaurants, health and beauty aids, hotels and professional services. Out-of-home media industry advertising expenditures by retailers and the entertainment industry fluctuate, which has an effect on Outdoor Americas' revenues.

        Outdoor Americas generally operates in the billboard, transit, and retail store advertising markets. The two primary types of billboard structures are commonly referred to as "bulletins" and "posters."

        Space on billboard structures is generally provided for periods ranging from 4 weeks to 12 months. Billboard faces are generally mounted on structures owned by Outdoor Americas located on leased real property. Lease agreements are negotiated with both public and private landowners for varying terms ranging from month-to-month to year-to-year, can be for terms of 10 years or longer and may provide for renewal options. There are no significant concentrations of billboard structures that are subject to any one lease or subject to negotiation with any one landlord.

        Transit advertising is provided on or in transit systems, including the interiors and exteriors of buses, trains and trams and at rail stations. Transit advertising contracts are negotiated with public transit authorities and private transit operators and generally provide for payment to the transit authority of a percentage of the revenues that Outdoor Americas receives from providing space to advertisers, a fixed payment, or the greater of a percentage of the revenues or a fixed payment. Where revenues are lower than anticipated, the minimum amount required to be paid to a transit authority may exceed, or be a high percentage of, the revenues received by Outdoor Americas under that advertising contract.

        Transit shelters and benches reach both vehicular and pedestrian audiences. Transit shelters are usually constructed, installed and maintained by Outdoor. Most of Outdoor Americas' transit shelter and bench contracts include revenue-sharing arrangements with a municipality or transit authority and often include minimum required payments. Such contracts usually involve a competitive bidding process and are awarded on the basis of projected revenues to the municipality, including minimum payments, and Outdoor Americas' willingness to construct public facilities, such as bus shelters, public toilets and information kiosks. In these negotiations, Outdoor Americas seeks to reduce minimum payment obligations on new agreements and on renewal of existing agreements. There is no assurance that Outdoor Americas will be successful in reducing its minimum payments, entering into new agreements or renewing certain existing agreements and any such agreements may provide a lesser return to the Company.

        Newer technologies for outdoor advertising displays, such as changeable message displays and digital billboards using light-emitting diode and liquid crystal display technology, continue to evolve. The Company keeps apprised of and has adopted such new technologies as they evolve and mature. For example, Outdoor is utilizing digital technology containing moving images in New York City subways and in retail outlets through CBS Outernet. Outdoor is also building new digital billboards and digitizing the displays on previously static billboards. CBS Outernet, a leading distributor of video programming and advertising content to structures in retail stores, enables customized messaging by region and retail environment. Generally, CBS Outernet enters into revenue-sharing arrangements with retailers.

        Outdoor Americas' business strategy involves operating in major selected markets, to grow its revenues and cash flow by being a leading provider of out-of-home advertising in the markets it serves, controlling costs, developing and entering into new markets and using advanced technologies to build greater awareness for its clients. In addition, the Company purchases structures within its existing markets or in contiguous markets to expand its reach. The Company believes that there will be continuing opportunities for implementing its acquisition and development strategies given the outdoor industry's fragmentation.

        In January 2013, the Company announced that it has begun the process of converting its Outdoor Americas business into a REIT, which is subject to customary approvals.

        Outdoor Competition.    The outdoor advertising industry is fragmented, consisting of several large companies involved in providing outdoor space for advertising such as Clear Channel Outdoor Holdings, Inc., JCDecaux S.A., Cemusa Inc., Titan Outdoor Holdings, Inc. and Lamar Advertising Company as well as hundreds of smaller regional and local companies operating a limited number of display faces in a single or a few local markets. The Company also competes with other media, including broadcast and cable television, radio, print media, the Internet and direct mail marketers, within their respective markets. In addition, it competes with a wide variety of out-of-home media, including providers of advertising space in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach a broad segment in a specific market or to target a particular geographic area or population with a particular demographic within that market. The Company keeps apprised of the evolution of new technologies in the industry. As new technologies such as digital billboards prove desirable to Outdoor Americas' customers and deliver appropriate returns on investment, the Company could face increased competition for rights to digital billboards and costs could increase.

        The Company believes that its strong emphasis in customer service and its position as a leading provider of space for out-of-home advertising in each of its primary markets as well as its international inventory enables it to compete effectively with the other outdoor companies, as well as other media, within those markets.

REGULATION

        The Company's businesses are either subject to or affected by regulations of federal, state and local governmental authorities in the U.S. and of national, regional and local authorities in foreign countries. The rules, regulations, policies and procedures affecting these businesses are subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the statutes, rules and regulations described herein. The descriptions do not purport to describe all present and proposed statutes, rules and regulations affecting the Company's businesses.

  Intellectual Property and Privacy

        Laws affecting intellectual property are of significant importance to the Company. (See "Intellectual Property" on page I-23 for more information on the Company's brands).

        Unauthorized Distribution of Copyrighted Content and Piracy.    Unauthorized distribution, reproduction or display of copyrighted material over the Internet and through physical devices without regard to content owners' copyright rights in television programming, motion pictures, clips and books, such as through pirated DVDs and Blu-ray Discs, user-generated content, streaming, Internet downloads, file "sharing" and peer-to-peer services, is a threat to copyright owners' ability to protect and exploit their property. The Company is engaged in enforcement and other activities to protect its intellectual property and has participated in various litigations, public relations programs and legislative activity. In addition to these efforts, the Company continues to enter into and explore possibilities for commercial arrangements with various online providers to further protect and exploit its content.

        Copyright Law and Content.    The Company derives revenues from the creation and exploitation of creative content, for which the copyright law grants certain exclusive rights, including to reproduce, publicly perform and distribute. In the U.S., the copyright term for authored works is the life of the author plus 70 years. For works made for hire, the copyright term is the shorter of 95 years from the first publication or 120 years from creation. Any changes to copyright laws, which diminish the scope of a copyright owner's exclusive rights, could impact the Company.

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

        Under the Communications Act, the FCC also regulates certain aspects of the operation of MVPDs and certain other electronic media that compete with broadcast stations.

        Indecency and Profanity Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC's indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC's maximum forfeiture penalty for broadcasting indecent or profane programming is $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3 million for any continuing violation arising from a single act or failure to act. The Company has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material.

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

        The FCC adopted a notice of proposed rule-making ("NPRM") in its latest quadrennial review of broadcast ownership rules in December 2011, which is still pending. In that NPRM, the FCC has proposed modifying the newspaper-broadcast cross-ownership rule and eliminating the radio-television cross-ownership rule. The FCC's current ownership rules and proposed changes are briefly summarized below.

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

            Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market. The Company owns a combination of radio and television stations in the Los Angeles market in excess of the limit. As required by the FCC, the Company assigned radio station KFWB-AM in Los Angeles to a divestiture trust. The Company is a beneficiary of the trust. The trustee is operating the radio station and is responsible for selling the radio station to a third party, the closing of which would bring the Company into compliance with this cross-ownership rule. As part of its quadrennial review of media ownership rules, the FCC has proposed to repeal this rule in favor of reliance on the local radio ownership rule and the local television ownership rule.

            Newspaper-Broadcast Cross-Ownership.    The newspaper-broadcast cross-ownership rule prohibits the common ownership of a broadcast station and daily newspaper in the same market absent a waiver by the FCC. As part of its quadrennial review of media ownership rules, the FCC has proposed a rule that would presume a waiver to be consistent with the public interest if: (1) a daily newspaper sought to combine with a radio station in the same top 20 market, or (2) a daily newspaper sought to combine with a full-power commercial television station in the same top 20 market, and the television station is not ranked among the top four television stations in the market and (b) at least eight independently owned and operated "major media voices" would remain in the market after the combination.

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

        Cable and Satellite Carriage of Television Broadcast Stations.    The 1992 Cable Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, a television station must elect, with respect to cable systems within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage and secures instead the right to negotiate consideration in return for consenting to carriage. The Company's owned television stations have elected the retransmission consent option in substantially all cases, and, since 2006, the Company has implemented a systematic process of seeking monetary consideration for its retransmission consent.

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

        Program Access.    Under the Communications Act, vertically integrated cable programmers (more fully described below) are generally prohibited from offering different prices, terms or conditions to competing MVPDs unless the differential is justified by certain permissible factors set forth in the FCC's regulations. Until recently, the FCC's "program access" rules also generally prohibited vertically integrated cable programmers from entering into exclusive distribution arrangements with cable operators. The FCC continues to assess the competitive impact of such individual exclusive contracts. A cable programmer is considered to be vertically integrated under the FCC's program access attribution rules if it owns or is owned by a cable operator in whole or in part. Cable operators for this purpose may include telephone companies that provide video programming directly to subscribers.

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

        National Broadband Plan.    In response to the FCC's March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC "repacks" the broadcast spectrum dedicated to broadcast television use. The legislation provides that the FCC will assist television stations in retaining their current coverage areas, no stations will be forced into the VHF band and a fund will be established to reimburse broadcasters for reasonable relocation expenses relating to the spectrum-repacking. In September 2012, the FCC launched a rule-making proceeding to implement the auction legislation and auctions are expected to occur in 2014, followed by the repacking process.

  Outdoor Americas

        The outdoor advertising industry is subject to extensive governmental regulation at the federal, state and local levels in the U.S. and to national, regional and local restrictions in foreign countries. These regulations can affect the operation of outdoor structures and include restrictions on the construction, repair, operation, upgrading, height, size and location of outdoor structures and, in some instances, the content of advertising copy that can be displayed on these structures. In addition, outdoor advertising is the subject of targeted state and municipal taxes and fees. These laws may affect competitive conditions in various markets in various ways. Such laws may reduce the Company's expansion opportunities, or may increase or reduce competitive pressure from others. No assurance can be given that existing or future laws or regulations and the enforcement thereof will not materially and adversely affect the Outdoor Americas business.

        Under U.S. law, principally the Highway Beautification Act of 1965 (the "HBA"), outdoor advertising is controlled on primary and interstate highways built with federal financial assistance. As a condition to federal highway assistance, the HBA requires states to restrict billboards on such highways to commercial and industrial areas, and imposes certain additional size, spacing and other requirements associated with the installation and operation of billboards. Outdoor Americas is not aware of any states which have passed laws and adopted regulations which are less restrictive than the federal requirements, including the obligation on the part of the billboard owner to remove, at the owner's expense and without compensation, any non-grandfathered signs on such highways that do not comply with such requirements. Outdoor Americas does not believe that the number of its billboards that may be subject to removal under these regulations is material. No state in which Outdoor Americas operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. Some state and local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zoning, size, spacing, height and type of construction. In some cases, the construction of new billboards or the relocation or modification of existing billboards is prohibited. A number of cities including New York City, Los Angeles, Philadelphia and Miami have implemented or initiated legislative billboard controls, including imposing taxes, fees and/or registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. The Company contests such laws and regulations that it believes unlawfully restrict its constitutional or other legal rights and may adversely impact the growth of its outdoor advertising business.

        U.S. law neither requires nor prohibits removal of existing lawful billboards, but it does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. State governments have purchased and removed legal billboards for beautification objectives in the past using federal funding for transportation enhancement programs, and may do so in the future. State government authorities from time to time use the power of eminent domain to remove billboards. Thus far, Outdoor Americas has been able to obtain satisfactory compensation for its billboards purchased or removed as a result of this type of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called amortization. Under this concept the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. Outdoor Americas generally has been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit Outdoor Americas' ability to rebuild or replace nonconforming billboards.

        As the owner or operator of various real properties and facilities in outdoor advertising operations, the Company must comply with various U.S. federal, state and local and foreign environmental, health, safety and land use laws and regulations. The Company and its properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning and other land use restrictions which may affect, among other things, the type of display, such as digital, tri-vision or static, the hours of operation and illumination as well as methods and conditions of maintenance of facilities and advertising installation. Historically, the Company has not incurred significant expenditures to comply with these laws. However, future laws or a finding of a violation of or liability under existing laws could require the Company to make significant expenditures and otherwise limit or restrict its ability to use or operate some of its outdoor structures.

        Certain products, services and types of displays are or may be targeted by federal, state and local laws and regulations. For example, tobacco products have been banned from outdoor advertising. In addition, state and local governments continue to initiate proposals designed to limit outdoor advertising of alcohol. Legislation regulating alcohol-related advertising due to content-related restrictions could cause a reduction in Outdoor Americas' direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

INTELLECTUAL PROPERTY

        The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company's practice to protect its products, including its television, radio and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CNET®, CBS Radio®, Showtime®, Showtime Anytime®, The Movie Channel®, Flix®, CBS Outdoor®, CBS Films®, CBS Outernet®, CBS Audience Network™, TV.com™, Last.fm®, MetroLyrics®, CSI:®, NCIS™, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS Sports Network™, CBS Interactive™ and all the call letters for the Company's television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

        At December 31, 2012, the Company employed approximately 20,930 full-time and part-time salaried employees and had approximately 5,000 additional project-based staff.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 15 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

        CBS Corp. makes available free of charge on or through the Investors section of its Website, www.cbscorporation.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's Website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These documents are also available on the Securities and Exchange Commission's Website at www.sec.gov.

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

A Decline in Advertising Expenditures Could Cause the Company's Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

        The Company derives substantial revenues from the sale of advertising on its broadcast and basic cable networks, television stations, radio stations, outdoor structures, syndicated programming, and online properties. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly a major market such as Los Angeles, New York or Chicago, in which the Company owns and operates sizeable businesses, could alter current or prospective advertisers' spending priorities. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical segments, represent a significant portion of the Company's advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors' advertising expenditures may adversely affect the Company's revenue. Advertisers' willingness to purchase advertising from the Company may also be affected by a decline in audience ratings for the Company's programming, the inability of the Company to retain the rights to popular programming, increasing audience fragmentation caused by new program channels and the proliferation of new media formats, including the Internet and video-on-demand and the deployment of portable digital devices and new technologies, which allow consumers to live stream and time shift programming, make and store digital copies and skip or fast-forward through advertisements. The Company's revenues from outdoor advertising structures also depend on the Company's continued ability to obtain the right to use effective outdoor advertising space. Any reduction in advertising expenditures could have an adverse effect on the Company's revenues and results of operations.

The Company's Success and Profitability Are Dependent Upon Audience Acceptance of Its Content, Including Its Television and Radio Programs and Motion Pictures, Which Is Difficult to Predict

        Television, radio and motion picture content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program or motion picture, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a television or radio program or motion picture also depends upon the quality and acceptance of other competing programs and motion pictures released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of new ratings technologies and measurements, and viewership on new platforms or devices that is not being measured, could have an impact on the Company's program ratings. For example, while C-3, a current television industry ratings system, measures live commercial viewing plus three days of DVR and video-on-demand playback, the growing viewership occurring on subsequent days of DVR and video-on-demand playback is excluded from C-3 ratings. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company's radio or television stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company's cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. The theatrical success of a motion picture, based in large part upon audience acceptance, is a significant factor in determining the revenues it is likely to generate in home entertainment sales, licensing fees and other exploitation during the various other distribution windows. Consequently, low public acceptance of the Company's content, including its television and radio programs, motion pictures and publications, will have an adverse effect on the Company's results of operations. In addition, any decreased popularity of programming for which the Company has incurred significant commitments could have an adverse effect on its profitability. Programming and talent commitments of the Company, estimated to aggregate approximately $15.21 billion as of December 31, 2012, primarily included $11.98 billion for sports programming rights, $2.44 billion relating to television, radio, film production and licensing and $789 million for talent contracts with $6.70 billion of these amounts payable in and after 2018. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to distribute, could lead to decreased profitability or losses for a significant period of time.

Failure by the Company to Obtain, Create and Retain the Rights Related to Popular Programming Could Adversely Affect the Company's Revenues

        The Company's revenue from its television, radio, cable networks and motion picture business is partially dependent on the Company's continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company's revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network's most widely viewed broadcasts, including the NCAA's Men's Final Four, golf's Masters Tournament and PGA Championship, and NFL games, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs, such as sports events from third parties. CBS Films competes for compelling source material for and the talent necessary to produce motion pictures, as well as with other buyers for the acquisition of third-party produced motion pictures. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company's failure to obtain or retain rights to popular content could adversely affect the Company's revenues.

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive

        Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly as are the digital distribution models for books. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company's businesses. Examples of the foregoing include the convergence of television broadcasts and online delivery of programming to televisions, video-on-demand platforms, tablets, satellite radio, new video and electronic book formats, user-generated content sites, Internet and mobile distribution of video content via streaming and downloading, place- shifting of content from the home to portable devices on which content is viewable outside the home, and digital outdoor displays. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis; technologies that enable users to fast-forward or skip advertisements, such as DVRs, or increase the sharing of subscription content; systems that allow users to access copyrighted product of the Company over the Internet through antennas and other devices; and portable digital devices and systems that enable users to store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness of the Company's offerings to advertisers and adversely affect its revenues. Also, the growing uses of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company's businesses. In addition, further increases in the use of digital devices which allow users to view or listen to content of their own choosing, in their own time and remote locations, while avoiding traditional commercial advertisements or subscription payments, could adversely affect the Company's radio and television broadcasting advertising and subscription revenues. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the Internet to view on television monitors or other devices, which could diminish viewership of the Company's programming. Generally, changing consumer behavior may impact the Company's traditional distribution methods, for example, by reducing viewership of its programming (including motion pictures), the demand for DVD and Blu-ray Disc product and/or the desire to see motion pictures in theaters, which could have an adverse impact on the Company's revenues and profitability. Also, the impact of technological changes on traditional distributors of video programming may adversely affect the Company's cable networks' ability to grow revenue. Anticipating and adapting to changes in technology on a timely basis and exploiting new sources of revenue from these changes will affect the Company's ability to continue to increase its revenue.

Piracy of the Company's Programming and Other Content, Including Digital Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

        Piracy of programming (including motion pictures), books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of such programming and other content into digital formats, which facilitate the creation, transmission and sharing of high quality unauthorized copies of the Company's content. Recent technological advances, which facilitate the streaming of programming via the Internet to television screens and other devices, may increase piracy. The proliferation of unauthorized copies of programming has an adverse effect on the Company's businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate, evolve and present challenges for enforcement. Failure of legal protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company's enforcement costs.

The Company's Operating Results Are Subject to Seasonal Variations and Other Factors

        The Company's business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences, on people's viewing, reading, attendance and listening habits. Typically, the Company's revenue from advertising increases in the fourth quarter, Simon & Schuster generates a substantial portion of its revenues in the fourth quarter, and license fees for television programming and CBS Films' revenue from motion pictures are dependent on the timing, mix, number and availability of the Company's television programming and motion pictures, as applicable, which may cause operating results to increase or decrease during a period and create non-comparable results relative to the corresponding period in the prior year. In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

The Company's Businesses Operate in Highly Competitive Industries

        The Company competes with other media companies for high quality content and attractive outdoor advertising space to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various MVPD platforms. The Company's ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and radio programming, motion pictures and books, as well as well-placed outdoor advertising faces. In addition, the consolidation of advertising agencies, distributors and television service providers has made competition for audiences, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of on-line sales and electronic books sales have resulted in increased competition for limited physical shelf space for the Company's publications and for the attention of consumers on-line. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; motion picture studios; the Internet; terrestrial and satellite radio and portable devices; outdoor advertisers; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. In book publishing, competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. Moreover, the growing use of self-publishing technologies by authors, increases competition and could result in decreased use of traditional publishing services. This competition could result in lower ratings and advertising and subscription and other revenues or increased promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on its business, financial condition or results of operations.

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

Increased Programming and Content Costs May Adversely Affect the Company's Profits

        The Company produces and acquires programming (including motion pictures) and other content and incurs costs with respect to its content, including for all types of creative talent, including actors, authors, writers and producers, composers and publishers of music, as well as for marketing and distribution. An increase in any of these costs may lead to decreased profitability.

Changes in Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business

        The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's licenses could have a material adverse effect on the Company's revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company's ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company's advertising revenues. The FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect the Company's advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company's ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. In response to the FCC's March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC "repacks" the broadcast spectrum dedicated to broadcast television use. Such auctions are expected to begin in 2014 followed by repacking, which could adversely impact the Company's broadcast coverage and related revenues. It is difficult to predict the timing or outcome of the FCC's actions or their effect, if any, on the Company's broadcasting properties. Legislation could be enacted, which could remove over-the-air broadcasters' existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations and could have an adverse impact on the cost of music programming for the Company. In addition, changes in or new interpretations of international laws and regulations governing competition and the Internet, including those affecting data privacy, may have an adverse impact on the Company's international businesses and Internet properties. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

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

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company's Results of Operations

        The CBS Television Network provides its affiliates with up to approximately 98 hours of regularly scheduled programming per week. In return, the CBS Television Network's affiliated stations broadcast network-inserted commercials during that programming. Loss of network affiliation agreements of the CBS Television Network could adversely affect the Company's results of operations by reducing the reach of the Company's programming and therefore its attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect the Company's results of operations. The non-renewal or termination of retransmission agreements with MVPDs or continued distribution on less favorable terms, could also adversely affect the Company's revenues and its ability to distribute its network programming to a nationwide audience and affect the Company's ability to sell advertising, which could have a material adverse effect on the Company's results of operations. Showtime Networks, CBS Sports Network and Smithsonian Networks are also dependent upon the maintenance of affiliation agreements with MVPDs, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks', CBS Sports Network's and Smithsonian Networks' program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. Also, consolidation among MVPDs and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company's ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all.

The Failure or Destruction of Satellites, Transmitter Facilities and Network and Information Systems and Other Technology that the Company Depends Upon to Distribute Its Programming and Operate Could Materially Adversely Affect the Company's Businesses and Results of Operations

        The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters including extreme weather that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations. Each of the Company's television and radio stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations. In addition, network and information systems and other technologies are important to the Company's business activities. For example, network and information systems-related events, such as computer hackings, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities, and natural or other disasters could result in a disruption of the Company's services and operations or improper disclosure of personal data or confidential information, which could damage the Company's reputation and require the Company to expend resources to remedy any such breaches. The occurrence of any of such network or information systems-related events, security breaches or natural or other disasters could have a material adverse effect on the Company's business and results of operations.

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

Regulation of the Outdoor Advertising Industry Could Materially Adversely Affect the Company's Outdoor Americas Business

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

The Company's Plans to Convert its Outdoor Americas Business into a Real Estate Investment Trust and Divest its Outdoor Europe Business Are Subject to Approvals and Changes in Legislation, Tax Rules and Market Conditions

        In January 2013, the Company announced that it has begun the process of converting its outdoor advertising businesses in North America and South America into a real estate investment trust. In addition, during the fourth quarter of 2012, the Company initiated a plan to divest its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia. Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. All of these actions are subject to customary approvals and risks, many of which are outside the Company's control, including changes in legislation, tax rules or market conditions, which could adversely impact timing, the ability to consummate or achieve the benefits of the transactions and the ability to divest the Outdoor Europe business on terms that the Company finds acceptable.

The Company's Liabilities Related to Discontinued Operations and Former Businesses Could Adversely Impact Its Financial Condition

        The Company has both recognized and potential liabilities and costs related to discontinued operations (including the Company's outdoor advertising business in Europe (which includes an interest in an outdoor business in Asia), which has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented) and former businesses, certain of which are unrelated to the media business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. The Company cannot be assured that its reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these liabilities may come due. Therefore, there can be no assurances that these liabilities will not have a material adverse effect on the Company's financial position, operating performance or cash flow.

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

Item 3.    Legal Proceedings.

        E-books Matters.    A number of lawsuits described below have been pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

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

        On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. The Company believes that this settlement with the States and the Stipulation with the DOJ will not have a material adverse effect on its results of operations, financial position or cash flows.

        On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. The Company believes that the States' settlement will likely resolve the class claims of those private litigant plaintiffs in the MDL litigation who reside in the areas covered by the States' settlement and who do not opt out of such settlement.

        Commencing on February 24, 2012, similar antitrust suits have been filed under Canadian law against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to vigorously defend itself in the MDL and Canadian matters.

        In addition, the European Commission (the "EC") and Canadian Competition Bureau are conducting separate competition investigations of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with these investigations. On September 19, 2012, the EC began accepting public comment on the terms of a proposed settlement. On December 12, 2012, following the close of that comment period, the EC accepted the proposed settlement. The settlement between the EC and certain Publishing parties, including Simon & Schuster, requires the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2012, the Company had pending approximately 45,900 asbestos claims, as compared with approximately 50,090 as of December 31, 2011 and 52,220 as of December 31, 2010. During 2012, the Company received approximately 4,350 new claims and closed or moved to an inactive docket approximately 8,540 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2012 and 2011 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $21 million and $33 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of claims against the Company are non-cancer claims. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in the past five to ten years and has remained flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of February 14, 2013.

Name	Age	Title
Sumner M. Redstone	89	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	63	President and Chief Executive Officer and Director
Anthony G. Ambrosio	52	Executive Vice President, Human Resources and Administration
Louis J. Briskman	64	Executive Vice President and General Counsel
Martin D. Franks	62	Executive Vice President, Planning, Policy and Government Affairs
Joseph R. Ianniello	45	Executive Vice President and Chief Financial Officer
Richard M. Jones	47	Senior Vice President and General Tax Counsel
Lawrence Liding	44	Senior Vice President, Controller and Chief Accounting Officer
Gil Schwartz	61	Executive Vice President and Chief Communications Officer
Angeline C. Straka	67	Senior Vice President, Deputy General Counsel and Secretary

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Shari Redstone, Vice Chair of the Board of Directors of the Company, is the daughter of Sumner M. Redstone.

        Mr. Redstone is the Company's Founder and has been Executive Chairman of the Board of the Company since January 1, 2006. He was Chairman of the Board of Former Viacom from 1987 until January 1, 2006 and served as Chief Executive Officer of Former Viacom from 1996 until January 1, 2006. Mr. Redstone has also served as Chairman of the Board of NAI since 1986 and Chief Executive Officer of NAI since 1967. He served as President of NAI from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. Mr. Redstone has lectured at a variety of universities, including Harvard Law School, Boston University School of Law and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received a LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the United States Court of Appeals and then as a Special Assistant to the United States Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan's high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty. He is also a recipient of the Army Commendation Award. Mr. Redstone also serves as Executive Chairman of the Board of Directors and Founder of Viacom Inc.

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

        Mr. Briskman has been Executive Vice President and General Counsel of the Company since January 1, 2006. Previously, since September 2005, he served as Executive Vice President and General Counsel of the businesses that comprised the Company on January 1, 2006. Prior to that, Mr. Briskman served as Senior Vice President and General Counsel of Aetna Inc. since April 2004 and as Executive Vice President and General Counsel for CBS Television from 2000 to 2002. From 1993 to 2000, Mr. Briskman served as General Counsel of the former CBS Corporation and its predecessor, Westinghouse Electric Corporation. He joined Westinghouse Electric Corporation in 1975 and became its General Counsel in 1993 after serving as chief legal officer of its Group W division beginning in 1983.

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

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2012
1st quarter	$34.26	$27.82	$33.94	$27.18
2nd quarter	$35.56	$30.49	$35.00	$29.81
3rd quarter	$38.46	$30.55	$38.32	$29.85
4th quarter	$38.02	$32.39	$38.10	$31.84

2011
1st quarter	$26.25	$18.98	$26.17	$18.98
2nd quarter	$29.53	$23.53	$29.13	$23.35
3rd quarter	$30.03	$20.36	$29.68	$20.07
4th quarter	$28.05	$18.36	$27.72	$17.99

        On January 29, 2013, the Company announced a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock, payable on April 1, 2013. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2012 and 2011, resulting in total annual dividends of $287 million for 2012 and $237 million for 2011. During 2012, the Company increased its quarterly cash dividend from $.10 per share to $.12 per share, beginning with the dividend declared in the third quarter. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.

        On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. The Company subsequently announced that its Board of Directors approved increases to this share repurchase program of $1.5 billion on November 3, 2011 and $1.7 billion on July 26, 2012. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended December 31, 2012 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

October 1, 2012 – October 31, 2012	2.6	$34.19	2.6	$2,721
November 1, 2012 – November 30, 2012	2.4	$34.50	2.4	$2,637
December 1, 2012 – December 31, 2012	3.5	$36.71	3.5	$2,511

Total	8.5	$35.30	8.5	$2,511

        As of February 12, 2013, there were approximately 1,815 record holders of CBS Corp. Class A Common Stock and approximately 26,845 record holders of CBS Corp. Class B Common Stock.

        Information required by this item is also contained in the CBS Corp. Proxy Statement for the Company's 2013 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information," which information is incorporated herein by reference.

Performance Graph

        The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index ("S&P 500") and a Peer Group of companies identified below.

        The performance graph assumes $100 invested on December 31, 2007 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2012.

Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2012

December 31,	2007	2008	2009	2010	2011	2012

CBS Corp. Class A Common Stock	$100	$33	$59	$81	$119	$165
CBS Corp. Class B Common Stock	$100	$33	$58	$79	$114	$162
S&P 500	$100	$63	$80	$92	$94	$109
Peer Group (a)	$100	$57	$81	$91	$98	$135

(a)
The Peer Group consists of the following companies: The Walt Disney Company, News Corporation, Time Warner Inc., Cumulus Media Inc. and Clear Channel Outdoor Holdings, Inc.

Item 6.   Selected Financial Data.

CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31, (a)
	2012		2011		2010		2009 (b)		2008 (b)

Revenues		$14,089		$13,637		$13,466		$12,405	$13,112
Operating income (loss)		$2,983		$2,619		$1,929		$1,156	$(11,613)
Net earnings (loss) from continuing operations		$1,634		$1,391		$822		$343	$(11,179)
Net loss from discontinued operations, net of tax		$(60)		$(86)		$(98)		$(116)	$(494)
Net earnings (loss)		$1,574		$1,305		$724		$227	$(11,673)
Basic net earnings (loss) per common share:
Net earnings (loss) from continuing operations		$2.55		$2.09		$1.21		$.51	$(16.69)
Net loss from discontinued operations		$(.09)		$(.13)		$(.14)		$(.17)	$(.74)
Net earnings (loss)		$2.45		$1.97		$1.07		$.34	$(17.43)
Diluted net earnings (loss) per common share:
Net earnings (loss) from continuing operations		$2.48		$2.04		$1.18		$.50	$(16.69)
Net loss from discontinued operations		$(.09)		$(.13)		$(.14)		$(.17)	$(.74)
Net earnings (loss)		$2.39		$1.92		$1.04		$.33	$(17.43)
Dividends per common share	$	..44	$	..35	$	..20	$	..20	$1.06
At Year End:
Total assets:
Continuing operations		$25,988		$25,695		$25,614		$26,350	$26,415
Discontinued operations		478		525		550		618	672
Total assets		$26,466		$26,220		$26,164		$26,968	$27,087
Total debt:
Continuing operations		$5,922		$5,982		$6,000		$6,997	$6,996
Discontinued operations		13		21		21		21	34
Total debt		$5,935		$6,003		$6,021		$7,018	$7,030
Total Stockholders' Equity		$10,213		$9,908		$9,821		$9,019	$8,597

(a)
During 2012, CBS Corporation (the "Company" or "CBS Corp.") initiated a plan to divest its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia ("Outdoor Europe"). Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

(b)
In 2009, the Company recorded noncash impairment charges of $210 million ($131 million, net of tax), or $.19 per diluted share, to reduce the carrying value of FCC licenses in certain radio markets and to reduce the carrying value of the allocated goodwill in connection with the sale of certain radio stations. In 2008, the Company recorded noncash impairment charges of $14.18 billion ($12.73 billion, net of tax), or $19.00 per diluted share, including $551 million reflected in net loss from discontinued operations, principally to reduce the carrying value of goodwill and intangible assets.

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

Overview

        The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable program services, television content production and distribution, motion pictures, publishing, radio stations, television stations, interactive businesses, and outdoor advertising. The Company's principal strategy is to create and acquire content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company also continues to pursue opportunities to grow its revenue streams, including licensing its content for exhibition on digital and other platforms; expanding the distribution of its content internationally; securing compensation from multichannel video programming distributors ("MVPDs") and television stations affiliated with the CBS Television Network; and increasingly monetizing content viewership and ratings as industry measurements evolve to reflect changing viewership habits. The Company's continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues and serves to de-risk and diversify the Company's business model.

        For 2012, the Company's diluted earnings per share ("EPS") from continuing operations of $2.48 increased $.44, or 22%, from $2.04 for 2011. This growth was primarily driven by 3% higher revenues, increased profitability of television licensing revenues and lower weighted average shares outstanding resulting from the Company's share repurchases. The revenue growth reflects increases across all major revenue streams, including higher revenues from licensing the Company's programming for digital streaming and domestic and international syndication, higher cable network affiliate fees and retransmission revenues from MVPDs, and higher political advertising sales. Total advertising revenues for 2012, which represented 60% of the Company's total revenues, grew 1% reflecting a steady advertising marketplace. For 2012, operating income of $2.98 billion increased 14% from $2.62 billion for 2011 with an increase in the Company's operating income margin of two percentage points to 21%.

        The Company expects to benefit from continued growth in revenues received from MVPDs and television stations affiliated with the CBS Television Network, as well as incremental television license fees driven by first-cycle domestic syndication availabilities of television series in 2013 (see page I-3 for more information about television syndication cycles). Advertising revenues in 2013 will benefit from the Super Bowl broadcast on the CBS Television Network. However, the Company's overall financial performance will be impacted by many factors, including, the health of the economy and audience acceptance of the Company's programming.

        The Company generated $1.82 billion of operating cash flow in 2012 which was primarily used to return $1.41 billion to shareholders through repurchases of the Company's stock and payment of dividends, and to invest approximately $400 million back into the business through capital expenditures and acquisitions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Free cash flow for 2012 of $1.57 billion, decreased 1% from $1.59 billion for 2011, principally reflecting higher income tax payments and increased investment in television content. Included in free cash flow for 2012 were contributions to the Company's qualified pension plans of $200 million and payments of approximately $60 million associated with the early extinguishment of debt, primarily for make-whole premiums. Free cash flow for 2011 included contributions to the Company's qualified pension plans of $410 million. Free cash flow is a non-GAAP financial measure. See "Reconciliation of Non-GAAP Financial Information" on pages II-12 and II-13 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

        As part of the Company's strategic initiatives for its outdoor advertising business, the Company has begun the process of converting its outdoor business in the Americas into a real estate investment trust ("REIT"). In addition, during the fourth quarter of 2012 the Company initiated a plan to divest its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia ("Outdoor Europe"). Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. All of these actions are subject to customary approvals.

CBS Corp. operates in the following five segments:

ENTERTAINMENT: The Entertainment segment consists of the CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive. Entertainment revenues are generated primarily from advertising sales, the licensing and distribution of its content, and affiliate and subscription fees. The Entertainment segment contributed 55% to consolidated revenues in 2012, 2011 and 2010 and 46%, 47% and 37% to consolidated operating income in 2012, 2011 and 2010, respectively.

CABLE NETWORKS: The Cable Networks segment consists of Showtime Networks, CBS Sports Network and Smithsonian Networks. Cable Networks revenues are generated primarily from affiliate fees, and the licensing and distribution of its content. The Cable Networks segment contributed 13%, 12% and 11% to consolidated revenues in 2012, 2011 and 2010, respectively, and 26% to consolidated operating income in 2012 and 2011, and 28% to consolidated operating income in 2010.

PUBLISHING: The Publishing segment consists of Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Free Press. Publishing generates revenues from the distribution of consumer books in print, digital and audio formats. The Publishing segment contributed 6% to consolidated revenues and 3% to consolidated operating income in 2012, 2011 and 2010.

LOCAL BROADCASTING: The Local Broadcasting segment consists of CBS Television Stations and CBS Radio, with revenues generated primarily from advertising sales. The Local Broadcasting segment contributed 20% to consolidated revenues in 2012 and 2011, and 21% to consolidated revenues in 2010 and 28%, 29% and 38% to consolidated operating income in 2012, 2011 and 2010, respectively.

OUTDOOR AMERICAS: The Outdoor Americas segment, principally through CBS Outdoor, provides space for advertisers on various structures in North America and South America, including billboards, transit shelters and benches, buses, rail systems (both in-car and structures on station platforms and terminals), mall kiosks, stadium signage, and in retail stores. Outdoor Americas revenues are generated primarily from advertising displayed on such structures. The Outdoor Americas segment contributed 9% to consolidated revenues in 2012, 2011 and 2010, and 7%, 8% and 7% to consolidated operating income in 2012, 2011 and 2010, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations—2012 vs. 2011 and 2011 vs. 2010

Revenues

        The following tables present the Company's consolidated revenues by type for each of the years ended December 31, 2012, 2011 and 2010.

Revenues by Type Year Ended December 31,	2012	2011	Increase/(Decrease) 2012 vs. 2011		2010	Increase/(Decrease) 2011 vs. 2010

Advertising	$8,459	$8,399	$60	1%	$8,559	$(160)	(2)%
Content licensing and distribution	3,468	3,236	232	7	3,049	187	6
Affiliate and subscription fees	1,921	1,762	159	9	1,620	142	9
Other	241	240	1	—	238	2	1

Total Revenues	$14,089	$13,637	$452	3%	$13,466	$171	1%

	Year Ended December 31,
Percentage of Revenues by Type	2012	2011	2010

Advertising	60%	61%	63%
Content licensing and distribution	24	24	23
Affiliate and subscription fees	14	13	12
Other	2	2	2

Total	100%	100%	100%

        Advertising sales increased 1% to $8.46 billion in 2012 from $8.40 billion in 2011 reflecting increased political advertising spending associated with the U.S. presidential election, as well as a steady advertising marketplace. Network advertising revenues increased slightly reflecting higher pricing, partially offset by lower ratings during the second half of 2012. Advertising revenues in 2013 will benefit from the CBS Television Network's broadcast of the Super Bowl, which airs on the CBS Television Network once every three years, as well as upfront pricing increases for the remainder of the 2012/2013 television broadcast season. However, overall advertising revenues for the CBS Television Network will also be impacted by ratings for its programming and demand in the scatter advertising market (see page I-2 for a description of advertising sales in the upfront and scatter markets). Also in 2013, advertising revenue comparisons for Local Broadcasting will be negatively impacted by lower political advertising spending.

        In 2011, advertising sales decreased 2% to $8.40 billion from $8.56 billion in 2010 as comparability for 2011 was impacted by the 2010 broadcast of Super Bowl XLIV on the CBS Television Network and the new programming agreement between the Company and Turner Broadcasting System, Inc. for the telecast of the NCAA Division I Men's Basketball Championship ("NCAA Tournament"), which began in 2011. In aggregate, these two non-comparable items negatively impacted the advertising revenue comparison for 2011 by four percentage points. Underlying advertising revenues for 2011 benefited from pricing increases for sports programming, growth in network primetime and higher outdoor advertising sales, partially offset by significantly lower political spending as 2010 benefited from midterm elections.

        Content licensing and distribution revenues are principally comprised of fees from the licensing of internally produced programming to multiple media platforms and in various geographic locations; fees from the distribution of third party programming; and revenues from the publishing and distribution of consumer books. Content licensing and distribution revenues increased 7% to $3.47 billion in 2012 from $3.24 billion in 2011 reflecting higher revenues from the licensing of programming for digital streaming

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and increased domestic and international syndication sales. In 2011, content licensing and distribution revenues increased 6% to $3.24 billion from $3.05 billion in 2010 reflecting growth in both domestic and international television license fees, principally driven by the impact of new licensing agreements for digital streaming.

        Content licensing and distribution revenues are expected to grow in 2013, reflecting the benefit from first-cycle domestic syndication availabilities (see page I-3 for more information about television syndication cycles). Television license fee revenues are recognized at the beginning of the license period in which programs are made available for exhibition, and accordingly, substantial fluctuations in operating results may result from the timing of the availability of a television series for a multiple year licensing arrangement.

        Affiliate and subscription fees are principally comprised of revenues received from MVPDs for carriage of the Company's cable networks, as well as for authorizing the MVPDs carriage of the Company's owned television stations ("retransmission fees"); fees received from television stations affiliated with the CBS Television Network (known as "network affiliation fees" or "reverse compensation"); and subscriber fees for online content. Growth in each of these components resulted in increases in affiliate and subscription fees of 9% in both 2012 and 2011 to $1.92 billion and $1.76 billion, respectively. The Company expects continued growth in affiliate and subscription fee revenues in 2013, reflecting the benefit of current agreements, as well as the renewal of certain other agreements with MVPDs and television stations affiliated with the CBS Television Network.

        Other revenues, which include ancillary fees for Entertainment, Cable Networks, Local Broadcasting and Outdoor Americas operations, remained relatively flat for all periods presented.

International Revenues

        International revenues primarily consist of television licensing revenues, as well as outdoor advertising revenues generated in Canada, Mexico and South America. The Company generated approximately 12% of its total revenues from international regions in both 2012 and 2011, and 11% in 2010.

Year Ended December 31,	2012	% of International	2011	% of International	2010	% of International

United Kingdom	$245	14%	$202	13%	$188	13%
Other Europe	498	29	480	30	436	29
Canada	359	21	371	24	383	26
Asia	173	10	129	8	108	7
Other	456	26	400	25	367	25

Total International Revenues	$1,731	100%	$1,582	100%	$1,482	100%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

        The table below presents the Company's consolidated operating expenses by type for each of the years ended December 31, 2012, 2011 and 2010.

Operating Expenses by Type Year Ended December 31,	2012	2011	Increase/(Decrease) 2012 vs. 2011		2010	Increase/(Decrease) 2011 vs. 2010

Programming	$2,621	$2,563	$58	2%	$3,094	$(531)	(17)%
Production	2,149	2,096	53	3	2,104	(8)	—
Billboard, transit and other occupancy	645	637	8	1	640	(3)	—
Participation, distribution and royalty	1,004	1,065	(61)	(6)	1,066	(1)	—
Other	1,548	1,521	27	2	1,608	(87)	(5)

Total Operating Expenses	$7,967	$7,882	$85	1%	$8,512	$(630)	(7)%

        Programming expenses represented 33% of total operating expenses for each of the years 2012 and 2011, and 36% in 2010, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations. Programming expenses increased 2% to $2.62 billion in 2012 from $2.56 billion in 2011 primarily driven by higher television programming costs, principally for network primetime programming. The Company expects programming expenses to be higher in 2013, principally driven by the amortization of sports programming costs relating to the CBS Television Network's broadcast of the Super Bowl, which airs on the CBS Television Network once every three years. For 2011, programming expenses decreased 17% to $2.56 billion from $3.09 billion in 2010 primarily reflecting lower costs for sports programming, including the impact of the new programming agreement for the NCAA Tournament, which began in 2011, and the absence of the 2010 broadcast of Super Bowl XLIV on the CBS Television Network, as well as lower acquired television series costs.

        Production expenses represented 27% of total operating expenses for each of the years 2012 and 2011, and 25% in 2010, and reflect the amortization of direct costs of internally developed television and theatrical film content, as well as television and radio costs, including on-air talent and other production costs. Production expenses increased 3% to $2.15 billion in 2012 from $2.10 billion in 2011 primarily driven by higher amortization associated with increased revenues from television licensing arrangements. For 2011, production expenses remained relatively flat at $2.10 billion due to the title mix from licensing arrangements for television programming. The Company expects its production costs to increase in 2013 mainly reflecting cost amortization associated with revenues from first-cycle domestic syndication availabilities.

        Billboard, transit and other occupancy expenses represented 8% of total operating expenses for each of the years 2012, 2011 and 2010, and reflect lease and franchise costs associated with billboards, transit and other outdoor displays, rent expense on production facilities, and other occupancy costs. Billboard, transit and other occupancy expenses increased 1% to $645 million in 2012 from $637 million in 2011, principally due to the negative outcome of a dispute over a billboard tax that has been imposed on the outdoor advertising industry in Toronto, partially offset by lower occupancy expenses from the impact of cost-savings initiatives. For 2011, billboard, transit and other occupancy expenses decreased slightly to $637 million from $640 million in 2010.

        Participation, distribution and royalty costs, which represented 13% of total operating expenses in 2012, 14% in 2011 and 13% in 2010, primarily include participation and residual expenses for television programming, royalty costs for Publishing content and other distribution expenses incurred with respect to television and feature film content, such as print and advertising. Participation, distribution and royalty

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

costs decreased 6% to $1.00 billion in 2012 from $1.07 billion in 2011, principally due to lower participations associated with the mix of titles licensed for syndication. For 2011, participation, distribution and royalty costs remained relatively flat at $1.07 billion reflecting lower advertising and other distribution costs from the timing of theatrical film releases offset by higher participations from the licensing of titles for digital streaming and the mix of domestic syndication sales.

        Other operating expenses, which represented 19% of total operating expenses for each of the years 2012, 2011 and 2010, primarily include compensation, costs associated with book sales, including printing and warehousing, and costs associated with the production and hosting of websites. For 2012, other operating expenses increased 2% to $1.55 billion from $1.52 billion in 2011 reflecting higher employee-related costs mainly to support growth in digital businesses. For 2011, other operating expenses decreased 5% to $1.52 billion from $1.61 billion in 2010 primarily reflecting lower costs associated with the absence of sponsorship revenues resulting from the new programming agreement for the NCAA Tournament.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, represented 19% of revenues for each of the years 2012 and 2011, and 18% for 2010. For 2012, SG&A expenses increased $36 million, or 1%, to $2.63 billion from $2.60 billion in 2011 principally due to a charge related to a Publishing legal settlement, and higher advertising and promotion expenses.

        For 2011, SG&A expenses increased $132 million, or 5%, to $2.60 billion from $2.47 billion in 2010 principally due to a settlement of $90 million recorded in 2010 related to the favorable resolutions of certain disputes regarding previously disposed businesses, higher advertising and increased selling expenses primarily associated with higher revenues, partially offset by $37 million lower pension and postretirement benefit costs primarily due to the favorable performance of pension plan assets in 2010.

Restructuring Charges

        During the year ended December 31, 2012, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $19 million, reflecting $13 million of severance costs and $6 million of costs associated with exiting contractual obligations. During the years ended December 31, 2011 and 2010, the Company recorded restructuring charges of $43 million and $59 million, respectively. The charges reflected $53 million of severance costs and $49 million of costs associated with exiting contractual obligations. As of December 31, 2012, the cumulative amount paid for the 2012, 2011 and 2010 restructuring charges was $83 million, of which

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$55 million was for the severance costs and $28 million was related to costs associated with contractual obligations. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2011	2012 Charges	2012 Payments	Balance at December 31, 2012

Entertainment	$42	$7	$(24)	$25
Cable Networks	1	—	—	1
Publishing	2	3	(3)	2
Local Broadcasting	2	8	(1)	9
Outdoor Americas	1	—	(1)	—
Corporate	—	1	—	1

Total	$48	$19	$(29)	$38

	Balance at December 31, 2010	2011 Charges	2011 Payments	Balance at December 31, 2011

Entertainment	$11	$40	$(9)	$42
Cable Networks	2	—	(1)	1
Publishing	2	2	(2)	2
Local Broadcasting	9	—	(7)	2
Outdoor Americas	1	1	(1)	1

Total	$25	$43	$(20)	$48

Impairment Charges

        In 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Depreciation and Amortization

        Depreciation and amortization decreased $20 million, or 4%, to $475 million for 2012 from $495 million for 2011 and decreased $5 million, or 1%, to $495 million for 2011 from $500 million for 2010, in both cases reflecting lower amortization for leasehold agreements.

Interest Expense

        Interest expense decreased $33 million, or 8%, to $402 million for 2012 from $435 million for 2011, primarily driven by the Company's debt refinancing during 2012. For 2011, interest expense decreased $92 million, or 17%, to $435 million from $527 million for 2010, primarily resulting from the refinancing and reduction of debt during 2010. The Company had $5.92 billion of debt outstanding at December 31, 2012 and $5.98 billion at December 31, 2011, at weighted average interest rates of 6.0% and 6.9%, respectively.

Interest Income

        Interest income of $6 million for 2012 remained flat compared to 2011 and for 2011, interest income increased from $5 million in 2010.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Loss on Early Extinguishment of Debt

        For 2012, the net loss on early extinguishment of debt of $32 million reflected a pre-tax loss associated with the redemption of the Company's $338 million of 5.625% senior notes due 2012 and $400 million of 8.20% senior notes due 2014, partially offset by the pre-tax gain recognized upon the redemption of the Company's $700 million of 6.75% senior notes due 2056. (See Note 8 to the consolidated financial statements).

        For 2010, the loss on early extinguishment of debt of $81 million was associated with the repurchase and redemption of $2.07 billion of the Company's debt, of which $750 million was repurchased through tender offers.

Other Items, Net

        For all periods presented, "Other items, net" primarily consisted of foreign exchange gains and losses. For 2010, "Other items, net" also included gains of $21 million associated with dispositions.

Provision for Income Taxes

        The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For 2012, the provision for income taxes increased to $892 million from $751 million in 2011 and for 2011, the provision for income taxes increased from $478 million in 2010. These increases were primarily driven by the increase in earnings from continuing operations before income taxes. The Company's effective income tax rate was 35% in 2012, 34% in 2011 and 36% in 2010. For 2013, the Company's annual effective tax rate is expected to be comparable to the prior three years.

Equity in Loss of Investee Companies, Net of Tax

        Equity in loss of investee companies, net of tax, was $35 million for 2012, $37 million for 2011 and $35 million for 2010 reflecting the Company's share of the operating results of its equity investments.

Net Earnings from Continuing Operations

        The Company reported net earnings from continuing operations of $1.63 billion for 2012, $1.39 billion for 2011 and $822 million for 2010.

Net Loss from Discontinued Operations

        As part of the Company's strategic initiatives for its outdoor advertising business, during the fourth quarter of 2012 the Company initiated a plan to divest Outdoor Europe. Outdoor Europe is expected to be sold within one year. As a result, Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth details of the net loss from discontinued operations for the years ended December 31, 2012, 2011 and 2010.

Year Ended December 31,	2012	2011	2010

Revenues from discontinued operations	$588	$608	$594

Loss from discontinued operations before income taxes	$(78)	$(73)	$(113)
Income tax benefit (provision)	18	(13)	15

Net loss from discontinued operations, net of tax	$(60)	$(86)	$(98)

        In constant dollars, revenues from discontinued operations for 2012 increased 1% compared to 2011 and for 2011 revenues in constant dollars decreased 2% compared to 2010.

Net Earnings and Diluted EPS

        For 2012, net earnings were $1.57 billion, or $2.39 per diluted share, up from $1.31 billion, or $1.92 per diluted share in 2011 and for 2011, net earnings increased from $724 million, or $1.04 per diluted share in 2010. These increases were principally driven by growth in operating income and a decline in interest expense. The increase in diluted EPS also reflected lower weighted average shares outstanding as a result of the Company's share repurchase program.

Reconciliation of Non-GAAP Financial Information

        Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company's net cash flow provided by (used for) operating activities before operating cash flow from discontinued operations and less capital expenditures. The Company's calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company's operations. The Company's net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

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

        The following table presents a reconciliation of the Company's net cash flow provided by operating activities to free cash flow.

Year Ended December 31,	2012	2011	2010

Net cash flow provided by operating activities	$1,815	$1,749	$1,735
Capital expenditures	(254)	(245)	(254)
Exclude net cash flow used for operating activities from discontinued operations	(4)	(83)	(34)

Free cash flow	$1,565	$1,587	$1,515

Segment Results of Operations—For the Years Ended December 31, 2012, 2011 and 2010

        The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization, restructuring charges and impairment charges ("Segment OIBDA"), operating income (loss) and depreciation and amortization by segment, for each of the years ended December 31, 2012, 2011 and 2010. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings (loss) is presented in Note 15 (Reportable Segments) to the consolidated financial statements.

        Outdoor Europe, previously included in the Outdoor segment, has been presented as a discontinued operation. As a result, the Outdoor segment has been renamed Outdoor Americas. In addition, Residual

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Costs, which was previously presented as a separate line item in the Company's segment presentation, is now included within Corporate. Prior periods have been reclassified to conform to this presentation.

Year Ended December 31,	2012	2011	2010

Revenues:
Entertainment	$7,694	$7,457	$7,391
Cable Networks	1,772	1,621	1,475
Publishing	790	787	791
Local Broadcasting	2,774	2,689	2,782
Outdoor Americas	1,296	1,286	1,225
Eliminations	(237)	(203)	(198)

Total Revenues	$14,089	$13,637	$13,466

Year Ended December 31,	2012	2011	2010

Segment OIBDA:
Entertainment	$1,549	$1,431	$894
Cable Networks	811	707	569
Publishing	89	92	72
Local Broadcasting	957	849	865
Outdoor Americas	378	380	317
Corporate	(296)	(302)	(229)

Total Segment OIBDA	3,488	3,157	2,488
Restructuring charges	(19)	(43)	(59)
Impairment charges	(11)	—	—
Depreciation and amortization	(475)	(495)	(500)

Total Operating Income	$2,983	$2,619	$1,929

Operating Income (Loss):
Entertainment	$1,381	$1,231	$708
Cable Networks	785	684	543
Publishing	80	83	61
Local Broadcasting	848	750	740
Outdoor Americas	209	197	127
Corporate	(320)	(326)	(250)

Total Operating Income	$2,983	$2,619	$1,929

Depreciation and Amortization:
Entertainment	$161	$160	$163
Cable Networks	26	23	23
Publishing	6	7	7
Local Broadcasting	90	99	100
Outdoor Americas	169	182	186
Corporate	23	24	21

Total Depreciation and Amortization	$475	$495	$500

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive)

        (Contributed 55% to consolidated revenues in 2012, 2011 and 2010, and 46%, 47% and 37% to consolidated operating income in 2012, 2011 and 2010, respectively.)

Year Ended December 31,	2012	2011	2010

Revenues	$7,694	$7,457	$7,391

Segment OIBDA	$1,549	$1,431	$894
Restructuring charges	(7)	(40)	(23)
Depreciation and amortization	(161)	(160)	(163)

Operating income	$1,381	$1,231	$708

Segment OIBDA as a % of revenues	20%	19%	12%
Operating income as a % of revenues	18%	17%	10%
Capital expenditures	$92	$94	$90

2012 vs. 2011

        For 2012, Entertainment revenues increased 3% to $7.69 billion from $7.46 billion in 2011. This growth was led by a 13% increase in revenues from the licensing of television programming, driven by higher licensing revenues from digital streaming as well as domestic and international syndication. Revenue growth also reflects higher network affiliation fees. Advertising revenues increased slightly, reflecting higher pricing partially offset by lower primetime ratings during the second half of 2012. Revenue comparisons in 2013 will benefit from the broadcast of Super Bowl XLVII on the CBS Television Network, first-cycle domestic syndication availabilities, and incremental network affiliation fees associated with current agreements and expected renewals in 2013.

        For 2012, Entertainment OIBDA increased $118 million, or 8%, to $1.55 billion from $1.43 billion for 2011, principally driven by the aforementioned revenue growth and higher profit margins on television licensing revenues. Restructuring charges of $7 million in 2012 principally reflect severance costs. For 2011, restructuring charges of $40 million principally reflect costs associated with exiting operating facilities and severance costs.

        Fees for television programming licensed for syndication and digital streaming are recorded as revenues at the beginning of the license period in which the programs are made available for exhibition, which, among other reasons, may cause substantial fluctuations in operating results. Unrecognized revenues attributable to such license agreements were $1.31 billion and $1.25 billion at December 31, 2012 and 2011, respectively.

2011 vs. 2010

        For 2011, Entertainment revenues increased 1% to $7.46 billion from $7.39 billion in 2010. This growth was led by 10% higher revenues from domestic and international television license fees, driven by licensing agreements for digital streaming. Revenue growth also reflected higher network affiliation fees and underlying advertising revenue increases from higher pricing for the broadcast of sporting events and higher primetime advertising for the CBS Television Network. These increases were partially offset by the absence of the 2010 telecast of Super Bowl XLIV on the CBS Television Network as well as the impact of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the new programming agreement for the NCAA Tournament, which resulted in lower revenues, but higher profits for 2011 compared to 2010.

        For 2011, Entertainment OIBDA increased $537 million, or 60%, to $1.43 billion from $894 million for 2010 with an improved OIBDA margin of seven percentage points to 19%. The OIBDA increase and margin improvement reflect the aforementioned revenue growth, significantly lower sports programming costs resulting from the new programming agreement for the NCAA Tournament and the absence of the 2010 Super Bowl broadcast on the CBS Television Network, as well as cost decreases associated with the timing of production and distribution expenses. Restructuring charges of $23 million for 2010 principally reflected severance costs.

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

        (Contributed 13%, 12% and 11% to consolidated revenues in 2012, 2011 and 2010, respectively, and 26% to consolidated operating income in 2012 and 2011, and 28% to consolidated operating income in 2010.)

Year Ended December 31,	2012	2011	2010

Revenues	$1,772	$1,621	$1,475

Segment OIBDA	$811	$707	$569
Restructuring charges	—	—	(3)
Depreciation and amortization	(26)	(23)	(23)

Operating income	$785	$684	$543

Segment OIBDA as a % of revenues	46%	44%	39%
Operating income as a % of revenues	44%	42%	37%
Capital expenditures	$18	$15	$19

2012 vs. 2011

        For 2012, Cable Networks revenues increased 9% to $1.77 billion from $1.62 billion in 2011 primarily driven by higher affiliate fees, which reflect increases in rates and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks, as well as higher licensing revenues from the digital streaming and international syndication of Showtime original series. As of December 31, 2012 subscriptions totaled 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 46 million for CBS Sports Network and 17 million for Smithsonian Networks.

        For 2012, Cable Networks OIBDA increased $104 million, or 15%, to $811 million from $707 million for 2011, primarily due to the aforementioned revenue growth and 12% lower costs for theatrical programming, partially offset by 14% higher programming and production costs associated with Showtime original series and sports programming.

2011 vs. 2010

        For 2011, Cable Networks revenues increased 10% to $1.62 billion from $1.48 billion in 2010 primarily driven by 7% higher affiliate fees reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks, as well as higher licensing revenues from international syndication, digital streaming and home entertainment sales of Showtime original series. As

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

of December 31, 2011 subscriptions totaled 73 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 44 million for CBS Sports Network, and 12 million for Smithsonian Networks.

        For 2011, Cable Networks OIBDA increased $138 million, or 24%, to $707 million from $569 million for 2010, primarily due to the aforementioned revenue growth and lower costs for theatrical programming, partially offset by higher programming and advertising costs for Showtime original series. Restructuring charges of $3 million for 2010 principally reflect costs associated with exiting an operating facility.

Publishing (Simon & Schuster)

        (Contributed 6% to consolidated revenues and 3% to consolidated operating income in 2012, 2011 and 2010.)

Year Ended December 31,	2012	2011	2010

Revenues	$790	$787	$791

Segment OIBDA	$89	$92	$72
Restructuring charges	(3)	(2)	(4)
Depreciation and amortization	(6)	(7)	(7)

Operating income	$80	$83	$61

Segment OIBDA as a % of revenues	11%	12%	9%
Operating income as a % of revenues	10%	11%	8%
Capital expenditures	$5	$7	$6

2012 vs. 2011

        For 2012, Publishing revenues of $790 million remained relatively flat compared to $787 million in 2011, reflecting growth in digital book sales and lower print book sales. Revenues from digital sales increased 35% from the same prior-year period and represented 23% of total Publishing revenues in 2012 compared to 17% in 2011. Best-selling titles in 2012 included Kill Shot by Vince Flynn and The Wind Through the Keyhole by Stephen King.

        For 2012, Publishing OIBDA decreased $3 million, or 3%, to $89 million from $92 million for 2011. The decrease was driven by a charge related to a settlement agreement to resolve the e-books antitrust action covering a number of states, the District of Columbia and United States territories. Underlying Publishing results reflect margin growth associated with an increase in the mix of revenues from digital book sales, which have lower production and distribution costs than print books. As the Publishing business continues to transition to an increasing mix of digital book sales compared to print book sales, profit margins are expected to continue to grow. Restructuring charges of $3 million in 2012 primarily reflected costs associated with combining several of Publishing's imprints. Restructuring charges of $2 million in 2011 reflected severance costs.

2011 vs. 2010

        For 2011, Publishing revenues decreased 1% to $787 million from $791 million in 2010 as strong growth in digital book sales was offset by lower print book sales. Revenues from digital book sales of $133 million for 2011 more than doubled 2010 digital book sales and represented 17% of total Publishing revenues in 2011. Best-selling titles in 2011 included Steve Jobs by Walter Isaacson and 11/22/63 by Stephen King.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        For 2011, Publishing OIBDA increased $20 million, or 28%, to $92 million from $72 million for 2010 driven by lower direct operating costs, including expense decreases resulting from the significant increase in more profitable digital book sales as a percentage of total revenues, lower bad debt expenses and the impact of cost-containment measures. Restructuring charges of $4 million in 2010 reflected severance costs.

Local Broadcasting (CBS Television Stations and CBS Radio)

        (Contributed 20% to consolidated revenues in 2012 and 2011, and 21% to consolidated revenues in 2010 and 28%, 29% and 38% to consolidated operating income in 2012, 2011 and 2010, respectively.)

Year Ended December 31,	2012	2011	2010

Revenues	$2,774	$2,689	$2,782

Segment OIBDA	$957	$849	$865
Restructuring charges	(8)	—	(25)
Impairment charges	(11)	—	—
Depreciation and amortization	(90)	(99)	(100)

Operating income	$848	$750	$740

Segment OIBDA as a % of revenues	34%	32%	31%
Operating income as a % of revenues	31%	28%	27%
Capital expenditures	$64	$69	$74

2012 vs. 2011

        For 2012, Local Broadcasting revenues increased 3% to $2.77 billion from $2.69 billion for 2011 principally reflecting higher political advertising and retransmission fees partially offset by softness in local economies. CBS Television Stations revenues increased 8% from the prior year, while CBS Radio revenues decreased 2%.

        Local Broadcasting OIBDA increased 13% to $957 million from $849 million for 2011, primarily driven by the revenue growth, lower programming costs for syndicated programming, and lower music royalty costs. During 2012, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill in connection with the disposition of the Company's radio stations in West Palm Beach. Restructuring charges of $8 million for 2012 reflect severance costs and costs associated with exiting contractual obligations.

2011 vs. 2010

        For 2011, Local Broadcasting revenues decreased 3% to $2.69 billion from $2.78 billion for 2010 principally driven by lower political advertising sales. CBS Television Stations revenues decreased 7% due to the difficult comparison to 2010, which included significant political advertising for midterm elections and revenues from the 2010 Super Bowl broadcast. Comparability was also impacted by lost revenues resulting from the National Basketball Association lockout during 2011. CBS Television Stations results reflected growth in many key advertising categories, including domestic automotive and financial services, as well as higher retransmission fees. CBS Radio revenues increased slightly from the prior year, despite lower political advertising spending, reflecting growth in domestic auto, financial services and retail advertising.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        For 2011, Local Broadcasting OIBDA decreased 2% to $849 million from $865 million for 2010 primarily due to the revenue decline, partially offset by lower programming and production costs for syndicated and sports programming. Restructuring charges of $25 million for 2010 reflect severance costs and costs associated with exiting contractual obligations.

Acquisitions and Dispositions

        During 2012, the Company acquired a radio station in the New York market and a radio station in the Washington, D.C. area, as well as a television station in Long Island, New York. Also during 2012, the Company sold five radio stations in West Palm Beach. Together, these acquisitions and dispositions did not have a material impact on the comparability of operating results.

Outdoor Americas (CBS Outdoor)

        (Contributed 9% to consolidated revenues in 2012, 2011 and 2010, and 7%, 8% and 7% to consolidated operating income in 2012, 2011 and 2010, respectively.)

Year Ended December 31,	2012	2011	2010

Revenues	$1,296	$1,286	$1,225

Segment OIBDA	$378	$380	$317
Restructuring charges	—	(1)	(4)
Depreciation and amortization	(169)	(182)	(186)

Operating income	$209	$197	$127

Segment OIBDA as a % of revenues	29%	30%	26%
Operating income as a % of revenues	16%	15%	10%
Capital expenditures	$54	$46	$48

2012 vs. 2011

        For 2012, Outdoor Americas revenues increased 1% on both a reported and constant dollar basis to $1.30 billion from $1.29 billion in 2011, principally driven by 5% growth in the U.S. reflecting increases in both the billboards and displays businesses. The nonrenewal of the Toronto transit contract negatively affected the revenue comparison by two percentage points. Approximately 14% and 18% of Outdoor Americas revenues were generated from regions outside the U.S. for 2012 and 2011, respectively.

        For 2012, Outdoor Americas OIBDA decreased 1% to $378 million from $380 million in 2011, as the revenue growth was offset by the negative outcome of a dispute over a billboard tax that has been imposed on the outdoor advertising industry in Toronto, including a one-time retroactive payment. Outdoor Americas depreciation and amortization decreased in all periods presented principally reflecting lower amortization for leasehold agreements.

        The Company has begun the process of converting Outdoor Americas into a REIT. In addition, during the fourth quarter of 2012, the Company initiated a plan to divest Outdoor Europe. Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

2011 vs. 2010

        For 2011, Outdoor Americas revenues increased 5% to $1.29 billion from $1.23 billion in 2010 principally driven by 5% growth in the U.S. reflecting increases in both the billboards and displays

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

businesses. The revenue increase was also due to the favorable impact of foreign exchange rate changes of approximately $7 million. In constant dollars, Outdoor Americas revenues increased 4%. Approximately 18% of Outdoor Americas revenues were generated from regions outside the U.S. for both 2011 and 2010.

        For 2011, Outdoor Americas OIBDA increased 20% to $380 million from $317 million in 2010 and the OIBDA margin increased to 30% for 2011 from 26% for 2010. These increases were primarily driven by the revenue growth and the mix of more profitable contracts. Restructuring charges of $4 million for 2010 principally reflect severance costs.

Corporate

        Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For 2012, corporate expenses decreased 2% to $320 million from $326 million for 2011 driven by lower pension and postretirement benefit costs, primarily due to the benefit from pre-funding pension plans in 2011 and lower pension-related interest cost associated with retirees. This decrease was partially offset by expense increases associated with the Company's higher stock price.

        For 2011, corporate expenses increased to $326 million from $250 million for 2010 primarily reflecting the absence of the 2010 favorable settlement of $90 million related to the resolution of certain disputes regarding previously disposed businesses and higher incentive compensation, partially offset by lower pension and postretirement benefit costs. The decrease in pension and postretirement benefit costs was primarily due to the favorable performance of pension plan assets in 2010, as well as the benefit from pre-funding pension plans in 2010.

Financial Position

        Current assets increased by $171 million to $5.72 billion at December 31, 2012 from $5.55 billion at December 31, 2011, primarily due to increases in entertainment and sports programming rights. The allowance for doubtful accounts as a percentage of receivables decreased to 2.5% at December 31, 2012 compared with 3.1% at December 31, 2011, primarily due to recoveries and write-offs of previously reserved receivables.

        Net property and equipment of $2.27 billion at December 31, 2012 decreased by $101 million from $2.37 billion at December 31, 2011, primarily reflecting depreciation expense of $369 million, partially offset by capital expenditures of $254 million.

        Other assets increased by $142 million to $1.55 billion at December 31, 2012 from $1.41 billion at December 31, 2011, primarily reflecting higher long-term receivables associated with revenues from licensing agreements for digital streaming.

        Pension and postretirement benefit obligations increased by $30 million to $1.86 billion at December 31, 2012 from $1.83 billion at December 31, 2011, primarily reflecting actuarial losses resulting from the decrease in the discount rate, offset by contributions made to the Company's qualified pension plans and better than expected asset performance.

        Other liabilities decreased $209 million to $2.16 billion at December 31, 2012 from $2.37 billion at December 31, 2011, primarily driven by lower programming liabilities and residual liabilities of previously disposed businesses.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows

        Cash and cash equivalents increased by $48 million and $180 million for the years ended December 31, 2012 and 2011, respectively, and decreased by $237 million for the year ended December 31, 2010. The changes in cash and cash equivalents were as follows:

Year Ended December 31,	2012	2011	2010

Cash provided by (used for) operating activities from:
Continuing operations	$1,819	$1,832	$1,769
Discontinued operations	(4)	(83)	(34)

Cash provided by operating activities	1,815	1,749	1,735

Cash used for investing activities from:
Continuing operations	(429)	(369)	(328)
Discontinued operations	(22)	(20)	(40)

Cash used for investing activities	(451)	(389)	(368)

Cash used for financing activities from:
Continuing operations	(1,316)	(1,180)	(1,604)
Discontinued operations	—	—	—

Cash used for financing activities	(1,316)	(1,180)	(1,604)

Net increase (decrease) in cash and cash equivalents	$48	$180	$(237)

        Operating Activities.    In 2012, cash provided by operating activities from continuing operations decreased $13 million to $1.82 billion from $1.83 billion in 2011 as the increase in operating income was more than offset by higher income tax payments and a higher use of cash from working capital. The increased use of working capital primarily reflects a higher level of investment in television content in 2012, and higher receivables from the timing difference between revenue recognition and collections for long term television licensing arrangements, primarily for digital streaming. Revenues from the licensing of television programming are recognized when the television series is made available to the licensee, at the beginning of the applicable license period, while the related cash is collected over the term of the license period. The Company made pension contributions to its qualified plans of $200 million in 2012 compared with $410 million in 2011. Cash flow from operating activities from continuing operations for 2012 also included payments of approximately $60 million associated with the early extinguishment of debt, primarily for make-whole premiums.

        In 2011, cash provided by operating activities from continuing operations increased $63 million to $1.83 billion from $1.77 billion in 2010 principally driven by growth in operating income and lower interest payments, partially offset by lower contributions from changes in working capital, which reflected a use of cash during 2011 versus a source of cash during 2010. The working capital change reflected higher contributions to the Company's qualified pension plans in 2011 of $410 million compared to $167 million in 2010; the benefit to 2010 cash flow from the telecast of the Super Bowl in that year; and the timing difference between revenue recognition and collections for the Company's multi-year digital streaming agreements which were first signed in 2011.

        Cash paid for income taxes from continuing operations was $425 million for 2012, $233 million for 2011 and $245 million for 2010. The increase in cash taxes for 2012 was driven by the increase in pre-tax income and lower tax benefits from lower contributions to the Company's qualified pension plans. The decrease in cash taxes for 2011 was driven by tax benefits from contributions to the Company's qualified

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

pension plans and higher market values for stock-based compensation instruments exercised and vested, partially offset by higher tax payments associated with an increase in taxable income.

        Investing Activities.    In 2012, cash used for investing activities from continuing operations of $429 million principally includes capital expenditures of $254 million; acquisitions of $146 million, primarily for television and radio stations; and investments of $91 million, primarily in domestic and international television joint ventures. These uses of cash were partially offset by $49 million received for dispositions, principally from the sale of radio stations. In 2011, cash used for investing activities from continuing operations of $369 million principally reflected capital expenditures of $245 million; investments of $79 million, principally in domestic and international television ventures; and acquisitions of $75 million, primarily for internet businesses. In 2010, cash used for investing activities from continuing operations of $328 million principally reflected capital expenditures of $254 million and investments of $80 million, principally in domestic and international television ventures.

        Capital expenditures from continuing operations were $254 million in 2012, $245 million in 2011 and $254 million in 2010. For 2013, capital expenditures are anticipated to be at similar levels as the prior three years.

        Financing Activities.    In 2012, cash used for financing activities of $1.32 billion principally reflected the repayment of notes and debentures of $1.58 billion, the repurchase of CBS Corp. Class B Common Stock for $1.14 billion, dividend payments of $276 million and the payment of employee payroll taxes in lieu of issuing shares for restricted stock unit vests of $105 million, partially offset by proceeds from the issuance of notes of $1.57 billion and proceeds from the exercise of stock options of $168 million. For 2011, cash used for financing activities of $1.18 billion principally reflected the repurchase of CBS Corp. Class B Common Stock for $1.01 billion and dividend payments of $206 million, partially offset by proceeds from the exercise of stock options of $72 million. In 2010, cash used for financing activities of $1.60 billion principally reflected the repayment of notes and debentures of $2.13 billion, a $400 million reduction to amounts outstanding under the account receivable securitization program and dividend payments of $142 million, partially offset by proceeds from the issuance of notes of $1.09 billion.

Dividends

        On January 29, 2013, the Company announced a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock, payable on April 1, 2013. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2012, 2011 and 2010, resulting in total annual dividends of $287 million, $237 million and $139 million, respectively. During 2012, the Company increased its quarterly cash dividend from $.10 per share to $.12 per share, beginning with the dividend declared in the third quarter.

Share Repurchase Program

        During 2012, the Company repurchased 35.5 million shares of CBS Corp. Class B Common Stock for $1.17 billion, at an average cost of $32.99 per share. Since the inception of the share repurchase program in January 2011 through December 31, 2012, the Company has repurchased 77.7 million shares of its Class B Common Stock for $2.19 billion, at an average cost of $28.18 per share, leaving $2.51 billion of authorization remaining at December 31, 2012.

        On February 14, 2013, the Company announced its intention to accelerate its current share repurchase program by repurchasing an additional $1 billion of CBS Corp. Class B Common Stock through an accelerated share repurchase ("ASR") transaction. The Company expects to initiate the ASR during the first quarter of 2013.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure

At December 31,	2012	2011

Senior debt (1.95% – 8.875% due 2012 – 2056)	$5,863	$5,925
Obligations under capital leases	72	78

Total debt (a)	5,935	6,003
Less discontinued operations debt (b)	13	21

Total debt from continuing operations	5,922	5,982
Less current portion	18	24

Total long-term debt from continuing operations, net of current portion	$5,904	$5,958

(a)
At December 31, 2012 and December 31, 2011, the senior debt balances included (i) a net unamortized (discount) premium of $(16) million and $4 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $23 million and $75 million, respectively. The face value of the Company's total debt was $5.93 billion at December 31, 2012 and $5.92 billion at December 31, 2011.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        Total debt of $5.94 billion at December 31, 2012 and $6.00 billion at December 31, 2011 was 37% and 38%, respectively, of the total capitalization of the Company.

        The senior debt of CBS Corp., is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., has no guarantor.

        For the year ended December 31, 2012, debt issuances and redemptions were as follows:

Debt Issuances

  June 2012, $400 million 1.95% senior notes due 2017
  June 2012, $500 million 4.85% senior notes due 2042
  February 2012, $700 million 3.375% senior notes due 2022

Debt Redemptions

  $152 million 8.625% debentures due 2012
  $338 million 5.625% senior notes due 2012
  $400 million 8.20% senior notes due 2014
  $700 million 6.75% senior notes due 2056

        These redemptions resulted in a pre-tax net loss on early extinguishment of debt of $32 million for the year ended December 31, 2012.

        During the year ended December 31, 2010, the Company issued $1.10 billion of senior notes and repurchased and redeemed $2.07 billion of senior notes and debentures, of which $750 million was repurchased through tender offers, resulting in a pre-tax loss on early extinguishment of debt of $81 million.

        At December 31, 2012, the Company's scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

	2013	2014	2015	2016	2017	2018 and Thereafter

Long-term debt	$—	$99	$—	$200	$400	$5,157

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Credit Facility

        At December 31, 2012, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the U.S. or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At December 31, 2012, the Company's Consolidated Leverage Ratio was approximately 1.6x and Consolidated Coverage Ratio was approximately 9.5x.

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

        The Credit Facility is used for general corporate purposes. At December 31, 2012, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Liquidity and Capital Resources

        The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.99 billion of remaining availability at December 31, 2012, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        On February 14, 2013, the Company announced its intention to accelerate its current share repurchase program by repurchasing an additional $1 billion of CBS Corp. Class B Common Stock through an ASR transaction. The Company expects to initiate the ASR during the first quarter of 2013 and finance it primarily with short-term borrowings, cash on hand and cash generated from operations. The Company expects to repay the short-term borrowings during 2013 using cash generated from operations and proceeds from potential dispositions.

Contractual Obligations

        As of December 31, 2012 the Company's significant contractual obligations and payments due by period were as follows:

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	2018 and thereafter

Programming and talent commitments (a)	$15,211	$2,489	$3,264	$2,758	$6,700
Guaranteed minimum franchise payments (b)	462	160	223	33	46
Purchase obligations (c)	582	221	216	62	83
Operating leases (d)	1,968	273	449	355	891
Other long-term contractual obligations (e)	1,006	—	853	121	32
Long-term debt obligations (f)	5,856	—	99	600	5,157
Interest commitments on long-term debt (g)	4,689	350	686	648	3,005
Capital lease obligations (including interest) (h)	88	17	24	20	27

Total (i)	$29,862	$3,510	$5,814	$4,597	$15,941

(a)
Programming and talent commitments of the Company primarily include $11.98 billion for sports programming rights, $2.44 billion relating to television, radio, and film production and licensing and $789 million for talent contracts.

(b)
Outdoor Americas has franchise rights entitling it to display advertising on media including transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, stadium signage and in retail stores. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(d)
Consists of long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. Total future minimum payments of $1.97 billion include $707 million for Outdoor Americas billboards.

(e)
Long-term contractual obligations recorded on the Company's Consolidated Balance Sheet including program liabilities, participations due to producers and residuals.

(f)
Long-term debt obligations are presented at face value, including discontinued operations debt and excluding capital leases.

(g)
Future interest based on scheduled debt maturities, excluding capital leases.

(h)
Includes capital leases for satellite transponders.

(i)
Does not include contractual obligations of Outdoor Europe, which is presented as a discontinued operation in the consolidated financial statements. These obligations are mainly comprised of guaranteed minimum franchise payments of $565 million and long-term operating lease commitments of $166 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The table above also excludes $173 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and timing of cash payments relating to this obligation.

        In 2013, the Company expects to make discretionary contributions of $150 million to pre-fund its qualified pension plans and contributions of approximately $51 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2013, the Company expects to contribute approximately $67 million to its other postretirement benefit plans, to satisfy the Company's portion of benefit payments due under these plans.

Off-Balance Sheet Arrangements

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2012, the outstanding letters of credit and surety bonds approximated $426 million and were not recorded on the Consolidated Balance Sheet.

        Prior to the separation of former Viacom Inc. into CBS Corp. and Viacom Inc. on December 31, 2005, former Viacom had entered into guarantees with respect to obligations related to Famous Players theater leases. In connection with the separation, Viacom Inc. has agreed to indemnify the Company with respect to these guarantees. In addition, the Company and Viacom Inc. have agreed to indemnify each other with respect to certain other matters pursuant to the separation agreement between the parties.

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

        The Company considers the following accounting policies to be the most critical as they are important to the Company's financial condition and results of operations, and require significant judgment and estimates on the part of management in its application. For a summary of the Company's significant accounting policies see the accompanying notes to the consolidated financial statements.

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

        The costs incurred in acquiring television series and feature film programming are capitalized when the program is accepted and available for airing and the costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received. These costs are expensed over the period in which an economic benefit is expected to be derived. Management's judgment is required in determining the timing of the expensing of these costs, which is dependent on the economic benefit expected to be generated from the program.

        Ultimate Revenues estimates for internally produced television programming and theatrical films, and the estimated economic benefit for acquired programming, which includes television series, feature films and sports, are updated regularly based on information available as the television program and theatrical film progresses through its life cycle or contractual term. Overestimating Ultimate Revenues for internally produced programming or a failure to adjust for a downward revision in the estimated economic benefit to be generated from acquired programming could result in the understatement of the amortization of capitalized production or programming costs, future net realizable value adjustments and/or estimated accruals for participation expense.

Impairment of Goodwill and Intangible Assets

        The Company tests goodwill and intangible assets with indefinite lives, primarily comprised of FCC licenses, for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test.

        Goodwill—Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. For 2012, in accordance with amended FASB guidance for goodwill impairment testing, the Company performed a qualitative assessment for seven reporting units which management estimates each have fair values that exceed their respective carrying values by 20% or more. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units' carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry. The Company also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units. Based on this qualitative assessment, considering the aggregation of these factors, the Company concluded that for these seven reporting units, it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore performing the two-step impairment test was unnecessary.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company performed the first step of the goodwill impairment test for the remaining two reporting units. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows ("Discounted Cash Flow Method") and both the traded and transaction values of comparable businesses ("Market Comparable Method"). For 2012, the Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company's internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the average of the weighted average cost of capital of comparable entities. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market or a decrease in audience acceptance of programming, could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any noncash impairment charge. Such a charge could have a material effect on the Company's Consolidated Statement of Operations and Balance Sheet.

        Based on the 2012 annual impairment test, the Company concluded that the fair value of each of the two reporting units for which the Company performed the first step of the goodwill impairment test exceeded their respective carrying values. The percentage that fair value exceeded carrying value and the significant assumptions used to calculate the fair value for these reporting units were as follows:

		Significant Assumptions
Reporting Unit	Reporting Unit Fair Value in Excess of Carrying Value	Perpetual Nominal Growth Rate	Discount Rate

CBS Interactive	9%	3.0%	9.5%
CBS Radio	6%	1.5%	8.0%

        At December 31, 2012 the carrying value of goodwill for the CBS Interactive and CBS Radio reporting units was $993 million and $1.86 billion, respectively. An increase to the discount rates of 60 basis points and 40 basis points for Interactive and Radio, respectively, or a decrease to the perpetual nominal growth rates of 110 basis points and 50 basis points for Interactive and Radio, respectively, assuming no changes to other factors, would cause the fair values of these reporting units to fall below their respective carrying values.

        FCC Licenses—FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company's radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use.

        For its annual impairment test performed in the fourth quarter of 2012, the Company early adopted amended FASB guidance which permits the Company to choose to first assess qualitative factors to

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment the Company determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary. For 2012, the Company performed this qualitative assessment for ten radio markets and eleven television markets which management estimates each have an aggregate fair value of FCC licenses that exceed their respective carrying values by 20% or more. For each market, the Company weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for advertising revenue and operating costs, as well as market share and capital expenditures. The Company also considered the macroeconomic impact on discount rates and growth rates. Based on this qualitative assessment, considering the aggregation of these factors, the Company concluded that it is not more likely than not that the aggregate fair values of the FCC licenses in each of these radio and television markets are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

        For each of the remaining radio and television markets the Company performed a quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values. The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method ("Greenfield Method"), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station's operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. In order to estimate the revenues of a start-up station, the total market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry.

        The discount rates and perpetual nominal growth rates used for each television and radio station for 2012 were as follows:

	Discount Rate	Perpetual Nominal Growth Rate

Television stations	7.5%	2.0%
Radio stations	8.0%	1.5%

        The assumptions used in determining fair values of the FCC licenses require management to make significant judgments. Certain events and circumstances, including deterioration of market conditions, higher cost of capital or a decline in the local radio or television advertising markets, could result in changes to these assumptions and judgments. The estimated fair values of the FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which the Company owns and operates television and radio stations. Deterioration in the economic conditions or a change in population size of any individual geographic market could adversely impact

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

advertisers' ability or willingness to purchase advertising on the radio and television stations in that market. Advertising expenditures by companies in certain industries, including automotive, entertainment and retail, have historically represented a significant portion of the local radio and television advertising revenues in all geographic markets. As a result, an other-than-temporary decrease in spending by advertisers in these categories or adverse economic conditions, particularly in larger markets such as New York, Los Angeles, Chicago and San Francisco, where the Company holds FCC licenses with substantial carrying values, could have a significant impact on the fair value of the FCC licenses.

        Based on the 2012 annual impairment test, the Company concluded that the estimated fair value of the FCC licenses in each radio and television market for which the Company performed the quantitative assessment exceeded their respective carrying values and therefore no impairment charge was necessary. Four radio markets, which had an aggregate carrying value of FCC licenses of $316 million, were each within 5% of their respective estimated fair value, and four radio markets, which had an aggregate carrying value of FCC licenses of $838 million, were each within 10% of their respective estimated fair value. In each of the remaining radio markets and in all of the television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values at December 31, 2012 by more than 10%. A downward revision to the present value of future cash flows could result in impairment and a non-cash charge would be required. Such a charge could have a material effect on the Company's Consolidated Statement of Operations and Consolidated Balance Sheet.

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

Pensions

        Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the weighted average yield on portfolios of high quality bonds, constructed to provide cash flows necessary to meet each of the Company's pension plans' expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2012, the unrecognized actuarial losses increased from the prior year end due primarily to a decrease in the discount rate as well as changes in other actuarial assumptions. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. A 25 basis point change in the discount rate will result in an estimated change to the projected benefit obligation of approximately $110 million and will not have a material impact on the 2013 pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $10 million in 2013 pension expense.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Income Taxes

        The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. When recording the worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. During 2012 and 2011, the Company recognized tax benefits of $3 million and $6 million, respectively, related to the net impact of the settlement of certain prior year tax audits. For positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $173 million at December 31, 2012 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

Legal Matters

        E-books Matters.    A number of lawsuits described below have been pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

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

        On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. The Company believes that this settlement with the States and the Stipulation with the DOJ will not have a material adverse effect on its results of operations, financial position or cash flows.

        On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. The Company believes that the States' settlement will likely resolve the class claims of those private litigant plaintiffs in the MDL litigation who reside in the areas covered by the States' settlement and who do not opt out of such settlement.

        Commencing on February 24, 2012, similar antitrust suits have been filed under Canadian law against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to vigorously defend itself in the MDL and Canadian matters.

        In addition, the European Commission (the "EC") and Canadian Competition Bureau are conducting separate competition investigations of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with these investigations. On September 19, 2012, the EC began accepting public comment on the terms of a proposed settlement. On December 12, 2012, following the close of that comment period, the EC accepted the proposed settlement. The settlement between the EC and certain Publishing parties, including Simon & Schuster, requires the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2012, the Company had pending approximately 45,900 asbestos claims, as compared with

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

approximately 50,090 as of December 31, 2011 and 52,220 as of December 31, 2010. During 2012, the Company received approximately 4,350 new claims and closed or moved to an inactive docket approximately 8,540 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2012 and 2011 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $21 million and $33 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of claims against the Company are non-cancer claims. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in the past five to ten years and has remained flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

        At December 31, 2012 and 2011, the notional amount of all foreign currency contracts were $157 million and $151 million, respectively, which represents hedges of expected foreign currency cash flows.

Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2012 or 2011, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. See Item 1A. "Risk Factors" in Part I of this report for additional information on the Company's relationship with NAI and Viacom Inc. At December 31, 2012, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $221 million, $255 million and $262 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        As part of its normal course of business, the Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $26 million, $23 million and $27 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at December 31, 2012 and 2011.

At December 31,	2012	2011

Receivables	$124	$102
Other assets (Receivables, noncurrent)	133	198

Total amounts due from Viacom Inc.	$257	$300

        Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $160 million, $133 million and $145 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Impairment Analysis of Unamortized Film Costs

        During the fourth quarter of 2012, the Company adopted the FASB's amended guidance on impairment assessments of unamortized film costs. This guidance eliminates the presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The guidance also eliminates the requirement that fair value measurements used in the impairment analysis include the consideration of subsequent evidence, if such information would not have been considered by market participants at the measurement date. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Testing Indefinite-Lived Intangible Assets for Impairment

        During the fourth quarter of 2012, the Company early adopted the FASB's amended guidance on testing indefinite-lived intangible assets for impairment. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary.

Recent Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CBS Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity, present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 15, 2013

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2012		2011		2010

Revenues		$14,089		$13,637		$13,466

Expenses:
Operating		7,967		7,882		8,512
Selling, general and administrative		2,634		2,598		2,466
Restructuring charges (Note 4)		19		43		59
Impairment charges (Note 2)		11		—		—
Depreciation and amortization		475		495		500

Total expenses		11,106		11,018		11,537

Operating income		2,983		2,619		1,929
Interest expense		(402)		(435)		(527)
Interest income		6		6		5
Net loss on early extinguishment of debt (Note 8)		(32)		—		(81)
Other items, net		6		(11)		9

Earnings from continuing operations before income taxes and equity in loss of investee companies		2,561		2,179		1,335
Provision for income taxes		(892)		(751)		(478)
Equity in loss of investee companies, net of tax		(35)		(37)		(35)

Net earnings from continuing operations		1,634		1,391		822
Net loss from discontinued operations, net of tax (Note 3)		(60)		(86)		(98)

Net earnings		$1,574		$1,305		$724

Basic net earnings (loss) per common share:
Net earnings from continuing operations		$2.55		$2.09		$1.21
Net loss from discontinued operations		$(.09)		$(.13)		$(.14)
Net earnings		$2.45		$1.97		$1.07
Diluted net earnings (loss) per common share:
Net earnings from continuing operations		$2.48		$2.04		$1.18
Net loss from discontinued operations		$(.09)		$(.13)		$(.14)
Net earnings		$2.39		$1.92		$1.04
Weighted average number of common shares outstanding:
Basic		642		664		679
Diluted		659		681		694
Dividends per common share	$	..44	$	..35	$	..20

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010

Net earnings	$1,574	$1,305	$724

Other comprehensive income (loss) from continuing operations, net of tax:
Cumulative translation adjustments	7	12	4
Net actuarial gain (loss) and prior service cost (Note 13)	(138)	(145)	102
Unrealized gain on securities	—	—	2

Other comprehensive income (loss) from continuing operations, net of tax	(131)	(133)	108
Other comprehensive income (loss) from discontinued operations, net of tax	1	(20)	2

Total other comprehensive income (loss), net of tax	(130)	(153)	110

Total comprehensive income	$1,444	$1,152	$834

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$708	$660
Receivables, less allowances of $81 (2012) and $100 (2011)	3,137	3,086
Programming and other inventory (Note 5)	859	735
Deferred income tax assets, net (Note 12)	253	321
Prepaid income taxes	27	14
Prepaid expenses	206	186
Other current assets	312	324
Current assets of discontinued operations	218	223

Total current assets	5,720	5,549

Property and equipment:
Land	330	329
Buildings	718	711
Capital leases	194	200
Advertising structures	1,689	1,660
Equipment and other	2,057	1,980

	4,988	4,880
Less accumulated depreciation and amortization	2,717	2,508

Net property and equipment	2,271	2,372

Programming and other inventory (Note 5)	1,582	1,496
Goodwill (Note 2)	8,567	8,571
Intangible assets (Note 2)	6,515	6,521
Other assets	1,551	1,409
Assets of discontinued operations	260	302

Total Assets	$26,466	$26,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$386	$324
Accrued expenses	636	581
Accrued compensation	374	384
Participants' share and royalties payable	953	938
Program rights	455	577
Deferred revenues	232	230
Current portion of long-term debt (Note 8)	18	24
Other current liabilities	646	645
Current liabilities of discontinued operations	241	234

Total current liabilities	3,941	3,937

Long-term debt (Note 8)	5,904	5,958
Participants' share and royalties payable	965	975
Pension and postretirement benefit obligations (Note 13)	1,860	1,830
Deferred income tax liabilities, net (Note 12)	1,254	1,044
Other liabilities	2,157	2,366
Liabilities of discontinued operations	172	202
Commitments and contingencies (Note 14)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 43 (2012) and 44 (2011) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 785 (2012) and 769 (2011) shares issued	1	1
Additional paid-in capital	43,424	43,395
Accumulated deficit	(26,769)	(28,343)
Accumulated other comprehensive loss (Note 1)	(569)	(439)

	16,087	14,614
Less treasury stock, at cost; 198 (2012) and 162 (2011) Class B Shares	5,874	4,706

Total Stockholders' Equity	10,213	9,908

Total Liabilities and Stockholders' Equity	$26,466	$26,220

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010

Operating Activities:
Net earnings	$1,574	$1,305	$724
Less: Net loss from discontinued operations	(60)	(86)	(98)

Net earnings from continuing operations	1,634	1,391	822
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	475	495	500
Impairment charges	11	—	—
Deferred tax provision	442	452	293
Stock-based compensation	153	139	136
Redemption of debt	(28)	—	60
Net loss (gain) on disposition and write-down of assets	—	12	(19)
Equity in loss of investee companies, net of tax and distributions	52	50	35
Amortization of deferred financing costs	12	13	16
Change in assets and liabilities, net of investing and financing activities
Increase in receivables	(238)	(10)	(16)
(Increase) decrease in inventory and related program and participation liabilities, net	(414)	(159)	121
Decrease in other assets	28	43	123
Decrease in accounts payable and accrued expenses	(10)	(107)	(23)
Decrease in pension and postretirement benefit obligations	(192)	(381)	(118)
Decrease in income taxes	(81)	(27)	(76)
Decrease in deferred revenue	(17)	(85)	(79)
Other, net	(8)	6	(6)

Net cash flow provided by operating activities from continuing operations	1,819	1,832	1,769

Net cash flow used for operating activities from discontinued operations	(4)	(83)	(34)

Net cash flow provided by operating activities	1,815	1,749	1,735

Investing Activities:
Acquisitions, net of cash acquired	(146)	(75)	(11)
Capital expenditures	(254)	(245)	(254)
Investments in and advances to investee companies	(91)	(79)	(80)
Proceeds from sale of investments	13	12	—
Proceeds from dispositions	49	18	18
Other investing activities	—	—	(1)

Net cash flow used for investing activities from continuing operations	(429)	(369)	(328)

Net cash flow used for investing activities from discontinued operations	(22)	(20)	(40)

Net cash flow used for investing activities	(451)	(389)	(368)

Financing Activities:
Proceeds from issuance of notes	1,566	—	1,094
Repayment of notes and debentures	(1,583)	—	(2,126)
Payment of capital lease obligations	(19)	(19)	(16)
Payment of contingent consideration	(33)	—	—
Dividends	(276)	(206)	(142)
Purchase of Company common stock	(1,137)	(1,012)	—
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(105)	(82)	(37)
Proceeds from exercise of stock options	168	72	7
Excess tax benefit from stock-based compensation	103	72	16
Decrease to accounts receivable securitization program	—	—	(400)
Other financing activities	—	(5)	—

Net cash flow used for financing activities	(1,316)	(1,180)	(1,604)

Net increase (decrease) in cash and cash equivalents	48	180	(237)
Cash and cash equivalents at beginning of year	660	480	717

Cash and cash equivalents at end of year	$708	$660	$480

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Year Ended December 31,
	2012		2011		2010

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	44	$—	44	$—	52	$—
Conversion of A shares into B shares	(1)	—	—	—	(8)	—

Balance, end of year	43	—	44	—	44	—

Class B Common Stock:
Balance, beginning of year	769	1	757	1	743	1
Conversion of A shares into B shares	1	—	—	—	8	—
Issuance of stock for RSU vests	8	—	9	—	7	—
Exercise of stock options	10	—	7	—	1	—
Retirement of Treasury Stock	(3)	—	(4)	—	(2)	—

Balance, end of year	785	1	769	1	757	1

Additional Paid-In Capital:
Balance, beginning of year		43,395		43,443		43,479
Stock-based compensation		147		135		133
Tax benefits related to employee stock-based transactions		104		64		1
Exercise of stock options		170		72		7
Retirement of Treasury Stock		(105)		(82)		(38)
Dividends		(287)		(237)		(139)

Balance, end of year		43,424		43,395		43,443

Accumulated Deficit:
Balance, beginning of year		(28,343)		(29,648)		(30,372)
Net earnings		1,574		1,305		724

Balance, end of year		(26,769)		(28,343)		(29,648)

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(439)		(286)		(396)
Other comprehensive income (loss)		(130)		(153)		110

Balance, end of year		(569)		(439)		(286)

Treasury Stock, at cost:
Balance, beginning of year	162	(4,706)	120	(3,689)	120	(3,693)
Class B Common Stock purchased	36	(1,170)	42	(1,019)	—	—
Shares paid for tax withholding for stock-based compensation	3	(105)	4	(82)	2	(38)
Issuance of stock for deferred compensation	—	2	—	2	—	4
Retirement of Treasury Stock	(3)	105	(4)	82	(2)	38

Balance, end of year	198	(5,874)	162	(4,706)	120	(3,689)

Total Stockholders' Equity		$10,213		$9,908		$9,821

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Global Distribution Group; CBS Films; and CBS Interactive), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor Americas (CBS Outdoor). During 2012, the Company initiated a plan to divest its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia ("Outdoor Europe"). Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

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

        The costs incurred in acquiring television series and feature film programming are capitalized when the program is accepted and available for airing. These costs are amortized over the period in which an economic benefit is expected to be derived based on the timing of the Company's usage of and benefit from such programming. The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received. These costs are expensed over the period in which an economic benefit is expected to be derived based on the relative value of the events broadcast by the Company during a period. The relative value for an event is determined based on the revenues generated for that event in relation to the estimated total revenues over the remaining term of the sports programming agreement. For the Company's multi-year sports programming agreements where the rights payments for a season approximate the relative value of the events broadcast by the Company during that season, those rights payments are expensed during such season.

        Lifetime revenue estimates for internally produced television programming and theatrical films, and the estimated economic benefit for the acquired programming, including revenue projections for multi-year sports programming, are periodically reviewed and adjustments, if any, will result in changes to amortization rates, future net realizable value adjustments and/or estimated accruals for participation expense.

        Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings	20 to 40 years
Leasehold Improvements	Shorter of lease term or useful life
Advertising Structures	5 to 20 years
Equipment and other (including capital leases)	3 to 20 years

        Depreciation expense, including capitalized lease amortization, was $369 million (2012), $374 million (2011) and $371 million (2010). Amortization expense related to capital leases was $19 million (2012 and 2011) and $18 million (2010). Accumulated amortization of capital leases was $131 million at December 31, 2012 and $132 million at December 31, 2011.

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

        Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are generally one level below the Company's operating segments. Intangible assets with finite lives, which primarily consist of leasehold agreements, franchise agreements and trade names, are generally amortized by the straight-line method over their estimated useful lives, which range from 4 to 40 years. Goodwill and other intangible assets with indefinite lives, which consist of FCC licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a noncash charge.

        Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, program rights obligations, deferred compensation and other employee benefit accruals.

        Discontinued Operations—The consolidated financial statements present Outdoor Europe as a discontinued operation (See Note 3). In addition, certain businesses that were previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with accounting rules in effect prior to 2002. Assets and liabilities remaining in discontinued operations related to these previously disposed businesses primarily include aircraft leases that are generally expected to liquidate in accordance with contractual terms.

        Revenue Recognition—Advertising revenues, net of agency commissions, are recognized in the period during which advertising spots are aired or displayed. If there is a guarantee to deliver a targeted audience rating, revenues are recognized for the actual audience rating delivered, based on the ratings data published by independent audience ratings measurement companies. Revenues are deferred for any shortfall in the audience rating with respect to an advertising spot until such time as the required audience rating is delivered. Revenues from providing advertising space on outdoor structures are recognized ratably over the contract terms.

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

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $419 million (2012), $399 million (2011) and $432 million (2010).

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

        Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers. The provision for doubtful accounts charged to expense was $17 million (2012), $24 million (2011) and $37 million (2010).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For the years ended December 31, 2012, 2011 and 2010, stock options to purchase 4 million, 21 million and 31 million shares of Class B Common Stock, respectively, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2012	2011	2010

(in millions)
Weighted average shares for basic EPS	642	664	679
Dilutive effect of shares issuable under stock-based compensation plans	17	17	15

Weighted average shares for diluted EPS	659	681	694

        Comprehensive Income—The components of other comprehensive income (loss) are net of the following tax benefit (provision) for the years ended December 31, 2012, 2011 and 2010: $80 million, $77 million and $39 million, respectively, for net actuarial gain (loss) and prior service cost related to

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

pension and other postretirement benefits plans, $.3 million, $.1 million and $(.3) million, respectively, for unrealized gain (loss) on securities, and $1 million, $1 million and $.4 million, respectively, for other comprehensive income (loss) from discontinued operations.

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost	Unrealized Gain on Securities	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

At December 31, 2009	$92	$(767)	$—	$279	$(396)
2010 Activity	4	102	2	2	110

At December 31, 2010	96	(665)	2	281	(286)
2011 Activity	12	(145)	—	(20)	(153)

At December 31, 2011	108	(810)	2	261	(439)
2012 Activity	7	(138)	—	1	(130)

At December 31, 2012	$115	$(948)	$2	$262	$(569)

        Stock-based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

        The following table summarizes the Company's stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010.

Year Ended December 31,	2012	2011	2010

RSUs and PSUs	$111	$99	$103
Stock options and equivalents	42	40	33

Stock-based compensation expense, before income taxes	153	139	136
Related tax benefit	(59)	(54)	(54)

Stock-based compensation expense, net of tax benefit	$94	$85	$82

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Impairment Analysis of Unamortized Film Costs

        During the fourth quarter of 2012, the Company adopted the FASB's amended guidance on impairment assessments of unamortized film costs. This guidance eliminates the presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The guidance also eliminates the requirement that fair value measurements used in the impairment analysis include the consideration of subsequent evidence, if such information would not have been considered by market participants at the measurement date. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment

        During the fourth quarter of 2012, the Company early adopted the FASB amended guidance on testing indefinite-lived intangible assets for impairment. Under this guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary.

Recent Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013.

2) GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company performs an annual fair value-based impairment test of goodwill and intangible assets with indefinite lives, primarily comprised of FCC licenses, during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company's radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use.

        For 2012, in accordance with amended FASB guidance for goodwill and intangibles impairment testing, the Company performed the qualitative assessment for seven reporting units, ten radio markets, and eleven television markets which management estimates each have fair values that exceed their respective carrying values by 20% or more. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each radio and television market, the Company weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each market are less than their respective carrying amounts. Therefore, performing the quantitative impairment test was unnecessary.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        For 2012, the Company performed the two-step quantitative goodwill impairment test for the remaining two reporting units, CBS Interactive and CBS Radio. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. If the carrying value exceeds the fair value, the second step of the test compares the implied fair value of a reporting unit's goodwill with the carrying value of its goodwill to determine the amount of impairment charge, if any. The estimated fair value of each reporting unit for which step one of the impairment test is performed is computed based upon the present value of future cash flows ("Discounted Cash Flow Method") and both the traded and transaction values of comparable businesses ("Market Comparable Method"). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method includes the Company's assumptions for growth rates, operating margins and capital expenditures for the projection period plus the residual value of the business at the end of the projection period. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company's internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections, and for 2012 was 3.0% for CBS Interactive and 1.5% for CBS Radio. The discount rates, which for 2012 were 9.5% for CBS Interactive and 8.0% for CBS Radio, are determined based on the average of the weighted average cost of capital of comparable entities.

        Based on the 2012 annual impairment test, for each of the two reporting units for which the Company performed the first step of the impairment test, the estimated fair values exceeded the respective carrying values and therefore the second step of the impairment test was unnecessary.

        For each of the remaining seventeen radio and three television markets, the Company performed the quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values. The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method ("Greenfield Method"), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station's operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. In order to estimate the revenues of a start-up station, the total market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry. For each television station and radio station, the discount rates used for 2012 were 7.5% and 8.0%, respectively, and the perpetual nominal growth rates used were 2.0% and 1.5%, respectively.

        For its 2012 annual impairment test the Company concluded that the estimated fair values of the indefinite-lived intangible assets for which it performed a quantitative assessment exceeded the respective carrying values and therefore no impairment charge was required.

        During 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2012 and 2011, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2011	Acquisitions	Dispositions	Impairment	Other (a)	Balance at December 31, 2012

Entertainment:
Goodwill	$9,456	$4	$—	$—	$—	$9,460
Accumulated impairment losses	(6,294)	—	—	—	—	(6,294)

Goodwill, net of impairment	3,162	4	—	—	—	3,166

Cable Networks:
Goodwill	480	—	—	—	—	480
Accumulated impairment losses	—	—	—	—	—	—

Goodwill, net of impairment	480	—	—	—	—	480

Publishing:
Goodwill	407	—	—	—	—	407
Accumulated impairment losses	—	—	—	—	—	—

Goodwill, net of impairment	407	—	—	—	—	407

Local Broadcasting:
Goodwill	23,466	6	(263)	—	—	23,209
Accumulated impairment losses	(20,816)	—	255	(11)	—	(20,572)

Goodwill, net of impairment	2,650	6	(8)	(11)	—	2,637

Outdoor Americas:
Goodwill	9,579	—	—	—	5	9,584
Accumulated impairment losses	(7,707)	—	—	—	—	(7,707)

Goodwill, net of impairment	1,872	—	—	—	5	1,877

Total:
Goodwill	43,388	10	(263)	—	5	43,140
Accumulated impairment losses	(34,817)	—	255	(11)	—	(34,573)

Goodwill, net of impairment	$8,571	$10	$(8)	$(11)	$5	$8,567

(a)
Primarily includes foreign currency translation adjustments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at December 31, 2010	Acquisitions (a)	Dispositions	Other (b)	Balance at December 31, 2011

Entertainment:
Goodwill	$9,352	$107	$—	$(3)	$9,456
Accumulated impairment losses	(6,294)	—	—	—	(6,294)

Goodwill, net of impairment	3,058	107	—	(3)	3,162

Cable Networks:
Goodwill	480	—	—	—	480
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	480	—	—	—	480

Publishing:
Goodwill	407	—	—	—	407
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	407	—	—	—	407

Local Broadcasting:
Goodwill	23,466	—	—	—	23,466
Accumulated impairment losses	(20,816)	—	—	—	(20,816)

Goodwill, net of impairment	2,650	—	—	—	2,650

Outdoor Americas:
Goodwill	9,587	—	—	(8)	9,579
Accumulated impairment losses	(7,707)	—	—	—	(7,707)

Goodwill, net of impairment	1,880	—	—	(8)	1,872

Total:
Goodwill	43,292	107	—	(11)	43,388
Accumulated impairment losses	(34,817)	—	—	—	(34,817)

Goodwill, net of impairment	$8,475	$107	$—	$(11)	$8,571

(a)
Reflects acquisitions of internet businesses.

(b)
Primarily includes foreign currency translation adjustments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company's intangible assets were as follows:

At December 31, 2012	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$889	$(635)	$254
Franchise agreements	477	(309)	168
Trade names	213	(28)	185
Other intangible assets	245	(169)	76

Total intangible assets subject to amortization	1,824	(1,141)	683
FCC licenses	5,832	—	5,832

Total intangible assets	$7,656	$(1,141)	$6,515

At December 31, 2011	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$878	$(589)	$289
Franchise agreements	475	(282)	193
Other intangible assets	376	(244)	132

Total intangible assets subject to amortization	1,729	(1,115)	614
FCC licenses	5,738	—	5,738
Trade names	169	—	169

Total intangible assets	$7,636	$(1,115)	$6,521

        Amortization expense was $106 million (2012), $121 million (2011) and $129 million (2010). The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2013 through 2017, to be as follows:

	2013	2014	2015	2016	2017

Amortization expense	$99	$88	$78	$68	$41

3) DISCONTINUED OPERATIONS

        As part of the Company's strategic initiatives for its outdoor advertising business, during the fourth quarter of 2012 the Company initiated a plan to divest Outdoor Europe. Outdoor Europe is expected to be sold within one year. As a result, Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth details of the net loss from discontinued operations for the years ended December 31, 2012, 2011 and 2010.

Year Ended December 31,	2012	2011	2010

Revenues from discontinued operations	$588	$608	$594

Loss from discontinued operations before income taxes	$(78)	$(73)	$(113)
Income tax benefit (provision)	18	(13)	15

Net loss from discontinued operations, net of tax	$(60)	$(86)	$(98)

        Noncurrent assets of discontinued operations of $260 million for 2012 and $302 million for 2011 primarily consist of net property and equipment of $103 million and $138 million for 2012 and 2011, respectively, and goodwill of $49 million for both 2012 and 2011. Noncurrent liabilities from discontinued operations primarily relate to aircraft leases from previously disposed businesses that are generally expected to liquidate in accordance with contractual terms. (See Note 1 for the accounting policy related to these discontinued operations).

4) RESTRUCTURING CHARGES

        During the year ended December 31, 2012, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $19 million, reflecting $13 million of severance costs and $6 million of costs associated with exiting contractual obligations. During the years ended December 31, 2011 and 2010, the Company recorded restructuring charges of $43 million and $59 million, respectively. The charges reflected $53 million of severance costs and $49 million of costs associated with exiting contractual obligations. As of December 31, 2012, the cumulative amount paid for the 2012, 2011 and 2010 restructuring charges was $83 million, of which $55 million was for the severance costs and $28 million was related to costs associated with contractual obligations. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2011	2012 Charges	2012 Payments	Balance at December 31, 2012

Entertainment	$42	$7	$(24)	$25
Cable Networks	1	—	—	1
Publishing	2	3	(3)	2
Local Broadcasting	2	8	(1)	9
Outdoor Americas	1	—	(1)	—
Corporate	—	1	—	1

Total	$48	$19	$(29)	$38

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at December 31, 2010	2011 Charges	2011 Payments	Balance at December 31, 2011

Entertainment	$11	$40	$(9)	$42
Cable Networks	2	—	(1)	1
Publishing	2	2	(2)	2
Local Broadcasting	9	—	(7)	2
Outdoor Americas	1	1	(1)	1

Total	$25	$43	$(20)	$48

5) PROGRAMMING AND OTHER INVENTORY

At December 31,	2012	2011

Program rights	$1,389	$1,333
Television programming:
Released (including acquired libraries)	781	628
In process and other	128	170
Theatrical programming:
Released	25	15
In process and other	60	25
Publishing, primarily finished goods	57	59
Other	1	1

Total programming and other inventory	2,441	2,231
Less current portion	859	735

Total noncurrent programming and other inventory	$1,582	$1,496

6) RELATED PARTIES

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At December 31, 2012, NAI directly or indirectly owned approximately 79% of CBS Corp.'s voting Class A Common Stock and owned approximately 6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

        Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $221 million, $255 million and $262 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        As part of its normal course of business, the Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $26 million, $23 million and $27 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at December 31, 2012 and 2011.

At December 31,	2012	2011

Receivables	$124	$102
Other assets (Receivables, noncurrent)	133	198

Total amounts due from Viacom Inc.	$257	$300

        Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $160 million, $133 million and $145 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

7) INVESTMENTS

        The Company accounts for investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include the Company's 50% interest in The CW, a broadcast network. In addition, the Company has interests in several international television joint ventures including a 49% interest in a joint venture with a subsidiary of Liberty Global Inc., which owns and operates six cable and satellite channels in the United Kingdom and Ireland, including CBS branded channels; a 30% interest in a joint venture with another subsidiary of Liberty Global, which owns and operates seven cable and satellite channels in Europe, the Middle East and Africa; a 50% interest in a joint venture with Reliance Broadcast Network Limited, which operates four cable and satellite channels for the Indian market and surrounding territory; a 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN, a digital television channel service in Australia; and a 33% interest in another joint venture which owns two cable and satellite channels in Australia.

        At December 31, 2012 and 2011, respectively, the Company had $118 million and $100 million of equity investments that are included in "Other assets" on the Consolidated Balance Sheets.

        Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2012 and 2011, respectively, the Company had $10 million and $12 million of cost investments that are included in "Other assets" on the Consolidated Balance Sheets.

        The aggregate market value of the Company's available for sale investments was $9 million at both December 31, 2012 and 2011. The market value of each individual investment was not below its carrying value on the Consolidated Balance Sheets.

        The Company invested $91 million, $79 million and $80 million into its equity and cost investments during the years ended December 31, 2012, 2011 and 2010, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2012	2011

8.625% Debentures due 2012	$—	$152
5.625% Senior Notes due 2012	—	339
8.20% Senior Notes due 2014	—	398
8.875% Notes due 2014	100	100
7.625% Senior Debentures due 2016	200	200
1.95% Senior Notes due 2017	396	—
4.625% Senior Notes due 2018	321	325
8.875% Senior Notes due 2019	591	589
5.750% Senior Notes due 2020	500	500
4.30% Senior Notes due 2021	300	300
3.375% Senior Notes due 2022	694	—
7.875% Debentures due 2023	224	224
7.125% Senior Notes due 2023 (b)	52	52
7.875% Senior Debentures due 2030	1,271	1,272
5.50% Senior Debentures due 2033	428	428
5.90% Senior Notes due 2040	299	299
4.85% Senior Notes due 2042	487	—
6.750% Senior Notes due 2056	—	747
Obligations under capital leases	72	78

Total debt (c)	5,935	6,003
Less discontinued operations debt (d)	13	21

Total debt from continuing operations	5,922	5,982
Less current portion	18	24

Total long-term debt from continuing operations, net of current portion	$5,904	$5,958

(a)
Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.

(b)
Debt instrument is an issuance of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., and has no guarantor.

(c)
At December 31, 2012 and December 31, 2011, the senior debt balances included (i) a net unamortized (discount) premium of $(16) million and $4 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $23 million and $75 million, respectively. The face value of the Company's total debt was $5.93 billion at December 31, 2012 and $5.92 billion at December 31, 2011.

(d)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        For the year ended December 31, 2012, debt issuances and redemptions were as follows:

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

  $152 million 8.625% debentures due 2012
  $338 million 5.625% senior notes due 2012
  $400 million 8.20% senior notes due 2014
  $700 million 6.75% senior notes due 2056

        These redemptions resulted in a pre-tax net loss on early extinguishment of debt of $32 million for the year ended December 31, 2012.

        During the year ended December 31, 2010, the Company issued $1.10 billion of senior notes and repurchased and redeemed $2.07 billion of senior notes and debentures, of which $750 million was repurchased through tender offers, resulting in a pre-tax loss on early extinguishment of debt of $81 million.

        At December 31, 2012, the Company's scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

	2013	2014	2015	2016	2017	2018 and Thereafter

Long-term debt	$—	$99	$—	$200	$400	$5,157

Credit Facility

        At December 31, 2012, the Company had a $2.0 billion revolving credit facility which expires in March 2015 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the U.S. or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.0x at the end of each quarter and a minimum Consolidated Coverage Ratio of 3.0x for the trailing four quarters, each as further described in the Credit Facility. At December 31, 2012, the Company's Consolidated Leverage Ratio was approximately 1.6x and Consolidated Coverage Ratio was approximately 9.5x.

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

        The Credit Facility is used for general corporate purposes. At December 31, 2012, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures. At December 31, 2012 and 2011, the carrying value of the senior debt was $5.86 billion and $5.93 billion, respectively, and the fair value, which is estimated, based on quoted market prices for similar liabilities and includes accrued interest, was $7.16 billion and $6.86 billion, respectively.

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

        At December 31, 2012 and 2011, the notional amount of all foreign currency contracts were $157 million and $151 million, respectively, which represents hedges of expected foreign currency cash flows.

        The fair value of foreign exchange contracts recorded on the Consolidated Balance Sheets was as follows:

At December 31,	2012	2011	Balance Sheet Account

Non-designated hedging instruments:
Assets	$—	$4	Other current assets
Liabilities	$(2)	$—	Other current liabilities

        Gains (losses) recognized on foreign exchange contracts were as follows:

Year Ended December 31,	2012	2011	2010	Financial Statement Account

Designated hedging instruments:
Reclassified from accumulated OCI	$—	$—	$1	Programming costs
Non-designated hedging instruments	$(4)	$2	$(4)	Other items, net

        The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2012 and 2011, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investments	$70	$—	$—	$70

Total Assets	$70	$—	$—	$70

Liabilities:
Deferred compensation	$—	$201	$—	$201
Foreign currency hedges	—	2	—	2

Total Liabilities	$—	$203	$—	$203

At December 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Investments	$61	$—	$—	$61
Foreign currency hedges	—	4	—	4

Total Assets	$61	$4	$—	$65

Liabilities:
Deferred compensation	$—	$173	$—	$173

Total Liabilities	$—	$173	$—	$173

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

        Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2012, 2011, and 2010, resulting in total annual dividends of

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

$287 million, $237 million and $139 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

        Purchase of Company Stock—During 2012, the Company repurchased 35.5 million shares of CBS Corp. Class B Common Stock for $1.17 billion, at an average cost of $32.99 per share. Since the inception of the share repurchase program in January 2011 through December 31, 2012, the Company has repurchased 77.7 million shares of its Class B Common Stock for $2.19 billion, at an average cost of $28.18 per share, leaving $2.51 billion of authorization remaining at December 31, 2012.

        Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were .3 million for 2012, .2 million for 2011 and 8 million for 2010.

        Equity Incentive Plans—The Company has equity incentive plans (the "Plans") under which stock options, stock option equivalents, RSUs and PSUs were issued.

        The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization. At December 31, 2012 there were 32 million shares available for future grant under the Plans.

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

        The Company also grants awards of PSUs which vest based on the achievement of market performance targets. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return ("TSR") for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on the achievement of established operating performance goals. The fair value of the PSUs is determined using a Monte Carlo Simulation model. This model generates simulated TSR of CBS Corp. Class B Common Stock versus each of the companies in the S&P 500 Index through the end of the relevant measurement period. Compensation expense for PSUs is expensed over the vesting period, which is a three- to four-year service period.

        The total fair value of RSUs and PSUs that vested during 2012, 2011 and 2010 was $251 million, $198 million and $92 million, respectively. Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2012 was $163 million, which is expected to be recognized over a weighted average period of 2.2 years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table summarizes the Company's RSU and target PSU activity.

	RSUs and PSUs	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2011	17,086,352	$14.28

Granted	5,392,082	27.16
Vested	(8,309,742)	13.28
Forfeited	(867,723)	17.83

Non-vested at December 31, 2012	13,300,969	$19.89

Stock Options and Equivalents

        Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a one- to four-year service period and generally expire eight years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary. Stock option equivalents are settled in cash upon exercise and therefore, the Company remeasures the fair value of these awards at each reporting date. At both December 31, 2012 and 2011 the Company had 2 million stock option equivalents outstanding.

        The weighted average fair value of stock options as of the grant date was $9.05, $7.59 and $4.97 in 2012, 2011 and 2010, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010

Expected dividend yield	1.92%	2.00%	1.49%
Expected stock price volatility	39.09%	41.17%	44.00%
Risk-free interest rate	.94%	2.33%	2.45%
Expected term of options (years)	5.02	5.06	5.19

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

        Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2012 was $70 million, which is expected to be recognized over a weighted average period of 2.2 years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table summarizes the Company's stock option activity under the Plans.

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2011	41,912,818	$20.08

Granted	4,492,924	31.00
Exercised	(10,282,084)	16.54
Forfeited or expired	(2,090,557)	30.30

Outstanding at December 31, 2012	34,033,101	$21.96

Exercisable at December 31, 2012	18,435,742	$23.72

        The following table summarizes other information relating to stock option exercises during the years ended December 31, 2012, 2011 and 2010.

Year Ended December 31,	2012	2011	2010

Cash received from stock option exercises	$168	$72	$7
Tax benefit of stock option exercises	$67	$45	$5
Intrinsic value of stock option exercises	$174	$117	$13

        The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2012.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$5 to 9.99	5,169,826	4.18	$5.26	2,359,846	$5.25
$10 to 19.99	5,577,436	4.93	$13.83	1,846,888	$14.57
$20 to 29.99	18,554,590	4.35	$26.51	10,965,793	$27.08
$30 to 39.99	4,731,249	3.57	$31.97	3,263,215	$30.95

	34,033,101			18,435,742

        At December 31, 2012 stock options outstanding have a weighted average remaining contractual life of 4.31 years and the total intrinsic value for "in-the-money" options, based on the Company's closing stock price of $38.05, was $548 million. At December 31, 2012 stock options exercisable have a weighted average remaining contractual life of 2.96 years and the total intrinsic value for "in-the-money" options was $264 million.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) INCOME TAXES

        The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2012	2011	2010

United States	$2,236	$1,878	$1,071
Foreign	325	301	264

Total	$2,561	$2,179	$1,335

        The components of the provision for income taxes were as follows:

Year Ended December 31,	2012	2011	2010

Current:
Federal	$307	$190	$89
State and local	76	52	38
Foreign	67	57	58

	450	299	185
Deferred	442	452	293

Provision for income taxes	$892	$751	$478

        In addition, included in discontinued operations was an income tax benefit of $18 million in 2012, an income tax provision of $13 million in 2011, and an income tax benefit of $15 million in 2010.

        The equity in loss of investee companies is shown net of tax on the Company's Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2012, 2011 and 2010 were $22 million, $24 million, and $23 million, respectively, which represented an effective tax rate of 38.8% for both 2012 and 2011, and 39.4% for 2010.

        In 2012 and 2011, the Company realized tax benefits from the exercise of stock options and vesting of RSUs and PSUs of $163 million and $120 million, respectively.

        The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2012	2011	2010

Taxes on income at U.S. federal statutory rate	$896	$763	$467
State and local taxes, net of federal tax benefit	92	82	57
Effect of foreign operations	(64)	(73)	(50)
Change in tax law	—	—	62
Audit settlements, net	(3)	(6)	(28)
Other, net	(29)	(15)	(30)

Provision for income taxes	$892	$751	$478

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2012	2011

Deferred income tax assets:
Provision for expenses and losses	$801	$832
Pension, postretirement and other employee benefits	641	682
Tax credit and loss carryforwards	284	277
Other	136	132

Total deferred income tax assets	1,862	1,923
Valuation allowance	(249)	(235)

Deferred income tax assets, net	1,613	1,688

Deferred income tax liabilities:
Intangible assets	(1,995)	(2,011)
Property, equipment and other assets	(610)	(400)

Total deferred income tax liabilities	(2,605)	(2,411)

Deferred income tax liabilities, net	$(992)	$(723)

        In addition to the deferred income taxes reflected in the table above, the Company included net noncurrent deferred income tax assets of $29 million in "Assets of discontinued operations" on the Consolidated Balance Sheets at both December 31, 2012 and 2011.

        At December 31, 2012, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $750 million, the majority of which expire in various years from 2013 through 2032.

        The 2012 and 2011 deferred income tax assets were reduced by a valuation allowance of $249 million and $235 million, respectively, principally relating to income tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $3.54 billion at December 31, 2012 and $3.25 billion at December 31, 2011. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits or remitted in tax-free transactions, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2010	$230

Additions for current year tax positions	14
Additions for prior year tax positions	17
Reductions for prior year tax positions	(43)
Cash settlements	(4)

At December 31, 2010	214

Additions for current year tax positions	11
Additions for prior year tax positions	12
Reductions for prior year tax positions	(18)
Cash settlements	(23)
Statute of limitations lapses	(1)

At December 31, 2011	195

Additions for current year tax positions	12
Additions for prior year tax positions	10
Reductions for prior year tax positions	(33)
Cash settlements	(8)
Statute of limitations lapses	(3)

At December 31, 2012	$173

        At December 31, 2012 and 2011, $56 million and $54 million, respectively, of the reserve for uncertain tax positions were included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        The reserve for uncertain tax positions of $173 million at December 31, 2012 includes $141 million which would affect the Company's effective income tax rate, including discontinued operations, if and when recognized in future years.

        The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. For the years ended December 31, 2012, 2011 and 2010, the Company recognized interest and penalties of $13 million, $12 million and $11 million, respectively, in the Consolidated Statements of Operations. As of December 31, 2012 and 2011, the Company has recorded liabilities for accrued interest and penalties of $62 million and $61 million, respectively, on the Consolidated Balance Sheets.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

13) PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Most of the Company's pension plans are closed to new entrants. The benefits for some plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participated in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities and U.S. government securities. The Company's common stock represents approximately 1.3% and 1.0% of the plan assets' fair values at December 31, 2012 and 2011, respectively.

        In addition, the Company sponsors health and welfare plans that provide postretirement health care and life insurance benefits to eligible retired employees and their covered dependents. Eligibility is based in part on certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid primarily by the Company's funds.

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

        The following table sets forth the change in benefit obligation for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011

Change in benefit obligation:
Benefit obligation, beginning of year	$5,191	$4,974	$697	$785
Service cost	36	34	—	—
Interest cost	243	249	33	38
Actuarial loss (gain)	498	366	1	(67)
Benefits paid	(413)	(427)	(78)	(80)
Participants' contributions	—	—	11	12
Retiree Medicare drug subsidy	—	—	12	7
Early retirement reimbursement program	—	—	—	2
Cumulative translation adjustments	9	(5)	—	—

Benefit obligation, end of year	$5,564	$5,191	$676	$697

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in plan assets for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011

Change in plan assets:
Fair value of plan assets, beginning of year	$3,948	$3,660	$5	$5
Actual return on plan assets	476	260	—	—
Employer contributions	254	460	55	59
Benefits paid	(413)	(427)	(78)	(80)
Participants' contributions	—	—	11	12
Retiree Medicare drug subsidy	—	—	12	7
Early retirement reimbursement program	—	—	—	2
Cumulative translation adjustments	9	(5)	—	—

Fair value of plan assets, end of year	$4,274	$3,948	$5	$5

        The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company's Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2012	2011	2012	2011

Funded status at end of year	$(1,290)	$(1,243)	$(671)	$(692)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$17	$21	$—	$—
Current liabilities	(51)	(55)	(67)	(71)
Noncurrent liabilities	(1,256)	(1,209)	(604)	(621)

Net amounts recognized	$(1,290)	$(1,243)	$(671)	$(692)

        The Company's qualified pension plans were underfunded by $595 million and $615 million at December 31, 2012 and 2011, respectively.

        The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2012	2011	2012	2011

Net actuarial (loss) gain	$(1,854)	$(1,654)	$213	$230
Net prior service (cost) credit	(14)	(15)	2	3
Share of equity investee	(1)	—	—	—

	(1,869)	(1,669)	215	233
Deferred income taxes	739	662	(33)	(36)

Net amount recognized in accumulated other comprehensive income (loss)	$(1,130)	$(1,007)	$182	$197

        The accumulated benefit obligation for all defined benefit pension plans was $5.48 billion and $5.12 billion at December 31, 2012 and 2011, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2012	2011

Projected benefit obligation	$5,407	$5,039
Accumulated benefit obligation	$5,320	$4,963
Fair value of plan assets	$4,100	$3,775

        The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2012	2011	2010	2012	2011	2010

Components of net periodic cost:
Service cost	$36	$34	$30	$—	$—	$1
Interest cost	243	249	267	33	38	43
Expected return on plan assets	(250)	(239)	(227)	—	—	—
Amortization of actuarial losses (gains)	71	65	72	(16)	(10)	(10)
Amortization of prior service cost (credit)	1	2	1	(1)	(1)	(1)
Settlement gains	—	—	(1)	—	—	—

Net periodic cost	$101	$111	$142	$16	$27	$33

Year Ended December 31, 2012	Pension Benefits	Postretirement Benefits

Other comprehensive income (loss):
Actuarial (losses) gains	$(271)	$(1)
Amortization of actuarial losses (gains)	71	(16)
Amortization of prior service cost (credit)	1	(1)
Share of equity investee	(1)	—

	(200)	(18)
Deferred income taxes	77	3

Recognized in other comprehensive income, net of tax	$(123)	$(15)

        Estimated net actuarial losses and prior service costs related to the defined benefit pension plans of approximately $86 million and $2 million, respectively, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2013.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Estimated net actuarial gains and prior service credits related to the other postretirement benefit plans of approximately $16 million and $1 million, respectively, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2013.

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.0%	4.9%	4.0%	4.9%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	4.9%	5.2%	4.9%	5.1%
Expected long-term return on plan assets	6.6%	6.8%	2.0%	2.0%
Rate of compensation increase	3.0%	2.8%	N/A	N/A

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

        The following additional assumptions were used in accounting for postretirement benefits.

	2012	2011

Projected health care cost trend rate for participants of age 65 and below	8.0%	8.5%
Projected health care cost trend rate for participants above age 65	8.0%	8.5%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2019	2019
Year ultimate trend rate is achieved for participants above 65	2019	2019

        Assumed health care cost trend rates could have a significant effect on the amounts reported for postretirement health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total service and interest cost components	$—	$—
Effect on the accumulated postretirement benefit obligation	$14	$(13)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Plan Assets

        The asset allocations for the Company's U.S. qualified defined benefit pension plan trust and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company's U.S. pension plan trust, which accounted for 94% of total plan assets at December 31, 2012, is to invest between 70% - 80% in long duration fixed income instruments, 16% - 28% in equity securities and the remainder in cash and other investments. At December 31, 2012, this trust was invested approximately 72% in long duration fixed income instruments, 23% in equity instruments, and the remainder in cash, cash equivalents and other investments. Other trusts, which fund the Company's international pension plans, accounted for 6% of total plan assets at December 31, 2012 and are invested approximately 63% in fixed income instruments, 22% in equity instruments, and the remainder in cash, cash equivalents and other investments. Long duration fixed income investments primarily consist of a diversified portfolio of investment grade fixed income instruments with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are regularly reviewed.

        The following tables set forth the Company's pension plan assets measured at fair value on a recurring basis at December 31, 2012 and 2011. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2012	Level 1	Level 2	Level 3	Total

Cash and cash equivalents (a)	$25	$146	$—	$171
Fixed income securities:
U.S. treasury securities	102	—	—	102
Government related securities	58	361	—	419
Corporate bonds (b)	—	2,358	—	2,358
Mortgage-backed and asset-backed securities	—	176	4	180
Equity securities: (c)
U.S. large capitalization	268	334	—	602
U.S. small capitalization	69	6	—	75
International equity (d)	5	301	—	306
Limited partnerships	—	—	52	52
Other	—	9	—	9

Total assets	$527	$3,691	$56	$4,274

At December 31, 2011	Level 1	Level 2	Level 3	Total

Cash and cash equivalents (a)	$27	$280	$—	$307
Fixed income securities:
U.S. treasury securities	210	—	—	210
Government related securities	63	175	—	238
Corporate bonds (b)	—	2,036	—	2,036
Mortgage-backed and asset-backed securities	—	176	5	181
Equity securities: (c)
U.S. large capitalization	235	297	—	532
U.S. small capitalization	65	3	—	68
International equity (d)	4	267	—	271
Limited partnerships	—	—	75	75
Other	—	30	—	30

Total assets	$604	$3,264	$80	$3,948

(a)
Assets categorized as Level 2 reflect investments in money market funds.

(b)
Securities of diverse industries, substantially all investment grade.

(c)
Assets categorized as Level 2 reflect investments in common collective funds.

(d)
Includes investments in emerging market funds of $59 million in 2012 and $44 million in 2011.

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

        The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 at December 31, 2012.

	Limited Partnerships	Mortgage- backed Securities	Total

At January 1, 2011	$82	$5	$87

Actual return related to investments held at end of year	2	—	2
Distributions	(9)	—	(9)

At December 31, 2011	75	5	80

Actual return related to investments held at end of year	6	—	6
Distributions	(29)	(1)	(30)

At December 31, 2012	$52	$4	$56

        The Company's other postretirement benefits plan assets of $5 million at both December 31, 2012 and 2011 were invested in U.S. fixed income index funds, which are categorized as Level 2 assets.

Future Benefit Payments

        Estimated future benefit payments are as follows:

	2013	2014	2015	2016	2017	2018-2022

Pension	$432	$421	$407	$398	$385	$1,747
Postretirement	$78	$77	$74	$72	$69	$296
Retiree Medicare drug subsidy	$11	$11	$11	$11	$11	$50

        In 2013, the Company expects to make discretionary contributions of $150 million to pre-fund its qualified pension plans and contributions of approximately $51 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2013, the Company expects to contribute approximately $67 million to its other postretirement benefit plans to satisfy the Company's portion of benefit payments due under these plans.

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

        The table below presents information concerning the Company's participation in multiemployer defined benefit pension plans.

		Pension Protection Act Zone Status (a)					Expiration Date of Collective- Bargaining Agreement
	Employer Identification Number/Pension Plan Number			Company Contributions
Pension Plan		2012	2011	2012	2011	2010

AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$7	$7	$6	(c)
Directors Guild of America—Producer	51-0137697-001	Green	Green	4	4	4	6/30/2014
Producer—Writers Guild of America	95-2216351-001	Green	Green	8	6	6	5/1/2014
Screen Actors Guild—Producers	95-2110997-001	Green	Green	6	6	6	6/30/2014
Motion Picture Industry	95-1810805-001	Green	Green	7	8	7	(d)
Other Plans				8	6	5

	Total contributions			$40	$37	$34

(a)
The Zone status for each individual plan listed was certified by each plan's actuary as of the beginning of the plan years for 2012 and 2011. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.

(b)
The Company was listed in AFTRA Retirement Plan's Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2011.

(c)
The expiration dates range from June 30, 2014 through November 15, 2014.

(d)
The expiration dates range from March 2, 2013 through March 2, 2016.

        As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

        The Company also contributes to multiemployer plans that provide postretirement healthcare, defined contribution and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $19 million, $20 million and $18 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company recognizes the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans

        The Company sponsors defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $49 million, $46 million and $39 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14) COMMITMENTS AND CONTINGENCIES

        The Company's commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services, and guaranteed minimum franchise payments resulting from the Company's normal course of business.

        Programming and talent commitments of the Company, estimated to aggregate $15.21 billion as of December 31, 2012, primarily include $11.98 billion for sports programming rights, $2.44 billion relating to television, radio, and film production and licensing and $789 million for talent contracts. The Company also has committed purchase obligations which include agreements to purchase goods and services in the future that totaled $582 million as of December 31, 2012.

        Other long-term contractual obligations recorded on the Company's Consolidated Balance Sheet include program liabilities, participations due to producers and residuals.

        At December 31, 2012, commitments for programming and talent and purchase obligations not recorded on the balance sheet and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Programming and Talent	Purchase Obligations	Other Long-term Contractual Obligations

2013	$2,489	$221	$—
2014	1,820	131	600
2015	1,444	85	253
2016	1,459	34	81
2017	1,299	28	40
2018 and thereafter	6,700	83	32

Total	$15,211	$582	$1,006

        The Company has long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. At December 31, 2012, future minimum operating lease payments are estimated to aggregate $1.97 billion, of which $707 million relates to Outdoor Americas billboards. The Company also enters into capital leases for satellite transponders.

        In addition, Outdoor Americas has franchise rights entitling it to display advertising on various structures including transit shelters and benches, buses, rail systems (both in-car and structures on station platforms and terminals), mall kiosks, stadium signage, and in retail stores. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        At December 31, 2012, minimum rental payments under leases and minimum franchise payments are as follows:

	Leases		Guaranteed Minimum Franchise Payments
	Capital	Operating

2013	$17	$273	$160
2014	13	239	125
2015	11	210	98
2016	11	187	21
2017	9	168	12
2018 and thereafter	27	891	46

Total minimum payments	$88	$1,968	$462
Less amounts representing interest	16

Present value of minimum payments	$72

        Future minimum operating lease payments have been reduced by future minimum sublease income of $88 million. Rent expense was $487 million (2012), $483 million (2011) and $482 million (2010).

        The table above does not include contractual obligations of Outdoor Europe, which is presented as a discontinued operation in the consolidated financial statements. These obligations are mainly comprised of guaranteed minimum franchise payments of $565 million and long-term operating lease commitments of $166 million.

Guarantees

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2012, the outstanding letters of credit and surety bonds approximated $426 million and were not recorded on the Consolidated Balance Sheet.

        Prior to the separation of former Viacom Inc. into CBS Corp. and Viacom Inc. on December 31, 2005, former Viacom had entered into guarantees with respect to obligations related to Famous Players theater leases. In connection with the separation, Viacom Inc. has agreed to indemnify the Company with respect to these guarantees. In addition, the Company and Viacom Inc. have agreed to indemnify each other with respect to certain other matters pursuant to the separation agreement between the parties.

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

Legal Matters

        E-books Matters.    A number of lawsuits described below have been pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

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

        On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. The Company believes that this settlement with the States and the Stipulation with the DOJ will not have a material adverse effect on its results of operations, financial position or cash flows.

        On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. The Company believes that the States' settlement will likely resolve the class claims of those private litigant plaintiffs in the MDL litigation who reside in the areas covered by the States' settlement and who do not opt out of such settlement.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        In addition, the European Commission (the "EC") and Canadian Competition Bureau are conducting separate competition investigations of agency distribution arrangements of e-books in this industry and Simon & Schuster is cooperating with these investigations. On September 19, 2012, the EC began accepting public comment on the terms of a proposed settlement. On December 12, 2012, following the close of that comment period, the EC accepted the proposed settlement. The settlement between the EC and certain Publishing parties, including Simon & Schuster, requires the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2012, the Company had pending approximately 45,900 asbestos claims, as compared with approximately 50,090 as of December 31, 2011 and 52,220 as of December 31, 2010. During 2012, the Company received approximately 4,350 new claims and closed or moved to an inactive docket approximately 8,540 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2012 and 2011 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $21 million and $33 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in the past five to ten years and has remained flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

15) REPORTABLE SEGMENTS

        The following tables set forth the Company's financial performance by reportable segment. The Company's operating segments, which are the same as its reportable segments, have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Outdoor Europe, previously included in the Outdoor segment, has been presented as a discontinued operation. As a result, the Outdoor segment has been renamed Outdoor Americas. In addition, Residual Costs, which was previously presented as a separate line item in the Company's segment presentation, is now included within Corporate. Prior periods have been reclassified to conform to this presentation.

Year Ended December 31,	2012	2011	2010

Revenues:
Entertainment	$7,694	$7,457	$7,391
Cable Networks	1,772	1,621	1,475
Publishing	790	787	791
Local Broadcasting	2,774	2,689	2,782
Outdoor Americas	1,296	1,286	1,225
Eliminations	(237)	(203)	(198)

Total Revenues	$14,089	$13,637	$13,466

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2012	2011	2010

Intercompany Revenues:
Entertainment	$203	$160	$157
Cable Networks	—	1	—
Local Broadcasting	19	20	22
Outdoor Americas	15	22	19

Total Intercompany Revenues	$237	$203	$198

        The Company presents segment operating income (loss) before depreciation and amortization, restructuring charges and impairment charges ("Segment OIBDA") as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

Year Ended December 31,	2012	2011	2010

Segment OIBDA
Entertainment	$1,549	$1,431	$894
Cable Networks	811	707	569
Publishing	89	92	72
Local Broadcasting	957	849	865
Outdoor Americas	378	380	317
Corporate	(296)	(302)	(229)

Total Segment OIBDA	3,488	3,157	2,488
Restructuring charges	(19)	(43)	(59)
Impairment charges	(11)	—	—
Depreciation and amortization	(475)	(495)	(500)

Operating income	2,983	2,619	1,929
Interest expense	(402)	(435)	(527)
Interest income	6	6	5
Net loss on early extinguishment of debt	(32)	—	(81)
Other items, net	6	(11)	9

Earnings from continuing operations before income taxes and equity in loss of investee companies	2,561	2,179	1,335
Provision for income taxes	(892)	(751)	(478)
Equity in loss of investee companies, net of tax	(35)	(37)	(35)

Net earnings from continuing operations	1,634	1,391	822
Net loss from discontinued operations, net of tax	(60)	(86)	(98)

Net earnings	$1,574	$1,305	$724

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2012	2011	2010

Operating Income (Loss):
Entertainment	$1,381	$1,231	$708
Cable Networks	785	684	543
Publishing	80	83	61
Local Broadcasting	848	750	740
Outdoor Americas	209	197	127
Corporate	(320)	(326)	(250)

Total Operating Income	$2,983	$2,619	$1,929

Year Ended December 31,	2012	2011	2010

Depreciation and Amortization:
Entertainment	$161	$160	$163
Cable Networks	26	23	23
Publishing	6	7	7
Local Broadcasting	90	99	100
Outdoor Americas	169	182	186
Corporate	23	24	21

Total Depreciation and Amortization	$475	$495	$500

Year Ended December 31,	2012	2011	2010

Stock-based Compensation:
Entertainment	$49	$45	$43
Cable Networks	6	4	5
Publishing	3	3	3
Local Broadcasting	24	22	20
Outdoor Americas	6	5	5
Corporate	65	60	60

Total Stock-based Compensation	$153	$139	$136

Year Ended December 31,	2012	2011	2010

Capital Expenditures:
Entertainment	$92	$94	$90
Cable Networks	18	15	19
Publishing	5	7	6
Local Broadcasting	64	69	74
Outdoor Americas	54	46	48
Corporate	21	14	17

Total Capital Expenditures	$254	$245	$254

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2012	2011

Assets:
Entertainment	$9,023	$8,471
Cable Networks	1,750	1,679
Publishing	1,033	1,091
Local Broadcasting	9,614	9,626
Outdoor Americas	3,542	3,665
Corporate	1,026	1,163
Discontinued operations	478	525

Total Assets	$26,466	$26,220

Year Ended December 31,	2012	2011	2010

Revenues by Type:
Advertising	$8,459	$8,399	$8,559
Content licensing and distribution	3,468	3,236	3,049
Affiliate and subscription fees	1,921	1,762	1,620
Other	241	240	238

Total Revenues	$14,089	$13,637	$13,466

Year Ended December 31,	2012	2011	2010

Revenues: (a)
United States	$12,358	$12,055	$11,984
International	1,731	1,582	1,482

Total Revenues	$14,089	$13,637	$13,466

At December 31,	2012	2011

Long-lived Assets: (b)
United States	$19,850	$19,840
International	722	695

Total Long-lived Assets	$20,572	$20,535

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

16) OTHER ITEMS, NET

        For all periods presented, "Other items, net" primarily consisted of foreign exchange gains and losses. For 2010, "Other items, net" also included gains of $21 million associated with dispositions.

17) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2012	2011	2010

Cash paid for interest, net of amounts capitalized	$441	$419	$520
Cash paid for income taxes:
Continuing operations	$425	$233	$245
Discontinued operations	(19)	2	3

Total	$406	$235	$248

Year Ended December 31,	2012	2011	2010

Non-cash investing and financing activities:
Contingent consideration associated with acquisitions	$4	$56	$—
Equipment acquired under capitalized leases	$13	$7	$1

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

18) QUARTERLY FINANCIAL DATA (unaudited):

2012 (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year

Revenues:
Entertainment		$2,318		$1,707		$1,680		$1,989		$7,694
Cable Networks		452		446		436		438		1,772
Publishing		176		189		210		215		790
Local Broadcasting		622		704		661		787		2,774
Outdoor Americas		288		334		334		340		1,296
Eliminations		(60)		(51)		(55)		(71)		(237)

Total Revenues		$3,796		$3,329		$3,266		$3,698		$14,089

Segment OIBDA:
Entertainment		$411		$426		$384		$328		$1,549
Cable Networks		209		190		227		185		811
Publishing		10		9		39		31		89
Local Broadcasting		171		248		213		325		957
Outdoor Americas		76		103		105		94		378
Corporate		(70)		(65)		(64)		(97)		(296)

Total Segment OIBDA		807		911		904		866		3,488
Restructuring charges		—		—		—		(19)		(19)
Impairment charges		(11)		—		—		—		(11)
Depreciation and amortization		(119)		(119)		(116)		(121)		(475)

Total Operating Income		$677		$792		$788		$726		$2,983

Operating Income (Loss):
Entertainment		$370		$385		$346		$280		$1,381
Cable Networks		204		184		221		176		785
Publishing		8		7		38		27		80
Local Broadcasting		138		225		190		295		848
Outdoor Americas		33		62		62		52		209
Corporate		(76)		(71)		(69)		(104)		(320)

Total Operating Income		$677		$792		$788		$726		$2,983

Net earnings from continuing operations		$394		$452		$385		$403		$1,634
Net earnings		$363		$427		$391		$393		$1,574
Basic net earnings per common share:
Net earnings from continuing operations		$.61		$.70		$.60		$.64		$2.55
Net earnings		$.56		$.66		$.61		$.62		$2.45
Diluted net earnings per common share:
Net earnings from continuing operations		$.59		$.68		$.59		$.62		$2.48
Net earnings		$.54		$.65		$.60		$.60		$2.39
Weighted average number of common shares outstanding:
Basic		650		646		640		634		642
Diluted		667		661		656		650		659
Dividends per common share	$	..10	$	..10	$	..12	$	..12	$	..44

(a)
During the fourth quarter of 2012, the Company initiated a plan to divest Outdoor Europe. Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the consolidated financial statements for all periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2011 (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year

Revenues:
Entertainment		$1,994		$1,836		$1,632		$1,995		$7,457
Cable Networks		393		413		420		395		1,621
Publishing		155		183		220		229		787
Local Broadcasting		621		691		656		721		2,689
Outdoor Americas		279		332		333		342		1,286
Eliminations		(66)		(27)		(40)		(70)		(203)

Total Revenues		$3,376		$3,428		$3,221		$3,612		$13,637

Segment OIBDA:
Entertainment		$268		$440		$405		$318		$1,431
Cable Networks		153		176		203		175		707
Publishing		7		19		38		28		92
Local Broadcasting		169		230		184		266		849
Outdoor Americas		69		99		104		108		380
Corporate		(70)		(78)		(73)		(81)		(302)

Total Segment OIBDA		596		886		861		814		3,157
Restructuring charges		—		—		—		(43)		(43)
Depreciation and amortization		(126)		(125)		(120)		(124)		(495)

Total Operating Income		$470		$761		$741		$647		$2,619

Operating Income (Loss):
Entertainment		$230		$400		$366		$235		$1,231
Cable Networks		147		171		197		169		684
Publishing		5		17		36		25		83
Local Broadcasting		143		204		161		242		750
Outdoor Americas		21		53		59		64		197
Corporate		(76)		(84)		(78)		(88)		(326)

Total Operating Income		$470		$761		$741		$647		$2,619

Net earnings from continuing operations		$232		$422		$386		$351		$1,391
Net earnings		$202		$395		$338		$370		$1,305
Basic net earnings per common share:
Net earnings from continuing operations		$.34		$.63		$.59		$.54		$2.09
Net earnings		$.30		$.59		$.51		$.57		$1.97
Diluted net earnings per common share:
Net earnings from continuing operations		$.33		$.62		$.57		$.52		$2.04
Net earnings		$.29		$.58		$.50		$.55		$1.92
Weighted average number of common shares outstanding:
Basic		674		669		659		653		664
Diluted		693		686		675		669		681
Dividends per common share	$	..05	$	..10	$	..10	$	..10	$	..35

(a)
During the fourth quarter of 2012, the Company initiated a plan to divest Outdoor Europe. Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the consolidated financial statements for all periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

19) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s senior debt securities (See Note 8). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Changes to the entities that comprise the guarantor group are reflected for all periods presented. In addition, the operations of Outdoor Europe have been presented as a discontinued operation for all periods presented (See Note 3).

	Statement of Operations For the Year Ended December 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$157	$15	$13,917	$—	$14,089

Expenses:
Operating	74	8	7,885	—	7,967
Selling, general and administrative	87	255	2,292	—	2,634
Restructuring charges	—	2	17	—	19
Impairment charges	—	—	11	—	11
Depreciation and amortization	6	14	455	—	475

Total expenses	167	279	10,660	—	11,106

Operating income (loss)	(10)	(264)	3,257	—	2,983
Interest income (expense), net	(480)	(351)	435	—	(396)
Net loss on early extinguishment of debt	(32)	—	—	—	(32)
Other items, net	1	(5)	10	—	6

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(521)	(620)	3,702	—	2,561
(Provision) benefit for income taxes	185	218	(1,295)	—	(892)
Equity in earnings (loss) of investee companies, net of tax	1,884	1,145	(35)	(3,029)	(35)

Net earnings from continuing operations	1,548	743	2,372	(3,029)	1,634
Net earnings (loss) from discontinued operations, net of tax	26	(1)	(85)	—	(60)

Net earnings	$1,574	$742	$2,287	$(3,029)	$1,574

Total comprehensive income	$1,444	$735	$2,295	$(3,030)	$1,444

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$131	$19	$13,487	$—	$13,637

Expenses:
Operating	72	8	7,802	—	7,882
Selling, general and administrative	109	247	2,242	—	2,598
Restructuring charges	—	—	43	—	43
Depreciation and amortization	5	15	475	—	495

Total expenses	186	270	10,562	—	11,018

Operating income (loss)	(55)	(251)	2,925	—	2,619
Interest income (expense), net	(514)	(341)	426	—	(429)
Other items, net	—	6	(17)	—	(11)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(569)	(586)	3,334	—	2,179
(Provision) benefit for income taxes	201	207	(1,159)	—	(751)
Equity in earnings (loss) of investee companies, net of tax	1,666	1,256	(37)	(2,922)	(37)

Net earnings from continuing operations	1,298	877	2,138	(2,922)	1,391
Net earnings (loss) from discontinued operations, net of tax	7	7	(100)	—	(86)

Net earnings	$1,305	$884	$2,038	$(2,922)	$1,305

Total comprehensive income	$1,152	$884	$2,021	$(2,905)	$1,152

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$149	$24	$13,293	$—	$13,466

Expenses:
Operating	73	10	8,429	—	8,512
Selling, general and administrative	49	241	2,176	—	2,466
Restructuring charges	1	—	58	—	59
Depreciation and amortization	5	13	482	—	500

Total expenses	128	264	11,145	—	11,537

Operating income (loss)	21	(240)	2,148	—	1,929
Interest (expense) income, net	(568)	(326)	372	—	(522)
Net loss on early extinguishment of debt	(81)	—	—	—	(81)
Other items, net	—	5	4	—	9

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(628)	(561)	2,524	—	1,335
(Provision) benefit for income taxes	177	194	(849)	—	(478)
Equity in earnings (loss) of investee companies, net of tax	1,175	884	(35)	(2,059)	(35)

Net earnings from continuing operations	724	517	1,640	(2,059)	822
Net loss from discontinued operations, net of tax	—	—	(98)	—	(98)

Net earnings	$724	$517	$1,542	$(2,059)	$724

Total comprehensive income	$834	$517	$1,516	$(2,033)	$834

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$254	$1	$453	$—	$708
Receivables, net	31	2	3,104	—	3,137
Programming and other inventory	5	3	851	—	859
Prepaid expenses and other current assets	142	14	886	(26)	1,016

Total current assets	432	20	5,294	(26)	5,720

Property and equipment	39	117	4,832	—	4,988
Less accumulated depreciation and amortization	8	69	2,640	—	2,717

Net property and equipment	31	48	2,192	—	2,271

Programming and other inventory	3	2	1,577	—	1,582
Goodwill	98	62	8,407	—	8,567
Intangible assets	—	—	6,515	—	6,515
Investments in consolidated subsidiaries	38,658	9,128	—	(47,786)	—
Other assets	171	14	1,626	—	1,811
Intercompany	—	3,655	16,122	(19,777)	—

Total Assets	$39,393	$12,929	$41,733	$(67,589)	$26,466

Liabilities and Stockholders' Equity
Accounts payable	$2	$6	$378	$—	$386
Participants' share and royalties payable	—	—	953	—	953
Program rights	6	4	445	—	455
Current portion of long-term debt	5	—	13	—	18
Accrued expenses and other current liabilities	345	286	1,524	(26)	2,129

Total current liabilities	358	296	3,313	(26)	3,941

Long-term debt	5,793	—	111	—	5,904
Other liabilities	3,252	255	2,901	—	6,408
Intercompany	19,777	—	—	(19,777)	—
Stockholders' Equity:
Preferred stock	—	—	128	(128)	—
Common stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,424	—	61,690	(61,690)	43,424
Retained earnings (deficit)	(26,769)	12,593	(23,049)	10,456	(26,769)
Accumulated other comprehensive income (loss)	(569)	(7)	303	(296)	(569)

	16,087	12,709	40,208	(52,917)	16,087
Less treasury stock, at cost	5,874	331	4,800	(5,131)	5,874

Total Stockholders' Equity	10,213	12,378	35,408	(47,786)	10,213

Total Liabilities and Stockholders' Equity	$39,393	$12,929	$41,733	$(67,589)	$26,466

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$134	$1	$525	$—	$660
Receivables, net	30	3	3,053	—	3,086
Programming and other inventory	6	4	725	—	735
Prepaid expenses and other current assets	81	70	940	(23)	1,068

Total current assets	251	78	5,243	(23)	5,549

Property and equipment	46	100	4,734	—	4,880
Less accumulated depreciation and amortization	14	56	2,438	—	2,508

Net property and equipment	32	44	2,296	—	2,372

Programming and other inventory	8	3	1,485	—	1,496
Goodwill	98	62	8,411	—	8,571
Intangible assets	—	—	6,521	—	6,521
Investments in consolidated subsidiaries	36,774	7,982	—	(44,756)	—
Other assets	223	19	1,469	—	1,711
Intercompany	—	4,158	13,977	(18,135)	—

Total Assets	$37,386	$12,346	$39,402	$(62,914)	$26,220

Liabilities and Stockholders' Equity
Accounts payable	$5	$17	$302	$—	$324
Participants' share and royalties payable	—	—	938	—	938
Program rights	7	5	565	—	577
Current portion of long-term debt	7	—	17	—	24
Accrued expenses and other current liabilities	311	274	1,512	(23)	2,074

Total current liabilities	330	296	3,334	(23)	3,937

Long-term debt	5,845	—	113	—	5,958
Other liabilities	3,168	407	2,842	—	6,417
Intercompany	18,135	—	—	(18,135)	—
Stockholders' Equity:
Preferred stock	—	—	128	(128)	—
Common stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,395	—	61,690	(61,690)	43,395
Retained earnings (deficit)	(28,343)	11,851	(25,336)	13,485	(28,343)
Accumulated other comprehensive income (loss)	(439)	—	295	(295)	(439)

	14,614	11,974	37,913	(49,887)	14,614
Less treasury stock, at cost	4,706	331	4,800	(5,131)	4,706

Total Stockholders' Equity	9,908	11,643	33,113	(44,756)	9,908

Total Liabilities and Stockholders' Equity	$37,386	$12,346	$39,402	$(62,914)	$26,220

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(827)	$(179)	$2,821	$—	$1,815

Investing Activities:
Acquisitions, net of cash acquired	—	—	(146)	—	(146)
Capital expenditures	—	(21)	(233)	—	(254)
Investments in and advances to investee companies	—	—	(91)	—	(91)
Proceeds from sale of investments	9	2	2	—	13
Proceeds from dispositions	—	—	49	—	49

Net cash flow provided by (used for) investing activities from continuing operations	9	(19)	(419)	—	(429)

Net cash flow used for investing activities from discontinued operations	—	—	(22)	—	(22)

Net cash flow provided by (used for) investing activities	9	(19)	(441)	—	(451)

Financing Activities:
Proceeds from issuance of notes	1,566	—	—	—	1,566
Repayment of notes and debentures	(1,583)	—	—	—	(1,583)
Payment of capital lease obligations	—	—	(19)	—	(19)
Payment of contingent consideration	—	—	(33)	—	(33)
Dividends	(276)	—	—	—	(276)
Purchase of Company common stock	(1,137)	—	—	—	(1,137)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(105)	—	—	—	(105)
Proceeds from exercise of stock options	168	—	—	—	168
Excess tax benefit from stock-based compensation	103	—	—	—	103
Increase (decrease) in intercompany payables	2,202	198	(2,400)	—	—

Net cash flow provided by (used for) financing activities	938	198	(2,452)	—	(1,316)

Net increase (decrease) in cash and cash equivalents	120	—	(72)	—	48
Cash and cash equivalents at beginning of year	134	1	525	—	660

Cash and cash equivalents at end of year	$254	$1	$453	$—	$708

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(700)	$(181)	$2,630	$—	$1,749

Investing Activities:
Acquisitions, net of cash acquired	—	—	(75)	—	(75)
Capital expenditures	—	(14)	(231)	—	(245)
Investments in and advances to investee companies	—	—	(79)	—	(79)
Proceeds from sale of investments	8	4	—	—	12
Proceeds from dispositions	—	—	18	—	18

Net cash flow provided by (used for) investing activities from continuing operations	8	(10)	(367)	—	(369)

Net cash flow used for investing activities from discontinued operations	—	—	(20)	—	(20)

Net cash flow provided by (used for) investing activities	8	(10)	(387)	—	(389)

Financing Activities:
Payment of capital lease obligations	—	—	(19)	—	(19)
Dividends	(206)	—	—	—	(206)
Purchase of Company common stock	(1,012)	—	—	—	(1,012)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(82)	—	—	—	(82)
Proceeds from exercise of stock options	72	—	—	—	72
Excess tax benefit from stock-based compensation	72	—	—	—	72
Other financing activities	(5)	—	—	—	(5)
Increase (decrease) in intercompany payables	1,882	191	(2,073)	—	—

Net cash flow provided by (used for) financing activities	721	191	(2,092)	—	(1,180)

Net increase in cash and cash equivalents	29	—	151	—	180
Cash and cash equivalents at beginning of year	105	1	374	—	480

Cash and cash equivalents at end of year	$134	$1	$525	$—	$660

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2010
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(695)	$(233)	$2,663	$—	$1,735

Investing Activities:
Acquisitions, net of cash acquired	—	—	(11)	—	(11)
Capital expenditures	—	(17)	(237)	—	(254)
Investments in and advances to investee companies	—	—	(80)	—	(80)
Proceeds from dispositions	—	—	18	—	18
Other investing activities	(1)	—	—	—	(1)

Net cash flow used for investing activities from continuing operations	(1)	(17)	(310)	—	(328)

Net cash flow used for investing activities from discontinued operations	—	—	(40)	—	(40)

Net cash flow used for investing activities	(1)	(17)	(350)	—	(368)

Financing Activities:
Proceeds from issuance of notes	1,091	—	3	—	1,094
Repayment of notes and debentures	(2,122)	—	(4)	—	(2,126)
Payment of capital lease obligations	—	—	(16)	—	(16)
Dividends	(142)	—	—	—	(142)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(37)	—	—	—	(37)
Proceeds from exercise of stock options	7	—	—	—	7
Excess tax benefit from stock-based compensation	16	—	—	—	16
Decrease to accounts receivable securitization program	—	—	(400)	—	(400)
Increase (decrease) in intercompany payables	1,740	251	(1,991)	—	—

Net cash flow provided by (used for) financing activities	553	251	(2,408)	—	(1,604)

Net (decrease) increase in cash and cash equivalents	(143)	1	(95)	—	(237)
Cash and cash equivalents at beginning of year	248	—	469	—	717

Cash and cash equivalents at end of year	$105	$1	$374	$—	$480

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2013 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

III-1

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
1.
Financial Statements.

        The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page II-37.

  2.
  Financial Statement Schedules.

        The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-37.

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

Date: February 15, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LESLIE MOONVES Leslie Moonves	President Chief Executive Officer Director	February 15, 2013
/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello	Executive Vice President Chief Financial Officer	February 15, 2013
/s/ LAWRENCE LIDING Lawrence Liding	Senior Vice President Controller Chief Accounting Officer	February 15, 2013
* David R. Andelman	Director	February 15, 2013
* Joseph A. Califano, Jr.	Director	February 15, 2013
* William S. Cohen	Director	February 15, 2013
* Gary L. Countryman	Director	February 15, 2013

Signature		Title	Date

* Charles K. Gifford		Director	February 15, 2013
* Leonard Goldberg		Director	February 15, 2013
* Bruce S. Gordon		Director	February 15, 2013
* Linda M. Griego		Director	February 15, 2013
* Arnold Kopelson		Director	February 15, 2013
* Doug Morris		Director	February 15, 2013
* Shari Redstone		Director	February 15, 2013
* Sumner M. Redstone		Director	February 15, 2013
* Frederic V. Salerno		Director	February 15, 2013
*By:	/s/ LOUIS J. BRISKMAN Louis J. Briskman Attorney-in-Fact for Directors		February 15, 2013

 INDEX TO EXHIBITS
ITEM 15(b)

        Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
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
(4)		Instruments defining the rights of security holders, including indentures
(a)
Amended and Restated Senior Indenture dated as of November 3, 2008 ("2008 Indenture") between CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed by CBS Corporation on November 3, 2008 (Registration No. 333-154962) (File No. 001-09553).
(b)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 between CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by CBS Corporation on April 5, 2010) (File No. 001-09553).

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
(i)
Stock Options (granted prior to 2010) (incorporated by reference to Exhibit 10(c)(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001-09553).*
(ii)
Stock Options (granted in 2010 and 2011 and thereafter) (incorporated by reference to Exhibit 10(c)(ii) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001-09553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
		(iii)	Performance-Based Restricted Share Units with Time Vesting (granted in 2009) (incorporated by reference to Exhibit 10(c)(iv) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001-09553).*
(iv)
Performance-Based Restricted Share Units with Time Vesting and Performance Schedule (granted in 2010 and 2011 and thereafter) (incorporated by reference to Exhibit 10(c)(v) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001-09553).*
(v)
Restricted Share Units with Time Vesting (granted in 2009) (incorporated by reference to Exhibit 10(c)(vi) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001-09553).*
(vi)
Restricted Share Units with Time Vesting (granted in 2010 and 2011 and thereafter) (incorporated by reference to Exhibit 10(c)(vii) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001-09553).*
(d)
CBS Corporation Senior Executive Short-Term Incentive Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by the First Amendment to the CBS Corporation Senior Executive Short-Term Incentive Plan effective January 1, 2009) (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(e)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as Part A was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (filed herewith).*
(f)
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
(h)
Summary of CBS Corporation Compensation for Outside Directors (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001-09553).*
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
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through February 1, 2012) (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001-09553).*
(n)
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

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(o)	Employment Agreement dated October 15, 2012 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2012) (File No. 001-09553).*
(p)
Letter Agreement dated May 2, 2012 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2012) (File No. 001-09553).* Certain portions of this exhibit have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
(q)
Employment Agreement dated as of October 1, 2011 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 7, 2011) (File No. 001-09553).*
(r)
Employment Agreement dated February 3, 2011 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed February 4, 2011) (File No. 001-09553).*
(s)
Employment Agreement dated as of February 3, 2011 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2011) (File No. 001-09553).*
	(t)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
(i)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (filed herewith).*
(ii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (filed herewith).*
(iii)
CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998) (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
(iv)
Agreement dated March 2, 1999 between former CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10(r) to the Quarterly Report on Form 10-Q of CBS for the quarter ended March 31, 1999) (File No. 001-00977).*
(v)
Westinghouse Executive Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(w)(x) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (filed herewith).*

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
(w)
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 21, 2005) (File No. 001-09553).
(x)
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

CBS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2012	$100	$—	$17	$—	$36	$81
Year ended December 31, 2011	$117	$—	$24	$9	$50	$100
Year ended December 31, 2010	$126	$—	$37	$1	$47	$117
Valuation allowance on deferred tax assets:
Year ended December 31, 2012	$235	$—	$38	$—	$24	$249
Year ended December 31, 2011	$247	$—	$17	$—	$29	$235
Year ended December 31, 2010	$205	$—	$71	$—	$29	$247
Reserves for inventory obsolescence:
Year ended December 31, 2012	$27	$—	$13	$—	$8	$32
Year ended December 31, 2011	$22	$—	$14	$—	$9	$27
Year ended December 31, 2010	$29	$—	$10	$—	$17	$22

(a)
Primarily reflects reclasses from other balance sheet accounts.

F-1