Form 10-Q
period 2013-03-31
CBS CORP
filed 2013-05-01
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of common stock outstanding at April 26, 2013:

        Class A Common Stock, par value $.001 per share—41,497,888

        Class B Common Stock, par value $.001 per share—572,090,859

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2013		2012

Revenues		$4,040		$3,796

Expenses:
Operating		2,474		2,347
Selling, general and administrative		650		642
Impairment charges (Note 3)		—		11
Depreciation and amortization		116		119

Total expenses		3,240		3,119

Operating income		800		677
Interest expense		(95)		(110)
Interest income		2		2
Gain on early extinguishment of debt (Note 7)		—		25
Other items, net		(2)		5

Earnings from continuing operations before income taxes and equity in loss of investee companies		705		599
Provision for income taxes		(234)		(201)
Equity in loss of investee companies, net of tax		(8)		(4)

Net earnings from continuing operations		463		394
Net loss from discontinued operations, net of tax		(20)		(31)

Net earnings		$443		$363

Basic net earnings (loss) per common share:
Net earnings from continuing operations		$.75		$.61
Net loss from discontinued operations		$(.03)		$(.05)
Net earnings		$.71		$.56
Diluted net earnings (loss) per common share:
Net earnings from continuing operations		$.73		$.59
Net loss from discontinued operations		$(.03)		$(.05)
Net earnings		$.69		$.54
Weighted average number of common shares outstanding:
Basic		621		650
Diluted		638		667
Dividends per common share	$	..12	$	..10

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended March 31,
	2013	2012

Net earnings	$443	$363

Other comprehensive income from continuing operations, net of tax:
Cumulative translation adjustments	8	5
Amortization of net actuarial loss and prior service cost	11	8
Unrealized gain on securities	1	1

Other comprehensive income from continuing operations, net of tax	20	14
Other comprehensive income (loss) from discontinued operations, net of tax	(17)	5

Total other comprehensive income, net of tax	3	19

Total comprehensive income	$446	$382

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2013	At December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$409	$708
Receivables, less allowances of $82 (2013) and $81 (2012)	3,130	3,137
Programming and other inventory (Note 5)	569	859
Deferred income tax assets, net	257	253
Prepaid income taxes	—	27
Prepaid expenses	266	206
Other current assets	427	312
Current assets of discontinued operations	201	218

Total current assets	5,259	5,720

Property and equipment:
Land	331	330
Buildings	721	718
Capital leases	194	194
Advertising structures	1,687	1,689
Equipment and other	2,037	2,057

	4,970	4,988
Less accumulated depreciation and amortization	2,755	2,717

Net property and equipment	2,215	2,271

Programming and other inventory (Note 5)	1,571	1,582
Goodwill	8,568	8,567
Intangible assets (Note 3)	6,494	6,515
Other assets	1,752	1,551
Assets of discontinued operations	252	260

Total Assets	$26,111	$26,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$232	$386
Accrued compensation	218	374
Participants' share and royalties payable	856	953
Program rights	670	455
Deferred revenues	171	232
Income taxes payable	109	—
Commercial paper (Note 7)	550	—
Current portion of long-term debt (Note 7)	16	18
Accrued expenses and other current liabilities	1,391	1,282
Current liabilities of discontinued operations	227	241

Total current liabilities	4,440	3,941

Long-term debt (Note 7)	5,901	5,904
Pension and postretirement benefit obligations	1,835	1,860
Deferred income tax liabilities, net	1,239	1,254
Other liabilities	3,132	3,122
Liabilities of discontinued operations	170	172
Commitments and contingencies (Note 11)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 42 (2013) and 43 (2012) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 793 (2013) and 785 (2012) shares issued	1	1
Additional paid-in capital	43,215	43,424
Accumulated deficit	(26,326)	(26,769)
Accumulated other comprehensive loss	(566)	(569)

	16,324	16,087
Less treasury stock, at cost; 222 (2013) and 198 (2012) Class B Shares	6,930	5,874

Total Stockholders' Equity	9,394	10,213

Total Liabilities and Stockholders' Equity	$26,111	$26,466

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2013	2012

Operating Activities:
Net earnings	$443	$363
Less: Net loss from discontinued operations	(20)	(31)

Net earnings from continuing operations	463	394
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	116	119
Impairment charges	—	11
Stock-based compensation	60	41
Redemption of debt	—	(25)
Equity in loss of investee companies, net of tax and distributions	11	6
Change in assets and liabilities, net of investing and financing activities	(40)	109

Net cash flow provided by operating activities from continuing operations	610	655

Net cash flow used for operating activities from discontinued operations	(23)	(9)

Net cash flow provided by operating activities	587	646

Investing Activities:
Acquisitions, net of cash acquired	(9)	(69)
Capital expenditures	(34)	(35)
Investments in and advances to investee companies	(30)	(34)
Proceeds from sale of investments	12	4
Proceeds from dispositions	11	—
Other investing activities	—	(2)

Net cash flow used for investing activities from continuing operations	(50)	(136)

Net cash flow used for investing activities from discontinued operations	(4)	(4)

Net cash flow used for investing activities	(54)	(140)

Financing Activities:
Proceeds from short-term debt borrowings, net	550	—
Proceeds from issuance of notes	—	690
Repayment of notes	—	(700)
Payment of capital lease obligations	(4)	(5)
Payment of contingent consideration	(30)	(33)
Dividends	(81)	(69)
Purchase of Company common stock	(1,289)	(260)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(117)	(87)
Proceeds from exercise of stock options	58	36
Excess tax benefit from stock-based compensation	85	56
Other financing activities	(4)	—

Net cash flow used for financing activities	(832)	(372)

Net (decrease) increase in cash and cash equivalents	(299)	134
Cash and cash equivalents at beginning of period	708	660

Cash and cash equivalents at end of period	$409	$794

Supplemental disclosure of cash flow information
Cash paid for interest	$104	$103
Cash paid for income taxes	$27	$21

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios and CBS Global Distribution Group; CBS Films; and CBS Interactive), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor Americas (CBS Outdoor). During the fourth quarter of 2012, the Company initiated a plan to divest its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia ("Outdoor Europe"). Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

Basis of Presentation—The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2013 and 2012, stock options to purchase 3 million and 12 million shares of Class B Common Stock, respectively, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(in millions)	2013	2012

Weighted average shares for basic EPS	621	650
Dilutive effect of shares issuable under stock-based compensation plans	17	17

Weighted average shares for diluted EPS	638	667

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the three months ended March 31, 2013 and 2012, the Company recorded dividends of $75 million and $66 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

During the first quarter of 2013, the Company adopted the Financial Accounting Standards Board's ("FASB") guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income (See Note 9).

Recent Pronouncements

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance the Company is required to measure its obligations under such arrangements as the sum of the amount it agreed to pay in the arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The Company is also required to disclose the nature and amount of the obligation. The Company is currently evaluating the impact of this guidance on its consolidated financial statements, which is effective for reporting periods beginning after December 15, 2013.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

RSUs and PSUs	$32	$29
Stock options and equivalents	28	12

Stock-based compensation expense, before income taxes	60	41
Related tax benefit	(23)	(16)

Stock-based compensation expense, net of tax benefit	$37	$25

During the three months ended March 31, 2013, the Company granted 3 million RSUs with a weighted average per unit grant date fair value of $43.23. RSU grants during the first quarter of 2013 vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the Company's shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance goals. Compensation expense is recorded based on the probable outcome of the performance goals. During the three months ended March 31, 2013, the Company also granted 2 million stock options with a weighted average exercise price of $43.21. Stock option grants during the first quarter of 2013 vest over a four-year service period and expire eight years from the date of grant.

Total unrecognized compensation cost related to unvested RSUs at March 31, 2013 was $250 million, which is expected to be recognized over a weighted average period of 2.6 years. Total unrecognized compensation cost related to unvested stock option awards at March 31, 2013 was $84 million, which is expected to be recognized over a weighted average period of 2.5 years.

3) GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At March 31, 2013	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Permits and leasehold agreements	$901	$(652)	$249
Franchise agreements	479	(317)	162
Trade names	213	(32)	181
Other intangible assets	242	(172)	70

Total intangible assets subject to amortization	1,835	(1,173)	662
FCC licenses	5,832	—	5,832

Total intangible assets	$7,667	$(1,173)	$6,494

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2012	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Permits and leasehold agreements	$889	$(635)	$254
Franchise agreements	477	(309)	168
Trade names	213	(28)	185
Other intangible assets	245	(169)	76

Total intangible assets subject to amortization	1,824	(1,141)	683
FCC licenses	5,832	—	5,832

Total intangible assets	$7,656	$(1,141)	$6,515

Amortization expense was $26 million and $27 million for the three months ended March 31, 2013 and 2012, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2013 through 2017, to be as follows:

	2013	2014	2015	2016	2017

Amortization expense	$101	$89	$78	$68	$42

During the first quarter of 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

4) DISCONTINUED OPERATIONS

As part of the Company's strategic initiatives for its outdoor advertising business, during the fourth quarter of 2012 the Company initiated a plan to divest Outdoor Europe. Outdoor Europe is expected to be sold by the end of 2013. As a result, Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

The following table sets forth details of the net loss from discontinued operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

Revenues from discontinued operations	$123	$128

Loss from discontinued operations before income taxes	(36)	(28)
Income tax benefit (provision)	16	(3)

Net loss from discontinued operations, net of tax	$(20)	$(31)

Noncurrent assets of discontinued operations of $252 million at March 31, 2013 and $260 million at December 31, 2012, primarily consist of net property and equipment of $102 million and $103 million, respectively, and goodwill of $47 million and $49 million, respectively. Noncurrent liabilities from

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

discontinued operations primarily relate to aircraft leases from previously disposed businesses that are generally expected to liquidate in accordance with contractual terms.

5) PROGRAMMING AND OTHER INVENTORY

	At March 31, 2013	At December 31, 2012

Program rights	$1,094	$1,389
Television programming:
Released (including acquired libraries)	801	781
In process and other	103	128
Theatrical programming:
Released	21	25
In process and other	64	60
Publishing, primarily finished goods	56	57
Other	1	1

Total programming and other inventory	2,140	2,441
Less current portion	569	859

Total noncurrent programming and other inventory	$1,571	$1,582

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2013, NAI directly or indirectly owned approximately 79.7% of CBS Corp.'s voting Class A Common Stock and owned approximately 6.5% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $56 million and $64 million for the three months ended March 31, 2013 and 2012, respectively.

As part of its normal course of business, the Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $7 million and $6 million for the three months ended March 31, 2013 and 2012, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at March 31, 2013 and December 31, 2012.

	At March 31, 2013	At December 31, 2012

Amounts due from Viacom Inc.
Receivables	$113	$124
Other assets (Receivables, noncurrent)	112	133

Total amounts due from Viacom Inc.	$225	$257

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $32 million and $36 million for the three months ended March 31, 2013 and 2012, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

7) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At March 31, 2013	At December 31, 2012

Commercial paper	$550	$—
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,862	5,863
Obligations under capital leases	68	72

Total debt	6,480	5,935
Less discontinued operations debt (b)	13	13

Total debt from continuing operations	6,467	5,922
Less commercial paper	550	—
Less current portion of long-term debt	16	18

Total long-term debt from continuing operations, net of current portion	$5,901	$5,904

  (a)
  The senior debt balances included (i) a net unamortized discount of $16 million at both March 31, 2013 and December 31, 2012 and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $22 million and $23 million at March 31, 2013 and December 31, 2012, respectively. The face value of the Company's senior debt was $5.86 billion at both March 31, 2013 and December 31, 2012.

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

Commercial Paper

At March 31, 2013, the Company had $550 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of approximately 0.4% and maturities of less than thirty days.

Credit Facility

During the first quarter of 2013, the Company amended and extended its $2.0 billion revolving credit facility (the "Credit Facility") to March 15, 2018. The amended facility provides for lower borrowing rates and fees, as well as more favorable covenant requirements. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter, as further described in the Credit Facility. At March 31, 2013, the Company's Consolidated Leverage Ratio was approximately 1.7x.

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

The Credit Facility is used for general corporate purposes, including support of the Company's commercial paper program. At March 31, 2013, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2013	2012	2013	2012

Components of net periodic cost:
Service cost	$10	$9	$—	$—
Interest cost	53	61	6	8
Expected return on plan assets	(68)	(62)	—	—
Amortization of actuarial loss (gain) (a)	22	18	(4)	(4)

Net periodic cost	$17	$26	$2	$4

  (a)
  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

In April 2013, the Company made a discretionary contribution of $150 million to pre-fund its qualified pension plans.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) STOCKHOLDERS' EQUITY

During the first quarter of 2013, the Company initiated a $1.0 billion accelerated share repurchase ("ASR") transaction through which 17.9 million shares of CBS Corp. Class B Common Stock were delivered during the first quarter of 2013. The Company anticipates that approximately 4.3 million additional shares will be delivered at the conclusion of the ASR during the second quarter of 2013. In addition, during the first quarter of 2013, the Company repurchased 6.2 million shares of CBS Corp. Class B Common Stock in the open market for $262 million, at an average cost of $42.68 per share. At March 31, 2013 the Company had $1.25 billion of authorization remaining under its share repurchase program.

During the first quarter of 2013, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock payable on April 1, 2013. The total dividend was $75 million of which $74 million was paid on April 1, 2013 and $1 million was accrued to be paid upon vesting of RSUs.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost (a)	Unrealized Gain on Securities	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

At December 31, 2012	$115	$(948)	$2	$262	$(569)

Other comprehensive income (loss) before reclassifications	8	—	1	(17)	(8)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—	11	—	—	11

Net other comprehensive income (loss)	8	11	1	(17)	3

At March 31, 2013	$123	$(937)	$3	$245	$(566)

  (a)
  See Note 8 for additional details of items reclassified from accumulated other comprehensive income to net earnings.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $7 million for the three months ended March 31, 2013.

10) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The provision for income taxes for the three months ended March 31, 2013 increased to $234 million from $201 million for the same prior-year period, driven by the increase in earnings from continuing operations before income taxes. The Company's effective income tax rate decreased slightly to 33.2% for the three months ended March 31, 2013 versus 33.6% for the comparable prior-year period.

The Company is currently under examination by the IRS for the years 2008, 2009 and 2010. The IRS has completed its field audit and the Company expects to settle the audit in 2013. In 2013 the Company also expects to settle an audit in a foreign jurisdiction related to a previously disposed business that is accounted for as a discontinued operation. In addition, various tax years are currently under examination by state and local, and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company currently believes that it is reasonably possible that the reserve for uncertain tax positions will decrease within the next twelve months; however, as it is difficult to predict the final outcome of any particular tax matter, an estimate of the impact to the reserve for uncertain tax positions cannot currently be determined.

11) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2013, the outstanding letters of credit and surety bonds approximated $434 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2013, the Company had pending approximately 46,070 asbestos claims, as compared with approximately 45,900 as of December 31, 2012 and 48,650 as of March 31, 2012. During the first quarter of 2013, the Company received approximately 1,130 new claims and closed or moved to an inactive docket approximately 960 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2012 and 2011 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $21 million and $33 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) RESTRUCTURING CHARGES

During the year ended December 31, 2012, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $19 million, reflecting $13 million of severance costs and $6 million of costs associated with exiting contractual obligations. During the year ended December 31, 2011, the Company recorded restructuring charges of $43 million, reflecting $9 million of severance costs and $34 million of costs associated with exiting contractual obligations. As of March 31, 2013, the cumulative amount paid for the 2012 and 2011 restructuring charges was $36 million, of which $18 million was for the severance costs and $18 million was related to costs associated with contractual obligations. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2012	First Quarter 2013 Payments	Balance at March 31, 2013

Entertainment	$25	$(6)	$19
Publishing	2	(1)	1
Local Broadcasting	7	(2)	5
Corporate	1	—	1

Total	$35	$(9)	$26

13) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2013	Level 1	level 2	Level 3	Total

Assets:
Investments	$73	$—	$—	$73
Foreign currency hedges	—	2	—	2

Total Assets	$73	$2	$—	$75

Liabilities:
Deferred compensation	$—	$213	$—	$213
Foreign currency hedges	—	1	—	1

Total Liabilities	$—	$214	$—	$214

At December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investments	$70	$—	$—	$70

Total Assets	$70	$—	$—	$70

Liabilities:
Deferred compensation	$—	$201	$—	$201
Foreign currency hedges	—	2	—	2

Total Liabilities	$—	$203	$—	$203

The fair value of investments is determined based on publicly quoted market prices in active markets. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At both March 31, 2013 and December 31, 2012, the carrying value of the senior debt was $5.86 billion and the fair value, which is estimated based on quoted market prices for similar liabilities and includes accrued interest, was $7.10 billion and $7.16 billion, respectively.

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

	Three Months Ended March 31,
	2013	2012

Revenues:
Entertainment	$2,539	$2,318
Cable Networks	478	452
Publishing	171	176
Local Broadcasting	638	622
Outdoor Americas	281	288
Eliminations	(67)	(60)

Total Revenues	$4,040	$3,796

Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended March 31,
	2013	2012

Intercompany Revenues:
Entertainment	$62	$53
Local Broadcasting	3	4
Outdoor Americas	2	3

Total Intercompany Revenues	$67	$60

The Company presents segment operating income (loss) before depreciation and amortization ("OIBDA"), restructuring charges and impairment charges ("Segment OIBDA") as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Company's management and enhances their ability to understand the Company's operating performance.

	Three Months Ended March 31,
	2013	2012

Segment OIBDA:
Entertainment	$480	$411
Cable Networks	231	209
Publishing	12	10
Local Broadcasting	199	171
Outdoor Americas	74	76
Corporate	(80)	(70)

Total Segment OIBDA	916	807
Impairment charges	—	(11)
Depreciation and amortization	(116)	(119)

Operating income	800	677
Interest expense	(95)	(110)
Interest income	2	2
Gain on early extinguishment of debt	—	25
Other items, net	(2)	5

Earnings from continuing operations before income taxes and equity in loss of investee companies	705	599
Provision for income taxes	(234)	(201)
Equity in loss of investee companies, net of tax	(8)	(4)

Net earnings from continuing operations	463	394
Net loss from discontinued operations, net of tax	(20)	(31)

Net earnings	$443	$363

	Three Months Ended March 31,
	2013	2012

Operating Income (Loss):
Entertainment	$440	$370
Cable Networks	227	204
Publishing	10	8
Local Broadcasting	176	138
Outdoor Americas	32	33
Corporate	(85)	(76)

Total Operating Income	$800	$677

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Depreciation and Amortization:
Entertainment	$40	$41
Cable Networks	4	5
Publishing	2	2
Local Broadcasting	23	22
Outdoor Americas	42	43
Corporate	5	6

Total Depreciation and Amortization	$116	$119

	Three Months Ended March 31,
	2013	2012

Stock-based Compensation:
Entertainment	$15	$13
Cable Networks	2	1
Publishing	1	1
Local Broadcasting	7	6
Outdoor Americas	2	1
Corporate	33	19

Total Stock-based Compensation	$60	$41

	Three Months Ended March 31,
	2013	2012

Capital Expenditures:
Entertainment	$19	$17
Cable Networks	2	1
Publishing	—	—
Local Broadcasting	6	10
Outdoor Americas	6	7
Corporate	1	—

Total Capital Expenditures	$34	$35

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At March 31, 2013	At December 31, 2012

Assets:
Entertainment	$9,054	$9,023
Cable Networks	1,817	1,750
Publishing	938	1,033
Local Broadcasting	9,596	9,614
Outdoor Americas	3,469	3,542
Corporate	784	1,026
Discontinued operations	453	478

Total Assets	$26,111	$26,466

15) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s senior debt securities (See Note 7). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Changes to the entities that comprise the guarantor group are reflected for all periods presented. In addition, the operations of Outdoor Europe have been presented as a discontinued operation for all periods presented (See Note 4).

	Statement of Operations For the Three Months Ended March 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$35	$3	$4,002	$—	$4,040

Expenses:
Operating	17	2	2,455	—	2,474
Selling, general and administrative	17	77	556	—	650
Depreciation and amortization	2	4	110	—	116

Total expenses	36	83	3,121	—	3,240

Operating income (loss)	(1)	(80)	881	—	800
Interest (expense) income, net	(115)	(89)	111	—	(93)
Other items, net	(1)	3	(4)	—	(2)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(117)	(166)	988	—	705
(Provision) benefit for income taxes	40	57	(331)	—	(234)
Equity in earnings (loss) of investee companies, net of tax	520	288	(8)	(808)	(8)

Net earnings from continuing operations	443	179	649	(808)	463
Net loss from discontinued operations, net of tax	—	—	(20)	—	(20)

Net earnings	$443	$179	$629	$(808)	$443

Comprehensive income	$446	$186	$614	$(800)	$446

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended March 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$32	$4	$3,760	$—	$3,796

Expenses:
Operating	18	2	2,327	—	2,347
Selling, general and administrative	22	62	558	—	642
Impairment charges	—	—	11	—	11
Depreciation and amortization	1	4	114	—	119

Total expenses	41	68	3,010	—	3,119

Operating income (loss)	(9)	(64)	750	—	677
Interest (expense) income, net	(129)	(86)	107	—	(108)
Gain on early extinguishment of debt	25	—	—	—	25
Other items, net	1	(3)	7	—	5

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(112)	(153)	864	—	599
(Provision) benefit for income taxes	38	52	(291)	—	(201)
Equity in earnings (loss) of investee companies, net of tax	437	344	(4)	(781)	(4)

Net earnings from continuing operations	363	243	569	(781)	394
Net loss from discontinued operations, net of tax	—	—	(31)	—	(31)

Net earnings	$363	$243	$538	$(781)	$363

Comprehensive income	$382	$237	$553	$(790)	$382

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At March 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$46	$1	$362	$—	$409
Receivables, net	25	2	3,103	—	3,130
Programming and other inventory	4	3	562	—	569
Prepaid expenses and other current assets	110	14	1,046	(19)	1,151

Total current assets	185	20	5,073	(19)	5,259

Property and equipment	36	118	4,816	—	4,970
Less accumulated depreciation and amortization	7	72	2,676	—	2,755

Net property and equipment	29	46	2,140	—	2,215

Programming and other inventory	2	1	1,568	—	1,571
Goodwill	98	62	8,408	—	8,568
Intangible assets	—	—	6,494	—	6,494
Investments in consolidated subsidiaries	39,172	9,414	—	(48,586)	—
Other assets	159	109	1,736	—	2,004
Intercompany	—	3,513	16,770	(20,283)	—

Total Assets	$39,645	$13,165	$42,189	$(68,888)	$26,111

Liabilities and Stockholders' Equity
Accounts payable	$1	$7	$224	$—	$232
Participants' share and royalties payable	—	—	856	—	856
Program rights	5	4	661	—	670
Commercial paper	550	—	—	—	550
Current portion of long-term debt	5	—	11	—	16
Accrued expenses and other current liabilities	401	323	1,411	(19)	2,116

Total current liabilities	962	334	3,163	(19)	4,440

Long-term debt	5,792	—	109	—	5,901
Other liabilities	3,214	267	2,895	—	6,376
Intercompany	20,283	—	—	(20,283)	—
Stockholders' Equity:
Preferred Stock	—	—	128	(128)	—
Common Stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,215	—	61,690	(61,690)	43,215
Retained earnings (deficit)	(26,326)	12,772	(22,420)	9,648	(26,326)
Accumulated other comprehensive income (loss)	(566)	—	288	(288)	(566)

	16,324	12,895	40,822	(53,717)	16,324
Less treasury stock, at cost	6,930	331	4,800	(5,131)	6,930

Total Stockholders' Equity	9,394	12,564	36,022	(48,586)	9,394

Total Liabilities and Stockholders' Equity	$39,645	$13,165	$42,189	$(68,888)	$26,111

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(131)	$(103)	$821	$—	$587

Investing Activities:
Acquisitions, net of cash acquired	—	—	(9)	—	(9)
Capital expenditures	—	(1)	(33)	—	(34)
Investments in and advances to investee companies	—	—	(30)	—	(30)
Proceeds from sale of investments	10	1	1	—	12
Proceeds from dispositions	—	—	11	—	11

Net cash flow provided by (used for) investing activities from continuing operations	10	—	(60)	—	(50)

Net cash flow used for investing activities from discontinued operations	—	—	(4)	—	(4)

Net cash flow provided by (used for) investing activities	10	—	(64)	—	(54)

Financing Activities:
Proceeds from short-term debt borrowings, net	550	—	—	—	550
Payment of capital lease obligations	—	—	(4)	—	(4)
Payment of contingent consideration	—	—	(30)	—	(30)
Dividends	(81)	—	—	—	(81)
Purchase of Company common stock	(1,289)	—	—	—	(1,289)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(117)	—	—	—	(117)
Proceeds from exercise of stock options	58	—	—	—	58
Excess tax benefit from stock-based compensation	85	—	—	—	85
Other financing activities	(4)	—	—	—	(4)
Increase (decrease) in intercompany payables	711	103	(814)	—	—

Net cash flow (used for) provided by financing activities	(87)	103	(848)	—	(832)

Net decrease in cash and cash equivalents	(208)	—	(91)	—	(299)
Cash and cash equivalents at beginning of period	254	1	453	—	708

Cash and cash equivalents at end of period	$46	$1	$362	$—	$409

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months ended March 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(102)	$(115)	$863	$—	$646

Investing Activities:
Acquisitions, net of cash acquired	—	—	(69)	—	(69)
Capital expenditures	—	—	(35)	—	(35)
Investments in and advances to investee companies	—	—	(34)	—	(34)
Proceeds from sale of investments	4	—	—	—	4
Other investing activities	—	—	(2)	—	(2)

Net cash flow provided by (used for) investing activities from continuing operations	4	—	(140)	—	(136)

Net cash flow used for investing activities from discontinued operations	—	—	(4)	—	(4)

Net cash flow provided by (used for) investing activities	4	—	(144)	—	(140)

Financing Activities:
Proceeds from issuance of notes	690	—	—	—	690
Repayment of notes	(700)	—	—	—	(700)
Payment of capital lease obligations	—	—	(5)	—	(5)
Payment of contingent consideration	—	—	(33)	—	(33)
Dividends	(69)	—	—	—	(69)
Purchase of Company common stock	(260)	—	—	—	(260)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(87)	—	—	—	(87)
Proceeds from exercise of stock options	36	—	—	—	36
Excess tax benefit from stock-based compensation	56	—	—	—	56
Increase (decrease) in intercompany payables	727	115	(842)	—	—

Net cash flow provided by (used for) financing activities	393	115	(880)	—	(372)

Net increase (decrease) in cash and cash equivalents	295	—	(161)	—	134
Cash and cash equivalents at beginning of period	134	1	525	—	660

Cash and cash equivalents at end of period	$429	$1	$364	$—	$794

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.
              (Tabular dollars in millions, except per share amounts)

Management's discussion and analysis of the results of operations and financial condition of CBS Corporation (the "Company" or "CBS Corp.") should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

For the first quarter of 2013, CBS Corporation's diluted earnings per share ("EPS") from continuing operations of $.73 increased $.14, or 24%, from $.59 for the first quarter of 2012. This growth reflects 6% higher revenues, 18% higher operating income and lower weighted average shares outstanding due to the Company's ongoing share repurchases. The revenue growth was principally driven by higher advertising revenues from the broadcast of Super Bowl XLVII on the CBS Television Network, as well as growth in cable network affiliate fees and retransmission revenues. These increases were partially offset by advertising revenue declines associated with the timing of the semifinals of the NCAA Division I Men's Basketball Championship ("NCAA Tournament"), which aired in the second quarter of 2013 versus the first quarter of 2012. Content licensing and distribution revenues decreased 1% as growth in licensing revenues from digital streaming, was more than offset by the timing of theatrical releases and domestic syndication sales. Operating income of $800 million for the first quarter of 2013 increased 18% from $677 million for the same prior-year period with an increase in the Company's operating income margin of two percentage points to 20%. The operating income growth and margin expansion were primarily driven by growth in affiliate and subscription fee revenues and the broadcast of the Super Bowl on the CBS Television Network.

For the remainder of 2013 the Company expects to benefit from continued growth in affiliate and subscription fee revenues, including growth in retransmission revenues, cable affiliate fees and fees received from the CBS Television Network's affiliated television stations ("network affiliation fees"), as well as higher television license fees driven by the first-cycle domestic syndication availabilities of two television series. However, the Company's overall financial performance will be impacted by many factors, including, the health of the economy and audience acceptance of the Company's programming.

During the quarter, the Company repurchased 24.1 million shares of its Class B Common stock, including 6.2 million shares that were repurchased in the open market for $262 million and 17.9 million shares that were delivered as part of a $1.0 billion accelerated share repurchase ("ASR") transaction. The Company anticipates that approximately 4.3 million additional shares will be delivered at the conclusion of the ASR during the second quarter of 2013.

Also during the quarter, the Company amended and extended its $2.0 billion credit agreement to March 15, 2018. This new agreement provides the Company with lower borrowing rates and fees and is expected to result in annualized interest savings of approximately $4 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Free cash flow for the first quarter of 2013 was $576 million compared to $620 million for the same prior-year period. The Company generated operating cash flow from continuing operations of $610 million for the first quarter of 2013 versus $655 million for the prior-year period. This decrease principally reflects increased investment in television content. Free cash flow is a non-GAAP financial measure. See "Reconciliation of Non-GAAP Financial Information" on page 34 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

As part of the Company's strategic initiatives for its outdoor advertising businesses, during the first quarter of 2013, the Company submitted a private letter ruling request with the Internal Revenue Service ("IRS") to qualify its Outdoor Americas business as a real estate investment trust ("REIT"). The Company is currently preparing a registration statement to be filed with the Securities and Exchange Commission ("SEC") for the initial public offering of a minority ownership in Outdoor Americas. In addition, during the fourth quarter of 2012 the Company initiated a plan to divest its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia ("Outdoor Europe"). Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. All of these actions are subject to customary approvals and market conditions.

Consolidated Results of Operations

Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

Revenues

The following table presents the Company's consolidated revenues by type for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2013		2012		$	%

Advertising	$2,455	61%	$2,270	60%	$185	8%
Content licensing and distribution	1,008	25	1,017	27	(9)	(1)
Affiliate and subscription fees	519	13	455	12	64	14
Other	58	1	54	1	4	7

Total Revenues	$4,040	100%	$3,796	100%	$244	6%

Advertising revenues increased $185 million, or 8%, to $2.46 billion for the three months ended March 31, 2013. Advertising revenue growth was led by a 14% increase at the CBS Television Network, reflecting the 2013 broadcast of Super Bowl XLVII on the CBS Television Network, partially offset by the timing of the semifinals of the NCAA Tournament, which aired during the second quarter in 2013 versus the first quarter in 2012, and the broadcast of one less week of NFL games during the first quarter of 2013. Local Broadcasting advertising remained relatively flat reflecting a steady advertising marketplace. Advertising revenue comparisons for Local Broadcasting in the second half of 2013 will be negatively impacted by lower political advertising spending as 2012 benefitted from the U.S. presidential election.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Content licensing and distribution revenues decreased $9 million, or 1%, to $1.01 billion for the three months ended March 31, 2013, principally reflecting the timing of theatrical releases. Television license fees for the first quarter of 2013 were comparable to the same prior-year period reflecting 19% growth from the licensing of programming for digital streaming, which was offset by a significant domestic syndication sale in the first quarter of 2012. Content licensing and distribution revenues are expected to grow in the second half of 2013, reflecting the benefit from the first-cycle domestic syndication availabilities of The Good Wife and NCIS: Los Angeles.

Affiliate and subscription fees increased $64 million, or 14%, to $519 million for the three months ended March 31, 2013, primarily due to 62% growth in retransmission revenues and network affiliation fees, as well as a 7% increase at Cable Networks, mainly reflecting growth in subscriptions and rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks. The Company expects continued growth in affiliate and subscription fees revenues for the remainder of 2013, reflecting the benefit from current agreements, as well as the renewal of certain other agreements with MVPDs and television stations affiliated with the CBS Television Network.

International Revenues

The Company generated approximately 12% and 13% of its total revenues from international regions for the three months ended March 31, 2013 and 2012, respectively.

Operating Expenses

The following table presents the Company's consolidated operating expenses by type for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2013		2012		$	%

Programming	$1,002	41%	$887	38%	$115	13%
Production	649	26	629	27	20	3
Billboard, transit and other occupancy	154	6	148	6	6	4
Participation, distribution and royalty	298	12	311	13	(13)	(4)
Other	371	15	372	16	(1)	—

Total Operating Expenses	$2,474	100%	$2,347	100%	$127	5%

Programming expenses for the three months ended March 31, 2013 increased $115 million, or 13%, to $1.00 billion from $887 million for the same prior-year period, principally driven by higher sports programming costs associated with the CBS Television Network's 2013 broadcast of the Super Bowl, which is broadcast on CBS once every three years. This increase was partially offset by lower sports programming costs from the timing of the semifinals of the NCAA Tournament, which aired in the second quarter of 2013 versus the first quarter of 2012.

Production expenses for the three months ended March 31, 2013 increased $20 million, or 3%, to $649 million from $629 million for the same prior-year period, principally reflecting increased production costs associated with the Super Bowl broadcast in 2013. For the remainder of 2013, the Company expects production costs to increase mainly reflecting cost amortization associated with revenues from first-cycle domestic syndication availabilities.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Billboard, transit and other occupancy expenses for the three months ended March 31, 2013 increased $6 million, or 4%, to $154 million from $148 million for the same prior-year period, reflecting higher billboard lease and other occupancy costs, partially offset by lower transit costs.

Participation, distribution and royalty costs for the three months ended March 31, 2013 decreased $13 million, or 4%, to $298 million from $311 million for the same prior-year period, principally due to lower participations associated with the mix of titles licensed for syndication.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $8 million, or 1%, to $650 million for the three months ended March 31, 2013, primarily due to higher stock-based compensation resulting from the Company's higher stock price and professional fees associated with the conversion of Outdoor Americas into a REIT. These increases were partially offset by $11 million lower pension and postretirement benefits costs in 2013, principally reflecting the benefit from pre-funding pension plans in 2012 and the favorable performance of pension plan assets in 2012, as well as costs incurred during the first quarter of 2012 relating to a Publishing legal matter. SG&A expenses as a percentage of revenues were 16% and 17% for the three months ended March 31, 2013 and 2012, respectively.

Impairment Charges

During the first quarter of 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Depreciation and Amortization

For the three months ended March 31, 2013, depreciation and amortization decreased $3 million, or 3%, to $116 million.

Interest Expense

For the three months ended March 31, 2013, interest expense decreased $15 million, or 14%, to $95 million from $110 million for the same prior-year period, primarily driven by the Company's debt refinancing during 2012. The Company had $5.92 billion of long-term debt outstanding at both March 31, 2013 and March 31, 2012, at weighted average interest rates of 6.0% and 6.5%, respectively. At March 31, 2013, the Company also had $550 million of commercial paper outstanding at a weighted average interest rate of 0.4%.

Interest Income

For the three months ended March 31, 2013, interest income remained flat at $2 million compared to the same prior-year period.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, Net

For the three months ended March 31, 2013 and 2012, "Other items, net" primarily consisted of foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2013 increased to $234 million from $201 million for the same prior-year period, driven by the increase in earnings from continuing operations before income taxes. The Company's effective income tax rate decreased slightly to 33.2% for the three months ended March 31, 2013 versus 33.6% for the comparable prior-year period.

Equity in Loss of Investee Companies, Net of Tax

For the three months ended March 31, 2013, equity in loss of investee companies, net of tax, increased $4 million to a loss of $8 million, reflecting the Company's share of the operating results of its equity investments.

Net Earnings from Continuing Operations

For the three months ended March 31, 2013 and 2012, the Company reported net earnings from continuing operations of $463 million and $394 million, respectively.

Net Loss from Discontinued Operations

During the fourth quarter of 2012, the Company initiated a plan to divest Outdoor Europe. Outdoor Europe is expected to be sold by the end of 2013. As a result, Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

The following table sets forth details of the net loss from discontinued operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

Revenues from discontinued operations	$123	$128

Loss from discontinued operations before income taxes	(36)	(28)
Income tax benefit (provision)	16	(3)

Net loss from discontinued operations, net of tax	$(20)	$(31)

Net Earnings and Diluted EPS

For the three months ended March 31, 2013, net earnings of $443 million, or $.69 per diluted share, increased from $363 million, or $.54 per diluted share, for the same prior-year period, principally due to the growth in operating income. The increase in diluted EPS also reflected lower weighted average shares outstanding as a result of the Company's share repurchase program.

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

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by (used for) operating activities as a measure of liquidity or net earnings (loss) as a measure of operating performance. Free cash flow, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, does not necessarily represent funds available for discretionary use and is not necessarily a measure of the Company's ability to fund its cash needs. When comparing free cash flow to net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions that are not reflected in free cash flow.

The following table presents a reconciliation of the Company's net cash flow provided by operating activities to free cash flow.

	Three Months Ended March 31,
	2013	2012

Net cash flow provided by operating activities	$587	$646
Capital expenditures	(34)	(35)
Exclude net cash flow used for operating activities from discontinued operations	(23)	(9)

Free cash flow	$576	$620

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("OIBDA"), restructuring charges and impairment charges ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three months ended March 31, 2013 and 2012. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings (loss) is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

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

	Three Months Ended March 31,
	2013	2012

Revenues:
Entertainment	$2,539	$2,318
Cable Networks	478	452
Publishing	171	176
Local Broadcasting	638	622
Outdoor Americas	281	288
Eliminations	(67)	(60)

Total Revenues	$4,040	$3,796

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Segment OIBDA:
Entertainment	$480	$411
Cable Networks	231	209
Publishing	12	10
Local Broadcasting	199	171
Outdoor Americas	74	76
Corporate	(80)	(70)

Total Segment OIBDA	916	807
Impairment charges	—	(11)
Depreciation and amortization	(116)	(119)

Operating Income	$800	$677

Operating Income (Loss):
Entertainment	$440	$370
Cable Networks	227	204
Publishing	10	8
Local Broadcasting	176	138
Outdoor Americas	32	33
Corporate	(85)	(76)

Total Operating Income	$800	$677

Depreciation and Amortization:
Entertainment	$40	$41
Cable Networks	4	5
Publishing	2	2
Local Broadcasting	23	22
Outdoor Americas	42	43
Corporate	5	6

Total Depreciation and Amortization	$116	$119

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive)

(Contributed 63% and 61% to consolidated revenues for the three months ended March 31, 2013 and 2012, respectively, and 55% to consolidated operating income for both the three months ended March 31, 2013 and 2012.)

	Three Months Ended March 31,
	2013	2012

Revenues	$2,539	$2,318

Segment OIBDA	$480	$411
Depreciation and amortization	(40)	(41)

Operating income	$440	$370

Segment OIBDA as a % of revenues	19%	18%
Operating income as a % of revenues	17%	16%
Capital expenditures	$19	$17

For the three months ended March 31, 2013, Entertainment revenues increased 10% to $2.54 billion from $2.32 billion for the same prior-year period, led by 13% higher advertising revenues driven by the broadcast of Super Bowl XLVII on the CBS Television Network in 2013 and growth at CBS Interactive. These increases were partially offset by the timing of the semifinals of the NCAA Tournament, which aired during the second quarter of 2013 versus the first quarter of 2012, and one less week of NFL games during the first quarter of 2013. Revenue growth also reflects a 42% increase in affiliate and subscription fees driven by higher network affiliation fees. Content licensing and distribution revenues remained relatively flat, reflecting higher licensing revenues from digital streaming, which was offset by the timing of theatrical releases and a significant domestic syndication sale in the first quarter of 2012. Revenue comparisons for the remainder of 2013 will continue to benefit from incremental network affiliation fees associated with current agreements and expected renewals during 2013, as well as the first-cycle domestic syndication availabilities of The Good Wife and NCIS: Los Angeles.

For the three months ended March 31, 2013, Entertainment OIBDA increased $69 million, or 17%, to $480 million, with an increased OIBDA margin of one percentage point to 19%. These increases were primarily driven by the aforementioned revenue growth, which included increases from higher margin revenue streams.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 12% to consolidated revenues for both the three months ended March 31, 2013 and 2012, and 28%, and 30% to consolidated operating income for the three months ended March 31, 2013 and 2012, respectively.)

	Three Months Ended March 31,
	2013	2012

Revenues	$478	$452

Segment OIBDA	$231	$209
Depreciation and amortization	(4)	(5)

Operating income	$227	$204

Segment OIBDA as a % of revenues	48%	46%
Operating income as a % of revenues	47%	45%
Capital expenditures	$2	$1

For the three months ended March 31, 2013, Cable Networks revenues increased 6% to $478 million from $452 million for the same prior-year period, primarily driven by higher affiliate revenues, which reflect increases in rates and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks. As of March 31, 2013 subscriptions totaled 77 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 46 million for CBS Sports Network and 20 million for Smithsonian Networks.

For the three months ended March 31, 2013, Cable Networks OIBDA increased $22 million, or 11%, to $231 million from $209 million for the same prior-year period, primarily driven by the revenue growth partially offset by higher programming costs.

Publishing (Simon & Schuster)

(Contributed 4% and 5% to consolidated revenues for the three months ended March 31, 2013 and 2012, respectively, and 1% to consolidated operating income for both the three months ended March 31, 2013 and 2012.)

	Three Months Ended March 31,
	2013	2012

Revenues	$171	$176

Segment OIBDA	$12	$10
Depreciation and amortization	(2)	(2)

Operating income	$10	$8

Segment OIBDA as a % of revenues	7%	6%
Operating income as a % of revenues	6%	5%
Capital expenditures	$—	$—

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended March 31, 2013, Publishing revenues decreased 3% to $171 million from $176 million for the same prior-year period as the first quarter of 2012 benefited from the continued popularity of two 2011 releases, Steve Jobs by Walter Isaacson and 11/22/63 by Stephen King. Digital book sales increased 14% from the same prior-year period and represented 30% of Publishing's total revenues for the first quarter of 2013, compared to 26% for the same prior-year period. Bestselling titles for the first quarter of 2013 include Proof of Heaven by Eben Alexander and The Storyteller by Jodi Picoult.

For the three months ended March 31, 2013, Publishing OIBDA increased $2 million to $12 million from $10 million for the same prior-year period, primarily reflecting lower costs associated with legal matters and a decrease in operating expenses resulting from the growth in more profitable digital book sales.

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 16% to consolidated revenues for both the three months ended March 31, 2013 and 2012, and 22%, and 20% to consolidated operating income for the three months ended March 31, 2013 and 2012, respectively.)

	Three Months Ended March 31,
	2013	2012

Revenues	$638	$622

Segment OIBDA	$199	$171
Impairment charges	—	(11)
Depreciation and amortization	(23)	(22)

Operating income	$176	$138

Segment OIBDA as a % of revenues	31%	27%
Operating income as a % of revenues	28%	22%
Capital expenditures	$6	$10

For the three months ended March 31, 2013, Local Broadcasting revenues increased 3% to $638 million from $622 million for the same prior-year period. CBS Television Stations revenues increased 5%, primarily driven by the benefit of the 2013 broadcast of Super Bowl XLVII to the Company's owned CBS affiliated stations and higher retransmission revenues, partially offset by lower revenues from the nonrenewal of an unprofitable sports programming contract and the timing of the semifinals of the NCAA Tournament. CBS Radio revenues remained relatively flat compared with the same prior-year period as the benefit of the new CBS Sports Radio network, which was launched in January 2013, was offset by the impact of radio station dispositions in 2012.

For the three months ended March 31, 2013, Local Broadcasting OIBDA increased $28 million, or 16%, to $199 million from $171 million for the same prior-year period, primarily driven by the revenue growth, lower programming costs and the benefit from the nonrenewal of an unprofitable sports programming contract. During the first quarter of 2012, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill in connection with the disposition of the Company's radio stations in West Palm Beach.

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

Outdoor Americas (CBS Outdoor)

(Contributed 7% and 8% to consolidated revenues for the three months ended March 31, 2013 and 2012, respectively, and 4% and 5% to consolidated operating income for the three months ended March 31, 2013 and 2012, respectively.)

	Three Months Ended March 31,
	2013	2012

Revenues	$281	$288

Segment OIBDA	$74	$76
Depreciation and amortization	(42)	(43)

Operating income	$32	$33

Segment OIBDA as a % of revenues	26%	26%
Operating income as a % of revenues	11%	11%
Capital expenditures	$6	$7

For the three months ended March 31, 2013, Outdoor Americas revenues decreased 2% to $281 million from $288 million for the same prior-year period, principally reflecting the nonrenewal of several low-margin and unprofitable contracts, as well as declines in Canada and Mexico. Revenues in the United States were comparable to the same prior-year period. Approximately 12% and 14% of Outdoor Americas revenues were generated from regions outside the United States for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013, Outdoor Americas OIBDA decreased 3% to $74 million from $76 million for the same prior-year period. This decrease reflects the revenue decline, including the nonrenewal of the aforementioned contracts, as well as higher expenses, primarily due to timing, which was offset by a gain on the sale of outdoor advertising structures.

During the first quarter of 2013, the Company submitted a private letter ruling request with the IRS to qualify its Outdoor Americas business as a REIT. The Company is currently preparing a registration statement to be filed with the SEC for the initial public offering of a minority ownership in Outdoor Americas. In addition, during the fourth quarter of 2012, the Company initiated a plan to divest Outdoor Europe. Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

Corporate

Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended March 31, 2013, corporate expenses increased 12% to $85 million from $76 million for the same prior-year period, reflecting increased

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

stock-based compensation associated with the Company's higher stock price. This increase was partially offset by lower pension and postretirement benefit costs in the first quarter of 2013, primarily due to the benefit from pre-funding pension plans in 2012, as well as the favorable performance of pension plan assets in 2012.

Financial Position

Current assets decreased by $461 million to $5.26 billion at March 31, 2013 from $5.72 billion at December 31, 2012, primarily due to a decrease in cash and lower prepaid program rights. The decrease to prepaid program rights reflects the broadcast of Super Bowl XLVII on the CBS Television Network in 2013. The allowance for doubtful accounts as a percentage of receivables was 2.6% and 2.5% at March 31, 2013 and December 31, 2012, respectively.

Net property and equipment of $2.22 billion at March 31, 2013 decreased $56 million from $2.27 billion at December 31, 2012, primarily reflecting depreciation expense of $90 million, partially offset by capital expenditures of $34 million.

Other assets increased by $201 million to $1.75 billion at March 31, 2013 from $1.55 billion at December 31, 2012, primarily reflecting additional investment in joint ventures and an increase in long-term receivables associated with revenues from licensing agreements for digital streaming.

Current liabilities increased by $499 million to $4.44 billion at March 31, 2013 from $3.94 billion at December 31, 2012, primarily reflecting commercial paper borrowings and higher sports programming rights related to the timing of the NCAA Tournament, partially offset by decreases in accounts payable and accrued compensation reflecting the timing of payments.

Cash Flows

Cash and cash equivalents decreased by $299 million for the three months ended March 31, 2013 and increased by $134 million for the three months ended March 31, 2012. The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2013	2012

Cash provided by (used for) operating activities from:
Continuing operations	$610	$655
Discontinued operations	(23)	(9)

Cash provided by operating activities	587	646

Cash used for investing activities from:
Continuing operations	(50)	(136)
Discontinued operations	(4)	(4)

Cash flow used for investing activities	(54)	(140)

Cash used for financing activities from:
Continuing operations	(832)	(372)
Discontinued operations	—	—

Cash flow used for financing activities	(832)	(372)

Net (decrease) increase in cash and cash equivalents	$(299)	$134

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Activities.    For the three months ended March 31, 2013, cash provided by operating activities from continuing operations decreased $45 million to $610 million from $655 million for the same prior-year period as the increase in operating income was more than offset by lower contributions from working capital, primarily reflecting increased investment in television content and the timing of payments.

Cash paid for income taxes from continuing operations for the three months ended March 31, 2013 was $27 million versus $21 million for the three months ended March 31, 2012.

Investing Activities.    Cash used for investing activities from continuing operations of $50 million for the three months ended March 31, 2013 principally reflected capital expenditures of $34 million and investments of $30 million, primarily in domestic television joint ventures. Cash used for investing activities from continuing operations of $136 million for the three months ended March 31, 2012 principally reflected capital expenditures of $35 million, payments for acquisitions of $69 million primarily reflecting the acquisitions of a television station and a radio station, and investments of $34 million, primarily in domestic and international television joint ventures.

Financing Activities.    Cash used for financing activities of $832 million for the three months ended March 31, 2013 principally reflected payments for the repurchase of CBS Corp. Class B Common Stock of $1.29 billion and the payment of employee payroll taxes in lieu of issuing shares for restricted stock ("RSU") unit vests of $117 million, partially offset by proceeds from commercial paper borrowings of $550 million. Cash used for financing activities of $372 million for the three months ended March 31, 2012 principally reflected the repayment of notes of $700 million, the repurchase of CBS Corp. Class B Common Stock for $260 million, and payment of employee payroll taxes in lieu of issuing shares for RSU vests of $87 million, partially offset by proceeds from the issuance of notes of $690 million.

Repurchase of Company Stock and Cash Dividends

During the first quarter of 2013, the Company initiated a $1.0 billion ASR transaction through which 17.9 million shares of CBS Corp. Class B Common Stock were delivered during the first quarter of 2013. The Company anticipates that approximately 4.3 million additional shares will be delivered at the conclusion of the ASR during the second quarter of 2013. In addition, during the first quarter of 2013, the Company repurchased 6.2 million shares of CBS Corp. Class B Common Stock in the open market for $262 million, at an average cost of $42.68 per share. At March 31, 2013, the Company had $1.25 billion of authorization remaining under its share repurchase program.

During the first quarter of 2013, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock payable on April 1, 2013. The total dividend was $75 million of which $74 million was paid on April 1, 2013 and $1 million was accrued to be paid upon vesting of RSUs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure

The following table sets forth the Company's debt.

	At March 31, 2013	At December 31, 2012

Commercial paper	$550	$—
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,862	5,863
Obligations under capital leases	68	72

Total debt	6,480	5,935
Less discontinued operations debt (b)	13	13

Total debt from continuing operations	6,467	5,922
Less commercial paper	550	—
Less current portion of long-term debt	16	18

Total long-term debt from continuing operations, net of current portion	$5,901	$5,904

  (a)
  The senior debt balances included (i) a net unamortized discount of $16 million at both March 31, 2013 and December 31, 2012 and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $22 million and $23 million at March 31, 2013 and December 31, 2012, respectively. The face value of the Company's senior debt was $5.86 billion at both March 31, 2013 and December 31, 2012.

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

Commercial Paper

At March 31, 2013, the Company had $550 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of approximately 0.4% and maturities of less than thirty days.

Credit Facility

During the first quarter of 2013, the Company amended and extended its $2.0 billion revolving credit facility (the "Credit Facility") to March 15, 2018. The amended facility provides for lower borrowing rates and fees, as well as more favorable covenant requirements. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter, as further described in the Credit Facility. At March 31, 2013, the Company's Consolidated Leverage Ratio was approximately 1.7x.

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

The Credit Facility is used for general corporate purposes, including support of the Company's commercial paper program. At March 31, 2013, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.99 billion of remaining availability at March 31, 2013, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

During the first quarter of 2013, the Company used proceeds from commercial paper borrowings, along with cash on hand, to repurchase $1 billion of CBS Corp. Class B Common Stock through an ASR transaction. At March 31, 2013, the Company had $550 million of commercial paper borrowings outstanding. The Company expects to repay these short-term borrowings during 2013 using cash generated from operations and proceeds from potential dispositions. In addition, funding for the Company's long-term debt obligations due over the next five years of $699 million is expected to come from cash generated from operating activities and the Company's ability to access capital markets.

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2013, the outstanding letters of credit and surety bonds approximated $434 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2013, the Company had pending approximately 46,070 asbestos claims, as compared with approximately 45,900 as of December 31, 2012 and 48,650 as of March 31, 2012. During the first quarter of 2013, the Company received approximately 1,130 new claims and closed or moved to an inactive docket approximately 960 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2012 and 2011 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $21 million and $33 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2013, NAI directly or indirectly owned approximately 79.7% of CBS Corp.'s voting Class A Common Stock and owned approximately 6.5% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $56 million and $64 million for the three months ended March 31, 2013 and 2012, respectively.

As part of its normal course of business, the Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $7 million and $6 million for the three months ended March 31, 2013 and 2012, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at March 31, 2013 and December 31, 2012.

	At March 31, 2013	At December 31, 2012

Amounts due from Viacom Inc.
Receivables	$113	$124
Other assets (Receivables, noncurrent)	112	133

Total amounts due from Viacom Inc.	$225	$257

Other Related Parties    The Company has equity interests in a domestic television network and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $32 million and $36 million for the three months ended March 31, 2013 and 2012, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

During the first quarter of 2013, the Company adopted the FASB guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income (See Note 9 to the consolidated financial statements).

Recent Pronouncements

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance the Company is required to measure its obligations under such arrangements as the sum of the amount it agreed to pay in the arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The Company is also required to disclose the nature and amount of the obligation. The Company is currently evaluating the impact of this guidance on its consolidated financial statements, which is effective for reporting periods beginning after December 15, 2013.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a discussion of the Company's critical accounting policies.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the inability to obtain the requisite regulatory approvals and changes in legislation, tax rules or market conditions, which could adversely impact timing and the ability to consummate or achieve the benefits of transactions involving the Company's Outdoor business; the inability to divest the Company's Outdoor operations in Europe on terms that the Company finds acceptable; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. The Company subsequently announced that its Board of Directors approved increases to this share repurchase program of $1.5 billion on November 3, 2011 and $1.7 billion on July 26, 2012. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended March 31, 2013 under this publicly announced share repurchase program.

(In millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

January 1, 2013 – January 31, 2013	2.3	$39.94	2.3	$2,420
February 1, 2013 – February 28, 2013	19.9	(a)	19.9	$1,337
March 1, 2013 – March 31, 2013	1.9	$45.69	1.9	$1,249

Total	24.1	(b)	24.1	$1,249

(a)
During February 2013, the Company initiated a $1.0 billion accelerated share repurchase ("ASR") transaction through which 17.9 million shares of CBS Corp. Class B Common Stock were delivered during February 2013. The Company anticipates that approximately 4.3 million additional shares will be delivered upon settlement of the ASR during the second quarter of 2013. In addition, during February 2013, the Company repurchased 2.0 million shares of CBS Corp. Class B Common Stock at an average price of $42.97 per share.

(b)
The Company's total repurchases includes 6.2 million shares of CBS Corp. Class B Common Stock that were repurchased in the open market for $262 million, at an average price of $42.68 per share, and 17.9 million shares that were delivered as part of a $1.0 billion ASR.

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
(a)
Amended and Restated $2.0 Billion Credit Agreement, dated as of March 18, 2013, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc, UBS Loan Finance LLC and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CBS Corporation on March 21, 2013 (File No. 001-09553)).
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

CBS CORPORATION (Registrant)
Date: May 1, 2013	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Executive Vice President and Chief Financial Officer
Date: May 1, 2013	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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
(a)
Amended and Restated $2.0 Billion Credit Agreement, dated as of March 18, 2013, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc, UBS Loan Finance LLC and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CBS Corporation on March 21, 2013 (File No. 001-09553)).
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