Form 10-Q
period 2013-06-30
CBS CORP
filed 2013-07-31
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of common stock outstanding at July 26, 2013:

        Class A Common Stock, par value $.001 per share—39,287,032

        Class B Common Stock, par value $.001 per share—565,520,041

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,

	2013		2012		2013		2012

Revenues		$3,699		$3,329		$7,739		$7,125

Expenses:
Operating		2,064		1,753		4,538		4,100
Selling, general and administrative		683		665		1,333		1,307
Impairment charges (Note 3)		—		—		—		11
Depreciation and amortization		114		119		230		238

Total expenses		2,861		2,537		6,101		5,656

Operating income		838		792		1,638		1,469
Interest expense		(93)		(104)		(188)		(214)
Interest income		2		1		4		3
Gain on early extinguishment of debt		—		—		—		25
Other items, net		(7)		3		(9)		8

Earnings from continuing operations before income taxes and equity in loss of investee companies		740		692		1,445		1,291
Provision for income taxes		(256)		(228)		(490)		(429)
Equity in loss of investee companies, net of tax		(8)		(12)		(16)		(16)

Net earnings from continuing operations		476		452		939		846
Net loss from discontinued operations, net of tax (Note 4)		(4)		(25)		(24)		(56)

Net earnings		$472		$427		$915		$790

Basic net earnings (loss) per common share:
Net earnings from continuing operations		$.78		$.70		$1.53		$1.31
Net loss from discontinued operations		$(.01)		$(.04)		$(.04)		$(.09)
Net earnings		$.78		$.66		$1.49		$1.22
Diluted net earnings (loss) per common share:
Net earnings from continuing operations		$.76		$.68		$1.49		$1.27
Net loss from discontinued operations		$(.01)		$(.04)		$(.04)		$(.08)
Net earnings		$.76		$.65		$1.45		$1.19
Weighted average number of common shares outstanding:
Basic		609		646		615		648
Diluted		624		661		631		664
Dividends per common share	$	..12	$	..10	$	..24	$	..20

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Net earnings	$472	$427	$915	$790

Other comprehensive income (loss) from continuing operations, net of tax:
Cumulative translation adjustments	(9)	(21)	(9)	(5)
Amortization of net actuarial loss	11	7	22	15
Change in fair value of cash flow hedges	(1)	—	(1)	—
Unrealized gain on securities	—	—	1	1

Other comprehensive income (loss) from continuing operations, net of tax	1	(14)	13	11
Other comprehensive income (loss) from discontinued operations, net of tax	—	1	(9)	(5)

Total other comprehensive income (loss), net of tax	1	(13)	4	6

Total comprehensive income	$473	$414	$919	$796

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At June 30, 2013	At December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$282	$708
Receivables, less allowances of $78 (2013) and $81 (2012)	2,998	3,137
Programming and other inventory (Note 5)	449	859
Deferred income tax assets, net	261	253
Prepaid income taxes	—	27
Prepaid expenses	249	206
Other current assets	328	312
Current assets of discontinued operations	203	218

Total current assets	4,770	5,720

Property and equipment:
Land	331	330
Buildings	722	718
Capital leases	166	194
Advertising structures	1,681	1,689
Equipment and other	2,017	2,057

	4,917	4,988
Less accumulated depreciation and amortization	2,689	2,717

Net property and equipment	2,228	2,271

Programming and other inventory (Note 5)	1,545	1,582
Goodwill	8,569	8,567
Intangible assets (Note 3)	6,480	6,515
Other assets	1,842	1,551
Assets of discontinued operations	259	260

Total Assets	$25,693	$26,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$218	$386
Accrued compensation	246	374
Participants' share and royalties payable	861	953
Program rights	400	455
Deferred revenues	149	232
Income taxes payable	34	—
Commercial paper (Note 7)	453	—
Current portion of long-term debt (Note 7)	21	18
Accrued expenses and other current liabilities	1,221	1,282
Current liabilities of discontinued operations	222	241

Total current liabilities	3,825	3,941

Long-term debt (Note 7)	5,949	5,904
Pension and postretirement benefit obligations	1,659	1,860
Deferred income tax liabilities, net	1,314	1,254
Other liabilities	3,176	3,122
Liabilities of discontinued operations	169	172
Commitments and contingencies (Note 11)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized;
39 (2013) and 43 (2012) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized;
798 (2013) and 785 (2012) shares issued	1	1
Additional paid-in capital	43,450	43,424
Accumulated deficit	(25,854)	(26,769)
Accumulated other comprehensive loss (Note 9)	(565)	(569)

	17,032	16,087
Less treasury stock, at cost; 232 (2013) and 198 (2012) Class B shares	7,431	5,874

Total Stockholders' Equity	9,601	10,213

Total Liabilities and Stockholders' Equity	$25,693	$26,466

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,

	2013	2012

Operating Activities:
Net earnings	$915	$790
Less: Net loss from discontinued operations	(24)	(56)

Net earnings from continuing operations	939	846
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	230	238
Impairment charges	—	11
Stock-based compensation	109	80
Redemption of debt	—	(25)
Equity in loss of investee companies, net of tax and distributions	24	19
Change in assets and liabilities, net of investing and financing activities	(229)	99

Net cash flow provided by operating activities from continuing operations	1,073	1,268

Net cash flow used for operating activities from discontinued operations	(22)	(10)

Net cash flow provided by operating activities	1,051	1,258

Investing Activities:
Acquisitions, net of cash acquired	(30)	(69)
Capital expenditures	(83)	(84)
Investments in and advances to investee companies	(139)	(39)
Proceeds from sale of investments	18	6
Proceeds from dispositions	12	1

Net cash flow used for investing activities from continuing operations	(222)	(185)

Net cash flow used for investing activities from discontinued operations	(8)	(9)

Net cash flow used for investing activities	(230)	(194)

Financing Activities:
Proceeds from short-term debt borrowings, net	452	—
Proceeds from issuance of notes	—	1,567
Repayment of notes	—	(700)
Payment of capital lease obligations	(9)	(10)
Payment of contingent consideration	(30)	(33)
Dividends	(155)	(135)
Purchase of Company common stock	(1,579)	(564)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(139)	(105)
Proceeds from exercise of stock options	98	71
Excess tax benefit from stock-based compensation	119	73
Other financing activities	(4)	—

Net cash flow (used for) provided by financing activities	(1,247)	164

Net (decrease) increase in cash and cash equivalents	(426)	1,228
Cash and cash equivalents at beginning of period	708	660

Cash and cash equivalents at end of period	$282	$1,888

Supplemental disclosure of cash flow information
Cash paid for interest	$180	$196
Cash paid for income taxes	$259	$273
Equipment acquired under capitalized leases	$58	$1

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios and CBS Global Distribution Group; CBS Films; and CBS Interactive), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor Americas (CBS Outdoor). In July 2013, the Company entered into an agreement for the sale of its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia ("Outdoor Europe"). Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For both the three and six months ended June 30, 2013, stock options to purchase 2 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2012, stock options to purchase 3 million and 4 million shares of Class B Common Stock, respectively, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2013	2012	2013	2012

Weighted average shares for basic EPS	609	646	615	648
Dilutive effect of shares issuable under stock-based compensation plans	15	15	16	16

Weighted average shares for diluted EPS	624	661	631	664

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the six months ended June 30, 2013 and 2012, the Company recorded dividends of $149 million and $132 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Recent Pronouncements

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, the Company is required to measure its obligations under such arrangements as the sum of the amount it agreed to pay in the arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The Company is also required to disclose the nature and amount of the obligation. The Company is currently evaluating the impact of this guidance on its consolidated financial statements, which is effective for reporting periods beginning after December 15, 2013.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

RSUs and PSUs	$34	$30	$66	$59
Stock options and equivalents	15	9	43	21

Stock-based compensation expense, before income taxes	49	39	109	80
Related tax benefit	(19)	(15)	(42)	(31)

Stock-based compensation expense, net of tax benefit	$30	$24	$67	$49

During the six months ended June 30, 2013, the Company granted 4 million RSUs with a weighted average per unit grant date fair value of $43.80. RSUs granted during the first six months of 2013 vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the Company's shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the six months ended June 30, 2013, the Company also granted 3 million stock options with a weighted average exercise price of $44.04. Stock options granted during the first six months of 2013 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at June 30, 2013 was $246 million, which is expected to be recognized over a weighted average period of 2.4 years. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2013 was $78 million, which is expected to be recognized over a weighted average period of 2.5 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At June 30, 2013	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Permits and leasehold agreements	$894	$(653)	$241
Franchise agreements	477	(321)	156
Trade names	222	(35)	187
Other intangible assets	232	(168)	64

Total intangible assets subject to amortization	1,825	(1,177)	648
FCC licenses	5,832	—	5,832

Total intangible assets	$7,657	$(1,177)	$6,480

At December 31, 2012	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Permits and leasehold agreements	$889	$(635)	$254
Franchise agreements	477	(309)	168
Trade names	213	(28)	185
Other intangible assets	245	(169)	76

Total intangible assets subject to amortization	1,824	(1,141)	683
FCC licenses	5,832	—	5,832

Total intangible assets	$7,656	$(1,141)	$6,515

Amortization expense was $24 million and $28 million for the three months ended June 30, 2013 and 2012, respectively, and $50 million and $55 million for the six months ended June 30, 2013 and 2012, respectively.

The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2013 through 2017, to be as follows:

	2013	2014	2015	2016	2017

Amortization expense	$100	$89	$79	$69	$43

During the first quarter of 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

4) DISCONTINUED OPERATIONS

In July 2013, the Company entered into an agreement with an affiliate of Platinum Equity for the sale of Outdoor Europe for approximately $225 million. The transaction is expected to be completed in 2013. Upon completion, the Company expects to record an after-tax charge of approximately

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

$100 million associated with exiting an unprofitable contractual arrangement and for the estimated fair value of guarantees, which historically have been intercompany but upon the closing of the transaction will become third-party guarantees. The actual amount of the charge may be different from the Company's current expectations. This transaction is subject to customary closing conditions. Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

The following table sets forth details of the net loss from discontinued operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues from discontinued operations	$139	$147	$262	$275

Loss from discontinued operations before income taxes	$(11)	$(29)	$(47)	$(57)
Income tax benefit	7	4	23	1

Net loss from discontinued operations, net of tax	$(4)	$(25)	$(24)	$(56)

Noncurrent assets of discontinued operations of $259 million at June 30, 2013 and $260 million at December 31, 2012, primarily consist of net property and equipment of $108 million and $103 million, respectively, and goodwill of $48 million and $49 million, respectively. Noncurrent liabilities from discontinued operations primarily relate to aircraft leases from previously disposed businesses that are generally expected to liquidate in accordance with contractual terms.

5) PROGRAMMING AND OTHER INVENTORY

	At June 30, 2013	At December 31, 2012

Program rights	$959	$1,389
Television programming:
Released (including acquired libraries)	784	781
In process and other	111	128
Theatrical programming:
Released	14	25
In process and other	67	60
Publishing, primarily finished goods	58	57
Other	1	1

Total programming and other inventory	1,994	2,441
Less current portion	449	859

Total noncurrent programming and other inventory	$1,545	$1,582

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2013, NAI directly or indirectly owned approximately 79.1% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6.6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $75 million and $70 million for the three months ended June 30, 2013 and 2012, respectively, and $131 million and $134 million for the six months ended June 30, 2013 and 2012, respectively.

The Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $3 million for both the three months ended June 30, 2013 and 2012, and $10 million and $9 million for the six months ended June 30, 2013 and 2012, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at June 30, 2013 and December 31, 2012.

	At June 30, 2013	At December 31, 2012

Receivables	$110	$124
Other assets (Receivables, noncurrent)	146	133

Total amounts due from Viacom Inc.	$256	$257

Other Related Parties    The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $30 million and $35 million for the three months ended June 30, 2013 and 2012, respectively, and $62 million and $71 million for the six months ended June 30, 2013 and 2012, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At June 30, 2013	At December 31, 2012

Commercial paper	$453	$—
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,862	5,863
Obligations under capital leases	121	72

Total debt	6,436	5,935
Less discontinued operations debt (b)	13	13

Total debt from continuing operations	6,423	5,922
Less commercial paper	453	—
Less current portion of long-term debt	21	18

Total long-term debt from continuing operations, net of current portion	$5,949	$5,904

  (a)
  At June 30, 2013 and December 31, 2012, the senior debt balances included (i) a net unamortized discount of $15 million and $16 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $21 million and $23 million, respectively. The face value of the Company's senior debt was $5.86 billion at both June 30, 2013 and December 31, 2012.

  (b)
  Included in noncurrent "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., has no guarantor.

At June 30, 2013, the Company classified $99 million of notes maturing in June 2014 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Commercial Paper

At June 30, 2013, the Company had $453 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of approximately 0.3% and maturities of less than ninety days.

Credit Facility

During the first quarter of 2013, the Company amended and extended its $2.0 billion revolving credit facility (the "Credit Facility") to March 15, 2018. The amended facility provides for lower borrowing rates and fees, as well as more favorable covenant requirements. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2013, the Company's Consolidated Leverage ratio was approximately 1.7x.

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

The Credit Facility is used for general corporate purposes, including support of the Company's commercial paper program. At June 30, 2013, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2013	2012	2013	2012

Components of net periodic cost:
Service cost	$10	$9	$—	$—
Interest cost	53	61	6	8
Expected return on plan assets	(68)	(62)	—	—
Amortization of actuarial losses (gains) (a)	22	18	(4)	(4)

Net periodic cost	$17	$26	$2	$4

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2013	2012	2013	2012

Components of net periodic cost:
Service cost	$20	$18	$—	$—
Interest cost	106	122	12	16
Expected return on plan assets	(136)	(124)	—	—
Amortization of actuarial losses (gains) (a)	44	36	(8)	(8)

Net periodic cost	$34	$52	$4	$8

  (a)
  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

During the six months ended June 30, 2013, the Company made discretionary contributions of $150 million to pre-fund its qualified pension plans.

9) STOCKHOLDERS' EQUITY

During the second quarter of 2013, the Company repurchased 6.1 million shares of its Class B Common Stock for $296 million, at an average cost of $48.33 per share, and also received 4.3 million shares of its Class B Common stock upon the settlement of an accelerated share repurchase ("ASR") transaction that was initiated during the first quarter of 2013. During the six months ended June 30, 2013, the Company repurchased 34.5 million shares of its Class B Common Stock for $1.56 billion, at an average cost of $45.20 per share.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the second quarter of 2013, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common stock payable on July 1, 2013. The total dividend was $74 million of which $73 million was paid on July 1, 2013 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the six months ended June 30, 2013 were $149 million.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost (a)	Change in Fair Value of Cash Flow Hedges	Unrealized Gain on Securities	Other Comprehensive Income	Accumulated Other Comprehensive Income (Loss)

At December 31, 2012	$91	$(948)	$—	$2	$286	$(569)

Other comprehensive income (loss) before reclassifications	(9)	—	(1)	1	(9)	(18)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—	22	—	—	—	22

Net other comprehensive income (loss)	(9)	22	(1)	1	(9)	4

At June 30, 2013	$82	$(926)	(1)	$3	$277	$(565)

  (a)
  See Note 8 for additional details of items reclassified from accumulated other comprehensive income (loss) to net earnings.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $14 million for the six months ended June 30, 2013.

10) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes for the three months ended June 30, 2013 increased to $256 million from $228 million and for the six months ended June 30, 2013 increased to $490 million from $429 million for the comparable prior-year periods, in both cases driven by the increase in earnings from continuing operations before income taxes. The effective income tax rate increased to 34.6% for the three months ended June 30, 2013 versus 32.9% for the three months ended June 30, 2012 and increased to 33.9% for the six months ended June 30, 2013 versus 33.2% for the six months ended June 30, 2012. The higher effective income tax rates for 2013 were driven by an increase in domestic pre-tax income.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During July 2013, the Company and the IRS settled the Company's income tax audit for the years 2008, 2009, and 2010. The IRS is expected to commence its examination of the years 2011 and 2012 in the fourth quarter of 2013. In 2013, the Company also expects to settle an audit in a foreign jurisdiction related to a previously disposed business that is accounted for as a discontinued operation. In addition, various tax years are currently under examination by state and local and other foreign tax authorities. For tax audits that are currently settled, the Company expects the reserve for uncertain tax positions to decrease during 2013 by approximately $15 million, plus accrued interest, a portion of which may impact the Company's effective income tax rate. In addition, with respect to open tax years in all jurisdictions, the Company currently believes that it is reasonably possible that the reserve for uncertain tax positions will decrease within the next twelve months; however, as it is difficult to predict the final outcome of any particular tax matter, an estimate of any additional impact to the reserve for uncertain tax positions cannot currently be determined.

11) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2013, the outstanding letters of credit and surety bonds approximated $444 million and were not recorded on the Consolidated Balance Sheet.

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable.

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

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. On June 20, 2013, Simon & Schuster and certain other Publishing parties entered into a settlement agreement in the MDL litigation (as described below) covering claims of Minnesota residents (the "Minnesota Settlement"). The Minnesota Settlement is subject to court approval. The Company believes that the settlements with the DOJ, the States and the Minnesota Settlement will not have a material adverse effect on its results of operations, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. As noted above, on June 20, 2013, Simon & Schuster entered into the Minnesota Settlement, subject to court approval. Upon approval of the Minnesota Settlement by the court, Simon & Schuster will be dismissed with prejudice from the MDL litigation and only those individuals who elect to opt out of the States settlement or the Minnesota Settlement will have any potential claims against Simon & Schuster.

Commencing on February 24, 2012, similar antitrust suits have been filed under Canadian law against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to defend itself in the Canadian matters.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2013, the Company had pending approximately 45,320 asbestos claims, as compared with approximately 45,900 as of December 31, 2012 and 46,020 as of June 30, 2012. During the second quarter of 2013, the Company received approximately 910 new claims and closed or moved to an inactive docket approximately 1,660 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2012 and 2011 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $21 million and $33 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) RESTRUCTURING CHARGES

During the year ended December 31, 2012, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $19 million, reflecting $13 million of severance costs and $6 million of costs associated with exiting contractual obligations. During the year ended December 31, 2011, the Company recorded restructuring charges of $43 million, reflecting $9 million of severance costs and $34 million of costs associated with exiting contractual obligations. As of June 30, 2013, the cumulative amount paid for the 2012 and 2011 restructuring charges was $42 million, of which $19 million was for the severance costs and $23 million was related to costs associated with contractual obligations. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2012	2013 Payments	Balance at June 30, 2013

Entertainment	$25	$(10)	$15
Publishing	2	(1)	1
Local Broadcasting	7	(3)	4
Corporate	1	(1)	—

Total	$35	$(15)	$20

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

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investments	$70	$—	$—	$70
Foreign currency hedges	—	6	—	6

Total Assets	$70	$6	$—	$76

Liabilities:
Deferred compensation	$—	$225	$—	$225
Foreign currency hedges	—	2	—	2

Total Liabilities	$—	$227	$—	$227

At December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investments	$70	$—	$—	$70

Total Assets	$70	$—	$—	$70

Liabilities:
Deferred compensation	$—	$201	$—	$201
Foreign currency hedges	—	2	—	2

Total Liabilities	$—	$203	$—	$203

The fair value of investments is determined based on publicly quoted market prices in active markets. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At both June 30, 2013 and December 31, 2012, the carrying value of the senior debt was $5.86 billion and the fair value, which is estimated, based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $6.72 billion and $7.16 billion, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues:
Entertainment	$2,008	$1,707	$4,547	$4,025
Cable Networks	518	446	996	898
Publishing	189	189	360	365
Local Broadcasting	698	704	1,336	1,326
Outdoor Americas	335	334	616	622
Eliminations	(49)	(51)	(116)	(111)

Total Revenues	$3,699	$3,329	$7,739	$7,125

Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Intercompany Revenues:
Entertainment	$42	$44	$104	$97
Local Broadcasting	4	5	7	9
Outdoor Americas	3	2	5	5

Total Intercompany Revenues	$49	$51	$116	$111

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Segment OIBDA:
Entertainment	$429	$426	$909	$837
Cable Networks	207	190	438	399
Publishing	21	9	33	19
Local Broadcasting	255	248	454	419
Outdoor Americas	107	103	181	179
Corporate	(67)	(65)	(147)	(135)

Total Segment OIBDA	952	911	1,868	1,718
Impairment charges	—	—	—	(11)
Depreciation and amortization	(114)	(119)	(230)	(238)

Operating income	838	792	1,638	1,469
Interest expense	(93)	(104)	(188)	(214)
Interest income	2	1	4	3
Gain on early extinguishment of debt	—	—	—	25
Other items, net	(7)	3	(9)	8

Earnings from continuing operations before income taxes and equity in loss of investee companies	740	692	1,445	1,291
Provision for income taxes	(256)	(228)	(490)	(429)
Equity in loss of investee companies, net of tax	(8)	(12)	(16)	(16)

Net earnings from continuing operations	476	452	939	846
Net loss from discontinued operations, net of tax	(4)	(25)	(24)	(56)

Net earnings	$472	$427	$915	$790

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Operating Income (Loss):
Entertainment	$391	$385	$831	$755
Cable Networks	202	184	429	388
Publishing	20	7	30	15
Local Broadcasting	234	225	410	363
Outdoor Americas	65	62	97	95
Corporate	(74)	(71)	(159)	(147)

Total Operating Income	$838	$792	$1,638	$1,469

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Depreciation and Amortization:
Entertainment	$38	$41	$78	$82
Cable Networks	5	6	9	11
Publishing	1	2	3	4
Local Broadcasting	21	23	44	45
Outdoor Americas	42	41	84	84
Corporate	7	6	12	12

Total Depreciation and Amortization	$114	$119	$230	$238

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Stock-based Compensation:
Entertainment	$15	$14	$30	$27
Cable Networks	2	2	4	3
Publishing	1	—	2	1
Local Broadcasting	7	6	14	12
Outdoor Americas	1	2	3	3
Corporate	23	15	56	34

Total Stock-based Compensation	$49	$39	$109	$80

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Capital Expenditures:
Entertainment	$24	$19	$43	$36
Cable Networks	2	3	4	4
Publishing	1	—	1	—
Local Broadcasting	12	14	18	24
Outdoor Americas	9	10	15	17
Corporate	1	3	2	3

Total Capital Expenditures	$49	$49	$83	$84

	At June 30, 2013	At December 31, 2012

Assets:
Entertainment	$8,665	$9,023
Cable Networks	1,880	1,750
Publishing	959	1,033
Local Broadcasting	9,609	9,614
Outdoor Americas	3,435	3,542
Corporate	683	1,026
Discontinued operations	462	478

Total Assets	$25,693	$26,466

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

	Statement of Operations For the Three Months Ended June 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$37	$3	$3,659	$—	$3,699

Expenses:
Operating	17	2	2,045	—	2,064
Selling, general and administrative	14	70	599	—	683
Depreciation and amortization	1	3	110	—	114

Total expenses	32	75	2,754	—	2,861

Operating income (loss)	5	(72)	905	—	838
Interest (expense) income, net	(114)	(91)	114	—	(91)
Other items, net	—	5	(12)	—	(7)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(109)	(158)	1,007	—	740
Benefit (provision) for income taxes	38	55	(349)	—	(256)
Equity in earnings (loss) of investee companies, net of tax	543	289	(8)	(832)	(8)

Net earnings from continuing operations	472	186	650	(832)	476
Net loss from discontinued operations, net of tax	—	—	(4)	—	(4)

Net earnings	$472	$186	$646	$(832)	$472

Comprehensive income	$473	$185	$637	$(822)	$473

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$72	$6	$7,661	$—	$7,739

Expenses:
Operating	34	4	4,500	—	4,538
Selling, general and administrative	31	147	1,155	—	1,333
Depreciation and amortization	3	7	220	—	230

Total expenses	68	158	5,875	—	6,101

Operating income (loss)	4	(152)	1,786	—	1,638
Interest (expense) income, net	(229)	(180)	225	—	(184)
Other items, net	(1)	8	(16)	—	(9)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(226)	(324)	1,995	—	1,445
Benefit (provision) for income taxes	78	112	(680)	—	(490)
Equity in earnings (loss) of investee companies, net of tax	1,063	577	(16)	(1,640)	(16)

Net earnings from continuing operations	915	365	1,299	(1,640)	939
Net loss from discontinued operations, net of tax	—	—	(24)	—	(24)

Net earnings	$915	$365	$1,275	$(1,640)	$915

Comprehensive income	$919	$371	$1,251	$(1,622)	$919

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended June 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$35	$4	$3,290	$—	$3,329

Expenses:
Operating	16	2	1,735	—	1,753
Selling, general and administrative	21	57	587	—	665
Depreciation and amortization	2	3	114	—	119

Total expenses	39	62	2,436	—	2,537

Operating income (loss)	(4)	(58)	854	—	792
Interest (expense) income, net	(123)	(87)	107	—	(103)
Other items, net	(1)	2	2	—	3

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(128)	(143)	963	—	692
Benefit (provision) for income taxes	42	47	(317)	—	(228)
Equity in earnings (loss) of investee companies, net of tax	513	270	(12)	(783)	(12)

Net earnings from continuing operations	427	174	634	(783)	452
Net loss from discontinued operations, net of tax	—	—	(25)	—	(25)

Net earnings	$427	$174	$609	$(783)	$427

Comprehensive income	$414	$177	$585	$(762)	$414

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$67	$8	$7,050	$—	$7,125

Expenses:
Operating	34	4	4,062	—	4,100
Selling, general and administrative	43	119	1,145	—	1,307
Impairment charges	—	—	11	—	11
Depreciation and amortization	3	7	228	—	238

Total expenses	80	130	5,446	—	5,656

Operating income (loss)	(13)	(122)	1,604	—	1,469
Interest (expense) income, net	(252)	(173)	214	—	(211)
Gain on early extinguishment of debt	25	—	—	—	25
Other items, net	—	(1)	9	—	8

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(240)	(296)	1,827	—	1,291
Benefit (provision) for income taxes	80	99	(608)	—	(429)
Equity in earnings (loss) of investee companies, net of tax	950	614	(16)	(1,564)	(16)

Net earnings from continuing operations	790	417	1,203	(1,564)	846
Net loss from discontinued operations, net of tax	—	—	(56)	—	(56)

Net earnings	$790	$417	$1,147	$(1,564)	$790

Comprehensive income	$796	$414	$1,138	$(1,552)	$796

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At June 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$42	$1	$239	$—	$282
Receivables, net	24	2	2,972	—	2,998
Programming and other inventory	4	3	442	—	449
Prepaid expenses and other current assets	110	22	931	(22)	1,041

Total current assets	180	28	4,584	(22)	4,770

Property and equipment	36	118	4,763	—	4,917
Less accumulated depreciation and amortization	7	76	2,606	—	2,689

Net property and equipment	29	42	2,157	—	2,228

Programming and other inventory	1	1	1,543	—	1,545
Goodwill	98	62	8,409	—	8,569
Intangible assets	—	—	6,480	—	6,480
Investments in consolidated subsidiaries	39,705	9,703	—	(49,408)	—
Other assets	152	16	1,933	—	2,101
Intercompany	—	3,411	17,541	(20,952)	—

Total Assets	$40,165	$13,263	$42,647	$(70,382)	$25,693

Liabilities and Stockholders' Equity
Accounts payable	$1	$10	$207	$—	$218
Participants' share and royalties payable	—	—	861	—	861
Program rights	5	2	393	—	400
Commercial paper	453	—	—	—	453
Current portion of long-term debt	5	—	16	—	21
Accrued expenses and other current liabilities	342	233	1,319	(22)	1,872

Total current liabilities	806	245	2,796	(22)	3,825

Long-term debt	5,792	—	157	—	5,949
Other liabilities	3,014	269	3,035	—	6,318
Intercompany	20,952	—	—	(20,952)	—
Stockholders' Equity:
Preferred Stock	—	—	128	(128)	—
Common Stock	1	123	1,136	(1,259)	1
Additional paid-in capital	43,450	—	61,690	(61,690)	43,450
Retained earnings (deficit)	(25,854)	12,958	(21,774)	8,816	(25,854)
Accumulated other comprehensive income (loss)	(565)	(1)	279	(278)	(565)

	17,032	13,080	41,459	(54,539)	17,032
Less treasury stock, at cost	7,431	331	4,800	(5,131)	7,431

Total Stockholders' Equity	9,601	12,749	36,659	(49,408)	9,601

Total Liabilities and Stockholders' Equity	$40,165	$13,263	$42,647	$(70,382)	$25,693

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(579)	$(135)	$1,765	$—	$1,051

Investing Activities:
Acquisitions, net of cash acquired	—	—	(30)	—	(30)
Capital expenditures	—	(2)	(81)	—	(83)
Investments in and advances to investee companies	—	—	(139)	—	(139)
Proceeds from sale of investments	15	1	2	—	18
Proceeds from dispositions	—	—	12	—	12

Net cash flow provided by (used for) investing activities from continuing operations	15	(1)	(236)	—	(222)

Net cash flow used for investing activities from discontinued operations	—	—	(8)	—	(8)

Net cash flow provided by (used for) investing activities	15	(1)	(244)	—	(230)

Financing Activities:
Proceeds from short-term debt borrowings, net	452	—	—	—	452
Payment of capital lease obligations	—	—	(9)	—	(9)
Payment of contingent consideration	—	—	(30)	—	(30)
Dividends	(155)	—	—	—	(155)
Purchase of Company common stock	(1,579)	—	—	—	(1,579)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(139)	—	—	—	(139)
Proceeds from exercise of stock options	98	—	—	—	98
Excess tax benefit from stock-based compensation	119	—	—	—	119
Other financing activities	(4)	—	—	—	(4)
Increase (decrease) in intercompany	1,560	136	(1,696)	—	—

Net cash flow provided by (used for) financing activities	352	136	(1,735)	—	(1,247)

Net decrease in cash and cash equivalents	(212)	—	(214)	—	(426)
Cash and cash equivalents at beginning of period	254	1	453	—	708

Cash and cash equivalents at end of period	$42	$1	$239	$—	$282

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(450)	$(136)	$1,844	$—	$1,258

Investing Activities:
Acquisitions, net of cash acquired	—	—	(69)	—	(69)
Capital expenditures	—	(3)	(81)	—	(84)
Investments in and advances to investee companies	—	—	(39)	—	(39)
Proceeds from sale of investments	6	—	—	—	6
Proceeds from dispositions	—	—	1	—	1

Net cash flow provided by (used for) investing activities from continuing operations	6	(3)	(188)	—	(185)

Net cash flow used for investing activities from discontinued operations	—	—	(9)	—	(9)

Net cash flow provided by (used for) investing activities	6	(3)	(197)	—	(194)

Financing Activities:
Proceeds from issuance of notes	1,567	—	—	—	1,567
Repayment of notes	(700)	—	—	—	(700)
Payment of capital lease obligations	—	—	(10)	—	(10)
Payment of contingent consideration	—	—	(33)	—	(33)
Dividends	(135)	—	—	—	(135)
Purchase of Company common stock	(564)	—	—	—	(564)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(105)	—	—	—	(105)
Proceeds from exercise of stock options	71	—	—	—	71
Excess tax benefit from stock-based compensation	73	—	—	—	73
Increase (decrease) in intercompany	1,665	139	(1,804)	—	—

Net cash flow provided by (used for) financing activities	1,872	139	(1,847)	—	164

Net increase (decrease) in cash and cash equivalents	1,428	—	(200)	—	1,228
Cash and cash equivalents at beginning of period	134	1	525	—	660

Cash and cash equivalents at end of period	$1,562	$1	$325	$—	$1,888

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

For the three months ended June 30, 2013, the Company's diluted earnings per share ("EPS") from continuing operations of $.76 increased $.08, or 12%, from $.68 for the same prior year period, principally reflecting 11% higher revenues, 6% higher operating income and lower weighted average shares outstanding due to the Company's ongoing share repurchases. Revenue growth was driven by 22% higher content licensing and distribution revenues, led by growth in licensing revenues from digital streaming and international syndication, as well as an 18% increase in affiliate and subscription fee revenues. Advertising revenues increased 5%, driven by the timing of the NCAA Division I Men's Basketball Championship ("NCAA Tournament"), which aired during the second quarter of 2013 versus the first quarter of 2012, as well as the strength of Network advertising. Operating income growth reflects the increase in revenues which was partially offset by a higher investment in television content and higher sports programming costs mainly from the timing of the semifinals of the NCAA Tournament.

For the six months ended June 30, 2013, diluted EPS from continuing operations of $1.49 increased $.22, or 17%, from $1.27 for the same prior-year period, driven by growth in revenues of 9% and operating income of 12%, and lower weighted average shares outstanding due to the Company's ongoing share repurchases. Revenue and operating income growth was driven by 7% higher advertising revenues mainly from the broadcast of Super Bowl XLVII on the CBS Television Network, growth in cable network affiliate fees and retransmission revenues, and increased revenues from the licensing of television programming. The operating income comparison was also impacted by higher investment in television content.

For the remainder of 2013 the Company expects to benefit from continued growth in affiliate and subscription fee revenues, including growth in retransmission revenues, cable network affiliate fees and fees received from the CBS Television Network's affiliated television stations ("network affiliation fees"), as well as higher television license fees driven by the first-cycle domestic syndication availabilities of two television series. However, the Company's overall financial performance will be impacted by many factors, including, the health of the economy and audience acceptance of the Company's programming.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the quarter, the Company repurchased 6.1 million shares of its Class B Common Stock for $296 million, at an average cost of $48.33 per share, and also received 4.3 million shares of its Class B Common Stock upon the settlement of the accelerated share repurchase ("ASR") transaction that was initiated during the first quarter of 2013. For the six months ended June 30, 2013, the Company repurchased 34.5 million shares of its Class B Common Stock for $1.56 billion, at an average cost of $45.20 per share. On July 25, 2013, the Company announced a $5.1 billion increase to the authorization under its share repurchase program to a total availability of $6.0 billion.

Free cash flow for the six months ended June 30, 2013 was $990 million compared to $1.18 billion for the same prior-year period. The Company generated operating cash flow from continuing operations of $1.07 billion for the six months ended June 30, 2013 versus $1.27 billion for the comparable prior-year period. These decreases primarily reflect a $150 million contribution to pre-fund the Company's qualified pension plans during 2013 and higher investment in television content. Free cash flow is a non-GAAP financial measure. See "Reconciliation of Non-GAAP Financial Information" on page 40 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States ("GAAP"), to free cash flow.

In July 2013, the Company entered into an agreement with an affiliate of Platinum Equity for the sale of the Company's outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia ("Outdoor Europe"), for approximately $225 million. The transaction is expected to be completed in 2013, subject to customary closing conditions. Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

During the first quarter of 2013, the Company submitted a private letter ruling request with the Internal Revenue Service ("IRS") to qualify its Outdoor Americas business as a real estate investment trust ("REIT"). During the second quarter of 2013, a preliminary registration statement was filed with the Securities and Exchange Commission ("SEC") for the proposed initial public offering of the common stock of CBS Outdoor Americas Inc. The Company currently expects to dispose of the shares of CBS Outdoor Americas Inc. that it will own after the completion of the offering. These actions are subject to customary approvals and market conditions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations

Three and Six Months Ended June 30, 2013 versus Three and Six Months Ended June 30, 2012

Revenues

The following tables present the Company's consolidated revenues by type for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2013		2012		$	%

Advertising	$2,090	56%	$1,995	60%	$95	5%
Content licensing and distribution	997	27	816	24	181	22
Affiliate and subscription fees	549	15	465	14	84	18
Other	63	2	53	2	10	19

Total Revenues	$3,699	100%	$3,329	100%	$370	11%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2013		2012		$	%

Advertising	$4,545	59%	$4,265	60%	$280	7%
Content licensing and distribution	2,005	26	1,833	26	172	9
Affiliate and subscription fees	1,068	14	920	13	148	16
Other	121	1	107	1	14	13

Total Revenues	$7,739	100%	$7,125	100%	$614	9%

Advertising revenues for the three months ended June 30, 2013 increased $95 million, or 5%, to $2.09 billion from $2.00 billion for the same prior-year period, principally driven by the timing of the semifinals of the NCAA Tournament, which aired during the second quarter of 2013 versus the first quarter of 2012, as well as underlying growth at the CBS Television Network. Local Broadcasting advertising decreased 2% mainly reflecting lower political advertising revenues and a steady advertising marketplace. For the six months ended June 30, 2013, advertising revenues increased $280 million, or 7%, to $4.55 billion from $4.27 billion for the same prior-year period, principally driven by higher Network advertising, mainly from the 2013 broadcast of the Super Bowl, which is broadcast on the CBS Television Network once every three years, and growth at CBS Interactive. These increases were partially offset by lower political advertising revenues.

In the second half of 2013, local advertising revenues will continue to be negatively impacted by lower political advertising spending as 2012 benefitted from the U.S. presidential election. National advertising revenues during the third quarter of 2013 are expected to benefit from more original summer programming, as well as the comparison against 2012 which included the broadcast of programming against the highly rated 2012 Summer Olympics and pre-emptions for the Republican and Democratic national conventions. In addition, the Company recently concluded its upfront advertising sales season for the 2013/2014 television broadcast season, during which a significant portion of advertising spots for CBS Television Network's non-sports programming is sold. The upfront sales resulted in pricing increases that are expected to positively impact revenues during the season, which

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

runs from the middle of September 2013 through the middle of September 2014. However, overall advertising revenues for the Company will also be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming.

Content licensing and distribution revenues for the three months ended June 30, 2013 increased $181 million, or 22%, to $997 million and for the six months ended June 30, 2013 increased $172 million, or 9%, to $2.01 billion. These increases were primarily driven by higher revenues from the licensing of programming for digital streaming and international syndication. For the six-month period, the increase was also partially offset by a significant domestic syndication sale in 2012. Content licensing and distribution revenues are expected to grow in the second half of 2013, reflecting the benefit from the first-cycle domestic syndication availabilities of The Good Wife and NCIS: Los Angeles.

Affiliate and subscription fees increased $84 million, or 18%, to $549 million for the three months ended June 30, 2013 and for the six months ended June 30, 2013 increased $148 million, or 16%, to $1.07 billion. These increases were principally driven by revenues from a pay-per-view boxing event; growth in retransmission revenues and network affiliation fees of 57% and 59% for the three and six months ended June 30, 2013, respectively; as well as an increase in Cable Networks affiliate fees. Cable Networks affiliate fees increased 5% and 6% for the three and six months ended June 30, 2013, respectively, reflecting growth in subscriptions and rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks. The Company expects continued growth in affiliate and subscription fee revenues for the remainder of 2013.

Other revenues, which include ancillary fees for Entertainment, Cable Networks, Local Broadcasting and Outdoor Americas operations, increased $10 million, or 19%, to $63 million for the three months ended June 30, 2013 and increased $14 million, or 13%, to $121 million for the six months ended June 30, 2013, principally reflecting higher ancillary digital and network revenues.

International Revenues

The Company generated approximately 17% and 15% of its total revenues from international regions for the three and six months ended June 30, 2013, respectively, versus 14% and 13% for the three and six months ended June 30, 2012, respectively.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2013		2012		$	%

Programming	$644	31%	$473	27%	$171	36%
Production	587	28	517	30	70	14
Billboard, transit and other occupancy	159	8	163	9	(4)	(2)
Participation, distribution and royalty	285	14	212	12	73	34
Other	389	19	388	22	1	—

Total Operating Expenses	$2,064	100%	$1,753	100%	$311	18%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2013		2012		$	%

Programming	$1,646	36%	$1,360	33%	$286	21%
Production	1,236	27	1,146	28	90	8
Billboard, transit and other occupancy	313	7	311	8	2	1
Participation, distribution and royalty	583	13	523	13	60	11
Other	760	17	760	18	—	—

Total Operating Expenses	$4,538	100%	$4,100	100%	$438	11%

Programming expenses for the three months ended June 30, 2013 increased $171 million, or 36%, to $644 million from $473 million for the same prior-year period, primarily driven by higher sports programming costs from the timing of the semifinals of the NCAA Tournament, which aired in the second quarter of 2013 versus the first quarter of 2012, higher programming costs associated with a pay-per-view boxing event and higher investment in acquired television programming. For the six months ended June 30, 2013, programming expenses increased $286 million, or 21%, to $1.65 billion from $1.36 billion for the same prior-year period, primarily reflecting higher sports programming costs mainly associated with the CBS Television Network's 2013 broadcast of the Super Bowl, which is broadcast on CBS once every three years, and higher investment in acquired television programming.

Production expenses increased $70 million, or 14%, to $587 million for the three months ended June 30, 2013 and increased $90 million, or 8%, to $1.24 billion for the six months ended June 30, 2013, primarily driven by higher production costs associated with increased revenues from the licensing of television programming. For the six-month period, the increase also reflects higher production costs associated with the Super Bowl broadcast in 2013. For the remainder of 2013, the Company expects production costs to increase mainly reflecting cost amortization associated with revenues from first-cycle domestic syndication availabilities.

Billboard, transit and other occupancy expenses for the three months ended June 30, 2013 decreased $4 million, or 2%, to $159 million from $163 million for the same prior-year period primarily due to lower costs associated with the renewal of a transit contract. For the six months ended June 30, 2013, billboard, transit and other occupancy expenses increased $2 million, or 1%, to $313 million from $311 million for the same prior-year period, primarily reflecting higher billboard lease and other occupancy costs, partially offset by lower transit costs.

Participation, distribution and royalty expenses increased $73 million, or 34%, to $285 million for the three months ended June 30, 2013 and increased $60 million, or 11%, to $583 million for the six months ended June 30, 2013, principally due to higher participations associated with higher revenues from the licensing of television programming.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $18 million, or 3%, to $683 million for the three months ended June 30, 2013, and increased $26 million, or 2%, to $1.33 billion for the six months ended June 30, 2013, primarily due to higher stock based compensation and other expense increases associated with the increase in the Company's stock price; higher advertising expenses; and professional fees associated with the conversion of Outdoor Americas to a REIT. These increases were

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

partially offset by costs incurred during 2012 relating to a Publishing legal matter. Pension and postretirement benefits costs decreased $11 million to $19 million for the second quarter of 2013 and decreased $22 million to $38 million for the six months ended June 30, 2013 versus the comparable prior-year periods, principally due to the benefit from pre-funding pension plans in 2012 and the favorable performance of pension plan assets in 2012. SG&A expenses as a percentage of revenues for the three and six months ended June 30, 2013 were 18% and 17%, respectively, versus 20% and 18% for the same prior-year periods.

Impairment Charges

In April 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Depreciation and Amortization

For the three months ended June 30, 2013, depreciation and amortization decreased $5 million, or 4%, to $114 million and for the six months ended June 30, 2013, depreciation and amortization decreased $8 million, or 3%, to $230 million.

Interest Expense

For the three months ended June 30, 2013, interest expense decreased $11 million, or 11%, to $93 million and for the six months ended June 30, 2013, interest expense decreased $26 million, or 12%, to $188 million. These decreases were driven by the Company's debt refinancing during 2012. The Company had $5.97 billion of long-term debt outstanding at June 30, 2013 and $6.80 billion at June 30, 2012, at weighted average interest rates of 6.0% and 6.1%, respectively. At June 30, 2013, the Company also had $453 million of commercial paper outstanding at a weighted average interest rate of 0.3%.

Interest Income

For the three months ended June 30, 2013, interest income increased $1 million to $2 million and for the six months ended June 30, 2013, interest income increased $1 million to $4 million.

Gain on Early Extinguishment of Debt

For the six months ended June 30, 2012, gain on early extinguishment of debt of $25 million reflected the pre-tax gain recognized upon the redemption of the Company's $700 million of 6.75% senior notes due 2056.

Other Items, Net

For all periods presented, "Other items, net" primarily consisted of foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2013 increased to $256 million from $228 million and for the six months ended June 30, 2013 increased to $490 million from $429 million for the comparable prior-year periods, in both cases driven by the increase in earnings from continuing operations before income taxes. The effective income tax rate increased to 34.6% for

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the three months ended June 30, 2013 versus 32.9% for the three months ended June 30, 2012 and increased to 33.9% for the six months ended June 30, 2013 versus 33.2% for the six months ended June 30, 2012. The higher effective income tax rates for 2013 were driven by an increase in domestic pre-tax income.

Equity in Loss of Investee Companies, Net of Tax

Equity in loss of investee companies reflects the Company's share of the operating results of its equity investments. For the three months ended June 30, 2013, equity in loss of investee companies, net of tax, decreased $4 million to a loss of $8 million and for the six months ended June 30, 2013, equity in loss of investee companies, net of tax, remained flat at a loss of $16 million compared to the same prior-year period.

Net Earnings from Continuing Operations

The Company reported net earnings from continuing operations of $476 million for the three months ended June 30, 2013 versus $452 million for the three months ended June 30, 2012 and $939 million for the six months ended June 30, 2013 versus $846 million for the six months ended June 30, 2012.

Net Loss from Discontinued Operations

In July 2013, the Company entered into an agreement with an affiliate of Platinum Equity for the sale of Outdoor Europe for approximately $225 million. The transaction is expected to be completed in 2013. Upon completion, the Company expects to record an after-tax charge of approximately $100 million associated with exiting an unprofitable contractual arrangement and for the estimated fair value of guarantees, which historically have been intercompany but upon the closing of the transaction will become third-party guarantees. The actual amount of the charge may be different from the Company's current expectations. This transaction is subject to customary closing conditions. Outdoor Europe has been classified as held-for-sale and its results have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

The following table sets forth details of the net loss from discontinued operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues from discontinued operations	$139	$147	$262	$275

Loss from discontinued operations before income taxes	$(11)	$(29)	$(47)	$(57)
Income tax benefit	7	4	23	1

Net loss from discontinued operations, net of tax	$(4)	$(25)	$(24)	$(56)

Net Earnings and Diluted EPS

For the three months ended June 30, 2013, net earnings of $472 million, or $.76 per diluted share, increased from $427 million, or $.65 per diluted share, for the same prior-year period. For the six months ended June 30, 2013, net earnings of $915 million, or $1.45 per diluted share, increased from

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

$790 million, or $1.19 per diluted share, for the same prior-year period. These increases were mainly driven by the growth in operating income. The increase in diluted EPS also reflected lower weighted average shares outstanding as a result of the Company's ongoing share repurchase program.

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

The following table presents a reconciliation of the Company's net cash flow provided by operating activities to free cash flow.

	Six Months Ended June 30,
	2013	2012

Net cash flow provided by operating activities	$1,051	$1,258
Capital expenditures	(83)	(84)
Exclude net cash flow used for operating activities from discontinued operations	(22)	(10)

Free cash flow	$990	$1,184

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("OIBDA"), restructuring charges and impairment charges ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three and six months ended June 30, 2013 and 2012. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings (loss) is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues:
Entertainment	$2,008	$1,707	$4,547	$4,025
Cable Networks	518	446	996	898
Publishing	189	189	360	365
Local Broadcasting	698	704	1,336	1,326
Outdoor Americas	335	334	616	622
Eliminations	(49)	(51)	(116)	(111)

Total Revenues	$3,699	$3,329	$7,739	$7,125

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Segment OIBDA:
Entertainment	$429	$426	$909	$837
Cable Networks	207	190	438	399
Publishing	21	9	33	19
Local Broadcasting	255	248	454	419
Outdoor Americas	107	103	181	179
Corporate	(67)	(65)	(147)	(135)

Total Segment OIBDA	952	911	1,868	1,718
Impairment charges	—	—	—	(11)
Depreciation and amortization	(114)	(119)	(230)	(238)

Total Operating Income	$838	$792	$1,638	$1,469

Operating Income (Loss):
Entertainment	$391	$385	$831	$755
Cable Networks	202	184	429	388
Publishing	20	7	30	15
Local Broadcasting	234	225	410	363
Outdoor Americas	65	62	97	95
Corporate	(74)	(71)	(159)	(147)

Total Operating Income	$838	$792	$1,638	$1,469

Depreciation and Amortization:
Entertainment	$38	$41	$78	$82
Cable Networks	5	6	9	11
Publishing	1	2	3	4
Local Broadcasting	21	23	44	45
Outdoor Americas	42	41	84	84
Corporate	7	6	12	12

Total Depreciation and Amortization	$114	$119	$230	$238

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive)

(Contributed 54% and 59% to consolidated revenues for the three and six months ended June 30, 2013, respectively, versus 51% and 56% for the comparable prior-year periods and 47% and 51% to consolidated operating income for the three and six months ended June 30, 2013, respectively, versus 49% and 51% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues	$2,008	$1,707	$4,547	$4,025

Segment OIBDA	$429	$426	$909	$837
Depreciation and amortization	(38)	(41)	(78)	(82)

Operating income	$391	$385	$831	$755

Segment OIBDA as a % of revenues	21%	25%	20%	21%
Operating income as a % of revenues	19%	23%	18%	19%
Capital expenditures	$24	$19	$43	$36

Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, Entertainment revenues increased 18% to $2.01 billion from $1.71 billion for the same prior-year period principally reflecting 27% higher content licensing and distribution revenues, driven by growth from the licensing of television programming for digital streaming and international syndication, as well as 10% higher advertising revenues. The increase in advertising revenues was driven by 11% growth at the CBS Television Network and increases at CBS Interactive. The timing of the semifinals of the NCAA Tournament, which aired during the second quarter of 2013 versus the first quarter of 2012, contributed seven percentage points to the CBS Television Network advertising growth. The revenue comparison also reflects 43% higher affiliate and subscription fees, driven by growth in network affiliation fees. Revenue comparisons for the second half of 2013 will benefit from incremental network affiliation fees, as well as the first-cycle domestic syndication availabilities of The Good Wife and NCIS: Los Angeles.

For the three months ended June 30, 2013, Entertainment OIBDA increased $3 million, or 1%, to $429 million from $426 million for the same prior-year period, as the revenue growth was offset by an increased investment in television content and higher sports programming costs from the timing of the semifinals of the NCAA Tournament.

Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, Entertainment revenues increased 13% to $4.55 billion from $4.03 billion for the same prior-year period principally reflecting higher advertising revenues, content licensing and distribution revenues and network affiliation fees. Advertising revenues increased 12%, principally driven by the broadcast of Super Bowl XLVII on the CBS Television Network in 2013 and growth at CBS Interactive. Content licensing and distribution revenues increased 11%, reflecting growth from the licensing of television programming for digital streaming and international syndication, partially offset by the timing of theatrical releases and a significant domestic syndication sale in 2012.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the six months ended June 30, 2013, Entertainment OIBDA increased $72 million, or 9%, to $909 million from $837 million for the same prior-year period, primarily driven by the increase in revenues which was partially offset by an increased investment in television content and higher sports programming costs associated with the Super Bowl broadcast.

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 14% and 13% to consolidated revenues for the three and six months ended June 30, 2013, respectively, versus 13% for each of the comparable prior-year periods and 24% and 26% to consolidated operating income for the three and six months ended June 30, 2013, respectively, versus 23% and 26% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues	$518	$446	$996	$898

Segment OIBDA	$207	$190	$438	$399
Depreciation and amortization	(5)	(6)	(9)	(11)

Operating income	$202	$184	$429	$388

Segment OIBDA as a % of revenues	40%	43%	44%	44%
Operating income as a % of revenues	39%	41%	43%	43%
Capital expenditures	$2	$3	$4	$4

Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, Cable Networks revenues increased 16% to $518 million from $446 million for the same prior-year period primarily driven by revenues from a pay-per-view boxing event, higher affiliate revenues reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks, as well as higher licensing revenues from digital streaming of Showtime original series. As of June 30, 2013 subscriptions totaled 77 million for Showtime Networks, including Showtime, The Movie Channel and Flix, 46 million for CBS Sports Network and 21 million for Smithsonian Networks.

For the three months ended June 30, 2013, Cable Networks OIBDA increased $17 million, or 9%, to $207 million from $190 million for the same prior-year period primarily due to the revenue growth, partially offset by higher sports programming costs, including costs for the pay-per-view boxing event, as well as higher advertising and marketing costs to promote Showtime series and drive subscriber growth.

Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, Cable Networks revenues increased 11% to $996 million from $898 million for the same prior-year period driven by higher affiliate revenues, reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks. Revenue growth also benefitted from a pay-per-view boxing event and higher licensing revenues from digital streaming of Showtime original series.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the six months ended June 30, 2013, Cable Networks OIBDA increased $39 million, or 10%, to $438 million from $399 million for the same prior-year period, primarily due to the revenue growth, partially offset by higher programming costs.

Publishing (Simon & Schuster)

(Contributed 5% to consolidated revenues for both the three and six months ended June 30, 2013, versus 6% and 5% for the comparable prior-year periods and 2% to consolidated operating income for both the three and six months ended June 30, 2013 versus 1% for each of the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues	$189	$189	$360	$365

Segment OIBDA	$21	$9	$33	$19
Depreciation and amortization	(1)	(2)	(3)	(4)

Operating income	$20	$7	$30	$15

Segment OIBDA as a % of revenues	11%	5%	9%	5%
Operating income as a % of revenues	11%	4%	8%	4%
Capital expenditures	$1	$—	$1	$—

Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, Publishing revenues of $189 million were comparable with the same prior-year period as strong growth in digital book sales was offset by lower print book sales. Digital book sales increased 39% from the same prior-year period and represented 29% of Publishing's total revenues for the second quarter of 2013, compared with 21% for the second quarter of 2012. Best-selling titles in the second quarter included Happy, Happy, Happy by Phil Robertson and City of Bones by Cassandra Clare.

For the three months ended June 30, 2013, Publishing OIBDA increased $12 million to $21 million from $9 million for the same prior-year period, as the more profitable digital book sales continued to grow and the second quarter of 2012 included a charge related to a legal matter.

Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, Publishing revenues decreased 1% to $360 million from $365 million for the same prior-year period as growth in digital book sales was offset by lower print book sales.

For the six months ended June 30, 2013, Publishing OIBDA increased $14 million to $33 million from $19 million for the same prior-year period, reflecting lower costs associated with legal matters and continued growth from more profitable digital book sales, partially offset by the decline in print book sales.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 19% and 17% to consolidated revenues for the three and six months ended June 30, 2013, respectively, versus 21% and 19% for the comparable prior-year periods and 28% and 25% to consolidated operating income for the three and six months ended June 30, 2013, respectively, versus 28% and 25% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues	$698	$704	$1,336	$1,326

Segment OIBDA	$255	$248	$454	$419
Impairment charges	—	—	—	(11)
Depreciation and amortization	(21)	(23)	(44)	(45)

Operating income	$234	$225	$410	$363

Segment OIBDA as a % of revenues	37%	35%	34%	32%
Operating income as a % of revenues	34%	32%	31%	27%
Capital expenditures	$12	$14	$18	$24

Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, Local Broadcasting revenues decreased $6 million, or 1%, to $698 million from $704 million for the same prior-year period. CBS Television Stations revenues decreased 1% primarily reflecting lower political advertising which was offset by 57% higher retransmission revenues. CBS Radio revenues remained flat compared with the same prior-year period as the benefit of the new CBS Sports Radio network, which was launched in January 2013, was offset by the impact of radio station dispositions in 2012.

For the three months ended June 30, 2013, Local Broadcasting OIBDA increased $7 million, or 3%, to $255 million from $248 million for the same prior-year period, primarily reflecting lower programming and production costs partially offset by the revenue decline.

Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, Local Broadcasting revenues increased $10 million, or 1%, to $1.34 billion from $1.33 billion for the same prior-year period. CBS Television Stations revenues increased 2%, primarily driven by the benefit of the 2013 broadcast of Super Bowl XLVII to the Company's owned CBS affiliated stations and higher retransmission revenues. These increases were partially offset by lower political advertising and lower revenues from the nonrenewal of an unprofitable sports programming contract. CBS Radio revenues remained flat compared with the same prior-year period as the benefit of the new CBS Sports Radio network was offset by the impact of radio station dispositions in 2012.

For the six months ended June 30, 2013, Local Broadcasting OIBDA increased $35 million, or 8%, to $454 million from $419 million for the same prior-year period, primarily driven by the revenue growth, lower programming and production costs, and the benefit from the nonrenewal of an unprofitable sports programming contract. During the first quarter of 2012, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill in connection with the disposition of the Company's radio stations in West Palm Beach.

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

Outdoor Americas (CBS Outdoor)

(Contributed 9% and 8% to consolidated revenues for the three and six months ended June 30, 2013, respectively, versus 10% and 9% for the comparable prior-year periods and 8% and 6% to consolidated operating income for the three and six months ended June 30, 2013, respectively, versus 8% and 6% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues	$335	$334	$616	$622

Segment OIBDA	$107	$103	$181	$179
Depreciation and amortization	(42)	(41)	(84)	(84)

Operating income	$65	$62	$97	$95

Segment OIBDA as a % of revenues	32%	31%	29%	29%
Operating income as a % of revenues	19%	19%	16%	15%
Capital expenditures	$9	$10	$15	$17

Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, Outdoor Americas revenues increased slightly to $335 million from $334 million for the same prior-year period, driven by 2% revenue growth in the U.S., mainly reflecting 5% higher revenues in the billboard business. This increase was partially offset by lower revenues in Mexico and a decline in Canada from the nonrenewal of transit contracts. Approximately 14% and 15% of Outdoor Americas revenues were generated from regions outside the U.S. for the three months ended June 30, 2013 and 2012, respectively.

For the three months ended June 30, 2013, Outdoor Americas OIBDA increased $4 million, or 4%, to $107 million from $103 million for the same prior-year period, principally due to the revenue growth and lower costs associated with the renewal of a transit contract.

Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, Outdoor Americas revenues decreased $6 million, or 1%, to $616 million from $622 million for the same prior-year period, principally reflecting the nonrenewal of transit contracts, as well as declines in Canada and Mexico. These decreases were partially offset by 1% growth in the U.S., mainly reflecting 3% higher revenues in the billboard business. Approximately 13% and 15% of Outdoor Americas revenues were generated from regions outside the U.S. for the six months ended June 30, 2013 and 2012, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the six months ended June 30, 2013, Outdoor Americas OIBDA increased $2 million, or 1%, to $181 million from $179 million for the same prior-year period, as the revenue decline was more than offset by a gain on the sale of outdoor advertising structures.

During the first quarter of 2013, the Company submitted a private letter ruling request with the IRS to qualify its Outdoor Americas business as a REIT. During the second quarter of 2013, a preliminary registration statement was filed with the SEC for the proposed initial public offering of the common stock of CBS Outdoor Americas Inc. The Company currently expects to dispose of the shares of CBS Outdoor Americas Inc. that it will own after the completion of the offering. These actions are subject to customary approvals and market conditions.

Corporate

Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended June 30, 2013, corporate expenses increased $3 million, or 4%, to $74 million from $71 million for the same prior-year period, and for the six months ended June 30, 2013, corporate expenses increased $12 million, or 8%, to $159 million from $147 million for the same prior-year period. These increases principally reflected higher stock based compensation and other expense increases associated with the increase in the Company's stock price, and professional fees related to the conversion of Outdoor Americas to a REIT. These increases were partially offset by lower pension and postretirement benefit costs, reflecting the benefit from prefunding pension plans in 2012 and the favorable performance of pension plan assets in 2012.

Financial Position

Current assets decreased by $950 million to $4.77 billion at June 30, 2013 from $5.72 billion at December 31, 2012, primarily due to a decrease in cash and lower prepaid program rights. The decrease in prepaid program rights reflects the broadcast of Super Bowl XLVII on the CBS Television Network in 2013 and the timing of the broadcast of entertainment programs. The allowance for doubtful accounts as a percentage of receivables was 2.5% at both June 30, 2013 and December 31, 2012.

Net property and equipment of $2.23 billion at June 30, 2013 decreased $43 million from $2.27 billion at December 31, 2012, primarily reflecting depreciation expense of $180 million, partially offset by capital expenditures of $83 million and capital lease additions for broadcasting equipment of $58 million.

Other assets increased by $291 million to $1.84 billion at June 30, 2013 from $1.55 billion at December 31, 2012, primarily reflecting the acquisition of a 50% interest in TV Guide Network and an increase in long-term receivables associated with revenues from licensing agreements for digital streaming and international syndication.

Current liabilities decreased by $116 million to $3.83 billion at June 30, 2013 from $3.94 billion at December 31, 2012, primarily driven by decreases in accrued compensation and accounts payable from the timing of payments, and lower television programming liabilities from the seasonality of the Company's businesses, partially offset by commercial paper borrowings.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Pension and postretirement benefit obligations decreased by $201 million to $1.66 billion at June 30, 2013 from $1.86 billion at December 31, 2012, primarily reflecting contributions made to the Company's pension plans.

Cash Flows

Cash and cash equivalents decreased by $426 million for the six months ended June 30, 2013 and increased by $1.23 billion for the six months ended June 30, 2012. The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2013	2012

Cash provided by (used for) operating activities from:
Continuing operations	$1,073	$1,268
Discontinued operations	(22)	(10)

Cash provided by operating activities	1,051	1,258

Cash used for investing activities from:
Continuing operations	(222)	(185)
Discontinued operations	(8)	(9)

Cash used for investing activities	(230)	(194)

Cash (used for) provided by financing activities from:
Continuing operations	(1,247)	164
Discontinued operations	—	—

Cash (used for) provided by financing activities	(1,247)	164

Net (decrease) increase in cash and cash equivalents	$(426)	$1,228

Operating Activities.    For the six months ended June 30, 2013 cash provided by operating activities from continuing operations decreased $195 million to $1.07 billion from $1.27 billion for the same prior-year period as the increase in operating income was more than offset by $150 million of contributions to the Company's qualified pension plans in 2013 and lower contributions from working capital, primarily reflecting increased investment in television content.

Cash paid for income taxes for the six months ended June 30, 2013 of $259 million decreased $14 million from $273 million for the six months ended June 30, 2012.

Investing Activities.    Cash used for investing activities from continuing operations of $222 million for the six months ended June 30, 2013 principally reflected capital expenditures of $83 million and investments in investee companies of $139 million, mainly for the Company's new investment in TV Guide Network as well its other domestic and international television joint ventures. Cash used for investing activities from continuing operations of $185 million for the six months ended June 30, 2012 principally reflected capital expenditures of $84 million, payments for acquisitions of $69 million, primarily reflecting the acquisitions of a television and a radio station, and investments in investee companies of $39 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financing Activities.    Cash used for financing activities of $1.25 billion for the six months ended June 30, 2013 principally reflected the repurchase of CBS Corp. Class B Common Stock for $1.58 billion and the payment of employee payroll taxes in lieu of issuing shares for restricted stock unit ("RSU") vests of $139 million, partially offset by proceeds from short-term borrowings of $452 million. Cash provided by financing activities of $164 million for the six months ended June 30, 2012 principally reflected proceeds from the issuance of notes of $1.57 billion, partially offset by the repayment of notes of $700 million, the repurchase of CBS Corp. Class B Common Stock for $564 million, and dividend payments of $135 million.

Repurchase of Company Stock and Cash Dividends

During the second quarter of 2013, the Company repurchased 6.1 million shares of its Class B Common Stock for $296 million, at an average cost of $48.33 per share, and also received 4.3 million shares of stock upon the settlement of an ASR transaction initiated during the first quarter of 2013. During the six months ended June 30, 2013, the Company repurchased 34.5 million shares of its Class B Common Stock for $1.56 billion, at an average cost of $45.20 per share.

On July 25, 2013, the Company announced a $5.1 billion increase to the authorization under its share repurchase program to a total availability of $6.0 billion.

During the second quarter of 2013, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common stock payable on July 1, 2013. The total dividend was $74 million of which $73 million was paid on July 1, 2013 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the six months ended June 30, 2013 were $149 million.

Capital Structure

The following table sets forth the Company's debt.

	At June 30, 2013	At December 31, 2012

Commercial paper	$453	$—
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,862	5,863
Obligations under capital leases	121	72

Total debt	6,436	5,935
Less discontinued operations debt (b)	13	13

Total debt from continuing operations	6,423	5,922
Less commercial paper	453	—
Less current portion of long-term debt	21	18

Total long-term debt from continuing operations, net of current portion	$5,949	$5,904

  (a)
  At June 30, 2013 and December 31, 2012, the senior debt balances included (i) a net unamortized discount of $15 million and $16 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $21 million and $23 million, respectively. The face value of the Company's senior debt was $5.86 billion at both June 30, 2013 and December 31, 2012.

  (b)
  Included in noncurrent "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

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

At June 30, 2013, the Company classified $99 million of notes maturing in June 2014 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Commercial Paper

At June 30, 2013, the Company had $453 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of approximately 0.3% and maturities of less than ninety days.

Credit Facility

During the first quarter of 2013, the Company amended and extended its $2.0 billion revolving credit facility (the "Credit Facility") to March 15, 2018. The amended facility provides for lower borrowing rates and fees, as well as more favorable covenant requirements. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2013, the Company's Consolidated Leverage ratio was approximately 1.7x.

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

The Credit Facility is used for general corporate purposes, including support of the Company's commercial paper program. At June 30, 2013, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.99 billion of remaining availability at June 30, 2013, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the first quarter of 2013, the Company used proceeds from commercial paper borrowings, along with cash on hand, to repurchase $1 billion of CBS Corp. Class B Common Stock through an ASR transaction. At June 30, 2013, the Company had $453 million of commercial paper borrowings outstanding. The Company expects to repay its short-term borrowings within the next twelve months using cash generated from operations and potential proceeds related to the Company's initiatives for its outdoor advertising businesses. In addition, funding for the Company's long-term debt obligations due over the next five years of $999 million is expected to come from cash generated from operating activities and the Company's ability to access capital markets.

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2013, the outstanding letters of credit and surety bonds approximated $444 million and were not recorded on the Consolidated Balance Sheet.

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable.

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

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. On June 20, 2013, Simon & Schuster and certain other Publishing parties entered into a settlement agreement in the MDL litigation (as described below) covering claims of Minnesota residents (the "Minnesota Settlement"). The Minnesota Settlement is subject to court approval. The Company believes that the settlements with the DOJ, the States and the Minnesota Settlement will not have a material adverse effect on its results of operations, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. As noted above, on June 20, 2013, Simon & Schuster entered into the Minnesota Settlement, subject to court approval. Upon approval of the Minnesota Settlement by the court, Simon & Schuster will be dismissed with prejudice from the MDL litigation and only those individuals who elect to opt out of the States settlement or the Minnesota Settlement will have any potential claims against Simon & Schuster.

Commencing on February 24, 2012, similar antitrust suits have been filed under Canadian law against the Publishing parties by private litigants in Canada, purportedly as class actions. Simon & Schuster intends to defend itself in the Canadian matters.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2013, the Company had pending approximately 45,320 asbestos claims, as compared with approximately 45,900 as of December 31, 2012 and 46,020 as of June 30, 2012. During the second quarter of 2013, the Company received approximately 910 new claims and closed or moved to an inactive docket approximately 1,660 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2012 and 2011 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $21 million and $33 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2013, NAI directly or indirectly owned approximately 79.1% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6.6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $75 million and $70 million for the three months ended June 30, 2013 and 2012, respectively, and $131 million and $134 million for the six months ended June 30, 2013 and 2012, respectively.

The Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $3 million for both the three months ended June 30, 2013 and 2012, and $10 million and $9 million for the six months ended June 30, 2013 and 2012, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at June 30, 2013 and December 31, 2012.

	At June 30, 2013	At December 31, 2012

Receivables	$110	$124
Other assets (Receivables, noncurrent)	146	133

Total amounts due from Viacom Inc	$256	$257

Other Related Parties    The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $30 million and $35 million for the three months ended June 30, 2013 and 2012, respectively, and $62 million and $71 million for the six months ended June 30, 2013 and 2012, respectively.

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

Recent Pronouncements

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, the Company is required to measure its obligations under such arrangements as the sum of the amount it agreed to pay in the arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The Company is also required to disclose the nature and amount of the obligation. The Company is currently evaluating the impact of this guidance on its consolidated financial statements, which is effective for reporting periods beginning after December 15, 2013.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a discussion of the Company's critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the inability to obtain the requisite regulatory approvals and changes in legislation, tax rules or market conditions, which could adversely impact timing and the ability to consummate or achieve the benefits of transactions involving the Company's Outdoor business; the inability to complete

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the divestiture of the Company's Outdoor operations in Europe and Asia; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.    Controls and Procedures.

The Company's chief executive officer and chief operating officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No change in the Company's internal control over financial reporting occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. The Company subsequently announced that its Board of Directors approved increases to this share repurchase program of $1.5 billion on November 3, 2011 and $1.7 billion on July 26, 2012. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended June 30, 2013 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

April 1, 2013 – April 30, 2013	.7	$45.95	.7	$1,216
May 1, 2013 – May 31, 2013	6.8	(a)	6.8	$1,094
June 1, 2013 – June 30, 2013	2.9	$47.85	2.9	$954

Total	10.4	(b)	10.4	$954

(a)
During May 2013, the Company repurchased 2.5 million shares of CBS Corp. Class B Common Stock at an average price of $49.59 per share and also received 4.3 million shares of CBS Corp Class B Common stock upon the settlement of an accelerated share repurchase ("ASR") transaction initiated during the first quarter of 2013.

(b)
The Company's total repurchases includes 6.1 million shares of CBS Corp. Class B Common Stock that were purchased in the open market for $296 million, at an average price of $48.33 per share, and 4.3 million shares that were received upon the settlement of an ASR transaction.

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
(10)		Material Contracts
	(a)	Employment Agreement dated as of June 4, 2013 between CBS Corporation and Joseph R. Ianniello (filed herewith).
	(b)	Employment Agreement dated as of June 7, 2013 between CBS Corporation and Anthony G. Ambrosio (filed herewith).
	(c)	CBS Corporation 2009 Long-Term Incentive Plan (as amended and restated May 23, 2013) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

CBS CORPORATION (Registrant)
Date: July 31, 2013	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Chief Operating Officer
Date: July 31, 2013	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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
(10)		Material Contracts
	(a)	Employment Agreement dated as of June 4, 2013 between CBS Corporation and Joseph R. Ianniello (filed herewith).
	(b)	Employment Agreement dated as of June 7, 2013 between CBS Corporation and Anthony G. Ambrosio (filed herewith).
	(c)	CBS Corporation 2009 Long-Term Incentive Plan (as amended and restated May 23, 2013) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.