Form 10-Q
period 2013-09-30
CBS CORP
filed 2013-11-06
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of common stock outstanding at October 31, 2013:

        Class A Common Stock, par value $.001 per share—39,240,440

        Class B Common Stock, par value $.001 per share—560,843,520

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,

	2013		2012		2013		2012

Revenues		$3,634		$3,266		$11,373		$10,391

Expenses:
Operating		1,972		1,717		6,510		5,817
Selling, general and administrative		721		645		2,054		1,952
Impairment charges (Note 3)		—		—		—		11
Depreciation and amortization		113		116		343		354

Total expenses		2,806		2,478		8,907		8,134

Operating income		828		788		2,466		2,257
Interest expense		(93)		(94)		(281)		(308)
Interest income		2		1		6		4
Net loss on early extinguishment of debt		—		(57)		—		(32)
Other items, net		7		(3)		(2)		5

Earnings from continuing operations before income taxes and equity in loss of investee companies		744		635		2,189		1,926
Provision for income taxes		(254)		(236)		(744)		(665)
Equity in loss of investee companies, net of tax		(21)		(14)		(37)		(30)

Net earnings from continuing operations		469		385		1,408		1,231
Net earnings (loss) from discontinued operations, net of tax (Note 4)		25		6		1		(50)

Net earnings		$494		$391		$1,409		$1,181

Basic net earnings (loss) per common share:
Net earnings from continuing operations		$.78		$.60		$2.30		$1.91
Net earnings (loss) from discontinued operations		$.04		$.01		$—		$(.08)
Net earnings		$.82		$.61		$2.31		$1.83
Diluted net earnings (loss) per common share:
Net earnings from continuing operations		$.76		$.59		$2.25		$1.86
Net earnings (loss) from discontinued operations		$.04		$.01		$—		$(.08)
Net earnings		$.80		$.60		$2.25		$1.78
Weighted average number of common shares outstanding:
Basic		603		640		611		645
Diluted		618		656		627		662
Dividends per common share	$	..12	$	..12	$	..36	$	..32

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Net earnings	$494	$391	$1,409	$1,181

Other comprehensive income from continuing operations, net of tax:
Cumulative translation adjustments	3	13	(3)	27
Amortization of net actuarial loss	11	8	33	23
Change in fair value of cash flow hedges	1	—	—	—
Unrealized gain on securities	—	1	1	2

Other comprehensive income from continuing operations, net of tax	15	22	31	52
Other comprehensive income (loss) from discontinued operations, before reclassifications	5	7	(7)	(17)
Reclassifications from accumulated other comprehensive income (loss) from discontinued operations to net earnings	(178)	—	(178)	—

Total other comprehensive income (loss), net of tax	(158)	29	(154)	35

Total comprehensive income	$336	$420	$1,255	$1,216

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At September 30, 2013	At December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$226	$708
Receivables, less allowances of $80 (2013) and $81 (2012)	3,221	3,137
Programming and other inventory (Note 5)	554	859
Deferred income tax assets, net	269	253
Prepaid income taxes	—	27
Prepaid expenses	255	206
Other current assets	317	312
Current assets of discontinued operations	50	218

Total current assets	4,892	5,720

Property and equipment:
Land	332	330
Buildings	726	718
Capital leases	165	194
Advertising structures	1,694	1,689
Equipment and other	2,079	2,057

	4,996	4,988
Less accumulated depreciation and amortization	2,796	2,717

Net property and equipment	2,200	2,271

Programming and other inventory (Note 5)	1,586	1,582
Goodwill	8,568	8,567
Intangible assets (Note 3)	6,456	6,515
Other assets	2,065	1,551
Assets of discontinued operations	128	260

Total Assets	$25,895	$26,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$227	$386
Accrued compensation	300	374
Participants' share and royalties payable	961	953
Program rights	436	455
Deferred revenues	213	232
Income taxes payable	32	—
Commercial paper (Note 7)	341	—
Current portion of long-term debt (Note 7)	21	18
Accrued expenses and other current liabilities	1,172	1,282
Current liabilities of discontinued operations	50	241

Total current liabilities	3,753	3,941

Long-term debt (Note 7)	5,944	5,904
Pension and postretirement benefit obligations	1,631	1,860
Deferred income tax liabilities, net	1,539	1,254
Other liabilities	3,173	3,122
Liabilities of discontinued operations	184	172
Commitments and contingencies (Note 11)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized;
39 (2013) and 43 (2012) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized;
799 (2013) and 785 (2012) shares issued	1	1
Additional paid-in capital	43,463	43,424
Accumulated deficit	(25,360)	(26,769)
Accumulated other comprehensive loss (Note 9)	(723)	(569)

	17,381	16,087
Less treasury stock, at cost; 237 (2013) and 198 (2012) Class B shares	7,710	5,874

Total Stockholders' Equity	9,671	10,213

Total Liabilities and Stockholders' Equity	$25,895	$26,466

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,

	2013	2012

Operating Activities:
Net earnings	$1,409	$1,181
Less: Net earnings (loss) from discontinued operations	1	(50)

Net earnings from continuing operations	1,408	1,231
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	343	354
Impairment charges	—	11
Stock-based compensation	169	118
Redemption of debt	—	(28)
Equity in loss of investee companies, net of tax and distributions	46	33
Change in assets and liabilities, net of investing and financing activities	(434)	(214)

Net cash flow provided by operating activities from continuing operations	1,532	1,505

Net cash flow used for operating activities from discontinued operations	(212)	(25)

Net cash flow provided by operating activities	1,320	1,480

Investing Activities:
Acquisitions, net of cash acquired	(31)	(70)
Capital expenditures	(140)	(139)
Investments in and advances to investee companies	(144)	(54)
Proceeds from sale of investments	20	11
Proceeds from dispositions	196	46

Net cash flow used for investing activities from continuing operations	(99)	(206)

Net cash flow used for investing activities from discontinued operations	(17)	(13)

Net cash flow used for investing activities	(116)	(219)

Financing Activities:
Proceeds from short-term debt borrowings, net	341	—
Proceeds from issuance of notes	—	1,567
Repayment of notes	—	(1,583)
Payment of capital lease obligations	(13)	(15)
Payment of contingent consideration	(30)	(33)
Dividends	(228)	(199)
Purchase of Company common stock	(1,864)	(839)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(142)	(105)
Proceeds from exercise of stock options	121	140
Excess tax benefit from stock-based compensation	133	93
Other financing activities	(4)	—

Net cash flow used for financing activities	(1,686)	(974)

Net (decrease) increase in cash and cash equivalents	(482)	287
Cash and cash equivalents at beginning of period	708	660

Cash and cash equivalents at end of period	$226	$947

Supplemental disclosure of cash flow information
Cash paid for interest	$284	$365
Cash paid for income taxes	$272	$353
Equipment acquired under capitalized leases	$58	$13

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios and CBS Global Distribution Group; CBS Films; and CBS Interactive), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor Americas (CBS Outdoor). On September 30, 2013, the Company completed the sale of its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia ("Outdoor Europe"). Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For both the three and nine months ended September 30, 2013, stock options to purchase 2 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For both the three and nine months ended September 30, 2012, stock options to purchase 3 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2013	2012	2013	2012

Weighted average shares for basic EPS	603	640	611	645
Dilutive effect of shares issuable under stock-based compensation plans	15	16	16	17

Weighted average shares for diluted EPS	618	656	627	662

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the nine months ended September 30, 2013 and 2012, the Company recorded dividends of $222 million and $210 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Recent Pronouncements

Presentation of Reserves for Uncertain Tax Positions when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

RSUs and PSUs	$36	$28	$102	$87
Stock options and equivalents	24	10	67	31

Stock-based compensation expense, before income taxes	60	38	169	118
Related tax benefit	(24)	(15)	(66)	(46)

Stock-based compensation expense, net of tax benefit	$36	$23	$103	$72

Stock-based compensation of $7 million and $8 million was included in net earnings from discontinued operations for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, stock-based compensation included in discontinued operations was minimal.

During the nine months ended September 30, 2013, the Company granted 4 million RSUs with a weighted average per unit grant date fair value of $43.96. RSUs granted during the first nine months of 2013 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the Company's shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the nine months ended September 30, 2013, the Company also granted 3 million stock options with a weighted average exercise price of $44.27. Stock options granted during the first nine months of 2013 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at September 30, 2013 was $214 million, which is expected to be recognized over a weighted average period of 2.3 years. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2013 was $67 million, which is expected to be recognized over a weighted average period of 2.4 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's intangible assets were as follows:

At September 30, 2013	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Permits and leasehold agreements	$892	$(659)	$233
Franchise agreements	476	(327)	149
Trade names	222	(38)	184
Other intangible assets	231	(173)	58

Total intangible assets subject to amortization	1,821	(1,197)	624
FCC licenses	5,832	—	5,832

Total intangible assets	$7,653	$(1,197)	$6,456

At December 31, 2012	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Permits and leasehold agreements	$889	$(635)	$254
Franchise agreements	477	(309)	168
Trade names	213	(28)	185
Other intangible assets	245	(169)	76

Total intangible assets subject to amortization	1,824	(1,141)	683
FCC licenses	5,832	—	5,832

Total intangible assets	$7,656	$(1,141)	$6,515

Amortization expense was $26 million and $25 million for the three months ended September 30, 2013 and 2012, respectively, and $76 million and $80 million for the nine months ended September 30, 2013 and 2012, respectively.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) DISCONTINUED OPERATIONS

On September 30, 2013, the Company completed the sale of Outdoor Europe for $225 million. Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. Included in the loss from discontinued operations for the three and nine months ended September 30, 2013 is an after-tax charge of $110 million associated with the exiting of an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically have been intercompany but upon the closing of the transaction became third-party guarantees (See Note 11).

The following table sets forth details of the net earnings (loss) from discontinued operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues from discontinued operations	$139	$152	$401	$427

Loss from discontinued operations	$(194)	$(11)	$(241)	$(68)
Income tax benefit	72	17	95	18

(Loss) earnings from discontinued operations, net of tax	(122)	6	(146)	(50)

Gain on disposal	149	—	149	—
Income tax provision	(2)	—	(2)	—

Gain on disposal, net of tax	147	—	147	—

Net earnings (loss) from discontinued operations, net of tax	$25	$6	$1	$(50)

Noncurrent assets from discontinued operations of $128 million at September 30, 2013 and $260 million at December 31, 2012 include deferred tax assets for previously disposed businesses as well as assets related to aircraft leases from previously disposed businesses that are generally expected to liquidate in accordance with contractual terms. At December 31, 2012, noncurrent assets of discontinued operations also included net property and equipment of $103 million and goodwill of $49 million. Noncurrent liabilities of discontinued operations of $184 million at September 30, 2013 and $172 million at December 31, 2012, primarily relate to the above mentioned aircraft leases. Also included in noncurrent liabilities from discontinued operations at September 30, 2013 is the estimated fair value of guarantee liabilities of approximately $40 million (See Note 11).

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) PROGRAMMING AND OTHER INVENTORY

	At September 30, 2013	At December 31, 2012

Program rights	$1,037	$1,389
Television programming:
Released (including acquired libraries)	754	781
In process and other	209	128
Theatrical programming:
Released	14	25
In process and other	69	60
Publishing, primarily finished goods	56	57
Other	1	1

Total programming and other inventory	2,140	2,441
Less current portion	554	859

Total noncurrent programming and other inventory	$1,586	$1,582

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2013, NAI directly or indirectly owned approximately 79.3% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6.6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $43 million and $50 million for the three months ended September 30, 2013 and 2012, respectively, and $174 million and $184 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $7 million and $8 million for the three months ended September 30, 2013 and 2012, respectively, and $17 million for both the nine months ended September 30, 2013 and 2012.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at September 30, 2013 and December 31, 2012.

	At September 30, 2013	At December 31, 2012

Receivables	$103	$124
Other assets (Receivables, noncurrent)	131	133

Total amounts due from Viacom Inc.	$234	$257

Other Related Parties    The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $18 million and $31 million for the three months ended September 30, 2013 and 2012, respectively, and $80 million and $102 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

7) BANK FINANCING AND DEBT

The following table sets forth the Company's debt.

	At September 30, 2013	At December 31, 2012

Commercial paper	$341	$—
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,861	5,863
Obligations under capital leases	117	72

Total debt	6,319	5,935
Less discontinued operations debt (b)	13	13

Total debt from continuing operations	6,306	5,922
Less commercial paper	341	—
Less current portion of long-term debt	21	18

Total long-term debt from continuing operations, net of current portion	$5,944	$5,904

  (a)
  At September 30, 2013 and December 31, 2012, the senior debt balances included (i) a net unamortized discount of $14 million and $16 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $19 million and $23 million, respectively. The face value of the Company's senior debt was $5.86 billion at both September 30, 2013 and December 31, 2012.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At September 30, 2013, the Company classified $99 million of notes maturing in June 2014 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

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

  $152 million 8.625% debentures due 2012
  $338 million 5.625% senior notes due 2012
  $400 million 8.20% senior notes due 2014
  $700 million 6.75% senior notes due 2056

Debt redemptions in 2012 resulted in a pre-tax loss on early extinguishment of debt of $57 million for the third quarter of 2012 and a pre-tax net loss on early extinguishment of debt of $32 million for the nine months ended September 30, 2012.

Commercial Paper

At September 30, 2013, the Company had $341 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of approximately 0.3% and maturities of less than thirty days.

Credit Facility

During the first quarter of 2013, the Company amended and extended its $2.0 billion revolving credit facility (the "Credit Facility") to March 15, 2018. The amended facility provides for lower borrowing rates and fees, as well as more favorable covenant requirements. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2013, the Company's Consolidated Leverage ratio was approximately 1.6x.

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

The Credit Facility is used for general corporate purposes, including support of the Company's commercial paper program. At September 30, 2013, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2013	2012	2013	2012

Components of net periodic cost:
Service cost	$10	$9	$—	$—
Interest cost	54	60	6	8
Expected return on plan assets	(69)	(63)	—	—
Amortization of actuarial losses (gains) (a)	20	17	(4)	(4)
Amortization of prior service cost	1	1	—	—

Net periodic cost	$16	$24	$2	$4

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2013	2012	2013	2012

Components of net periodic cost:
Service cost	$30	$27	$—	$—
Interest cost	160	182	18	24
Expected return on plan assets	(205)	(187)	—	—
Amortization of actuarial losses (gains) (a)	64	53	(12)	(12)
Amortization of prior service cost	1	1	—	—

Net periodic cost	$50	$76	$6	$12

  (a)
  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

During the nine months ended September 30, 2013, the Company made discretionary contributions of $150 million to pre-fund its qualified pension plans.

9) STOCKHOLDERS' EQUITY

During the third quarter of 2013, the Company repurchased 5.3 million shares of its Class B Common Stock for $279 million, at an average cost of $53.20 per share. During the nine months ended September 30, 2013, the Company repurchased 39.7 million shares of its Class B Common Stock for $1.84 billion, at an average cost of $46.25 per share, leaving $5.79 billion of authorization remaining at September 30, 2013.

During the third quarter of 2013, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock payable on October 1, 2013. The total dividend was $73 million of which $72 million was paid on October 1, 2013 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the nine months ended September 30, 2013 were $222 million.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost	Unrealized Gain on Securities	Other Comprehensive Income (Loss)		Accumulated Other Comprehensive Loss

At December 31, 2012	$192	$(948)	$2	$185		$(569)

Other comprehensive income (loss) before reclassifications	(3)	—	1	(7)		(9)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—	33 (a)	—	(178	) (b)	(145)

Net other comprehensive income (loss)	(3)	33	1	(185)		(154)

At September 30, 2013	$189	$(915)	$3	$—		$(723)

  (a)
  See Note 8 for additional details of items reclassified from accumulated other comprehensive income (loss) to net earnings.

  (b)
  Reclassified from accumulated other comprehensive income to net earnings from discontinued operations in connection with the disposal of Outdoor Europe (See Note 4).

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $19 million for the nine months ended September 30, 2013.

10) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes for the three months ended September 30, 2013 increased to $254 million from $236 million for the three months ended September 30, 2012, and for the nine months ended September 30, 2013, the provision for income taxes increased to $744 million from $665 million for the comparable prior-year period. These increases were mainly driven by the increase in earnings from continuing operations. For the nine months ended September 30, 2013, the effective income tax rate decreased to 34.0% from 34.5% for the comparable prior-year period, reflecting the favorable impact from the settlement of income tax audits in 2013.

During the third quarter of 2013, the Company and the IRS settled the Company's income tax audit for the years 2008, 2009 and 2010. The IRS is expected to commence its examination of the years 2011 and 2012 in the fourth quarter of 2013. During the next six months the Company expects to settle an audit in a foreign jurisdiction related to a previously disposed business that is accounted for as a discontinued operation. In addition, various tax years are currently under examination by state and local and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

currently believes that it is reasonably possible that the reserve for uncertain tax positions will decrease within the next twelve months; however, as it is difficult to predict the final outcome of any particular tax matter, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined.

11) COMMITMENTS AND CONTINGENCIES

Guarantees

On September 30, 2013 the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to remain as guarantor of Outdoor Europe's franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At September 30, 2013, the total franchise payment obligations under these agreements are estimated to be approximately $284 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheet at September 30, 2013.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2013, the outstanding letters of credit and surety bonds approximated $371 million and were not recorded on the Consolidated Balance Sheet.

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and reasonably estimable.

Legal Matters

E-books Matters.    A number of lawsuits described below have been pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

On April 10, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. On September 7, 2012, the Stipulation was approved by the court and final judgment was entered. The Stipulation does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period (the "24 Month Period") and certain compliance practices for a five year period. Following a ruling in favor of the DOJ and a judgment against Apple that was entered by the court on September 6, 2013, Apple filed an appeal, which will be heard by the United States Court of Appeals for the Second Circuit. On October 4, 2013,

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Simon & Schuster filed an appeal with the court relating to an aspect of the Apple judgment involving the 24 Month Period.

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. On June 20, 2013, Simon & Schuster and certain other Publishing parties entered into a settlement agreement in the MDL litigation (as described below) covering claims of Minnesota residents (the "Minnesota Settlement"). The Minnesota Settlement is subject to court approval; preliminary approval was issued by the court on August 5, 2013. The Company believes that the settlements with the DOJ, the States and the Minnesota Settlement will not have a material adverse effect on its results of operations, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. As noted above, on June 20, 2013, Simon & Schuster entered into the Minnesota Settlement, subject to court approval. Upon final approval of the Minnesota Settlement by the court, Simon & Schuster will be dismissed with prejudice from the MDL litigation and only those individuals who elect to opt out of the States settlement or the Minnesota Settlement will have any potential claims against Simon & Schuster.

Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012; and by an Australian e-book retailer in the United States Court for the Southern District of New York on September 16, 2013. Simon & Schuster intends to defend itself in these matters.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2013, the Company had pending approximately 45,480 asbestos claims, as compared with approximately 45,900 as of December 31, 2012 and 46,060 as of September 30, 2012. During the third quarter of 2013, the Company received approximately 1,180 new claims and closed or moved to an inactive docket approximately 1,020 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2012 and 2011 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $21 million and $33 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

12) RESTRUCTURING CHARGES

During the year ended December 31, 2012, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $19 million, reflecting $13 million of severance costs and $6 million of costs associated with exiting contractual obligations. During the year ended December 31, 2011, the Company recorded restructuring charges of $43 million, reflecting $9 million of severance costs and $34 million of costs associated with exiting contractual obligations. As of September 30, 2013, the cumulative amount paid for the 2012 and 2011 restructuring charges was $47 million, of which $20 million was for the severance costs and $27 million was related to costs associated with contractual obligations. The Company expects to substantially utilize the remaining reserves by the end of 2013.

	Balance at December 31, 2012	2013 Payments	Balance at September 30, 2013

Entertainment	$25	$(14)	$11
Publishing	2	(2)	—
Local Broadcasting	7	(3)	4
Corporate	1	(1)	—

Total	$35	$(20)	$15

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investments	$79	$—	$—	$79
Foreign currency hedges	—	2	—	2

Total Assets	$79	$2	$—	$81

Liabilities:
Deferred compensation	$—	$244	$—	$244
Guarantees	—	—	40	40
Foreign currency hedges	—	3	—	3

Total Liabilities	$—	$247	$40	$287

At December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investments	$70	$—	$—	$70

Total Assets	$70	$—	$—	$70

Liabilities:
Deferred compensation	$—	$201	$—	$201
Foreign currency hedges	—	2	—	2

Total Liabilities	$—	$203	$—	$203

The fair value of investments is determined based on publicly quoted market prices in active markets. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees. The fair value of the guarantee liabilities reflects the premium that would be required to issue such guarantee in a standalone arm's length transaction and is calculated based on an assessment of the probability of the primary obligor's default under the obligation, discounted to its present value.

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures. At both September 30, 2013 and December 31, 2012, the carrying value of the senior debt was $5.86 billion and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $6.66 billion and $7.16 billion, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues:
Entertainment	$1,884	$1,680	$6,431	$5,705
Cable Networks	596	436	1,592	1,334
Publishing	224	210	584	575
Local Broadcasting	641	661	1,977	1,987
Outdoor Americas	341	334	957	956
Eliminations	(52)	(55)	(168)	(166)

Total Revenues	$3,634	$3,266	$11,373	$10,391

Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Intercompany Revenues:
Entertainment	$41	$42	$145	$139
Local Broadcasting	4	5	11	14
Outdoor Americas	7	8	12	13

Total Intercompany Revenues	$52	$55	$168	$166

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Segment OIBDA:
Entertainment	$431	$384	$1,340	$1,221
Cable Networks	261	227	699	626
Publishing	43	39	76	58
Local Broadcasting	181	213	635	632
Outdoor Americas	110	105	291	284
Corporate	(85)	(64)	(232)	(199)

Total Segment OIBDA	941	904	2,809	2,622
Impairment charges	—	—	—	(11)
Depreciation and amortization	(113)	(116)	(343)	(354)

Operating income	828	788	2,466	2,257
Interest expense	(93)	(94)	(281)	(308)
Interest income	2	1	6	4
Net loss on early extinguishment of debt	—	(57)	—	(32)
Other items, net	7	(3)	(2)	5

Earnings from continuing operations before income taxes and equity in loss of investee companies	744	635	2,189	1,926
Provision for income taxes	(254)	(236)	(744)	(665)
Equity in loss of investee companies, net of tax	(21)	(14)	(37)	(30)

Net earnings from continuing operations	469	385	1,408	1,231
Net earnings (loss) from discontinued operations, net of tax	25	6	1	(50)

Net earnings	$494	$391	$1,409	$1,181

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Operating Income (Loss):
Entertainment	$394	$346	$1,225	$1,101
Cable Networks	255	221	684	609
Publishing	41	38	71	53
Local Broadcasting	161	190	571	553
Outdoor Americas	68	62	165	157
Corporate	(91)	(69)	(250)	(216)

Total Operating Income	$828	$788	$2,466	$2,257

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Depreciation and Amortization:
Entertainment	$37	$38	$115	$120
Cable Networks	6	6	15	17
Publishing	2	1	5	5
Local Broadcasting	20	23	64	68
Outdoor Americas	42	43	126	127
Corporate	6	5	18	17

Total Depreciation and Amortization	$113	$116	$343	$354

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Stock-based Compensation:
Entertainment	$14	$13	$44	$40
Cable Networks	2	1	6	4
Publishing	1	1	3	2
Local Broadcasting	7	7	21	19
Outdoor Americas	3	2	6	5
Corporate	33	14	89	48

Total Stock-based Compensation	$60	$38	$169	$118

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Capital Expenditures:
Entertainment	$24	$20	$67	$56
Cable Networks	2	5	6	9
Publishing	1	1	2	1
Local Broadcasting	15	14	33	38
Outdoor Americas	13	11	28	28
Corporate	2	4	4	7

Total Capital Expenditures	$57	$55	$140	$139

	At September 30, 2013	At December 31, 2012

Assets:
Entertainment	$9,158	$9,023
Cable Networks	1,992	1,750
Publishing	979	1,033
Local Broadcasting	9,548	9,614
Outdoor Americas	3,385	3,542
Corporate	655	1,026
Discontinued operations	178	478

Total Assets	$25,895	$26,466

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

	Statement of Operations For the Three Months Ended September 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$31	$2	$3,601	$—	$3,634

Expenses:
Operating	16	2	1,954	—	1,972
Selling, general and administrative	17	81	623	—	721
Depreciation and amortization	2	4	107	—	113

Total expenses	35	87	2,684	—	2,806

Operating income (loss)	(4)	(85)	917	—	828
Interest (expense) income, net	(113)	(96)	118	—	(91)
Other items, net	1	(4)	10	—	7

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(116)	(185)	1,045	—	744
Benefit (provision) for income taxes	41	65	(360)	—	(254)
Equity in earnings (loss) of investee companies, net of tax	566	484	(21)	(1,050)	(21)

Net earnings from continuing operations	491	364	664	(1,050)	469
Net earnings from discontinued operations, net of tax	3	—	22	—	25

Net earnings	$494	$364	$686	$(1,050)	$494

Comprehensive income	$336	$357	$525	$(882)	$336

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$103	$8	$11,262	$—	$11,373

Expenses:
Operating	50	6	6,454	—	6,510
Selling, general and administrative	48	228	1,778	—	2,054
Depreciation and amortization	5	11	327	—	343

Total expenses	103	245	8,559	—	8,907

Operating income (loss)	—	(237)	2,703	—	2,466
Interest (expense) income, net	(342)	(276)	343	—	(275)
Other items, net	—	4	(6)	—	(2)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(342)	(509)	3,040	—	2,189
Benefit (provision) for income taxes	119	177	(1,040)	—	(744)
Equity in earnings (loss) of investee companies, net of tax	1,629	1,061	(37)	(2,690)	(37)

Net earnings from continuing operations	1,406	729	1,963	(2,690)	1,408
Net earnings (loss) from discontinued operations, net of tax	3	—	(2)	—	1

Net earnings	$1,409	$729	$1,961	$(2,690)	$1,409

Comprehensive income	$1,255	$728	$1,776	$(2,504)	$1,255

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended September 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$36	$3	$3,227	$—	$3,266

Expenses:
Operating	19	2	1,696	—	1,717
Selling, general and administrative	21	56	568	—	645
Depreciation and amortization	1	3	112	—	116

Total expenses	41	61	2,376	—	2,478

Operating income (loss)	(5)	(58)	851	—	788
Interest (expense) income, net	(114)	(88)	109	—	(93)
Loss on early extinguishment of debt	(57)	—	—	—	(57)
Other items, net	1	(5)	1	—	(3)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(175)	(151)	961	—	635
Benefit (provision) for income taxes	65	57	(358)	—	(236)
Equity in earnings (loss) of investee companies, net of tax	501	323	(14)	(824)	(14)

Net earnings from continuing operations	391	229	589	(824)	385
Net earnings from discontinued operations, net of tax	—	—	6	—	6

Net earnings	$391	$229	$595	$(824)	$391

Comprehensive income	$420	$224	$622	$(846)	$420

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$103	$11	$10,277	$—	$10,391

Expenses:
Operating	53	6	5,758	—	5,817
Selling, general and administrative	64	175	1,713	—	1,952
Impairment charges	—	—	11	—	11
Depreciation and amortization	4	10	340	—	354

Total expenses	121	191	7,822	—	8,134

Operating income (loss)	(18)	(180)	2,455	—	2,257
Interest (expense) income, net	(366)	(261)	323	—	(304)
Net loss on early extinguishment of debt	(32)	—	—	—	(32)
Other items, net	1	(6)	10	—	5

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(415)	(447)	2,788	—	1,926
Benefit (provision) for income taxes	145	156	(966)	—	(665)
Equity in earnings (loss) of investee companies, net of tax	1,451	937	(30)	(2,388)	(30)

Net earnings from continuing operations	1,181	646	1,792	(2,388)	1,231
Net loss from discontinued operations, net of tax	—	—	(50)	—	(50)

Net earnings	$1,181	$646	$1,742	$(2,388)	$1,181

Comprehensive income	$1,216	$638	$1,760	$(2,398)	$1,216

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At September 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$39	$1	$186	$—	$226
Receivables, net	23	1	3,197	—	3,221
Programming and other inventory	4	3	547	—	554
Prepaid expenses and other current assets	117	18	784	(28)	891

Total current assets	183	23	4,714	(28)	4,892

Property and equipment	36	120	4,840	—	4,996
Less accumulated depreciation and amortization	9	79	2,708	—	2,796

Net property and equipment	27	41	2,132	—	2,200

Programming and other inventory	1	—	1,585	—	1,586
Goodwill	98	62	8,408	—	8,568
Intangible assets	—	—	6,456	—	6,456
Investments in consolidated subsidiaries	34,555	10,187	—	(44,742)	—
Other assets	155	17	2,021	—	2,193
Intercompany	—	3,321	12,588	(15,909)	—

Total Assets	$35,019	$13,651	$37,904	$(60,679)	$25,895

Liabilities and Stockholders' Equity
Accounts payable	$3	$6	$218	$—	$227
Participants' share and royalties payable	—	—	961	—	961
Program rights	5	3	428	—	436
Commercial paper	341	—	—	—	341
Current portion of long-term debt	5	—	16	—	21
Accrued expenses and other current liabilities	319	250	1,226	(28)	1,767

Total current liabilities	673	259	2,849	(28)	3,753

Long-term debt	5,791	—	153	—	5,944
Other liabilities	2,975	286	3,266	—	6,527
Intercompany	15,909	—	—	(15,909)	—
Stockholders' Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	953	(1,076)	1
Additional paid-in capital	43,463	—	56,327	(56,327)	43,463
Retained earnings (deficit)	(25,360)	13,322	(21,088)	7,766	(25,360)
Accumulated other comprehensive income (loss)	(723)	(8)	118	(110)	(723)

	17,381	13,437	36,436	(49,873)	17,381
Less treasury stock, at cost	7,710	331	4,800	(5,131)	7,710

Total Stockholders' Equity	9,671	13,106	31,636	(44,742)	9,671

Total Liabilities and Stockholders' Equity	$35,019	$13,651	$37,904	$(60,679)	$25,895

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(858)	$(174)	$2,352	$—	$1,320

Investing Activities:
Acquisitions, net of cash acquired	—	—	(31)	—	(31)
Capital expenditures	—	(4)	(136)	—	(140)
Investments in and advances to investee companies	—	—	(144)	—	(144)
Proceeds from sale of investments	15	1	4	—	20
Proceeds from dispositions	—	—	196	—	196

Net cash flow provided by (used for) investing activities from continuing operations	15	(3)	(111)	—	(99)

Net cash flow used for investing activities from discontinued operations	—	—	(17)	—	(17)

Net cash flow provided by (used for) investing activities	15	(3)	(128)	—	(116)

Financing Activities:
Proceeds from short-term debt borrowings, net	341	—	—	—	341
Payment of capital lease obligations	—	—	(13)	—	(13)
Payment of contingent consideration	—	—	(30)	—	(30)
Dividends	(228)	—	—	—	(228)
Purchase of Company common stock	(1,864)	—	—	—	(1,864)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(142)	—	—	—	(142)
Proceeds from exercise of stock options	121	—	—	—	121
Excess tax benefit from stock-based compensation	133	—	—	—	133
Other financing activities	(4)	—	—	—	(4)
Increase (decrease) in intercompany	2,271	177	(2,448)	—	—

Net cash flow provided by (used for) financing activities	628	177	(2,491)	—	(1,686)

Net decrease in cash and cash equivalents	(215)	—	(267)	—	(482)
Cash and cash equivalents at beginning of period	254	1	453	—	708

Cash and cash equivalents at end of period	$39	$1	$186	$—	$226

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(692)	$(167)	$2,339	$—	$1,480

Investing Activities:
Acquisitions, net of cash acquired	—	—	(70)	—	(70)
Capital expenditures	—	(7)	(132)	—	(139)
Investments in and advances to investee companies	—	—	(54)	—	(54)
Proceeds from sale of investments	—	11	—	—	11
Proceeds from dispositions	—	—	46	—	46

Net cash flow provided by (used for) investing activities from continuing operations	—	4	(210)	—	(206)

Net cash flow used for investing activities from discontinued operations	—	—	(13)	—	(13)

Net cash flow provided by (used for) investing activities	—	4	(223)	—	(219)

Financing Activities:
Proceeds from issuance of notes	1,567	—	—	—	1,567
Repayment of notes	(1,583)	—	—	—	(1,583)
Payment of capital lease obligations	—	—	(15)	—	(15)
Payment of contingent consideration	—	—	(33)	—	(33)
Dividends	(199)	—	—	—	(199)
Purchase of Company common stock	(839)	—	—	—	(839)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(105)	—	—	—	(105)
Proceeds from exercise of stock options	140	—	—	—	140
Excess tax benefit from stock-based compensation	93	—	—	—	93
Increase (decrease) in intercompany	2,106	163	(2,269)	—	—

Net cash flow provided by (used for) financing activities	1,180	163	(2,317)	—	(974)

Net increase (decrease) in cash and cash equivalents	488	—	(201)	—	287
Cash and cash equivalents at beginning of period	134	1	525	—	660

Cash and cash equivalents at end of period	$622	$1	$324	$—	$947

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

For the three months ended September 30, 2013, the Company's diluted earnings per share ("EPS") from continuing operations of $.76 increased $.17, or 29%, from $.59 for the same prior-year period, principally reflecting 11% higher revenues, 5% higher operating income and lower weighted average shares outstanding due to the Company's ongoing share repurchases. The 11% increase in revenues reflects 18% higher content licensing and distribution revenues, led by growth in domestic licensing mainly from the first-cycle availabilities of NCIS: Los Angeles and The Good Wife. Revenue growth was also driven by a 23% increase in affiliate and subscription fee revenues, reflecting the benefit of Showtime Networks' distribution of a Floyd Mayweather pay-per-view boxing event, as well as steady growth from cable affiliate fees, retransmission revenues and fees received from the CBS Television Network's affiliated television stations ("network affiliation fees"). Advertising revenues increased 4%, principally driven by growth at the CBS Television Network, which was partially offset by a decline at CBS Television Stations resulting from lower political advertising spending. Operating income growth was driven by the increase in revenues which was partially offset by a higher investment in content and higher stock-based compensation primarily attributable to appreciation in the Company's stock price.

For the nine months ended September 30, 2013, diluted EPS from continuing operations of $2.25 increased $.39, or 21%, from $1.86 for the same prior-year period, driven by growth in revenues of 9% and operating income of 9%, and lower weighted average shares outstanding due to the Company's ongoing share repurchases. Revenue growth was driven by 6% higher advertising revenues, mainly from the broadcast of Super Bowl XLVII on the CBS Television Network and the strength of network primetime advertising, 19% higher affiliate and subscription fee revenues and a 16% increase in revenues from the licensing of television programming. Operating income growth was driven by the increase in revenues, partially offset by a higher investment in content and higher stock-based compensation primarily attributable to appreciation in the Company's stock price.

During the quarter, the Company repurchased 5.3 million shares of its Class B Common Stock for $279 million, at an average cost of $53.20 per share. During the nine months ended September 30, 2013, the Company repurchased 39.7 million shares of its Class B Common Stock for $1.84 billion, at an average cost of $46.25 per share.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Free cash flow for the nine months ended September 30, 2013 was $1.39 billion compared to $1.37 billion for the same prior-year period. The Company generated operating cash flow from continuing operations of $1.53 billion for the nine months ended September 30, 2013 versus $1.51 billion for the comparable prior-year period. Cash flow from operating activities for the nine months ended September 30, 2013 included a contribution of $150 million to pre-fund the Company's qualified pension plans, while cash flow from operating activities for the same prior-year period included payments of approximately $60 million associated with the early extinguishment of debt, primarily for make-whole premiums. Free cash flow is a non-GAAP financial measure. See "Reconciliation of Non-GAAP Financial Information" on pages 41-42 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States ("GAAP"), to free cash flow.

On September 30, 2013, the Company completed the sale of its outdoor advertising business in Europe, which includes an interest in an outdoor business in Asia ("Outdoor Europe") for $225 million, resulting in a gain on disposal of $147 million. Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. Included in the loss from discontinued operations for the three and nine months ended September 30, 2013 is an after-tax charge of $110 million associated with the exiting of an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically have been intercompany but upon the closing of the transaction became third-party guarantees.

During the first quarter of 2013, the Company submitted a private letter ruling request to the Internal Revenue Service ("IRS") with respect to certain matters related to the planned separation of its Outdoor Americas business as well as the qualification of such business as a Real Estate Investment Trust ("REIT"). Also during 2013, a preliminary registration statement was filed with the Securities and Exchange Commission ("SEC") for the proposed initial public offering ("IPO") of less than 20% of the common stock of CBS Outdoor Americas Inc. Subject to market conditions, customary approvals and obtaining the private letter ruling with respect to the separation, the Company currently expects to initiate the IPO during the first quarter of 2014 and, at a time subsequent to the IPO, dispose of the shares of CBS Outdoor Americas Inc. that it will own after the completion of the IPO.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2013 versus Three and Nine Months Ended September 30, 2012

Revenues

The following tables present the Company's consolidated revenues by type for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2013		2012		$	%

Advertising	$1,856	51%	$1,779	54%	$77	4%
Content licensing and distribution	1,094	30	931	29	163	18
Affiliate and subscription fees	611	17	496	15	115	23
Other	73	2	60	2	13	22

Total Revenues	$3,634	100%	$3,266	100%	$368	11%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2013		2012		$	%

Advertising	$6,401	56%	$6,044	58%	$357	6%
Content licensing and distribution	3,099	27	2,764	26	335	12
Affiliate and subscription fees	1,679	15	1,416	14	263	19
Other	194	2	167	2	27	16

Total Revenues	$11,373	100%	$10,391	100%	$982	9%

Advertising revenues for the three months ended September 30, 2013 increased $77 million, or 4%, to $1.86 billion, principally driven by growth at the CBS Television Network and CBS Interactive. Network advertising revenues increased 13%, mainly reflecting the benefit from more original programming as well as an easier comparison against 2012 which included the broadcast of programming against the highly rated 2012 Summer Olympics and pre-emptions for the Republican and Democratic national conventions. Local Broadcasting advertising revenues decreased 4% for the third quarter, reflecting lower political advertising revenues, as 2012 benefited from the U.S. presidential election. For the nine months ended September 30, 2013, advertising revenues increased $357 million, or 6%, to $6.40 billion, principally driven by the 2013 broadcast of the Super Bowl, which is broadcast on the CBS Television Network once every three years, as well as growth from network primetime and CBS Interactive. These increases were partially offset by a decline in Local Broadcasting advertising of 2%, reflecting lower political advertising revenues.

During the fourth quarter of 2013, local advertising revenues will continue to be negatively impacted by lower political advertising spending. For national advertising, upfront advertising sales for the 2013/2014 television broadcast season resulted in pricing increases that are expected to positively impact revenues during the season, which runs from the middle of September 2013 through the middle of September 2014. Upfront advertising sales occur annually, generally during May through July preceding the start of the television broadcast season, and represent a significant portion of advertising spots sold for CBS

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Television Network's non-sports programming. During the first quarter of 2014, the advertising revenue comparison will be negatively impacted by the broadcast of the Super Bowl on the CBS Television Network during the first quarter of 2013. Also during 2014, local advertising revenues are expected to benefit from increased political advertising spending for 2014 midterm elections. However, overall advertising revenues for the Company will also be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market.

Content licensing and distribution revenues for the three months ended September 30, 2013 increased $163 million, or 18%, to $1.09 billion, principally due to higher domestic syndication revenues, led by the first-cycle availabilities of NCIS: Los Angeles and The Good Wife, and higher revenues from the licensing of programming for digital streaming. For the nine months ended September 30, 2013, content licensing and distribution revenues increased $335 million, or 12%, to $3.10 billion reflecting growth from domestic and international licensing of programming for syndication and digital streaming. During 2014, content licensing and distribution revenues are expected to benefit from the first-cycle domestic syndication availabilities of Hawaii Five-O and Blue Bloods.

Affiliate and subscription fees increased $115 million, or 23%, to $611 million for the three months ended September 30, 2013 and for the nine months ended September 30, 2013 increased $263 million, or 19%, to $1.68 billion. These increases were principally driven by revenues from Showtime Networks' distribution of Floyd Mayweather pay-per-view boxing events; growth in retransmission revenues and network affiliation fees of 32% and 47% for the three and nine months ended September 30, 2013, respectively; as well as increases in Cable Networks affiliate fees. The increase in Cable Networks affiliate fees reflected growth in subscriptions and rate increases at Showtime Networks and Smithsonian Networks, as well as rate increases at CBS Sports Network. The Company expects continued growth in affiliate and subscription fee revenues for the remainder of 2013 as well as in 2014.

Other revenues, which include ancillary fees for Entertainment, Cable Networks, Local Broadcasting, and Outdoor Americas operations, increased $13 million, or 22%, to $73 million for the three months ended September 30, 2013 and increased $27 million, or 16%, to $194 million for the nine months ended September 30, 2013, principally reflecting higher ancillary digital and network revenues.

International Revenues

The Company generated approximately 10% and 11% of its total revenues from international regions for the three months ended September 30, 2013 and 2012, respectively, and generated approximately 13% of its total revenues from international regions for both the nine months ended September 30, 2013 and 2012.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2013		2012		$	%

Programming	$552	28%	$461	27%	$91	20%
Production	601	31	449	26	152	34
Billboard, transit and other occupancy	159	8	161	9	(2)	(1)
Participation, distribution and royalty	259	13	254	15	5	2
Other	401	20	392	23	9	2

Total Operating Expenses	$1,972	100%	$1,717	100%	$255	15%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2013		2012		$	%

Programming	$2,198	34%	$1,821	31%	$377	21%
Production	1,837	28	1,595	28	242	15
Billboard, transit and other occupancy	472	7	472	8	—	—
Participation, distribution and royalty	842	13	777	13	65	8
Other	1,161	18	1,152	20	9	1

Total Operating Expenses	$6,510	100%	$5,817	100%	$693	12%

Programming expenses for the three months ended September 30, 2013 increased $91 million, or 20%, to $552 million from $461 million for the same prior-year period, primarily driven by higher programming costs associated with a pay-per-view boxing event, as well as higher investment in acquired television programming. For the nine months ended September 30, 2013, programming expenses increased $377 million, or 21%, to $2.20 billion from $1.82 billion for the same prior-year period, primarily reflecting higher sports programming costs associated with the CBS Television Network's 2013 broadcast of the Super Bowl and Showtime Networks' distribution of two pay-per-view boxing events, as well as higher investment in acquired television programming.

Sports programming expenses in the first quarter of 2014 are expected to be lower compared to the first quarter of 2013, which included costs associated with the Super Bowl broadcast on the CBS Television Network. For the full year 2014, this decrease will be partially offset by cost increases associated with the Company's new agreement with the National Football League, which commences in the third quarter of 2014.

Production expenses increased $152 million, or 34%, to $601 million for the three months ended September 30, 2013 and increased $242 million, or 15%, to $1.84 billion for the nine months ended September 30, 2013, primarily driven by higher amortization of production costs mainly associated with increased revenues from the first-cycle availabilities of NCIS: Los Angeles and The Good Wife, as well as higher investment in television content.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Billboard, transit and other occupancy expenses decreased $2 million, or 1%, to $159 million for the three months ended September 30, 2013, primarily reflecting lower transit costs associated with the renewal of a transit contract at more favorable terms, partially offset by higher contingent rent expenses associated with the increase in revenues. Billboard, transit and other occupancy expenses remained flat at $472 million for the nine months ended September 30, 2013 versus the same prior-year period.

Participation, distribution and royalty expenses for the three months ended September 30, 2013 increased $5 million, or 2%, to $259 million and for the nine months ended September 30, 2013, increased $65 million, or 8%, to $842 million compared with the same prior-year periods. These increases were principally due to higher participations associated with higher revenues from the licensing of television programming.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $76 million, or 12%, to $721 million for the three months ended September 30, 2013, and increased $102 million, or 5%, to $2.05 billion for the nine months ended September 30, 2013. These increases primarily reflected higher stock-based compensation, mainly associated with the increase in the Company's stock price, higher advertising expenses, as well as professional fees related to the conversion of Outdoor Americas to a REIT. For the nine-month period, these increases were partially offset by costs incurred during 2012 relating to a Publishing legal matter. SG&A expenses as a percentage of revenues for the three and nine months ended September 30, 2013 were 20% and 18%, respectively, versus 20% and 19% for the same prior-year periods.

Impairment Charges

In April 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Depreciation and Amortization

For the three months ended September 30, 2013, depreciation and amortization decreased $3 million, or 3%, to $113 million and for the nine months ended September 30, 2013, depreciation and amortization decreased $11 million, or 3%, to $343 million.

Interest Expense

For the three months ended September 30, 2013, interest expense decreased $1 million, or 1%, to $93 million. For the nine months ended September 30, 2013, interest expense decreased $27 million, or 9%, to $281 million, driven by the Company's debt refinancing during 2012. The Company had $5.97 billion and $5.93 billion of long-term debt outstanding at September 30, 2013 and September 30, 2012, respectively, each at weighted average interest rate of 6.0%. At September 30, 2013, the Company also had $341 million of commercial paper outstanding at a weighted average interest rate of 0.3%.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Income

For the three months ended September 30, 2013, interest income increased $1 million to $2 million and for the nine months ended September 30, 2013, interest income increased $2 million to $6 million.

Net Loss on Early Extinguishment of Debt

For the three months ended September 30, 2012, the loss on early extinguishment of debt of $57 million reflected a pre-tax loss associated with the redemption of the Company's $338 million of 5.625% senior notes due 2012 and $400 million of 8.20% senior notes due 2014. For the nine months ended September 30, 2012, the net loss on early extinguishment of debt of $32 million also included a pre-tax gain recognized upon the redemption of the Company's $700 million of 6.75% senior notes due 2056.

Other Items, Net

For all periods presented, "Other items, net" primarily consisted of foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2013 increased to $254 million from $236 million for the three months ended September 30, 2012, and for the nine months ended September 30, 2013, the provision for income taxes increased to $744 million from $665 million for the comparable prior-year period. These increases were mainly driven by the increase in earnings from continuing operations. For the nine months ended September 30, 2013, the effective income tax rate decreased to 34.0% from 34.5% for the comparable prior-year period, reflecting the favorable impact from the settlement of income tax audits in 2013.

Equity in Loss of Investee Companies, Net of Tax

Equity in loss of investee companies reflects the Company's share of the operating results of its equity investments. For the three months ended September 30, 2013, equity in loss of investee companies, net of tax, increased $7 million to a loss of $21 million and for the nine months ended September 30, 2013, increased $7 million to a loss of $37 million compared to the same prior-year periods.

Net Earnings from Continuing Operations

The Company reported net earnings from continuing operations of $469 million for the three months ended September 30, 2013 versus $385 million for the three months ended September 30, 2012 and $1.41 billion for the nine months ended September 30, 2013 versus $1.23 billion for the nine months ended September 30, 2012.

Net Earnings (Loss) from Discontinued Operations

On September 30, 2013, the Company completed the sale of Outdoor Europe for $225 million. Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. Included in the loss from discontinued operations for the three and nine months ended September 30, 2013 is an after-tax charge of $110 million associated with the exiting of an unprofitable contractual arrangement and the estimated fair value of guarantees,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

which historically have been intercompany but upon the closing of the transaction became third-party guarantees (See Note 11 to the consolidated financial statements).

The following table sets forth details of the net earnings (loss) from discontinued operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues from discontinued operations	$139	$152	$401	$427

Loss from discontinued operations	$(194)	$(11)	$(241)	$(68)
Income tax benefit	72	17	95	18

(Loss) earnings from discontinued operations, net of tax	(122)	6	(146)	(50)

Gain on disposal	149	—	149	—
Income tax provision	(2)	—	(2)	—

Gain on disposal, net of tax	147	—	147	—

Net earnings (loss) from discontinued operations, net of tax	$25	$6	$1	$(50)

Net Earnings and Diluted EPS

For the three months ended September 30, 2013, net earnings of $494 million, or $.80 per diluted share, increased from $391 million, or $.60 per diluted share, for the same prior-year period. For the nine months ended September 30, 2013, net earnings of $1.41 billion, or $2.25 per diluted share, increased from $1.18 billion, or $1.78 per diluted share, for the same prior-year period. These increases were mainly driven by the growth in operating income and the absence of the 2012 net loss on early extinguishment of debt. The increase in diluted EPS also reflected lower weighted average shares outstanding as a result of the Company's ongoing share repurchase program.

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

The following table presents a reconciliation of the Company's net cash flow provided by operating activities to free cash flow.

	Nine Months Ended September 30,
	2013	2012

Net cash flow provided by operating activities	$1,320	$1,480
Capital expenditures	(140)	(139)
Exclude net cash flow used for operating activities from discontinued operations	(212)	(25)

Free cash flow	$1,392	$1,366

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("OIBDA"), restructuring charges and impairment charges ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three and nine months ended September 30, 2013 and 2012. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings (loss) is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues:
Entertainment	$1,884	$1,680	$6,431	$5,705
Cable Networks	596	436	1,592	1,334
Publishing	224	210	584	575
Local Broadcasting	641	661	1,977	1,987
Outdoor Americas	341	334	957	956
Eliminations	(52)	(55)	(168)	(166)

Total Revenues	$3,634	$3,266	$11,373	$10,391

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Segment OIBDA:
Entertainment	$431	$384	$1,340	$1,221
Cable Networks	261	227	699	626
Publishing	43	39	76	58
Local Broadcasting	181	213	635	632
Outdoor Americas	110	105	291	284
Corporate	(85)	(64)	(232)	(199)

Total Segment OIBDA	941	904	2,809	2,622
Impairment charges	—	—	—	(11)
Depreciation and amortization	(113)	(116)	(343)	(354)

Total Operating Income	$828	$788	$2,466	$2,257

Operating Income (Loss):
Entertainment	$394	$346	$1,225	$1,101
Cable Networks	255	221	684	609
Publishing	41	38	71	53
Local Broadcasting	161	190	571	553
Outdoor Americas	68	62	165	157
Corporate	(91)	(69)	(250)	(216)

Total Operating Income	$828	$788	$2,466	$2,257

Depreciation and Amortization:
Entertainment	$37	$38	$115	$120
Cable Networks	6	6	15	17
Publishing	2	1	5	5
Local Broadcasting	20	23	64	68
Outdoor Americas	42	43	126	127
Corporate	6	5	18	17

Total Depreciation and Amortization	$113	$116	$343	$354

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive)

(Contributed 52% and 57% to consolidated revenues for the three and nine months ended September 30, 2013, respectively, versus 51% and 55% for the comparable prior-year periods and 48% and 50% to consolidated operating income for the three and nine months ended September 30, 2013, respectively, versus 44% and 49% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues	$1,884	$1,680	$6,431	$5,705

Segment OIBDA	$431	$384	$1,340	$1,221
Depreciation and amortization	(37)	(38)	(115)	(120)

Operating income	$394	$346	$1,225	$1,101

Segment OIBDA as a % of revenues	23%	23%	21%	21%
Operating income as a % of revenues	21%	21%	19%	19%
Capital expenditures	$24	$20	$67	$56

Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, Entertainment revenues increased $204 million, or 12%, to $1.88 billion from $1.68 billion for the same prior-year period reflecting higher advertising revenues at the CBS Television Network and CBS Interactive, higher content licensing and distribution revenues and growth in network affiliation fees. Advertising revenues at the CBS Television Network increased 13% reflecting the benefit of more original programming as well as an easier comparison against 2012 which included the broadcast of programming against the highly rated 2012 Summer Olympics and pre-emptions for the Republican and Democratic national conventions. Content licensing and distribution revenues increased 11%, driven by higher domestic licensing revenues mainly from the first-cycle availabilities of NCIS: Los Angeles and The Good Wife.

For the three months ended September 30, 2013, Entertainment OIBDA increased $47 million, or 12%, to $431 million from $384 million for the same prior-year period, driven by the revenue growth, which was partially offset by increased investment in television programming.

Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, Entertainment revenues increased $726 million, or 13%, to $6.43 billion from $5.71 billion for the same prior-year period reflecting higher advertising revenues, content licensing and distribution revenues and network affiliation fees. Advertising revenues increased 12%, principally driven by the broadcast of Super Bowl XLVII on the CBS Television Network in 2013, growth in Network primetime advertising and growth at CBS Interactive. Content licensing and distribution revenues increased 11%, reflecting growth from the licensing of television programming for digital streaming and domestic and international syndication.

For the nine months ended September 30, 2013, Entertainment OIBDA increased $119 million, or 10%, to $1.34 billion from $1.22 billion for the same prior-year period, primarily driven by the increase in revenues which was partially offset by an increased investment in television content and higher sports programming costs associated with the Super Bowl broadcast.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 16% and 14% to consolidated revenues for the three and nine months ended September 30, 2013, respectively, versus 13% for both of the comparable prior-year periods and 31% and 28% to consolidated operating income for the three and nine months ended September 30, 2013, respectively, versus 28% and 27% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues	$596	$436	$1,592	$1,334

Segment OIBDA	$261	$227	$699	$626
Depreciation and amortization	(6)	(6)	(15)	(17)

Operating income	$255	$221	$684	$609

Segment OIBDA as a % of revenues	44%	52%	44%	47%
Operating income as a % of revenues	43%	51%	43%	46%
Capital expenditures	$2	$5	$6	$9

Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, Cable Networks revenues increased $160 million, or 37%, to $596 million from $436 million for the same prior-year period. This increase was driven by revenues from the distribution of a Floyd Mayweather pay-per-view boxing event, growth from the licensing of Showtime original series, primarily Dexter, and higher affiliate revenues driven by rate increases and growth in subscriptions at Showtime Networks and Smithsonian Networks. As of September 30, 2013 subscriptions totaled 77 million for Showtime Networks, including Showtime, The Movie Channel and Flix, 45 million for CBS Sports Network and 21 million for Smithsonian Networks.

For the three months ended September 30, 2013, Cable Networks OIBDA increased $34 million, or 15%, to $261 million from $227 million for the same prior-year period primarily due to the revenue growth, partially offset by higher programming costs, including costs associated with the pay-per-view boxing event, the increase in licensing revenues, as well as increased investment in Showtime original series.

Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, Cable Networks revenues increased $258 million, or 19%, to $1.59 billion from $1.33 billion for the same prior-year period primarily driven by revenues from the distribution of two Floyd Mayweather pay-per-view boxing events, higher revenues from the licensing of Showtime original series, led by Dexter, and higher affiliate revenues. Affiliate revenues increased 5% reflecting rate increases and growth in subscriptions at Showtime Networks and Smithsonian Networks, as well as rate increases at CBS Sports Network.

For the nine months ended September 30, 2013, Cable Networks OIBDA increased $73 million, or 12%, to $699 million from $626 million for the same prior-year period, primarily due to the revenue growth, partially offset by higher programming costs, mainly associated with the pay-per-view boxing events, the increase in licensing revenues, and increased investment in Showtime original series.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 6% and 5% to consolidated revenues for the three and nine months ended September 30, 2013, respectively, versus 6% for both of the comparable prior-year periods and 5% and 3% to consolidated operating income for the three and nine months ended September 30, 2013, respectively, versus 5% and 2% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues	$224	$210	$584	$575

Segment OIBDA	$43	$39	$76	$58
Depreciation and amortization	(2)	(1)	(5)	(5)

Operating income	$41	$38	$71	$53

Segment OIBDA as a % of revenues	19%	19%	13%	10%
Operating income as a % of revenues	18%	18%	12%	9%
Capital expenditures	$1	$1	$2	$1

Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, Publishing revenues increased $14 million, or 7%, to $224 million from $210 million for the same prior-year period primarily driven by growth in digital book sales. Digital book sales increased 39% from the same prior-year period and represented 27% of Publishing's total revenues for the third quarter of 2013, compared with 21% for the third quarter of 2012. Best-selling titles in the third quarter included Doctor Sleep by Stephen King and Si-cology 1 by Si Robertson.

For the three months ended September 30, 2013, Publishing OIBDA increased $4 million, or 10%, to $43 million from $39 million for the same prior-year period. This increase was primarily due to the revenue growth which was partially offset by higher royalties and other direct costs associated with the revenue increase, as well as higher advertising expenses.

Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, Publishing revenues increased $9 million, or 2%, to $584 million from $575 million for the same prior-year period reflecting growth in digital book sales which was partially offset by lower print book sales.

For the nine months ended September 30, 2013, Publishing OIBDA increased $18 million, or 31%, to $76 million from $58 million for the same prior-year period, reflecting lower costs associated with legal matters and the growth in more profitable digital book sales, partially offset by the decline in print book sales and higher advertising expenses.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 18% and 17% to consolidated revenues for the three and nine months ended September 30, 2013, respectively, versus 20% and 19% for the comparable prior-year periods and 19% and 23% to consolidated operating income for the three and nine months ended September 30, 2013, respectively, versus 24% and 25% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues	$641	$661	$1,977	$1,987

Segment OIBDA	$181	$213	$635	$632
Impairment charges	—	—	—	(11)
Depreciation and amortization	(20)	(23)	(64)	(68)

Operating income	$161	$190	$571	$553

Segment OIBDA as a % of revenues	28%	32%	32%	32%
Operating income as a % of revenues	25%	29%	29%	28%
Capital expenditures	$15	$14	$33	$38

Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, Local Broadcasting revenues decreased $20 million, or 3%, to $641 million from $661 million for the same prior-year period, principally driven by lower political advertising revenues, as 2012 benefited from the U.S. presidential election, partially offset by strong growth in retransmission revenues. CBS Television Stations revenues decreased 6%, however, non-political revenues for the third quarter of 2013 was comparable to the same prior-year period. CBS Radio revenues increased 1%, reflecting the benefit of the new CBS Sports Radio network.

For the three months ended September 30, 2013, Local Broadcasting OIBDA decreased $32 million, or 15%, to $181 million from $213 million for the same prior-year period, primarily reflecting lower revenues as well as the benefit to the third quarter of 2012 from the initial impact of a new royalty agreement, which included a retroactive benefit.

Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, Local Broadcasting revenues decreased $10 million, or 1%, to $1.98 billion from $1.99 billion for the same prior-year period. CBS Television Stations revenues decreased 1%, primarily driven by lower political advertising and lower revenues from the nonrenewal of an unprofitable sports programming contract. These decreases were partially offset by the benefit of the 2013 broadcast of Super Bowl XLVII to the Company's owned CBS affiliated stations and higher retransmission revenues. CBS Radio revenues remained flat compared with the same prior-year period as the benefit of the new CBS Sports Radio network was offset by the impact of radio station dispositions in 2012.

For the nine months ended September 30, 2013, Local Broadcasting OIBDA increased $3 million to $635 million from $632 million for the same prior-year period, primarily reflecting lower programming costs and the benefit from the nonrenewal of an unprofitable sports programming contract, partially offset by lower revenues. During the first quarter of 2012, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill in connection with the disposition of the Company's radio stations in West Palm Beach.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor Americas (CBS Outdoor)

(Contributed 9% and 8% to consolidated revenues for the three and nine months ended September 30, 2013, respectively, versus 10% and 9% for the comparable prior-year periods and 8% and 7% to consolidated operating income for the three and nine months ended September 30, 2013, respectively, versus 8% and 7% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues	$341	$334	$957	$956

Segment OIBDA	$110	$105	$291	$284
Depreciation and amortization	(42)	(43)	(126)	(127)

Operating income	$68	$62	$165	$157

Segment OIBDA as a % of revenues	32%	31%	30%	30%
Operating income as a % of revenues	20%	19%	17%	16%
Capital expenditures	$13	$11	$28	$28

Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, Outdoor Americas revenues increased $7 million, or 2%, to $341 million from $334 million for the same prior-year period, driven by 4% revenue growth in the U.S., reflecting increased revenues in the billboard and transit businesses of 3% and 5%, respectively. This increase was partially offset by a decline in Canada. Approximately 12% and 14% of Outdoor Americas revenues were generated from regions outside the U.S. for the three months ended September 30, 2013 and 2012, respectively.

For the three months ended September 30, 2013, Outdoor Americas OIBDA increased $5 million, or 5%, to $110 million from $105 million for the same prior-year period, primarily driven by the revenue growth.

Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, Outdoor Americas revenues increased slightly to $957 million from $956 million for the same prior-year period, driven by 2% growth in the U.S., mainly reflecting a 3% increase in the billboard business. This increase was partially offset by the impact of the nonrenewal of transit contracts in Canada, as well as a decline in Mexico. Approximately 13% and 14% of Outdoor Americas revenues were generated from regions outside the U.S. for the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013, Outdoor Americas OIBDA increased $7 million, or 2%, to $291 million from $284 million for the same prior-year period, principally reflecting a gain on the sale of outdoor advertising structures.

During the first quarter of 2013, the Company submitted a private letter ruling request to the IRS with respect to certain matters related to the planned separation of its Outdoor Americas business as well as the qualification of such business as a REIT. Also during 2013, a preliminary registration statement was filed with the SEC for the proposed IPO of less than 20% of the common stock of CBS Outdoor

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Americas Inc. Subject to market conditions, customary approvals and obtaining the private letter ruling with respect to the separation, the Company currently expects to initiate the IPO during the first quarter of 2014 and, at a time subsequent to the IPO, dispose of the shares of CBS Outdoor Americas Inc. that it will own after the completion of the IPO.

Corporate

Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended September 30, 2013, corporate expenses increased $22 million, or 32%, to $91 million from $69 million for the same prior-year period, and for the nine months ended September 30, 2013, corporate expenses increased $34 million, or 16%, to $250 million from $216 million for the same prior-year period. These increases principally reflected higher stock-based compensation, mainly associated with the increase in the Company's stock price, and professional fees related to the conversion of Outdoor Americas to a REIT. These increases were partially offset by lower pension and postretirement benefit costs, reflecting the benefit from pre-funding pension plans in 2012 and the favorable performance of pension plan assets in 2012.

Financial Position

Current assets decreased by $828 million to $4.89 billion at September 30, 2013 from $5.72 billion at December 31, 2012, primarily due to a decrease in cash, lower prepaid program rights, and a decrease in current assets of discontinued operations resulting from the sale of Outdoor Europe. The decrease in prepaid program rights reflects the broadcast of Super Bowl XLVII on the CBS Television Network in the first quarter of 2013. The allowance for doubtful accounts as a percentage of receivables was 2.4% at September 30, 2013 and 2.5% at December 31, 2012.

Net property and equipment of $2.20 billion at September 30, 2013 decreased $71 million from $2.27 billion at December 31, 2012, primarily reflecting depreciation expense of $267 million, partially offset by capital expenditures of $140 million and capital lease additions for broadcasting equipment of $58 million.

Other assets increased by $514 million to $2.07 billion at September 30, 2013 from $1.55 billion at December 31, 2012, primarily reflecting an increase in long-term receivables associated with revenues from licensing agreements for syndication and digital streaming, and the acquisition of a 50% interest in TV Guide Network during the first quarter of 2013.

Current liabilities decreased by $188 million to $3.75 billion at September 30, 2013 from $3.94 billion at December 31, 2012, primarily driven by a decrease in current liabilities of discontinued operations resulting from the sale of Outdoor Europe, and decreases in accounts payable and accrued compensation from the timing of payments, partially offset by commercial paper borrowings.

Pension and postretirement benefit obligations decreased by $229 million to $1.63 billion at September 30, 2013 from $1.86 billion at December 31, 2012, primarily reflecting contributions made to the Company's pension plans.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows

Cash and cash equivalents decreased by $482 million for the nine months ended September 30, 2013 and increased by $287 million for the nine months ended September 30, 2012. The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2013	2012

Cash provided by (used for) operating activities from:
Continuing operations	$1,532	$1,505
Discontinued operations	(212)	(25)

Cash provided by operating activities	1,320	1,480

Cash used for investing activities from:
Continuing operations	(99)	(206)
Discontinued operations	(17)	(13)

Cash used for investing activities	(116)	(219)

Cash used for financing activities from:
Continuing operations	(1,686)	(974)
Discontinued operations	—	—

Cash used for financing activities	(1,686)	(974)

Net (decrease) increase in cash and cash equivalents	$(482)	$287

Operating Activities.    For the nine months ended September 30, 2013 cash provided by operating activities from continuing operations increased $27 million to $1.53 billion from $1.51 billion for the same prior-year period primarily reflecting growth in operating income and lower payments for taxes and interest. Cash interest payments for 2012 included approximately $60 million associated with the early extinguishment of debt, primarily for make-whole premiums. The increases to 2013 operating cash flows were partially offset by $150 million of contributions to the Company's qualified pension plans in 2013 and a higher use of working capital, primarily reflecting increased investment in content in 2013 and higher receivables from the timing difference between revenue recognition and collections for long term television licensing arrangements. Revenues from the licensing of television programming are recognized when the television series is made available to the licensee, at the beginning of the applicable license period, while the related cash is collected over the term of the license period.

Cash used for operating activities from discontinued operations of $212 million for the nine months ended September 30, 2013 includes payments associated with the exiting of an unprofitable contractual arrangement in connection with the sale of Outdoor Europe.

Cash paid for income taxes for the nine months ended September 30, 2013 of $272 million decreased $81 million from $353 million for the nine months ended September 30, 2012. This decrease was mainly due to the receipt of federal tax refunds in 2013.

Investing Activities.    Cash used for investing activities from continuing operations of $99 million for the nine months ended September 30, 2013 principally reflected capital expenditures of $140 million and investments in investee companies of $144 million, mainly for the Company's new investment in TV Guide Network as well as its other domestic and international television joint ventures, partially offset

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

by net proceeds from dispositions of $196 million, principally from the sale of Outdoor Europe. Cash used for investing activities from continuing operations of $206 million for the nine months ended September 30, 2012 principally reflected capital expenditures of $139 million, payments for acquisitions of $70 million, primarily reflecting the acquisitions of a television and a radio station, and investments in investee companies of $54 million, mainly for domestic and international television joint ventures.

Financing Activities.    Cash used for financing activities of $1.69 billion for the nine months ended September 30, 2013 principally reflected the repurchase of CBS Corp. Class B Common Stock for $1.86 billion and dividend payments of $228 million, partially offset by proceeds from short-term borrowings of $341 million. Cash used for financing activities of $974 million for the nine months ended September 30, 2012 principally reflected the repayment of notes of $1.58 billion, the repurchase of CBS Corp. Class B Common Stock for $839 million and dividend payments of $199 million, partially offset by proceeds from the issuance of notes of $1.57 billion.

Repurchase of Company Stock and Cash Dividends

During the third quarter of 2013, the Company repurchased 5.3 million shares of its Class B Common Stock for $279 million, at an average cost of $53.20 per share. During the nine months ended September 30, 2013, the Company repurchased 39.7 million shares of its Class B Common Stock for $1.84 billion, at an average cost of $46.25 per share, leaving $5.79 billion of authorization remaining at September 30, 2013.

During the third quarter of 2013, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock payable on October 1, 2013. The total dividend was $73 million of which $72 million was paid on October 1, 2013 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the nine months ended September 30, 2013 were $222 million.

Capital Structure

The following table sets forth the Company's debt.

	At September 30, 2013	At December 31, 2012

Commercial paper	$341	$—
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,861	5,863
Obligations under capital leases	117	72

Total debt	6,319	5,935
Less discontinued operations debt (b)	13	13

Total debt from continuing operations	6,306	5,922
Less commercial paper	341	—
Less current portion of long-term debt	21	18

Total long-term debt from continuing operations, net of current portion	$5,944	$5,904

  (a)
  At September 30, 2013 and December 31, 2012, the senior debt balances included (i) a net unamortized discount of $14 million and $16 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $19 million and $23 million, respectively. The face value of the Company's senior debt was $5.86 billion at both September 30, 2013 and December 31, 2012.

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

At September 30, 2013, the Company classified $99 million of notes maturing in June 2014 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

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

  $152 million 8.625% debentures due 2012
  $338 million 5.625% senior notes due 2012
  $400 million 8.20% senior notes due 2014
  $700 million 6.75% senior notes due 2056

Debt redemptions in 2012 resulted in a pre-tax loss on early extinguishment of debt of $57 million for the third quarter of 2012 and a pre-tax net loss on early extinguishment of debt of $32 million for the nine months ended September 30, 2012.

Commercial Paper

At September 30, 2013, the Company had $341 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of approximately 0.3% and maturities of less than thirty days.

Credit Facility

During the first quarter of 2013, the Company amended and extended its $2.0 billion revolving credit facility (the "Credit Facility") to March 15, 2018. The amended facility provides for lower borrowing rates and fees, as well as more favorable covenant requirements. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2013, the Company's Consolidated Leverage ratio was approximately 1.6x.

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

The Credit Facility is used for general corporate purposes, including support of the Company's commercial paper program. At September 30, 2013, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.99 billion of remaining availability at September 30, 2013, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

During the first quarter of 2013, the Company used proceeds from commercial paper borrowings, along with cash on hand, to repurchase $1.0 billion of CBS Corp. Class B Common Stock through an accelerated share repurchase transaction. At September 30, 2013, the Company had $341 million of commercial paper borrowings outstanding. The Company expects to repay its short-term borrowings within the next twelve months using cash generated from operations and potential proceeds related to the Company's initiatives for its outdoor advertising business. In addition, funding for the Company's long-term debt obligations due over the next five years of $999 million is expected to come from cash generated from operating activities and the Company's ability to access capital markets.

Guarantees

On September 30, 2013 the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to remain as guarantor of Outdoor Europe's franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At September 30, 2013, the total franchise payment obligations under these agreements are estimated to be approximately $284 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheet at September 30, 2013.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2013, the outstanding letters of credit and surety bonds approximated $371 million and were not recorded on the Consolidated Balance Sheet.

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

liability for its indemnification obligations and other contingent liabilities when probable and reasonably estimable.

Legal Matters

E-books Matters.    A number of lawsuits described below have been pending against the following parties relating to the sale of e-books: Apple Inc., Hachette Book Group, Inc., HarperCollins Publishers, LLC, Holtzbrinck Publishers LLC d/b/a Macmillan, Penguin Group (USA) Inc. and the Company's subsidiary, Simon & Schuster, Inc. (collectively, the "Publishing parties").

On April 10, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster and two of the other Publishing parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with the DOJ's investigations of agency distribution of e-books. In furtherance of this settlement, on April 11, 2012, the DOJ filed an antitrust action in the United States District Court for the Southern District of New York against the Publishing parties and concurrently filed the Stipulation with the court. On September 7, 2012, the Stipulation was approved by the court and final judgment was entered. The Stipulation does not involve any monetary payments by Simon & Schuster, but will require the adoption of certain business practices for a 24 month period (the "24 Month Period") and certain compliance practices for a five year period. Following a ruling in favor of the DOJ and a judgment against Apple that was entered by the court on September 6, 2013, Apple filed an appeal, which will be heard by the United States Court of Appeals for the Second Circuit. On October 4, 2013, Simon & Schuster filed an appeal with the court relating to an aspect of the Apple judgment involving the 24 Month Period.

On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. On June 20, 2013, Simon & Schuster and certain other Publishing parties entered into a settlement agreement in the MDL litigation (as described below) covering claims of Minnesota residents (the "Minnesota Settlement"). The Minnesota Settlement is subject to court approval; preliminary approval was issued by the court on August 5, 2013. The Company believes that the settlements with the DOJ, the States and the Minnesota Settlement will not have a material adverse effect on its results of operations, financial position or cash flows.

On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. As noted above, on June 20, 2013, Simon & Schuster entered into the Minnesota Settlement, subject to court approval. Upon final approval of the Minnesota Settlement by the court, Simon & Schuster will be dismissed with prejudice from the MDL litigation and only those individuals who elect to opt out of the States settlement or the Minnesota Settlement will have any potential claims against Simon & Schuster.

Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012; and by an Australian e-book retailer in the United States Court for the Southern District of New York on September 16, 2013. Simon & Schuster intends to defend itself in these matters.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2013, the Company had pending approximately 45,480 asbestos claims, as compared with approximately 45,900 as of December 31, 2012 and 46,060 as of September 30, 2012. During the third quarter of 2013, the Company received approximately 1,180 new claims and closed or moved to an inactive docket approximately 1,020 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2012 and 2011 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $21 million and $33 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2013, NAI directly or indirectly owned approximately 79.3% of CBS Corp.'s voting Class A Common Stock, and owned approximately 6.6% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $43 million and $50 million for the three months ended September 30, 2013 and 2012, respectively, and $174 million and $184 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $7 million and $8 million for the three months ended September 30, 2013 and 2012, respectively, and $17 million for both the nine months ended September 30, 2013 and 2012.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at September 30, 2013 and December 31, 2012.

	At September 30, 2013	At December 31, 2012

Receivables	$103	$124
Other assets (Receivables, noncurrent)	131	133

Total amounts due from Viacom Inc.	$234	$257

Other Related Parties    The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $18 million and $31 million for the three months ended September 30, 2013 and 2012, respectively, and $80 million and $102 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Recent Pronouncements

Presentation of Reserves for Uncertain Tax Positions when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the inability to obtain the requisite regulatory approvals and changes in legislation, tax rules or market conditions, which could adversely impact timing and the ability to consummate or achieve the benefits of transactions involving the Company's Outdoor Americas business; the impact of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. The Company subsequently announced that its Board of Directors approved increases to this share repurchase program of $1.5 billion on November 3, 2011, $1.7 billion on July 26, 2012 and $5.1 billion on July 25, 2013. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended September 30, 2013 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

July 1, 2013 – July 31, 2013	1.9	$51.84	1.9	$5,978
August 1, 2013 – August 31, 2013	1.8	$52.80	1.8	$5,882
September 1, 2013 – September 30, 2013	1.6	$55.25	1.6	$5,795

Total	5.3	$53.20	5.3	$5,795

 Item 6. Exhibits.

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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

CBS CORPORATION (Registrant)
Date: November 6, 2013	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Chief Operating Officer
Date: November 6, 2013	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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