Form 10-K
period 2013-12-31
CBS CORP
filed 2014-02-14
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

           As of June 28, 2013, which was the last business day of the registrant's most recently completed second fiscal quarter, the market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $401,227,620 (based upon the closing price of $48.81 per share as reported by the New York Stock Exchange on that date) and the market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $27,056,801,364 (based upon the closing price of $48.87 per share as reported by the New York Stock Exchange on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $27,458,028,984.

           As of February 11, 2014, 39,066,582 shares of Class A Common Stock and 554,311,765 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of CBS Corporation's Notice of 2014 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Portion of Item 5; Part III).

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

  •
  CABLE NETWORKS: The Cable Networks segment is composed of Showtime® Networks, the Company's premium subscription program services; CBS Sports Network®, the Company's cable network focused on college athletics and other sports; and Smithsonian Networks™, a venture between Showtime Networks and Smithsonian Institution, which operates Smithsonian Channel™, a basic cable program service.

  •
  PUBLISHING: The Publishing segment is composed of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner® and Atria Books®.

  •
  LOCAL BROADCASTING: The Local Broadcasting segment is composed of CBS Television Stations, the Company's 30 owned broadcast television stations; and CBS Radio®, through which the Company owns and operates 126 radio stations in 27 United States ("U.S.") markets.

  •
  OUTDOOR AMERICAS: The Outdoor Americas segment provides space for advertisers on out-of-home advertising structures and sites in the U.S., Canada and Latin America, including billboards, rail, subway cars, buses, benches, trains, trams, transit shelters, urban panels, street kiosks, transit platforms and in retail stores, and operates principally through CBS Outdoor®. As part of the Company's strategic initiatives for its outdoor advertising business, the Company plans to separate such business and convert it into a real estate investment trust, subject to approvals and as further described below.

        For the year ended December 31, 2013, contributions to the Company's consolidated revenues from its segments were as follows: Entertainment 57%, Cable Networks 14%, Publishing 5%, Local Broadcasting 18% and Outdoor Americas 9%. The Company generated approximately 13% of its total revenues from international regions in 2013. For the year ended December 31, 2013, approximately 49% and 18% of total international revenues of approximately $1.99 billion were generated in Europe and Canada, respectively.

        The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable program services, television content production and distribution, motion pictures, consumer publishing, television and radio stations, interactive media, and outdoor advertising, with a focus on optimizing the performance of each and establishing synergies and efficiencies among them. The Company's principal strategy is to create and acquire content that is widely accepted by audiences, and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company also continues to pursue opportunities to grow and diversify its revenue streams, including licensing its content for exhibition on digital and other platforms; expanding the distribution of its content internationally; securing compensation from multichannel video programming distributors ("MVPDs"), including cable, direct broadcast satellite ("DBS"), telephone company, and other distributors, for authorizing the MVPDs' carriage of the Company's owned television stations (also known as "retransmission fees") and cable networks, and securing compensation from television stations affiliated with the CBS Television Network ("network affiliation fees" also known as "reverse compensation"); and increasingly monetizing content viewership and ratings as industry measurements evolve to reflect changing viewership habits.

        During 2013, the Company announced its intention to separate its Outdoor Americas business and, subject to receiving a ruling from the Internal Revenue Service ("IRS"), convert it into a real estate investment trust ("REIT"). Subject to market conditions and customary approvals, CBS Outdoor Americas Inc., a subsidiary of the Company which holds the Outdoor Americas business ("CBS Outdoor Americas Inc."), expects to sell up to 20% of its common stock through an initial public offering ("IPO") during the first quarter of 2014. At a time subsequent to the IPO, the Company intends to dispose of the remaining shares of CBS Outdoor Americas Inc. that it will own after completion of the IPO. In addition, on September 30, 2013, the Company completed the sale of its outdoor advertising business in Europe, which included an interest in an outdoor business in Asia ("Outdoor Europe"). Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

        The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified entertainment companies such as The Walt Disney Company, NBCUniversal Media, LLC, Twenty-First Century Fox, Inc. (formerly known as News Corporation), Time Warner Inc., Cumulus Media Inc. and Clear Channel Communications, Inc.

        As of December 31, 2013, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 947 movie screens in the U.S., the United Kingdom ("U.K.") and South America and manages 4 movie screens in South America, directly or indirectly owned approximately 79.6% of the Company's voting Class A Common Stock, and approximately 6.7% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

        The Company was organized in Delaware in 1986. The Company's principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Website address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

        Entertainment (57%, 55% and 55% of the Company's consolidated revenues in 2013, 2012 and 2011, respectively, and 49%, 46% and 47% of the Company's consolidated operating income in 2013, 2012 and 2011, respectively)

        The Entertainment segment consists of the CBS Television Network; CBS Television Studios and CBS Global Distribution Group (composed of CBS Studios International and CBS Television Distribution), the Company's television production and syndication operations; CBS Films, the Company's producer and distributor of theatrical motion pictures; and CBS Interactive, the Company's online content networks for information and entertainment.

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

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality-based programming, specials, children's programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes®, 48 Hours Mystery®, CBS Evening News with Scott Pelley™, CBS This Morning®, CBS Sunday Morning® and Face the Nation® as well as special reports. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain games from the NCAA Division I Men's Basketball Tournament, the PGA Golf Tour, Masters Tournament and PGA Championship, the U.S. Open Tennis Championships, regular-season college football and basketball games on network television, in addition to the NFL's American Football Conference (AFC) regular-season, post-season divisional playoff and championship games. CBS Sports broadcast the AFC through the 2013 season, including the broadcast of the 2013 Super Bowl. In December 2011, CBS extended its rights with the NFL to broadcast the AFC from the 2014 season through the 2022 season, including certain National Football Conference regular season games and the Super Bowls in 2016, 2019 and 2022. In February 2014, the Company announced an agreement with the NFL to produce and broadcast Thursday Night Football for the 2014 season. CBS Home Entertainment licenses home video rights and CBS Consumer Products licenses merchandising rights.

        The CW, a broadcast network and the Company's 50/50 joint venture with Warner Bros. Entertainment, airs programming, including, The Vampire Diaries, Beauty and the Beast, Reign and America's Next Top Model. Eight of the Company's owned television stations are affiliates of The CW. Certain of The CW's programming is streamed on video-on-demand services owned by each of Hulu, LLC and Netflix, Inc. pursuant to license agreements.

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

        Programming that was produced or co-produced by the Company's production group and is broadcast on network television includes, among others, CSI: Crime Scene Investigation (CBS), NCIS (CBS), The Good Wife (CBS) and Beauty and the Beast (The CW). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including international and/or off-network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or international markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company's objective is to recoup its costs and earn a profit through various forms of distribution, including international and domestic syndication and digital streaming of episodes. International sales are generally made within one year of the U.S. network run. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic off-network syndication. In off-network syndication, the Company distributes series such as CSI:, CSI: Miami, CSI: NY, Criminal Minds, NCIS and NCIS: Los Angeles as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Wheel of Fortune, Jeopardy!, Entertainment Tonight, Inside Edition, The Insider, Dr. Phil, Rachael Ray and Judge Judy. The Company also distributes syndicated and other programming internationally.

        In furtherance of the Company's efforts to monetize its content through digital media, the Company enters into numerous multi-year licensing agreements for distribution of certain of its programming to various services, including the digital streaming on subscription video-on-demand services owned by Netflix (in the U.S., Canada, countries in Europe and Latin America), Amazon (in the U.S., Germany and the U.K.), Comcast, Hulu (each, in the U.S.), Hulu Plus (in the U.S. and Japan), and DLA (in countries in Latin America and the Caribbean), among others; and the digital downloading on various electronic-sell-through services owned by Apple (in the U.S., Canada, Australia and countries in Europe), Amazon, Google and Microsoft (each, in the U.S.), among others.

        Fees for television programming licensed for syndication and digital streaming are recorded as revenues at the beginning of the license period in which the programs are made available for exhibition, which, among other reasons, may cause substantial fluctuations in the Entertainment segment's operating results. Unrecognized revenues attributable to such license agreements were $1.14 billion and $1.31 billion at December 31, 2013 and December 31, 2012, respectively.

        The Company continues to expand its global channel presence through domestic and international joint ventures. During the first quarter of 2013, the Company acquired a 50% interest in a joint venture with Lionsgate, which owns and operates the entertainment cable network, TVGN (TV Guide Network). The Company also acquired a 20% interest in a joint venture, which owns and operates AXS TV, a television channel exhibiting music programming, festivals, special events and other programming in the U.S., Canada and the Caribbean. The Company owns a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates six cable and satellite channels in the U.K. and Ireland, including CBS Action™, CBS Drama™ and CBS Reality™. The Company also owns a 30% interest in a joint venture with another subsidiary of AMC Networks, which owns and operates nine cable and satellite channels in Europe, the Middle East and Africa broadcasting CBS programming and branded as CBS Action™, CBS Drama™, CBS Reality™ or CBS Europa™. In Australia, the Company owns an approximately 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN™, a digital television channel service. In August 2013, the Company acquired a 30% interest in a joint venture with RTL Group to launch two cable channels in South East Asia in English and local languages, the first of which, RTL CBS Entertainment™, launched in September 2013.

        CBS Films.    CBS Films produces, acquires and distributes theatrical motion pictures across all genres. The budget for each picture is intended to be up to $50 million plus advertising and marketing costs at a level consistent with industry custom. The majority of motion pictures produced or acquired by CBS Films is intended for a wide, commercial theatrical release, similar to motion pictures typically produced and released by major studios. CBS Films' theatrical releases in 2013 were The Last Exorcism Part II, The Kings of Summer, The To Do List, Last Vegas and Inside Llewyn Davis.

        In general, motion pictures produced or acquired by CBS Films are exhibited theatrically in the U.S. and internationally, followed by exploitation via home entertainment (including DVDs and Blu-ray Discs and electronic rental and sell-through), video-on-demand, pay-per-view, pay television, free television and basic cable, digital media outlets and, in some cases, other channels such as airlines and hotels. CBS Films exploits its motion pictures (including certain ancillary rights, such as licensing and merchandising) and generates revenues in all media in the relevant release windows either directly, through affiliated CBS entities, or via third party distribution arrangements.

        CBS Interactive.    CBS Interactive is one of the leading global publishers of premium content on the Internet. CBS Interactive was ranked among the top Internet properties in the world according to comScore Media Metrix, December 2013. CBS Interactive's leading brands, including CNET, CBS.com, CBSSports.com, GameSpot, TVGuide.com, TV.com, CBSNews.com, ZDNet, Last.fm, and MetroLyrics.com, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.-based business, CBS Interactive operates in Asia, Australia and Europe. CBS Interactive's worldwide brands reached approximately 283 million unique monthly visitors during December 2013 according to comScore Media Metrix, December 2013.

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

        CNET.com is one of the preeminent Websites for technology and consumer electronics information and features news, reviews, downloads and instructional and entertaining video and audio shows about technology. In September 2013, the Company launched CNET en Espanol, which delivers CNET.com's information in the U.S. to Spanish speakers. TVGuide.com and its mobile properties, which were wholly acquired by the Company in May 2013, provide comprehensive information about television programming. GameSpot is a leading gaming information Website providing video game reviews and previews, news, eSports, Webcasts, videos, and game downloads. CBSSports.com provides sports content, fantasy sports, community and e-commerce features, and also owns and operates MaxPreps.com. Last.fm is a music recommendation, discovery and social networking site, and MetroLyrics.com is one of the most popular databases for song lyrics online. TV.com is a destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks. CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Further extending the CBS.com experience, during 2013, the Company launched a CBS App offering streaming of various programs from the Company's current network programming and library to Android, iPhone, iPad and Windows 8 users. Through the CBS Audience Network™, the Company delivers video content from its Websites and television, radio and affiliated stations under an advertiser-supported distribution model. The growing slate of the Company's content available online includes full episodes, clips and highlights based on CBS, CBS Sports Network and Showtime Networks programming as well as original made-for-the-Web content.

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

        CBS Films.    Motion picture production and distribution is a highly competitive business. During the life cycle of the development and production of a motion picture project, CBS Films must compete for the rights to compelling underlying source material and talent such as writers, producers, directors, on-screen performers and other creative personnel. CBS Films must also compete with other buyers for the acquisition of third-party produced motion pictures. Once a motion picture is completed or acquired, CBS Films must compete with numerous other motion pictures produced and/or distributed by various studios and independent producers including Paramount Pictures Corporation, Walt Disney Studios Motion Pictures, Warner Bros. Entertainment Inc., Lions Gate Entertainment, The Weinstein Company, Relativity Media, Metro-Goldwyn-Mayer Studios Inc. and Lakeshore Entertainment Group, among others, for audience acceptance as well as limited exhibition outlets across all of the relevant release windows. In addition, the ultimate consumer has many options for entertainment other than motion pictures including video games, sports, travel, outdoor recreation, the Internet, and other cultural and computer-related activities.

        CBS Interactive.    CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals such as AOL, MSN and Yahoo!, especially as these properties expand their content offerings; search engines such as Google, Yahoo! and Bing; online comparison shopping and retail properties, including Amazon.com; vertical content sites in the categories that CBS Interactive's brands serve, such as technology, gaming, music, news, business, food, and lifestyle focused Websites; other content sites such as Hulu, HBO GO and ESPN.com as well as major television broadcast company websites; and platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

        Cable Networks (14%, 13% and 12% of the Company's consolidated revenues in 2013, 2012 and 2011, respectively, and 27%, 26% and 26% of the Company's consolidated operating income in 2013, 2012 and 2011, respectively)

        The Cable Networks segment is composed of Showtime Networks, the Company's premium subscription program services; CBS Sports Network, the Company's cable network focused on college athletics and other sports; and Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel.

        Showtime Networks.    Showtime Networks owns and operates three commercial-free, premium subscription program services in the U.S.: Showtime, offering recently released theatrical feature films, original series, documentaries, boxing and other sports-related programming, and special events; The Movie Channel®, offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the last several decades, as well as selected other titles. At December 31, 2013, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 76 million subscriptions in the U.S., certain U.S. territories and Bermuda.

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

Showtime Networks also makes available Showtime Anytime®, an authenticated version of Showtime, which can be accessed on computers via showtimeanytime.com or via certain portable devices through a Showtime Anytime software application or "app" free of charge to Showtime subscribers as part of their Showtime subscription through participating Showtime Networks' distributors. Through Showtime Anytime, Showtime subscribers can view hundreds of hours of on demand programming as well as live telecasts of the east and west coast feeds of Showtime. Showtime Networks additionally operates the Website SHO.com and various apps, which promote Showtime, The Movie Channel and Flix programming, and provide information and entertainment and other services.

        Showtime Networks derives revenue principally from the license of its program services to numerous MVPDs, with a substantial portion of such revenue coming from three of the largest such distributors. The costs of acquiring exhibition rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from major or independent motion picture studios and other distributors typically covering the U.S. and Bermuda for varying durations, including exclusive motion picture output agreements with CBS Films, Buena Vista Pay Television, a subsidiary of The Walt Disney Company (for certain DreamWorks motion pictures), The Weinstein Company and Open Road Films. Showtime Networks' original series in 2013 included Homeland, Dexter®, Ray Donovan, Masters of Sex, Shameless, Nurse Jackie, House of Lies and Episodes, among others. Showtime Networks also telecasts various sports-related programs, including Inside the NFL, 60 Minutes Sports and Jim Rome on Showtime. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives revenue by licensing rights it retains in certain of its original programming. For example, Showtime Networks and its corporate affiliate(s) have entered into licenses with television networks in various territories for exhibition of certain original series, as well as licensing arrangements with several Internet distributors, including Netflix, iTunes and Amazon, among others, for certain Showtime programming, such as Dexter. Showtime Networks also produces and/or provides special events to licensees on a pay-per-view basis through Showtime PPV®. In 2013, Showtime Networks entered into an agreement to produce and distribute up to six Floyd Mayweather boxing matches live on a pay-per-view basis and on a delayed basis on Showtime.

        Showtime Networks also owns a majority of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks offers both standard and high definition versions of Smithsonian Channel and a companion on-demand version. Smithsonian Networks additionally makes Smithsonian Channel content available on an authenticated basis to certain distributors. It also operates the Website SmithsonianChannel.com and various apps, which promote Smithsonian Channel programming and provide information and entertainment services. In 2013, Smithsonian Networks entered into agreements with Blue Ant Television to create Smithsonian Channel in Canada, which launched in November 2013.

        CBS Sports Network.    CBS Sports Network is a 24-hour cable program service that provides sports and related content, with a strong focus on college sports. The network televises in high definition over 350 live professional, amateur, semi-professional and collegiate events annually, highlighted by Division I college football, basketball, hockey and lacrosse, as well as professional bull riding (PBR), professional basketball (NBA Development League), professional lacrosse (MLL) and arena football (AFL). In addition, the network showcases a variety of original programming, including documentaries and features, studio shows, such as weeknight news and commentary show, ROME, featuring host Jim Rome, and Lead Off, and weekly shows such as NFL Monday QB. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events such as the NCAA Division I Men's Basketball Tournament, the Masters, the PGA Championship and U.S. Open Tennis. CBS Sports Network had approximately 51 million subscribers as of December 31, 2013. The network derives its revenues from subscription fees and the sale of advertising. CBS Sports Network has secured carriage arrangements with the top MVPDs.

  Cable Networks Competition.

        Showtime Networks.    Showtime Networks primarily competes with other providers of premium subscription program services in the U.S., including Home Box Office, Inc. and Starz. Competition among these premium subscription program services in the U.S. is dependent on: (i) the production, acquisition and packaging of original series and other original programming and the acquisition and packaging of an adequate number of recently released theatrical motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to MVPDs for carriage so as to favorably position and package Showtime Networks' premium subscription program services to subscribers. Home Box Office, Inc. is the largest company in the U.S. premium subscription program service category, offering two premium subscription program services, HBO and Cinemax. Showtime Networks competes with Home Box Office, Inc. and has a smaller share of the premium subscription program service category. Starz, another premium subscription program service, competes with Showtime Networks' and Home Box Office, Inc.'s premium program services. In addition, Showtime Networks competes with newer, non-traditional subscription programming services delivered via the Internet, such as Netflix, for original programming, theatrical motion pictures and viewership. Showtime Networks also competes for programming, distribution and/or audiences with basic cable program services, broadcast television and other media, including DVDs and Blu-ray Discs, portable devices and the Internet.

        Smithsonian Networks competes for programming, distribution and/or audiences with non-fiction and other basic cable program services, including Discovery Channel, National Geographic Channel and History, as well as with broadcast television and other media, such as DVDs and Blu-ray Discs, portable devices and the Internet.

        CBS Sports Network.    CBS Sports Network principally competes with cable programming services, including other sports-oriented cable programming services, for distribution and license fee revenue among MVPDs, as well as for viewership and advertising revenue. The effects of consolidation among MVPDs and consumer pricing sensitivity have made it more difficult for newer channels to secure broad distribution in mainstream programming packages. In addition, the largest cable providers have created sports tiers for sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. CBS Sports Network is completing its repositioning to be included in programming packages with more subscribers. Re-alignment of college athletic conferences and their member institutions may adversely impact CBS Sports Network's programming arrangements. CBS Sports Network also competes with cable programming services generally, including other sports programming services, such as ESPN, NBC Sports Network and the FOX Sports Networks, in acquiring the television and multimedia rights to sporting events, resulting in increased rights fees and increased production expenses.

        The terms and favorable renewal of agreements with distributors for the distribution of the Company's subscription program services are important to the Company. The effects of consolidation among MVPDs and other marketplace factors make it more difficult to reach and maintain favorable terms and could have an adverse effect on revenues.

        Publishing (5%, 6% and 6% of the Company's consolidated revenues in 2013, 2012 and 2011, respectively, and 3% of the Company's consolidated operating income in each of 2013, 2012 and 2011)

        The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

        Simon & Schuster publishes and distributes adult and children's consumer books in printed, digital and audio formats in the U.S. and internationally. Digital formats include audio downloads for the Apple

iPod and other companies' MP3 players, electronic books for increasingly popular devices such as Amazon's Kindle, the Apple iPad and Barnes & Noble's NOOK, stand-alone applications for the Apple iPod and iPhone, and new hybrid text and video combinations. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books®, Gallery Books®, Touchstone®, Threshold Editions™ and Howard Books®. Simon & Schuster's major children's imprints include Simon Pulse®, Aladdin®, Athenium Books for Young Readers™ and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the products of certain CBS businesses as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on general Internet sites as well as those linked to individual titles; its created assets include online videos showcasing Simon & Schuster authors and new releases on YouTube, iTunes, Blinkx, AOL, SimonandSchuster.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada, Simon & Schuster Australia, Simon & Schuster India and other distributors, as well as the publication of local titles by Simon & Schuster UK and Simon & Schuster Australia.

        In 2013, Simon & Schuster published 326 New York Times bestsellers in hardcover, paperback and electronic formats, collectively, including 37 New York Times #1 bestsellers. Best-selling titles in 2013 include Doctor Sleep (Stephen King), Happy, Happy, Happy (Phil Robertson) and Si-cology 1: Tales and Wisdom from Duck Dynasty's Favorite Uncle (Si Robertson). Bestselling children's titles from Simon & Schuster include City of Bones (Cassandra Clare), Clockwork Princess (Cassandra Clare) and Dork Diaries 6 (Rachel Renee Russell). Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

        The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases represent a significant portion of Simon & Schuster's sales throughout the year. Simon & Schuster's top two accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. In 2013, the sale of digital content represented approximately 27% of Simon & Schuster's revenues. The Company expects that electronic books will continue to represent an increasing portion of Simon & Schuster revenues in the coming years.

        Publishing Competition.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends and new electronic distribution methods and models. Mass merchandisers and on-line retailers are significant factors in the industry contributing to the general trend toward consolidation in the retail channel. The growth of the electronic book market has impacted print book retailers and wholesalers and could result in a reduction of these channels for the sales and marketing of the Company's books. In addition, unfavorable economic conditions and competition may adversely affect book retailers' operations, including distribution of the Company's books. The Company must compete with other larger publishers such as Penguin Random House, Hachette and Harper Collins for the rights to works by authors and sales to retailers and customers. Competition is particularly strong for well-known authors and public personalities. In addition, technological changes have made it increasingly possible for authors to self-publish and have led to the development of new digital distribution models in which the Company's books must compete with the availability of both a larger volume of books as well as non-book content.

        Local Broadcasting (18%, 20% and 20% of the Company's consolidated revenues in 2013, 2012 and 2011, respectively, and 25%, 28% and 29% of the Company's consolidated operating income in 2013, 2012 and 2011, respectively)

        The Local Broadcasting segment is composed of CBS Television Stations, the Company's 30 owned broadcast television stations, and CBS Radio, through which the Company owns and operates 126 radio stations in 27 U.S. markets and related online properties. The Company operates local Websites in major U.S. markets, including New York, Los Angeles, Chicago, San Francisco and Dallas, which combine the Company's television and radio local media brands online to provide the latest news, traffic, weather, and sports information as well as local discounts, directories and reviews to serve the local community.

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

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of February 11, 2014.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WCBS-TV New York, NY	1	UHF	CBS
WLNY-TV New York, NY	1	UHF	Independent
KCAL-TV Los Angeles, CA	2	VHF	Independent
KCBS-TV Los Angeles, CA	2	UHF	CBS
WBBM-TV Chicago, IL	3	VHF	CBS
KYW-TV Philadelphia, PA	4	UHF	CBS
WPSG-TV Philadelphia, PA	4	UHF	The CW

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
KTVT-TV Dallas-Fort Worth, TX	5	UHF	CBS
KTXA-TV Dallas-Fort Worth, TX	5	UHF	Independent
KPIX-TV San Francisco-Oakland-San Jose, CA	6	UHF	CBS
KBCW-TV San Francisco-Oakland-San Jose, CA	6	UHF	The CW
WBZ-TV Boston, MA	7	UHF	CBS
WSBK-TV Boston, MA	7	UHF	MyNetworkTV
WUPA-TV Atlanta, GA	9	UHF	The CW
WKBD-TV Detroit, MI	11	UHF	The CW
WWJ-TV Detroit, MI	11	UHF	CBS
KSTW-TV Seattle-Tacoma, WA	13	VHF	The CW
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	14	UHF	The CW
WCCO-TV Minneapolis-St. Paul, MN	15	UHF	CBS
Satellites:
KCCO-TV(3) Alexandria, MN		VHF	CBS
KCCW-TV(4) Walker, MN		VHF	CBS
WFOR-TV Miami-Ft. Lauderdale, FL	16	UHF	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	16	UHF	MyNetworkTV
KCNC-TV Denver, CO	17	UHF	CBS
KOVR-TV Sacramento-Stockton-Modesto, CA	20	UHF	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	20	UHF	The CW
KDKA-TV Pittsburgh, PA	23	UHF	CBS
WPCW-TV Pittsburgh, PA	23	VHF	The CW

Station and Metropolitan Area Served(1)	Market Rank(2)	Type	Network Affiliation
WBXI-CA(5) Indianapolis, IN	26	UHF	ItWorks Weather Service
WJZ-TV Baltimore, MD	27	VHF	CBS

(1)
Metropolitan Area Served is Nielsen Media Research's DMA.
(2)
Market Rankings based on Nielsen Media Research Local Market Universe Estimate, September 2013.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.

        CBS Radio.    The Company's radio broadcasting business operates through CBS Radio, one of the largest operators of radio stations in the U.S. CBS Radio owns and operates 126 radio stations serving 27 U.S. markets as of February 11, 2014. Virtually all of the Company's owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 79% in the 25 largest U.S. radio markets. Most of the Company's owned radio stations implement digital broadcasting. The Company's strategy generally is to operate radio stations in the largest markets and take advantage of the Company's ability to sell advertising across multiple markets and formats. CBS Sports Radio Network launched in January 2013 and provides up to 24-hours, seven-days-a-week of national sports programming to affiliated radio stations. The network has more than 300 affiliates across the country and Canada, including radio stations in 9 of the top 10 U.S. radio markets. Cumulus Media, as CBS Sports Radio Network's exclusive syndicator, is responsible for securing radio station affiliates and for the network's advertising sales. The Company believes that it is favorably impacted by offering radio, television and outdoor advertising platforms in large markets. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table below includes information with respect to the Company's radio stations in the top 25 U.S. radio markets.

        CBS Radio's geographically dispersed stations serve diverse target demographics through a broad range of formats such as rock, classic hits/oldies, all-news, talk, Spanish language, adult contemporary, top 40/contemporary hit radio, urban, sports and country, and CBS Radio has established leading franchises in news, sports and personality programming. This diversity provides advertisers with the convenience of selecting stations to reach a targeted demographic or groups of stations to reach broad groups of consumers within and across markets and also reduces the Company's dependence on any single station, local economy, format or advertiser. At the same time, CBS Radio maintains substantial diversity in each market where its stations operate so that its stations can appeal to several demographic groups. CBS Radio's general programming strategies include employing popular on-air talent, some of whose broadcasts may be syndicated by CBS Radio using the services of a third party syndicator, broadcasting programming syndicated to it by others, acquiring the rights to broadcast sports play-by-play and producing and acquiring news content for its radio stations. The overall mix of each radio station's programming lineup is designed to fit the station's specific format and serve its local community.

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

        Substantially all of the Company's radio stations operate Websites, many of which are combined with the Websites of the Company's television stations in co-located markets, which promote the stations' programming, and provide news, information and entertainment, as well as other services. Also, CBS Radio operates Websites for its music radio stations. All of these Websites are part of the CBS Local Digital Media group and principally derive revenues from the sale of advertising. CBS Radio is one of the most listened to online radio providers according to Triton Digital's monthly Top 20 Ranker for December 2013.

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

        CBS Radio.    The Company's radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as Clear Channel Communications, Inc., Cumulus Media Inc., Emmis Communications Corporation, Entercom Communications Corp. and Radio One, Inc. The Company's radio stations, including their Internet and streaming activities, also compete with other media, such as broadcast, cable and DBS television, newspapers, magazines, direct mail, and the Internet, including services such as Pandora, Spotify and Rhapsody. The radio industry is also subject to competition from Sirius XM Holdings Inc., which provides digital audio services to subscribers.

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

        Aggregate total revenues for the Company's radio stations for 2013 were ranked #1 or #2 in four of the top five U.S. markets by metro area population (New York, Los Angeles, Chicago, and San Francisco), according to the 2013 Market Total Revenues Performance Summary of Miller, Kaplan, Arase & Co., LLP.

 Radio Stations, Television Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations, television stations and outdoor advertising displays as of February 11, 2014 in the top 25 U.S. radio markets:

	Radio			Television			Outdoor Americas
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
New York, NY	WCBS	AM	News	WCBS-TV	UHF	CBS	Billboards,
	WCBS	FM	Classic Hits	WLNY-TV	UHF	Independent	Subway/Rail, Bus,
#1—Radio	WFAN	AM	Sports				Transit Structures, Malls,
#1—Television	WFAN	FM	Sports				Digital In-Store Networks
	WINS	AM	News
	WNOW	FM	Contemporary Hit Radio
	WWFS	FM	Hot Adult Contemporary
Los Angeles, CA(2)	KAMP	FM	Contemporary Hit Radio	KCAL-TV	VHF	Independent	Billboards, Rail, Bus,
	KCBS	FM	Adult Hits	KCBS-TV	UHF	CBS	Transit Structures,
#2—Radio	KNX	AM	News				Malls, Digital
#2—Television	KROQ	FM	Alternative Rock				In-Store Networks
	KRTH	FM	Classic Hits
	KTWV	FM	Urban Adult Contemporary
Chicago, IL	WBBM	AM	News	WBBM-TV	VHF	CBS	Billboards, Malls,
	WBBM	FM	Contemporary Hit Radio				Digital In-Store
#3—Radio	WCFS	FM	News				Networks
#3—Television	WJMK	FM	Classic Hits
	WSCR	AM	Sports
	WUSN	FM	Country
	WXRT	FM	Adult Alternative
San Francisco, CA	KCBS	AM	News	KPIX-TV	UHF	CBS	Billboards,
	KFRC	FM	News	KBCW-TV	UHF	The CW	Transit Structures,
#4—Radio	KITS	FM	Alternative Rock				Malls, Digital
#6—Television	KLLC	FM	Hot Adult Contemporary				In-Store Networks
	KMVQ	FM	Contemporary Hit Radio
	KZDG(3)	AM	Indian Talk/Music
Dallas-Fort Worth, TX	KJKK	FM	Adult Hits	KTVT-TV	UHF	CBS	Billboards, Transit
	KLUV	FM	Classic Hits	KTXA-TV	UHF	Independent	Structures, Malls,
#5—Radio	KMVK	FM	Spanish				Digital In-Store
#5—Television	KRLD	AM	News				Networks
	KRLD	FM	Sports
	KVIL	FM	Adult Contemporary
Houston, TX	KHMX	FM	Hot Adult Contemporary				Billboards, Malls,
	KIKK	AM	Sports				Digital In-Store
#6—Radio	KILT	AM	Sports				Networks
	KILT	FM	Country
	KKHH	FM	Contemporary Hit Radio
	KLOL	FM	Spanish
Washington, D.C.	WIAD	FM	Hot Adult Contemporary				Billboards,
	WJFK	AM	Sports				Subway/Rail, Bus,
#7—Radio	WJFK	FM	Sports				Malls, Digital
	WLZL	FM	Spanish				In-Store Networks
	WNEW	FM	News
	WPGC	FM	Rhythmic Contemporary Hit Radio
Philadelphia, PA	KYW	AM	News	KYW-TV	UHF	CBS	Billboards, Malls,
	WIP	AM	Sports	WPSG-TV	UHF	The CW	Digital In-Store Networks
#8—Radio	WIP	FM	Sports
#4—Television	WOGL	FM	Classic Hits
	WPHT	AM	News/Talk
Atlanta, GA	WAOK	AM	News/Talk	WUPA-TV	UHF	The CW	Billboards, Rail, Bus,
	WVEE	FM	Urban				Transit Structures,
#9—Radio	WZGC	FM	Sports				Malls, Digital In-Store
#9—Television							Networks

	Radio			Television			Outdoor Americas
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Boston, MA	WBMX	FM	Hot Adult Contemporary	WBZ-TV	UHF	CBS	Billboards, Malls,
	WBZ	AM	News	WSBK-TV	UHF	MyNetworkTV	Digital In-Store Networks
#10—Radio	WBZ	FM	Sports
#7—Television	WODS	FM	Contemporary Hit Radio
	WZLX	FM	Classic Rock
Miami-Ft. Lauderdale, FL				WFOR-TV	UHF	CBS	Billboards, Rail, Bus,
				WBFS-TV	UHF	MyNetworkTV	Malls, Digital
#11—Radio							In-Store Networks
#16—Television
Detroit, MI	WDZH	FM	Contemporary Hit Radio	WKBD-TV	UHF	The CW	Billboards, Bus,
	WOMC	FM	Classic Hits	WWJ-TV	UHF	CBS	Malls, Digital
#12—Radio	WWJ	AM	News				In-Store Networks
#11—Television	WXYT	AM	Sports
	WXYT	FM	Sports
	WYCD	FM	Country
Seattle-Tacoma, WA	KJAQ	FM	Adult Hits	KSTW-TV	VHF	The CW	Billboards, Malls,
	KMPS	FM	Country				Digital In-Store
#13—Radio	KFNQ	AM	Sports				Networks
#13—Television	KZOK	FM	Classic Rock
Phoenix, AZ	KMLE	FM	Country				Billboards, Rail,
	KOOL	FM	Classic Hits				Transit Structures, Malls,
#14—Radio	KZON	FM	Contemporary Hit Radio				Digital In-Store Networks
Puerto Rico							Billboards
#15—Radio
Minneapolis, MN	KMNB	FM	Country	WCCO-TV	UHF	CBS	Billboards,
	KZJK	FM	Adult Hits	KCCO-TV	VHF	CBS	Transit Structures,
#16—Radio	WCCO	AM	News/Talk	KCCW-TV	VHF	CBS	Malls, Digital In-Store
#15—Television							Networks
San Diego, CA	KEGY	FM	Contemporary Hit Radio				Billboards, Malls,
	KYXY	FM	Adult Contemporary				Digital In-Store Networks
#17—Radio
Tampa-St. Petersburg, FL	WLLD	FM	Rhythmic Contemporary Hit Radio	WTOG-TV	UHF	The CW	Billboards, Malls,
	WHFS	AM	Sports				Digital In-Store
#18—Radio	WQYK	FM	Country				Networks
#14—Television	WRBQ	FM	Classic Hits
	WHFS	FM	Sports
	WYUU	FM	Spanish
Denver, CO				KCNC-TV	UHF	CBS	Billboards, Transit Structures, Malls, Digital
#19—Radio							In-Store Networks
#17—Television
Nassau-Suffolk, NY(4)							Billboards, Rail, Bus, Digital In-Store Networks
#20—Radio
Baltimore, MD	WJZ	AM	Sports	WJZ-TV	VHF	CBS	Billboards, Malls,
	WJZ	FM	Sports				Digital In-Store Networks
#21—Radio	WLIF	FM	Adult Contemporary
#27—Television	WWMX	FM	Hot Adult Contemporary
St. Louis, MO	KEZK	FM	Adult Contemporary				Billboards, Malls,
	KMOX	AM	News/Talk				Digital In-Store
#22—Radio	KYKY	FM	Hot Adult Contemporary				Networks
Portland, OR							Billboards, Malls, Digital In-Store Networks
#23—Radio

	Radio			Television			Outdoor Americas
Market and Market Rank(1)	Stations	AM/ FM	Format	Stations	Type	Network Affiliation	Display Type
Charlotte, NC	WBAV	FM	Urban Adult Contemporary				Malls,
	WBCN	AM	Sports				Digital In-Store
#24—Radio	WFNZ	AM	Sports				Networks
	WKQC	FM	Adult Contemporary
	WNKS	FM	Contemporary Hit Radio
	WPEG	FM	Urban
	WSOC	FM	Country
Pittsburgh, PA	KDKA	AM	News/Talk	KDKA-TV	UHF	CBS	Billboards, Malls,
	KDKA	FM	Sports	WPCW-TV	VHF	The CW	Digital In-Store
#25—Radio	WDSY	FM	Country				Networks
#23—Television	WBZZ	FM	Hot Adult Contemporary

(1)
Radio market rank based on Nielsen Radio Market Rankings: Fall 2013 as provided by The Nielsen Company. Television market rank based on Nielsen Media Research Local Market Universe Estimate, September 2013.

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

(4)
Sub-market of New York City. The Company's New York City radio and television stations serve Nassau-Suffolk.

        Outdoor Americas (9% of the Company's consolidated revenues in each of 2013, 2012 and 2011 and 7%, 7% and 8% of the Company's consolidated operating income in 2013, 2012 and 2011, respectively)

        The Company provides, through its Outdoor Americas businesses, advertising space on various structures, including billboards, rail, subway cars, buses, benches, trains, trams, transit shelters, urban panels, street kiosks, transit platforms and in retail stores. It has outdoor advertising structures in more than 100 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 19 of the 20 largest metropolitan markets in Canada and all 45 of the largest metropolitan markets in Mexico. Additionally, Outdoor has a variety of outdoor structures in Puerto Rico, Argentina, Brazil, Uruguay and Chile. The Company operates its Outdoor businesses through CBS Outdoor in the U.S., Canada and South America and Vendor® in Mexico. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

        The substantial majority of Outdoor Americas' revenues is generated from providing advertising space to local, regional and national advertisers. Rates for advertising space for a particular structure are based on supply and demand, which are influenced by the structure's exposure, the demographics of the particular market and the location of the structure within that market. Metrics for fixed structures such as billboards and transit shelters, including demographic information and audience views, are measured through the out-of-home advertising industry's audience measurement system (TAB Out-of-Home Ratings), which provides customers with audience measurement information and the ability to target by gender, age, ethnicity and income. These metrics facilitate the inclusion of Outdoor Americas' inventory in the planning stages of media campaigns. The major categories of out-of-home advertisers include: entertainment, retail, healthcare, telecommunications, restaurants, financial services, travel and leisure and automotive industries. Outdoor Americas generally operates in the billboard, transit, and retail store advertising markets.

        CBS Outdoor generally owns the physical billboard structures on which it displays advertising copy for its customers, holds the legal permits to display the advertising on such structures and leases the underlying sites. Lease agreements are negotiated with both public and private landowners for terms varying between one month and multiple years and usually provide renewal options. There are no significant concentrations of billboard structures that are subject to any one lease or subject to negotiation with any one landlord.

        Transit advertising is provided on or in transit systems, including the interiors and exteriors of rail and subway cars and buses, as well as on benches, trains, trams, transit shelters and platforms. Transit advertising contracts are negotiated with municipalities and transit operators and generally are for multi-year terms and provide for payment to the transit authority of a percentage of the revenues that Outdoor Americas receives from providing space to advertisers, a fixed payment, or the greater of a percentage of the revenues or a fixed payment. Where revenues are lower than anticipated, the minimum amount required to be paid to a transit authority may exceed, or be a high percentage of, the revenues received by Outdoor Americas under that advertising contract.

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

        The Company keeps apprised of and has adopted newer technologies for outdoor advertising displays, such as digital displays, as they evolve and mature. For example, Outdoor Americas is utilizing digital technology containing moving images in New York City subways and in retail outlets. Outdoor Americas is also building new digital billboards and digitizing the displays on previously static billboards. Digital displays allow for more visually engaging messages and provide customers with the flexibility to target audiences by region and retail environment. In addition, digital billboard displays enable Outdoor Americas to run multiple advertisements on each display and to quickly launch new advertising campaigns, which could attract additional business from both new and existing customers. Generally, Outdoor Americas enters into revenue-sharing arrangements with retailers.

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

        During 2013, the Company announced its intention to separate its Outdoor Americas business and, subject to receiving a ruling from the IRS, convert it into a REIT. Subject to market conditions and customary approvals, CBS Outdoor Americas Inc. expects to sell up to 20% of its common stock through an IPO during the first quarter of 2014. At a time subsequent to the IPO, the Company intends to dispose of the remaining shares of CBS Outdoor Americas Inc. that it will own after completion of the IPO.

        Outdoor Competition.    The outdoor advertising industry is fragmented, consisting of several large companies involved in providing outdoor space for advertising such as Clear Channel Outdoor Holdings, Inc., JCDecaux S.A. and Lamar Advertising Company as well as hundreds of smaller regional and local companies operating a limited number of display faces in a single or a few local markets. The Company competes with these companies for both customers and structure and display locations. The Company also competes with other media, including broadcast and cable television, radio, print media, the Internet and direct mail marketers, within their respective markets. In addition, it competes with a wide variety of out-of-home media, including providers of advertising space in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach specific markets, geographic areas and/or demographics. The Company keeps apprised of the evolution of new technologies in the industry. As new technologies such as digital billboards prove desirable to Outdoor Americas' customers and deliver appropriate returns on investment, the Company could face increased competition for rights to digital billboards and costs could increase. The Company believes that its strong emphasis on customer service and its position as a leading provider of space for out-of-home advertising in each of its primary markets as well as its international inventory enables it to compete effectively with the other outdoor companies, and other media, within those markets.

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

        Unauthorized Distribution of Copyrighted Content and Piracy.    Unauthorized distribution, reproduction or display of copyrighted material over the Internet and through physical devices without regard to content owners' copyright rights in television programming, motion pictures, clips and books, such as through pirated DVDs and Blu-ray Discs, user-generated content, streaming, Internet downloads, file "sharing" and peer-to-peer services, is a threat to copyright owners' ability to protect and exploit their property. The Company enters into and explores possibilities for commercial arrangements with various online providers to protect and exploit its content. The Company is also engaged in enforcement and other activities to protect its intellectual property and has participated in various litigations, public relations programs and legislative activity. Various litigations are pending regarding entities that stream the Company's broadcast content without obtaining the consent of or paying compensation to the Company, and the U.S. Supreme Court has granted certiorari to hear a case involving a challenge by major broadcasters to one such entity.

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

        Indecency and Profanity Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC's indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC's maximum forfeiture penalty per station for broadcasting indecent or profane programming is $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3 million for any continuing violation arising from a single act or failure to act. The Company has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material.

        License Renewals.    Radio and television broadcast licenses are typically granted for standard terms of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC's rules and regulations that, taken together, constitute a pattern of abuse. The Company has a number of pending renewal applications. A station remains authorized to operate while its license renewal application is pending.

        License Assignments.    The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. Third parties may oppose the Company's applications to assign, transfer or acquire broadcast licenses.

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

        The FCC adopted a notice of proposed rule-making ("NPRM") in its latest quadrennial review of broadcast ownership rules in December 2011, which is still pending. In that NPRM, the FCC has proposed modifying the newspaper-broadcast cross-ownership and local television ownership rules and eliminating the radio-television cross-ownership rule. The FCC's current ownership rules and proposed changes are briefly summarized below.

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

            Local Television Ownership.    Under the FCC's local television ownership rule, one party may own up to two television stations in the same DMA, so long as at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC, and at least eight independently owned and operating full-power television stations remain in the market. Further, without regard to the number of remaining independently owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. The NPRM proposed eliminating this provision of the local television ownership rule. "Satellite" television stations that simply rebroadcast the programming of a "parent" television station are exempt from the local television ownership rule if located in the same DMA as the "parent" station.

            Television National Audience Reach Limitation.    Under the FCC's national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. In September 2013, the FCC adopted a notice of proposed rule-making to eliminate the UHF discount, which remains pending. The Company currently owns and operates television stations that reach approximately 38% of all U.S. television households but for purposes of the national ownership limitation, the Company's reach is less than this amount applying the UHF discount in accordance with the FCC's methodology.

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

            Newspaper-Broadcast Cross-Ownership.    The newspaper-broadcast cross-ownership rule prohibits the common ownership of a broadcast station and daily newspaper in the same market absent a waiver by the FCC. As part of its quadrennial review of media ownership rules, the FCC has proposed a rule that would presume a waiver to be consistent with the public interest if: (1) a daily newspaper sought to combine with a radio station in the same top 20 market, or (2) a daily newspaper sought to combine with a full-power commercial television station in the same top 20 market, and (a) the television station is not ranked among the top four television stations in the market and (b) at least eight independently owned and operated "major media voices" would remain in the market after the combination.

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

            Alien Ownership.    In general, the Communications Act prohibits foreign individuals or entities from owning more than 20% or more than 25%, depending on the circumstances, of the voting power or equity of the Company. In November 2013, the FCC provided additional information regarding its case-by-case review process for applications that propose foreign ownership that exceed such 25% threshold.

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

        National Broadband Plan.    In response to the FCC's March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC "repacks" the broadcast spectrum dedicated to broadcast television use. The legislation provides that the FCC will assist television stations in retaining their current coverage areas, no stations will be forced into the VHF band and a fund will be established to reimburse broadcasters for reasonable relocation expenses relating to the spectrum-repacking. In September 2012, the FCC launched a rule-making proceeding to implement the auction legislation and auctions are expected to occur in 2015, followed by the repacking process.

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

        Under U.S. law, principally the Highway Beautification Act of 1965 (the "HBA"), outdoor advertising is regulated on primary and interstate highways built with federal financial assistance. As a condition to federal highway assistance, the HBA requires states to restrict billboards on such highways to commercial and industrial areas, and imposes certain size, spacing and other requirements associated with the installation and operation of billboards. The HBA requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings on affected roadways. Outdoor Americas does not believe that the number of its billboards that may be subject to removal under these regulations is material.

        Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. Some state and local government regulations prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zoning, size, spacing, height and type of construction. In some cases, the construction of new billboards or the relocation or modification of existing billboards is prohibited. A number of foreign, state and local governments have implemented or initiated legislative billboard controls, including imposing taxes, fees and/or registration requirements, including in New York City, Los Angeles, Philadelphia, Toronto and Miami, in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. No assurance can be given that existing or future laws or regulations, and their enforcement, will not adversely affect Outdoor Americas' business. The Company contests laws and regulations that it believes unlawfully restrict its constitutional or other legal rights and may adversely impact the growth of its outdoor advertising business.

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

        As the owner or operator of various real properties and facilities in outdoor advertising operations, the Company must comply with various U.S. federal, state and local and foreign environmental, health, safety and land use laws and regulations. The Company and its properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning and other land use restrictions, which may affect, among other things, the type of display, such as digital, tri-vision or static, the hours of operation and illumination as well as methods and conditions of maintenance of facilities and advertising installation. Historically, the Company has not incurred significant expenditures to comply with these laws. However, future laws or a finding of a violation of or liability under existing laws could require the Company to make significant expenditures and otherwise limit or restrict its ability to use or operate some of its outdoor structures. Outdoor Americas intends to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. Some existing regulations in the U.S. and across some international jurisdictions restrict or prohibit these types of digital displays. However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions.

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

INTELLECTUAL PROPERTY

        The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company's practice to protect its products, including its television, radio and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CNET®, CBS Radio®, Showtime®, Showtime Anytime®, The Movie Channel®, Flix®, CBS Films®, CBS Outdoor®, CBS Audience Network™, TV.com™, Last.fm®, MetroLyrics®, CSI:®, NCIS™, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS Sports Network™, CBS Interactive™ and all the call letters for the Company's television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

        At December 31, 2013, the Company employed approximately 19,490 full-time and part-time salaried employees and had approximately 5,210 additional project-based staff.

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

The Company's Success and Profitability Are Dependent Upon Audience Acceptance of Its Content, Including Its Television and Radio Programs and Motion Pictures, Which Is Difficult to Predict

        Television, radio and motion picture content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program or motion picture, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a television or radio program or motion picture also depends upon the quality and acceptance of other competing programs and motion pictures released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of new ratings technologies and measurements, and viewership on new platforms or devices that is not being measured, could have an impact on the Company's program ratings. For example, while C-3, a current television industry ratings system, measures live commercial viewing plus three days of DVR and video-on-demand playback, the growing viewership occurring on subsequent days of DVR and video-on-demand playback is excluded from C-3 ratings. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company's radio or television stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company's cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. The theatrical success of a motion picture, based in large part upon audience acceptance, is a significant factor in determining the revenues it is likely to generate in home entertainment sales, licensing fees and other exploitation during the various other distribution windows. Consequently, low public acceptance of the Company's content, including its television and radio programs, motion pictures and publications, will have an adverse effect on the Company's results of operations. In addition, any decreased popularity of programming for which the Company has incurred significant commitments could have an adverse effect on its profitability. Programming and talent commitments of the Company, estimated to aggregate approximately $14.48 billion as of December 31, 2013 primarily included $11.23 billion for sports programming rights, $2.47 billion relating to television, radio, film production and licensing and $773 million for talent contracts with $5.70 billion of these amounts payable in and after 2019. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to distribute, could lead to decreased profitability or losses for a significant period of time.

Failure by the Company to Obtain, Create and Retain the Rights Related to Popular Programming Could Adversely Affect the Company's Revenues

        The Company's revenue from its television, radio, cable networks and motion picture business is partially dependent on the Company's continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company's revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network's most widely viewed broadcasts, including golf's Masters Tournament, PGA Championship, NFL games, NCAA Division I Men's Basketball Tournament games, and series such as The Big Bang Theory and How I Met Your Mother, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs, such as sports events from third parties. CBS Films competes for compelling source material for and the talent necessary to produce motion pictures, as well as with other buyers for the acquisition of third-party produced motion pictures. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company's failure to obtain or retain rights to popular content could adversely affect the Company's revenues.

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

Piracy of the Company's Programming and Other Content, Including Digital Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

        Piracy of programming (including motion pictures), books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of such programming and other content into digital formats, which facilitate the creation, transmission and sharing of high quality unauthorized copies of the Company's content. Recent technological advances, which facilitate the streaming of programming via the Internet to television screens and other devices, may increase piracy. The proliferation of unauthorized access to programming has an adverse effect on the Company's businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate, evolve and present challenges for enforcement. Various litigations are pending regarding entities that stream the Company's broadcast content without obtaining the consent of or paying compensation to the Company, and the U.S. Supreme Court has granted certiorari to hear a case involving a challenge by major broadcasters to one such entity. Failure of legal protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company's enforcement costs.

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

Changes in Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business

        The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's licenses could have a material adverse effect on the Company's revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company's ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company's advertising revenues. The FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect the Company's advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company's ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. In response to the FCC's March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC "repacks" the broadcast spectrum dedicated to broadcast television use. Such auctions are expected to begin in 2015 followed by repacking, which could adversely impact the Company's broadcast coverage and related revenues. It is difficult to predict the timing or outcome of the FCC's actions or their effect, if any, on the Company's broadcasting properties. Legislation could be enacted, which could remove over-the-air broadcasters' existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations and could have an adverse impact on the cost of music programming for the Company. In addition, changes in or new interpretations of international laws and regulations governing competition and the Internet, including those affecting data privacy, may have an adverse impact on the Company's international businesses and Internet properties. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against the Broadcast and Cable Industries Could Have an Adverse Effect on the Company's Businesses and Results of Operations

        The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC's indecency/profanity definition, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry. The FCC has found on a number of occasions that the content of radio and television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending licensees. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent "utterance," in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. The fines for broadcasting indecent material per station are a maximum of $325,000 per utterance. If the FCC denied a license renewal or revoked the license for one of the Company's broadcast radio or television stations, the Company would lose its authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC's indecency rules adds significant uncertainty to the Company's ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect the Company's businesses and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of the Company's cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

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

Breach of Security Measures Regarding Information Systems Could Disrupt Operations and Damage the Company's Reputation and Could Materially Adversely Affect the Company's Businesses and Results of Operations

        Network and information systems and other technologies are important to the Company's business activities. Despite the Company's security measures, network and information systems-related events, such as computer hackings, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities, and natural or other disasters could result in a disruption of the Company's services and operations or improper disclosure of personal data or confidential information, which could damage the Company's reputation and require the Company to expend resources to remedy any such breaches. The occurrence of any of such network or information systems-related events, security breaches or natural or other disasters could have a material adverse effect on the Company's business and results of operations.

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

The Loss of Key Personnel, Including Talent, Could Disrupt the Management or Operations of the Company's Business and Adversely Affect Its Revenues

        The Company's business depends upon the continued efforts, abilities and expertise of its chief executive officer and other key employees and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace, and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company's ability to execute its business strategy. While the Company does not maintain a written succession plan with respect to Chairman of the Board, in accordance with the Company's Corporate Governance Guidelines, designated independent committees of the CBS Board together periodically review succession planning for the position of Chairman and report to the non-management directors of the CBS Board. Because approximately 79.6% of the voting shares are controlled by Sumner Redstone there can be no assurance now or in the future that he or the successors to the voting control may not seek to effect succession of the Chairman; however, and in all cases, the Board will elect the next Chairman by a majority vote of the Board. Additionally, the Company employs or independently contracts with several entertainment personalities and authors with significant loyal audiences or readership. Entertainment personalities are sometimes significantly responsible for the ranking of a television or radio station and, therefore, the ability of the station to sell advertising, and an author's popularity can be significantly responsible for the success of a particular book. Cable Networks produces programming and CBS Films produces motion pictures with highly regarded directors, actors and other talent who are important to achieving audience endorsement of their content. There can be no assurance that these entertainment personalities, authors and talent will remain with or be drawn to the Company or will retain their current audiences or readership. If the Company fails to retain or attract these entertainment personalities, authors and talent or they lose their current audiences or readership, the Company's revenues could be adversely affected.

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

The Company's Proposed IPO and Separation of its Outdoor Advertising Business and Plans to Convert such Business into a Real Estate Investment Trust Are Subject to Approvals and Changes in Legislation, Tax Rules and Market Conditions

        During 2013, the Company announced its intention to separate its Outdoor Americas business and, subject to receiving a ruling from the IRS, convert it into a REIT. CBS Outdoor Americas Inc., a subsidiary of the Company which holds the Outdoor Americas business, expects to sell up to 20% of its common stock through an IPO during the first quarter of 2014. At a time subsequent to the IPO, the Company intends to dispose of the remaining shares of CBS Outdoor Americas Inc. that it will own after completion of the IPO. All of these actions are subject to customary approvals and risks, many of which are outside the Company's control, including changes in legislation, tax rules or market conditions, which could adversely impact timing, the ability to consummate or achieve the benefits of the transactions.

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

        On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. On June 20, 2013, Simon & Schuster and certain other Publishing parties entered into a settlement agreement in the MDL litigation (as described below) covering claims of Minnesota residents (the "Minnesota Settlement"). The Minnesota Settlement was approved by the court on December 6, 2013. The Company believes that the settlements with the DOJ, the States and the Minnesota Settlement will not have a material adverse effect on its results of operations, financial position or cash flows.

        On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. As noted above, on June 20, 2013, Simon & Schuster entered into the Minnesota Settlement, which was approved by the court on December 6, 2013. Upon final approval of the Minnesota Settlement by the court, Simon & Schuster was dismissed with prejudice from the MDL litigation and only those individuals who elect to opt out of the States settlement or the Minnesota Settlement will have any potential claims against Simon & Schuster.

        Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012; and by an Australian e-book retailer in the United States Court for the Southern District of New York on September 16, 2013. Simon & Schuster intends to defend itself in these matters.

        In addition, the European Commission (the "EC") and Canadian Competition Bureau (the "CCB") conducted separate competition investigations of agency distribution arrangements of e-books in this industry. On December 12, 2012, following the close of a comment period, the EC entered into settlement agreements with Simon & Schuster and certain Publishing parties. The CCB also entered into a settlement agreement with Simon & Schuster and certain Publishing parties, which was effective on February 7, 2014. These settlements require the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2013, the Company had pending approximately 45,150 asbestos claims, as compared with approximately 45,900 as of December 31, 2012 and 50,090 as of December 31, 2011. During 2013, the Company received approximately 4,310 new claims and closed or moved to an inactive docket approximately 5,060 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2013 and 2012 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $29 million and $21 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of February 11, 2014.

Name	Age	Title
Sumner M. Redstone	90	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	64	President and Chief Executive Officer and Director
Anthony G. Ambrosio	53	Senior Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer
Joseph R. Ianniello	46	Chief Operating Officer
Richard M. Jones	48	Senior Vice President and General Tax Counsel
Lawrence Liding	45	Senior Vice President, Controller and Chief Accounting Officer
Gil Schwartz	62	Senior Executive Vice President and Chief Communications Officer
Angeline C. Straka	68	Senior Vice President, Deputy General Counsel and Secretary
Lawrence P. Tu	59	Senior Executive Vice President and Chief Legal Officer

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

        Mr. Ambrosio has been Senior Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer of the Company since June 2013. Prior to that, Mr. Ambrosio served as

Executive Vice President, Human Resources and Administration of the Company since January 1, 2006. Previously, he served as Co-Executive Vice President, Human Resources of Former Viacom since September 2005 and as Senior Vice President, Human Resources and Administration of the CBS, Infinity and Viacom Outdoor businesses since 2000. Prior to that, Mr. Ambrosio served as Vice President, Corporate Human Resources of the former CBS Corporation from 1999 to 2000, as Vice President, Benefits of the former CBS Corporation from 1995 to November 1999 and as Director, Personnel of the former CBS Corporation in 1995. He joined the former CBS Corporation in 1985 and held various positions in the human resources area since that time.

        Mr. Ianniello has been Chief Operating Officer of the Company since June 2013. Prior to that, Mr. Ianniello served as Executive Vice President and Chief Financial Officer of the Company since August 2009. Previously, he served as Deputy Chief Financial Officer of the Company since November 2008, as Senior Vice President, Chief Development Officer and Treasurer of the Company since September 2007, as Senior Vice President, Finance and Treasurer of the Company since January 1, 2006, as Senior Vice President and Treasurer of Former Viacom since July 2005, as Vice President, Corporate Development of Former Viacom from 2000 to 2005.

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

        Mr. Schwartz has been Senior Executive Vice President and Chief Communications Officer of the Company since June 2013. Prior to that, he served as Executive Vice President and Chief Communications Officer of the Company since January 1, 2006. Previously, he was Executive Vice President of CBS Communications Group, which served the Company's broadcast and local television, syndication, radio and outdoor operations, among others, from 2004 until January 1, 2006. He was Senior Vice President, Communications of CBS from 2000 to 2004, and Senior Vice President, Communications of the former CBS Corporation from 1996 to 2000. Mr. Schwartz served as Vice President, Corporate Communications of Westinghouse Broadcasting from 1995 to 1996. Prior to that, Mr. Schwartz served as Vice President, Communications for Westinghouse Broadcasting's Group W Television Stations from 1989 to 1995. Mr. Schwartz joined Westinghouse Broadcasting in 1981.

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

        Mr. Tu has been Senior Executive Vice President and Chief Legal Officer of the Company since January 1, 2014. Previously, Mr. Tu served as Senior Vice President, General Counsel and Secretary of Dell Inc. since July 2004. Prior to that, Mr. Tu served as Executive Vice President and General Counsel of NBC Universal since 2001. He was previously a partner with the law firm, O'Melveny & Myers LLP, and also served five years as managing partner of the firm's Hong Kong office. Mr. Tu's prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department, and law clerk for U.S. Supreme Court Justice Thurgood Marshall.

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

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2013
1st quarter	$47.30	$37.48	$47.42	$37.43
2nd quarter	$52.34	$43.84	$52.46	$43.77
3rd quarter	$57.14	$48.68	$57.47	$48.45
4th quarter	$64.00	$53.15	$64.06	$53.01

2012
1st quarter	$34.26	$27.82	$33.94	$27.18
2nd quarter	$35.56	$30.49	$35.00	$29.81
3rd quarter	$38.46	$30.55	$38.32	$29.85
4th quarter	$38.02	$32.39	$38.10	$31.84

        On January 29, 2014, the Company announced a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock, payable on April 1, 2014. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2013 and 2012, resulting in total annual dividends of $295 million for 2013 and $287 million for 2012. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.

        On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. The Company subsequently announced that its Board of Directors approved increases to this share repurchase program of $1.5 billion on November 3, 2011, $1.7 billion on July 26, 2012 and $5.1 billion on July 25, 2013. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended December 31, 2013 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

October 1, 2013 – October 31, 2013	1.7	$57.33	1.7	$5,694
November 1, 2013 – November 30, 2013	1.5	$59.10	1.5	$5,607
December 1, 2013 – December 31, 2013	2.9	$61.24	2.9	$5,431

Total	6.1	$59.60	6.1	$5,431

        As of February 11, 2014, there were approximately 1,764 record holders of CBS Corp. Class A Common Stock and approximately 25,463 record holders of CBS Corp. Class B Common Stock.

        Information required by this item is also contained in the CBS Corp. Proxy Statement for the Company's 2014 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information," which information is incorporated herein by reference.

Performance Graph

        The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index ("S&P 500") and a Peer Group of companies identified below.

        The performance graph assumes $100 invested on December 31, 2008 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2013.

Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2013

December 31,	2008	2009	2010	2011	2012	2013

CBS Corp. Class A Common Stock	$100	$176	$241	$356	$494	$836
CBS Corp. Class B Common Stock	$100	$177	$243	$351	$498	$842
S&P 500	$100	$126	$146	$149	$172	$228
Peer Group (a)	$100	$140	$159	$172	$234	$355

(a)
The Peer Group consists of the following companies: The Walt Disney Company, Twenty-First Century Fox, Inc. (formerly known as News Corporation), Time Warner Inc., Cumulus Media Inc. and Clear Channel Outdoor Holdings, Inc.

Item 6.    Selected Financial Data.

CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31, (a)
	2013		2012		2011		2010		2009 (b)

Revenues		$15,284		$14,089		$13,637		$13,466		$12,405
Operating income		$3,259		$2,983		$2,619		$1,929		$1,156
Net earnings from continuing operations		$1,873		$1,634		$1,391		$822		$343
Net earnings (loss) from discontinued operations, net of tax		$6		$(60)		$(86)		$(98)		$(116)
Net earnings		$1,879		$1,574		$1,305		$724		$227
Basic net earnings (loss) per common share:
Net earnings from continuing operations		$3.08		$2.55		$2.09		$1.21		$.51
Net earnings (loss) from discontinued operations		$.01		$(.09)		$(.13)		$(.14)		$(.17)
Net earnings		$3.09		$2.45		$1.97		$1.07		$.34
Diluted net earnings (loss) per common share:
Net earnings from continuing operations		$3.00		$2.48		$2.04		$1.18		$.50
Net earnings (loss) from discontinued operations		$.01		$(.09)		$(.13)		$(.14)		$(.17)
Net earnings		$3.01		$2.39		$1.92		$1.04		$.33
Dividends per common share	$	..48	$	..44	$	..35	$	..20	$	..20
At Year End:
Total assets:
Continuing operations		$26,269		$25,988		$25,695		$25,614		$26,350
Discontinued operations		118		478		525		550		618
Total assets		$26,387		$26,466		$26,220		$26,164		$26,968
Total debt:
Continuing operations		$6,436		$5,922		$5,982		$6,000		$6,997
Discontinued operations		13		13		21		21		21
Total debt		$6,449		$5,935		$6,003		$6,021		$7,018
Total Stockholders' Equity		$9,966		$10,213		$9,908		$9,821		$9,019

(a)
On September 30, 2013, CBS Corporation (the "Company" or "CBS Corp.") completed the sale of its outdoor advertising business in Europe, which included an interest in an outdoor business in Asia ("Outdoor Europe") for $225 million. Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

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

Overview

        The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable program services, television content production and distribution, motion pictures, consumer publishing, television and radio stations, interactive media, and outdoor advertising. The Company's principal strategy is to create and acquire content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company also continues to pursue opportunities to grow its revenue streams, including licensing its content for exhibition on digital and other platforms; expanding the distribution of its content internationally; securing compensation from multichannel video programming distributors ("MVPDs") and television stations affiliated with the CBS Television Network; and increasingly monetizing content viewership and ratings as industry measurements evolve to reflect changing viewership habits. The Company's continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues and serves to de-risk and diversify the Company's business model.

        For 2013, the Company reported its highest results across all key financial metrics, including revenues, operating income and diluted earnings per share ("EPS") from continuing operations, since becoming a separate publicly traded company in January 2006. Diluted EPS from continuing operations of $3.00 increased $.52, or 21%, from $2.48 for the same prior-year period, principally reflecting 8% higher revenues, 9% higher operating income and lower weighted average shares outstanding due to the Company's ongoing share repurchases. The revenue growth reflects increases across all of the Company's revenue streams. Advertising revenues increased 4%, principally driven by growth at the CBS Television Network, including the benefit from the 2013 broadcast of Super Bowl XLVII. This growth was partially offset by a decline at Local Broadcasting resulting from lower political advertising sales. Content licensing and distribution revenues increased 15%, led by growth from domestic and international licensing of television and cable programming for digital streaming and syndication. Affiliate and subscription fee revenues increased 16%, reflecting growth from cable affiliate fees, retransmission revenues, fees received from the CBS Television Network's affiliated television stations, as well as the benefit of Showtime Networks' distribution of two Floyd Mayweather pay-per-view boxing events. Operating income growth was driven by the increase in revenues which was partially offset by higher sports programming costs and increased investment in television content.

        For 2014, the Company expects to benefit from continued growth in revenues received from MVPDs and television stations affiliated with the CBS Television Network as well as incremental political advertising sales associated with mid-term elections. Advertising revenue comparisons in 2014 will be negatively impacted by the Super Bowl broadcast on the CBS Television Network in the first quarter of 2013 as well as the broadcast of fewer NCAA Division I Men's Basketball Championship ("NCAA Tournament") games on the CBS Television Network in 2014. The Company's overall financial performance will be impacted by many other factors, including, the health of the economy and audience acceptance of the Company's programming.

        During 2013, the Company returned $2.50 billion to shareholders through repurchases of its stock and payment of dividends. The Company repurchased 45.8 million shares of its Class B Common stock during 2013 at an average price of $48.03 per share. For 2014, the Company expects to continue to return value to shareholders through share repurchases and dividends.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company generated operating cash flow from continuing operations of $2.04 billion in 2013 and $1.82 billion in 2012. Included in operating cash flows are contributions of $150 million in 2013 and $200 million in 2012 to pre-fund the Company's qualified pension plans. Free cash flow for 2013 of $1.77 billion increased $209 million compared to $1.57 billion for 2012. Free cash flow is a non-GAAP financial measure. See "Reconciliation of Non-GAAP Financial Information" on pages II-12 and II-13 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States ("GAAP"), to free cash flow.

        During 2013, the Company completed the sale of Outdoor Europe for $225 million and announced its intention to separate its Outdoor Americas business and, subject to receiving an Internal Revenue Service ("IRS") ruling, convert this business into a real estate investment trust ("REIT") ("Outdoor Americas Initiatives"). Subject to market conditions and customary approvals, CBS Outdoor Americas Inc., a subsidiary of the Company which holds the Outdoor Americas business ("CBS Outdoor Americas Inc."), expects to sell up to 20% of its common stock through an initial public offering ("IPO") during the first quarter of 2014. At a time subsequent to the IPO, the Company intends to dispose of the remaining shares of CBS Outdoor Americas Inc. that it will own after the completion of the IPO.

        During January 2014, in connection with the Outdoor Americas Initiatives, Outdoor Americas borrowed $1.60 billion through an $800 million senior secured term loan credit facility ("Term Loan") and the issuance of $800 million of senior notes. The debt proceeds will primarily be used by the Company to repurchase shares of CBS Corp. Class B Common Stock through a $1.5 billion accelerated share repurchase ("ASR") transaction, with $50 million retained by Outdoor Americas for its corporate purposes and ongoing cash needs.

CBS Corp. operates in the following five segments:

ENTERTAINMENT: The Entertainment segment consists of the CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive. Entertainment revenues are generated primarily from advertising sales, the licensing and distribution of its content, and affiliate and subscription fees. The Entertainment segment contributed 57% to consolidated revenues in 2013 and 55% to consolidated revenues in each of 2012 and 2011, and 49%, 46% and 47% to consolidated operating income in 2013, 2012 and 2011, respectively.

CABLE NETWORKS: The Cable Networks segment consists of Showtime Networks, CBS Sports Network and Smithsonian Networks. Cable Networks revenues are generated primarily from affiliate fees, and the licensing and distribution of its content. The Cable Networks segment contributed 14%, 13% and 12% to consolidated revenues in 2013, 2012 and 2011, respectively, and 27% to consolidated operating income in 2013 and 26% to consolidated operating income in each of 2012 and 2011.

PUBLISHING: The Publishing segment consists of Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Free Press. Publishing generates revenues from the distribution of consumer books in print, digital and audio formats. The Publishing segment contributed 5% to consolidated revenues in 2013 and 6% to consolidated revenues in each of 2012 and 2011, and 3% to consolidated operating income in each of 2013, 2012 and 2011.

LOCAL BROADCASTING: The Local Broadcasting segment consists of CBS Television Stations and CBS Radio, with revenues generated primarily from advertising sales. The Local Broadcasting segment contributed 18% to consolidated revenues in 2013 and 20% to consolidated revenues in each of 2012 and 2011, and 25%, 28% and 29% to consolidated operating income in 2013, 2012 and 2011, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

OUTDOOR AMERICAS: The Outdoor Americas segment generates revenues primarily from providing advertising space on various structures in the United States, Canada and Latin America, including billboards, transit shelters and benches, buses, rail systems (both in-car and structures on station platforms and terminals), mall kiosks, stadium signage, and in retail stores. The Outdoor Americas segment contributed 9% to consolidated revenues in each of 2013, 2012 and 2011, and 7% to consolidated operating income in each of 2013 and 2012, and 8% to consolidated operating income in 2011.

Consolidated Results of Operations—2013 vs. 2012 and 2012 vs. 2011

Revenues

        The following tables present the Company's consolidated revenues by type for each of the years ended December 31, 2013, 2012 and 2011.

Revenues by Type Year Ended December 31,	2013	2012	Increase/(Decrease) 2013 vs. 2012		2011	Increase/(Decrease) 2012 vs. 2011

Advertising	$8,803	$8,459	$344	4%	$8,399	$60	1%
Content licensing and distribution	3,997	3,468	529	15	3,236	232	7
Affiliate and subscription fees	2,221	1,921	300	16	1,762	159	9
Other	263	241	22	9	240	1	—

Total Revenues	$15,284	$14,089	$1,195	8%	$13,637	$452	3%

	Year Ended December 31,
Percentage of Revenues by Type	2013	2012	2011

Advertising	58%	60%	61%
Content licensing and distribution	26	24	24
Affiliate and subscription fees	14	14	13
Other	2	2	2

Total	100%	100%	100%

        Advertising sales increased 4% to $8.80 billion in 2013 from $8.46 billion in 2012. This growth was principally driven by a 10% increase at the CBS Television Network, reflecting higher revenues from sports, including the 2013 broadcast of the Super Bowl, which is broadcast on the CBS Television Network once every three years, as well as increases in primetime. Advertising revenue growth also reflects an 18% increase at CBS Interactive. These increases were partially offset by a decline in Local Broadcasting advertising of 4%, reflecting lower political advertising revenues.

        In 2012, advertising sales increased 1% to $8.46 billion from $8.40 billion in 2011 reflecting growth at Local Broadcasting resulting from increased political advertising spending associated with the U.S. presidential election. Network advertising revenues increased slightly reflecting higher pricing, partially offset by lower ratings during the second half of 2012.

        In 2014, local advertising revenues are expected to benefit from increased political advertising spending for midterm elections. For national advertising, revenues in 2014 will benefit from upfront pricing increases for the 2013/2014 television broadcast season. (See pages I-2 and I-3 for a description of advertising sales in the upfront and scatter markets). In addition, 2014 advertising revenue comparisons will be negatively impacted by the broadcast of the Super Bowl on the CBS Television Network in the first

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

quarter of 2013 as well as the broadcast of fewer NCAA Tournament games on the CBS Television Network in 2014. In 2014, two regional final games and the national semifinals of the NCAA Tournament, which were previously broadcast by CBS, will be broadcast by Turner Broadcasting System, Inc. ("Turner"). Overall advertising revenues will also be impacted by ratings for the Company's programming and market conditions, including demand in the scatter advertising market.

        Content licensing and distribution revenues are principally comprised of fees from the licensing of internally produced television programming to multiple media platforms and in various geographic locations; fees from the distribution of third party programming; and revenues from the publishing and distribution of consumer books. For 2013, content licensing and distribution revenues increased 15% to $4.00 billion from $3.47 billion in 2012 and for 2012, content licensing and distribution revenues increased 7% from $3.24 billion in 2011. These increases reflected growth from domestic and international licensing of programming for syndication and digital streaming. For 2013, revenue contributions from significant domestic syndication availabilities included the first-cycle sales of NCIS: Los Angeles and The Good Wife. (See page I-3 for more information about television syndication cycles).

        During 2014, content licensing and distribution revenues are expected to benefit from the first-cycle domestic syndication availabilities of Hawaii Five-0 and Blue Bloods; however, revenue comparisons to 2013 may be impacted by fluctuations resulting from the timing of the availability of television series for multiple year licensing agreements, as television license fee revenues are recognized at the beginning of the license period in which programs are made available for exhibition.

        Affiliate and subscription fees are principally comprised of revenues received from MVPDs for carriage of the Company's cable networks, as well as for authorizing the MVPDs' carriage of the Company's owned television stations ("retransmission fees"); fees received from television stations affiliated with the CBS Television Network (known as "network affiliation fees" or "reverse compensation"); and subscriber fees for online content. For 2013, affiliate and subscription fees increased 16% to $2.22 billion from $1.92 billion in 2012 and for 2012, affiliate and subscription fees increased 9% from $1.76 billion in 2011. These increases reflected growth in retransmission revenues and network affiliation fees of 39% for 2013 and 42% for 2012; as well as increases in Cable Networks affiliate fees. The increase in Cable Networks affiliate fees reflected growth in subscriptions and rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks. For 2013, the increase was also driven by revenues from Showtime Networks' distribution of two Floyd Mayweather pay-per-view boxing events. The Company expects continued growth in retransmission revenues, network affiliation fees and cable affiliate fees in 2014, however, quarterly comparisons will fluctuate based on the timing of pay-per-view boxing events.

        Other revenues, which include ancillary fees for Entertainment, Cable Networks, Local Broadcasting and Outdoor Americas operations, increased 9% to $263 million in 2013 from $241 million in 2012, principally reflecting higher ancillary digital revenues. For 2012, other revenues of $241 million remained relatively flat compared to $240 million in 2011.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues

        International revenues primarily consist of television licensing revenues, as well as outdoor advertising revenues generated in Canada, Mexico and South America. The Company generated approximately 13% of its total revenues from international regions in 2013 and 12% in each of 2012 and 2011.

Year Ended December 31,	2013	% of International	2012	% of International	2011	% of International

United Kingdom	$359	18%	$245	14%	$202	13%
Other Europe	607	31	498	29	480	30
Canada	355	18	359	21	371	23
Asia	225	11	198	11	151	10
Other	445	22	431	25	378	24

Total International Revenues	$1,991	100%	$1,731	100%	$1,582	100%

Operating Expenses

        The table below presents the Company's consolidated operating expenses by type for each of the years ended December 31, 2013, 2012 and 2011.

Operating Expenses by Type Year Ended December 31,	2013	2012	Increase/(Decrease) 2013 vs. 2012		2011	Increase/(Decrease) 2012 vs. 2011

Programming	$3,047	$2,621	$426	16%	$2,563	$58	2%
Production	2,491	2,149	342	16	2,096	53	3
Billboard, transit and other occupancy	643	648	(5)	(1)	637	11	2
Participation, distribution and royalty	1,112	1,004	108	11	1,065	(61)	(6)
Other	1,520	1,545	(25)	(2)	1,521	24	2

Total Operating Expenses	$8,813	$7,967	$846	11%	$7,882	$85	1%

        Programming expenses represented 35% of total operating expenses for 2013 and 33% for each of the years 2012 and 2011, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations. Programming expenses increased 16% to $3.05 billion in 2013 from $2.62 billion in 2012 primarily reflecting higher sports programming costs associated with the CBS Television Network's 2013 broadcast of the Super Bowl and Showtime Networks' distribution of two pay-per-view boxing events, as well as higher investment in acquired television programming. For 2012, programming expenses increased 2% to $2.62 billion from $2.56 billion in 2011 primarily driven by higher investment in acquired television programming.

        Sports programming expenses in the first quarter of 2014 are expected to be lower compared to the first quarter of 2013 which included costs associated with the Super Bowl broadcast on the CBS Television Network. In addition, during the first half of 2014, sports programming costs will be lower due to the broadcast of fewer NCAA Tournament games on CBS. For the full year 2014, these decreases will be partially offset by cost increases beginning in the third quarter of 2014 associated with the Company's new agreement with the National Football League ("NFL") as well as the addition of a Thursday night NFL game on CBS for eight weeks.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        Production expenses represented 28% of total operating expenses for 2013 and 27% for each of the years 2012 and 2011, and reflect the amortization of direct costs of internally developed television and theatrical film content, as well as television and radio costs, including on-air talent and other production costs. Production expenses increased 16% to $2.49 billion in 2013 from $2.15 billion in 2012 primarily driven by increased revenues from the first-cycle domestic availabilities of NCIS: Los Angeles and The Good Wife, as well as higher investment in internally developed television programming. For 2012, production expenses increased 3% to $2.15 billion from $2.10 billion in 2011 primarily driven by higher amortization associated with increased revenues from television licensing arrangements.

        Billboard, transit and other occupancy expenses represented 7% of total operating expenses for 2013 and 8% for each of the years 2012 and 2011, and reflect lease and franchise costs associated with billboards, transit and other outdoor advertising displays; rent expense on production facilities; and other occupancy costs. For 2013, billboard, transit and other occupancy expenses decreased 1% to $643 million from $648 million in 2012, principally due to lower transit costs associated with the renewal of a transit contract at more favorable terms and the impact from a billboard tax imposed on the outdoor advertising industry in Toronto, which included a one-time retroactive payment in 2012. These decreases were partially offset by higher contingent rent expenses associated with the increase in outdoor advertising revenues. For 2012, billboard, transit and other occupancy expenses increased 2% to $648 million from $637 million in 2011, principally due to the aforementioned impact of the Toronto billboard tax, partially offset by lower occupancy expenses from the impact of cost-savings initiatives.

        Participation, distribution and royalty costs, which represented 13% of total operating expenses in each of the years 2013 and 2012, and 14% in 2011, primarily include participation and residual expenses for television programming, royalty costs for Publishing content and other distribution expenses incurred with respect to television and feature film content, such as print and advertising. Participation, distribution and royalty costs increased 11% to $1.11 billion in 2013 from $1.00 billion in 2012, principally due to higher participations associated with higher revenues from the licensing of television programming. For 2012, participation, distribution and royalty costs decreased 6% to $1.00 billion from $1.07 billion in 2011, principally due to lower participations associated with the mix of titles licensed for syndication.

        Other operating expenses, which represented 17% of total operating expenses in 2013 and 19% for each of the years 2012 and 2011, primarily include compensation and costs associated with book sales, including printing and warehousing. For 2013, other operating expenses decreased 2% to $1.52 billion from $1.55 billion in 2012. For 2012, other operating expenses increased 2% to $1.55 billion from $1.52 billion in 2011 reflecting higher employee-related costs mainly to support growth in digital businesses.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, represented 18% of revenues for 2013, and 19% for each of the years 2012 and 2011. For 2013, SG&A expenses increased $101 million, or 4%, to $2.74 billion from $2.63 billion in 2012 reflecting higher employee-related costs, mainly associated with $76 million higher stock-based compensation primarily from the increase in the Company's stock price; increased selling expenses associated with higher revenues; and professional fees related to the Company's Outdoor Americas Initiatives. These increases were partially offset by a 2012 charge related to a Publishing legal settlement and a gain from the sale of outdoor advertising assets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        For 2012, SG&A expenses increased $36 million, or 1%, to $2.63 billion from $2.60 billion in 2011 principally due to a charge related to a Publishing legal settlement, and higher advertising and promotion expenses.

Restructuring Charges

        During the year ended December 31, 2013, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization or closure of certain business operations. As a result, the Company recorded restructuring charges of $20 million, reflecting $14 million of severance costs and $6 million of costs associated with exiting contractual obligations. During the years ended December 31, 2012 and 2011, the Company recorded restructuring charges of $19 million and $43 million, respectively. The charges reflected $22 million of severance costs and $40 million of costs associated with exiting contractual obligations. As of December 31, 2013, the cumulative amount paid for the 2013, 2012 and 2011 restructuring charges was $57 million, of which $23 million was for the severance costs and $34 million related to costs associated with exiting contractual obligations. The 2012 and 2011 restructuring reserves were substantially utilized at December 31, 2013. The Company expects to substantially utilize the 2013 restructuring reserve by the end of 2014.

	Balance at December 31, 2012	2013 Charges	2013 Payments	Balance at December 31, 2013

Entertainment	$25	$12	$(23)	$14
Cable Networks	—	1	—	1
Publishing	2	1	(2)	1
Local Broadcasting	7	5	(4)	8
Corporate	1	1	(1)	1

Total	$35	$20	$(30)	$25

	Balance at December 31, 2011	2012 Charges	2012 Payments	Balance at December 31, 2012

Entertainment	$40	$7	$(22)	$25
Publishing	1	3	(2)	2
Local Broadcasting	—	8	(1)	7
Outdoor Americas	1	—	(1)	—
Corporate	—	1	—	1

Total	$42	$19	$(26)	$35

Impairment Charges

        In 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Depreciation and Amortization

        Depreciation and amortization decreased $18 million, or 4%, to $457 million for 2013 from $475 million for 2012, principally reflecting lower depreciation associated with declining capital expenditure levels in recent years and lower amortization resulting from certain intangible assets becoming fully amortized. For 2012, depreciation and amortization decreased $20 million, or 4%, to $475 million from $495 million for 2011, primarily reflecting lower amortization for leasehold agreements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Expense

        Interest expense decreased $26 million, or 6%, to $376 million for 2013 from $402 million for 2012 and for 2012, interest expense decreased $33 million, or 8% from $435 million for 2011, in both cases driven by the Company's debt refinancing during 2012. The Company had $5.96 billion of long term debt outstanding at December 31, 2013 and $5.92 billion at December 31, 2012, each at a weighted average interest rate of 6.0%. At December 31, 2013, the Company also had $475 million of commercial paper borrowings outstanding at a weighted average interest rate of 0.3%.

        In January 2014, in connection with the Outdoor Americas Initiatives, Outdoor Americas borrowed $1.60 billion through an $800 million variable-rate Term Loan and the issuance of $800 million of fixed-rate senior notes. The debt is expected to result in annualized interest expense of approximately $72 million (based on the initial interest rate on the Term Loan of 3%).

Interest Income

        Interest income increased $2 million to $8 million for 2013 from $6 million for 2012. For 2012, interest income was flat at $6 million compared to 2011.

Net Loss on Early Extinguishment of Debt

        For 2012, the net loss on early extinguishment of debt of $32 million reflected a pre-tax loss associated with the redemption of the Company's $338 million of 5.625% senior notes due 2012 and $400 million of 8.20% senior notes due 2014, partially offset by the pre-tax gain recognized upon the redemption of the Company's $700 million of 6.75% senior notes due 2056 (See Note 8 to the consolidated financial statements).

Other Items, Net

        For all periods presented, "Other items, net" primarily consisted of foreign exchange gains and losses.

Provision for Income Taxes

        The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For 2013, the provision for income taxes increased to $978 million from $892 million in 2012 and for 2012, the provision for income taxes increased from $751 million in 2011. These increases were mainly driven by the increase in earnings from continuing operations. The Company's effective income tax rate was 34% in 2013, 35% in 2012 and 34% in 2011. For 2014, the Company's annual effective tax rate is expected to be comparable to the prior three years.

Equity in Loss of Investee Companies, Net of Tax

        Equity in loss of investee companies, net of tax, was $46 million for 2013, $35 million for 2012 and $37 million for 2011 reflecting the Company's share of the operating results of its equity investments.

Net Earnings from Continuing Operations

        The Company reported net earnings from continuing operations of $1.87 billion for 2013, $1.63 billion for 2012 and $1.39 billion for 2011.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings (Loss) from Discontinued Operations

        On September 30, 2013, the Company completed the sale of Outdoor Europe for $225 million. Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. Included in the loss from discontinued operations of $147 million for 2013 is an after-tax charge of $110 million associated with exiting an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically have been intercompany but upon the closing of the transaction became third-party guarantees (See Note 14 to the consolidated financial statements).

        The following table sets forth details of the net earnings (loss) from discontinued operations for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31,	2013	2012	2011

Revenues from discontinued operations	$401	$588	$608

Loss from discontinued operations	$(247)	$(78)	$(73)
Income tax benefit (provision)	100	18	(13)

Loss from discontinued operations, net of tax	(147)	(60)	(86)

Gain on disposal	159	—	—
Income tax provision	(6)	—	—

Gain on disposal, net of tax	153	—	—

Net earnings (loss) from discontinued operations, net of tax	$6	$(60)	$(86)

Net Earnings and Diluted EPS

        For 2013, net earnings were $1.88 billion, or $3.01 per diluted share, up from $1.57 billion, or $2.39 per diluted share in 2012, and for 2012, net earnings increased from $1.31 billion, or $1.92 per diluted share in 2011. These increases were mainly driven by the growth in operating income and a decline in interest expense. The increase in diluted EPS also reflected lower weighted average shares outstanding as a result of the Company's ongoing share repurchase program.

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

        The following table presents a reconciliation of the Company's net cash flow provided by operating activities to free cash flow.

Year Ended December 31,	2013	2012	2011

Net cash flow provided by operating activities	$1,873	$1,815	$1,749
Capital expenditures	(270)	(254)	(245)
Exclude net cash flow used for operating activities from discontinued operations	(171)	(4)	(83)

Free cash flow	$1,774	$1,565	$1,587

Segment Results of Operations—For the Years Ended December 31, 2013, 2012 and 2011

        The following tables present the Company's revenues; operating income (loss) before depreciation and amortization ("OIBDA"), restructuring charges and impairment charges ("Segment OIBDA"); operating income (loss); and depreciation and amortization by segment, for each of the years ended December 31, 2013, 2012 and 2011. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings (loss) is presented in Note 15 (Reportable Segments) to the consolidated financial statements.

Year Ended December 31,	2013	2012	2011

Revenues:
Entertainment	$8,645	$7,694	$7,457
Cable Networks	2,069	1,772	1,621
Publishing	809	790	787
Local Broadcasting	2,696	2,774	2,689
Outdoor Americas	1,304	1,296	1,286
Eliminations	(239)	(237)	(203)

Total Revenues	$15,284	$14,089	$13,637

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2013	2012	2011

Segment OIBDA:
Entertainment	$1,758	$1,549	$1,431
Cable Networks	898	811	707
Publishing	113	89	92
Local Broadcasting	898	957	849
Outdoor Americas	411	378	380
Corporate	(342)	(296)	(302)

Total Segment OIBDA	3,736	3,488	3,157
Restructuring charges	(20)	(19)	(43)
Impairment charges	—	(11)	—
Depreciation and amortization	(457)	(475)	(495)

Total Operating Income	$3,259	$2,983	$2,619

Operating Income (Loss):
Entertainment	$1,593	$1,381	$1,231
Cable Networks	877	785	684
Publishing	106	80	83
Local Broadcasting	807	848	750
Outdoor Americas	243	209	197
Corporate	(367)	(320)	(326)

Total Operating Income	$3,259	$2,983	$2,619

Depreciation and Amortization:
Entertainment	$153	$161	$160
Cable Networks	20	26	23
Publishing	6	6	7
Local Broadcasting	86	90	99
Outdoor Americas	168	169	182
Corporate	24	23	24

Total Depreciation and Amortization	$457	$475	$495

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive)

        (Contributed 57% to consolidated revenues in 2013 and 55% to consolidated revenues in each of 2012 and 2011, and 49%, 46% and 47% to consolidated operating income in 2013, 2012 and 2011, respectively.)

Year Ended December 31,	2013	2012	2011

Revenues	$8,645	$7,694	$7,457

Segment OIBDA	$1,758	$1,549	$1,431
Restructuring charges	(12)	(7)	(40)
Depreciation and amortization	(153)	(161)	(160)

Operating income	$1,593	$1,381	$1,231

Segment OIBDA as a % of revenues	20%	20%	19%
Operating income as a % of revenues	18%	18%	17%
Capital expenditures	$101	$92	$94

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2013 vs. 2012

        For 2013, Entertainment revenues increased 12% to $8.65 billion from $7.69 billion in 2012 reflecting higher advertising revenues, content licensing and distribution revenues and network affiliation fees. Advertising revenues increased 10%, driven by growth at the CBS Television Network of 10%, reflecting higher revenues from sports, including the broadcast of Super Bowl XLVII on the CBS Television Network in 2013, as well as an increase in primetime. Also contributing to the advertising revenue growth is an increase at CBS Interactive of 18%. Content licensing and distribution revenues increased 15%, reflecting growth from domestic and international licensing of television programming for digital streaming and syndication, led by the first-cycle domestic availabilities of NCIS: Los Angeles and The Good Wife.

        For 2013, Entertainment OIBDA increased $209 million, or 13%, to $1.76 billion from $1.55 billion for 2012, principally driven by the growth in revenues which was partially offset by an increased investment in television content and higher sports programming costs associated with the Super Bowl broadcast. For 2013, restructuring charges of $12 million principally reflected costs associated with exiting certain international operations and severance costs. Restructuring charges of $7 million in 2012 principally reflected severance costs.

        Comparability in 2014 will be negatively impacted by the Super Bowl broadcast on CBS in the first quarter of 2013 and, beginning in the third quarter of 2014, cost increases associated with the Company's new agreement with the NFL as well as the addition of a Thursday night NFL game on CBS for eight weeks. Results in 2014 are expected to benefit from incremental network affiliation fees associated with current agreements and expected renewals in 2014. Also in 2014, the Company expects to benefit from the first-cycle domestic availabilities of Hawaii Five-0 and Blue Bloods, however, revenue comparisons may be impacted by fluctuations resulting from the timing of the availability of television series for multiple year licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period. At December 31, 2013 and 2012, total outstanding receivables attributable to revenues recognized under licensing agreements were $3.14 billion and $2.42 billion, respectively. At December 31, 2013, the total amount due from these receivables was $1.52 billion in 2014, $848 million in 2015, $400 million in 2016, $207 million in 2017, and $168 million in 2018 and thereafter. Unrecognized revenues attributable to license agreements for produced programming that is not yet available for exhibition were $1.14 billion and $1.31 billion at December 31, 2013 and 2012, respectively.

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

        For 2012, Entertainment OIBDA increased $118 million, or 8%, to $1.55 billion from $1.43 billion for 2011, principally driven by the aforementioned revenue growth and higher profit margins on television licensing revenues. For 2011, restructuring charges of $40 million principally reflected costs associated with exiting operating facilities and severance costs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

        (Contributed 14%, 13% and 12% to consolidated revenues in 2013, 2012 and 2011, respectively, and 27% to consolidated operating income in 2013 and 26% to consolidated operating income in each of 2012 and 2011.)

Year Ended December 31,	2013	2012	2011

Revenues	$2,069	$1,772	$1,621

Segment OIBDA	$898	$811	$707
Restructuring charges	(1)	—	—
Depreciation and amortization	(20)	(26)	(23)

Operating income	$877	$785	$684

Segment OIBDA as a % of revenues	43%	46%	44%
Operating income as a % of revenues	42%	44%	42%
Capital expenditures	$16	$18	$15

2013 vs. 2012

        For 2013, Cable Networks revenues increased 17% to $2.07 billion from $1.77 billion in 2012 driven by higher domestic and international licensing revenues from the digital streaming and syndication of Showtime original series, led by Dexter, revenues from the distribution of two Floyd Mayweather pay-per-view boxing events, and higher affiliate revenues. Affiliate revenues increased 5% reflecting rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks. As of December 31, 2013 subscriptions totaled approximately 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 51 million for CBS Sports Network and 21 million for Smithsonian Networks.

        For 2013, Cable Networks OIBDA increased $87 million, or 11%, to $898 million from $811 million for 2012, principally due to the aforementioned revenue increases, partially offset by higher programming and production costs associated with the pay-per-view boxing events, the increase in licensing revenues and increased investment in Showtime original series. Cable Networks OIBDA margin decreased to 43% in 2013 from 46% in 2012 due to the margin impact from the distribution of the above mentioned pay-per-view boxing events. Restructuring charges of $1 million in 2013 reflected severance costs.

2012 vs. 2011

        For 2012, Cable Networks revenues increased 9% to $1.77 billion from $1.62 billion in 2011 primarily driven by higher affiliate fees, which reflected increases in rates and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks, as well as higher licensing revenues from the digital streaming and international syndication of Showtime original series. As of December 31, 2012 subscriptions totaled approximately 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 46 million for CBS Sports Network and 17 million for Smithsonian Networks.

        For 2012, Cable Networks OIBDA increased $104 million, or 15%, to $811 million from $707 million for 2011, primarily due to the aforementioned revenue growth and lower costs for theatrical programming, partially offset by higher programming and production costs associated with Showtime original series and sports programming.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

        (Contributed 5% to consolidated revenues in 2013 and 6% to consolidated revenues in each of 2012 and 2011, and 3% to consolidated operating income in each of 2013, 2012 and 2011.)

Year Ended December 31,	2013	2012	2011

Revenues	$809	$790	$787

Segment OIBDA	$113	$89	$92
Restructuring charges	(1)	(3)	(2)
Depreciation and amortization	(6)	(6)	(7)

Operating income	$106	$80	$83

Segment OIBDA as a % of revenues	14%	11%	12%
Operating income as a % of revenues	13%	10%	11%
Capital expenditures	$4	$5	$7

2013 vs. 2012

        For 2013, Publishing revenues increased 2% to $809 million from $790 million in 2012 led by growth in digital book sales. Digital book sales increased 22% from the same prior-year period and represented 27% of Publishing's total revenues for 2013 compared to 23% in 2012. Best-selling titles in 2013 included Doctor Sleep by Stephen King and Happy, Happy, Happy by Phil Robertson.

        For 2013, Publishing OIBDA increased $24 million, or 27%, to $113 million from $89 million for 2012. The increase was mainly driven by the revenue growth, a charge in 2012 related to a legal settlement and a decline in production and distribution costs associated with a higher mix of revenues from digital book sales, partially offset by higher advertising expenses. Restructuring charges of $1 million in 2013 primarily reflected severance costs and restructuring charges of $3 million in 2012 primarily reflected costs associated with combining several of Publishing's imprints.

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

        For 2012, Publishing OIBDA decreased $3 million, or 3%, to $89 million from $92 million for 2011. The decrease was driven by a charge related to a settlement agreement to resolve the e-books antitrust action covering a number of states, the District of Columbia and United States territories. Underlying Publishing results in 2012 reflected margin growth associated with an increase in the mix of revenues from digital book sales, which have lower production and distribution costs than print books. Restructuring charges of $2 million in 2011 reflected severance costs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

        (Contributed 18% to consolidated revenues in 2013 and 20% to consolidated revenues in each of 2012 and 2011, and 25%, 28% and 29% to consolidated operating income in 2013, 2012 and 2011, respectively.)

Year Ended December 31,	2013	2012	2011

Revenues	$2,696	$2,774	$2,689

Segment OIBDA	$898	$957	$849
Restructuring charges	(5)	(8)	—
Impairment charges	—	(11)	—
Depreciation and amortization	(86)	(90)	(99)

Operating income	$807	$848	$750

Segment OIBDA as a % of revenues	33%	34%	32%
Operating income as a % of revenues	30%	31%	28%
Capital expenditures	$64	$64	$69

2013 vs. 2012

        For 2013, Local Broadcasting revenues decreased 3% to $2.70 billion from $2.77 billion for 2012. CBS Television Stations revenues decreased 4%, primarily driven by lower political advertising and lower revenues from the nonrenewal of an unprofitable sports programming contract. These decreases were partially offset by the benefit of the 2013 broadcast of Super Bowl XLVII to the Company's owned CBS affiliated stations and higher retransmission revenues. CBS Radio revenues decreased 1% principally reflecting the impact of radio station dispositions in 2012, partially offset by the benefit of the new CBS Sports Radio network. Results for 2014 are expected to benefit from increased political advertising spending for midterm elections.

        Local Broadcasting OIBDA decreased $59 million, or 6%, to $898 million from $957 million for 2012, principally reflecting lower revenues, partially offset by lower television programming costs and the benefit from the nonrenewal of an unprofitable sports programming contract. During 2012, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill in connection with the disposition of the Company's radio stations in West Palm Beach. Restructuring charges of $5 million in 2013 reflected severance costs. For 2012, restructuring charges of $8 million principally reflected severance costs and costs associated with exiting contractual obligations.

2012 vs. 2011

        For 2012, Local Broadcasting revenues increased 3% to $2.77 billion from $2.69 billion for 2011 principally reflecting higher political advertising and retransmission revenues partially offset by softness in local economies. CBS Television Stations revenues increased 8% from the prior year, while CBS Radio revenues decreased 2%.

        For 2012, Local Broadcasting OIBDA increased $108 million, or 13%, to $957 million from $849 million for 2011, primarily driven by the revenue growth, lower programming costs for syndicated programming, and lower music royalty costs.

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

Outdoor Americas (CBS Outdoor)

        (Contributed 9% to consolidated revenues in 2013, 2012 and 2011, and 7% to consolidated operating income in each of 2013 and 2012, and 8% to consolidated operating income in 2011.)

Year Ended December 31,	2013	2012	2011

Revenues	$1,304	$1,296	$1,286

Segment OIBDA	$411	$378	$380
Restructuring charges	—	—	(1)
Depreciation and amortization	(168)	(169)	(182)

Operating income	$243	$209	$197

Segment OIBDA as a % of revenues	32%	29%	30%
Operating income as a % of revenues	19%	16%	15%
Capital expenditures	$58	$54	$46

2013 vs. 2012

        For 2013, Outdoor Americas revenues increased 1% in both reported and constant dollars to $1.30 billion, driven by 3% revenue growth in the U.S., reflecting increased revenues in the billboard and transit businesses of 3% and 2%, respectively. This increase was partially offset by the impact of the nonrenewal of transit contracts in Canada, as well as a decline in Mexico. Approximately 13% and 14% of Outdoor Americas revenues were generated from regions outside the U.S. for 2013 and 2012, respectively.

        For 2013, Outdoor Americas OIBDA increased $33 million, or 9%, to $411 million from $378 million in 2012, primarily reflecting the revenue growth, gains from the disposition of outdoor assets in 2013, and the impact from a billboard tax imposed on the outdoor advertising industry in Toronto, which included a one-time retroactive payment in 2012. In the fourth quarter of 2013, the Company sold 50% of its transit shelter operations in Los Angeles. The Company and the buyer each subsequently contributed their respective 50% interests in these operations to a 50/50 joint venture that the Company and buyer own together. This transaction resulted in a gain of $17 million in the fourth quarter of 2013.

2012 vs. 2011

        For 2012, Outdoor Americas revenues increased 1% on both a reported and constant dollar basis to $1.30 billion from $1.29 billion in 2011, principally driven by 5% growth in the U.S. reflecting increases in both the billboard and transit businesses. The nonrenewal of the Toronto transit contract negatively affected the revenue comparison by two percentage points. Approximately 14% and 18% of Outdoor Americas revenues were generated from regions outside the U.S. for 2012 and 2011, respectively.

        For 2012, Outdoor Americas OIBDA decreased $2 million, or 1%, to $378 million from $380 million in 2011, as the revenue growth was offset by the negative outcome of a dispute over a billboard tax that was

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

imposed on the outdoor advertising industry in Toronto, including a one-time retroactive payment. Outdoor Americas depreciation and amortization decreased $13 million to $169 million in 2012, principally reflecting lower amortization for leasehold agreements. Restructuring charges of $1 million in 2011 reflected severance costs.

Outdoor Americas Initiatives

        During 2013, the Company announced its intention to separate its Outdoor Americas business and, subject to receiving an IRS ruling, convert this business into a REIT. Subject to market conditions and customary approvals, CBS Outdoor Americas Inc. expects to sell up to 20% of its common stock through an IPO during the first quarter of 2014. At a time subsequent to the IPO, the Company intends to dispose of the remaining shares of CBS Outdoor Americas Inc. that it will own after the completion of the IPO.

Corporate

        Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For 2013, corporate expenses increased 15% to $367 million from $320 million for 2012 driven by higher stock-based compensation of $62 million, mainly associated with the increase in the Company's stock price, and professional fees related to the Outdoor Americas Initiatives. This increase was partially offset by lower pension and postretirement benefit costs, reflecting the benefit from pre-funding pension plans in 2012 and the favorable performance of pension plan assets in 2012.

        For 2012, corporate expenses decreased 2% to $320 million from $326 million for 2011 driven by lower pension and postretirement benefit costs, primarily due to the benefit from pre-funding pension plans in 2011 and lower pension-related interest cost associated with retirees. This decrease was partially offset by expense increases associated with the Company's higher stock price.

Financial Position

        Current assets decreased by $350 million to $5.37 billion at December 31, 2013 from $5.72 billion at December 31, 2012, primarily due to a decrease in cash and cash equivalents and a decrease in current assets of discontinued operations reflecting the disposition of Outdoor Europe during 2013. These decreases were partially offset by an increase in receivables associated with television licensing agreements. The allowance for doubtful accounts as a percentage of receivables decreased to 2.2% at December 31, 2013 compared with 2.5% at December 31, 2012, primarily due to the increase in receivables relating to television licensing agreements, which generally have a higher rate of collectibility compared to the Company's other receivables.

        Net property and equipment of $2.24 billion at December 31, 2013 decreased by $35 million from $2.27 billion at December 31, 2012, primarily reflecting depreciation expense of $357 million, partially offset by capital expenditures of $270 million and capital lease additions for broadcasting equipment of $58 million.

        Other assets increased by $459 million to $2.01 billion at December 31, 2013 from $1.55 billion at December 31, 2012, primarily reflecting higher long-term receivables associated with additional revenues from long-term television licensing agreements, and the acquisition of a 50% interest in TVGN (TV Guide Network) during the first quarter of 2013.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        As of December 31, 2013, total outstanding receivables from licensing arrangements, including both current and noncurrent, were $3.14 billion versus $2.42 billion at December 31, 2012. At December 31, 2013, the total amount due from these receivables was $1.52 billion in 2014, $848 million in 2015, $400 million in 2016, $207 million in 2017, and $168 million in 2018 and thereafter.

        Current liabilities increased by $266 million to $4.21 billion at December 31, 2013 from $3.94 billion at December 31, 2012, primarily driven by commercial paper borrowings, partially offset by a decrease in current liabilities of discontinued operations resulting from the disposition of Outdoor Europe.

        Pension and postretirement benefit obligations decreased by $530 million to $1.33 billion at December 31, 2013 from $1.86 billion at December 31, 2012, primarily reflecting contributions to the Company's qualified pension plans and an increase in the discount rate partially offset by changes in other actuarial assumptions.

        Other liabilities decreased $66 million to $2.09 billion at December 31, 2013 from $2.16 billion at December 31, 2012, primarily driven by lower programming liabilities and residual liabilities of previously disposed businesses.

Cash Flows

        Cash and cash equivalents decreased by $311 million for the year ended December 31, 2013 and increased by $48 million and $180 million for the years ended December 31, 2012 and 2011, respectively. The changes in cash and cash equivalents were as follows:

Year Ended December 31,	2013	2012	2011

Cash provided by (used for) operating activities from:
Continuing operations	$2,044	$1,819	$1,832
Discontinued operations	(171)	(4)	(83)

Cash provided by operating activities	1,873	1,815	1,749

Cash used for investing activities from:
Continuing operations	(255)	(429)	(369)
Discontinued operations	(17)	(22)	(20)

Cash used for investing activities	(272)	(451)	(389)

Cash used for financing activities	(1,912)	(1,316)	(1,180)

Net (decrease) increase in cash and cash equivalents	$(311)	$48	$180

        Operating Activities.    In 2013, cash provided by operating activities from continuing operations increased $225 million to $2.04 billion from $1.82 billion in 2012 primarily reflecting growth in operating income, the benefit from the 2013 Super Bowl broadcast on the CBS Television Network and lower payments for interest. Cash interest payments for 2012 included approximately $60 million associated with the early extinguishment of debt, primarily for make-whole premiums. The increase from operating income was partially offset by an increase in receivables from the licensing of television programming, driven by the timing difference between revenue recognition and collections for long term television licensing arrangements. Revenues from the licensing of television programming are recognized when the television series is made available to the licensee, at the beginning of the applicable license period, while the related cash is collected over the term of the license period. During 2013, the Company made

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

contributions of $150 million to pre-fund its qualified pension plans compared with contributions of $200 million in 2012.

        Cash used for operating activities from discontinued operations of $171 million for 2013 includes payments associated with exiting an unprofitable contractual arrangement in connection with the sale of Outdoor Europe.

        In 2012, cash provided by operating activities from continuing operations decreased $13 million to $1.82 billion from $1.83 billion in 2011 as the increase in operating income was more than offset by higher income tax payments and a higher use of cash from working capital. The increased use of working capital primarily reflected a higher level of investment in television content in 2012, and higher receivables from the timing difference between revenue recognition and collections for long term television licensing arrangements, primarily for digital streaming. The Company made pension contributions to its qualified plans of $200 million in 2012 compared with $410 million in 2011.

        Cash paid for income taxes from continuing operations was $422 million for 2013, $425 million for 2012 and $233 million for 2011. The decrease in cash taxes for 2013 was mainly due to the receipt of federal tax refunds, offset by the increase in pre-tax income. The increase in cash taxes for 2012 compared to 2011 was driven by the increase in pre-tax income and lower tax benefits from lower contributions to the Company's qualified pension plans.

        Investing Activities.    In 2013, cash used for investing activities from continuing operations of $255 million principally reflects capital expenditures of $270 million and investments in investee companies of $176 million, mainly for the Company's new investment in TVGN (TV Guide Network) as well as its other domestic and international television joint ventures. These cash uses were partially offset by net proceeds from dispositions of $193 million, principally from the sale of Outdoor Europe. In 2012, cash used for investing activities from continuing operations of $429 million principally includes capital expenditures of $254 million; acquisitions of $146 million, primarily for television and radio stations; and investments of $91 million, primarily in domestic and international television joint ventures. These uses of cash were partially offset by $49 million received for dispositions, principally from the sale of radio stations. In 2011, cash used for investing activities from continuing operations of $369 million principally reflected capital expenditures of $245 million; investments of $79 million, principally in domestic and international television joint ventures; and acquisitions of $75 million, primarily for internet businesses.

        Capital expenditures for 2014 are anticipated to be at a similar level to 2013.

        Financing Activities.    In 2013, cash used for financing activities of $1.91 billion principally reflected the repurchase of CBS Corp. Class B Common Stock for $2.19 billion and dividend payments of $300 million, partially offset by proceeds from short-term borrowings of $475 million. For 2012, cash used for financing activities of $1.32 billion principally reflected the repayment of notes and debentures of $1.58 billion, the repurchase of CBS Corp. Class B Common Stock for $1.14 billion and dividend payments of $276 million, partially offset by proceeds from the issuance of notes of $1.57 billion and proceeds from the exercise of stock options of $168 million. For 2011, cash used for financing activities of $1.18 billion principally reflected the repurchase of CBS Corp. Class B Common Stock for $1.01 billion and dividend payments of $206 million, partially offset by proceeds from the exercise of stock options of $72 million.

Dividends

        On January 29, 2014, the Company announced a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock, payable on April 1, 2014. The Company declared a quarterly cash

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

dividend on its Class A and Class B Common Stock during each of the four quarters of 2013, 2012 and 2011, resulting in total annual dividends of $295 million, $287 million and $237 million, respectively.

Share Repurchase Program

        During 2013, the Company repurchased 45.8 million shares of CBS Corp. Class B Common Stock for $2.20 billion, at an average cost of $48.03 per share. Since the inception of the share repurchase program in January 2011 through December 31, 2013, the Company has repurchased 123.5 million shares of its Class B Common Stock for $4.39 billion, at an average cost of $35.54 per share, leaving $5.43 billion of authorization remaining at December 31, 2013.

        During the first quarter of 2014, the Company expects to spend $2.0 billion to repurchase shares of CBS Corp. Class B Common Stock, of which $1.5 billion will be spent for an ASR transaction using proceeds from Outdoor Americas borrowings.

Capital Structure

At December 31,	2013	2012

Commercial paper	$475	$—
Senior debt (1.95% – 8.875% due 2014 – 2042)	5,861	5,863
Obligations under capital leases	113	72

Total debt (a)	6,449	5,935
Less discontinued operations debt (b)	13	13

Total debt from continuing operations	6,436	5,922
Less commercial paper	475	—
Less current portion of long-term debt	21	18

Total long-term debt from continuing operations, net of current portion	$5,940	$5,904

(a)
At December 31, 2013 and December 31, 2012, the senior debt balances included (i) a net unamortized discount of $13 million and $16 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $18 million and $23 million, respectively. The face value of the Company's total debt was $6.44 billion at December 31, 2013 and $5.93 billion at December 31, 2012.

(b)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        At December 31, 2013, the Company's scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

	2014	2015	2016	2017	2018	2019 and Thereafter

Long-term debt	$99	$—	$200	$400	$300	$4,857

Outdoor Americas Indebtedness

        In January 2014, in connection with the Outdoor Americas Initiatives, Outdoor Americas borrowed $1.60 billion through an $800 million Term Loan and the issuance of $800 million of senior notes through a private placement. The senior notes are comprised of $400 million of 5.25% Senior Notes due 2022 and $400 million of 5.625% Senior Notes due 2024. The Term Loan is due in 2021 and bears interest at a rate

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

equal to 2.25% plus the greater of the London Interbank Offer Rate ("LIBOR") or 0.75%. The debt is guaranteed by CBS Outdoor Americas Inc. and certain of its subsidiaries.

        The Term Loan is part of a credit agreement which also includes a $425 million revolving credit facility (the "Outdoor Revolving Credit Facility") which expires in 2019. The Outdoor Revolving Credit Facility bears interest based on LIBOR plus a margin based on Outdoor Americas consolidated Net Secured Leverage Ratio. The Net Secured Leverage Ratio reflects the ratio of Outdoor Americas secured debt (less up to $150 million of unrestricted cash) to Outdoor Americas consolidated EBITDA (as defined in the credit agreement). The Outdoor Revolving Credit Facility requires Outdoor Americas to maintain a maximum Consolidated Net Secured Leverage Ratio of 3.50 to 1.00, which will be increased to 4.00 to 1.00 if Outdoor Americas elects to be taxed as a REIT. As of February 14, 2014, there were no borrowings outstanding under the Outdoor Revolving Credit Facility.

        The debt proceeds will be primarily used by the Company to repurchase shares of CBS Corp. Class B Common Stock through a $1.5 billion ASR transaction with $50 million retained by Outdoor Americas for its corporate purposes and ongoing cash needs.

Commercial Paper

        At December 31, 2013, the Company had $475 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of 0.3% and maturities of less than thirty days.

Credit Facility

        During 2013, the Company amended and restated its $2.0 billion revolving credit facility (the "Credit Facility") which now expires in March 2018. The amended facility provides for lower borrowing rates and fees, as well as more favorable covenants. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2013, the Company's Consolidated Leverage Ratio was approximately 1.6x.

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

        The Credit Facility is used for general corporate purposes. At December 31, 2013, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Liquidity and Capital Resources

        The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, transit franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $1.99 billion of remaining availability at December 31, 2013, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

        At December 31, 2013, the Company had $475 million of commercial paper borrowings outstanding, which the Company expects to repay during the first quarter of 2014 using proceeds from its Outdoor Americas Initiatives and cash generated from operations. Funding for the Company's long-term debt obligations due over the next five years of $999 million is expected to come from the Company's ability to refinance its debt and cash generated from operating activities.

        During the first quarter of 2014, the Company expects to spend $2.0 billion to repurchase shares of CBS Corp. Class B Common Stock, of which a $1.5 billion will be spent for an ASR transaction using proceeds from Outdoor Americas borrowings. (See "Capital Structure").

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations

        As of December 31, 2013 the Company's significant contractual obligations and payments due by period were as follows:

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	2019 and thereafter

Programming and talent commitments (a)	$14,480	$2,356	$3,507	$2,914	$5,703
Guaranteed minimum franchise payments (b)	331	151	119	22	39
Purchase obligations (c)	1,045	240	339	220	246
Operating leases (d)	1,791	251	426	331	783
Other long-term contractual obligations (e)	1,155	—	952	150	53
Long-term debt obligations (f)	5,856	99	200	700	4,857
Interest commitments on long-term debt (g)	4,339	345	667	631	2,696
Capital lease obligations (including interest) (h)	134	21	39	30	44

Total	$29,131	$3,463	$6,249	$4,998	$14,421

(a)
Programming and talent commitments of the Company primarily include $11.23 billion for sports programming rights, $2.47 billion relating to the production and licensing of television, radio, and film programming, and $773 million for talent contracts.

(b)
Outdoor Americas has agreements with municipalities and transit operators which entitle it to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, mall and street kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(d)
Consists of long-term noncancellable operating lease commitments for office space, billboards, equipment, transponders and studio facilities. Total future minimum payments of $1.79 billion include $640 million for Outdoor Americas billboards.

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

        The table above excludes $140 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and timing of cash payments relating to this obligation. The above table also excludes principal and interest payments related to the $1.60 billion of indebtedness incurred by Outdoor Americas in January 2014.

        In 2014, the Company expects to make contributions of approximately $50 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2014, the Company expects to contribute approximately $62 million to its other postretirement benefit plans to satisfy the Company's portion of benefit payments due under these plans.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Guarantees

        On September 30, 2013 the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to remain as guarantor of Outdoor Europe's franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At December 31, 2013, the total franchise payment obligations under these agreements are estimated to be approximately $280 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheet at December 31, 2013.

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2013, the outstanding letters of credit and surety bonds approximated $321 million and were not recorded on the Consolidated Balance Sheet.

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

        Goodwill—Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. For 2013, in accordance with FASB guidance for goodwill impairment testing, the Company performed qualitative assessments for seven reporting units which management estimates each have fair values that exceed their respective carrying values by 20% or more. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units' carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry. The Company also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units. Based on this qualitative assessment, considering the aggregation of these factors, the Company concluded that for these seven reporting units, it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore performing the two-step impairment test was unnecessary.

        The Company performed the first step of the goodwill impairment test for the remaining two reporting units. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows ("Discounted Cash Flow Method") and both the traded and transaction values of comparable businesses ("Market Comparable Method"). For 2013, the Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

for the projection period are based on the Company's internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the average of the weighted average cost of capital of comparable entities. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market or a decrease in audience acceptance of programming, could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such a charge could have a material effect on the Company's Consolidated Statement of Operations and Consolidated Balance Sheet.

        Based on the 2013 annual impairment test, the Company concluded that the fair value of each of the two reporting units for which the Company performed the first step of the goodwill impairment test exceeded their respective carrying values. The carrying value of the following reporting unit, which had a goodwill balance of $1.86 billion at December 31, 2013, was within 10% of its fair value:

		Significant Assumptions
Reporting Unit	Reporting Unit Fair Value in Excess of Carrying Value	Perpetual Nominal Growth Rate	Discount Rate

CBS Radio	3%	1.5%	8.0%

        An increase to the discount rate of 20 basis points or a decrease to the perpetual nominal growth rate of 20 basis points, assuming no changes to other factors, would cause the fair value of the CBS Radio reporting unit to fall below its respective carrying value.

        FCC Licenses—FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company's radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use.

        For its annual impairment test performed in the fourth quarter of 2013, the Company performed qualitative assessments for eight radio markets and ten television markets which management estimates each have an aggregate fair value of FCC licenses that exceed their respective carrying values by 20% or more. For each market, the Company weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for advertising revenue and operating costs, as well as market share and capital expenditures. The Company also considered the macroeconomic impact on discount rates and growth rates. Based on this qualitative assessment, considering the aggregation of these factors, the Company concluded that it is not more likely than not that the aggregate fair values of the FCC licenses in each of these radio and television markets are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

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

        The discount rates and perpetual nominal growth rates used for each television and radio station for 2013 were as follows:

	Discount Rate	Perpetual Nominal Growth Rate

Television stations	8.0%	2.5%
Radio stations	8.0%	1.5%

        The assumptions used in determining the fair values of the FCC licenses require management to make significant judgments. Certain events and circumstances, including deterioration of market conditions, higher cost of capital or a decline in the local radio or television advertising markets, could result in changes to these assumptions and judgments. The estimated fair values of the FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which the Company owns and operates television and radio stations. Deterioration in the economic conditions or a change in population size of any individual geographic market could adversely impact advertisers' ability or willingness to purchase advertising on the radio and television stations in that market. Advertising expenditures by companies in certain industries, including automotive, entertainment and retail, have historically represented a significant portion of the local radio and television advertising revenues in all geographic markets. As a result, an other-than-temporary decrease in spending by advertisers in these categories or adverse economic conditions, particularly in larger markets such as New York, Los Angeles, Chicago and San Francisco, where the Company holds FCC licenses with substantial carrying values, could have a significant impact on the fair value of the FCC licenses.

        Based on the 2013 annual impairment test, the Company concluded that the estimated fair value of the FCC licenses in each radio and television market for which the Company performed the quantitative assessment exceeded their respective carrying values and therefore no impairment charge was necessary. Two radio markets, which had an aggregate carrying value of FCC licenses of $114 million, were each within 5% of their respective estimated fair value, and eight radio markets, which had an aggregate carrying value of FCC licenses of $1.20 billion, were each within 10% of their respective estimated fair value. In each of the remaining radio markets and in all of the television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values by more than 10%. A downward revision to the present value of future cash flows could result in impairment and a non-cash charge would be required. Such a charge could have a material effect on the Company's Consolidated Statement of Operations and Consolidated Balance Sheet.

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

Pensions

        Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rates are determined based on the yield on portfolios of high quality bonds, constructed to provide cash flows necessary to meet the Company's pension plans' expected future benefit payments, as determined for the projected benefit obligations. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2013, the unrecognized actuarial losses decreased from the prior year end due primarily to an increase in the discount rate partially offset by changes in other actuarial assumptions. A decrease in the discount rate would increase the projected benefit obligation. A 25 basis point change in the discount rate will result in an estimated change to the projected benefit obligation of approximately $100 million and will not have a material impact on the 2014 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $10 million in 2014 pension expense.

Income Taxes

        The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. When recording the worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. During 2013 and 2012, the Company recognized tax benefits of $17 million and $3 million, respectively, related to the net impact of the settlement of certain prior year tax audits. For positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $140 million at December 31, 2013 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

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

        On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. On June 20, 2013, Simon & Schuster and certain other Publishing parties entered into a settlement agreement in the MDL litigation (as described below) covering claims of Minnesota residents (the "Minnesota Settlement"). The Minnesota Settlement was approved by the court on December 6, 2013. The Company believes that the settlements with the DOJ, the States and the Minnesota Settlement will not have a material adverse effect on its results of operations, financial position or cash flows.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

        On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. As noted above, on June 20, 2013, Simon & Schuster entered into the Minnesota Settlement, which was approved by the court on December 6, 2013. Upon final approval of the Minnesota Settlement by the court, Simon & Schuster was dismissed with prejudice from the MDL litigation and only those individuals who elect to opt out of the States settlement or the Minnesota Settlement will have any potential claims against Simon & Schuster.

        Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012; and by an Australian e-book retailer in the United States Court for the Southern District of New York on September 16, 2013. Simon & Schuster intends to defend itself in these matters.

        In addition, the European Commission (the "EC") and Canadian Competition Bureau (the "CCB") conducted separate competition investigations of agency distribution arrangements of e-books in this industry. On December 12, 2012, following the close of a comment period, the EC entered into settlement agreements with Simon & Schuster and certain Publishing parties. The CCB also entered into a settlement agreement with Simon & Schuster and certain Publishing parties, which was effective on February 7, 2014. These settlements require the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2013, the Company had pending approximately 45,150 asbestos claims, as compared with approximately 45,900 as of December 31, 2012 and 50,090 as of December 31, 2011. During 2013, the Company received approximately 4,310 new claims and closed or moved to an inactive docket approximately 5,060 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2013 and 2012 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $29 million and $21 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of claims against the Company are non-cancer claims. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down during the past five to ten years and has remained flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company's estimate of its asbestos liabilities.

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

        At December 31, 2013 and 2012, the notional amount of all foreign currency contracts was $136 million and $157 million, respectively, which represents hedges of expected foreign currency cash flows.

Interest Rate Risk

        The Company is subject to interest rate risk to the extent it has variable-rate debt outstanding. At December 31, 2013, the Company had $475 million of commercial paper borrowings outstanding at a weighted average interest rate of 0.3%. In addition, in January 2014, Outdoor Americas borrowed $800 million under a variable-rate Term Loan, with an initial interest rate of 3.0%. While the Company does not currently use derivatives to modify its exposure to interest rates, it may do so in the future.

Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2013 or 2012, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        For a discussion of related parties, see Note 6 to the consolidated financial statements.

Recent Pronouncements and Adoption of New Accounting Standards

        See Note 1 to the consolidated financial statements.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION
By:	/s/ LESLIE MOONVES Leslie Moonves President Chief Executive Officer
By:	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Chief Operating Officer
By:	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CBS Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 14, 2014

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2013		2012		2011

Revenues		$15,284		$14,089		$13,637

Expenses:
Operating		8,813		7,967		7,882
Selling, general and administrative		2,735		2,634		2,598
Restructuring charges (Note 4)		20		19		43
Impairment charges (Note 2)		—		11		—
Depreciation and amortization		457		475		495

Total expenses		12,025		11,106		11,018

Operating income		3,259		2,983		2,619
Interest expense		(376)		(402)		(435)
Interest income		8		6		6
Net loss on early extinguishment of debt (Note 8)		—		(32)		—
Other items, net		6		6		(11)

Earnings from continuing operations before income taxes and equity in loss of investee companies		2,897		2,561		2,179
Provision for income taxes		(978)		(892)		(751)
Equity in loss of investee companies, net of tax		(46)		(35)		(37)

Net earnings from continuing operations		1,873		1,634		1,391
Net earnings (loss) from discontinued operations, net of tax (Note 3)		6		(60)		(86)

Net earnings		$1,879		$1,574		$1,305

Basic net earnings (loss) per common share:
Net earnings from continuing operations		$3.08		$2.55		$2.09
Net earnings (loss) from discontinued operations		$.01		$(.09)		$(.13)
Net earnings		$3.09		$2.45		$1.97
Diluted net earnings (loss) per common share:
Net earnings from continuing operations		$3.00		$2.48		$2.04
Net earnings (loss) from discontinued operations		$.01		$(.09)		$(.13)
Net earnings		$3.01		$2.39		$1.92
Weighted average number of common shares outstanding:
Basic		608		642		664
Diluted		624		659		681
Dividends per common share	$	..48	$	..44	$	..35

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011

Net earnings	$1,879	$1,574	$1,305

Other comprehensive income (loss) from continuing operations, net of tax:
Cumulative translation adjustments	(5)	30	4
Net actuarial gain (loss) and prior service cost (Note 13)	213	(138)	(145)
Unrealized gain on securities	1	—	—

Other comprehensive income (loss) from continuing operations, net of tax	209	(108)	(141)
Other comprehensive loss from discontinued operations, before reclassifications	(7)	(22)	(12)
Reclassifications from accumulated other comprehensive loss from discontinued operations to net earnings	(178)	—	—

Total other comprehensive income (loss), net of tax	24	(130)	(153)

Total comprehensive income	$1,903	$1,444	$1,152

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$397	$708
Receivables, less allowances of $76 (2013) and $81 (2012)	3,415	3,137
Programming and other inventory (Note 5)	772	859
Deferred income tax assets, net (Note 12)	164	253
Prepaid income taxes	—	27
Prepaid expenses	194	206
Other current assets	392	312
Current assets of discontinued operations	36	218

Total current assets	5,370	5,720

Property and equipment:
Land	332	330
Buildings	743	718
Capital leases	166	194
Advertising structures	1,695	1,689
Equipment and other	2,087	2,057

	5,023	4,988
Less accumulated depreciation and amortization	2,787	2,717

Net property and equipment	2,236	2,271

Programming and other inventory (Note 5)	1,697	1,582
Goodwill (Note 2)	8,562	8,567
Intangible assets (Note 2)	6,430	6,515
Other assets (Note 1)	2,010	1,551
Assets of discontinued operations	82	260

Total Assets	$26,387	$26,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$371	$386
Accrued expenses	668	636
Accrued compensation	389	374
Participants' share and royalties payable	1,008	953
Program rights	398	455
Deferred revenues	292	232
Income taxes payable	55	—
Commercial paper (Note 8)	475	—
Current portion of long-term debt (Note 8)	21	18
Other current liabilities	496	646
Current liabilities of discontinued operations	34	241

Total current liabilities	4,207	3,941

Long-term debt (Note 8)	5,940	5,904
Participants' share and royalties payable	1,122	965
Pension and postretirement benefit obligations (Note 13)	1,330	1,860
Deferred income tax liabilities, net (Note 12)	1,583	1,254
Other liabilities	2,091	2,157
Liabilities of discontinued operations	148	172
Commitments and contingencies (Note 14)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 39 (2013) and 43 (2012) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 801 (2013) and 785 (2012) shares issued	1	1
Additional paid-in capital	43,474	43,424
Accumulated deficit	(24,890)	(26,769)
Accumulated other comprehensive loss (Note 1)	(545)	(569)

	18,040	16,087
Less treasury stock, at cost; 244 (2013) and 198 (2012) Class B Shares	8,074	5,874

Total Stockholders' Equity	9,966	10,213

Total Liabilities and Stockholders' Equity	$26,387	$26,466

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011

Operating Activities:
Net earnings	$1,879	$1,574	$1,305
Less: Net earnings (loss) from discontinued operations	6	(60)	(86)

Net earnings from continuing operations	1,873	1,634	1,391
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	457	475	495
Impairment charges	—	11	—
Deferred tax provision	425	442	452
Stock-based compensation	229	153	139
Redemption of debt	—	(28)	—
Net (gain) loss on disposition and write-down of assets	(30)	—	12
Equity in loss of investee companies, net of tax and distributions	59	52	50
Amortization of deferred financing costs	10	12	13
Change in assets and liabilities, net of investing and financing activities
Increase in receivables	(739)	(238)	(10)
Decrease (increase) in inventory and related program and participation liabilities, net	48	(414)	(159)
(Increase) decrease in other assets	(8)	28	43
Decrease in accounts payable and accrued expenses	(142)	(10)	(107)
Decrease in pension and postretirement benefit obligations	(189)	(192)	(381)
Decrease in income taxes	(17)	(81)	(27)
Increase (decrease) in deferred revenue	64	(17)	(85)
Other, net	4	(8)	6

Net cash flow provided by operating activities from continuing operations	2,044	1,819	1,832

Net cash flow used for operating activities from discontinued operations	(171)	(4)	(83)

Net cash flow provided by operating activities	1,873	1,815	1,749

Investing Activities:
Acquisitions, net of cash acquired	(32)	(146)	(75)
Capital expenditures	(270)	(254)	(245)
Investments in and advances to investee companies	(176)	(91)	(79)
Proceeds from sale of investments	30	13	12
Proceeds from dispositions	193	49	18

Net cash flow used for investing activities from continuing operations	(255)	(429)	(369)

Net cash flow used for investing activities from discontinued operations	(17)	(22)	(20)

Net cash flow used for investing activities	(272)	(451)	(389)

Financing Activities:
Proceeds from short-term debt borrowings, net	475	—	—
Proceeds from issuance of notes	—	1,566	—
Repayment of notes and debentures	—	(1,583)	—
Payment of capital lease obligations	(17)	(19)	(19)
Payment of contingent consideration	(30)	(33)	—
Dividends	(300)	(276)	(206)
Purchase of Company common stock	(2,185)	(1,137)	(1,012)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(145)	(105)	(82)
Proceeds from exercise of stock options	146	168	72
Excess tax benefit from stock-based compensation	148	103	72
Other financing activities	(4)	—	(5)

Net cash flow used for financing activities	(1,912)	(1,316)	(1,180)

Net (decrease) increase in cash and cash equivalents	(311)	48	180
Cash and cash equivalents at beginning of year	708	660	480

Cash and cash equivalents at end of year	$397	$708	$660

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	43	$—	44	$—	44	$—
Conversion of A shares into B shares	(4)	—	(1)	—	—	—

Balance, end of year	39	—	43	—	44	—

Class B Common Stock:
Balance, beginning of year	785	1	769	1	757	1
Conversion of A shares into B shares	4	—	1	—	—	—
Issuance of stock for RSU vests	7	—	8	—	9	—
Exercise of stock options	8	—	10	—	7	—
Retirement of Treasury Stock	(3)	—	(3)	—	(4)	—

Balance, end of year	801	1	785	1	769	1

Additional Paid-In Capital:
Balance, beginning of year		43,424		43,395		43,443
Stock-based compensation		187		147		135
Tax benefits related to employee stock-based transactions		159		104		64
Exercise of stock options		144		170		72
Retirement of Treasury Stock		(145)		(105)		(82)
Dividends		(295)		(287)		(237)

Balance, end of year		43,474		43,424		43,395

Accumulated Deficit:
Balance, beginning of year		(26,769)		(28,343)		(29,648)
Net earnings		1,879		1,574		1,305

Balance, end of year		(24,890)		(26,769)		(28,343)

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(569)		(439)		(286)
Other comprehensive income (loss)		24		(130)		(153)

Balance, end of year		(545)		(569)		(439)

Treasury Stock, at cost:
Balance, beginning of year	198	(5,874)	162	(4,706)	120	(3,689)
Class B Common Stock purchased	46	(2,201)	36	(1,170)	42	(1,019)
Shares paid for tax withholding for stock-based compensation	3	(145)	3	(105)	4	(82)
Issuance of stock for deferred compensation	—	1	—	2	—	2
Retirement of Treasury Stock	(3)	145	(3)	105	(4)	82

Balance, end of year	244	(8,074)	198	(5,874)	162	(4,706)

Total Stockholders' Equity		$9,966		$10,213		$9,908

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Global Distribution Group; CBS Films; and CBS Interactive), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster), Local Broadcasting (CBS Television Stations and CBS Radio) and Outdoor Americas (CBS Outdoor). On September 30, 2013, the Company completed the sale of its outdoor advertising business in Europe, which included an interest in an outdoor business in Asia ("Outdoor Europe"). Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

        During 2013, the Company announced its intention to separate its Outdoor Americas business and, subject to receiving an Internal Revenue Service ("IRS") ruling, convert this business into a real estate investment trust ("REIT"). Subject to market conditions and customary approvals, CBS Outdoor Americas Inc., a subsidiary of the Company which holds the Outdoor Americas business ("CBS Outdoor Americas Inc."), expects to sell up to 20% of its common stock through an initial public offering ("IPO") during the first quarter of 2014. At a time subsequent to the IPO, the Company intends to dispose of the remaining shares of CBS Outdoor Americas Inc. that it will own after the completion of the IPO.

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

        Depreciation expense, including capitalized lease amortization, was $357 million (2013), $369 million (2012) and $374 million (2011). Amortization expense related to capital leases was $17 million (2013) and

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

$19 million (2012 and 2011). Accumulated amortization of capital leases was $62 million at December 31, 2013 and $131 million at December 31, 2012.

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

        Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are generally one level below the Company's operating segments. Intangible assets with finite lives, which primarily consist of permits and leasehold agreements, franchise agreements and trade names, are generally amortized by the straight-line method over their estimated useful lives, which range from 4 to 40 years. Goodwill and other intangible assets with indefinite lives, which consist of FCC licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a noncash charge.

        Other Assets—Other assets include noncurrent receivables of $1.56 billion at December 31, 2013 and $1.10 billion at December 31, 2012.

        Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, program rights obligations, deferred compensation and other employee benefit accruals.

        Discontinued Operations—The consolidated financial statements present Outdoor Europe as a discontinued operation (See Note 3). In addition, certain businesses that were previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with accounting rules in effect prior to 2002. Assets and liabilities in discontinued operations related to these previously disposed businesses primarily include aircraft leases that were liquidated during 2013.

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

        Publishing revenues are recognized when merchandise is shipped or electronically delivered to the consumer. The Company records a provision for sales returns and allowances at the time of sale based upon historical trends which allow for a percentage of revenue recognized.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $450 million (2013), $419 million (2012) and $399 million (2011).

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

        Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers. The provision for doubtful accounts charged to expense was $15 million (2013), $17 million (2012) and $24 million (2011).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For the years ended December 31, 2013, 2012 and 2011, stock options to purchase 2 million, 4 million and 21 million shares of Class B Common Stock, respectively, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2013	2012	2011

(in millions)
Weighted average shares for basic EPS	608	642	664
Dilutive effect of shares issuable under stock-based compensation plans	16	17	17

Weighted average shares for diluted EPS	624	659	681

        Accumulated Other Comprehensive Income—The following table presents the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost	Unrealized Gain on Securities	Other Comprehensive Income (Loss) (b)		Accumulated Other Comprehensive Income (Loss)

At December 31, 2010	$158	$(665)	$2	$219		$(286)
Other comprehensive income (loss)	4	(145)	—	(12)		(153)

At December 31, 2011	162	(810)	2	207		(439)
Other comprehensive income (loss)	30	(138)	—	(22)		(130)

At December 31, 2012	192	(948)	2	185		(569)
Other comprehensive income (loss) before reclassifications	(5)	169	1	(7)		158
Reclassifications to net earnings	—	44 (a)	—	(178	) (c)	(134)

Other comprehensive income (loss)	(5)	213	1	(185)		24

At December 31, 2013	$187	$(735)	$3	$—		$(545)

(a)
See Note 13 for details of items reclassified from accumulated other comprehensive income (loss) to net earnings.

(b)
Primarily reflects cumulative translation adjustments.

(c)
Reclassified from accumulated other comprehensive income (loss) to net earnings (loss) from discontinued operations in connection with the disposal of Outdoor Europe (See Note 3).

        The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax (provision) benefit for the years ended December 31, 2013, 2012 and 2011 of $(135) million, $80 million and $77 million, respectively, and other comprehensive loss from discontinued operations is net of a tax benefit of $1 million for each of the years ended December 31, 2013, 2012 and 2011. The tax provision related to the unrealized gain on securities is minimal for all periods presented.

        Stock-based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table summarizes the Company's stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31,	2013	2012	2011

RSUs and PSUs	$136	$111	$99
Stock options and equivalents	93	42	40

Stock-based compensation expense, before income taxes	229	153	139
Related tax benefit	(89)	(59)	(54)

Stock-based compensation expense, net of tax benefit	$140	$94	$85

        Stock-based compensation included in net earnings (loss) from discontinued operations was $8 million for 2013, and $1 million for both 2012 and 2011.

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

Obligations Resulting from Joint and Several Liability Arrangements

        In February 2013, the FASB issued guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, the Company is required to measure its obligations under such arrangements as the sum of the amount it agreed to pay in the arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The Company is also required to disclose the nature and amount of the obligation. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements, which is effective for reporting periods beginning after December 15, 2013.

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

        For 2013, in accordance with amended FASB guidance for goodwill and intangibles impairment testing, the Company performed qualitative assessments for seven reporting units, eight radio markets, and ten television markets which management estimates each have fair values that exceed their respective carrying values by 20% or more. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each radio and television market, the Company weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each market are less than their respective carrying amounts. Therefore, performing the quantitative impairment test was unnecessary.

        For 2013, the Company performed the two-step quantitative goodwill impairment test for the remaining two reporting units, CBS Interactive and CBS Radio. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. If the carrying value exceeds the fair value, the second step of the test compares the implied fair value of a reporting unit's goodwill with the carrying value of its goodwill to determine the amount of impairment charge, if any. The estimated fair value of each reporting unit for which step one of the impairment test is performed is computed based upon the present value of future cash flows ("Discounted Cash Flow Method") and both the traded and transaction values of comparable businesses ("Market Comparable Method"). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method includes the Company's assumptions for growth rates, operating margins and capital expenditures for the projection period plus the residual value of the business at the end of the projection period. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company's internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections, and for 2013 was 3.0% for CBS Interactive and 1.5% for CBS Radio. The discount rates, which for 2013 were 9.5% for CBS Interactive and 8.0% for CBS Radio, are determined based on the average of the weighted average cost of capital of comparable entities.

        Based on the 2013 annual impairment test, for each of the two reporting units for which the Company performed the first step of the impairment test, the estimated fair values exceeded the respective carrying values and therefore the second step of the impairment test was unnecessary.

        For each of the remaining eighteen radio and four television markets, the Company performed the quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values. The estimated fair value of each FCC license is computed

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

using the Greenfield Discounted Cash Flow Method ("Greenfield Method"), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station's operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. In order to estimate the revenues of a start-up station, the total market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry. For each television station and radio station, the discount rate used for 2013 was 8.0% and the perpetual nominal growth rates used were 2.5% and 1.5%, respectively.

        For its 2013 annual impairment test the Company concluded that the estimated fair values of the indefinite-lived intangible assets for which it performed a quantitative assessment exceeded the respective carrying values and therefore no impairment charge was required.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        During 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pre-tax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

        For the years ended December 31, 2013 and 2012, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2012	Acquisitions	Dispositions	Other (a)	Balance at December 31, 2013

Entertainment:
Goodwill	$9,460	$7	$—	$—	$9,467
Accumulated impairment losses	(6,294)	—	—	—	(6,294)

Goodwill, net of impairment	3,166	7	—	—	3,173

Cable Networks:
Goodwill	480	—	—	—	480
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	480	—	—	—	480

Publishing:
Goodwill	407	—	—	(1)	406
Accumulated impairment losses	—	—	—	—	—

Goodwill, net of impairment	407	—	—	(1)	406

Local Broadcasting:
Goodwill	23,209	—	—	—	23,209
Accumulated impairment losses	(20,572)	—	—	—	(20,572)

Goodwill, net of impairment	2,637	—	—	—	2,637

Outdoor Americas:
Goodwill	9,584	—	(39)	(5)	9,540
Accumulated impairment losses	(7,707)	—	33	—	(7,674)

Goodwill, net of impairment	1,877	—	(6)	(5)	1,866

Total:
Goodwill	43,140	7	(39)	(6)	43,102
Accumulated impairment losses	(34,573)	—	33	—	(34,540)

Goodwill, net of impairment	$8,567	$7	$(6)	$(6)	$8,562

(a)
Primarily includes foreign currency translation adjustments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at December 31, 2011	Acquisitions	Dispositions	Impairment	Other (a)	Balance at December 31, 2012

Entertainment:
Goodwill	$9,456	$4	$—	$—	$—	$9,460
Accumulated impairment losses	(6,294)	—	—	—	—	(6,294)

Goodwill, net of impairment	3,162	4	—	—	—	3,166

Cable Networks:
Goodwill	480	—	—	—	—	480
Accumulated impairment losses	—	—	—	—	—	—

Goodwill, net of impairment	480	—	—	—	—	480

Publishing:
Goodwill	407	—	—	—	—	407
Accumulated impairment losses	—	—	—	—	—	—

Goodwill, net of impairment	407	—	—	—	—	407

Local Broadcasting:
Goodwill	23,466	6	(263)	—	—	23,209
Accumulated impairment losses	(20,816)	—	255	(11)	—	(20,572)

Goodwill, net of impairment	2,650	6	(8)	(11)	—	2,637

Outdoor Americas:
Goodwill	9,579	—	—	—	5	9,584
Accumulated impairment losses	(7,707)	—	—	—	—	(7,707)

Goodwill, net of impairment	1,872	—	—	—	5	1,877

Total:
Goodwill	43,388	10	(263)	—	5	43,140
Accumulated impairment losses	(34,817)	—	255	(11)	—	(34,573)

Goodwill, net of impairment	$8,571	$10	$(8)	$(11)	$5	$8,567

(a)
Primarily includes foreign currency translation adjustments.

        The Company's intangible assets were as follows:

At December 31, 2013	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Permits and leasehold agreements	$894	$(670)	$224
Franchise agreements	462	(321)	141
Trade names	222	(42)	180
Other intangible assets	213	(160)	53

Total intangible assets subject to amortization	1,791	(1,193)	598
FCC licenses	5,832	—	5,832

Total intangible assets	$7,623	$(1,193)	$6,430

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2012	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Permits and leasehold agreements	$889	$(635)	$254
Franchise agreements	477	(309)	168
Trade names	213	(28)	185
Other intangible assets	245	(169)	76

Total intangible assets subject to amortization	1,824	(1,141)	683
FCC licenses	5,832	—	5,832

Total intangible assets	$7,656	$(1,141)	$6,515

        Amortization expense was $100 million (2013), $106 million (2012) and $121 million (2011). The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2014 through 2018, to be as follows:

	2014	2015	2016	2017	2018

Amortization expense	$89	$79	$68	$43	$34

3) DISCONTINUED OPERATIONS

        On September 30, 2013 the Company completed the sale of Outdoor Europe for $225 million. Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. Included in the loss from discontinued operations of $147 million for 2013 is an after-tax charge of $110 million associated with exiting an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically have been intercompany but upon the closing of the transaction became third-party guarantees (See Note 14).

        The following table sets forth details of the net earnings (loss) from discontinued operations for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31,	2013	2012	2011

Revenues from discontinued operations	$401	$588	$608

Loss from discontinued operations	$(247)	$(78)	$(73)
Income tax benefit (provision)	100	18	(13)

Loss from discontinued operations, net of tax	(147)	(60)	(86)

Gain on disposal	159	—	—
Income tax provision	(6)	—	—

Gain on disposal, net of tax	153	—	—

Net earnings (loss) from discontinued operations, net of tax	$6	$(60)	$(86)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        Noncurrent assets of discontinued operations of $82 million for 2013 and $260 million for 2012 include deferred tax assets for previously disposed businesses. At December 31, 2012, noncurrent assets of discontinued operations also included net property and equipment of $103 million, goodwill of $49 million, as well as assets related to aircraft leases from previously disposed businesses that were liquidated in 2013. (See Note 1 for the accounting policy related to these discontinued operations). Noncurrent liabilities of discontinued operations of $148 million at December 31, 2013, primarily include tax reserves related to previously disposed businesses and the estimated fair value of guarantee liabilities of approximately $40 million (See Note 14). At December 31, 2012, noncurrent liabilities of discontinued operations of $172 million primarily relate to the above mentioned aircraft leases and tax reserves related to previously disposed businesses.

4) RESTRUCTURING CHARGES

        During the year ended December 31, 2013, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization or closure of certain business operations. As a result, the Company recorded restructuring charges of $20 million, reflecting $14 million of severance costs and $6 million of costs associated with exiting contractual obligations. During the years ended December 31, 2012 and 2011, the Company recorded restructuring charges of $19 million and $43 million, respectively. The charges reflected $22 million of severance costs and $40 million of costs associated with exiting contractual obligations. As of December 31, 2013, the cumulative amount paid for the 2013, 2012 and 2011 restructuring charges was $57 million, of which $23 million was for the severance costs and $34 million related to costs associated with exiting contractual obligations. The 2012 and 2011 restructuring reserves were substantially utilized at December 31, 2013. The Company expects to substantially utilize the 2013 restructuring reserve by the end of 2014.

	Balance at December 31, 2012	2013 Charges	2013 Payments	Balance at December 31, 2013

Entertainment	$25	$12	$(23)	$14
Cable Networks	—	1	—	1
Publishing	2	1	(2)	1
Local Broadcasting	7	5	(4)	8
Corporate	1	1	(1)	1

Total	$35	$20	$(30)	$25

	Balance at December 31, 2011	2012 Charges	2012 Payments	Balance at December 31, 2012

Entertainment	$40	$7	$(22)	$25
Publishing	1	3	(2)	2
Local Broadcasting	—	8	(1)	7
Outdoor Americas	1	—	(1)	—
Corporate	—	1	—	1

Total	$42	$19	$(26)	$35

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) PROGRAMMING AND OTHER INVENTORY

At December 31,	2013	2012

Program rights	$1,331	$1,389
Television programming:
Released (including acquired libraries)	878	781
In process and other	139	128
Theatrical programming:
Released	37	25
In process and other	32	60
Publishing, primarily finished goods	51	57
Other	1	1

Total programming and other inventory	2,469	2,441
Less current portion	772	859

Total noncurrent programming and other inventory	$1,697	$1,582

6) RELATED PARTIES

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At December 31, 2013, NAI directly or indirectly owned approximately 79.6% of CBS Corp.'s voting Class A Common Stock and owned approximately 6.7% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

        Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $195 million, $221 million and $255 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        As part of its normal course of business, the Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $21 million, $26 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at December 31, 2013 and 2012.

At December 31,	2013	2012

Receivables	$84	$124
Other assets (Receivables, noncurrent)	115	133

Total amounts due from Viacom Inc.	$199	$257

        Other Related Parties    The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $111 million, $160 million and $133 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

7) INVESTMENTS

        The Company accounts for investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include the Company's 50% interests in the broadcast network, The CW, and the entertainment cable network, TVGN (TV Guide Network). The Company also owns a 50% interest in two out-of-home advertising companies that operate transit shelters in Los Angeles and Vancouver. In addition, the Company has interests in several international television joint ventures including a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates six cable and satellite channels in the United Kingdom and Ireland, including CBS branded channels; a 30% interest in a joint venture with another subsidiary of AMC Networks Inc., which owns and operates nine cable and satellite channels in Europe, the Middle East and Africa; a 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN, a digital television channel service in Australia; and a 30% interest in a joint venture with RTL Group to launch two cable channels in South East Asia, the first of which launched in September 2013.

        At December 31, 2013 and 2012, respectively, the Company had $212 million and $118 million of equity investments that are included in "Other assets" on the Consolidated Balance Sheets.

        Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2013 and 2012, respectively, the Company had $16 million and $10 million of cost investments that are included in "Other assets" on the Consolidated Balance Sheets.

        At December 31, 2013 and 2012, the aggregate market value of the Company's available for sale investments was $7 million and $9 million, respectively. The market value of each individual investment was not below its carrying value on the Consolidated Balance Sheets.

        The Company invested $176 million, $91 million and $79 million into its equity and cost investments during the years ended December 31, 2013, 2012 and 2011, respectively. Also during 2013, the Company sold 50% of its transit shelter operations in Los Angeles for $17 million. The Company and the buyer each subsequently contributed their respective 50% interests in these operations to a 50/50 joint venture that the Company and buyer own together.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2013	2012

Commercial paper	$475	$—
8.875% Notes due 2014	99	100
7.625% Senior Debentures due 2016	200	200
1.95% Senior Notes due 2017	397	396
4.625% Senior Notes due 2018	317	321
8.875% Senior Notes due 2019	592	591
5.750% Senior Notes due 2020	500	500
4.30% Senior Notes due 2021	300	300
3.375% Senior Notes due 2022	695	694
7.875% Debentures due 2023	224	224
7.125% Senior Notes due 2023 (b)	52	52
7.875% Senior Debentures due 2030	1,270	1,271
5.50% Senior Debentures due 2033	428	428
5.90% Senior Notes due 2040	299	299
4.85% Senior Notes due 2042	488	487
Obligations under capital leases	113	72

Total debt (c)	6,449	5,935
Less discontinued operations debt (d)	13	13

Total debt from continuing operations	6,436	5,922
Less commercial paper	475	—
Less current portion	21	18

Total long-term debt from continuing operations, net of current portion	$5,940	$5,904

(a)
Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.

(b)
Debt instrument is an issuance of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., and has no guarantor.

(c)
At December 31, 2013 and December 31, 2012, the senior debt balances included (i) a net unamortized discount of $13 million and $16 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $18 million and $23 million, respectively. The face value of the Company's total debt was $6.44 billion at December 31, 2013 and $5.93 billion at December 31, 2012.

(d)
Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        At December 31, 2013, the Company classified $99 million of notes maturing in June 2014 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

        During the year ended December 31, 2012, the Company issued $1.60 billion of senior notes and redeemed $1.59 billion of senior notes and debentures, resulting in a pre-tax net loss on early extinguishment of debt of $32 million.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        At December 31, 2013, the Company's scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

	2014	2015	2016	2017	2018	2019 and Thereafter

Long-term debt	$99	$—	$200	$400	$300	$4,857

Commercial Paper

        At December 31, 2013, the Company had $475 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of 0.3% and maturities of less than thirty days.

Credit Facility

        During 2013, the Company amended and restated its $2.0 billion revolving credit facility (the "Credit Facility") which now expires in March 2018. The amended facility provides for lower borrowing rates and fees, as well as more favorable covenants. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the U.S. or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

        The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2013, the Company's Consolidated Leverage Ratio was approximately 1.6x.

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

        The Credit Facility is used for general corporate purposes. At December 31, 2013, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Outdoor Americas Indebtedness

        In January 2014, in connection with the Company's strategic initiatives for Outdoor Americas, Outdoor Americas borrowed $1.60 billion through an $800 million senior secured term loan credit facility ("Term Loan") and the issuance of $800 million of senior notes through a private placement. The senior notes are comprised of $400 million of 5.25% Senior Notes due 2022 and $400 million of 5.625% Senior Notes due 2024. The Term Loan is due in 2021 and bears interest at a rate equal to 2.25% plus the greater of LIBOR or 0.75%. The debt is guaranteed by CBS Outdoor Americas Inc. and certain of its subsidiaries.

        The Term Loan is part of a credit agreement which also includes a $425 million revolving credit facility (the "Outdoor Revolving Credit Facility") which expires in 2019. The Outdoor Revolving Credit Facility bears interest based on LIBOR plus a margin based on Outdoor Americas consolidated Net Secured Leverage Ratio. The Net Secured Leverage Ratio reflects the ratio of Outdoor Americas secured debt

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

(less up to $150 million of unrestricted cash) to Outdoor Americas' consolidated EBITDA (as defined in the credit agreement). The Outdoor Revolving Credit Facility requires Outdoor Americas to maintain a maximum Consolidated Net Secured Leverage Ratio of 3.50 to 1.00, which will be increased to 4.00 to 1.00 if Outdoor Americas elects to be taxed as a REIT. As of February 14, 2014, there were no borrowings outstanding under the Outdoor Revolving Credit Facility.

        The debt proceeds will be primarily used by the Company to repurchase shares of CBS Corp. Class B Common Stock through a $1.5 billion accelerated share repurchase transaction, with $50 million retained by Outdoor Americas for its corporate purposes and ongoing cash needs.

9) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures. At December 31, 2013 and 2012, the carrying value of the senior debt was $5.86 billion, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $6.69 billion and $7.16 billion, respectively.

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

        At December 31, 2013 and 2012, the notional amount of all foreign currency contracts was $136 million and $157 million, respectively, which represents hedges of expected foreign currency cash flows.

        The fair value of foreign exchange contracts recorded on the Consolidated Balance Sheets was as follows:

At December 31,	2013	2012	Balance Sheet Account

Non-designated hedging instruments:
Assets	$3	$—	Other current assets
Liabilities	$4	$2	Other current liabilities

        Gains (losses) recognized on foreign exchange contracts were as follows:

Year Ended December 31,	2013	2012	2011	Financial Statement Account

Non-designated hedging instruments	$2	$(4)	$2	Other items, net

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company is subject to interest rate risk to the extent it has variable-rate debt outstanding. At December 31, 2013, the Company had $475 million of commercial paper borrowings outstanding at a weighted average interest rate of 0.3%. In addition, in January 2014, Outdoor Americas borrowed $800 million under a variable-rate Term Loan, with an initial interest rate of 3.0%. While the Company does not currently use derivatives to modify its exposure to interest rates, it may do so in the future.

        The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2013 and 2012, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

10) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investments	$83	$—	$—	$83
Foreign currency hedges	—	3	—	3

Total Assets	$83	$3	$—	$86

Liabilities:
Deferred compensation	$—	$268	$—	$268
Guarantees	—	—	40	40
Foreign currency hedges	—	4	—	4

Total Liabilities	$—	$272	$40	$312

At December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investments	$70	$—	$—	$70

Total Assets	$70	$—	$—	$70

Liabilities:
Deferred compensation	$—	$201	$—	$201
Foreign currency hedges	—	2	—	2

Total Liabilities	$—	$203	$—	$203

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

        In connection with the disposal of Outdoor Europe in 2013, the Company recorded a pre-tax charge of $40 million in net earnings (loss) from discontinued operations, for the estimated fair value of guarantees, which historically have been intercompany but upon the closing of the transaction became third-party guarantees. The fair value of guarantee liabilities reflects the premium that would be required to issue such guarantee in a standalone arm's length transaction and is calculated based on an assessment of the probability of the primary obligor's default under the obligation, discounted to its present value.

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

        Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2013, 2012, and 2011, resulting in total annual dividends of $295 million, $287 million and $237 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

        Purchase of Company Stock—During 2013, the Company repurchased 45.8 million shares of CBS Corp. Class B Common Stock for $2.20 billion, at an average cost of $48.03 per share. Since the inception of the share repurchase program in January 2011 through December 31, 2013, the Company has repurchased 123.5 million shares of its Class B Common Stock for $4.39 billion, at an average cost of $35.54 per share, leaving $5.43 billion of authorization remaining at December 31, 2013.

        Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were 4.0 million for 2013, .3 million for 2012 and .2 million for 2011.

        Equity Incentive Plans—The Company has equity incentive plans (the "Plans") under which stock options, stock option equivalents, RSUs and PSUs were issued.

        The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization. At December 31, 2013, there were 61 million shares available for future grant under the Plans.

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

        The Company also granted awards of PSUs which vest based on the achievement of market performance targets. The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return ("TSR") for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on the achievement of established operating performance goals. The fair value of the PSUs is determined using a Monte Carlo Simulation model. This model generates simulated TSR of CBS Corp. Class B Common Stock versus each of the companies in the S&P 500 Index through the end of the relevant measurement period. Compensation expense for PSUs is expensed over the vesting period, which is a three- to four-year service period.

        The total fair value of RSUs and PSUs that vested during 2013, 2012 and 2011 was $324 million, $251 million and $198 million, respectively. Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2013 was $176 million, which is expected to be recognized over a weighted average period of 2.2 years.

        The following table summarizes the Company's RSU and target PSU activity.

	RSUs and PSUs	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2012	13,300,969	$19.89

Granted	4,150,247	40.70
Vested	(7,355,952)	16.32
Forfeited	(576,040)	28.54

Non-vested at December 31, 2013	9,519,224	$31.20

Stock Options and Equivalents

        Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a one- to four-year service period and expire eight years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary. Stock option equivalents are settled in cash upon exercise and therefore, the Company remeasures the fair value of these awards at each reporting date. At each of December 31, 2013 and 2012, the Company had 2 million stock option equivalents outstanding.

        The weighted average fair value of stock options as of the grant date was $12.11, $9.05 and $7.59 in 2013, 2012 and 2011, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012	2011

Expected dividend yield	1.49%	1.92%	2.00%
Expected stock price volatility	34.86%	39.09%	41.17%
Risk-free interest rate	.97%	.94%	2.33%
Expected term of options (years)	5.00	5.02	5.06

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

        Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2013 was $56 million, which is expected to be recognized over a weighted average period of 2.4 years.

        The following table summarizes the Company's stock option activity under the Plans.

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2012	34,033,101	$21.96

Granted	2,750,085	44.30
Exercised	(7,710,210)	18.66
Forfeited or expired	(1,098,349)	29.19

Outstanding at December 31, 2013	27,974,627	$24.78

Exercisable at December 31, 2013	18,139,203	$22.25

        The following table summarizes other information relating to stock option exercises during the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31,	2013	2012	2011

Cash received from stock option exercises	$146	$168	$72
Tax benefit of stock option exercises	$88	$67	$45
Intrinsic value of stock option exercises	$229	$174	$117

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2013.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$5 to 9.99	2,854,741	3.18	$5.22	2,854,741	$5.22
$10 to 19.99	4,182,323	3.92	$13.80	2,662,606	$13.94
$20 to 29.99	15,104,406	3.73	$26.47	10,009,437	$26.81
$30 to 39.99	3,110,305	3.36	$32.23	2,595,311	$31.79
$40 to 49.99	2,664,447	7.18	$44.05	17,108	$43.21
$50 to 59.99	58,405	7.74	$57.37	—	$—

	27,974,627			18,139,203

        At December 31, 2013 stock options outstanding have a weighted average remaining contractual life of 4.00 years and the total intrinsic value for "in-the-money" options, based on the Company's closing stock price of $63.74, was $1.09 billion. At December 31, 2013 stock options exercisable have a weighted average remaining contractual life of 2.98 years and the total intrinsic value for "in-the-money" exercisable options was $753 million.

12) INCOME TAXES

        The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2013	2012	2011

United States	$2,518	$2,236	$1,878
Foreign	379	325	301

Total	$2,897	$2,561	$2,179

        The components of the provision for income taxes were as follows:

Year Ended December 31,	2013	2012	2011

Current:
Federal	$395	$307	$190
State and local	92	76	52
Foreign	66	67	57

	553	450	299
Deferred	425	442	452

Provision for income taxes	$978	$892	$751

        In addition, included in discontinued operations was an income tax benefit of $94 million and $18 million in 2013 and 2012, respectively, and an income tax provision of $13 million in 2011.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The equity in loss of investee companies is shown net of tax on the Company's Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2013, 2012 and 2011 were $29 million, $22 million, and $24 million, respectively, which represented an effective tax rate of 38.8% for 2013, 2012, and 2011.

        In 2013 and 2012, the Company realized tax benefits from the exercise of stock options and vesting of RSUs and PSUs of $210 million and $163 million, respectively.

        The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2013	2012	2011

Taxes on income at U.S. federal statutory rate	$1,014	$896	$763
State and local taxes, net of federal tax benefit	111	92	82
Effect of foreign operations	(88)	(64)	(73)
Audit settlements, net	(17)	(3)	(6)
Other, net (a)	(42)	(29)	(15)

Provision for income taxes	$978	$892	$751

(a)
Primarily reflects the Company's domestic production deduction.

        The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2013	2012

Deferred income tax assets:
Provision for expenses and losses	$721	$801
Pension, postretirement and other employee benefits	431	641
Tax credit and loss carryforwards	679	284
Other	166	136

Total deferred income tax assets	1,997	1,862
Valuation allowance	(644)	(249)

Deferred income tax assets, net	1,353	1,613

Deferred income tax liabilities:
Intangible assets	(2,072)	(1,995)
Property, equipment and other assets	(694)	(610)

Total deferred income tax liabilities	(2,766)	(2,605)

Deferred income tax liabilities, net	$(1,413)	$(992)

        In addition to the deferred income taxes reflected in the table above, the Company included net noncurrent deferred income tax assets of $81 million and $29 million in "Assets of discontinued operations" on the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively.

        At December 31, 2013, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $1.24 billion, the majority of which expire in various years from 2014 through 2033.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The 2013 and 2012 deferred income tax assets were reduced by a valuation allowance of $644 million and $249 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $4.04 billion at December 31, 2013 and $3.54 billion at December 31, 2012. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits or remitted in tax-free transactions, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

        The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2011	$214

Additions for current year tax positions	11
Additions for prior year tax positions	12
Reductions for prior year tax positions	(18)
Cash settlements	(23)
Statute of limitations lapses	(1)

At December 31, 2011	195

Additions for current year tax positions	12
Additions for prior year tax positions	10
Reductions for prior year tax positions	(33)
Cash settlements	(8)
Statute of limitations lapses	(3)

At December 31, 2012	173

Additions for current year tax positions	11
Additions for prior year tax positions	14
Reductions for prior year tax positions	(40)
Cash settlements	(17)
Statute of limitations lapses	(1)

At December 31, 2013	$140

        At December 31, 2013 and 2012, $52 million and $56 million, respectively, of the reserve for uncertain tax positions were included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        The reserve for uncertain tax positions of $140 million at December 31, 2013 includes $113 million which would affect the Company's effective income tax rate, including discontinued operations, if and when recognized in future years.

        The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. For the years ended December 31, 2013, 2012 and 2011, the Company recognized interest and penalties of $12 million, $13 million and $12 million, respectively, in the Consolidated Statements of Operations. As of December 31, 2013 and 2012, the Company has recorded

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

liabilities for accrued interest and penalties of $57 million and $62 million, respectively, on the Consolidated Balance Sheets.

        During the third quarter of 2013, the Company and the IRS settled the Company's income tax audit for the years 2008, 2009 and 2010. The IRS commenced its examination of the years 2011 and 2012 in the fourth quarter of 2013. During the next twelve months the Company expects to settle an audit in a foreign jurisdiction related to a previously disposed business that is accounted for as a discontinued operation. In addition, various tax years are currently under examination by state and local and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company currently believes that it is reasonably possible that the reserve for uncertain tax positions will decrease within the next twelve months; however, as it is difficult to predict the final outcome of any particular tax matter, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined.

13) PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Most of the Company's pension plans are closed to new entrants. The benefits for some plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participated in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities and U.S. government securities. The Company's common stock represents approximately 2.2% and 1.3% of the plan assets' fair values at December 31, 2013 and 2012, respectively.

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

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

        The following table sets forth the change in benefit obligation for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012

Change in benefit obligation:
Benefit obligation, beginning of year	$5,564	$5,191	$676	$697
Service cost	40	36	—	—
Interest cost	213	243	26	33
Actuarial (gain) loss	(316)	498	(51)	1
Benefits paid	(416)	(413)	(79)	(78)
Participants' contributions	—	—	10	11
Retiree Medicare drug subsidy	—	—	7	12
Cumulative translation adjustments	(16)	9	—	—

Benefit obligation, end of year	$5,069	$5,564	$589	$676

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in plan assets for the Company's pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012

Change in plan assets:
Fair value of plan assets, beginning of year	$4,274	$3,948	$5	$5
Actual return on plan assets	182	476	—	—
Employer contributions	203	254	62	55
Benefits paid	(416)	(413)	(79)	(78)
Participants' contributions	—	—	10	11
Retiree Medicare drug subsidy	—	—	7	12
Cumulative translation adjustments	(15)	9	—	—

Fair value of plan assets, end of year	$4,228	$4,274	$5	$5

        The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company's Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2013	2012	2013	2012

Funded status at end of year	$(841)	$(1,290)	$(584)	$(671)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$17	$17	$—	$—
Current liabilities	(50)	(51)	(62)	(67)
Noncurrent liabilities	(808)	(1,256)	(522)	(604)

Net amounts recognized	$(841)	$(1,290)	$(584)	$(671)

        The Company's qualified pension plans were underfunded by $206 million and $595 million at December 31, 2013 and 2012, respectively.

        The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2013	2012	2013	2012

Net actuarial (loss) gain	$(1,543)	$(1,854)	$248	$213
Net prior service (cost) credit	(12)	(14)	1	2
Share of equity investee	—	(1)	—	—

	(1,555)	(1,869)	249	215
Deferred income taxes	617	739	(46)	(33)

Net amount recognized in accumulated other comprehensive income (loss)	$(938)	$(1,130)	$203	$182

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The accumulated benefit obligation for all defined benefit pension plans was $4.99 billion and $5.48 billion at December 31, 2013 and 2012, respectively.

        Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2013	2012

Projected benefit obligation	$4,892	$5,407
Accumulated benefit obligation	$4,816	$5,320
Fair value of plan assets	$4,037	$4,100

        The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2013	2012	2011	2013	2012	2011

Components of net periodic cost:
Service cost	$40	$36	$34	$—	$—	$—
Interest cost	213	243	249	26	33	38
Expected return on plan assets	(274)	(250)	(239)	—	—	—
Amortization of actuarial losses (gains)	86	71	65	(16)	(16)	(10)
Amortization of prior service cost (credit)	2	1	2	(1)	(1)	(1)

Net periodic cost	$67	$101	$111	$9	$16	$27

Year Ended December 31, 2013	Pension Benefits	Postretirement Benefits

Other comprehensive income (loss):
Actuarial gains	$225	$51
Amortization of actuarial losses (gains) (a)	86	(16)
Amortization of prior service cost (credit) (a)	2	(1)
Share of equity investee	1	—

	314	34
Deferred income taxes	(122)	(13)

Recognized in other comprehensive income, net of tax	$192	$21

(a)
Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

        Estimated net actuarial losses and prior service costs related to the defined benefit pension plans of approximately $63 million and $2 million, respectively, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2014.

        Estimated net actuarial gains and prior service credits related to the other postretirement benefit plans of approximately $21 million and $1 million, respectively, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2014.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.9%	4.0%	4.5%	4.0%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	4.0%	4.9%	4.0%	4.9%
Expected long-term return on plan assets	6.5%	6.6%	2.0%	2.0%
Rate of compensation increase	3.0%	3.0%	N/A	N/A

N/A—not applicable

        The discount rates are determined based on the yield on portfolios of high quality bonds, constructed to provide cash flows necessary to meet the plans' expected future benefit payments, as determined for the benefit obligations. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.

        The following additional assumptions were used in accounting for postretirement benefits.

	2013	2012

Projected health care cost trend rate for participants of age 65 and below	7.5%	8.0%
Projected health care cost trend rate for participants above age 65	7.5%	8.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2019	2019
Year ultimate trend rate is achieved for participants above 65	2019	2019

        A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total service and interest cost components	$—	$—
Effect on the accumulated postretirement benefit obligation	$12	$(11)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Plan Assets

        The asset allocations for the Company's U.S. qualified defined benefit pension plan trust and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company's U.S. pension plan trust, which accounted for 94% of total plan assets at December 31, 2013, is to invest between 70%—80% in long duration fixed income instruments, 16%—28% in equity securities and the remainder in cash and other investments. At December 31, 2013, this trust was invested approximately 72% in long duration fixed income portfolios, 26% in equity instruments, and the remainder in cash, cash equivalents and other investments. Other trusts, which fund the Company's international pension plans, accounted for 6% of total plan assets at December 31, 2013 and are invested approximately 62% in fixed income instruments, 30% in equity instruments, and the remainder in cash, cash equivalents and other investments. Long duration fixed income investments primarily consist of a diversified portfolio of investment grade fixed income instruments with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

        The following tables set forth the Company's pension plan assets measured at fair value on a recurring basis at December 31, 2013 and 2012. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2013	Level 1	Level 2	Level 3	Total

Cash and cash equivalents (a)	$8	$58	$—	$66
Fixed income securities:
U.S. treasury securities	134	—	—	134
Government related securities	45	240	—	285
Corporate bonds (b)	—	2,383	—	2,383
Mortgage-backed and asset-backed securities	—	128	4	132
Equity securities: (c)
U.S. large capitalization	350	357	—	707
U.S. small capitalization	98	3	—	101
International equity (d)	—	307	—	307
Limited partnerships	—	—	55	55
Other	—	58	—	58

Total assets	$635	$3,534	$59	$4,228

At December 31, 2012	Level 1	Level 2	Level 3	Total

Cash and cash equivalents (a)	$25	$146	$—	$171
Fixed income securities:
U.S. treasury securities	102	—	—	102
Government related securities	58	361	—	419
Corporate bonds (b)	—	2,358	—	2,358
Mortgage-backed and asset-backed securities	—	176	4	180
Equity securities: (c)
U.S. large capitalization	268	334	—	602
U.S. small capitalization	69	6	—	75
International equity (d)	5	301	—	306
Limited partnerships	—	—	52	52
Other	—	9	—	9

Total assets	$527	$3,691	$56	$4,274

(a)
Assets categorized as Level 2 reflect investments in money market funds.

(b)
Securities of diverse industries, substantially all investment grade.

(c)
Assets categorized as Level 2 reflect investments in common collective funds.

(d)
Includes investments in emerging market funds of $59 million in 2013 and 2012.

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

        The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 at December 31, 2013.

	Limited Partnerships	Mortgage- backed Securities	Total

At January 1, 2012	$75	$5	$80

Actual return related to investments held at end of year	6	—	6
Distributions	(29)	(1)	(30)

At December 31, 2012	52	4	56

Actual return related to investments held at end of year	4	—	4
Distributions	(1)	—	(1)

At December 31, 2013	$55	$4	$59

        The Company's other postretirement benefits plan assets of $5 million at both December 31, 2013 and 2012 were invested in U.S. fixed income index funds, which are categorized as Level 2 assets.

Future Benefit Payments

        Estimated future benefit payments are as follows:

	2014	2015	2016	2017	2018	2019-2023

Pension	$409	$400	$389	$381	$373	$1,727
Postretirement	$72	$71	$68	$66	$63	$266
Retiree Medicare drug subsidy	$10	$10	$10	$10	$10	$44

        In 2014, the Company expects to make contributions of approximately $50 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2014, the Company expects to contribute approximately $62 million to its other postretirement benefit plans to satisfy the Company's portion of benefit payments due under these plans.

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

        The table below presents information concerning the Company's participation in multiemployer defined benefit pension plans.

		Pension Protection Act Zone Status (a)					Expiration Date of Collective- Bargaining Agreement
	Employer Identification Number/Pension Plan Number			Company Contributions
Pension Plan		2013	2012	2013	2012	2011

AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$7	$7	$7	(c)
Directors Guild of America—Producer	51-0137697-001	Green	Green	5	4	4	6/30/2017
Producer—Writers Guild of America	95-2216351-001	Green	Green	8	8	6	5/1/2014
Screen Actors Guild—Producers	95-2110997-001	Green	Green	7	6	6	6/30/2014
Motion Picture Industry	95-1810805-001	Green	Green	7	7	8	(d)
Other Plans				10	8	6

	Total contributions			$44	$40	$37

(a)
The Zone status for each individual plan listed was certified by each plan's actuary as of the beginning of the plan years for 2013 and 2012. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.

(b)
The Company was listed in AFTRA Retirement Plan's Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2012.

(c)
The expiration dates range from June 30, 2014 through November 15, 2014.

(d)
The expiration dates range from May 15, 2015 through March 2, 2016.

        As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

        The Company also contributes to multiemployer plans that provide postretirement healthcare, defined contribution and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $17 million, $19 million and $20 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company recognizes the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans

        The Company sponsors defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $53 million, $49 million and $46 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        Programming and talent commitments of the Company, estimated to aggregate $14.48 billion as of December 31, 2013, primarily include $11.23 billion for sports programming rights, $2.47 billion relating to the production and licensing of television, radio, and film programming and $773 million for talent contracts. The Company also has committed purchase obligations which include agreements to purchase goods and services in the future that totaled $1.05 billion as of December 31, 2013.

        Other long-term contractual obligations recorded on the Company's Consolidated Balance Sheet include program liabilities, participations due to producers and residuals.

        At December 31, 2013, commitments for programming and talent and purchase obligations not recorded on the balance sheet and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Programming and Talent	Purchase Obligations	Other Long-term Contractual Obligations

2014	$2,356	$240	$—
2015	1,799	208	639
2016	1,708	131	313
2017	1,463	113	94
2018	1,451	107	56
2019 and thereafter	5,703	246	53

Total	$14,480	$1,045	$1,155

        The Company has long-term operating lease commitments for office space, billboards, equipment, transponders and studio facilities. At December 31, 2013, future minimum operating lease payments are estimated to aggregate $1.79 billion, of which $640 million relates to Outdoor Americas billboards. The Company also enters into capital leases for satellite transponders.

        In addition, Outdoor Americas has agreements with municipalities and transit operators which entitle it to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, mall and street kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        At December 31, 2013, minimum rental payments under noncancellable operating leases with terms in excess of one year and guaranteed minimum franchise payments under agreements with municipalities and transit operators are as follows:

	Leases		Guaranteed Minimum Franchise Payments
	Capital	Operating

2014	$21	$251	$151
2015	20	225	97
2016	19	201	22
2017	15	177	15
2018	15	154	7
2019 and thereafter	44	783	39

Total minimum payments	$134	$1,791	$331
Less amounts representing interest	21

Present value of minimum payments	$113

        Future minimum operating lease payments have been reduced by future minimum sublease income of $72 million. Rent expense was $503 million (2013), $487 million (2012) and $483 million (2011).

Guarantees

        On September 30, 2013 the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to remain as guarantor of Outdoor Europe's franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At December 31, 2013, the total franchise payment obligations under these agreements are estimated to be approximately $280 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheet at December 31, 2013.

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2013, the outstanding letters of credit and surety bonds approximated $321 million and were not recorded on the Consolidated Balance Sheet.

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

        On June 11, 2012, for purposes of settlement and without any admission of wrongdoing or liability, Simon & Schuster entered into a proposed settlement agreement to resolve the antitrust action filed by a number of states and the Commonwealth of Puerto Rico against several of the Publishing parties in the United States District Court for the Western District of Texas, which was transferred to the United States District Court for the Southern District of New York ("States") on April 30, 2012. The proposed settlement provides that, certain Publishing parties, including Simon & Schuster, will pay agreed upon amounts for consumer restitution, among other things, and also requires the adoption of certain business and compliance practices, which are substantially similar to those described in the Stipulation with the DOJ. On September 14, 2012, the court granted preliminary approval of the proposed settlement, which all states (except Minnesota), the District of Columbia and the United States territories joined. On October 15, 2012, Simon & Schuster paid the agreed upon amounts into an escrow account pending final court approval. On February 8, 2013, the court approved the proposed settlement following a final settlement approval hearing that day. On June 20, 2013, Simon & Schuster and certain other Publishing parties entered into a settlement agreement in the MDL litigation (as described below) covering claims of Minnesota residents (the "Minnesota Settlement"). The Minnesota Settlement was approved by the court on December 6, 2013. The Company believes that the settlements with the DOJ, the States and the Minnesota Settlement will not have a material adverse effect on its results of operations, financial position or cash flows.

        On December 9, 2011, the United States Judicial Panel on Multidistrict Litigation (the "MDL") issued an order consolidating in the United States District Court for the Southern District of New York various purported class action suits that private litigants had filed in federal courts in California and New York. On January 20, 2012, the plaintiffs filed a consolidated amended class action complaint with the court against the Publishing parties. These private litigant plaintiffs, who are e-book purchasers, allege that, among other things, the defendants are in violation of federal and/or state antitrust laws in connection with the sale of e-books pursuant to agency distribution arrangements between each of the publishers and e-book retailers. The consolidated amended class action complaint generally seeks multiple forms of damages for the purchase of e-books and injunctive and other relief. On March 2, 2012, the Publishing parties filed a motion to dismiss this action. On May 15, 2012, the court denied the motion to dismiss. As noted above, on June 20, 2013, Simon & Schuster entered into the Minnesota Settlement, which was approved by the court on December 6, 2013. Upon final approval of the Minnesota Settlement by the

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

court, Simon & Schuster was dismissed with prejudice from the MDL litigation and only those individuals who elect to opt out of the States settlement or the Minnesota Settlement will have any potential claims against Simon & Schuster.

        Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012; and by an Australian e-book retailer in the United States Court for the Southern District of New York on September 16, 2013. Simon & Schuster intends to defend itself in these matters.

        In addition, the European Commission (the "EC") and Canadian Competition Bureau (the "CCB") conducted separate competition investigations of agency distribution arrangements of e-books in this industry. On December 12, 2012, following the close of a comment period, the EC entered into settlement agreements with Simon & Schuster and certain Publishing parties. The CCB also entered into a settlement agreement with Simon & Schuster and certain Publishing parties, which was effective on February 7, 2014. These settlements require the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

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

        Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2013, the Company had pending approximately 45,150 asbestos claims, as compared with approximately 45,900 as of December 31, 2012 and 50,090 as of December 31, 2011. During 2013, the Company received approximately 4,310 new claims and closed or moved to an inactive docket approximately 5,060 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2013 and 2012 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $29 million and $21 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Year Ended December 31,	2013	2012	2011

Revenues:
Entertainment	$8,645	$7,694	$7,457
Cable Networks	2,069	1,772	1,621
Publishing	809	790	787
Local Broadcasting	2,696	2,774	2,689
Outdoor Americas	1,304	1,296	1,286
Eliminations	(239)	(237)	(203)

Total Revenues	$15,284	$14,089	$13,637

        Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2013	2012	2011

Intercompany Revenues:
Entertainment	$208	$203	$160
Cable Networks	—	—	1
Local Broadcasting	17	19	20
Outdoor Americas	14	15	22

Total Intercompany Revenues	$239	$237	$203

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

        The Company presents operating income (loss) before depreciation and amortization ("OIBDA"), restructuring charges and impairment charges ("Segment OIBDA") as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

Year Ended December 31,	2013	2012	2011

Segment OIBDA:
Entertainment	$1,758	$1,549	$1,431
Cable Networks	898	811	707
Publishing	113	89	92
Local Broadcasting	898	957	849
Outdoor Americas	411	378	380
Corporate	(342)	(296)	(302)

Total Segment OIBDA	3,736	3,488	3,157
Restructuring charges	(20)	(19)	(43)
Impairment charges	—	(11)	—
Depreciation and amortization	(457)	(475)	(495)

Operating income	3,259	2,983	2,619
Interest expense	(376)	(402)	(435)
Interest income	8	6	6
Net loss on early extinguishment of debt	—	(32)	—
Other items, net	6	6	(11)

Earnings from continuing operations before income taxes and equity in loss of investee companies	2,897	2,561	2,179
Provision for income taxes	(978)	(892)	(751)
Equity in loss of investee companies, net of tax	(46)	(35)	(37)

Net earnings from continuing operations	1,873	1,634	1,391
Net earnings (loss) from discontinued operations, net of tax	6	(60)	(86)

Net earnings	$1,879	$1,574	$1,305

Year Ended December 31,	2013	2012	2011

Operating Income (Loss):
Entertainment	$1,593	$1,381	$1,231
Cable Networks	877	785	684
Publishing	106	80	83
Local Broadcasting	807	848	750
Outdoor Americas	243	209	197
Corporate	(367)	(320)	(326)

Total Operating Income	$3,259	$2,983	$2,619

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2013	2012	2011

Depreciation and Amortization:
Entertainment	$153	$161	$160
Cable Networks	20	26	23
Publishing	6	6	7
Local Broadcasting	86	90	99
Outdoor Americas	168	169	182
Corporate	24	23	24

Total Depreciation and Amortization	$457	$475	$495

Year Ended December 31,	2013	2012	2011

Stock-based Compensation:
Entertainment	$56	$49	$45
Cable Networks	8	6	4
Publishing	4	3	3
Local Broadcasting	27	24	22
Outdoor Americas	7	6	5
Corporate	127	65	60

Total Stock-based Compensation	$229	$153	$139

Year Ended December 31,	2013	2012	2011

Capital Expenditures:
Entertainment	$101	$92	$94
Cable Networks	16	18	15
Publishing	4	5	7
Local Broadcasting	64	64	69
Outdoor Americas	58	54	46
Corporate	27	21	14

Total Capital Expenditures	$270	$254	$245

At December 31,	2013	2012

Assets:
Entertainment	$9,657	$9,023
Cable Networks	1,968	1,750
Publishing	1,026	1,033
Local Broadcasting	9,600	9,614
Outdoor Americas	3,342	3,542
Corporate	676	1,026
Discontinued operations	118	478

Total Assets	$26,387	$26,466

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2013	2012	2011

Revenues by Type:
Advertising	$8,803	$8,459	$8,399
Content licensing and distribution	3,997	3,468	3,236
Affiliate and subscription fees	2,221	1,921	1,762
Other	263	241	240

Total Revenues	$15,284	$14,089	$13,637

Year Ended December 31,	2013	2012	2011

Revenues: (a)
United States	$13,293	$12,358	$12,055
International	1,991	1,731	1,582

Total Revenues	$15,284	$14,089	$13,637

At December 31,	2013	2012

Long-lived Assets: (b)
United States	$20,169	$19,850
International	533	722

Total Long-lived Assets	$20,702	$20,572

        Transactions within the Company between the United States and international regions were not significant.

(a)
Revenue classifications are based on customers' locations.

(b)
Reflects total assets from both continuing and discontinued operations less current assets, investments and noncurrent deferred tax assets.

16) OTHER ITEMS, NET

        For all periods presented, "Other items, net" primarily consisted of foreign exchange gains and losses.

17) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2013	2012	2011

Cash paid for interest, net of amounts capitalized	$360	$441	$419
Cash paid for income taxes:
Continuing operations	$422	$425	$233
Discontinued operations	(36)	(19)	2

Total	$386	$406	$235

Year Ended December 31,	2013	2012	2011

Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$58	$13	$7
Investment in investee companies	$13	$—	$—
Contingent consideration associated with acquisitions	$—	$4	$56

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

18) QUARTERLY FINANCIAL DATA (unaudited):

2013 (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year

Revenues:
Entertainment		$2,539		$2,008		$1,884		$2,214		$8,645
Cable Networks		478		518		596		477		2,069
Publishing		171		189		224		225		809
Local Broadcasting		638		698		641		719		2,696
Outdoor Americas		281		335		341		347		1,304
Eliminations		(67)		(49)		(52)		(71)		(239)

Total Revenues		$4,040		$3,699		$3,634		$3,911		$15,284

Segment OIBDA:
Entertainment		$480		$429		$431		$418		$1,758
Cable Networks		231		207		261		199		898
Publishing		12		21		43		37		113
Local Broadcasting		199		255		181		263		898
Outdoor Americas		74		107		110		120		411
Corporate		(80)		(67)		(85)		(110)		(342)

Total Segment OIBDA		916		952		941		927		3,736
Restructuring charges		—		—		—		(20)		(20)
Depreciation and amortization		(116)		(114)		(113)		(114)		(457)

Total Operating Income		$800		$838		$828		$793		$3,259

Operating Income (Loss):
Entertainment		$440		$391		$394		$368		$1,593
Cable Networks		227		202		255		193		877
Publishing		10		20		41		35		106
Local Broadcasting		176		234		161		236		807
Outdoor Americas		32		65		68		78		243
Corporate		(85)		(74)		(91)		(117)		(367)

Total Operating Income		$800		$838		$828		$793		$3,259

Net earnings from continuing operations		$463		$476		$469		$465		$1,873
Net earnings		$443		$472		$494		$470		$1,879
Basic net earnings per common share:
Net earnings from continuing operations		$.75		$.78		$.78		$.78		$3.08
Net earnings		$.71		$.78		$.82		$.78		$3.09
Diluted net earnings per common share:
Net earnings from continuing operations		$.73		$.76		$.76		$.76		$3.00
Net earnings		$.69		$.76		$.80		$.76		$3.01
Weighted average number of common shares outstanding:
Basic		621		609		603		599		608
Diluted		638		624		618		615		624
Dividends per common share	$	..12	$	..12	$	..12	$	..12	$	..48

(a)
During 2013, the Company completed the sale of Outdoor Europe which has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

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

(a)
During 2013, the Company completed the sale of Outdoor Europe which has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

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

	Statement of Operations For the Year Ended December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$145	$11	$15,128	$—	$15,284

Expenses:
Operating	69	8	8,736	—	8,813
Selling, general and administrative	65	332	2,338	—	2,735
Restructuring charges	—	1	19	—	20
Depreciation and amortization	6	14	437	—	457

Total expenses	140	355	11,530	—	12,025

Operating income (loss)	5	(344)	3,598	—	3,259
Interest (expense) income, net	(457)	(369)	458	—	(368)
Other items, net	—	4	2	—	6

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(452)	(709)	4,058	—	2,897
(Provision) benefit for income taxes	154	242	(1,374)	—	(978)
Equity in earnings (loss) of investee companies, net of tax	2,168	1,288	(46)	(3,456)	(46)

Net earnings from continuing operations	1,870	821	2,638	(3,456)	1,873
Net earnings (loss) from discontinued operations, net of tax	9	—	(3)	—	6

Net earnings	$1,879	$821	$2,635	$(3,456)	$1,879

Total comprehensive income	$1,903	$818	$2,458	$(3,276)	$1,903

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$157	$15	$13,917	$—	$14,089

Expenses:
Operating	74	8	7,885	—	7,967
Selling, general and administrative	87	255	2,292	—	2,634
Restructuring charges	—	2	17	—	19
Impairment charges	—	—	11	—	11
Depreciation and amortization	6	14	455	—	475

Total expenses	167	279	10,660	—	11,106

Operating income (loss)	(10)	(264)	3,257	—	2,983
Interest (expense) income, net	(480)	(351)	435	—	(396)
Net loss on early extinguishment of debt	(32)	—	—	—	(32)
Other items, net	1	(5)	10	—	6

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(521)	(620)	3,702	—	2,561
(Provision) benefit for income taxes	185	218	(1,295)	—	(892)
Equity in earnings (loss) of investee companies, net of tax	1,884	1,145	(35)	(3,029)	(35)

Net earnings from continuing operations	1,548	743	2,372	(3,029)	1,634
Net earnings (loss) from discontinued operations, net of tax	26	(1)	(85)	—	(60)

Net earnings	$1,574	$742	$2,287	$(3,029)	$1,574

Total comprehensive income	$1,444	$735	$2,295	$(3,030)	$1,444

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2011
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$131	$19	$13,487	$—	$13,637

Expenses:
Operating	72	8	7,802	—	7,882
Selling, general and administrative	109	247	2,242	—	2,598
Restructuring charges	—	—	43	—	43
Depreciation and amortization	5	15	475	—	495

Total expenses	186	270	10,562	—	11,018

Operating income (loss)	(55)	(251)	2,925	—	2,619
Interest (expense) income, net	(514)	(341)	426	—	(429)
Other items, net	—	6	(17)	—	(11)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(569)	(586)	3,334	—	2,179
(Provision) benefit for income taxes	201	207	(1,159)	—	(751)
Equity in earnings (loss) of investee companies, net of tax	1,666	1,256	(37)	(2,922)	(37)

Net earnings from continuing operations	1,298	877	2,138	(2,922)	1,391
Net earnings (loss) from discontinued operations, net of tax	7	7	(100)	—	(86)

Net earnings	$1,305	$884	$2,038	$(2,922)	$1,305

Total comprehensive income	$1,152	$884	$2,021	$(2,905)	$1,152

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$80	$1	$316	$—	$397
Receivables, net	30	2	3,383	—	3,415
Programming and other inventory	4	2	766	—	772
Prepaid expenses and other current assets	179	18	615	(26)	786

Total current assets	293	23	5,080	(26)	5,370

Property and equipment	37	137	4,849	—	5,023
Less accumulated depreciation and amortization	9	83	2,695	—	2,787

Net property and equipment	28	54	2,154	—	2,236

Programming and other inventory	5	—	1,692	—	1,697
Goodwill	98	62	8,402	—	8,562
Intangible assets	—	—	6,430	—	6,430
Investments in consolidated subsidiaries	40,450	10,415	—	(50,865)	—
Other assets	89	18	1,985	—	2,092
Intercompany	—	3,230	18,423	(21,653)	—

Total Assets	$40,963	$13,802	$44,166	$(72,544)	$26,387

Liabilities and Stockholders' Equity
Accounts payable	$1	$8	$362	$—	$371
Participants' share and royalties payable	—	—	1,008	—	1,008
Program rights	5	2	391	—	398
Commercial paper	475	—	—	—	475
Current portion of long-term debt	5	—	16	—	21
Accrued expenses and other current liabilities	361	293	1,306	(26)	1,934

Total current liabilities	847	303	3,083	(26)	4,207

Long-term debt	5,791	—	149	—	5,940
Other liabilities	2,706	303	3,265	—	6,274
Intercompany	21,653	—	—	(21,653)	—
Stockholders' Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	953	(1,076)	1
Additional paid-in capital	43,474	—	61,678	(61,678)	43,474
Retained earnings (deficit)	(24,890)	13,414	(20,414)	7,000	(24,890)
Accumulated other comprehensive income (loss)	(545)	(10)	126	(116)	(545)

	18,040	13,527	42,469	(55,996)	18,040
Less treasury stock, at cost	8,074	331	4,800	(5,131)	8,074

Total Stockholders' Equity	9,966	13,196	37,669	(50,865)	9,966

Total Liabilities and Stockholders' Equity	$40,963	$13,802	$44,166	$(72,544)	$26,387

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non - Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(934)	$(187)	$2,994	$—	$1,873

Investing Activities:
Acquisitions, net of cash acquired	—	—	(32)	—	(32)
Capital expenditures	—	(27)	(243)	—	(270)
Investments in and advances to investee companies	—	—	(176)	—	(176)
Proceeds from sale of investments	23	1	6	—	30
Proceeds from dispositions	—	—	193	—	193

Net cash flow provided by (used for) investing activities from continuing operations	23	(26)	(252)	—	(255)

Net cash flow used for investing activities from discontinued operations	—	—	(17)	—	(17)

Net cash flow provided by (used for) investing activities	23	(26)	(269)	—	(272)

Financing Activities:
Proceeds from short-term debt borrowings, net	475	—	—	—	475
Payment of capital lease obligations	—	—	(17)	—	(17)
Payment of contingent consideration	—	—	(30)	—	(30)
Dividends	(300)	—	—	—	(300)
Purchase of Company common stock	(2,185)	—	—	—	(2,185)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(145)	—	—	—	(145)
Proceeds from exercise of stock options	146	—	—	—	146
Excess tax benefit from stock-based compensation	148	—	—	—	148
Other financing activities	(4)	—	—	—	(4)
Increase (decrease) in intercompany payables	2,602	213	(2,815)	—	—

Net cash flow provided by (used for) financing activities	737	213	(2,862)	—	(1,912)

Net decrease in cash and cash equivalents	(174)	—	(137)	—	(311)
Cash and cash equivalents at beginning of year	254	1	453	—	708

Cash and cash equivalents at end of year	$80	$1	$316	$—	$397

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

        Management's Report on Internal Control Over Financial Reporting is incorporated herein by reference to Item 8 on page II-37 of this report.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2014 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

III-1

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
1.
Financial Statements.

        The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page II-36.

  2.
  Financial Statement Schedules.

        The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-36.

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

Date: February 14, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LESLIE MOONVES Leslie Moonves	President Chief Executive Officer Director (Principal Executive Officer)	February 14, 2014
/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello	Chief Operating Officer (Principal Financial Officer)	February 14, 2014
/s/ LAWRENCE LIDING Lawrence Liding	Senior Vice President Controller Chief Accounting Officer (Principal Accounting Officer)	February 14, 2014
* David R. Andelman	Director	February 14, 2014
* Joseph A. Califano, Jr.	Director	February 14, 2014
* William S. Cohen	Director	February 14, 2014

Signature		Title	Date

* Gary L. Countryman		Director	February 14, 2014
* Charles K. Gifford		Director	February 14, 2014
* Leonard Goldberg		Director	February 14, 2014
* Bruce S. Gordon		Director	February 14, 2014
* Linda M. Griego		Director	February 14, 2014
* Arnold Kopelson		Director	February 14, 2014
* Doug Morris		Director	February 14, 2014
* Shari Redstone		Director	February 14, 2014
* Sumner M. Redstone		Director	February 14, 2014
* Frederic V. Salerno		Director	February 14, 2014
*By:	/s/ LAWRENCE P. TU Lawrence P. Tu Attorney-in-Fact for Directors		February 14, 2014

 INDEX TO EXHIBITS
ITEM 15(b)

        Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
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
(a)
CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated through May 25, 2006) (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2006) (File No. 001-09553).*
(b)
CBS Corporation 2009 Long-Term Incentive Plan (as amended and restated May 23, 2013) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2013) (File No. 001-09553).*
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
(iii) Performance-Based Restricted Share Units with Time Vesting and Performance Schedule (granted in 2010 and 2011 and thereafter) (incorporated by reference to Exhibit 10(c)(v) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001-09553).*
(iv)
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
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as Part A was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001-09553).*
(f)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001-09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010 (File No. 001-09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (filed herewith) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (filed herewith).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(g)	CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001-09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001-09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (filed herewith) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (filed herewith).*
	(h)	Summary of CBS Corporation Compensation for Outside Directors (filed herewith).*
	(i)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed September 18, 2009) (File No. 001-09553).*
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
	(l)	CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through January 29, 2014) (filed herewith).*
	(m)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through January 29, 2014) (filed herewith).*
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
Employment Agreement dated as of June 4, 2013 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2013) (File No. 001-09553).*
(s)
Employment Agreement dated as of June 7, 2013 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2013) (File No. 001-09553).*
	(t)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
(i)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(t)(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001-09553).*
(ii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(t)(ii) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001-09553).*
(iii)
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
(v) Westinghouse Executive Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(w)(x) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(t)(v) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001-09553).*
(u)
CBS Corporation Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001-09553).*
(v)
Amended and Restated $2.0 Billion Credit Agreement, dated as of March 18, 2013, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank AG Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc, UBS Loan Finance LLC, and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed March 21, 2013) (File No. 001-09553).
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
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

CBS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C				Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses		Charged to Other Accounts (a)	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2013	$81	$—	$15		$—	$20	$76
Year ended December 31, 2012	$100	$—	$17		$—	$36	$81
Year ended December 31, 2011	$117	$—	$24		$9	$50	$100
Valuation allowance on deferred tax assets:
Year ended December 31, 2013	$249	$—	$453	(b)	$—	$58	$644
Year ended December 31, 2012	$235	$—	$38		$—	$24	$249
Year ended December 31, 2011	$247	$—	$17		$—	$29	$235
Reserves for inventory obsolescence:
Year ended December 31, 2013	$32	$—	$15		$—	$12	$35
Year ended December 31, 2012	$27	$—	$13		$—	$8	$32
Year ended December 31, 2011	$22	$—	$14		$—	$9	$27

(a)
Primarily reflects reclasses from other balance sheet accounts.

(b)
Primarily relates to the valuation allowances for a capital loss deferred tax asset in a foreign jurisdiction that arose from the restructuring of foreign operations and net operating loss deferred tax assets in foreign jurisdictions.

F-1