Form 10-Q
period 2014-03-31
CBS CORP
filed 2014-05-08
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of common stock outstanding at May 5, 2014:

        Class A Common Stock, par value $.001 per share—39,051,102

        Class B Common Stock, par value $.001 per share—529,244,957

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2014		2013

Revenues		$3,856		$4,040

Expenses:
Operating		2,284		2,474
Selling, general and administrative		642		650
Depreciation and amortization		112		116

Total expenses		3,038		3,240

Operating income		818		800
Interest expense		(106)		(95)
Interest income		3		2
Other items, net		5		(2)

Earnings from continuing operations before income taxes and equity in loss of investee companies		720		705
Provision for income taxes		(242)		(234)
Equity in loss of investee companies, net of tax		(10)		(8)

Net earnings from continuing operations		468		463
Net loss from discontinued operations, net of tax		—		(20)

Net earnings		$468		$443

Basic net earnings (loss) per common share:
Net earnings from continuing operations		$.80		$.75
Net loss from discontinued operations		$—		$(.03)
Net earnings		$.80		$.71
Diluted net earnings (loss) per common share:
Net earnings from continuing operations		$.78		$.73
Net loss from discontinued operations		$—		$(.03)
Net earnings		$.78		$.69
Weighted average number of common shares outstanding:
Basic		585		621
Diluted		600		638
Dividends per common share	$	..12	$	..12

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended March 31,
	2014	2013

Net earnings	$468	$443

Other comprehensive income from continuing operations, net of tax:
Cumulative translation adjustments	(5)	4
Amortization of net actuarial loss	7	11
Unrealized gain on securities	—	1

Other comprehensive income from continuing operations, net of tax	2	16
Other comprehensive loss from discontinued operations, net of tax	—	(13)

Total other comprehensive income, net of tax	2	3

Total comprehensive income	$470	$446

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2014	At December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$311	$397
Receivables, less allowances of $75 (2014) and $76 (2013)	3,301	3,415
Programming and other inventory (Note 5)	541	772
Deferred income tax assets, net	168	164
Prepaid expenses	251	194
Other current assets	469	392
Current assets of discontinued operations	36	36

Total current assets	5,077	5,370

Property and equipment	5,003	5,023
Less accumulated depreciation and amortization	2,824	2,787

Net property and equipment	2,179	2,236

Programming and other inventory (Note 5)	1,635	1,697
Goodwill	8,559	8,562
Intangible assets	6,407	6,430
Other assets	2,184	2,010
Assets of discontinued operations	74	82

Total Assets	$26,115	$26,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$223	$371
Accrued compensation	210	389
Participants' share and royalties payable	947	1,008
Program rights	492	398
Deferred revenues	223	292
Income taxes payable	165	55
Commercial paper (Note 7)	440	475
Current portion of long-term debt (Note 7)	106	21
Accrued expenses and other current liabilities	1,238	1,164
Current liabilities of discontinued operations	28	34

Total current liabilities	4,072	4,207

CBS Outdoor long-term debt (Note 7)	1,598	—
Other long-term debt (Note 7)	5,850	5,940
Pension and postretirement benefit obligations	1,313	1,330
Deferred income tax liabilities, net	1,554	1,583
Other liabilities	3,128	3,213
Liabilities of discontinued operations	133	148
Commitments and contingencies (Note 11)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 39 (2014 and 2013) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 806 (2014) and 801 (2013) shares issued	1	1
Additional paid-in capital	43,225	43,474
Accumulated deficit	(24,422)	(24,890)
Accumulated other comprehensive loss (Note 9)	(543)	(545)

	18,261	18,040
Less treasury stock, at cost; 270 (2014) and 244 (2013) Class B Shares	9,794	8,074

Total Stockholders' Equity	8,467	9,966

Total Liabilities and Stockholders' Equity	$26,115	$26,387

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2014	2013

Operating Activities:
Net earnings	$468	$443
Less: Net loss from discontinued operations	—	(20)

Net earnings from continuing operations	468	463
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	112	116
Stock-based compensation	42	60
Equity in loss of investee companies, net of tax and distributions	14	11
Change in assets and liabilities, net of investing and financing activities	(115)	(40)

Net cash flow provided by operating activities from continuing operations	521	610

Net cash flow used for operating activities from discontinued operations	(20)	(23)

Net cash flow provided by operating activities	501	587

Investing Activities:
Acquisitions, net of cash acquired	(1)	(9)
Capital expenditures	(36)	(34)
Investments in and advances to investee companies	(39)	(30)
Proceeds from sale of investments	6	12
Proceeds from dispositions	6	11

Net cash flow used for investing activities from continuing operations	(64)	(50)

Net cash flow used for investing activities from discontinued operations	(1)	(4)

Net cash flow used for investing activities	(65)	(54)

Financing Activities:
(Repayments of) proceeds from short-term debt borrowings, net	(35)	550
Proceeds from CBS Outdoor debt borrowings, net of financing fees	1,570	—
Payment of capital lease obligations	(4)	(4)
Payment of contingent consideration	—	(30)
Dividends	(75)	(81)
Purchase of Company common stock	(2,032)	(1,289)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(125)	(117)
Proceeds from exercise of stock options	76	58
Excess tax benefit from stock-based compensation	103	85
Other financing activities	—	(4)

Net cash flow used for financing activities	(522)	(832)

Net decrease in cash and cash equivalents	(86)	(299)
Cash and cash equivalents at beginning of period	397	708

Cash and cash equivalents at end of period	$311	$409

Supplemental disclosure of cash flow information
Cash paid for interest	$103	$104
Cash paid for income taxes	$49	$27

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

Basis of Presentation—The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2014 and 2013, stock options to purchase 2 million and 3 million shares of Class B Common Stock, respectively, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(in millions)	2014	2013

Weighted average shares for basic EPS	585	621
Dilutive effect of shares issuable under stock-based compensation plans	15	17

Weighted average shares for diluted EPS	600	638

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

Additional Paid-In Capital—For the three months ended March 31, 2014 and 2013, the Company recorded dividends of $70 million and $75 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards

Presentation of Reserves for Uncertain Tax Positions when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

During the first quarter of 2014, the Company adopted Financial Accounting Standards Board ("FASB") guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Obligations Resulting from Joint and Several Liability Arrangements

During the first quarter of 2014, the Company adopted FASB guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, the Company is required to measure its obligations under such arrangements as the sum of the amount it agreed to pay in the arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The Company is also required to disclose the nature and amount of the obligation. The adoption of this guidance did not have an effect on the Company's consolidated financial statements.

Recent Pronouncements

Service Concession Arrangements

In January 2014, the FASB issued guidance on the accounting for a service concession arrangement entered into with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. The Company is currently evaluating the impact of this guidance, which is effective for reporting periods beginning after December 15, 2014.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued amended guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under this

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

guidance, only a disposal of a component of an entity or a group of components of an entity that represent a strategic shift that has (or will have) a major effect on the company's operations and financial results should be reported in discontinued operations. The guidance also expands the definition of a discontinued operation to include disposals of equity method investments and a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance.

2) INITIAL PUBLIC OFFERING OF CBS OUTDOOR AMERICAS INC.

On April 2, 2014, CBS Outdoor Americas Inc. ("CBS Outdoor"), a subsidiary of the Company which holds the Outdoor Americas business, completed an initial public offering ("IPO") through which it sold 23 million shares, or 19%, of its common stock for $28.00 per share. Proceeds from the IPO aggregated $615 million, net of underwriting discounts and commissions. The Company owns 97 million shares of CBS Outdoor common stock, which represents 81% of CBS Outdoor's outstanding shares after the IPO. Subject to market conditions and customary approvals, the Company intends to dispose of its shares of CBS Outdoor through a tax-free split-off in 2014. Also in April, the Company received a favorable private letter ruling from the Internal Revenue Service ("IRS") with respect to its plan to convert CBS Outdoor to a real estate investment trust ("REIT"). Following the split-off, CBS Outdoor intends to elect to be taxed as a REIT.

In connection with this transaction, beginning in the second quarter of 2014, the Company will establish a noncontrolling interest on the consolidated balance sheet for the carrying value of the 19% public ownership in CBS Outdoor. The IPO will be accounted for as an equity transaction, as the Company retained a controlling financial interest and continues to consolidate CBS Outdoor. Accordingly, the excess of the net proceeds received from the IPO over the carrying value of the noncontrolling interest will be recognized as an increase to the Company's additional paid-in capital.

3) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013

RSUs and PSUs	$36	$32
Stock options and equivalents	6	28

Stock-based compensation expense, before income taxes	42	60
Related tax benefit	(16)	(23)

Stock-based compensation expense, net of tax benefit	$26	$37

During the three months ended March 31, 2014, the Company granted 2 million RSUs for CBS Corp. Class B common stock with a weighted average per unit grant date fair value of $65.64. RSU grants during the first quarter of 2014 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance goals. Compensation expense is recorded based on the probable outcome of the performance conditions. During the three months ended March 31, 2014, the Company also granted 2 million stock options with a weighted average exercise price of $65.91. Stock option grants during the first quarter of 2014 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

In connection with the IPO of CBS Outdoor, in March 2014, CBS Outdoor employees were issued approximately 1.1 million RSUs for CBS Outdoor common stock, of which approximately .6 million were converted from RSUs for CBS Corp. Class B common stock.

Total unrecognized compensation cost related to unvested RSUs for CBS Corp. Class B common stock at March 31, 2014 was $260 million, which is expected to be recognized over a weighted average period of 2.7 years. Total unrecognized compensation cost related to unvested stock option awards for CBS Corp. Class B common stock at March 31, 2014 was $84 million, which is expected to be recognized over a weighted average period of 2.9 years.

Total unrecognized compensation cost related to unvested RSUs for CBS Outdoor common stock at March 31, 2014 was $22 million, which is expected to be recognized over a weighted average period of 2.8 years.

4) DISCONTINUED OPERATIONS

During 2013, the Company completed the sale of its outdoor advertising business in Europe ("Outdoor Europe"). Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements.

The following table sets forth details of the net loss from discontinued operations.

Three Months Ended March 31, 2013

Revenues from discontinued operations	$123

Loss from discontinued operations before income taxes	$(36)
Income tax benefit	16

Net loss from discontinued operations, net of tax	$(20)

Noncurrent assets of discontinued operations of $74 million and $82 million at March 31, 2014 and December 31, 2013, respectively, primarily consist of deferred tax assets for previously disposed businesses. Noncurrent liabilities from discontinued operations of $133 million and $148 million at March 31, 2014 and December 31, 2013, respectively, primarily include reserves for uncertain tax positions related to previously disposed businesses and the estimated fair value of guarantee liabilities of approximately $40 million.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) PROGRAMMING AND OTHER INVENTORY

	At March 31, 2014	At December 31, 2013

Program rights	$1,054	$1,331
Television programming:
Released (including acquired libraries)	901	878
In process and other	105	139
Theatrical programming:
Released	28	37
In process and other	32	32
Publishing, primarily finished goods	55	51
Other	1	1

Total programming and other inventory	2,176	2,469
Less current portion	541	772

Total noncurrent programming and other inventory	$1,635	$1,697

6) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2014, NAI directly or indirectly owned approximately 79.7% of CBS Corp.'s voting Class A Common Stock and owned approximately 6.9% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $37 million and $56 million for the three months ended March 31, 2014 and 2013, respectively.

As part of its normal course of business, the Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $5 million and $7 million for the three months ended March 31, 2014 and 2013, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at March 31, 2014 and December 31, 2013.

	At March 31, 2014	At December 31, 2013

Receivables	$73	$84
Other assets (Receivables, noncurrent)	102	115

Total amounts due from Viacom Inc.	$175	$199

Other Related Parties    The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $37 million and $32 million for the three months ended March 31, 2014 and 2013, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

7) BANK FINANCING AND DEBT

The following table sets forth the Company's debt, excluding the long-term debt of CBS Outdoor.

	At March 31, 2014	At December 31, 2013

Commercial paper	$440	$475
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,860	5,861
Obligations under capital leases	109	113

Total debt	6,409	6,449
Less discontinued operations debt (b)	13	13

Total debt from continuing operations	6,396	6,436
Less commercial paper	440	475
Less current portion of long-term debt	106	21

Total long-term debt from continuing operations, net of current portion	$5,850	$5,940

  (a)
  The senior debt balances included (i) a net unamortized discount of $13 million at both March 31, 2014 and December 31, 2013 and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $17 million and $18 million at March 31, 2014 and December 31, 2013, respectively. The face value of the senior debt was $5.86 billion at both March 31, 2014 and December 31, 2013.

  (b)
  Included on the Consolidated Balance Sheets in "Current liabilities of discontinued operations" at March 31, 2014 and noncurrent "Liabilities of discontinued operations" at December 31, 2013.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Outdoor Debt

At March 31, 2014

Outdoor Term Loan (variable rate due 2021) (a)	$798
Senior notes (5.25% due 2022 and 5.625% due 2024)	800

Total CBS Outdoor long-term debt	$1,598

  (a)
  The Outdoor Term Loan bears interest at a rate equal to 2.25% plus the greater of LIBOR or 0.75% and includes an unamortized discount of $2 million at March 31, 2014.

In January 2014, CBS Outdoor borrowed $1.60 billion through an $800 million senior secured term loan credit facility ("Outdoor Term Loan") and the issuance of $800 million of senior notes through a private placement. The Outdoor Term Loan, the Outdoor Revolver (as described below) and the senior notes of CBS Outdoor are not guaranteed by CBS Corp. or any of its subsidiaries, other than CBS Outdoor and certain of CBS Outdoor's domestic subsidiaries. Obligations under the Outdoor Term Loan and Outdoor Revolver are secured, subject to certain exceptions, by substantially all of the assets of CBS Outdoor and certain of CBS Outdoor's domestic subsidiaries.

CBS Outdoor's senior notes are comprised of $400 million of 5.25% senior notes due 2022 and $400 million of 5.625% senior notes due 2024. The Outdoor Term Loan is due in 2021 and bears interest at a rate equal to 2.25% plus the greater of the London Interbank Offer Rate ("LIBOR") or 0.75%. At March 31, 2014, the interest rate on the Outdoor Term Loan was 3%.

The Outdoor Term Loan is part of CBS Outdoor's credit agreement which also includes a $425 million revolving credit facility (the "Outdoor Revolver") which expires in 2019. The Outdoor Revolver's borrowing rates are based on LIBOR plus a margin based on CBS Outdoor's Consolidated Net Secured Leverage Ratio, which is the ratio of CBS Outdoor's consolidated secured debt (less up to $150 million of unrestricted cash) to CBS Outdoor's Consolidated EBITDA (as defined in CBS Outdoor's credit agreement), for the trailing four consecutive quarters. The Outdoor Revolver requires CBS Outdoor to maintain a maximum Consolidated Net Secured Leverage Ratio of 3.50 to 1.00, which will be increased to 4.00 to 1.00 if CBS Outdoor elects to be taxed as a REIT. The Outdoor Revolver will be used for general corporate purposes. As of March 31, 2014, there were no borrowings outstanding under the Outdoor Revolver.

The net debt proceeds from CBS Outdoor's borrowings were primarily used by CBS Corp. to repurchase shares of CBS Corp. Class B Common Stock through a $1.5 billion accelerated share repurchase ("ASR") transaction.

At March 31, 2014, CBS Outdoor's scheduled maturities of long-term debt at face value were as follows:

	2014	2015	2016	2017	2018	2019 and Thereafter

CBS Outdoor long-term debt	$—	$—	$—	$—	$—	$1,600

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Commercial Paper

At March 31, 2014, the Company had $440 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of approximately 0.3% and maturities of less than thirty days.

Credit Facility

At March 31, 2014, the Company had a $2.0 billion revolving credit facility (the "CBS Credit Facility") which expires in March 2018. The CBS Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter, as further described in the CBS Credit Facility. At March 31, 2014, the Company's Consolidated Leverage Ratio was approximately 2.0x.

The Consolidated Leverage Ratio is the ratio of the Company's indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company's Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the CBS Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items.

The CBS Credit Facility is used for general corporate purposes. At March 31, 2014, the Company had no borrowings outstanding under the CBS Credit Facility and the remaining availability under the CBS Credit Facility, net of outstanding letters of credit, was $1.99 billion.

8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2014	2013	2014	2013

Components of net periodic cost:
Service cost	$8	$10	$—	$—
Interest cost	59	53	6	6
Expected return on plan assets	(66)	(68)	—	—
Amortization of actuarial loss (gain) (a)	16	22	(5)	(4)

Net periodic cost	$17	$17	$1	$2

  (a)
  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

9) STOCKHOLDERS' EQUITY

During the first quarter of 2014, the Company spent $2.0 billion to repurchase shares of CBS Corp. Class B Common Stock, of which $1.5 billion was spent for an ASR transaction and $500 million was spent to repurchase 7.9 million shares on the open market. In connection with the ASR transaction, 18.6 million shares were delivered during the first quarter of 2014 and an additional 4.9 million shares were delivered at the conclusion of the ASR in April 2014. At March 31, 2014, the Company had $3.43 billion of authorization remaining under its share repurchase program.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the first quarter of 2014, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock payable on April 1, 2014. The total dividend was $70 million of which $69 million was paid on April 1, 2014 and $1 million was accrued to be paid upon vesting of RSUs.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost	Unrealized Gain on Securities	Accumulated Other Comprehensive Loss

At December 31, 2013	$187	$(735)	$3	$(545)

Other comprehensive loss before reclassifications	(5)	—	—	(5)
Reclassifications to net earnings	—	7 (a)	—	7

Net other comprehensive income (loss)	(5)	7	—	2

At March 31, 2014	$182	$(728)	$3	$(543)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost	Unrealized Gain on Securities	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss

At December 31, 2012	$192	$(948)	$2	$185	$(569)

Other comprehensive income (loss) before reclassifications	4	—	1	(13)	(8)
Reclassifications to net earnings	—	11 (a)	—	—	11

Net other comprehensive income (loss)	4	11	1	(13)	3

At March 31, 2013	$196	$(937)	$3	$172	$(566)

  (a)
  See Note 8 for additional details of items reclassified from accumulated other comprehensive income (loss) to net earnings.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $4 million and $7 million for the three months ended March 31, 2014 and 2013, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes for the three months ended March 31, 2014 increased to $242 million from $234 million for the same prior-year period, driven by the increase in earnings from continuing operations before income taxes. The Company's effective income tax rate increased to 33.6% for the three months ended March 31, 2014 versus 33.2% for the comparable prior-year period.

The Company is currently under examination by the IRS for the years 2011 and 2012. During the next twelve months the Company expects to settle an audit in a foreign jurisdiction related to a previously disposed business that is accounted for as a discontinued operation. In addition, various tax years are currently under examination by state and local and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company currently believes that it is reasonably possible that the reserve for uncertain tax positions will decrease within the next twelve months; however, as it is difficult to predict the final outcome of any particular tax matter, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined.

11) COMMITMENTS AND CONTINGENCIES

Guarantees

During 2013, the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to remain as guarantor of Outdoor Europe's franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of nonperformance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At March 31, 2014, the total franchise payment obligations under these agreements are estimated to be approximately $275 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheet at March 31, 2014.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against nonperformance in the normal course of business. At March 31, 2014, the outstanding letters of credit and surety bonds approximated $331 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

E-books Matters.    Commencing in 2012, as previously disclosed, a number of antitrust suits were filed and/or consolidated in the United States District Court for the Southern District of New York against Simon & Schuster, other book publishers and Apple Inc. ("Apple") in connection with these book publishers' agency arrangements regarding the distribution of e-books to e-book retailers. Simon &

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Schuster has settled all of these actions without any admission of wrongdoing or liability and has adopted certain business and compliance practices as part of certain settlements. On April 10, 2012, Simon & Schuster and two other book publisher parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with an antitrust action filed by the DOJ, which was approved by the court on September 7, 2012. The Stipulation requires the adoption of certain business practices for a 24 month period (the "24 Month Period") and certain compliance practices for a five year period. In addition, as previously disclosed, in connection with Simon & Schuster's settlement of an antitrust suit filed with the court on April 11, 2012 by the U.S. states and territories and the District of Columbia (the "States Settlement"), Simon & Schuster adopted certain business and compliance practices substantially similar to those described in the Stipulation. The Company believes that continuing to comply with these business and compliance practices pursuant to the Stipulation and States Settlement, which are the only outstanding obligations under these settlements, will not have a material adverse effect on its results of operations, financial position or cash flows.

Following a ruling in favor of the DOJ and a judgment against Apple that was entered by the court on September 6, 2013 in one of the antitrust suits described above, Apple filed an appeal, which will be heard by the United States Court of Appeals for the Second Circuit. On October 4, 2013, Simon & Schuster filed an appeal with the court relating to an aspect of the Apple judgment involving the 24 Month Period.

Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012; and by an Australian e-book retailer on September 16, 2013, and two former U.S. e-book retailers in March 2014, each in the United States Court for the Southern District of New York. Simon & Schuster intends to defend itself in these matters.

In addition, the European Commission (the "EC") and Canadian Competition Bureau (the "CCB") conducted separate competition investigations of agency distribution arrangements of e-books in this industry. On December 12, 2012, following the close of a comment period, the EC entered into settlement agreements with Simon & Schuster and certain Publishing parties. The CCB also entered into a settlement agreement with Simon & Schuster and certain Publishing parties, which was effective on February 7, 2014 but was subsequently stayed by the Canadian Competition Tribunal on March 18, 2014 pending the resolution of an application to rescind or vary the settlement agreement filed by a large Canadian e-book retailer. These settlements require the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2014, the Company had pending approximately 45,270 asbestos claims, as compared with approximately 45,150 as of December 31, 2013 and 46,070 as of March 31, 2013. During the first quarter of 2014, the Company received approximately 910 new claims and closed or moved to an inactive docket approximately 790 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2013 and 2012 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $29 million and $21 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) RESTRUCTURING CHARGES

During the year ended December 31, 2013, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $20 million, reflecting $14 million of severance costs and $6 million of costs associated with exiting contractual obligations. As of March 31, 2014, the cumulative amount paid for the 2013 restructuring charges was $12 million, of which $8 million was for the severance costs and $4 million was related to costs associated with contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2014.

	Balance at December 31, 2013	First Quarter 2014 Payments	Balance at March 31, 2014

Entertainment	$8	$(4)	$4
Cable Networks	1	—	1
Publishing	1	—	1
Local Broadcasting	4	(2)	2
Corporate	1	(1)	—

Total	$15	$(7)	$8

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

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At March 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investments	$79	$—	$—	$79
Foreign currency hedges	—	2	—	2

Total Assets	$79	$2	$—	$81

Liabilities:
Deferred compensation	$—	$252	$—	$252
Guarantees	—	—	40	40
Foreign currency hedges	—	3	—	3

Total Liabilities	$—	$255	$40	$295

At December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investments	$83	$—	$—	$83
Foreign currency hedges	—	3	—	3

Total Assets	$83	$3	$—	$86

Liabilities:
Deferred compensation	$—	$268	$—	$268
Guarantees	—	—	40	40
Foreign currency hedges	—	4	—	4

Total Liabilities	$—	$272	$40	$312

The fair value of investments is determined based on publicly quoted market prices in active markets. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees. The fair value of the guarantee liabilities reflects the premium that would be required to issue such guarantee in a standalone arm's length transaction and is calculated based on an assessment of the probability of the primary obligor's default under the obligation, discounted to its present value. During the first quarter of 2014, the Company determined that changes to the fair value of the guarantee liability were minimal.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to its long-term debt. At both March 31, 2014 and December 31, 2013, the carrying value of the Company senior debt (excluding CBS Outdoor's senior debt) was $5.86 billion, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $6.91 billion and $6.69 billion, respectively. At March 31, 2014, the carrying value of CBS Outdoor's debt, including both the Term Loan and senior notes, was $1.60 billion and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $1.63 billion.

14) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable segment. The Company's operating segments, which are the same as its reportable segments, have been determined in accordance with the Company's internal management structure, which is organized based upon products and services.

	Three Months Ended March 31,
	2014	2013

Revenues:
Entertainment	$2,303	$2,539
Cable Networks	537	478
Publishing	153	171
Local Broadcasting	626	638
Outdoor Americas	288	281
Eliminations	(51)	(67)

Total Revenues	$3,856	$4,040

Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended March 31,
	2014	2013

Intercompany Revenues:
Entertainment	$46	$62
Local Broadcasting	3	3
Outdoor Americas	2	2

Total Intercompany Revenues	$51	$67

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

	Three Months Ended March 31,
	2014	2013

Segment OIBDA:
Entertainment	$457	$480
Cable Networks	259	231
Publishing	13	12
Local Broadcasting	200	199
Outdoor Americas	69	74
Corporate	(68)	(80)

Total Segment OIBDA	930	916
Depreciation and amortization	(112)	(116)

Operating income	818	800
Interest expense	(106)	(95)
Interest income	3	2
Other items, net	5	(2)

Earnings from continuing operations before income taxes and equity in loss of investee companies	720	705
Provision for income taxes	(242)	(234)
Equity in loss of investee companies, net of tax	(10)	(8)

Net earnings from continuing operations	468	463
Net loss from discontinued operations, net of tax	—	(20)

Net earnings	$468	$443

	Three Months Ended March 31,
	2014	2013

Operating Income (Loss):
Entertainment	$420	$440
Cable Networks	254	227
Publishing	11	10
Local Broadcasting	179	176
Outdoor Americas	28	32
Corporate	(74)	(85)

Total Operating Income	$818	$800

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Depreciation and Amortization:
Entertainment	$37	$40
Cable Networks	5	4
Publishing	2	2
Local Broadcasting	21	23
Outdoor Americas	41	42
Corporate	6	5

Total Depreciation and Amortization	$112	$116

	Three Months Ended March 31,
	2014	2013

Stock-based Compensation:
Entertainment	$14	$15
Cable Networks	2	2
Publishing	1	1
Local Broadcasting	7	7
Outdoor Americas	2	2
Corporate	16	33

Total Stock-based Compensation	$42	$60

	Three Months Ended March 31,
	2014	2013

Capital Expenditures:
Entertainment	$17	$19
Cable Networks	2	2
Publishing	—	—
Local Broadcasting	8	6
Outdoor Americas	8	6
Corporate	1	1

Total Capital Expenditures	$36	$34

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At March 31, 2014	At December 31, 2013

Assets:
Entertainment	$9,586	$9,657
Cable Networks	2,018	1,968
Publishing	891	1,026
Local Broadcasting	9,541	9,600
Outdoor Americas	3,375	3,342
Corporate	595	676
Discontinued operations	109	118

Total Assets	$26,115	$26,387

15) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s senior debt securities. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Three Months Ended March 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$33	$3	$3,820	$—	$3,856

Expenses:
Operating	16	1	2,267	—	2,284
Selling, general and administrative	15	66	561	—	642
Depreciation and amortization	1	4	107	—	112

Total expenses	32	71	2,935	—	3,038

Operating income (loss)	1	(68)	885	—	818
Interest (expense) income, net	(114)	(93)	104	—	(103)
Other items, net	—	—	5	—	5

Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(113)	(161)	994	—	720
(Provision) benefit for income taxes	39	56	(337)	—	(242)
Equity in earnings (loss) of investee companies, net of tax	542	372	(10)	(914)	(10)

Net earnings	$468	$267	$647	$(914)	$468

Comprehensive income	$470	$266	$644	$(910)	$470

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At March 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$60	$1	$250	$—	$311
Receivables, net	23	2	3,276	—	3,301
Programming and other inventory	4	2	535	—	541
Prepaid expenses and other current assets	117	19	812	(24)	924

Total current assets	204	24	4,873	(24)	5,077

Property and equipment	38	138	4,827	—	5,003
Less accumulated depreciation and amortization	11	86	2,727	—	2,824

Net property and equipment	27	52	2,100	—	2,179

Programming and other inventory	4	—	1,631	—	1,635
Goodwill	98	62	8,399	—	8,559
Intangible assets	—	—	6,407	—	6,407
Investments in consolidated subsidiaries	40,989	10,786	—	(51,775)	—
Other assets	87	21	2,150	—	2,258
Intercompany	—	3,026	20,598	(23,624)	—

Total Assets	$41,409	$13,971	$46,158	$(75,423)	$26,115

Liabilities and Stockholders' Equity
Accounts payable	$1	$4	$218	$—	$223
Participants' share and royalties payable	—	—	947	—	947
Program rights	5	2	485	—	492
Commercial paper	440	—	—	—	440
Current portion of long-term debt	90	—	16	—	106
Accrued expenses and other current liabilities	490	208	1,190	(24)	1,864

Total current liabilities	1,026	214	2,856	(24)	4,072

CBS Outdoor long-term debt	—	—	1,598	—	1,598
Other long-term debt	5,705	—	145	—	5,850
Other liabilities	2,587	295	3,246	—	6,128
Intercompany	23,624	—	—	(23,624)	—
Stockholders' Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	953	(1,076)	1
Additional paid-in capital	43,225	—	61,678	(61,678)	43,225
Retained earnings (deficit)	(24,422)	13,681	(19,767)	6,086	(24,422)
Accumulated other comprehensive income (loss)	(543)	(11)	123	(112)	(543)

	18,261	13,793	43,113	(56,906)	18,261
Less treasury stock, at cost	9,794	331	4,800	(5,131)	9,794

Total Stockholders' Equity	8,467	13,462	38,313	(51,775)	8,467

Total Liabilities and Stockholders' Equity	$41,409	$13,971	$46,158	$(75,423)	$26,115

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$80	$1	$316	$—	$397
Receivables, net	30	2	3,383	—	3,415
Programming and other inventory	4	2	766	—	772
Prepaid expenses and other current assets	179	18	615	(26)	786

Total current assets	293	23	5,080	(26)	5,370

Property and equipment	37	137	4,849	—	5,023
Less accumulated depreciation and amortization	9	83	2,695	—	2,787

Net property and equipment	28	54	2,154	—	2,236

Programming and other inventory	5	—	1,692	—	1,697
Goodwill	98	62	8,402	—	8,562
Intangible assets	—	—	6,430	—	6,430
Investments in consolidated subsidiaries	40,450	10,415	—	(50,865)	—
Other assets	89	18	1,985	—	2,092
Intercompany	—	3,230	18,423	(21,653)	—

Total Assets	$40,963	$13,802	$44,166	$(72,544)	$26,387

Liabilities and Stockholders' Equity
Accounts payable	$1	$8	$362	$—	$371
Participants' share and royalties payable	—	—	1,008	—	1,008
Program rights	5	2	391	—	398
Commercial paper	475	—	—	—	475
Current portion of long-term debt	5	—	16	—	21
Accrued expenses and other current liabilities	361	293	1,306	(26)	1,934

Total current liabilities	847	303	3,083	(26)	4,207

Other long-term debt	5,791	—	149	—	5,940
Other liabilities	2,706	303	3,265	—	6,274
Intercompany	21,653	—	—	(21,653)	—
Stockholders' Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	953	(1,076)	1
Additional paid-in capital	43,474	—	61,678	(61,678)	43,474
Retained earnings (deficit)	(24,890)	13,414	(20,414)	7,000	(24,890)
Accumulated other comprehensive income (loss)	(545)	(10)	126	(116)	(545)

	18,040	13,527	42,469	(55,996)	18,040
Less treasury stock, at cost	8,074	331	4,800	(5,131)	8,074

Total Stockholders' Equity	9,966	13,196	37,669	(50,865)	9,966

Total Liabilities and Stockholders' Equity	$40,963	$13,802	$44,166	$(72,544)	$26,387

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(81)	$(147)	$729	$—	$501

Investing Activities:
Acquisitions, net of cash acquired	—	—	(1)	—	(1)
Capital expenditures	—	(1)	(35)	—	(36)
Investments in and advances to investee companies	—	—	(39)	—	(39)
Proceeds from sale of investments	5	1	—	—	6
Proceeds from dispositions	—	—	6	—	6

Net cash flow (used for) provided by investing activities from continuing operations	5	—	(69)	—	(64)

Net cash flow used for investing activities from discontinued operations	—	—	(1)	—	(1)

Net cash flow (used for) provided by investing activities	5	—	(70)	—	(65)

Financing Activities:
Repayments of short-term debt borrowings, net	(35)	—	—	—	(35)
Proceeds from CBS Outdoor debt borrowings, net of financing fees	—	—	1,570	—	1,570
Payment of capital lease obligations	—	—	(4)	—	(4)
Dividends	(75)	—	—	—	(75)
Purchase of Company common stock	(2,032)	—	—	—	(2,032)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(125)	—	—	—	(125)
Proceeds from exercise of stock options	76	—	—	—	76
Excess tax benefit from stock-based compensation	103	—	—	—	103
Increase (decrease) in intercompany payables	2,144	147	(2,291)	—	—

Net cash flow (used for) provided by financing activities	56	147	(725)	—	(522)

Net decrease in cash and cash equivalents	(20)	—	(66)	—	(86)
Cash and cash equivalents at beginning of period	80	1	316	—	397

Cash and cash equivalents at end of period	$60	$1	$250	$—	$311

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months ended March 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(131)	$(103)	$821	$—	$587

Investing Activities:
Acquisitions, net of cash acquired	—	—	(9)	—	(9)
Capital expenditures	—	(1)	(33)	—	(34)
Investments in and advances to investee companies	—	—	(30)	—	(30)
Proceeds from sale of investments	10	1	1	—	12
Proceeds from dispositions	—	—	11	—	11

Net cash flow (used for) provided by investing activities from continuing operations	10	—	(60)	—	(50)

Net cash flow used for investing activities from discontinued operations	—	—	(4)	—	(4)

Net cash flow (used for) provided by investing activities	10	—	(64)	—	(54)

Financing Activities:
Proceeds from short-term debt borrowings, net	550	—	—	—	550
Payment of capital lease obligations	—	—	(4)	—	(4)
Payment of contingent consideration	—	—	(30)	—	(30)
Dividends	(81)	—	—	—	(81)
Purchase of Company common stock	(1,289)	—	—	—	(1,289)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(117)	—	—	—	(117)
Proceeds from exercise of stock options	58	—	—	—	58
Excess tax benefit from stock-based compensation	85	—	—	—	85
Other financing activities	(4)	—	—	—	(4)
Increase (decrease) in intercompany payables	711	103	(814)	—	—

Net cash flow (used for) provided by financing activities	(87)	103	(848)	—	(832)

Net decrease in cash and cash equivalents	(208)	—	(91)	—	(299)
Cash and cash equivalents at beginning of period	254	1	453	—	708

Cash and cash equivalents at end of period	$46	$1	$362	$—	$409

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition. (Tabular dollars in millions, except per share amounts)

Management's discussion and analysis of the results of operations and financial condition of CBS Corporation (the "Company" or "CBS Corp.") should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Results for the first quarter of 2014 benefited from the strength of the Company's content and incremental revenues from the aforementioned opportunities. However, the comparison to the first quarter of 2013 was impacted by the Super Bowl broadcast on the CBS Television Network in 2013, as well as two fewer NCAA Division I Men's Basketball Championship ("NCAA Tournament") games broadcast on CBS during the first quarter of 2014. Revenues of $3.86 billion for the first quarter of 2014 decreased 5% from $4.04 billion for the same prior-year period, reflecting these two noncomparable items which negatively impacted the first quarter revenue comparison by eight percentage points. Underlying results reflected growth in content licensing and distribution revenues of 6%, driven by international licensing of television programming, and a 9% increase in affiliate and subscription fee revenues, reflecting increases in cable affiliate fees, retransmission revenues and fees received from CBS Television Network's affiliated television stations ("network affiliation fees").

Operating income of $818 million for the first quarter of 2014 increased 2% from $800 million for the same prior-year period reflecting underlying revenue growth from content licensing and affiliate and subscription fees, and significantly lower sports programming costs, which more than offset the negative impact to the revenue comparison from the abovementioned noncomparable items. Diluted earnings per share ("EPS") from continuing operations of $.78 increased $.05, or 7%, from $.73 for the same prior-year period, reflecting the growth in operating income and lower weighted average shares outstanding due to the Company's ongoing share repurchases. These increases were partially offset by $11 million higher interest expense, mainly resulting from CBS Outdoor's $1.60 billion of long-term borrowings in January 2014.

For the remainder of 2014, the Company expects to benefit from continued growth in revenues from MVPDs and television stations affiliated with the CBS Television Network, as well as incremental political advertising sales associated with mid-term elections. Advertising revenue comparisons in the second quarter of 2014 will be negatively impacted by the broadcast of two fewer NCAA Tournament games on the CBS Television Network compared to the second quarter of 2013. The Company's overall financial performance will be impacted by many other factors, including the health of the economy and audience acceptance of the Company's programming.

During the first quarter of 2014, the Company spent $2.0 billion to repurchase 31.4 million shares of CBS Corp. Class B Common Stock, of which 4.9 million were delivered at the conclusion of an accelerated share repurchase ("ASR") transaction in April 2014.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On April 2, 2014, CBS Outdoor Americas Inc. ("CBS Outdoor"), a subsidiary of the Company which holds the Outdoor Americas business, completed an initial public offering ("IPO") through which it sold 23 million shares, or 19%, of its common stock for $28.00 per share. The Company owns 97 million shares of CBS Outdoor common stock, which represents 81% of CBS Outdoor's outstanding shares after the IPO. Subject to market conditions and customary approvals, the Company intends to dispose of its shares of CBS Outdoor through a tax-free split-off in 2014. Also in April, the Company received a favorable private letter ruling from the Internal Revenue Service with respect to its plan to convert CBS Outdoor to a real estate investment trust ("REIT"). Following the split-off, CBS Outdoor intends to elect to be taxed as a REIT.

In addition, during the first quarter of 2014, CBS Outdoor borrowed $1.60 billion through an $800 million senior secured term loan credit facility ("Outdoor Term Loan") and the issuance of $800 million of senior notes. The net debt proceeds were primarily used by CBS Corp. to repurchase shares of CBS Corp. Class B Common Stock through the aforementioned ASR transaction.

Free cash flow for the first quarter of 2014 was $485 million compared to $576 million for the same prior-year period. The Company generated operating cash flow from continuing operations of $521 million for the first quarter of 2014 versus $610 million for the same prior-year period. These decreases principally reflect the benefit to 2013 from the Super Bowl broadcast on the CBS Television Network, which was partially offset by underlying growth in operating income. Free cash flow is a non-GAAP financial measure. See "Reconciliation of Non-GAAP Financial Information" on page 35 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to free cash flow.

Consolidated Results of Operations

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Revenues

The following table presents the Company's consolidated revenues by type for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2014		2013		$	%

Advertising	$2,158	56%	$2,455	61%	$(297)	(12)%
Content licensing and distribution	1,073	28	1,008	25	65	6
Affiliate and subscription fees	567	15	519	13	48	9
Other	58	1	58	1	—	—

Total Revenues	$3,856	100%	$4,040	100%	$(184)	(5)%

Advertising revenues decreased $297 million, or 12%, to $2.16 billion for the three months ended March 31, 2014, as comparability to the first quarter of 2013 was impacted by two items: the CBS Television Network's 2013 broadcast of the Super Bowl, which is broadcast on CBS once every three years; and two regional final games of the NCAA Tournament, which were previously broadcast on CBS, were broadcast by Turner Broadcasting System, Inc. ("Turner") in 2014. These decreases were partially offset by underlying growth in local advertising. Advertising revenues in the second half of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2014 are expected to benefit from increased political advertising spending for mid-term elections. Advertising revenue comparisons in the second quarter of 2014 will be negatively impacted by the broadcast of the national semifinal games of the NCAA Tournament by Turner. These two games were broadcast by CBS in the second quarter of 2013.

Content licensing and distribution revenues increased $65 million, or 6%, to $1.07 billion for the three months ended March 31, 2014, principally reflecting growth from international licensing of television programming. Content licensing and distribution revenues for the remainder of 2014 are expected to benefit from the first-cycle domestic syndication availabilities of Hawaii Five-0 and Blue Bloods; however, revenue comparisons to 2013 may be impacted by fluctuations resulting from the timing of the availability of television series for multi-year licensing agreements, as television license fee revenues are recognized at the beginning of the license period in which programs are made available for exhibition.

Affiliate and subscription fees increased $48 million, or 9%, to $567 million for the three months ended March 31, 2014, primarily due to 19% growth in retransmission revenues and network affiliation fees, as well as a 4% increase in Cable Networks affiliate fees, reflecting rate increases and growth in subscriptions at Showtime, CBS Sports Network and Smithsonian Networks. For the remainder of 2014, the Company expects continued growth in retransmission revenues, network affiliation fees and cable affiliate fees; however, quarterly comparisons will fluctuate based on the timing of pay-per-view boxing events.

International Revenues

The Company generated approximately 15% and 12% of its total revenues from international regions for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses

The following table presents the Company's consolidated operating expenses by type for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2014		2013		$	%

Programming	$847	37%	$1,002	41%	$(155)	(15)%
Production	631	27	649	26	(18)	(3)
Billboard, transit and other occupancy	153	7	154	6	(1)	(1)
Participation, distribution and royalty	295	13	298	12	(3)	(1)
Other	358	16	371	15	(13)	(4)

Total Operating Expenses	$2,284	100%	$2,474	100%	$(190)	(8)%

Programming expenses for the three months ended March 31, 2014 decreased $155 million, or 15%, to $847 million from $1.00 billion for the same prior-year period. This decrease was principally driven by lower sports programming costs, as 2013 included costs associated with the CBS Television Network's broadcast of the Super Bowl, which is broadcast on CBS once every three years, as well as lower costs associated with the broadcast of two fewer NCAA Tournament games on CBS in the first quarter of 2014. These decreases were partially offset by a higher investment in acquired television programming.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the second quarter of 2014, sports programming costs are expected to be lower due to the broadcast of two fewer NCAA Tournament games on CBS. During the second half of 2014, sports programming costs are expected to be higher reflecting increases associated with the Company's new agreement with the National Football League ("NFL") as well as the addition of a Thursday night NFL game on CBS for eight weeks.

Production expenses for the three months ended March 31, 2014 decreased $18 million, or 3%, to $631 million from $649 million for the same prior-year period, primarily reflecting lower costs associated with the mix of titles licensed under television licensing arrangements.

Billboard, transit and other occupancy expenses for the three months ended March 31, 2014 decreased to $153 million from $154 million for the same prior-year period.

Participation, distribution and royalty costs for the three months ended March 31, 2014 decreased $3 million, or 1%, to $295 million from $298 million for the same prior-year period, reflecting lower publishing royalties which were offset by higher participations associated with higher revenues from the licensing of television programming.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $8 million, or 1%, to $642 million for the three months ended March 31, 2014 from $650 million for the same prior-year period, primarily reflecting lower stock-based compensation expense driven by changes in the Company's stock price. SG&A expenses as a percentage of revenues were 17% and 16% for the three months ended March 31, 2014 and 2013, respectively.

Depreciation and Amortization

For the three months ended March 31, 2014, depreciation and amortization decreased $4 million, or 3%, to $112 million from $116 million for the same prior-year period.

Interest Expense

For the three months ended March 31, 2014, interest expense increased $11 million, or 12%, to $106 million from $95 million for the same prior-year period, mainly reflecting additional interest expense resulting from CBS Outdoor's $1.60 billion of long-term borrowings during the first quarter of 2014. This debt is guaranteed by CBS Outdoor and certain of CBS Outdoor's domestic subsidiaries and has a weighted average interest rate of 4.2%. In addition to CBS Outdoor's $1.60 billion of debt, the Company had $5.96 billion of long-term debt outstanding at March 31, 2014 and $5.92 billion at March 31, 2013, at weighted average interest rates of 6.0% for both periods. At March 31, 2014, the Company also had $440 million of commercial paper outstanding at a weighted average interest rate of 0.3%.

Interest Income

For the three months ended March 31, 2014, interest income increased to $3 million from $2 million for the same prior-year period.

Other Items, Net

For the three months ended March 31, 2014 and 2013, "Other items, net" primarily consisted of foreign exchange losses.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2014 increased to $242 million from $234 million for the same prior-year period, driven by the increase in earnings from continuing operations before income taxes. The Company's effective income tax rate increased to 33.6% for the three months ended March 31, 2014 versus 33.2% for the comparable prior-year period.

Equity in Loss of Investee Companies, Net of Tax

Equity in loss of investee companies reflects the Company's share of the operating results of its equity investments. For the three months ended March 31, 2014, equity in loss of investee companies, net of tax, increased $2 million to a loss of $10 million compared to a loss of $8 million for the same prior-year period.

Net Earnings from Continuing Operations

For the three months ended March 31, 2014, the Company reported net earnings from continuing operations of $468 million versus $463 million for the same prior-year period.

Net Loss from Discontinued Operations

During the third quarter of 2013, the Company completed the sale of its outdoor advertising business in Europe ("Outdoor Europe"). As a result, Outdoor Europe has been presented as a discontinued operation in the Company's consolidated financial statements.

The following table sets forth details of the net loss from discontinued operations.

Three Months Ended March 31, 2013

Revenues from discontinued operations	$123

Loss from discontinued operations before income taxes	$(36)
Income tax benefit	16

Net loss from discontinued operations, net of tax	$(20)

Net Earnings and Diluted EPS

For the three months ended March 31, 2014, net earnings increased $25 million, or 6%, to $468 million from $443 million for the same prior-year period, reflecting higher operating income and the absence of the 2013 net loss from discontinued operations, partially offset by higher interest expense resulting from CBS Outdoor's long-term borrowings during the first quarter of 2014. Diluted EPS for the three months ended March 31, 2014 increased $.09 to $.78 per diluted share from $.69 per diluted share for the same prior-year period, reflecting lower weighted average shares outstanding as a result of the Company's share repurchase program.

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

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by (used for) operating activities as a measure of liquidity or net earnings as a measure of operating performance. Free cash flow, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company's ability to fund its cash needs. When comparing free cash flow to net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions that are not reflected in free cash flow.

The following table presents a reconciliation of the Company's net cash flow provided by operating activities to free cash flow.

	Three Months Ended March 31,
	2014	2013

Net cash flow provided by operating activities	$501	$587
Capital expenditures	(36)	(34)
Exclude net cash flow used for operating activities from discontinued operations	(20)	(23)

Free cash flow	$485	$576

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations

The following tables present the Company's revenues; segment operating income (loss) before depreciation and amortization ("OIBDA"), restructuring charges and impairment charges ("Segment OIBDA"); operating income (loss); and depreciation and amortization by segment, for the three months ended March 31, 2014 and 2013. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings (loss) is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended March 31,
	2014	2013

Revenues:
Entertainment	$2,303	$2,539
Cable Networks	537	478
Publishing	153	171
Local Broadcasting	626	638
Outdoor Americas	288	281
Eliminations	(51)	(67)

Total Revenues	$3,856	$4,040

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Segment OIBDA:
Entertainment	$457	$480
Cable Networks	259	231
Publishing	13	12
Local Broadcasting	200	199
Outdoor Americas	69	74
Corporate	(68)	(80)

Total Segment OIBDA	930	916
Depreciation and amortization	(112)	(116)

Total Operating Income	$818	$800

Operating Income (Loss):
Entertainment	$420	$440
Cable Networks	254	227
Publishing	11	10
Local Broadcasting	179	176
Outdoor Americas	28	32
Corporate	(74)	(85)

Total Operating Income	$818	$800

Depreciation and Amortization:
Entertainment	$37	$40
Cable Networks	5	4
Publishing	2	2
Local Broadcasting	21	23
Outdoor Americas	41	42
Corporate	6	5

Total Depreciation and Amortization	$112	$116

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive)

(Contributed 60% and 63% to consolidated revenues for the three months ended March 31, 2014 and 2013, respectively, and 51% and 55% to consolidated operating income for the three months ended March 31, 2014 and 2013, respectively.)

	Three Months Ended March 31,
	2014	2013

Revenues	$2,303	$2,539

Segment OIBDA	$457	$480
Depreciation and amortization	(37)	(40)

Operating income	$420	$440

Segment OIBDA as a % of revenues	20%	19%
Operating income as a % of revenues	18%	17%
Capital expenditures	$17	$19

For the three months ended March 31, 2014, Entertainment revenues decreased 9% to $2.30 billion from $2.54 billion for the same prior-year period. This decrease reflects lower advertising revenues driven by the CBS Television Network's 2013 broadcast of the Super Bowl, which is broadcast on CBS once every three years, and two fewer regional final games of the NCAA Tournament broadcast on CBS in the first quarter of 2014. Underlying results reflect a 6% increase in content licensing and distribution revenues, primarily due to higher international licensing of television programming.

For the three months ended March 31, 2014, Entertainment OIBDA decreased $23 million, or 5%, to $457 million from $480 million for the same prior-year period, reflecting the absence of profits associated with the 2013 broadcast of the Super Bowl, which was partially offset by higher profits from the licensing of television programming.

For the remainder of 2014, results are expected to benefit from incremental network affiliation fees and revenues from the first-cycle domestic availabilities of Hawaii Five-0 and Blue Bloods. Beginning in the third quarter of 2014, comparability will be negatively impacted by cost increases associated with the Company's new agreement with the NFL, as well as the addition of a Thursday night NFL game on CBS for eight weeks.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 14% and 12% to consolidated revenues for the three months ended March 31, 2014 and 2013, respectively, and 31% and 28% to consolidated operating income for the three months ended March 31, 2014 and 2013, respectively.)

	Three Months Ended March 31,

	2014	2013

Revenues	$537	$478

Segment OIBDA	$259	$231
Depreciation and amortization	(5)	(4)

Operating income	$254	$227

Segment OIBDA as a % of revenues	48%	48%
Operating income as a % of revenues	47%	47%
Capital expenditures	$2	$2

For the three months ended March 31, 2014, Cable Networks revenues increased 12% to $537 million from $478 million for the same prior-year period, primarily driven by higher licensing revenues for digital streaming of Showtime original series, mainly Dexter, higher affiliate revenues and revenues from the distribution of a pay-per-view boxing event. Affiliate revenues grew 4%, reflecting rate increases and growth in subscriptions at Showtime, CBS Sports Network and Smithsonian Networks. As of March 31, 2014, subscriptions totaled 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 53 million for CBS Sports Network and 29 million for Smithsonian Networks.

For the three months ended March 31, 2014, Cable Networks OIBDA increased $28 million, or 12%, to $259 million from $231 million for the same prior-year period, primarily driven by the revenue growth. This increase was partially offset by higher programming costs, partly from the timing of sports programming.

Publishing (Simon & Schuster)

(Contributed 4% to consolidated revenues for both the three months ended March 31, 2014 and 2013, and 1% to consolidated operating income for both the three months ended March 31, 2014 and 2013.)

	Three Months Ended March 31,

	2014	2013

Revenues	$153	$171

Segment OIBDA	$13	$12
Depreciation and amortization	(2)	(2)

Operating income	$11	$10

Segment OIBDA as a % of revenues	8%	7%
Operating income as a % of revenues	7%	6%
Capital expenditures	$—	$—

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended March 31, 2014, Publishing revenues decreased 11% to $153 million from $171 million for the same prior-year period, as last year's first quarter benefited from the continued success of fourth quarter 2012 releases. Digital book sales represented 29% of Publishing's total revenues for the first quarter of 2014, compared to 30% for the first quarter of 2013. Bestselling titles for the first quarter of 2014 included Rush Revere and the First Patriots and The Women of Duck Commander.

For the three months ended March 31, 2014, Publishing OIBDA increased $1 million, or 8%, to $13 million from $12 million for the same prior-year period, primarily reflecting lower royalty costs which more than offset the decrease in revenues.

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 16% to consolidated revenues for both the three months ended March 31, 2014 and 2013, and 22% to consolidated operating income for both the three months ended March 31, 2014 and 2013.)

	Three Months Ended March 31,

	2014	2013

Revenues	$626	$638

Segment OIBDA	$200	$199
Depreciation and amortization	(21)	(23)

Operating income	$179	$176

Segment OIBDA as a % of revenues	32%	31%
Operating income as a % of revenues	29%	28%
Capital expenditures	$8	$6

For the three months ended March 31, 2014, Local Broadcasting revenues decreased 2% to $626 million from $638 million for the same prior-year period. CBS Television Stations revenues decreased 5%, primarily driven by the benefit to 2013 from the Super Bowl broadcast on CBS, which was partially offset by growth in retransmission revenues. CBS Radio revenues increased 2%.

For the three months ended March 31, 2014, Local Broadcasting OIBDA increased $1 million, or 1%, to $200 million from $199 million for the same prior-year period, as the decline in revenues was more than offset by lower programming costs, mainly for sports.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Outdoor Americas (CBS Outdoor)

(Contributed 7% to consolidated revenues for both the three months ended March 31, 2014 and 2013, and 3% and 4% to consolidated operating income for the three months ended March 31, 2014 and 2013, respectively.)

	Three Months Ended March 31,

	2014	2013

Revenues	$288	$281

Segment OIBDA	$69	$74
Depreciation and amortization	(41)	(42)

Operating income	$28	$32

Segment OIBDA as a % of revenues	24%	26%
Operating income as a % of revenues	10%	11%
Capital expenditures	$8	$6

For the three months ended March 31, 2014, Outdoor Americas revenues increased 2% to $288 million from $281 million for the same prior-year period. In constant dollars, revenues for Outdoor Americas were up 4%, principally driven by increases in the U.S. billboards and transit businesses as well as growth in Canada. Approximately 11% and 12% of Outdoor Americas revenues were generated from regions outside the United States for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014, Outdoor Americas OIBDA decreased $5 million, or 7%, to $69 million from $74 million for the same prior-year period. This decrease was mainly due to the absence of a gain on the sale of outdoor advertising structures during the first quarter of 2013 and incremental costs incurred to operate Outdoor Americas as a separate public company, partially offset by the growth in revenues.

On April 2, 2014, CBS Outdoor completed an IPO through which it sold 23 million shares, or 19%, of its common stock for $28.00 per share.

Corporate

Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended March 31, 2014, corporate expenses decreased 13% to $74 million from $85 million for the same prior-year period, primarily reflecting lower stock-based compensation expense associated with changes in the Company's stock price.

Financial Position

Current assets decreased by $293 million to $5.08 billion at March 31, 2014 from $5.37 billion at December 31, 2013, primarily due to a decrease in cash and cash equivalents, receivables and prepaid program rights. The decrease in receivables reflects the seasonality of the Company's businesses. The decrease in prepaid program rights reflects the expensing of prepaid sports program rights and the timing of the broadcast of entertainment programs. The allowance for doubtful accounts as a percentage of receivables was 2.2% at both March 31, 2014 and December 31, 2013.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net property and equipment of $2.18 billion at March 31, 2014 decreased $57 million from $2.24 billion at December 31, 2013, primarily reflecting depreciation expense of $88 million, partially offset by capital expenditures of $36 million.

Other assets increased by $174 million to $2.18 billion at March 31, 2014 from $2.01 billion at December 31, 2013, primarily reflecting an increase in long-term receivables associated with revenues from television licensing agreements and an increase in deferred financing costs associated with CBS Outdoor's $1.60 billion of borrowings in the first quarter of 2014.

Current liabilities decreased by $135 million to $4.07 billion at March 31, 2014 from $4.21 billion at December 31, 2013, primarily reflecting decreases in accounts payable and accrued compensation reflecting the timing of payments, partially offset by an increase in sports programming rights related to the timing of the NCAA Tournament.

Other liabilities decreased $85 million to $3.13 billion at March 31, 2014 from $3.21 billion at December 31, 2013, primarily driven by lower residual liabilities of previously disposed businesses.

Cash Flows

Cash and cash equivalents decreased by $86 million and $299 million for the three months ended March 31, 2014 and 2013, respectively. The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,

	2014	2013

Cash provided by (used for) operating activities from:
Continuing operations	$521	$610
Discontinued operations	(20)	(23)

Cash provided by operating activities	501	587

Cash used for investing activities from:
Continuing operations	(64)	(50)
Discontinued operations	(1)	(4)

Cash flow used for investing activities	(65)	(54)

Cash flow used for financing activities	(522)	(832)

Net decrease in cash and cash equivalents	$(86)	$(299)

Operating Activities.    For the three months ended March 31, 2014, cash provided by operating activities from continuing operations decreased $89 million to $521 million from $610 million for the same prior-year period reflecting the benefit to 2013 from CBS's Super Bowl broadcast, partially offset by underlying growth in operating income.

Cash paid for income taxes from continuing operations for the three months ended March 31, 2014 was $49 million versus $27 million for the three months ended March 31, 2013.

Investing Activities.    Cash used for investing activities from continuing operations of $64 million for the three months ended March 31, 2014 principally reflected capital expenditures of $36 million and investments of $39 million, mainly in domestic and international television joint ventures. Cash used for investing activities from continuing operations of $50 million for the three months ended March 31,

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2013 principally reflected capital expenditures of $34 million and investments of $30 million, primarily in domestic television joint ventures.

Financing Activities.    Cash used for financing activities of $522 million for the three months ended March 31, 2014 principally reflected payments for the repurchase of CBS Corp. Class B Common Stock of $2.03 billion, partially offset by net proceeds of $1.57 billion from CBS Outdoor's long-term borrowings. Cash used for financing activities of $832 million for the three months ended March 31, 2013 principally reflected payments for the repurchase of CBS Corp. Class B Common Stock of $1.29 billion and the payment of employee payroll taxes in lieu of issuing shares for restricted stock unit vests of $117 million, partially offset by proceeds from commercial paper borrowings of $550 million.

Repurchase of Company Stock and Cash Dividends

During the first quarter of 2014, the Company spent $2.0 billion to repurchase shares of CBS Corp. Class B Common Stock, of which $1.5 billion was spent for an ASR transaction and $500 million was spent to repurchase 7.9 million shares on the open market. In connection with the ASR transaction, 18.6 million shares were delivered during the first quarter of 2014 and an additional 4.9 million shares were delivered at the conclusion of the ASR in April 2014. At March 31, 2014, the Company had $3.43 billion of authorization remaining under its share repurchase program.

During the first quarter of 2014, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock payable on April 1, 2014. The total dividend was $70 million of which $69 million was paid on April 1, 2014 and $1 million was accrued to be paid upon vesting of RSUs.

Capital Structure

The following table sets forth the Company's debt, excluding the long-term debt of CBS Outdoor.

	At March 31, 2014	At December 31, 2013

Commercial paper	$440	$475
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,860	5,861
Obligations under capital leases	109	113

Total debt	6,409	6,449
Less discontinued operations debt (b)	13	13

Total debt from continuing operations	6,396	6,436
Less commercial paper	440	475
Less current portion of long-term debt	106	21

Total long-term debt from continuing operations, net of current portion	$5,850	$5,940

(a)
The senior debt balances included (i) a net unamortized discount of $13 million at both March 31, 2014 and December 31, 2013 and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $17 million and $18 million at March 31, 2014 and December 31, 2013, respectively. The face value of the senior debt was $5.86 billion at both March 31, 2014 and December 31, 2013.

(b)
Included on the Consolidated Balance Sheets in "Current liabilities of discontinued operations" at March 31, 2014 and noncurrent "Liabilities of discontinued operations" at December 31, 2013.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Outdoor Debt

At March 31, 2014

Outdoor Term Loan (variable rate due 2021) (a)	$798
Senior notes (5.25% due 2022 and 5.625% due 2024)	800

Total CBS Outdoor long-term debt	$1,598

  (a)
  The Outdoor Term Loan bears interest at a rate equal to 2.25% plus the greater of LIBOR or 0.75% and includes an unamortized discount of $2 million at March 31, 2014.

In January 2014, CBS Outdoor borrowed $1.60 billion through an $800 million senior secured term loan credit facility and the issuance of $800 million of senior notes through a private placement. The Outdoor Term Loan, the Outdoor Revolver (as described below) and the senior notes of CBS Outdoor are not guaranteed by CBS Corp. or any of its subsidiaries, other than CBS Outdoor and certain of CBS Outdoor's domestic subsidiaries. Obligations under the Outdoor Term Loan and Outdoor Revolver are secured, subject to certain exceptions, by substantially all of the assets of CBS Outdoor and certain of CBS Outdoor's domestic subsidiaries.

CBS Outdoor's senior notes are comprised of $400 million of 5.25% senior notes due 2022 and $400 million of 5.625% senior notes due 2024. The Outdoor Term Loan is due in 2021 and bears interest at a rate equal to 2.25% plus the greater of the London Interbank Offer Rate ("LIBOR") or 0.75%. At March 31, 2014, the interest rate on the Outdoor Term Loan was 3%.

The Outdoor Term Loan is part of CBS Outdoor's credit agreement which also includes a $425 million revolving credit facility (the "Outdoor Revolver") which expires in 2019. The Outdoor Revolver's borrowing rates are based on LIBOR plus a margin based on CBS Outdoor's Consolidated Net Secured Leverage Ratio, which is the ratio of CBS Outdoor's consolidated secured debt (less up to $150 million of unrestricted cash) to CBS Outdoor's Consolidated EBITDA (as defined in CBS Outdoor's credit agreement), for the trailing four consecutive quarters. The Outdoor Revolver requires CBS Outdoor to maintain a maximum Consolidated Net Secured Leverage Ratio of 3.50 to 1.00, which will be increased to 4.00 to 1.00 if CBS Outdoor elects to be taxed as a REIT. The Outdoor Revolver will be used for general corporate purposes. As of March 31, 2014, there were no borrowings outstanding under the Outdoor Revolver.

The net debt proceeds from CBS Outdoor's borrowings were primarily used by CBS Corp. to repurchase shares of CBS Corp. Class B Common Stock through a $1.5 billion ASR.

The following table presents principal and interest payments due on the CBS Outdoor debt by year. Interest on the Outdoor Term Loan is variable. For illustrative purposes, the Company is assuming an interest rate of 3% for all periods which reflects the interest rate at March 31, 2014. An increase or decrease of 1/8% in the interest rate will change the annual interest expense by $1.0 million.

	Total	2014	2015-2016	2017-2018	2019 and Thereafter

CBS Outdoor long-term debt	$1,600	$—	$—	$—	$1,600
Interest payments	563	53	136	136	238

Total	$2,163	$53	$136	$136	$1,838

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Commercial Paper

At March 31, 2014, the Company had $440 million of commercial paper borrowings outstanding under its $2.0 billion commercial paper program. Outstanding commercial paper borrowings have a weighted average interest rate of approximately 0.3% and maturities of less than thirty days.

Credit Facility

At March 31, 2014, the Company had a $2.0 billion revolving credit facility (the "CBS Credit Facility") which expires in March 2018. The CBS Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter, as further described in the CBS Credit Facility. At March 31, 2014, the Company's Consolidated Leverage Ratio was approximately 2.0x.

The Consolidated Leverage Ratio is the ratio of the Company's indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company's Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the CBS Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items.

The CBS Credit Facility is used for general corporate purposes. At March 31, 2014, the Company had no borrowings outstanding under the CBS Credit Facility and the remaining availability under the CBS Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, franchise payments, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under the CBS Credit Facility, which had $1.99 billion of remaining availability at March 31, 2014, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

The Company's funding for short-term and long-term obligations will come primarily from cash flows from operating activities. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to the Company, the existing CBS Credit Facility provides sufficient capacity to satisfy short-term borrowing needs.

Funding for the Company's long-term debt obligations due over the next five years of $999 million is expected to come from cash generated from operating activities and the Company's ability to access capital markets.

On April 2, 2014, CBS Outdoor completed an IPO through which it sold 23 million shares, or 19%, of its common stock for $28.00 per share. The total proceeds from the IPO were $615 million, net of underwriting discounts and commissions, which the Company expects to use for corporate purposes.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Guarantees

During 2013, the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to remain as guarantor of Outdoor Europe's franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of nonperformance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At March 31, 2014, the total franchise payment obligations under these agreements are estimated to be approximately $275 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheet at March 31, 2014.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against nonperformance in the normal course of business. At March 31, 2014, the outstanding letters of credit and surety bonds approximated $331 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

E-books Matters.    Commencing in 2012, as previously disclosed, a number of antitrust suits were filed and/or consolidated in the United States District Court for the Southern District of New York against Simon & Schuster, other book publishers and Apple Inc. ("Apple") in connection with these book publishers' agency arrangements regarding the distribution of e-books to e-book retailers. Simon & Schuster has settled all of these actions without any admission of wrongdoing or liability and has adopted certain business and compliance practices as part of certain settlements. On April 10, 2012, Simon & Schuster and two other book publisher parties entered into a settlement stipulation and proposed final judgment (the "Stipulation") with the United States Department of Justice (the "DOJ") in connection with an antitrust action filed by the DOJ, which was approved by the court on September 7, 2012. The Stipulation requires the adoption of certain business practices for a 24 month period (the "24 Month Period") and certain compliance practices for a five year period. In addition, as previously disclosed, in connection with Simon & Schuster's settlement of an antitrust suit filed with the court on April 11, 2012 by the U.S. states and territories and the District of Columbia (the "States Settlement"), Simon & Schuster adopted certain business and compliance practices substantially similar to those described in the Stipulation. The Company believes that continuing to comply with these business and compliance practices pursuant to the Stipulation and States Settlement, which are the only outstanding obligations under these settlements, will not have a material adverse effect on its results of operations, financial position or cash flows.

Following a ruling in favor of the DOJ and a judgment against Apple that was entered by the court on September 6, 2013 in one of the antitrust suits described above, Apple filed an appeal, which will be heard by the United States Court of Appeals for the Second Circuit. On October 4, 2013, Simon & Schuster filed an appeal with the court relating to an aspect of the Apple judgment involving the 24 Month Period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012; and by an Australian e-book retailer on September 16, 2013, and two former U.S. e-book retailers in March 2014, each in the United States Court for the Southern District of New York. Simon & Schuster intends to defend itself in these matters.

In addition, the European Commission (the "EC") and Canadian Competition Bureau (the "CCB") conducted separate competition investigations of agency distribution arrangements of e-books in this industry. On December 12, 2012, following the close of a comment period, the EC entered into settlement agreements with Simon & Schuster and certain Publishing parties. The CCB also entered into a settlement agreement with Simon & Schuster and certain Publishing parties, which was effective on February 7, 2014 but was subsequently stayed by the Canadian Competition Tribunal on March 18, 2014 pending the resolution of an application to rescind or vary the settlement agreement filed by a large Canadian e-book retailer. These settlements require the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2014, the Company had pending approximately 45,270 asbestos claims, as compared with approximately 45,150 as of December 31, 2013 and 46,070 as of March 31, 2013. During the first quarter of 2014, the Company received approximately 910 new claims and closed or moved to an inactive docket approximately 790 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2013 and 2012 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $29 million and $21 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2014, NAI directly or indirectly owned approximately 79.7% of CBS Corp.'s voting Class A Common Stock and owned approximately 6.9% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $37 million and $56 million for the three months ended March 31, 2014 and 2013, respectively.

As part of its normal course of business, the Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

total amounts for these transactions were $5 million and $7 million for the three months ended March 31, 2014 and 2013, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at March 31, 2014 and December 31, 2013.

	At March 31, 2014	At December 31, 2013

Receivables	$73	$84
Other assets (Receivables, noncurrent)	102	115

Total amounts due from Viacom Inc.	$175	$199

Other Related Parties    The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from these joint ventures were $37 million and $32 million for the three months ended March 31, 2014 and 2013, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

Adoption of New Accounting Standards

Presentation of Reserves for Uncertain Tax Positions when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

During the first quarter of 2014, the Company adopted FASB guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Obligations Resulting from Joint and Several Liability Arrangements

During the first quarter of 2014, the Company adopted FASB guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, the Company is required to measure its obligations under such arrangements as the sum of the amount it agreed to pay in the arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The Company is also required to disclose the nature and amount of the obligation. The adoption of this guidance did not have an effect on the Company's consolidated financial statements.

Recent Pronouncements

Service Concession Arrangements

In January 2014, the FASB issued guidance on the accounting for a service concession arrangement entered into with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. The Company is currently evaluating the impact of this guidance, which is effective for reporting periods beginning after December 15, 2014.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued amended guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under this guidance, only a disposal of a component of an entity or a group of components of an entity that represent a strategic shift that has (or will have) a major effect on the company's operations and financial results should be reported in discontinued operations. The guidance also expands the definition of a discontinued operation to include disposals of equity method investments and a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a discussion of the Company's critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the inability to obtain the requisite regulatory approvals and changes in legislation, tax rules or market conditions, which could adversely impact timing and the ability to consummate or achieve the benefits of transactions involving the Company's Outdoor Americas business; the impact of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

On November 4, 2010, the Company announced that its Board of Directors approved a $1.5 billion share repurchase program. The Company subsequently announced that its Board of Directors approved increases to this share repurchase program of $1.5 billion on November 3, 2011, $1.7 billion on July 26, 2012 and $5.1 billion on July 25, 2013. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended March 31, 2014 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

January 1, 2014 – January 31, 2014	2.8	$60.78	2.8	$5,259
February 1, 2014 – February 28, 2014	21.0	(a)	21.0	$3,609
March 1, 2014 – March 31, 2014	2.7	$65.42	2.7	$3,431

Total	26.5	(b)	26.5	$3,431

  (a)
  During February 2014, the Company initiated a $1.5 billion accelerated share repurchase ("ASR") transaction through which 18.6 million shares of CBS Corp. Class B Common Stock were delivered during February 2014. The Company received an additional 4.9 million shares at the conclusion of the ASR in April 2014. In addition, during February 2014, the Company repurchased 2.4 million shares of CBS Corp. Class B Common Stock on the open market at an average price of $63.00 per share.

  (b)
  The Company's total repurchases includes 7.9 million shares of CBS Corp. Class B Common Stock that were repurchased on the open market for $500 million, at an average price of $63.04 per share, and 18.6 million shares that were delivered as part of a $1.5 billion ASR.

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
(a)
CBS Outdoor Credit Agreement dated as of January 31, 2014 among CBS Outdoor Americas Capital LLC and CBS Outdoor Americas Capital Corporation, as borrowers, CBS Outdoor Americas Inc. and the other guarantors named therein, the lenders named therein, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Registration Statement on Form S-11 of CBS Outdoor Americas Inc. filed by CBS Outdoor Americas Inc. on January 31, 2014 (File No. 333-189643)).
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

CBS CORPORATION (Registrant)
Date: May 8, 2014	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Chief Operating Officer
Date: May 8, 2014	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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
(a)
CBS Outdoor Credit Agreement dated as of January 31, 2014 among CBS Outdoor Americas Capital LLC and CBS Outdoor Americas Capital Corporation, as borrowers, CBS Outdoor Americas Inc. and the other guarantors named therein, the lenders named therein, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Registration Statement on Form S-11 of CBS Outdoor Americas Inc. filed by CBS Outdoor Americas Inc. on January 31, 2014 (File No. 333-189643)).
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