Form 10-Q
period 2014-06-30
CBS CORP
filed 2014-08-07
CIK 813828

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of common stock outstanding at August 4, 2014:

        Class A Common Stock, par value $.001 per share—38,864,903

        Class B Common Stock, par value $.001 per share—487,953,813

CBS CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,

	2014		2013		2014		2013

Revenues		$3,188		$3,369		$6,758		$7,132

Expenses:
Operating		1,798		1,892		3,919		4,201
Selling, general and administrative		589		629		1,176		1,238
Depreciation and amortization		71		73		142		147

Total expenses		2,458		2,594		5,237		5,586

Operating income		730		775		1,521		1,546
Interest expense		(94)		(94)		(187)		(188)
Interest income		3		2		6		4
Other items, net		6		(6)		11		(8)

Earnings from continuing operations before income taxes and equity in loss of investee companies		645		677		1,351		1,354
Provision for income taxes		(217)		(234)		(451)		(452)
Equity in loss of investee companies, net of tax		(10)		(8)		(20)		(17)

Net earnings from continuing operations		418		435		880		885
Net earnings from discontinued operations, net of tax (Note 3)		21		37		27		30

Net earnings		$439		$472		$907		$915

Basic net earnings per common share:
Net earnings from continuing operations		$.73		$.71		$1.52		$1.44
Net earnings from discontinued operations		$.04		$.06		$.05		$.05
Net earnings		$.77		$.78		$1.57		$1.49
Diluted net earnings per common share:
Net earnings from continuing operations		$.72		$.70		$1.49		$1.40
Net earnings from discontinued operations		$.04		$.06		$.05		$.05
Net earnings		$.76		$.76		$1.54		$1.45
Weighted average number of common shares outstanding:
Basic		570		609		578		615
Diluted		581		624		590		631
Dividends per common share	$	..12	$	..12	$	..24	$	..24

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Net earnings	$439	$472	$907	$915

Other comprehensive income from continuing operations, net of tax:
Cumulative translation adjustments	(1)	2	(8)	3
Amortization of net actuarial loss	7	11	14	22
Change in fair value of cash flow hedges	—	(1)	—	(1)
Unrealized gain on securities	—	—	—	1

Other comprehensive income from continuing operations, net of tax	6	12	6	25
Other comprehensive income (loss) from discontinued operations, net of tax	14	(11)	16	(21)

Total other comprehensive income, net of tax	20	1	22	4

Total comprehensive income	$459	$473	$929	$919

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At June 30, 2014	At December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$261	$368
Receivables, less allowances of $56 (2014) and $60 (2013)	3,002	3,234
Programming and other inventory (Note 4)	940	772
Deferred income tax assets, net	153	152
Prepaid income taxes	45	—
Prepaid expenses	127	109
Other current assets	325	384
Current assets of discontinued operations (Note 3)	539	351

Total current assets	5,392	5,370

Property and equipment	3,144	3,097
Less accumulated depreciation and amortization	1,720	1,624

Net property and equipment	1,424	1,473

Programming and other inventory (Note 4)	1,569	1,697
Goodwill	6,697	6,696
Intangible assets	6,049	6,064
Other assets	2,107	1,963
Assets of discontinued operations (Note 3)	3,078	3,124

Total Assets	$26,316	$26,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$148	$286
Accrued compensation	210	376
Participants' share and royalties payable	948	1,008
Program rights	288	398
Deferred revenues	148	269
Income taxes payable	—	54
Commercial paper (Note 6)	381	475
Current portion of long-term debt (Note 6)	20	20
Accrued expenses and other current liabilities	947	1,067
Current liabilities of discontinued operations (Note 3)	231	254

Total current liabilities	3,321	4,207

Long-term debt (Note 6)	5,846	5,940
Pension and postretirement benefit obligations	1,294	1,327
Deferred income tax liabilities, net	1,436	1,314
Other liabilities	3,094	3,156
Liabilities of discontinued operations (Note 3)	2,051	477
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 39 (2014 and 2013) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 813 (2014) and 801 (2013) shares issued	1	1
Additional paid-in capital	43,990	43,474
Accumulated deficit	(23,983)	(24,890)
Accumulated other comprehensive loss (Note 8)	(523)	(545)

	19,485	18,040
Less treasury stock, at cost; 282 (2014) and 244 (2013) Class B shares	10,484	8,074

Total CBS Corporation Stockholders' Equity	9,001	9,966
Equity attributable to noncontrolling interest	273	—

Total Stockholders' Equity	9,274	9,966

Total Liabilities and Stockholders' Equity	$26,316	$26,387

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,

	2014	2013

Operating Activities:
Net earnings	$907	$915
Less: Net earnings from discontinued operations	27	30

Net earnings from continuing operations	880	885
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	142	147
Stock-based compensation	84	106
Equity in loss of investee companies, net of tax and distributions	28	23
Change in assets and liabilities, net of investing and financing activities	(541)	(152)

Net cash flow provided by operating activities from continuing operations	593	1,009

Net cash flow provided by operating activities from discontinued operations	31	42

Net cash flow provided by operating activities	624	1,051

Investing Activities:
Acquisitions, net of cash acquired	(1)	(20)
Capital expenditures	(69)	(68)
Investments in and advances to investee companies	(64)	(139)
Proceeds from sale of investments	3	18
Proceeds from dispositions	5	1

Net cash flow used for investing activities from continuing operations	(126)	(208)

Net cash flow used for investing activities from discontinued operations	(23)	(22)

Net cash flow used for investing activities	(149)	(230)

Financing Activities:
(Repayments of) proceeds from short-term debt borrowings, net	(94)	452
Repayment of notes	(99)	—
Payment of capital lease obligations	(8)	(9)
Payment of contingent consideration	—	(30)
Dividends	(145)	(155)
Purchase of Company common stock	(2,468)	(1,579)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(145)	(139)
Proceeds from exercise of stock options	192	98
Excess tax benefit from stock-based compensation	204	119
Other financing activities	—	(4)

Net cash flow used for financing activities from continuing operations	(2,563)	(1,247)

Net cash flow provided by financing activities from discontinued operations	2,175	—

Net cash flow used for financing activities	(388)	(1,247)

Net increase (decrease) in cash and cash equivalents	87	(426)
Cash and cash equivalents at beginning of period (includes $29 (2014) and $21 (2013) of discontinued operations cash)	397	708

Cash and cash equivalents at end of period (includes $223 (2014) and $18 (2013) of discontinued operations cash)	$484	$282

Supplemental disclosure of cash flow information
Cash paid for interest from continuing operations	$181	$180
Cash paid for income taxes from continuing operations	$212	$205
Equipment acquired under capitalized leases	$—	$58

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios and CBS Global Distribution Group; CBS Films; and CBS Interactive), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster) and Local Broadcasting (CBS Television Stations and CBS Radio). On April 2, 2014, CBS Outdoor Americas Inc. ("Outdoor Americas"), which had been a subsidiary of the Company, completed an initial public offering ("IPO") through which it sold 23.0 million shares, or approximately 19%, of its common stock. On July 16, 2014, the Company completed the split-off of Outdoor Americas through which the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares, or approximately 81%, of Outdoor Americas common stock that it owned. In addition, during 2013, the Company completed the sale of its outdoor advertising business in Europe ("Outdoor Europe"). Outdoor Americas and Outdoor Europe have been presented as discontinued operations in the Company's consolidated financial statements.

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and market-based performance share units ("PSUs") only in the periods in which such effect would have been dilutive. For each of the three and six months ended June 30, 2014 and 2013, stock options to purchase 2 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2014	2013	2014	2013

Weighted average shares for basic EPS	570	609	578	615
Dilutive effect of shares issuable under stock-based compensation plans	11	15	12	16

Weighted average shares for diluted EPS	581	624	590	631

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants' share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital—For the six months ended June 30, 2014 and 2013, the Company recorded dividends of $139 million and $149 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Recent Pronouncements

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued guidance on the accounting for stock-based compensation when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. Under this guidance such performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance, which is effective for interim and annual periods beginning after December 15, 2015, is not expected to have a material impact on the Company's consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company is currently evaluating the impact of this guidance, which is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption not permitted.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued amended guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under this guidance, only a disposal of a component of an entity or a group of components of an entity that represent a strategic shift that has (or will have) a major effect on the company's operations and financial results should be reported in discontinued operations. The guidance also expands the definition of a discontinued operation to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and disposals of equity method investments that meet the definition of discontinued operations. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

RSUs and PSUs	$35	$32	$69	$63
Stock options and equivalents	9	16	15	43

Stock-based compensation expense, before income taxes	44	48	84	106
Related tax benefit	(17)	(18)	(33)	(41)

Stock-based compensation expense, net of tax benefit	$27	$30	$51	$65

Included in net earnings from discontinued operations is stock-based compensation expense of $3 million and $5 million for the three and six months ended June 30, 2014, respectively, and $2 million and $4 million for the three and six months ended June 30, 2013, respectively.

During the six months ended June 30, 2014, the Company granted 2 million RSUs for CBS Corp. Class B common stock with a weighted average per unit grant date fair value of $65.17. RSU grants during the first six months of 2014 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance goals. Compensation expense is recorded based on the probable outcome of the performance conditions. During the six months ended June 30, 2014, the Company also granted 2 million stock options with a weighted average exercise price of $65.91. Stock option grants during the first six months of 2014 generally vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at June 30, 2014 was $254 million, which is expected to be recognized over a weighted average period of 2.6 years. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2014 was $73 million, which is expected to be recognized over a weighted average period of 2.7 years.

3) DISCONTINUED OPERATIONS

On April 2, 2014, Outdoor Americas completed an IPO through which it sold 23.0 million shares, or approximately 19% of its common stock for $28.00 per share. Proceeds from the IPO aggregated $615 million, net of underwriting discounts and commissions. Upon completion of the IPO, the Company owned 97.0 million shares, or approximately 81% of Outdoor Americas.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through a tax-free split-off. In connection with this transaction, the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. As a result, Outdoor Americas has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. This transaction resulted in a gain of approximately $1.6 billion which will be reflected in discontinued operations in the Company's Consolidated Statement of Operations for the third quarter of 2014.

During 2013, the Company completed the sale of Outdoor Europe which has been presented as a discontinued operation in the Company's consolidated financial statements.

The following table sets forth details of the net earnings from discontinued operations. For the three and six months ended June 30, 2014 and 2013, net earnings from discontinued operations included the operating results of Outdoor Americas. For the three and six months ended June 30, 2013, net earnings from discontinued operations also included the operating results of Outdoor Europe.

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenues from discontinued operations	$334	$472	$622	$874

Earnings from discontinued operations	$40	$53	$54	$45
Income tax provision	(14)	(16)	(22)	(15)

Net earnings from discontinued operations, net of tax	26	37	32	30
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	5	—	5	—

Net earnings from discontinued operations attributable to CBS Corp.	$21	$37	$27	$30

The following table presents the major classes of assets and liabilities of the Company's discontinued operations.

	At June 30, 2014	At December 31, 2013

Current assets	$539	$351
Goodwill	1,865	1,866
Intangible assets	335	366
Net property and equipment	721	763
Other assets	157	129

Total Assets	$3,617	$3,475

Current liabilities	$231	$254
Long-term debt	1,598	13
Other liabilities	453	464

Total Liabilities	$2,282	$731

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Other liabilities of discontinued operations of $453 million and $464 million at June 30, 2014 and December 31, 2013, respectively, primarily include deferred tax liabilities related to Outdoor Americas, tax reserves related to previously disposed businesses and the estimated fair value of guarantee liabilities of approximately $40 million associated with the disposition of Outdoor Europe.

Outdoor Americas Indebtedness

In January 2014, Outdoor Americas borrowed $1.60 billion through an $800 million senior secured term loan credit facility ("Term Loan") and the issuance of $800 million of senior notes through a private placement. The senior notes are comprised of $400 million of 5.25% senior notes due 2022 and $400 million of 5.625% senior notes due 2024. The Term Loan is due in 2021 and bears interest at a rate equal to 2.25% plus the greater of LIBOR or 0.75%. The debt is guaranteed by Outdoor Americas and certain of its domestic subsidiaries.

The net debt proceeds from Outdoor Americas' borrowings were primarily used by CBS Corp. to repurchase shares of CBS Corp. Class B Common Stock through a $1.5 billion accelerated share repurchase ("ASR") transaction.

4) PROGRAMMING AND OTHER INVENTORY

	At June 30, 2014	At December 31, 2013

Program rights	$1,430	$1,331
Television programming:
Released (including acquired libraries)	869	878
In process and other	109	139
Theatrical programming:
Released	25	38
In process and other	25	32
Publishing, primarily finished goods	51	51

Total programming and other inventory	2,509	2,469
Less current portion	940	772

Total noncurrent programming and other inventory	$1,569	$1,697

5) RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone's daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2014, NAI directly or indirectly owned approximately 79.8% of CBS Corp.'s voting Class A Common Stock, and owned approximately 7.0% of CBS Corp.'s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Viacom Inc.    As part of its normal course of business, the Company enters into transactions with Viacom Inc. and its subsidiaries. Through its Entertainment segment, the Company licenses its television products and leases its production facilities to Viacom Inc.'s media networks businesses. In addition, the Company recognizes revenues for advertising spending placed by various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television products in the home entertainment market. The Company's total revenues from these transactions were $48 million and $73 million for the three months ended June 30, 2014 and 2013, respectively, and $83 million and $126 million for the six months ended June 30, 2014 and 2013, respectively.

The Company places advertisements with, leases production facilities from, and purchases other goods and services from various subsidiaries of Viacom Inc. The total amounts for these transactions were $3 million for both the three months ended June 30, 2014 and 2013, and $8 million and $10 million for the six months ended June 30, 2014 and 2013, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company's Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at June 30, 2014 and December 31, 2013.

	At June 30, 2014	At December 31, 2013

Receivables	$65	$84
Other assets (Receivables, noncurrent)	88	115

Total amounts due from Viacom Inc.	$153	$199

Other Related Parties.    The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $26 million and $29 million for the three months ended June 30, 2014 and 2013, respectively, and $63 million and $61 million for the six months ended June 30, 2014 and 2013, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT

The following table sets forth the Company's debt from continuing operations.

	At June 30, 2014	At December 31, 2013

Commercial paper	$381	$475
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,761	5,848
Obligations under capital leases	105	112

Total debt	6,247	6,435
Less commercial paper	381	475
Less current portion of long-term debt	20	20

Total long-term debt, net of current portion	$5,846	$5,940

  (a)
  At June 30, 2014 and December 31, 2013, the senior debt balances included (i) a net unamortized discount of $12 million and $13 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $16 million and $18 million, respectively. The face value of the Company's senior debt was $5.76 billion and $5.84 billion at June 30, 2014 and December 31, 2013, respectively.

Long-term debt of $1.60 billion at June 30, 2014 and $13 million at December 31, 2013, is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets (See Note 3).

On June 14, 2014, the Company redeemed its $99 million of outstanding 8.875% senior notes upon maturity.

Commercial Paper

The Company had outstanding commercial paper borrowings under its $2.0 billion commercial paper program of $381 million at June 30, 2014 and $475 million at December 31, 2013, each at a weighted average interest rate of 0.3% and with maturities of less than thirty days.

Credit Facility

At June 30, 2014, the Company had a $2.0 billion revolving credit facility (the "Credit Facility") which expires in March 2018. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2014, the Company's Consolidated Leverage Ratio was approximately 1.8x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2014, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2014	2013	2014	2013

Components of net periodic cost:
Service cost	$8	$10	$—	$—
Interest cost	59	52	6	6
Expected return on plan assets	(66)	(67)	—	—
Amortization of actuarial losses (gains) (a)	16	22	(5)	(4)

Net periodic cost	$17	$17	$1	$2

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2014	2013	2014	2013

Components of net periodic cost:
Service cost	$16	$20	$—	$—
Interest cost	118	104	12	12
Expected return on plan assets	(132)	(134)	—	—
Amortization of actuarial losses (gains) (a)	32	44	(10)	(8)

Net periodic cost	$34	$34	$2	$4

  (a)
  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

8) STOCKHOLDERS' EQUITY

During the second quarter of 2014, the Company repurchased 7.0 million shares of its Class B Common Stock for $411 million, at an average cost of $58.65 per share, and also received 4.9 million shares of its Class B Common Stock upon the settlement of an ASR transaction that was initiated during the first quarter of 2014. During the six months ended June 30, 2014, the Company repurchased 38.5 million shares of its Class B Common Stock for $2.41 billion, at an average cost of $62.67 per share, leaving $3.02 billion of authorization remaining at June 30, 2014.

During the second quarter of 2014, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock payable on July 1, 2014. The total dividend was $69 million of which $68 million was paid on July 1, 2014 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the six months ended June 30, 2014 were $139 million.

In connection with the IPO of Outdoor Americas (See Note 3), the Company established a noncontrolling interest on the Consolidated Balance Sheet for the carrying value of the 19% public ownership in Outdoor Americas. The excess of the proceeds received from the IPO over the carrying value of the noncontrolling interest was recognized as an increase of $313 million to the Company's additional paid-in capital.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost	Unrealized Gain on Securities	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss

At December 31, 2013	$242	$(729)	$3	$(61)	$(545)

Other comprehensive income (loss) before reclassifications	(8)	—	—	16	8
Reclassifications to net earnings	—	14 (a)	—	—	14

Net other comprehensive income (loss)	(8)	14	—	16	22

At June 30, 2014	$234	$(715)	$3	$(45)	$(523)

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost	Change in Fair Value of Cash Flow Hedges	Unrealized Gain on Securities	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss

At December 31, 2012	$234	$(936)	$—	$2	$131	$(569)

Other comprehensive income (loss) before reclassifications	3	—	(1)	1	(21)	(18)
Reclassifications to net earnings	—	22 (a)	—	—	—	22

Net other comprehensive income (loss)	3	22	(1)	1	(21)	4

At June 30, 2013	$237	$(914)	$(1)	$3	$110	$(565)

  (a)
  See Note 7 for additional details of items reclassified from accumulated other comprehensive income (loss) to net earnings.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $8 million and $14 million for the six months ended June 30, 2014 and 2013, respectively.

9) INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes was $217 million for the three months ended June 30, 2014 and $234 million for the three months ended June 30, 2013, reflecting an effective income tax rate of 33.6%

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

and 34.6%, respectively. For the six months ended June 30, 2014, the provision for income taxes was $451 million compared to $452 million for the six months ended June 30, 2013, reflecting an effective income tax rate of 33.4% for both the six months ended June 30, 2014 and 2013.

The Company is currently under examination by the IRS for the years 2011 and 2012. During 2014 the Company expects to settle an audit in a foreign jurisdiction related to a previously disposed business that is accounted for as a discontinued operation. In addition, various tax years are currently under examination by state and local and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company currently believes that it is reasonably possible that the reserve for uncertain tax positions will decrease within the next twelve months; however, as it is difficult to predict the final outcome of any particular tax matter, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined.

10) COMMITMENTS AND CONTINGENCIES

Guarantees

During 2013, the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to remain as guarantor of Outdoor Europe's franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At June 30, 2014, the total franchise payment obligations under these agreements are estimated to be approximately $257 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheet at June 30, 2014.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2014, the outstanding letters of credit and surety bonds approximated $273 million and were not recorded on the Consolidated Balance Sheet.

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

Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012 ("Canada Actions"); and by an Australian e-book retailer on September 16, 2013, and two former U.S. e-book retailers in March 2014, each in the United States Court for the Southern District of New York ("U.S. Actions"). Simon & Schuster executed an agreement settling the Canada Actions as of May 8, 2014, which is subject to Canadian court approval. Simon & Schuster intends to defend itself in the U.S. Actions.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

June 30, 2014, the Company had pending approximately 43,730 asbestos claims, as compared with approximately 45,150 as of December 31, 2013 and 45,320 as of June 30, 2013. During the second quarter of 2014, the Company received approximately 1,010 new claims and closed or moved to an inactive docket approximately 2,550 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2013 and 2012 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $29 million and $21 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

11) RESTRUCTURING CHARGES

During the year ended December 31, 2013, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $20 million, reflecting $14 million of severance costs and $6 million of costs associated with exiting contractual obligations. As of June 30, 2014, the cumulative amount paid for the 2013 restructuring charges was $14 million, of which $10 million was for the severance costs and $4 million was related to costs associated with contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2014.

	Balance at December 31, 2013	2014 Payments	Balance at June 30, 2014

Entertainment	$8	$(5)	$3
Cable Networks	1	(1)	—
Publishing	1	(1)	—
Local Broadcasting	4	(2)	2
Corporate	1	(1)	—

Total	$15	$(10)	$5

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

The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investments	$85	$—	$—	$85
Foreign currency hedges	—	1	—	1

Total Assets	$85	$1	$—	$86

Liabilities:
Deferred compensation	$—	$258	$—	$258
Guarantees	—	—	40	40
Foreign currency hedges	—	3	—	3

Total Liabilities	$—	$261	$40	$301

At December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investments	$83	$—	$—	$83
Foreign currency hedges	—	3	—	3

Total Assets	$83	$3	$—	$86

Liabilities:
Deferred compensation	$—	$268	$—	$268
Guarantees	—	—	40	40
Foreign currency hedges	—	4	—	4

Total Liabilities	$—	$272	$40	$312

The fair value of investments is determined based on publicly quoted market prices in active markets. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees. The fair value of the guarantee liabilities reflects the premium that would be required to issue such guarantee in a standalone arm's length transaction and is calculated based on an assessment of the probability of the primary obligor's default under the obligation, discounted to its present value. During the six months ended June 30, 2014, the Company determined that changes to the fair value of the guarantee liability were minimal.

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to its long-term debt. At June 30, 2014 and December 31, 2013, the carrying value of the Company's senior debt from continuing operations, was $5.76 billion and $5.85 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $6.85 billion and $6.68 billion, respectively.

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

On July 16, 2014, the Company completed the disposition of Outdoor Americas through a tax-free split-off. As a result, Outdoor Americas has been presented as a discontinued operation in the Company's consolidated financial statements. Prior periods have been reclassified to conform to this presentation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenues:
Entertainment	$1,835	$2,008	$4,138	$4,547
Cable Networks	516	518	1,053	996
Publishing	211	189	364	360
Local Broadcasting	665	698	1,291	1,336
Corporate/Eliminations	(39)	(44)	(88)	(107)

Total Revenues	$3,188	$3,369	$6,758	$7,132

Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Intercompany Revenues:
Entertainment	$39	$42	$85	$104
Local Broadcasting	5	4	8	7

Total Intercompany Revenues	$44	$46	$93	$111

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Segment OIBDA:
Entertainment	$376	$429	$833	$909
Cable Networks	219	207	478	438
Publishing	24	21	37	33
Local Broadcasting	238	255	438	454
Corporate	(56)	(64)	(123)	(141)

Total Segment OIBDA	801	848	1,663	1,693
Depreciation and amortization	(71)	(73)	(142)	(147)

Operating income	730	775	1,521	1,546
Interest expense	(94)	(94)	(187)	(188)
Interest income	3	2	6	4
Other items, net	6	(6)	11	(8)

Earnings from continuing operations before income taxes and equity in loss of investee companies	645	677	1,351	1,354
Provision for income taxes	(217)	(234)	(451)	(452)
Equity in loss of investee companies, net of tax	(10)	(8)	(20)	(17)

Net earnings from continuing operations	418	435	880	885
Net earnings from discontinued operations, net of tax	21	37	27	30

Net earnings	$439	$472	$907	$915

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Operating Income (Loss):
Entertainment	$341	$391	$761	$831
Cable Networks	213	202	467	429
Publishing	23	20	34	30
Local Broadcasting	215	234	394	410
Corporate	(62)	(72)	(135)	(154)

Total Operating Income	$730	$775	$1,521	$1,546

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Depreciation and Amortization:
Entertainment	$35	$38	$72	$78
Cable Networks	6	5	11	9
Publishing	1	1	3	3
Local Broadcasting	23	21	44	44
Corporate	6	8	12	13

Total Depreciation and Amortization	$71	$73	$142	$147

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Stock-based Compensation:
Entertainment	$15	$15	$29	$30
Cable Networks	3	2	5	4
Publishing	1	1	2	2
Local Broadcasting	8	7	15	14
Corporate	17	23	33	56

Total Stock-based Compensation	$44	$48	$84	$106

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Capital Expenditures:
Entertainment	$20	$24	$37	$43
Cable Networks	3	2	5	4
Publishing	1	1	1	1
Local Broadcasting	12	12	20	18
Corporate	5	1	6	2

Total Capital Expenditures	$41	$40	$69	$68

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At June 30, 2014	At December 31, 2013

Assets:
Entertainment	$9,624	$9,657
Cable Networks	2,003	1,968
Publishing	926	1,026
Local Broadcasting	9,554	9,600
Corporate	592	661
Discontinued operations	3,617	3,475

Total Assets	$26,316	$26,387

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

	Statement of Operations For the Three Months Ended June 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$35	$3	$3,150	$—	$3,188

Expenses:
Operating	15	2	1,781	—	1,798
Selling, general and administrative	17	50	522	—	589
Depreciation and amortization	2	3	66	—	71

Total expenses	34	55	2,369	—	2,458

Operating income (loss)	1	(52)	781	—	730
Interest (expense) income, net	(115)	(95)	119	—	(91)
Other items, net	1	(2)	7	—	6

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(113)	(149)	907	—	645
Benefit (provision) for income taxes	39	51	(307)	—	(217)
Equity in earnings (loss) of investee companies, net of tax	513	292	(10)	(805)	(10)

Net earnings from continuing operations	439	194	590	(805)	418
Net earnings from discontinued operations, net of tax	—	—	21	—	21

Net earnings	$439	$194	$611	$(805)	$439

Total comprehensive income	$459	$191	$609	$(800)	$459

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$68	$6	$6,684	$—	$6,758

Expenses:
Operating	31	3	3,885	—	3,919
Selling, general and administrative	32	114	1,030	—	1,176
Depreciation and amortization	3	7	132	—	142

Total expenses	66	124	5,047	—	5,237

Operating income (loss)	2	(118)	1,637	—	1,521
Interest (expense) income, net	(229)	(188)	236	—	(181)
Other items, net	1	(2)	12	—	11

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(226)	(308)	1,885	—	1,351
Benefit (provision) for income taxes	77	105	(633)	—	(451)
Equity in earnings (loss) of investee companies, net of tax	1,056	664	(20)	(1,720)	(20)

Net earnings from continuing operations	907	461	1,232	(1,720)	880
Net earnings (loss) from discontinued operations, net of tax	—	(1)	28	—	27

Net earnings	$907	$460	$1,260	$(1,720)	$907

Total comprehensive income	$929	$456	$1,255	$(1,711)	$929

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended June 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$37	$3	$3,329	$—	$3,369

Expenses:
Operating	17	2	1,873	—	1,892
Selling, general and administrative	14	67	548	—	629
Depreciation and amortization	1	3	69	—	73

Total expenses	32	72	2,490	—	2,594

Operating income (loss)	5	(69)	839	—	775
Interest (expense) income, net	(114)	(91)	113	—	(92)
Other items, net	—	5	(11)	—	(6)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(109)	(155)	941	—	677
Benefit (provision) for income taxes	37	54	(325)	—	(234)
Equity in earnings (loss) of investee companies, net of tax	544	289	(8)	(833)	(8)

Net earnings from continuing operations	472	188	608	(833)	435
Net earnings (loss) from discontinued operations, net of tax	—	(2)	39	—	37

Net earnings	$472	$186	$647	$(833)	$472

Comprehensive income	$473	185	$638	$(823)	$473

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$72	$6	$7,054	$—	$7,132

Expenses:
Operating	34	4	4,163	—	4,201
Selling, general and administrative	31	141	1,066	—	1,238
Depreciation and amortization	3	7	137	—	147

Total expenses	68	152	5,366	—	5,586

Operating income (loss)	4	(146)	1,688	—	1,546
Interest (expense) income, net	(229)	(180)	225	—	(184)
Other items, net	(1)	8	(15)	—	(8)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(226)	(318)	1,898	—	1,354
Benefit (provision) for income taxes	77	109	(638)	—	(452)
Equity in earnings (loss) of investee companies, net of tax	1,064	577	(17)	(1,641)	(17)

Net earnings from continuing operations	915	368	1,243	(1,641)	885
Net earnings (loss) from discontinued operations, net of tax	—	(4)	34	—	30

Net earnings	$915	$364	$1,277	$(1,641)	$915

Comprehensive income	$919	$370	$1,253	$(1,623)	$919

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At June 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$44	$1	$216	$—	$261
Receivables, net	23	2	2,977	—	3,002
Programming and other inventory	4	1	935	—	940
Prepaid expenses and other current assets	183	24	465	(22)	650
Current assets of discontinued operations	—	—	539	—	539

Total current assets	254	28	5,132	(22)	5,392

Property and equipment	39	143	2,962	—	3,144
Less accumulated depreciation and amortization	12	90	1,618	—	1,720

Net property and equipment	27	53	1,344	—	1,424

Programming and other inventory	4	—	1,565	—	1,569
Goodwill	98	62	6,537	—	6,697
Intangible assets	—	—	6,049	—	6,049
Investments in subsidiaries	41,502	11,078	—	(52,580)	—
Other assets	82	16	2,009	—	2,107
Intercompany	—	2,872	21,072	(23,944)	—
Assets of discontinued operations	—	—	3,078	—	3,078

Total Assets	$41,967	$14,109	$46,786	$(76,546)	$26,316

Liabilities and Stockholders' Equity
Accounts payable	$1	$10	$137	$—	$148
Participants' share and royalties payable	—	—	948	—	948
Program rights	4	1	283	—	288
Commercial paper	381	—	—	—	381
Current portion of long-term debt	4	—	16	—	20
Accrued expenses and other current liabilities	319	208	800	(22)	1,305
Current liabilities of discontinued operations	—	—	231	—	231

Total current liabilities	709	219	2,415	(22)	3,321

Long-term debt	5,705	—	141	—	5,846
Other liabilities	2,608	242	2,974	—	5,824
Liabilities of discontinued operations	—	—	2,051	—	2,051
Intercompany	23,944	—	—	(23,944)	—
Stockholders' Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	953	(1,076)	1
Additional paid-in capital	43,990	—	61,678	(61,678)	43,990
Retained earnings (deficit)	(23,983)	13,870	(19,146)	5,276	(23,983)
Accumulated other comprehensive income (loss)	(523)	(14)	121	(107)	(523)

	19,485	13,979	43,732	(57,711)	19,485
Less treasury stock, at cost	10,484	331	4,800	(5,131)	10,484

Total CBS Corp. Stockholders' Equity	9,001	13,648	38,932	(52,580)	9,001
Equity attributable to noncontrolling interest	—	—	273	—	273

Total Stockholders' Equity	9,001	13,648	39,205	(52,580)	9,274

Total Liabilities and Stockholders' Equity	$41,967	$14,109	$46,786	$(76,546)	$26,316

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$80	$1	$287	$—	$368
Receivables, net	30	2	3,202	—	3,234
Programming and other inventory	4	2	766	—	772
Prepaid expenses and other current assets	179	18	474	(26)	645
Current assets of discontinued operations	—	—	351	—	351

Total current assets	293	23	5,080	(26)	5,370

Property and equipment	37	137	2,923	—	3,097
Less accumulated depreciation and amortization	9	83	1,532	—	1,624

Net property and equipment	28	54	1,391	—	1,473

Programming and other inventory	5	—	1,692	—	1,697
Goodwill	98	62	6,536	—	6,696
Intangible assets	—	—	6,064	—	6,064
Investments in subsidiaries	40,454	10,415	—	(50,869)	—
Other assets	89	18	1,856	—	1,963
Intercompany	—	3,240	18,409	(21,649)	—
Assets of discontinued operations	—	—	3,124	—	3,124

Total Assets	$40,967	$13,812	$44,152	$(72,544)	$26,387

Liabilities and Stockholders' Equity
Accounts payable	$1	$8	$277	$—	$286
Participants' share and royalties payable	—	—	1,008	—	1,008
Program rights	5	2	391	—	398
Commercial paper	475	—	—	—	475
Current portion of long-term debt	5	—	15	—	20
Accrued expenses and other current liabilities	361	293	1,138	(26)	1,766
Current liabilities of discontinued operations	—	—	254	—	254

Total current liabilities	847	303	3,083	(26)	4,207

Long-term debt	5,791	—	149	—	5,940
Other liabilities	2,714	317	2,766	—	5,797
Liabilities of discontinued operations	—	—	477	—	477
Intercompany	21,649	—	—	(21,649)	—
Stockholders' Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	953	(1,076)	1
Additional paid-in capital	43,474	—	61,678	(61,678)	43,474
Retained earnings (deficit)	(24,890)	13,410	(20,406)	6,996	(24,890)
Accumulated other comprehensive income (loss)	(545)	(10)	126	(116)	(545)

	18,040	13,523	42,477	(56,000)	18,040
Less treasury stock, at cost	8,074	331	4,800	(5,131)	8,074

Total Stockholders' Equity	9,966	13,192	37,677	(50,869)	9,966

Total Liabilities and Stockholders' Equity	$40,967	$13,812	$44,152	$(72,544)	$26,387

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(334)	$(166)	$1,124	$—	$624

Investing Activities:
Acquisitions, net of cash acquired	—	—	(1)	—	(1)
Capital expenditures	—	(6)	(63)	—	(69)
Investments in and advances to investee companies	—	—	(64)	—	(64)
Proceeds from sale of investments	1	1	1	—	3
Proceeds from dispositions	—	—	5	—	5

Net cash flow provided by (used for) investing activities from continuing operations	1	(5)	(122)	—	(126)

Net cash flow used for investing activities from discontinued operations	—	—	(23)	—	(23)

Net cash flow provided by (used for) investing activities	1	(5)	(145)	—	(149)

Financing Activities:
Repayments of short-term debt borrowings, net	(94)	—	—	—	(94)
Repayment of notes	(99)	—	—	—	(99)
Payment of capital lease obligations	—	—	(8)	—	(8)
Dividends	(145)	—	—	—	(145)
Purchase of Company common stock	(2,468)	—	—	—	(2,468)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(145)	—	—	—	(145)
Proceeds from exercise of stock options	192	—	—	—	192
Excess tax benefit from stock-based compensation	204	—	—	—	204
Increase (decrease) in intercompany	2,852	171	(3,023)	—	—

Net cash flow provided by (used for) financing activities from continuing operations	297	171	(3,031)	—	(2,563)

Net cash flow provided by financing activities from discontinued operations	—	—	2,175	—	2,175

Net cash flow provided by (used for) financing activities	297	171	(856)	—	(388)

Net (decrease) increase in cash and cash equivalents	(36)	—	123	—	87
Cash and cash equivalents at beginning of period (includes $29 of discontinued operations cash)	80	1	316	—	397

Cash and cash equivalents at end of period (includes $223 of discontinued operations cash)	$44	$1	$439	$—	$484

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow (used for) provided by operating activities	$(579)	$(135)	$1,765	$—	$1,051

Investing Activities:
Acquisitions, net of cash acquired	—	—	(20)	—	(20)
Capital expenditures	—	(2)	(66)	—	(68)
Investments in and advances to investee companies	—	—	(139)	—	(139)
Proceeds from sale of investments	15	1	2	—	18
Proceeds from dispositions	—	—	1	—	1

Net cash flow provided by (used for) investing activities from continuing operations	15	(1)	(222)	—	(208)

Net cash flow used for investing activities from discontinued operations	—	—	(22)	—	(22)

Net cash flow provided by (used for) investing activities	15	(1)	(244)	—	(230)

Financing Activities:
Proceeds from short-term debt borrowings, net	452	—	—	—	452
Payment of capital lease obligations	—	—	(9)	—	(9)
Payment of contingent consideration	—	—	(30)	—	(30)
Dividends	(155)	—	—	—	(155)
Purchase of Company common stock	(1,579)	—	—	—	(1,579)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(139)	—	—	—	(139)
Proceeds from exercise of stock options	98	—	—	—	98
Excess tax benefit from stock-based compensation	119	—	—	—	119
Other financing activities	(4)	—	—	—	(4)
Increase (decrease) in intercompany	1,560	136	(1,696)	—	—

Net cash flow provided by (used for) financing activities	352	136	(1,735)	—	(1,247)

Net decrease in cash and cash equivalents	(212)	—	(214)	—	(426)
Cash and cash equivalents at beginning of period (includes $21 of discontinued operations cash)	254	1	453	—	708

Cash and cash equivalents at end of period (includes $18 of discontinued operations cash)	$42	$1	$239	$—	$282

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

Overview

The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable program services, television content production and distribution, motion pictures, consumer publishing, television and radio stations and interactive businesses. The Company's principal strategy is to create and acquire content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company also continues to pursue opportunities to grow its revenue streams, including licensing its content for exhibition on digital and other platforms; expanding the distribution of its content internationally; securing compensation from multichannel video programming distributors and television stations affiliated with the CBS Television Network; and increasingly monetizing content viewership and ratings as industry measurements evolve to reflect changing viewership habits. The Company's continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues and serves to de-risk and diversify the Company's business model.

For the three months ended June 30, 2014, the Company's diluted earnings per share ("EPS") remained flat at $.76 compared to the same prior-year period. Adjusted diluted EPS from continuing operations increased $.03, or 4%, to $.78 for the second quarter of 2014 compared to $.75 for the second quarter of 2013, reflecting lower weighted average shares outstanding due to the Company's ongoing share repurchases, which was partially offset by a decline in operating income. Adjusted diluted EPS from continuing operations assumes the 44.7 million shares of the Company's stock acquired on July 16, 2014 in connection with the split-off of CBS Outdoor Americas Inc. ("Outdoor Americas") were received at the beginning of all periods presented. Adjusted diluted EPS from continuing operations is a non-GAAP financial measure. The Company believes that the presentation of adjusted diluted EPS from continuing operations is meaningful because the weighted average number of common shares outstanding, on an adjusted basis, and net earnings from continuing operations are both on a post-split-off basis. See "Reconciliation of Non-GAAP Financial Information" on pages 39 - 41.

Revenues of $3.19 billion for the second quarter of 2014 decreased 5%, reflecting the absence of the national semifinal games of the NCAA Division I Men's Basketball Championship ("NCAA Tournament") on CBS during the second quarter of 2014, as well as softness in the overall advertising marketplace. Content licensing and distribution revenues decreased 9%, primarily reflecting lower television licensing revenues, while affiliate and subscription fee revenues increased 7%, reflecting increases in cable affiliate fees, retransmission revenues and fees received from CBS Television Network's affiliated television stations ("station affiliation fees"). Operating income of $730 million for the second quarter of 2014 decreased 6% from $775 million for the same prior-year period, driven by the decrease in revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the six months ended June 30, 2014, the Company's diluted EPS of $1.54 increased $.09, or 6%, from $1.45 for the same prior-year period and adjusted diluted EPS from continuing operations of $1.61 for the six months ended June 30, 2014 increased $.10, or 7%, compared to $1.51 for the comparable prior-year period. These increases primarily reflect lower weighted average shares outstanding due to the Company's ongoing share repurchases. The revenue comparison for the first six months of 2014 was negatively impacted by the Super Bowl broadcast on the CBS Television Network in 2013, as well as four fewer NCAA Tournament games broadcast on CBS during 2014. Revenues for the six months ended June 30, 2014 of $6.76 billion decreased 5% compared to the same prior-year period with the entire decrease attributable to the aforementioned noncomparable items. Underlying results reflect 8% growth from affiliate and subscription fee revenues, which was partially offset by a decline in advertising revenues. Operating income of $1.52 billion for the six months ended June 30, 2014 decreased 2% from $1.55 billion for the same prior-year period reflecting the revenue decline, which was substantially offset by lower sport programing costs.

During the second quarter of 2014, the Company repurchased 7.0 million shares of its Class B Common Stock for $411 million, at an average cost of $58.65 per share, and also received 4.9 million shares of its Class B Common Stock upon the settlement of an accelerated share repurchase ("ASR") transaction that was initiated during the first quarter of 2014. During the six months ended June 30, 2014, the Company repurchased 38.5 million shares of its Class B Common Stock for $2.41 billion, at an average cost of $62.67 per share, leaving $3.02 billion of authorization remaining at June 30, 2014.

On August 7, 2014, the Company announced an increase in the amount available under its share repurchase program from $3.0 billion to $6.0 billion, as well as a 25% increase in the quarterly cash dividend on the Company's common stock from $.12 to $.15 per share. This dividend is payable on October 1, 2014, to shareholders of record on September 10, 2014.

Free cash flow for the six months ended June 30, 2014 was $524 million compared to $941 million for the same prior-year period. The Company generated operating cash flow from continuing operations of $593 million for the six months ended June 30, 2014 versus $1.01 billion for the comparable prior-year period. These decreases reflect higher payments for sports programming resulting from the timing of payments under the Company's new agreement with the National Football League ("NFL") and the addition of Thursday night NFL games on CBS beginning in September 2014, as well as the benefit to 2013 from CBS's Super Bowl broadcast. Free cash flow is a non-GAAP financial measure. See "Reconciliation of Non-GAAP Financial Information" on pages 39 - 41 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States ("GAAP"), to free cash flow.

On April 2, 2014, Outdoor Americas completed an initial public offering ("IPO") through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. Proceeds from the IPO aggregated $615 million, net of underwriting discounts and commissions. On July 16, 2014, the Company completed the disposition of its approximately 81% ownership of Outdoor Americas common stock through a tax-free split-off. In connection with this transaction, the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. As a result, Outdoor Americas has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations

Three and Six Months Ended June 30, 2014 versus Three and Six Months Ended June 30, 2013

Revenues

The following tables present the Company's consolidated revenues by type for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2014		2013		$	%

Advertising	$1,636	51%	$1,760	52%	$(124)	(7)%
Content licensing and distribution	903	28	997	30	(94)	(9)
Affiliate and subscription fees	586	19	549	16	37	7
Other	63	2	63	2	—	—

Total Revenues	$3,188	100%	$3,369	100%	$(181)	(5)%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2014		2013		$	%

Advertising	$3,509	52%	$3,939	55%	$(430)	(11)%
Content licensing and distribution	1,976	29	2,005	28	(29)	(1)
Affiliate and subscription fees	1,153	17	1,068	15	85	8
Other	120	2	120	2	—	—

Total Revenues	$6,758	100%	$7,132	100%	$(374)	(5)%

Advertising revenues for the three months ended June 30, 2014 decreased $124 million, or 7%, to $1.64 billion principally driven by the second quarter broadcast of the two semifinals games of the NCAA Tournament on CBS in 2013, but on Turner Broadcasting System, Inc. ("Turner") in 2014, as well as a sluggish advertising market. For the six months ended June 30, 2014, advertising revenues decreased $430 million, or 11%, to $3.51 billion as comparability was impacted by the CBS Television Network's 2013 broadcast of the Super Bowl, which is broadcast on the CBS Television Network once every three years, and two regional final games and the two national semifinals games of the NCAA Tournament, which were broadcast on CBS in 2013, but by Turner in 2014. These noncomparable items negatively impacted the advertising revenue comparison by nine percentage points.

Advertising revenues in the second half of 2014 are expected to benefit from increased political advertising spending for mid-term elections and the broadcast of eight additional NFL games on CBS during 2014, mainly on Thursday nights. The Company recently concluded its upfront advertising sales season for the 2014/2015 television broadcast season, during which a significant portion of advertising spots for CBS Television Network's non-sports programming is sold. Compared to the prior season, the upfront sales included pricing increases for the upcoming season, which runs from the middle of September 2014 through the middle of September 2015, with lower overall volume, resulting in more advertising spots available in the scatter advertising market, when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. Overall advertising revenues for

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the Company will be dependent on ratings for its programming and demand in the overall advertising marketplace.

Content licensing and distribution revenues for the three months ended June 30, 2014 decreased $94 million, or 9%, to $903 million principally due to the timing of licensing the Company's television programming. For the six months ended June 30, 2014, content licensing and distribution revenues decreased $29 million, or 1%, to $1.98 billion reflecting lower syndication revenues which was offset by an increase in revenues from the licensing of television programming for digital streaming. Content licensing and distribution revenues for the remainder of 2014 are expected to benefit from the first-cycle domestic syndication availability of Hawaii Five-O; however, revenue comparisons to 2013 may be impacted by fluctuations resulting from the timing of the availability of television series for multi-year licensing agreements, as television license fee revenues are recognized at the beginning of the license period in which programs are made available for exhibition.

Affiliate and subscription fees increased $37 million, or 7%, to $586 million for the three months ended June 30, 2014 and for the six months ended June 30, 2014 increased $85 million, or 8%, to $1.15 billion. These increases were principally driven by growth in retransmission revenues, station affiliation fees and Cable Networks affiliate fees. The increase in Cable Networks affiliate fees reflects rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks as well as growth in telecommunications ("Telco") subscriptions. For the remainder of 2014, the Company expects continued growth in retransmission revenues, station affiliation fees and cable affiliate fees, however, quarterly comparisons will fluctuate based on the timing of pay-per-view boxing events.

International Revenues

The Company generated approximately 12% and 18% of its total revenues from international regions for the three months ended June 30, 2014 and 2013, respectively, and generated approximately 14% and 15% of its total revenues from international regions for the six months ended June 30, 2014 and 2013, respectively.

Operating Expenses

The following tables present the Company's consolidated operating expenses by type for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2014		2013		$	%

Programming	$558	31%	$644	34%	$(86)	(13)%
Production	556	31	587	31	(31)	(5)
Participation, distribution and royalty	311	17	285	15	26	9
Other	373	21	376	20	(3)	(1)

Total Operating Expenses	$1,798	100%	$1,892	100%	$(94)	(5)%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2014		2013		$	%

Programming	$1,405	36%	$1,646	39%	$(241)	(15)%
Production	1,187	30	1,236	29	(49)	(4)
Participation, distribution and royalty	606	16	583	14	23	4
Other	721	18	736	18	(15)	(2)

Total Operating Expenses	$3,919	100%	$4,201	100%	$(282)	(7)%

Programming expenses for the three months ended June 30, 2014 decreased $86 million, or 13%, to $558 million from $644 million for the same prior-year period, driven by lower sports programming costs as the two national semifinal games of the NCAA Tournament were broadcast on the CBS Television Network in 2013, but not in 2014, and lower acquired television programming costs. For the six months ended June 30, 2014, programming expenses decreased $241 million, or 15%, to $1.41 billion from $1.65 billion for the same prior-year period, primarily reflecting lower sports programming costs associated with the CBS Television Network's 2013 broadcast of the Super Bowl and the broadcast of four fewer NCAA Tournament games on the CBS Television Network in 2014. These decreases were partially offset by a higher investment in acquired television programming. During the second half of 2014, sports programming expenses are expected to be higher reflecting the broadcast of eight additional NFL games on CBS, mainly on Thursday nights, as well as increases associated with the Company's new agreement with the NFL.

Production expenses decreased $31 million, or 5%, to $556 million for the three months ended June 30, 2014 and decreased $49 million, or 4%, to $1.19 billion for the six months ended June 30, 2014, primarily reflecting lower costs associated with the decrease in revenues from the licensing of television programming. The decrease for the six-month period is also driven by lower production costs associated with the mix of titles licensed under television licensing arrangements.

Participation, distribution and royalty expenses for the three months ended June 30, 2014 increased $26 million, or 9%, to $311 million and for the six months ended June 30, 2014, increased $23 million, or 4%, to $606 million compared with the same prior-year periods. These increases were principally due to higher participations associated with the mix of titles licensed under television licensing arrangements.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $40 million, or 6%, to $589 million for the three months ended June 30, 2014, and decreased $62 million, or 5%, to $1.18 billion for the six months ended June 30, 2014. These decreases primarily reflected lower compensation expense, including lower stock-based compensation driven by changes in the Company's stock price. SG&A expenses as a percentage of revenues for the three and six months ended June 30, 2014 were 18% and 17%, respectively, versus 19% and 17% for the same prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation and Amortization

For the three months ended June 30, 2014, depreciation and amortization decreased $2 million, or 3%, to $71 million and for the six months ended June 30, 2014, depreciation and amortization decreased $5 million, or 3%, to $142 million.

Interest Expense

For the three months ended June 30, 2014, interest expense remained flat at $94 million and for the six months ended June 30, 2014, interest expense decreased $1 million, or 1%, to $187 million compared to the same prior-year periods. The Company had $5.87 billion of long-term debt outstanding at June 30, 2014 and $5.97 billion of long-term debt outstanding at June 30, 2013 at weighted average interest rates of 5.9% and 6.0%, respectively. At June 30, 2014 and June 30, 2013, the Company also had outstanding commercial paper of $381 million and $453 million, respectively, each at a weighted average interest rate of 0.3%.

Interest Income

For the three months ended June 30, 2014, interest income increased $1 million to $3 million and for the six months ended June 30, 2014, interest income increased $2 million to $6 million.

Other Items, Net

For all periods presented, "Other items, net" primarily consisted of foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes was $217 million for the three months ended June 30, 2014 and $234 million for the three months ended June 30, 2013, reflecting an effective income tax rate of 33.6% and 34.6%, respectively. For the six months ended June 30, 2014, the provision for income taxes was $451 million compared to $452 million for the six months ended June 30, 2013, reflecting an effective income tax rate of 33.4% for both the six months ended June 30, 2014 and 2013.

Equity in Loss of Investee Companies, Net of Tax

Equity in loss of investee companies reflects the Company's share of the operating results of its equity investments. For the three months ended June 30, 2014, equity in loss of investee companies, net of tax, increased $2 million to a loss of $10 million and for the six months ended June 30, 2014, increased $3 million to a loss of $20 million compared to the same prior-year periods.

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

Net earnings from continuing operations of $418 million for the three months ended June 30, 2014 decreased $17 million, or 4%, versus $435 million for the same prior-year period and net earnings from continuing operations of $880 million for the six months ended June 30, 2014 decreased $5 million, or 1%, versus $885 million for the same prior-year period. These decreases were driven by the decline in operating income. Diluted EPS from continuing operations increased $.02 to $.72 for the second quarter of 2014 and increased $.09 to $1.49 for the six months ended June 30, 2014 compared to the same prior-year periods, reflecting lower weighted average shares outstanding resulting from the Company's share repurchase program.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings from Discontinued Operations

On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through a tax-free split-off. As a result, Outdoor Americas has been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

During 2013, the Company completed the sale of Outdoor Europe which has been presented as a discontinued operation in the Company's consolidated financial statements.

The following table sets forth details of the net earnings from discontinued operations. For the three and six months ended June 30, 2014 and 2013, net earnings from discontinued operations included the operating results of Outdoor Americas. For the three and six months ended June 30, 2013, net earnings from discontinued operations also included the operating results of Outdoor Europe.

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenues from discontinued operations	$334	$472	$622	$874

Earnings from discontinued operations	$40	$53	$54	$45
Income tax provision	(14)	(16)	(22)	(15)

Net earnings from discontinued operations, net of tax	26	37	32	30
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	5	—	5	—

Net earnings from discontinued operations attributable to CBS Corp.	$21	$37	$27	$30

Net Earnings and Diluted EPS

For the three months ended June 30, 2014, net earnings of $439 million decreased $33 million, or 7%, from $472 million for the same prior-year period and diluted EPS remained flat at $.76 per diluted share for the three months ended June 30, 2014 compared to the same prior-year period. For the six months ended June 30, 2014, net earnings of $907 million decreased 1% from $915 million for the same prior-year period, and diluted EPS of $1.54 per diluted share increased $.09, or 6%, from $1.45 per diluted share for the same prior-year period.

Reconciliation of Non-GAAP Financial Information

Adjusted Diluted EPS from Continuing Operations

The following table sets forth adjusted diluted EPS from continuing operations for the three and six months ended June 30, 2014 and 2013, and diluted EPS from continuing operations, the most directly comparable GAAP measure. Adjusted diluted EPS from continuing operations assumes that the split-off of Outdoor Americas occurred at the beginning of all periods presented and therefore assumes a 45 million reduction to the weighted average number of common shares outstanding. Management believes that the presentation of adjusted diluted EPS from continuing operations is meaningful because the weighted average number of common shares outstanding, on an adjusted basis, and net earnings from continuing operations are both on a post-split-off basis.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,

	2014		2013		2014	2013

Net earnings from continuing operations		$418		$435	$880	$885

Diluted EPS from continuing operations	$	..72	$	..70	$1.49	$1.40
Weighted average number of diluted common shares outstanding		581		624	590	631
Adjusted diluted EPS from continuing operations (a)	$	..78	$	..75	$1.61	$1.51
Adjusted weighted average number of diluted common shares outstanding		536		579	545	586

  (a)
  Adjusted diluted EPS from continuing operations is calculated as net earnings from continuing operations divided by adjusted weighted average number of diluted common shares outstanding.

Free Cash Flow

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents a reconciliation of the Company's net cash flow provided by operating activities to free cash flow.

	Six Months Ended June 30,
	2014	2013

Net cash flow provided by operating activities	$624	$1,051
Capital expenditures	(69)	(68)
Exclude net cash flow provided by operating activities from discontinued operations	31	42

Free cash flow	$524	$941

Segment Results of Operations

The following tables present the Company's revenues, segment operating income (loss) before depreciation and amortization ("OIBDA"), restructuring charges and impairment charges ("Segment OIBDA"), operating income (loss), and depreciation and amortization by segment, for the three and six months ended June 30, 2014 and 2013. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board ("FASB") guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net earnings is presented in Note 13 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenues:
Entertainment	$1,835	$2,008	$4,138	$4,547
Cable Networks	516	518	1,053	996
Publishing	211	189	364	360
Local Broadcasting	665	698	1,291	1,336
Corporate/Eliminations	(39)	(44)	(88)	(107)

Total Revenues	$3,188	$3,369	$6,758	$7,132

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Segment OIBDA:
Entertainment	$376	$429	$833	$909
Cable Networks	219	207	478	438
Publishing	24	21	37	33
Local Broadcasting	238	255	438	454
Corporate	(56)	(64)	(123)	(141)

Total Segment OIBDA	801	848	1,663	1,693
Depreciation and amortization	(71)	(73)	(142)	(147)

Total Operating Income	$730	$775	$1,521	$1,546

Operating Income (Loss):
Entertainment	$341	$391	$761	$831
Cable Networks	213	202	467	429
Publishing	23	20	34	30
Local Broadcasting	215	234	394	410
Corporate	(62)	(72)	(135)	(154)

Total Operating Income	$730	$775	$1,521	$1,546

Depreciation and Amortization:
Entertainment	$35	$38	$72	$78
Cable Networks	6	5	11	9
Publishing	1	1	3	3
Local Broadcasting	23	21	44	44
Corporate	6	8	12	13

Total Depreciation and Amortization	$71	$73	$142	$147

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Films and CBS Interactive)

(Contributed 58% and 61% to consolidated revenues for the three and six months ended June 30, 2014, respectively, versus 60% and 64% for the comparable prior-year periods and 47% and 50% to consolidated operating income for the three and six months ended June 30, 2014, respectively, versus 50% and 54% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenues	$1,835	$2,008	$4,138	$4,547

Segment OIBDA	$376	$429	$833	$909
Depreciation and amortization	(35)	(38)	(72)	(78)

Operating income	$341	$391	$761	$831

Segment OIBDA as a % of revenues	20%	21%	20%	20%
Operating income as a % of revenues	19%	19%	18%	18%
Capital expenditures	$20	$24	$37	$43

Three Months Ended June 30, 2014 and 2013

For the three months ended June 30, 2014, Entertainment revenues decreased $173 million, or 9%, to $1.84 billion from $2.01 billion for the same prior-year period reflecting a 13% decrease in content licensing and distribution revenues, driven by the timing of the Company's syndication sales, and lower advertising revenues, partially offset by growth in affiliate and subscription fee revenues. Advertising revenues decreased 7% reflecting the broadcast of two fewer NCAA Tournament games by the CBS Television Network in 2014, as well as softness in the marketplace.

For the three months ended June 30, 2014, Entertainment OIBDA decreased $53 million, or 12%, to $376 million from $429 million for the same prior-year period, driven by the decline in revenue.

Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, Entertainment revenues decreased $409 million, or 9%, to $4.14 billion from $4.55 billion for the same prior-year period reflecting lower advertising revenues and content licensing and distribution revenues, partially offset by growth in affiliate and subscription fee revenues. Advertising revenues decreased 14%, mainly driven by the CBS Television Network's 2013 broadcast of the Super Bowl, which is broadcast on CBS once every three years, and four fewer NCAA Tournament games broadcast on CBS in the first half of 2014. Content licensing and distribution revenues decreased 3%, reflecting the timing of television licensing revenues which resulted in lower syndication revenues, partially offset by an increase in revenues from the licensing of television programming for digital streaming.

For the six months ended June 30, 2014, Entertainment OIBDA decreased $76 million, or 8%, to $833 million from $909 million for the same prior-year period, primarily reflecting the absence of profits associated with the 2013 broadcast of the Super Bowl and softness in the advertising marketplace.

For the remainder of 2014, results are expected to benefit from incremental affiliate and subscription fees and revenues from the first-cycle domestic availability of Hawaii Five-0. Beginning in the third

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

quarter of 2014, comparability will be impacted by revenue growth and cost increases associated with the broadcast of eight additional NFL games on CBS, mainly on Thursday nights.

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

(Contributed 16% to consolidated revenues for both three and six months ended June 30, 2014 versus 15% and 14% for the comparable prior-year periods and 29% and 31% to consolidated operating income for the three and six months ended June 30, 2014, respectively, versus 26% and 28% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenues	$516	$518	$1,053	$996

Segment OIBDA	$219	$207	$478	$438
Depreciation and amortization	(6)	(5)	(11)	(9)

Operating income	$213	$202	$467	$429

Segment OIBDA as a % of revenues	42%	40%	45%	44%
Operating income as a % of revenues	41%	39%	44%	43%
Capital expenditures	$3	$2	$5	$4

Three Months Ended June 30, 2014 and 2013

For the three months ended June 30, 2014, Cable Networks revenues decreased $2 million to $516 million from $518 million for the same prior-year period, primarily driven by a decrease associated with the timing of international licensing revenues offset by growth in affiliate revenues. The increase in affiliate revenues reflects rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks, as well as growth in Telco subscriptions. As of June 30, 2014 subscriptions totaled 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 55 million for CBS Sports Network and 30 million for Smithsonian Networks.

For the three months ended June 30, 2014, Cable Networks OIBDA increased $12 million, or 6%, to $219 million from $207 million for the same prior-year period primarily due to growth in affiliate revenues and lower programming costs.

Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, Cable Networks revenues increased $57 million, or 6%, to $1.05 billion from $996 million for the same prior-year period primarily driven by higher affiliate revenues reflecting rate increases and growth in Telco subscriptions. Revenue growth also reflects higher licensing revenues from the digital streaming of Showtime original series, mainly Dexter, and revenues from the distribution of one additional pay-per-view boxing event in 2014 compared to 2013.

For the six months ended June 30, 2014, Cable Networks OIBDA increased $40 million, or 9%, to $478 million from $438 million for the same prior-year period, primarily due to the revenue growth partially offset by higher programming costs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

(Contributed 7% and 5% to consolidated revenues for the three and six months ended June 30, 2014, respectively, versus 6% and 5% for the comparable prior-year periods and 3% and 2% to consolidated operating income for each of the three and six months ended June 30, 2014 and 2013, respectively.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenues	$211	$189	$364	$360

Segment OIBDA	$24	$21	$37	$33
Depreciation and amortization	(1)	(1)	(3)	(3)

Operating income	$23	$20	$34	$30

Segment OIBDA as a % of revenues	11%	11%	10%	9%
Operating income as a % of revenues	11%	11%	9%	8%
Capital expenditures	$1	$1	$1	$1

Three Months Ended June 30, 2014 and 2013

For the three months ended June 30, 2014, Publishing revenues increased $22 million, or 12%, to $211 million from $189 million for the same prior-year period primarily driven by higher print book sales. Digital book sales represented 25% of Publishing's total revenues for the second quarter of 2014. Best-selling titles in the second quarter included Hard Choices by Hillary Rodham Clinton and City of Heavenly Fire by Cassandra Clare.

For the three months ended June 30, 2014, Publishing OIBDA increased $3 million, or 14%, to $24 million from $21 million for the same prior-year period. This increase was primarily due to the revenue growth which was partially offset by higher royalty costs.

Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, Publishing revenues increased $4 million, or 1%, to $364 million from $360 million for the same prior-year period mainly reflecting higher revenues from distribution services.

For the six months ended June 30, 2014, Publishing OIBDA increased $4 million, or 12%, to $37 million from $33 million for the same prior-year period, principally reflecting the growth in revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

(Contributed 21% to consolidated revenues for each of the three months ended June 30, 2014 and 2013 and 19% to consolidated revenues for each of the six months ended June 30, 2014 and 2013, and 29% and 26% to consolidated operating income for the three and six months ended June 30, 2014, respectively, versus 30% and 27% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenues	$665	$698	$1,291	$1,336

Segment OIBDA	$238	$255	$438	$454
Depreciation and amortization	(23)	(21)	(44)	(44)

Operating income	$215	$234	$394	$410

Segment OIBDA as a % of revenues	36%	37%	34%	34%
Operating income as a % of revenues	32%	34%	31%	31%
Capital expenditures	$12	$12	$20	$18

Three Months Ended June 30, 2014 and 2013

For the three months ended June 30, 2014, Local Broadcasting revenues decreased $33 million, or 5%, to $665 million from $698 million for the same prior-year period, mainly reflecting softness in the advertising marketplace, partially offset by an increase in affiliate and subscription fee revenues. CBS Television Stations revenues decreased 6% with three percentage points of the decrease attributable to the nonrenewal of a sports programming contract and the absence of the broadcast of the semifinals of the NCAA Tournament on CBS in 2014. CBS Radio revenues were down 3%.

For the three months ended June 30, 2014, Local Broadcasting OIBDA decreased $17 million, or 7%, to $238 million from $255 million for the same prior-year period, primarily reflecting the decrease in revenues which was partially offset by lower programming costs.

Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, Local Broadcasting revenues decreased $45 million, or 3%, to $1.29 billion from $1.34 billion for the same prior-year period. CBS Television Stations revenues decreased 5%, primarily driven by the benefit to 2013 from the Super Bowl broadcast on CBS, the broadcast of four fewer NCAA Tournament games on CBS during 2014 compared to 2013, and softness in the advertising marketplace, partially offset by higher affiliate and subscription fee revenues. CBS Radio revenues decreased 1%.

For the six months ended June 30, 2014, Local Broadcasting OIBDA decreased $16 million, or 4%, to $438 million from $454 million for the same prior-year period, reflecting the decline in revenues, partially offset by lower programming costs, mainly for sports.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate

Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended June 30, 2014, corporate expenses decreased $10 million, or 14%, to $62 million from $72 million for the same prior-year period, and for the six months ended June 30, 2014, corporate expenses decreased $19 million, or 12%, to $135 million from $154 million for the same prior-year period. These decreases principally reflected lower compensation, including a decline in stock-based compensation associated with changes in the Company's stock price.

Financial Position

Current assets increased by $22 million to $5.39 billion at June 30, 2014 from $5.37 billion at December 31, 2013, primarily due to an increase in cash of $87 million, including both continuing and discontinued operations, and higher prepaid program rights from the timing of payments for sports programming, partially offset by a decrease associated with the broadcast of entertainment programs and a decrease in receivables reflecting the seasonality of the Company's businesses. The allowance for doubtful accounts as a percentage of receivables was 1.8% at both June 30, 2014 and December 31, 2013.

Net property and equipment of $1.42 billion at June 30, 2014 decreased $49 million from $1.47 billion at December 31, 2013, primarily reflecting depreciation expense of $125 million, partially offset by capital expenditures of $69 million.

Other assets increased by $144 million to $2.11 billion at June 30, 2014 from $1.96 billion at December 31, 2013, primarily reflecting an increase in long-term receivables associated with revenues from television licensing agreements.

Current liabilities decreased by $886 million to $3.32 billion at June 30, 2014 from $4.21 billion at December 31, 2013, primarily driven by decreases in accounts payable and accrued compensation from the timing of payments, lower television programming liabilities from the seasonality of the Company's business, a decline in deferred revenues and lower commercial paper borrowings.

Long-term debt decreased $94 million to $5.85 billion at June 30, 2014 from $5.94 billion at December 31, 2013 reflecting the redemption of the Company's outstanding 8.875% senior notes upon maturity.

Other liabilities decreased $62 million to $3.09 billion at June 30, 2014 from $3.16 billion at December 31, 2013, primarily driven by lower residual liabilities of previously disposed businesses.

Liabilities of discontinued operations increased $1.57 billion to $2.05 billion at June 30, 2014 from $477 million at December 31, 2013, primarily reflecting Outdoor Americas' long-term debt borrowings in 2014.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows

Cash and cash equivalents increased by $87 million for the six months ended June 30, 2014 and decreased by $426 million for the six months ended June 30, 2013. The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2014	2013

Cash provided by operating activities from:
Continuing operations	$593	$1,009
Discontinued operations	31	42

Cash provided by operating activities	624	1,051

Cash used for investing activities from:
Continuing operations	(126)	(208)
Discontinued operations	(23)	(22)

Cash used for investing activities	(149)	(230)

Cash (used for) provided by financing activities from:
Continuing operations	(2,563)	(1,247)
Discontinued operations	2,175	—

Cash used for financing activities	(388)	(1,247)

Net increase (decrease) in cash and cash equivalents	$87	$(426)

Operating Activities.    For the six months ended June 30, 2014 cash provided by operating activities from continuing operations decreased $416 million to $593 million from $1.01 billion for the same prior-year period reflecting higher payments for sports programming resulting from the timing of payments under the Company's new agreement with the NFL and the addition of Thursday night NFL games on CBS beginning in September 2014, as well as the benefit to 2013 from CBS's Super Bowl broadcast. Included in operating cash flows for 2013 is a pension contribution of $150 million to pre-fund the Company's qualified pension plans.

Investing Activities.    Cash used for investing activities from continuing operations of $126 million for the six months ended June 30, 2014 principally reflected capital expenditures of $69 million and investments in investee companies of $64 million, primarily in domestic and international television joint ventures. Cash used for investing activities from continuing operations of $208 million for the six months ended June 30, 2013 principally reflected capital expenditures of $68 million and investments in investee companies of $139 million, mainly for the Company's investment in TVGN (TV Guide Network) as well as its other domestic and international television joint ventures.

Financing Activities.    Cash used for financing activities from continuing operations of $2.56 billion for the six months ended June 30, 2014 principally reflected the repurchase of CBS Corp. Class B Common Stock for $2.47 billion and dividend payments of $145 million. Cash used for financing activities from continuing operations of $1.25 billion for the six months ended June 30, 2013 principally reflected the repurchase of CBS Corp. Class B Common Stock for $1.58 billion and the payment of employee payroll taxes in lieu of issuing shares for restricted stock unit vests of $139 million, partially offset by proceeds from short-term borrowings of $452 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash provided by financing activities from discontinued operations of $2.18 billion for the six months ended June 30, 2014 principally reflected net proceeds from Outdoor Americas long-term debt borrowings and IPO.

Repurchase of Company Stock and Cash Dividends

During the second quarter of 2014, the Company repurchased 7.0 million shares of its Class B Common Stock for $411 million, at an average cost of $58.65 per share, and also received 4.9 million shares of its Class B Common Stock upon the settlement of an ASR transaction that was initiated during the first quarter of 2014. During the six months ended June 30, 2014, the Company repurchased 38.5 million shares of its Class B Common Stock for $2.41 billion, at an average cost of $62.67 per share, leaving $3.02 billion of authorization remaining at June 30, 2014.

On August 7, 2014, the Company announced an increase in the amount available under its share repurchase program from $3.0 billion to $6.0 billion.

During the second quarter of 2014, the Company declared a quarterly cash dividend of $.12 per share on its Class A and Class B Common Stock payable on July 1, 2014. The total dividend was $69 million of which $68 million was paid on July 1, 2014 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the six months ended June 30, 2014 were $139 million.

On August 7, 2014, the Company announced a 25% increase in the quarterly cash dividend on the Company's common stock from $.12 to $.15 per share. The dividend is payable on October 1, 2014 to shareholders of record on September 10, 2014.

Capital Structure

The following table sets forth the Company's debt from continuing operations.

	At June 30, 2014	At December 31, 2013

Commercial paper	$381	$475
Senior debt (1.95% – 8.875% due 2014 – 2042) (a)	5,761	5,848
Obligations under capital leases	105	112

Total debt	6,247	6,435
Less commercial paper	381	475
Less current portion of long-term debt	20	20

Total long-term debt, net of current portion	$5,846	$5,940

  (a)
  At June 30, 2014 and December 31, 2013, the senior debt balances included (i) a net unamortized discount of $12 million and $13 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $16 million and $18 million, respectively. The face value of the Company's senior debt was $5.76 billion and $5.84 billion at June 30, 2014 and December 31, 2013, respectively.

Long-term debt of $1.60 billion at June 30, 2014 and $13 million at December 31, 2013, is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets (See Note 3 to the consolidated financial statements).

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On June 14, 2014, the Company redeemed its $99 million of outstanding 8.875% senior notes upon maturity.

Commercial Paper

The Company had outstanding commercial paper borrowings under its $2.0 billion commercial paper program of $381 million at June 30, 2014 and $475 million at December 31, 2013, each at a weighted average interest rate of 0.3% and with maturities of less than thirty days.

Credit Facility

At June 30, 2014, the Company had a $2.0 billion revolving credit facility (the "Credit Facility") which expires in March 2018. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2014, the Company's Consolidated Leverage Ratio was approximately 1.8x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2014, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company's operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, interest payments, and pension funding obligations. The Company's investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under the Credit Facility, which had $1.99 billion of remaining availability at June 30, 2014, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

The Company's funding for short-term and long-term obligations will come primarily from cash flows from operating activities. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to the Company, the existing Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. The Company routinely assesses its capital structure and opportunistically enters into transactions to lower its interest expense, which could result in a charge from the early extinguishment of debt.

Funding for the Company's long-term debt obligations due over the next five years of $900 million is expected to come from cash generated from operating activities and the Company's ability to access capital markets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On August 7, 2014, the Company announced an increase to the amount available under its share repurchase program from $3.0 billion to $6.0 billion. Share repurchases under the program are expected to be funded over time by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.

Guarantees

During 2013, the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to remain as guarantor of Outdoor Europe's franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At June 30, 2014, the total franchise payment obligations under these agreements are estimated to be approximately $257 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in "Liabilities of discontinued operations" on the Consolidated Balance Sheet at June 30, 2014.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2014, the outstanding letters of credit and surety bonds approximated $273 million and were not recorded on the Consolidated Balance Sheet.

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

Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012 ("Canada Actions"); and by an Australian e-book retailer on September 16, 2013, and two former U.S. e-book retailers in March 2014, each in the United States Court for the Southern District of New York ("U.S. Actions"). Simon & Schuster executed an agreement settling the Canada Actions as of May 8, 2014, which is subject to Canadian court approval. Simon & Schuster intends to defend itself in the U.S. Actions.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2014, the Company had pending approximately 43,730 asbestos claims, as compared with approximately 45,150 as of December 31, 2013 and 45,320 as of June 30, 2013. During the second quarter of 2014, the Company received approximately 1,010 new claims and closed or moved to an inactive docket approximately 2,550 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company's total costs for the years 2013 and 2012 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $29 million and $21 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties

For a discussion of related parties, see Note 5 to the consolidated financial statements.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will," "may," "could" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the impact of union activity, including possible strikes or work stoppages or the Company's inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

PART II – OTHER INFORMATION

Item 1A.    Risk Factors.

The following updates the entire corresponding risk factor included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Piracy of the Company's Programming and Other Content, Including Digital Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

Piracy of programming (including motion pictures), books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of such programming and other content into digital formats, which facilitate the creation, transmission and sharing of high quality unauthorized copies of the Company's content. Recent technological advances, which facilitate the streaming of programming via the Internet to television screens and other devices, may increase piracy. The proliferation of unauthorized access to programming has an adverse effect on the Company's businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate, evolve and present challenges for enforcement. Various litigation is pending regarding entities that stream the Company's broadcast content without obtaining the consent of or paying compensation to the Company. The U.S. Supreme Court granted certiorari to hear a case involving a challenge by major broadcasters to one such entity and, on June 25, 2014, issued a decision in favor of the broadcasters, finding a violation of their public performance rights under the Copyright Act. Failure of legal protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company's enforcement costs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company's common stock and since then, various increases to such amount have been approved and announced. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended June 30, 2014 under such share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization

April 1, 2014 – April 30, 2014	8.2	(a)	8.2	$3,239
May 1, 2014 – May 31, 2014	3.0	$57.67	3.0	$3,065
June 1, 2014 – June 30, 2014	.7	$60.31	.7	$3,020

Total	11.9	(b)	11.9	$3,020

(a)
During April 2014, the Company repurchased 3.3 million shares of CBS Corp. Class B Common Stock at an average price of $59.19 per share and also received 4.9 million shares of CBS Corp. Class B Common Stock upon the settlement of an accelerated share repurchase ("ASR") transaction initiated during the first quarter of 2014.

(b)
The Company's total repurchases includes 7.0 million shares of CBS Corp. Class B Common Stock that were purchased on the open market for $411 million, at an average price of $58.65 per share, and 4.9 million shares that were received upon the settlement of an ASR.

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

CBS CORPORATION (Registrant)
Date: August 7, 2014	/s/ JOSEPH R. IANNIELLO Joseph R. Ianniello Chief Operating Officer
Date: August 7, 2014	/s/ LAWRENCE LIDING Lawrence Liding Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

(4)		Instruments defining the rights of security holders, including indentures.
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