Form 10-Q
period 2014-09-30
CBS CORP
filed 2014-11-05
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding at October 31, 2014:
Class A Common Stock, par value $.001 per share—37,849,903
Class B Common Stock, par value $.001 per share—480,424,203

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$3,367	$3,302	$10,125	$10,434
Expenses:
Operating	1,936	1,801	5,855	6,002
Selling, general and administrative	617	667	1,793	1,905
Restructuring charges (Note 12)	26	—	26	—
Impairment charge (Note 5)	52	—	52	—
Depreciation and amortization	68	70	210	217
Total expenses	2,699	2,538	7,936	8,124
Operating income	668	764	2,189	2,310
Interest expense	(89)	(93)	(276)	(281)
Interest income	4	2	10	6
Loss on early extinguishment of debt (Note 7)	(352)	—	(352)	—
Other items, net	(21)	6	(10)	(2)
Earnings from continuing operations before income taxes and equity in loss of investee companies	210	679	1,561	2,033
Provision for income taxes	(110)	(226)	(561)	(678)
Equity in loss of investee companies, net of tax	(28)	(22)	(48)	(39)
Net earnings from continuing operations	72	431	952	1,316
Net earnings from discontinued operations, net of tax (Note 3)	1,567	63	1,594	93
Net earnings	$1,639	$494	$2,546	$1,409

Basic net earnings per common share:
Net earnings from continuing operations	$.14	$.71	$1.69	$2.15
Net earnings from discontinued operations	$2.95	$.10	$2.84	$.15
Net earnings	$3.08	$.82	$4.53	$2.31

Diluted net earnings per common share:
Net earnings from continuing operations	$.13	$.70	$1.66	$2.10
Net earnings from discontinued operations	$2.90	$.10	$2.78	$.15
Net earnings	$3.03	$.80	$4.44	$2.25

Weighted average number of common shares outstanding:
Basic	532	603	562	611
Diluted	541	618	574	627

Dividends per common share	$.15	$.12	$.39	$.36
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$1,639	$494	$2,546	$1,409
Other comprehensive income from continuing operations, net of tax:
Cumulative translation adjustments	—	5	(7)	5
Amortization of net actuarial loss	6	10	20	32
Changes in fair value of cash flow hedges	—	1	—	—
Unrealized gains on securities	—	—	—	1
Other comprehensive income from continuing operations, net of tax	6	16	13	38
Other comprehensive income (loss) from discontinued operations, net of tax	—	4	15	(14)
Reclassification from accumulated other comprehensive income (loss) from discontinued operations to net earnings	(30)	(178)	(30)	(178)
Total other comprehensive loss, net of tax	(24)	(158)	(2)	(154)
Total comprehensive income	$1,615	$336	$2,544	$1,255
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$178	$368
Receivables, less allowances of $54 (2014) and $60 (2013)	3,378	3,234
Programming and other inventory (Note 4)	1,136	772
Deferred income tax assets, net	155	152
Prepaid income taxes	83	—
Prepaid expenses	146	109
Other current assets	328	384
Current assets of discontinued operations (Note 3)	—	351
Total current assets	5,404	5,370
Property and equipment	3,125	3,060
Less accumulated depreciation and amortization	1,731	1,599
Net property and equipment	1,394	1,461
Programming and other inventory (Note 4)	1,621	1,697
Goodwill (Note 5)	6,609	6,588
Intangible assets	5,848	5,870
Other assets	2,262	1,963
Assets held for sale (Note 5)	262	314
Assets of discontinued operations (Note 3)	55	3,124
Total Assets	$23,455	$26,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$196	$286
Accrued compensation	263	376
Participants' share and royalties payable	914	1,008
Program rights	317	398
Deferred revenues	161	269
Income taxes payable	—	54
Commercial paper (Note 7)	431	475
Current portion of long-term debt (Note 7)	20	20
Accrued expenses and other current liabilities	1,058	1,067
Current liabilities of discontinued operations (Note 3)	37	254
Total current liabilities	3,397	4,207
Long-term debt (Note 7)	6,508	5,940
Pension and postretirement benefit obligations	1,272	1,327
Deferred income tax liabilities, net	1,489	1,314
Other liabilities	3,125	3,156
Liabilities of discontinued operations (Note 3)	138	477

Commitments and contingencies (Note 11)

Stockholders' Equity:
Class A Common stock, par value $.001 per share; 375 shares authorized; 38 (2014) and 39 (2013) shares issued	—	—
Class B Common stock, par value $.001 per share; 5,000 shares authorized; 816 (2014) and 801 (2013) shares issued	1	1
Additional paid-in capital	44,022	43,474
Accumulated deficit	(22,344)	(24,890)
Accumulated other comprehensive loss (Note 9)	(547)	(545)
	21,132	18,040
Less treasury stock, at cost; 334 (2014) and 244 (2013) Class B shares	13,606	8,074
Total Stockholders' Equity	7,526	9,966
Total Liabilities and Stockholders' Equity	$23,455	$26,387
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net earnings	$2,546	$1,409
Less: Net earnings from discontinued operations	1,594	93
Net earnings from continuing operations	952	1,316
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	210	217
Impairment charge	52	—
Stock-based compensation	117	163
Equity in loss of investee companies, net of tax and distributions	56	44
Change in assets and liabilities, net of investing and financing activities	(1,151)	(341)
Net cash flow provided by operating activities from continuing operations	236	1,399
Net cash flow provided by (used for) operating activities from discontinued operations	52	(79)
Net cash flow provided by operating activities	288	1,320
Investing Activities:
Acquisitions, net of cash acquired	(27)	(20)
Capital expenditures	(112)	(112)
Investments in and advances to investee companies	(68)	(144)
Proceeds from sale of investments	3	20
Proceeds from dispositions	7	185
Net cash flow used for investing activities from continuing operations	(197)	(71)
Net cash flow used for investing activities from discontinued operations	(271)	(45)
Net cash flow used for investing activities	(468)	(116)
Financing Activities:
(Repayments of) proceeds from short-term debt borrowings, net	(44)	341
Proceeds from issuance of notes	1,729	—
Repayment of notes and debentures	(1,152)	—
Payment of capital lease obligations	(13)	(13)
Payment of contingent consideration	—	(30)
Dividends	(214)	(228)
Purchase of Company common stock	(2,830)	(1,864)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(146)	(142)
Proceeds from exercise of stock options	237	121
Excess tax benefit from stock-based compensation	227	128
Other financing activities	—	(4)
Net cash flow used for financing activities from continuing operations	(2,206)	(1,691)
Net cash flow provided by financing activities from discontinued operations	2,167	5
Net cash flow used for financing activities	(39)	(1,686)
Net decrease in cash and cash equivalents	(219)	(482)
Cash and cash equivalents at beginning of period (includes $29 (2014) and $21(2013) of discontinued operations cash)	397	708
Cash and cash equivalents at end of period (includes $24 (2013) of discontinued operations cash)	$178	$226
Supplemental disclosure of cash flow information
Cash paid for interest from continuing operations, including early redemption premiums	$661	$283
Cash paid for income taxes from continuing operations	$227	$196
Noncash proceeds from split-off (Note 3)	$2,721	$—
Equipment acquired under capital leases	$1	$58
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business-CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios and CBS Global Distribution Group; CBS Interactive and CBS Films), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster) and Local Broadcasting (CBS Television Stations and CBS Radio). On April 2, 2014, CBS Outdoor Americas Inc. (“Outdoor Americas”), which had been a subsidiary of the Company, completed an initial public offering (“IPO”) through which it sold 23.0 million shares, or approximately 19%, of its common stock. On July 16, 2014, the Company completed the split-off of Outdoor Americas through which the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares, or approximately 81%, of Outdoor Americas common stock that it owned (the "Split-Off"). During 2013, the Company completed the sale of its outdoor advertising business in Europe (“Outdoor Europe”). Outdoor Americas and Outdoor Europe have been presented as discontinued operations in the Company’s consolidated financial statements.

Basis of Presentation-The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Form 8-K filed on August 8, 2014, which recasts the financial information in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 to present Outdoor Americas as a discontinued operation.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates-The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. For each of the three and nine months ended September 30, 2014 and 2013, stock options to purchase 2 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Weighted average shares for basic EPS	532	603	562	611
Dilutive effect of shares issuable under stock-based compensation plans	9	15	12	16
Weighted average shares for diluted EPS	541	618	574	627
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the nine months ended September 30, 2014 and 2013, the Company recorded dividends of $218 million and $222 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards
Presentation of Reserves for Uncertain Tax Positions when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
During the first quarter of 2014, the Company adopted Financial Accounting Standards Board (‘‘FASB’’) guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

Recent Pronouncements

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance which requires management to evaluate, for each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued. If management identifies conditions or events that raise substantial doubt, disclosures are required in the financial statements, including any plans that will alleviate the substantial doubt about the entity's ability to continue as a going concern.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

This guidance, which is effective for the first annual period ending after December 15, 2016, is not expected to have an impact on the Company's consolidated financial statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued guidance on the accounting for stock-based compensation when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. Under this guidance such performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance, which is effective for interim and annual periods beginning after December 15, 2015, is not expected to have a material impact on the Company’s consolidated financial statements.

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued amended guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under this guidance, only a disposal of a component of an entity or a group of components of an entity that represent a strategic shift that has (or will have) a major effect on the company’s operations and financial results should be reported in discontinued operations. The guidance also expands the definition of a discontinued operation to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and disposals of equity method investments that meet the definition of discontinued operations. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance.

2) STOCK-BASED COMPENSATION
The following table summarizes the Company's stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RSUs and PSUs	$33	$34	$102	$97
Stock options and equivalents	—	23	15	66
Stock-based compensation expense, before income taxes	33	57	117	163
Related tax benefit	(12)	(22)	(45)	(63)
Stock-based compensation expense, net of tax benefit	$21	$35	$72	$100

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Included in net earnings from discontinued operations is stock-based compensation expense of $5 million for the nine months ended September 30, 2014, and $10 million and $14 million for the three and nine months ended September 30, 2013, respectively.

During the nine months ended September 30, 2014, the Company granted 2 million RSUs for CBS Corp. Class B common stock with a weighted average per unit grant date fair value of $65.13. RSU grants during the first nine months of 2014 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance goals. Compensation expense is recorded based on the probable outcome of the performance conditions. During the nine months ended September 30, 2014, the Company also granted 2 million stock options with a weighted average exercise price of $65.91. Stock option grants during the first nine months of 2014 generally vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at September 30, 2014 was $221 million, which is expected to be recognized over a weighted average period of 2.4 years. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2014 was $64 million, which is expected to be recognized over a weighted average period of 2.5 years.

3) DISCONTINUED OPERATIONS
In connection with the Company's plan to dispose of Outdoor Americas, in January 2014 Outdoor Americas borrowed $1.60 billion. On April 2, 2014, Outdoor Americas completed an IPO through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. Proceeds from the IPO aggregated $615 million, net of underwriting discounts and commissions. The Company received $2.04 billion of the combined IPO and debt proceeds from Outdoor Americas.

Upon completion of the IPO, the Company owned 97.0 million shares, or approximately 81% of Outdoor Americas. On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through the tax-free Split-Off. In connection with the Split-Off, the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. As a result, Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. This transaction resulted in a gain of $1.56 billion for the three and nine months ended September 30, 2014 which is calculated as follows:

Fair value of CBS Corp. Class B Common Stock accepted	$2,721
(44,723,131 shares at $60.85 per share on July 16, 2014)
Carrying value of Outdoor Americas	(1,162)
Accumulated other comprehensive income	30
Transaction costs	(32)
Net gain on split-off of Outdoor Americas	$1,557

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Split-Off is accounted for as a tax-free transaction and therefore, there is no tax impact on the gain. In aggregate, the Company received $4.76 billion from the disposition of Outdoor Americas, including proceeds from Outdoor Americas' IPO and debt borrowings and shares received in the Split-Off.

The following table sets forth details of the net earnings from discontinued operations. For 2013, net earnings from discontinued operations also included the operating results and gain on the disposal of Outdoor Europe during September 2013. Included in the loss from discontinued operations for the three and nine months ended September 30, 2013 is an after-tax charge of $110 million related to Outdoor Europe. This charge was associated with exiting an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically were intercompany but upon the closing of the transaction became third-party guarantees (See Note 11).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from discontinued operations	$55	$477	$677	$1,351
Earnings (loss) from discontinued operations	$5	$(128)	$59	$(83)
Income tax benefit (provision)	5	44	(17)	29
Earnings (loss) from discontinued operations, net of tax	10	(84)	42	(54)
Gain on disposal	1,557	149	1,557	149
Income tax provision	—	(2)	—	(2)
Gain on disposal, net of tax	1,557	147	1,557	147
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	—	—	5	—
Net earnings from discontinued operations attributable to CBS Corp.	$1,567	$63	$1,594	$93
The following table presents the major classes of assets and liabilities of the Company's discontinued operations.

	At	At
	September 30, 2014	December 31, 2013
Current assets	$—	$351
Goodwill	—	1,866
Intangible assets	—	366
Net property and equipment	—	763
Other assets	55	129
Total Assets	$55	$3,475
Current liabilities	$37	$254
Other liabilities	138	477
Total Liabilities	$175	$731
Other liabilities of discontinued operations of $138 million and $477 million at September 30, 2014 and December 31, 2013, respectively, primarily include tax reserves related to previously disposed businesses and the estimated fair value of guarantee liabilities of approximately $40 million associated with the disposition of Outdoor Europe. At December 31, 2013, other liabilities of discontinued operations also included deferred tax liabilities related to Outdoor Americas.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At	At
	September 30, 2014	December 31, 2013
Program rights	$1,648	$1,331
Television programming:
Released (including acquired libraries)	700	878
In process and other	293	139
Theatrical programming:
Released	27	38
In process and other	31	32
Publishing, primarily finished goods	58	51
Total programming and other inventory	2,757	2,469
Less current portion	1,136	772
Total noncurrent programming and other inventory	$1,621	$1,697

5) IMPAIRMENT CHARGE
On October 2, 2014, the Company announced that it entered into an agreement with Beasley Broadcast Group, Inc. to swap 13 of the Company's mid-size market radio stations in Tampa and Charlotte, as well as one radio station in Philadelphia, for two radio stations in Philadelphia, and three radio stations in Miami. This transaction is subject to customary closing conditions. The assets associated with these radio stations, primarily consisting of goodwill and other intangible assets, have been classified as held for sale on the Company's Consolidated Balance Sheets. During the third quarter of 2014, in connection with the swap, the Company recorded a pre-tax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill.

6) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2014, NAI directly or indirectly owned approximately 79.6% of CBS Corp.’s voting Class A Common Stock, and owned approximately 7.6% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $54 million and $42 million for the three months ended September 30, 2014 and 2013, respectively, and $150 million and $168 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million and $7 million for the three months ended September 30, 2014 and 2013, and $14 million and $17 million for the nine months ended September 30, 2014 and 2013, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at September 30, 2014 and December 31, 2013.

	At	At
	September 30, 2014	December 31, 2013
Receivables	$95	$84
Other assets (Receivables, noncurrent)	88	115
Total amounts due from Viacom Inc.	$183	$199

Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $18 million for each of the three months ended September 30, 2014 and 2013 and $81 million and $79 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.
7) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	September 30, 2014	December 31, 2013
Commercial paper	$431	$475
Senior debt (1.95% - 8.875% due 2014 - 2044) (a)	6,427	5,848
Obligations under capital leases	101	112
Total debt	6,959	6,435
Less commercial paper	431	475
Less current portion of long-term debt	20	20
Total long-term debt, net of current portion	$6,508	$5,940
(a) At September 30, 2014 and December 31, 2013, the senior debt balances included (i) a net unamortized discount of $22 million and $13 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $15 million and $18 million, respectively. The balance at September 30, 2014, also included a decrease in the carrying value of the debt relating to outstanding fair value hedges of $6 million. The face value of the Company’s senior debt was $6.44 billion and $5.84 billion at September 30, 2014 and December 31, 2013, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the nine months ended September 30, 2014, debt issuances, redemptions and repurchases were as follows:

Debt Issuances
August 2014, $600 million 2.30% senior notes due 2019
August 2014, $600 million 3.70% senior notes due 2024
August 2014, $550 million 4.90% senior notes due 2044

Debt Redemptions
$99 million 8.875% notes due 2014
$264 million 8.875% senior notes due 2019

Debt Repurchases
$336 million 8.875% senior notes due 2019, through a tender offer
$37 million 7.875% debentures due 2023, through a tender offer
$6 million 7.125% senior notes due 2023, through a tender offer
$423 million 7.875% senior debentures due 2030, through a tender offer

The debt repurchases and early debt redemption resulted in a pre-tax loss on early extinguishment of debt of $352 million ($219 million, net of tax) for the three and nine months ended September 30, 2014.

All of the Company's long-term debt has been issued under fixed interest rate agreements. During the third quarter of 2014, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge the Company's 2.30% senior notes that were issued in the third quarter of 2014. These interest rate swaps are designated as fair value hedges (See Note 13).

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.0 billion commercial paper program of $431 million at September 30, 2014 and $475 million at December 31, 2013, each at a weighted average interest rate of 0.3% and with maturities of less than thirty days.

Credit Facility
At September 30, 2014, the Company had a $2.0 billion revolving credit facility (the “Credit Facility”) which expires in March 2018. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2014, the Company’s Consolidated Leverage Ratio was approximately 2.0x.

The Consolidated Leverage Ratio is the ratio of the Company’s indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company’s Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items.

The Credit Facility is used for general corporate purposes. At September 30, 2014, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2014	2013	2014	2013
Components of net periodic cost:
Service cost	$8	$8	$—	$—
Interest cost	60	54	6	6
Expected return on plan assets	(65)	(69)	—	—
Amortization of actuarial loss (gain) (a)	16	21	(6)	(4)
Net periodic cost	$19	$14	$—	$2

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2014	2013	2014	2013
Components of net periodic cost:
Service cost	$24	$28	$—	$—
Interest cost	178	158	18	18
Expected return on plan assets	(197)	(203)	—	—
Amortization of actuarial loss (gain) (a)	48	65	(16)	(12)
Net periodic cost	$53	$48	$2	$6
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.
9) STOCKHOLDERS' EQUITY
During the third quarter of 2014, the Company repurchased 6.9 million shares of its Class B Common Stock for $400 million, at an average cost of $57.91 per share. During the nine months ended September 30, 2014, the Company repurchased 45.4 million shares of its Class B Common Stock for $2.81 billion, at an average cost of $61.94 per share, leaving $5.60 billion of authorization remaining under its share repurchase program at September 30, 2014. Share repurchases during 2014 were partly funded by proceeds of $2.04 billion received from Outdoor Americas' IPO and debt borrowings (See Note 3).

On July 16, 2014, the Company completed the Split-Off through which it received 44.7 million shares of CBS Corp. Class B Common Stock in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned (See Note 3).

On August 7, 2014, the Company announced a 25% increase in the quarterly cash dividend on its Class A and Class B Common Stock to $.15 per share from $.12 per share. The total third quarter dividend was $79 million of which $78 million was paid on October 1, 2014 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the nine months ended September 30, 2014 were $218 million.

During the second quarter of 2014, in connection with the IPO of Outdoor Americas (See Note 3), the Company recorded an increase to additional paid-in capital of $313 million for the excess of the proceeds received from the IPO over the carrying value of the 19% noncontrolling interest.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Unrealized Gains on Securities	Other Comprehensive Income (Loss)		Accumulated Other Comprehensive Loss
At December 31, 2013	$166	$(729)		$3	$15		$(545)
Other comprehensive income (loss) before reclassifications	(7)	—		—	15		8
Reclassifications to net earnings	—	20	(a)	—	(30)	(b)	(10)
Net other comprehensive income (loss)	(7)	20		—	(15)		(2)
At September 30, 2014	$159	$(709)		$3	$—		$(547)

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Unrealized Gains on Securities	Other Comprehensive Income (Loss)		Accumulated Other Comprehensive Loss
At December 31, 2012	$168	$(936)		$2	$197		$(569)
Other comprehensive income (loss) before reclassifications	5	—		1	(14)		(8)
Reclassifications to net earnings	—	32	(a)	—	(178)	(b)	(146)
Net other comprehensive income (loss)	5	32		1	(192)		(154)
At September 30, 2013	$173	$(904)		$3	$5		$(723)

(a)	Reflects amortization of net actuarial losses. See Note 8.

(b)	Reclassified in connection with the disposal of Outdoor Americas in 2014 and Outdoor Europe in 2013. See Note 3.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $12 million and $21 million for the nine months ended September 30, 2014 and 2013, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes was $110 million for the three months ended September 30, 2014 and $226 million for the three months ended September 30, 2013, reflecting an effective income tax rate of 52.4% and 33.3%, respectively. For the nine months ended September 30, 2014, the provision for income taxes was $561 million compared to $678 million for the nine months ended September 30, 2013, reflecting an effective income tax rate of 35.9% and 33.3%, respectively. The Company's income tax provision for the three and nine months ended September 30, 2014 included a tax benefit of $133 million associated with the loss on early extinguishment of debt of $352 million; a tax provision of $22 million associated with the noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill in connection with a radio station swap; and the establishment of a tax reserve of $19 million for the retroactive impact of an uncertain tax position in a foreign jurisdiction.

The Company is currently under examination by the IRS for the years 2011 and 2012 and expects to settle the audit in the first quarter of 2015. In addition, during the next six months, the Company expects a decrease to its reserve for uncertain tax positions related to an audit in a foreign jurisdiction of a previously disposed business that is accounted for as a discontinued operation. Various tax years are also currently under examination by state and local and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company currently believes that it is reasonably possible that the reserve for uncertain tax positions will decrease within the next twelve months; however, as it is difficult to predict the final outcome of any particular tax matter, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined.
11) COMMITMENTS AND CONTINGENCIES
Guarantees
During 2013, the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to be the guarantor of Outdoor Europe’s franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At September 30, 2014, the total franchise payment obligations under these agreements are estimated to be approximately $200 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in ‘‘Liabilities of discontinued operations’’ on the Consolidated Balance Sheet at September 30, 2014.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2014, the outstanding letters of credit and surety bonds approximated $252 million and were not recorded on the Consolidated Balance Sheet.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Legal Matters
E-books Matters.    Commencing in 2012, as previously disclosed, a number of antitrust suits were filed and/or consolidated in the United States District Court for the Southern District of New York against Simon & Schuster, other book publishers and Apple Inc. (‘‘Apple’’) in connection with these book publishers’ agency arrangements regarding the distribution of e-books to e-book retailers. Simon & Schuster has settled all of these actions without any admission of wrongdoing or liability and has adopted certain business and compliance practices as part of certain settlements. On April 10, 2012, Simon & Schuster and two other book publisher parties entered into a settlement stipulation and proposed final judgment (the ‘‘Stipulation’’) with the United States Department of Justice (the ‘‘DOJ’’) in connection with an antitrust action filed by the DOJ, which was approved by the court on September 7, 2012. The Stipulation requires the adoption of certain business practices for a 24 month period (the ‘‘24 Month Period’’) and certain compliance practices for a five year period. In addition, as previously disclosed, in connection with Simon & Schuster’s settlement of an antitrust suit filed with the court on April 11, 2012 by the U.S. states and territories and the District of Columbia (the ‘‘States Settlement’’), Simon & Schuster adopted certain business and compliance practices substantially similar to those described in the Stipulation. The Company believes that continuing to comply with these business and compliance practices pursuant to the Stipulation and States Settlement, which are the only outstanding obligations under these settlements, will not have a material adverse effect on its results of operations, financial position or cash flows.

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

Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012 (“Canada Actions”); and by an Australian e-book retailer on September 16, 2013, and two former U.S. e-book retailers in March 2014, each in the United States Court for the Southern District of New York (“U.S. Actions”). Simon & Schuster executed an agreement settling the Canada Actions as of May 8, 2014, which is subject to Canadian court approval. Simon & Schuster intends to defend itself in the U.S. Actions.

In addition, the European Commission (the ‘‘EC’’) and Canadian Competition Bureau (the ‘‘CCB’’) conducted separate competition investigations of agency distribution arrangements of e-books in this industry. On December 12, 2012, following the close of a comment period, the EC entered into settlement agreements with Simon & Schuster and certain Publishing parties. The CCB also entered into a settlement agreement with Simon & Schuster and certain Publishing parties, which was effective on February 7, 2014 but was subsequently stayed by the Canadian Competition Tribunal on March 18, 2014 pending the resolution of an application to rescind or vary the settlement agreement filed by a large Canadian e-book retailer. These settlements require the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

Claims Related to Former Businesses: Asbestos.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company’s products is the basis of a claim. Claims against the Company

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.
Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2014, the Company had pending approximately 42,560 asbestos claims, as compared with approximately 45,150 as of December 31, 2013 and 45,480 as of September 30, 2013. During the third quarter of 2014, the Company received approximately 1,030 new claims and closed or moved to an inactive docket approximately 2,200 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2013 and 2012 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $29 million and $21 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has trended down in the past five to ten years and has remained flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company’s estimate of its asbestos liabilities.

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

General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, ‘‘litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) RESTRUCTURING CHARGES
During the third quarter of 2014, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $26 million, reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations. During the year ended December 31, 2013, the Company recorded restructuring charges of $20 million, reflecting $14 million of severance costs and $6 million of costs associated with exiting contractual obligations. As of September 30, 2014, the cumulative amount paid for the restructuring charges was $18 million, of which $13 million was for the severance costs and $5 million was related to costs associated with contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2015.

	Balance at	2014	2014	Balance at
	December 31, 2013	Charges	Payments	September 30, 2014
Entertainment	$8	$8	$(7)	$9
Cable Networks	1	—	(1)	—
Publishing	1	1	(1)	1
Local Broadcasting	4	14	(3)	15
Corporate	1	3	(1)	3
Total	$15	$26	$(13)	$28
13) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company uses derivative financial instruments primarily to modify its exposure to market risks from fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

All of the Company's long-term debt has been issued under fixed interest rate agreements. During the third quarter of 2014, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge the Company's 2.30% senior notes that were issued in the third quarter of 2014. These interest rate swaps are designated as fair value hedges. The fair value of interest rate swaps is recorded in other liabilities on the Consolidated Balance Sheet with an offsetting change in the carrying value of the debt attributable to the risk being hedged. Gains or losses on interest rate swaps are recognized within interest expense. The fair value of the Company’s derivative instruments and the related activity was not material to the Consolidated Balance Sheets and Consolidated Statements of Operations for any of the periods presented.

The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013. These assets and liabilities have been categorized according to the three‑level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At September 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Investments	$78	$—	$—	$78
Foreign currency hedges	—	3	—	3
Total Assets	$78	$3	$—	$81
Liabilities:
Deferred compensation	$—	$278	$—	$278
Guarantees	—	—	40	40
Interest rate swaps	—	6	—	6
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$285	$40	$325

At December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Investments	$83	$—	$—	$83
Foreign currency hedges	—	3	—	3
Total Assets	$83	$3	$—	$86
Liabilities:
Deferred compensation	$—	$268	$—	$268
Guarantees	—	—	40	40
Foreign currency hedges	—	4	—	4
Total Liabilities	$—	$272	$40	$312
The fair value of investments is determined based on publicly quoted market prices in active markets. The fair value of interest rate swaps and foreign currency hedges is determined based on the present value of future cash flows using observable inputs including interest rates, yield curves and foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees. The fair value of the guarantee liabilities reflects the premium that would be required to issue such guarantee in a standalone arm’s length transaction and is calculated based on an assessment of the probability of the primary obligor’s default under the obligation, discounted to its present value. During the nine months ended September 30, 2014, changes to the fair value of the guarantee liability were minimal.

During the third quarter of 2014, in connection with a radio station swap, the Company recorded a pre-tax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill to its fair value using other nonobservable inputs (Level 3). The fair value was determined based on a valuation of comparable assets in the same geographic markets.

The Company’s carrying value of financial instruments approximates fair value, except for differences with respect to its long-term debt. At September 30, 2014 and December 31, 2013, the carrying value of the Company’s senior debt was $6.43 billion and $5.85 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $7.05 billion and $6.68 billion, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

14) REPORTABLE SEGMENTS
The following tables set forth the Company’s financial performance by reportable segment. The Company’s operating segments, which are the same as its reportable segments, have been determined in accordance with the Company’s internal management structure, which is organized based upon products and services.

On July 16, 2014, the Company completed the disposition of Outdoor Americas through the Split-Off. As a result, Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements. Prior periods have been reclassified to conform to this presentation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Entertainment	$1,911	$1,884	$6,049	$6,431
Cable Networks	624	596	1,677	1,592
Publishing	199	224	563	584
Local Broadcasting	680	641	1,971	1,977
Corporate/Eliminations	(47)	(43)	(135)	(150)
Total Revenues	$3,367	$3,302	$10,125	$10,434
Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Intercompany Revenues:
Entertainment	$45	$41	$130	$145
Local Broadcasting	5	4	13	11
Total Intercompany Revenues	$50	$45	$143	$156

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents segment operating income (loss) before depreciation and amortization (“OIBDA”), restructuring charges and impairment charges (“Segment OIBDA”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment OIBDA:
Entertainment	$335	$431	$1,168	$1,340
Cable Networks	272	261	750	699
Publishing	43	43	80	76
Local Broadcasting	214	181	652	635
Corporate	(50)	(82)	(173)	(223)
Total Segment OIBDA	814	834	2,477	2,527
Restructuring charges	(26)	—	(26)	—
Impairment charge	(52)	—	(52)	—
Depreciation and amortization	(68)	(70)	(210)	(217)
Operating income	668	764	2,189	2,310
Interest expense	(89)	(93)	(276)	(281)
Interest income	4	2	10	6
Loss on early extinguishment of debt	(352)	—	(352)	—
Other items, net	(21)	6	(10)	(2)
Earnings from continuing operations before income taxes and equity in loss of investee companies	210	679	1,561	2,033
Provision for income taxes	(110)	(226)	(561)	(678)
Equity in loss of investee companies, net of tax	(28)	(22)	(48)	(39)
Net earnings from continuing operations	72	431	952	1,316
Net earnings from discontinued operations, net of tax	1,567	63	1,594	93
Net earnings	$1,639	$494	$2,546	$1,409

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Income (Loss):
Entertainment	$294	$394	$1,055	$1,225
Cable Networks	266	255	733	684
Publishing	41	41	75	71
Local Broadcasting	126	161	520	571
Corporate	(59)	(87)	(194)	(241)
Total Operating Income	$668	$764	$2,189	$2,310

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Depreciation and Amortization:
Entertainment	$33	$37	$105	$115
Cable Networks	6	6	17	15
Publishing	1	2	4	5
Local Broadcasting	22	20	66	64
Corporate	6	5	18	18
Total Depreciation and Amortization	$68	$70	$210	$217

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based Compensation:
Entertainment	$16	$14	$45	$44
Cable Networks	2	2	7	6
Publishing	1	1	3	3
Local Broadcasting	7	7	22	21
Corporate	7	33	40	89
Total Stock-based Compensation	$33	$57	$117	$163

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Capital Expenditures:
Entertainment	$21	$24	$58	$67
Cable Networks	2	2	7	6
Publishing	—	1	1	2
Local Broadcasting	15	15	35	33
Corporate	5	2	11	4
Total Capital Expenditures	$43	$44	$112	$112

	At	At
	September 30, 2014	December 31, 2013
Assets:
Entertainment	$10,248	$9,657
Cable Networks	2,108	1,968
Publishing	962	1,026
Local Broadcasting	9,541	9,600
Corporate	541	661
Discontinued operations	55	3,475
Total Assets	$23,455	$26,387

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

15) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.’s senior debt securities. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations
	For the Three Months Ended September 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$40	$2	$3,325	$—	$3,367
Expenses:
Operating	18	1	1,917	—	1,936
Selling, general and administrative	11	51	555	—	617
Restructuring charges	—	3	23	—	26
Impairment charge	—	—	52	—	52
Depreciation and amortization	2	4	62	—	68
Total expenses	31	59	2,609	—	2,699
Operating income (loss)	9	(57)	716	—	668
Interest (expense) income, net	(109)	(97)	121	—	(85)
Loss on early extinguishment of debt	(351)	—	(1)	—	(352)
Other items, net	(1)	4	(24)	—	(21)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(452)	(150)	812	—	210
Benefit (provision) for income taxes	167	52	(329)	—	(110)
Equity in earnings (loss) of investee companies, net of tax	1,924	314	(28)	(2,238)	(28)
Net earnings from continuing operations	1,639	216	455	(2,238)	72
Net earnings from discontinued operations, net of tax	—	—	1,567	—	1,567
Net earnings	$1,639	$216	$2,022	$(2,238)	$1,639
Total comprehensive income	$1,615	$222	$1,987	$(2,209)	$1,615

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$108	$8	$10,009	$—	$10,125
Expenses:
Operating	49	4	5,802	—	5,855
Selling, general and administrative	43	165	1,585	—	1,793
Restructuring charges	—	3	23	—	26
Impairment charge	—	—	52	—	52
Depreciation and amortization	5	11	194	—	210
Total expenses	97	183	7,656	—	7,936
Operating income (loss)	11	(175)	2,353	—	2,189
Interest (expense) income, net	(338)	(285)	357	—	(266)
Loss on early extinguishment of debt	(351)	—	(1)	—	(352)
Other items, net	—	2	(12)	—	(10)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(678)	(458)	2,697	—	1,561
Benefit (provision) for income taxes	244	157	(962)	—	(561)
Equity in earnings (loss) of investee companies, net of tax	2,980	978	(48)	(3,958)	(48)
Net earnings from continuing operations	2,546	677	1,687	(3,958)	952
Net earnings (loss) from discontinued operations, net of tax	—	(1)	1,595	—	1,594
Net earnings	$2,546	$676	$3,282	$(3,958)	$2,546
Total comprehensive income	$2,544	$678	$3,242	$(3,920)	$2,544

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended September 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$31	$2	$3,269	$—	$3,302
Expenses:
Operating	16	2	1,783	—	1,801
Selling, general and administrative	17	78	572	—	667
Depreciation and amortization	2	4	64	—	70
Total expenses	35	84	2,419	—	2,538
Operating income (loss)	(4)	(82)	850	—	764
Interest (expense) income, net	(113)	(96)	118	—	(91)
Other items, net	1	(4)	9	—	6
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(116)	(182)	977	—	679
Benefit (provision) for income taxes	40	62	(328)	—	(226)
Equity in earnings (loss) of investee companies, net of tax	567	484	(22)	(1,051)	(22)
Net earnings from continuing operations	491	364	627	(1,051)	431
Net earnings (loss) from discontinued operations, net of tax	3	(1)	61	—	63
Net earnings	$494	$363	$688	$(1,051)	$494
Total comprehensive income	$336	$356	$527	$(883)	$336

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$103	$8	$10,323	$—	$10,434
Expenses:
Operating	50	6	5,946	—	6,002
Selling, general and administrative	48	219	1,638	—	1,905
Depreciation and amortization	5	11	201	—	217
Total expenses	103	236	7,785	—	8,124
Operating income (loss)	—	(228)	2,538	—	2,310
Interest (expense) income, net	(342)	(276)	343	—	(275)
Other items, net	—	4	(6)	—	(2)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(342)	(500)	2,875	—	2,033
Benefit (provision) for income taxes	117	171	(966)	—	(678)
Equity in earnings (loss) of investee companies, net of tax	1,631	1,061	(39)	(2,692)	(39)
Net earnings from continuing operations	1,406	732	1,870	(2,692)	1,316
Net earnings (loss) from discontinued operations, net of tax	3	(5)	95	—	93
Net earnings	$1,409	$727	$1,965	$(2,692)	$1,409
Total comprehensive income	$1,255	$726	$1,780	$(2,506)	$1,255

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At September 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$20	$1	$157	$—	$178
Receivables, net	23	2	3,353	—	3,378
Programming and other inventory	4	3	1,129	—	1,136
Prepaid expenses and other current assets	202	45	497	(32)	712
Total current assets	249	51	5,136	(32)	5,404
Property and equipment	39	148	2,938	—	3,125
Less accumulated depreciation and amortization	13	93	1,625	—	1,731
Net property and equipment	26	55	1,313	—	1,394
Programming and other inventory	8	9	1,604	—	1,621
Goodwill	98	62	6,449	—	6,609
Intangible assets	—	—	5,848	—	5,848
Investments in consolidated subsidiaries	40,409	11,389	—	(51,798)	—
Other assets	85	50	2,127	—	2,262
Assets held for sale	—	—	262	—	262
Intercompany	—	2,725	20,919	(23,644)	—
Assets of discontinued operations	—	—	55	—	55
Total Assets	$40,875	$14,341	$43,713	$(75,474)	$23,455
Liabilities and Stockholders' Equity
Accounts payable	$1	$4	$191	$—	$196
Participants' share and royalties payable	—	—	914	—	914
Program rights	5	3	309	—	317
Commercial paper	431	—	—	—	431
Current portion of long-term debt	4	—	16	—	20
Accrued expenses and other current liabilities	330	219	965	(32)	1,482
Current liabilities of discontinued operations	—	—	37	—	37
Total current liabilities	771	226	2,432	(32)	3,397
Long-term debt	6,377	—	131	—	6,508
Other liabilities	2,557	245	3,084	—	5,886
Liabilities of discontinued operations	—	—	138	—	138
Intercompany	23,644	—	—	(23,644)	—
Stockholders' Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	44,022	—	60,619	(60,619)	44,022
Retained earnings (deficit)	(22,344)	14,086	(18,693)	4,607	(22,344)
Accumulated other comprehensive income (loss)	(547)	(8)	86	(78)	(547)
	21,132	14,201	42,728	(56,929)	21,132
Less treasury stock, at cost	13,606	331	4,800	(5,131)	13,606
Total Stockholders' Equity	7,526	13,870	37,928	(51,798)	7,526
Total Liabilities and Stockholders' Equity	$40,875	$14,341	$43,713	$(75,474)	$23,455

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$80	$1	$287	$—	$368
Receivables, net	30	2	3,202	—	3,234
Programming and other inventory	4	2	766	—	772
Prepaid expenses and other current assets	179	18	474	(26)	645
Current assets of discontinued operations	—	—	351	—	351
Total current assets	293	23	5,080	(26)	5,370
Property and equipment	37	137	2,886	—	3,060
Less accumulated depreciation and amortization	9	83	1,507	—	1,599
Net property and equipment	28	54	1,379	—	1,461
Programming and other inventory	5	—	1,692	—	1,697
Goodwill	98	62	6,428	—	6,588
Intangible assets	—	—	5,870	—	5,870
Investments in consolidated subsidiaries	40,454	10,415	—	(50,869)	—
Other assets	89	18	1,856	—	1,963
Assets held for sale	—	—	314	—	314
Intercompany	—	3,240	18,409	(21,649)	—
Assets of discontinued operations	—	—	3,124	—	3,124
Total Assets	$40,967	$13,812	$44,152	$(72,544)	$26,387
Liabilities and Stockholders' Equity
Accounts payable	$1	$8	$277	$—	$286
Participants' share and royalties payable	—	—	1,008	—	1,008
Program rights	5	2	391	—	398
Commercial paper	475	—	—	—	475
Current portion of long-term debt	5	—	15	—	20
Accrued expenses and other current liabilities	361	293	1,138	(26)	1,766
Current liabilities of discontinued operations	—	—	254	—	254
Total current liabilities	847	303	3,083	(26)	4,207
Long-term debt	5,791	—	149	—	5,940
Other liabilities	2,714	317	2,766	—	5,797
Liabilities of discontinued operations	—	—	477	—	477
Intercompany	21,649	—	—	(21,649)	—
Stockholders' Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	953	(1,076)	1
Additional paid-in capital	43,474	—	61,678	(61,678)	43,474
Retained earnings (deficit)	(24,890)	13,410	(20,406)	6,996	(24,890)
Accumulated other comprehensive income (loss)	(545)	(10)	126	(116)	(545)
	18,040	13,523	42,477	(56,000)	18,040
Less treasury stock, at cost	8,074	331	4,800	(5,131)	8,074
Total Stockholders' Equity	9,966	13,192	37,677	(50,869)	9,966
Total Liabilities and Stockholders' Equity	$40,967	$13,812	$44,152	$(72,544)	$26,387

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(843)	$(199)	$1,330	$—	$288
Investing Activities:
Acquisitions, net of cash acquired	—	—	(27)	—	(27)
Capital expenditures	—	(11)	(101)	—	(112)
Investments in and advances to investee companies	—	—	(68)	—	(68)
Proceeds from sale of investments	—	2	1	—	3
Proceeds from dispositions	—	—	7	—	7
Net cash flow used for investing activities from continuing operations	—	(9)	(188)	—	(197)
Net cash flow used for investing activities from discontinued operations	—	—	(271)	—	(271)
Net cash flow used for investing activities	—	(9)	(459)	—	(468)
Financing Activities:
Repayments of short-term debt borrowings, net	(44)	—	—	—	(44)
Proceeds from issuance of notes	1,729	—	—	—	1,729
Repayment of notes and debentures	(1,146)	—	(6)	—	(1,152)
Payment of capital lease obligations	—	—	(13)	—	(13)
Dividends	(214)	—	—	—	(214)
Purchase of Company common stock	(2,830)	—	—	—	(2,830)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(146)	—	—	—	(146)
Proceeds from exercise of stock options	237	—	—	—	237
Excess tax benefit from stock-based compensation	227	—	—	—	227
Increase (decrease) in intercompany payables	2,970	208	(3,178)	—	—
Net cash flow provided by (used for) financing activities from continuing operations	783	208	(3,197)	—	(2,206)
Net cash flow provided by financing activities from discontinued operations	—	—	2,167	—	2,167
Net cash flow provided by (used for) financing activities	783	208	(1,030)	—	(39)
Net decrease in cash and cash equivalents	(60)	—	(159)	—	(219)
Cash and cash equivalents at beginning of period (includes $29 of discontinued operations cash)	80	1	316	—	397
Cash and cash equivalents at end of period	$20	$1	$157	$—	$178

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(858)	$(174)	$2,352	$—	$1,320
Investing Activities:
Acquisitions, net of cash acquired	—	—	(20)	—	(20)
Capital expenditures	—	(4)	(108)	—	(112)
Investments in and advances to investee companies	—	—	(144)	—	(144)
Proceeds from sale of investments	15	1	4	—	20
Proceeds from dispositions	—	—	185	—	185
Net cash flow provided by (used for) investing activities from continuing operations	15	(3)	(83)	—	(71)
Net cash flow used for investing activities from discontinued operations	—	—	(45)	—	(45)
Net cash flow provided by (used for) investing activities	15	(3)	(128)	—	(116)
Financing Activities:
Proceeds from short-term debt borrowings, net	341	—	—	—	341
Payment of capital lease obligations	—	—	(13)	—	(13)
Payment of contingent consideration	—	—	(30)	—	(30)
Dividends	(228)	—	—	—	(228)
Purchase of Company common stock	(1,864)	—	—	—	(1,864)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(142)	—	—	—	(142)
Proceeds from exercise of stock options	121	—	—	—	121
Excess tax benefit from stock-based compensation	128	—	—	—	128
Other financing activities	(4)	—	—	—	(4)
Increase (decrease) in intercompany payables	2,271	177	(2,448)	—	—
Net cash flow provided by (used for) financing activities from continuing operations	623	177	(2,491)	—	(1,691)
Net cash flow provided by financing activities from discontinued operations	5	—	—	—	5
Net cash flow provided by (used for) financing activities	628	177	(2,491)	—	(1,686)
Net decrease in cash and cash equivalents	(215)	—	(267)	—	(482)
Cash and cash equivalents at beginning of period (includes $21 of discontinued operations cash)	254	1	453	—	708
Cash and cash equivalents at end of period (includes $24 of discontinued operations cash)	$39	$1	$186	$—	$226

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of CBS Corporation (the “Company” or “CBS Corp.”) should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 8-K filed on August 8, 2014, which recasts the financial information in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 to present CBS Outdoor Americas Inc. ("Outdoor Americas") as a discontinued operation.

Overview

The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable program services, television content production and distribution, motion pictures, consumer publishing, television and radio stations and interactive businesses. The Company’s principal strategy is to create and acquire content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company also continues to pursue opportunities to grow its revenue streams, including licensing and distributing its content for exhibition on digital and other platforms; expanding the distribution of its content internationally; securing compensation from multichannel video programming distributors and television stations affiliated with the CBS Television Network; and increasingly monetizing content viewership and ratings as industry measurements evolve to reflect changing viewership habits. The Company’s continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues and serves to de-risk and diversify the Company’s business model.

Revenues of $3.37 billion for the three months ended September 30, 2014, increased $65 million, or 2%, compared to $3.30 billion for the same prior-year period. Revenue growth was led by a 4% increase in content licensing and distribution revenues, driven by growth in domestic and international licensing of programming. Advertising revenues increased 2% reflecting the broadcast of Thursday Night Football on CBS in 2014 and political revenues associated with midterm elections, partially offset by softness in the advertising marketplace. Affiliate and subscription fees remained flat as underlying growth in cable affiliate fees, retransmission revenues and fees from CBS Television Network affiliated stations (‘‘station affiliation fees’’) was offset by the benefit to the third quarter of 2013 from a significant pay-per-view boxing event.

For the nine months ended September 30, 2014, revenues of $10.13 billion decreased 3% compared to $10.43 billion for the same prior-year period, principally driven by the Super Bowl broadcast on the CBS Television Network in 2013 and four fewer NCAA Division I Men's Basketball Championship ("NCAA Tournament") games broadcast on CBS during 2014. These declines were partially offset by the broadcast of Thursday Night Football on CBS in 2014 and 5% growth from affiliate and subscription fee revenues.

Operating income of $668 million for the third quarter of 2014 decreased 13% from $764 million for the same prior-year period, reflecting increased investment in programming, mainly for National Football League (“NFL”) games. Such investment contributed to the Company's successful launch of three new Company-owned television series for the 2014/2015 television broadcast season, which all generated higher ratings in their respective time periods compared to the prior year. Operating income of $2.19 billion for the nine months ended September 30, 2014 decreased 5% from $2.31 billion for the same prior-year period, reflecting the revenue decline, partially offset by lower sports programing costs. Comparability of operating income for both the three and nine months ended September 30, 2014 was also impacted by 2014 restructuring charges of $26 million and a noncash impairment charge of $52 million recorded during the third quarter of 2014 in connection with the Company's agreement with Beasley Broadcast Group, Inc. to swap certain radio stations.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net earnings from continuing operations was $72 million for the third quarter of 2014 compared to $431 million for the third quarter of 2014 and diluted net earnings per share (“EPS”) from continuing operations was $.13 for the third quarter of 2014 compared to $.70 for the same prior-year period. For the nine months ended September 30, 2014, net earnings from continuing operations was $952 million compared to $1.32 billion for the same prior-year period and diluted EPS from continuing operations was $1.66 compared to $2.10 for the same prior-year period. Comparability of 2014 results was impacted by several discrete items that were not part of the normal course of operations. The following tables present adjusted net earnings from continuing operations and adjusted diluted EPS from continuing operations, which exclude the impact of the discrete items. These adjusted results are non-GAAP financial measures, which are reconciled below to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company believes that presenting its financial results adjusted for the impact of these items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company's management and provides a clearer perspective on the current underlying performance of the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings from continuing operations	$72	$431	$952	$1,316
Exclude:
Loss on early extinguishment of debt (net of tax benefit of $133 million)	219	—	219	—
Impairment charge (including tax provision of $22 million)	74	—	74	—
Discrete tax item (See Note 10 to the consolidated financial statements)	19	—	19	—
Restructuring charges (net of tax provision of $10 million)	16	—	16	—
Adjusted net earnings from continuing operations	$400	$431	$1,280	$1,316

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Diluted EPS from continuing operations	$.13	$.70	$1.66	$2.10
Exclude:
Loss on early extinguishment of debt (net of tax benefit of $133 million)	.40	—	.38	—
Impairment charge (including tax provision of $22 million)	.14	—	.13	—
Discrete tax item (See Note 10 to the consolidated financial statements)	.04	—	.03	—
Restructuring charges (net of tax provision of $10 million)	.03	—	.03	—
Adjusted diluted EPS from continuing operations	$.74	$.70	$2.23	$2.10
On April 2, 2014, Outdoor Americas completed an initial public offering (“IPO”) through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. On July 16, 2014, the Company completed the disposition of its approximately 81% ownership of Outdoor Americas common stock through a tax-free split-off (the "Split-Off"). In connection with the Split-Off, the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. As a result, Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. This transaction resulted in a gain of $1.56 billion which is included in net earnings from discontinued operations for the three and nine months ended September 30, 2014.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the third quarter of 2014, the Company also repurchased 6.9 million shares of its Class B Common Stock for $400 million, at an average cost of $57.91 per share. During the nine months ended September 30, 2014, the Company repurchased 45.4 million shares of its Class B Common Stock for $2.81 billion, at an average cost of $61.94 per share, leaving $5.60 billion of authorization remaining under its share repurchase program at September 30, 2014.

During the third quarter of 2014, the Company issued $600 million of 2.30% senior notes due 2019, $600 million of 3.70% senior notes due 2024, and $550 million of 4.90% senior notes due 2044 and used the net proceeds primarily to redeem $1.07 billion of its debt which was at significantly higher interest rates. The debt repayment resulted in a pre-tax loss on early extinguishment of debt of $352 million ($219 million, net of tax). These actions, along with the second quarter redemption of $99 million of 8.875% notes upon maturity, are expected to result in annualized interest expense savings of approximately $35 million.

Free cash flow for the nine months ended September 30, 2014 was $124 million compared to $1.29 billion for the same prior-year period. The Company generated operating cash flow from continuing operations of $236 million for the nine months ended September 30, 2014 versus $1.40 billion for the comparable prior-year period. Included in operating cash flow for 2014 are payments of $360 million associated with the early extinguishment of debt, primarily for early redemption premiums.  The decrease in operating cash flow also reflects higher payments for sports programming resulting from the timing of payments under the Company’s new agreement with the NFL for Sunday football and the addition of Thursday Night Football on CBS in September 2014, as well as the benefit to 2013 from CBS’s Super Bowl broadcast. Free cash flow is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Information” on page 41 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Consolidated Results of Operations
Three and Nine Months Ended September 30, 2014 versus Three and Nine Months Ended September 30, 2013
Revenues

The following tables present the Company's consolidated revenues by type for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2014		2013		$	%
Advertising	$1,548	46%	$1,524	46%	$24	2%
Content licensing and distribution	1,141	34%	1,094	33%	47	4%
Affiliate and subscription fees	608	18%	611	19%	(3)	—%
Other	70	2%	73	2%	(3)	(4)%
Total Revenues	$3,367	100%	$3,302	100%	$65	2%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2014		2013		$	%
Advertising	$5,057	50%	$5,463	52%	$(406)	(7)%
Content licensing and distribution	3,117	31%	3,099	30%	18	1%
Affiliate and subscription fees	1,761	17%	1,679	16%	82	5%
Other	190	2%	193	2%	(3)	(2)%
Total Revenues	$10,125	100%	$10,434	100%	$(309)	(3)%
Advertising revenues for the three months ended September 30, 2014 increased $24 million, or 2%, to $1.55 billion principally driven by the broadcast of Thursday Night Football on CBS in 2014 as well as increased political advertising spending for midterm elections. These increases were partially offset by softness in the advertising marketplace. For the nine months ended September 30, 2014, advertising revenues decreased $406 million, or 7%, to $5.06 billion. This decrease was driven by the CBS Television Network’s 2013 broadcast of the Super Bowl, which is broadcast on the CBS Television Network once every three years, the broadcast of four fewer NCAA Tournament games on CBS during 2014, as well as softness in the advertising market. These decreases were partially offset by higher political advertising spending and the addition of Thursday Night Football on CBS in 2014.

During the fourth quarter of 2014, advertising revenues are expected to continue to benefit from increased political advertising spending for midterm elections and the broadcast of Thursday Night Football on CBS. In addition, compared to the prior season, upfront advertising sales for the 2014/2015 television broadcast season, which runs from the middle of September 2014 through the middle of September 2015, resulted in pricing increases with lower overall volume. As a result, more advertising spots are available in the scatter advertising market, when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. Overall advertising revenues for the Company will be dependent on ratings for its programming and demand in the overall advertising marketplace.

Content licensing and distribution revenues for the three months ended September 30, 2014 increased $47 million, or 4%, to $1.14 billion principally due to higher revenues from international and domestic licensing of the Company's television programming, partially offset by a decline in publishing revenues. For the nine months ended September 30, 2014, content licensing and distribution revenues increased $18 million, or 1%, to $3.12 billion from $3.10 billion for the same prior-year period.

Affiliate and subscription fees for the three months ended September 30, 2014 decreased slightly to $608 million as the third quarter of 2013 benefited from Showtime Networks' distribution of a significant pay-per-view boxing event. The decrease in pay-per-view revenues negatively impacted the revenue comparison by six percentage points. Underlying results reflect growth in retransmission revenues, station affiliation fees and Cable Networks affiliate fees. For the nine months ended September 30, 2014, affiliate and subscription fees increased $82 million, or 5%, to $1.76 billion, reflecting growth in retransmission revenues, station affiliation fees and Cable Networks affiliate fees, partially offset by lower revenues from the distribution of pay-per-view boxing events. The increase in Cable Networks affiliate fees for both the three and nine months ended September 30, 2014 reflects rate increases at Showtime Networks, CBS Sports Network and Smithsonian Networks as well as growth in telecommunications (“Telco”) subscriptions. For the remainder of 2014, the Company expects continued growth in affiliate and subscription fee revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues
The Company generated approximately 12% and 10% of its total revenues from international regions for the three months ended September 30, 2014 and 2013, respectively, and generated approximately 13% of its total revenues from international regions for both the nine months ended September 30, 2014 and 2013.

Operating Expenses
The following tables present the Company's consolidated operating expenses by type for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2014		2013		$	%
Programming	$660	34%	$552	31%	$108	20%
Production	647	34%	601	33%	46	8%
Participation, distribution and royalty	258	13%	259	14%	(1)	—%
Other	371	19%	389	22%	(18)	(5)%
Total Operating Expenses	$1,936	100%	$1,801	100%	$135	7%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2014		2013		$	%
Programming	$2,065	35%	$2,198	37%	$(133)	(6)%
Production	1,834	31%	1,837	30%	(3)	—%
Participation, distribution and royalty	864	15%	842	14%	22	3%
Other	1,092	19%	1,125	19%	(33)	(3)%
Total Operating Expenses	$5,855	100%	$6,002	100%	$(147)	(2)%
Programming expenses for the three months ended September 30, 2014 increased $108 million, or 20%, to $660 million from $552 million for the same prior-year period, driven by higher sports programming costs associated with the broadcast of Thursday Night Football on CBS during 2014 and the Company's new agreement with the NFL for Sunday football games. For the nine months ended September 30, 2014, programming expenses decreased $133 million, or 6%, to $2.07 billion from $2.20 billion for the same prior-year period, as the aforementioned investment in NFL programming was more than offset by the CBS Television Network’s 2013 broadcast of the Super Bowl. The Company expects higher sports programming expenses for the remainder of 2014.

Production expenses for the three months ended September 30, 2014 increased $46 million, or 8%, to $647 million from $601 million for the same prior-year period, primarily reflecting higher costs associated with the increase in revenues from the licensing of television programming. For the nine months ended September 30, 2014, production expenses decreased slightly to $1.83 billion, mainly as a result of the mix of titles licensed under television licensing arrangements.

Participation, distribution and royalty expenses for the three months ended September 30, 2014 remained relatively flat at $258 million compared to the same prior-year period. For the nine months ended September 30, 2014, participation, distribution and royalty expenses increased $22 million, or 3%, to $864 million from $842 million for the same prior-year period, principally due to higher participations associated with the mix of titles licensed under television licensing arrangements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $50 million, or 7%, to $617 million for the three months ended September 30, 2014, and decreased $112 million, or 6%, to $1.79 billion for the nine months ended September 30, 2014. These decreases primarily reflected lower compensation expense, including lower stock-based compensation driven by changes in the Company’s stock price. SG&A expenses as a percentage of revenues were 18% for each of the three and nine months ended September 30, 2014 versus 20% and 18% for the three and nine months ended September 30, 2013, respectively.

Impairment Charge
On October 2, 2014, the Company announced that it entered into an agreement with Beasley Broadcast Group, Inc. to swap 13 of the Company's radio stations in Tampa and Charlotte as well as one radio station in Philadelphia, for two radio stations in Philadelphia and three radio stations in Miami. During the third quarter of 2014, in connection with the radio station swap, the Company recorded a pre-tax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill.

Depreciation and Amortization
For the three months ended September 30, 2014, depreciation and amortization decreased $2 million, or 3%, to $68 million and for the nine months ended September 30, 2014, depreciation and amortization decreased $7 million, or 3%, to $210 million.

Interest Expense
For the three months ended September 30, 2014, interest expense decreased $4 million, or 4%, to $89 million and for the nine months ended September 30, 2014, interest expense decreased $5 million, or 2%, to $276 million compared to the same prior-year periods. These decreases were driven by the Company's debt refinancing during 2014. During the third quarter of 2014, the Company issued $1.75 billion of senior notes and used the net proceeds principally to redeem $1.07 billion of its outstanding debt which was at significantly higher rates (See "Capital Structure"). In addition, during the second quarter of 2014, the Company redeemed $99 million of outstanding 8.875% notes upon maturity. These transactions are expected to result in annualized interest expense savings of approximately $35 million.

The Company had $6.53 billion of long-term debt outstanding at September 30, 2014 and $5.97 billion of long-term debt outstanding at September 30, 2013 at weighted average interest rates of 4.9% and 6.0%, respectively. At September 30, 2014 and 2013, the Company also had outstanding commercial paper of $431 million and $341 million, respectively, both at weighted average interest rates of 0.3%.

Interest Income
For the three months ended September 30, 2014, interest income increased $2 million to $4 million and for the nine months ended September 30, 2014, interest income increased $4 million to $10 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Loss on Early Extinguishment of Debt
For the three and nine months ended September 30, 2014, the loss on early extinguishment of debt of $352 million reflected a pre-tax loss associated with the redemption of the Company's $600 million of 8.875% senior notes due 2019, $423 million of its 7.875% senior debentures due 2030, $37 million of its 7.875% debentures due 2023 and $6 million of its 7.125% senior notes due 2023.
Other Items, Net
For all periods presented, “Other items, net” primarily consisted of foreign exchange gains and losses.
Provision for Income Taxes
The provision for income taxes was $110 million for the three months ended September 30, 2014 and $226 million for the three months ended September 30, 2013, reflecting an effective income tax rate of 52.4% and 33.3%, respectively. For the nine months ended September 30, 2014, the provision for income taxes was $561 million compared to $678 million for the nine months ended September 30, 2013, reflecting an effective income tax rate of 35.9% and 33.3%, respectively. The Company's income tax provision for the three and nine months ended September 30, 2014 included a tax benefit of $133 million associated with the loss on early extinguishment of debt of $352 million; a tax provision of $22 million associated with the noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill in connection with a radio station swap; and the establishment of a tax reserve of $19 million for the retroactive impact of an uncertain tax position in a foreign jurisdiction.

Equity in Loss of Investee Companies, Net of Tax
Equity in loss of investee companies, net of tax, reflects the Company’s share of the operating results of its equity investments. For the three months ended September 30, 2014, equity in loss of investee companies, net of tax, increased $6 million to a loss of $28 million and for the nine months ended September 30, 2014, increased $9 million to a loss of $48 million compared to the same prior-year periods.

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations
Net earnings from continuing operations of $72 million for the three months ended September 30, 2014 decreased $359 million, or 83%, versus $431 million for the same prior-year period and net earnings from continuing operations of $952 million for the nine months ended September 30, 2014 decreased $364 million, or 28%, versus $1.32 billion for the same prior-year period. Diluted EPS from continuing operations decreased $.57 to $.13 for the third quarter of 2014 and decreased $.44 to $1.66 for the nine months ended September 30, 2014 compared to the same prior-year periods. These decreases were primarily driven by the decline in operating income and the loss on early extinguishment of debt, partially offset by lower weighted average shares outstanding resulting from the split-off of Outdoor Americas on July 16, 2014 and the Company's share repurchase program.

Net Earnings from Discontinued Operations
In connection with the Company's plan to dispose of Outdoor Americas, in January 2014 Outdoor Americas borrowed $1.60 billion. On April 2, 2014, Outdoor Americas completed an IPO through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. Proceeds from the IPO aggregated $615 million, net of underwriting discounts and commissions. The Company received $2.04 billion of the combined IPO and debt proceeds from Outdoor Americas.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Upon completion of the IPO, the Company owned 97.0 million shares, or approximately 81% of Outdoor Americas. On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through the tax-free Split-Off. In connection with the Split-Off, the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. As a result, Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. This transaction resulted in a gain of $1.56 billion for the three and nine months ended September 30, 2014 which is calculated as follows:

Fair value of CBS Corp. Class B Common Stock accepted	$2,721
(44,723,131 shares at $60.85 per share on July 16, 2014)
Carrying value of Outdoor Americas	(1,162)
Accumulated other comprehensive income	30
Transaction costs	(32)
Net gain on split-off of Outdoor Americas	$1,557
The Split-Off is accounted for as a tax-free transaction and therefore, there is no tax impact on the gain. In aggregate, the Company received $4.76 billion from the disposition of Outdoor Americas, including proceeds from Outdoor Americas' IPO and debt borrowings and shares received in the Split-Off.

The following table sets forth details of the net earnings from discontinued operations. For 2013, net earnings from discontinued operations also included the operating results and gain on the disposal of Outdoor Europe during September 2013. Included in the loss from discontinued operations for the three and nine months ended September 30, 2013 is an after-tax charge of $110 million related to Outdoor Europe. This charge was associated with exiting an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically were intercompany but upon the closing of the transaction became third-party guarantees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from discontinued operations	$55	$477	$677	$1,351
Earnings (loss) from discontinued operations	$5	$(128)	$59	$(83)
Income tax benefit (provision)	5	44	(17)	29
Earnings (loss) from discontinued operations, net of tax	10	(84)	42	(54)
Gain on disposal	1,557	149	1,557	149
Income tax provision	—	(2)	—	(2)
Gain on disposal, net of tax	1,557	147	1,557	147
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	—	—	5	—
Net earnings from discontinued operations attributable to CBS Corp.	$1,567	$63	$1,594	$93
Net Earnings and Diluted EPS
For the three months ended September 30, 2014, net earnings were $1.64 billion compared to $494 million for the same prior-year period and diluted EPS was $3.03 per diluted share compared to $.80 per diluted share for the same prior-year period. For the nine months ended September 30, 2014, net earnings were $2.55 billion compared to $1.41 billion for the same prior-year period and diluted EPS was $4.44 per diluted share compared to $2.25 per diluted share for the same prior-year period. Included in net earnings for the three and nine months ended September 30, 2014 is a pre-tax gain of $1.56 billion from the Split-Off of Outdoor Americas.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Financial Information
Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company’s net cash flow provided by (used for) operating activities before operating cash flow from discontinued operations and less capital expenditures. The Company’s calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company’s operations. The Company’s net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

Management believes free cash flow provides investors with an important perspective on the cash available to the Company to service debt, make strategic acquisitions and investments, maintain its capital assets, satisfy its tax obligations, and fund ongoing operations and working capital needs. As a result, free cash flow is a significant measure of the Company’s ability to generate long-term value. It is useful for investors to know whether this ability is being enhanced or degraded as a result of the Company’s operating performance. The Company believes the presentation of free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from the Company’s underlying operations in a manner similar to the method used by management. Free cash flow is one of several components of incentive compensation targets for certain management personnel. In addition, free cash flow is a primary measure used externally by the Company’s investors, analysts and industry peers for purposes of valuation and comparison of the Company’s operating performance to other companies in its industry.

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by (used for) operating activities as a measure of liquidity or net earnings as a measure of operating performance. Free cash flow, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, does not necessarily represent funds available for discretionary use and is not necessarily a measure of the Company’s ability to fund its cash needs. When comparing free cash flow to net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions that are not reflected in free cash flow.

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Nine Months Ended
	September 30,
	2014	2013
Net cash flow provided by operating activities	$288	$1,320
Capital expenditures	(112)	(112)
Exclude operating cash flow from discontinued operations	52	(79)
Free cash flow	$124	$1,287

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations
The following tables present the Company’s revenues, segment operating income (loss) before depreciation and amortization (“OIBDA”), restructuring charges and impairment charges (“Segment OIBDA”), operating income (loss), and depreciation and amortization by segment, for the three and nine months ended September 30, 2014 and 2013. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidance for segment reporting. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment OIBDA to the Company’s consolidated Net earnings is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Entertainment	$1,911	$1,884	$6,049	$6,431
Cable Networks	624	596	1,677	1,592
Publishing	199	224	563	584
Local Broadcasting	680	641	1,971	1,977
Corporate/Eliminations	(47)	(43)	(135)	(150)
Total Revenues	$3,367	$3,302	$10,125	$10,434

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment OIBDA:
Entertainment	$335	$431	$1,168	$1,340
Cable Networks	272	261	750	699
Publishing	43	43	80	76
Local Broadcasting	214	181	652	635
Corporate	(50)	(82)	(173)	(223)
Total Segment OIBDA	814	834	2,477	2,527
Restructuring charges	(26)	—	(26)	—
Impairment charge	(52)	—	(52)	—
Depreciation and amortization	(68)	(70)	(210)	(217)
Total Operating Income	$668	$764	$2,189	$2,310
Operating Income (Loss):
Entertainment	$294	$394	$1,055	$1,225
Cable Networks	266	255	733	684
Publishing	41	41	75	71
Local Broadcasting	126	161	520	571
Corporate	(59)	(87)	(194)	(241)
Total Operating Income	$668	$764	$2,189	$2,310
Depreciation and Amortization:
Entertainment	$33	$37	$105	$115
Cable Networks	6	6	17	15
Publishing	1	2	4	5
Local Broadcasting	22	20	66	64
Corporate	6	5	18	18
Total Depreciation and Amortization	$68	$70	$210	$217
Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films)
(Contributed 57% and 60% to consolidated revenues for the three and nine months ended September 30, 2014, respectively, versus 57% and 62% for the comparable prior-year periods and 44% and 48% to consolidated operating income for the three and nine months ended September 30, 2014, respectively, versus 52% and 53% for the comparable prior-year periods.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$1,911	$1,884	$6,049	$6,431
Segment OIBDA	$335	$431	$1,168	$1,340
Restructuring charges	(8)	—	(8)	—
Depreciation and amortization	(33)	(37)	(105)	(115)
Operating income	$294	$394	$1,055	$1,225
Segment OIBDA as a % of revenues	18%	23%	19%	21%
Operating income as a % of revenues	15%	21%	17%	19%
Capital expenditures	$21	$24	$58	$67

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Three Months Ended September 30, 2014 and 2013
For the three months ended September 30, 2014, Entertainment revenues increased $27 million, or 1%, to $1.91 billion from $1.88 billion for the same prior-year period driven by 2% higher content licensing and distribution revenues, and growth in affiliate and subscription fees. Advertising revenues decreased 1% as the benefit from the broadcast of Thursday Night Football on CBS was offset by softness in the advertising marketplace.
For the three months ended September 30, 2014, Entertainment OIBDA decreased $96 million, or 22%, to $335 million from $431 million for the same prior-year period, driven by an increased investment in television programming, primarily relating to NFL broadcasts on the CBS Television Network. For the three months ended September 30, 2014, restructuring charges of $8 million principally reflected severance costs and costs associated with exiting operating facilities.
Nine Months Ended September 30, 2014 and 2013
For the nine months ended September 30, 2014, Entertainment revenues decreased $382 million, or 6%, to $6.05 billion from $6.43 billion for the same prior-year period reflecting lower advertising revenues and content licensing and distribution revenues, partially offset by growth in affiliate and subscription fee revenues. Advertising revenues decreased 10%, mainly driven by the CBS Television Network’s 2013 broadcast of the Super Bowl, which is broadcast on CBS once every three years; four fewer NCAA Tournament games broadcast on CBS in 2014; and softness in the advertising marketplace. These decreases were partially offset by advertising revenues from the broadcast of Thursday Night Football on CBS. Content licensing and distribution revenues decreased 2%, reflecting the timing of television licensing revenues, which resulted in lower syndication revenues, partially offset by an increase from the licensing of television programming for digital streaming.
For the nine months ended September 30, 2014, Entertainment OIBDA decreased $172 million, or 13%, to $1.17 billion from $1.34 billion for the same prior-year period, primarily reflecting the absence of profits associated with the 2013 broadcast of the Super Bowl, softness in the advertising marketplace and an increased investment in programming.
For the remainder of 2014, results are expected to benefit from incremental affiliate and subscription fees. In addition, comparability will continue to be impacted by revenue growth and cost increases associated with the broadcast of Thursday Night Football on CBS.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
(Contributed 19% and 17% to consolidated revenues for three and nine months ended September 30, 2014, respectively, versus 18% and 15% for the comparable prior-year periods and 40% and 33% to consolidated operating income for the three and nine months ended September 30, 2014, respectively, versus 33% and 30% for the comparable prior-year periods.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$624	$596	$1,677	$1,592
Segment OIBDA	$272	$261	$750	$699
Depreciation and amortization	(6)	(6)	(17)	(15)
Operating income	$266	$255	$733	$684
Segment OIBDA as a % of revenues	44%	44%	45%	44%
Operating income as a % of revenues	43%	43%	44%	43%
Capital expenditures	$2	$2	$7	$6

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Three Months Ended September 30, 2014 and 2013
For the three months ended September 30, 2014, Cable Networks revenues increased $28 million, or 5%, to $624 million from $596 million for the same prior-year period, primarily driven by higher revenues from the licensing of Showtime original series, as well as growth in affiliate revenues. The increased affiliate revenues was the result of higher rates at Showtime Networks, CBS Sports Network, and Smithsonian Networks, as well as growth in Telco subscriptions. As of September 30, 2014 subscriptions totaled 75 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 54 million for CBS Sports Network and 30 million for Smithsonian Networks. The revenue growth was partially offset by lower pay-per-view revenues as the third quarter of 2013 benefited from the Floyd Mayweather/Canelo Alvarez boxing match, the highest-grossing pay-per-view event of all time.
For the three months ended September 30, 2014, Cable Networks OIBDA increased $11 million, or 4%, to $272 million from $261 million for the same prior-year period primarily as a result of the revenue growth.
Nine Months Ended September 30, 2014 and 2013
For the nine months ended September 30, 2014, Cable Networks revenues increased $85 million, or 5%, to $1.68 billion from $1.59 billion for the same prior-year period primarily driven by higher revenues from the licensing of Showtime original series for digital streaming, mainly Dexter and Californication. Revenue growth also reflects higher affiliate revenues reflecting rate increases and growth in Telco subscriptions. These increases were partially offset by lower revenues from pay-per-view boxing events.
For the nine months ended September 30, 2014, Cable Networks OIBDA increased $51 million, or 7%, to $750 million from $699 million for the same prior-year period, primarily as a result of increases in higher margin revenues.
Publishing (Simon & Schuster)
(Contributed 6% to consolidated revenues for both the three and nine months ended September 30, 2014, versus 7% and 6% for the comparable prior-year periods and 6% and 3% to consolidated operating income for the three and nine months ended September 30, 2014, versus 5% and 3% for the comparable prior-year periods.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$199	$224	$563	$584
Segment OIBDA	$43	$43	$80	$76
Restructuring charges	(1)	—	(1)	—
Depreciation and amortization	(1)	(2)	(4)	(5)
Operating income	$41	$41	$75	$71
Segment OIBDA as a % of revenues	22%	19%	14%	13%
Operating income as a % of revenues	21%	18%	13%	12%
Capital expenditures	$—	$1	$1	$2
Three Months Ended September 30, 2014 and 2013
For the three months ended September 30, 2014, Publishing revenues decreased $25 million, or 11%, to $199 million from $224 million for the same prior-year period, as last year’s third quarter benefited from the popularity of Doctor Sleep by Stephen King and Si-Cology by Si Robertson. Digital book sales represented 28% of Publishing’s total revenues for the third quarter of 2014. Best-selling titles in the third quarter of 2014 included unPHILtered by Phil Robertson and Dork Diaries 8 by Rachel Renée Russell.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended September 30, 2014, Publishing OIBDA remained flat at $43 million compared with the same prior-year period as lower inventory and selling costs offset the revenue decline.
Nine Months Ended September 30, 2014 and 2013
For the nine months ended September 30, 2014, Publishing revenues decreased $21 million, or 4%, to $563 million from $584 million for the same prior-year period reflecting lower print and digital book sales, partially offset by higher revenues from distribution services.
For the nine months ended September 30, 2014, Publishing OIBDA increased $4 million, or 5%, to $80 million from $76 million for the same prior-year period reflecting the growth in revenues from distribution services, as well as lower inventory, selling and overhead costs.
Local Broadcasting (CBS Television Stations and CBS Radio)
(Contributed 20% and 19% to consolidated revenues for the three and nine months ended September 30, 2014, respectively, versus 19% for both the three and nine months ended September 30, 2013, and 19% and 24% to consolidated operating income for the three and nine months ended September 30, 2014, respectively, versus 21% and 25% for the comparable prior-year periods.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$680	$641	$1,971	$1,977
Segment OIBDA	$214	$181	$652	$635
Restructuring charges	(14)	—	(14)	—
Impairment charge	(52)	—	(52)	—
Depreciation and amortization	(22)	(20)	(66)	(64)
Operating income	$126	$161	$520	$571
Segment OIBDA as a % of revenues	31%	28%	33%	32%
Operating income as a % of revenues	19%	25%	26%	29%
Capital expenditures	$15	$15	$35	$33
Three Months Ended September 30, 2014 and 2013
For the three months ended September 30, 2014, Local Broadcasting revenues increased $39 million, or 6%, to $680 million from $641 million for the same prior-year period, primarily reflecting increased political advertising revenues as a result of midterm elections, the broadcast of Thursday Night Football on CBS in 2014, and higher affiliate and subscription fee revenues. CBS Television Stations revenues increased 10% and CBS Radio revenues grew 2%.
For the three months ended September 30, 2014, Local Broadcasting OIBDA increased $33 million, or 18%, to $214 million from $181 million for the same prior-year period, primarily reflecting the increase in revenues as well as lower programming costs, mainly for sports. For the three months ended September 30, 2014, restructuring charges of $14 million primarily reflected severance costs and costs associated with exiting contractual obligations.
Nine Months Ended September 30, 2014 and 2013
For the nine months ended September 30, 2014, Local Broadcasting revenues decreased slightly to $1.97 billion from $1.98 billion for the same prior-year period. CBS Television Stations revenues decreased 1% as a result of the benefit to 2013 from the Super Bowl broadcast on CBS and softness in the advertising marketplace, which were substantially offset by higher political advertising and affiliate and subscription fee revenues. CBS Radio revenues were comparable with the same prior-year period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the nine months ended September 30, 2014, Local Broadcasting OIBDA increased $17 million, or 3%, to $652 million from $635 million for the same prior-year period, as the revenue decline was more than offset by lower programming costs, mainly for sports.
Radio Station Swap
On October 2, 2014, the Company announced that it entered into an agreement with Beasley Broadcast Group, Inc. to swap 13 of the Company's mid-size market radio stations in Tampa and Charlotte as well as one radio station in Philadelphia, for two radio stations in Philadelphia and three radio stations in Miami. This transaction is subject to customary closing conditions. During the third quarter of 2014, in connection with the swap, the Company recorded a pre-tax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill.
Corporate
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended September 30, 2014, corporate expenses decreased $28 million, or 32%, to $59 million from $87 million for the same prior-year period, and for the nine months ended September 30, 2014, corporate expenses decreased $47 million, or 20%, to $194 million from $241 million for the same prior-year period. These decreases principally reflected lower stock-based compensation associated with changes in the Company’s stock price.
Financial Position
Current assets increased by $34 million to $5.40 billion at September 30, 2014 from $5.37 billion at December 31, 2013, primarily due to an increase in prepaid program rights from the timing of payments for sports programming, an increase in receivables associated with television licensing agreements and an increase in prepaid income taxes. These increases were partially offset by a decrease in cash of $190 million and a $351 million decrease in current assets of discontinued operations resulting from the Split-Off of Outdoor Americas in the third quarter of 2014. The allowance for doubtful accounts as a percentage of receivables was 1.6% and 1.8% at September 30, 2014 and December 31, 2013, respectively.

Net property and equipment of $1.39 billion at September 30, 2014 decreased $67 million from $1.46 billion at December 31, 2013, primarily reflecting depreciation expense of $185 million, partially offset by capital expenditures of $112 million.

Other assets increased by $299 million to $2.26 billion at September 30, 2014 from $1.96 billion at December 31, 2013, primarily reflecting an increase in long-term receivables associated with revenues from television licensing agreements.

Current liabilities decreased by $810 million to $3.40 billion at September 30, 2014 from $4.21 billion at December 31, 2013, primarily driven by lower television programming liabilities from the seasonality of the Company’s business, decreases in accounts payable and accrued compensation from the timing of payments, and a decline in current liabilities of discontinued operations resulting from the Split-Off of Outdoor Americas.

Long-term debt increased $568 million to $6.51 billion at September 30, 2014 from $5.94 billion at December 31, 2013 reflecting the issuance of $1.75 billion of senior notes, partially offset by the redemption of $1.17 billion of the Company’s outstanding debt.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The decreases in long-term assets and liabilities of discontinued operations of $3.07 billion and $339 million, respectively, reflect the Split-Off of Outdoor Americas in the third quarter of 2014.

Cash Flows
Cash and cash equivalents, including discontinued operations, decreased by $219 million and $482 million for the nine months ended September 30, 2014 and 2013, respectively. The changes in cash and cash equivalents were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Cash provided by (used for) operating activities from:
Continuing operations	$236	$1,399
Discontinued operations	52	(79)
Cash provided by operating activities	288	1,320
Cash used for investing activities from:
Continuing operations	(197)	(71)
Discontinued operations	(271)	(45)
Cash used for investing activities	(468)	(116)
Cash (used for) provided by financing activities from:
Continuing operations	(2,206)	(1,691)
Discontinued operations	2,167	5
Cash used for financing activities	(39)	(1,686)
Net decrease in cash and cash equivalents	$(219)	$(482)
Operating Activities. For the nine months ended September 30, 2014 cash provided by operating activities from continuing operations decreased $1.16 billion to $236 million from $1.40 billion for the same prior-year period. The decrease reflects higher payments for sports programming resulting from the timing of payments under the Company’s new agreement with the NFL for Sunday football and the broadcast of Thursday Night Football on CBS beginning in September 2014; payments in 2014 of $360 million associated with the Company's third quarter debt refinancing, primarily for early redemption premiums; and the benefit to 2013 from CBS’s Super Bowl broadcast. Included in operating cash flows for 2013 is a pension contribution of $150 million to pre-fund the Company’s qualified pension plans.

Cash used for operating activities from discontinued operations of $79 million for the nine months ended September 30, 2013 includes payments associated with the exiting of an unprofitable contractual arrangement in connection with the sale of Outdoor Europe in 2013.

Investing Activities. Cash used for investing activities from continuing operations of $197 million for the nine months ended September 30, 2014 principally reflected capital expenditures of $112 million and investments in investee companies of $68 million, primarily in domestic and international television joint ventures. Cash used for investing activities from continuing operations of $71 million for the nine months ended September 30, 2013 principally reflected capital expenditures of $112 million and investments in investee companies of $144 million, mainly for the Company’s investment in TVGN (TV Guide Network) as well as its other domestic and international television joint ventures, partially offset by proceeds from dispositions of $185 million, principally from the sale of Outdoor Europe.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash used for investing activities from discontinued operations of $271 million for the nine months ended September 30, 2014 principally reflects the disposition of Outdoor Americas' cash as well as the capital expenditures of Outdoor Americas. Cash used for investing activities from discontinued operations of $45 million for the nine months ended September 30, 2013 principally reflects capital expenditures of Outdoor Americas and Outdoor Europe.

Financing Activities. Cash used for financing activities from continuing operations of $2.21 billion for the nine months ended September 30, 2014 principally reflected the repurchase of CBS Corp. Class B Common Stock for $2.83 billion and the repayment of notes and debentures of $1.15 billion, partially offset by proceeds from the issuance of senior notes of $1.73 billion. Cash used for financing activities from continuing operations of $1.69 billion for the nine months ended September 30, 2013 principally reflected the repurchase of CBS Corp. Class B Common Stock for $1.86 billion and dividend payments of $228 million, partially offset by proceeds from short-term borrowings of $341 million.

Cash provided by financing activities from discontinued operations of $2.17 billion for the nine months ended September 30, 2014 principally reflected the net proceeds from Outdoor Americas' long-term debt borrowings and IPO.

Repurchase of Company Stock and Cash Dividends
During the third quarter of 2014, the Company repurchased 6.9 million shares of its Class B Common Stock for $400 million, at an average cost of $57.91 per share. During the nine months ended September 30, 2014, the Company repurchased 45.4 million shares of its Class B Common Stock for $2.81 billion, at an average cost of $61.94 per share, leaving $5.60 billion of authorization remaining under its share repurchase program at September 30, 2014. Share repurchases during 2014 were partly funded by proceeds of $2.04 billion received by the Company from Outdoor Americas' IPO and debt borrowings (See Note 3 to the consolidated financial statements).

On July 16, 2014, the Company completed the Split-Off through which it received 44.7 million shares of CBS Corp. Class B Common Stock in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned (See Note 3 to the consolidated financial statements).

On August 7, 2014, the Company announced an increase in the amount available under its share repurchase program from $3.0 billion to $6.0 billion.

On August 7, 2014, the Company announced a 25% increase in the quarterly cash dividend on its Class A and Class B Common Stock to $.15 per share from $.12 per share. The total third quarter dividend was $79 million of which $78 million was paid on October 1, 2014 and $1 million was accrued to be paid upon vesting of RSUs. Total dividends for the nine months ended September 30, 2014 were $218 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	September 30, 2014	December 31, 2013
Commercial paper	$431	$475
Senior debt (1.95% – 8.875% due 2014 – 2044) (a)	6,427	5,848
Obligations under capital leases	101	112
Total debt	6,959	6,435
Less commercial paper	431	475
Less current portion of long-term debt	20	20
Total long-term debt, net of current portion	$6,508	$5,940
(a) At September 30, 2014 and December 31, 2013, the senior debt balances included (i) a net unamortized discount of $22 million and $13 million, respectively and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $15 million and $18 million, respectively. The balance at September 30, 2014, also included a decrease in the carrying value of the debt relating to outstanding fair value hedges of $6 million. The face value of the Company’s senior debt was $6.44 billion and $5.84 billion at September 30, 2014 and December 31, 2013, respectively.

For the nine months ended September 30, 2014, debt issuances, redemptions and repurchases were as follows:

Debt Issuances
August 2014, $600 million 2.30% senior notes due 2019
August 2014, $600 million 3.70% senior notes due 2024
August 2014, $550 million 4.90% senior notes due 2044

Debt Redemptions
$99 million 8.875% notes due 2014
$264 million 8.875% senior notes due 2019

Debt Repurchases
$336 million 8.875% senior notes due 2019, through a tender offer
$37 million 7.875% debentures due 2023, through a tender offer
$6 million 7.125% senior notes due 2023, through a tender offer
$423 million 7.875% senior debentures due 2030, through a tender offer

The debt repurchases and early debt redemption resulted in a pre-tax loss on early extinguishment of debt of $352 million ($219 million, net of tax) for the three and nine months ended September 30, 2014.

The Company's debt activities during 2014 are expected to result in annualized interest expense savings of approximately $35 million.

All of the Company's long-term debt has been issued under fixed interest rate agreements. During the third quarter of 2014, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge the Company's 2.30% senior notes that were issued in the third quarter of 2014. These interest rate swaps are designated as fair value hedges. The swaps expose the Company to movements in short-term interest rates. Based on the amount of fixed-to-floating rate swaps at September 30, 2014, a 100 basis point change in interest rates would cause a $6 million change to pre-tax earnings.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.0 billion commercial paper program of $431 million at September 30, 2014 and $475 million at December 31, 2013, each at a weighted average interest rate of 0.3% and with maturities of less than thirty days.
Credit Facility
At September 30, 2014, the Company had a $2.0 billion revolving credit facility (the “Credit Facility”) which expires in March 2018. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2014, the Company’s Consolidated Leverage Ratio was approximately 2.0x.

The Consolidated Leverage Ratio is the ratio of the Company’s indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company’s Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items.

The Credit Facility is used for general corporate purposes. At September 30, 2014, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $1.99 billion.
Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $1.99 billion of remaining availability at September 30, 2014; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

The Company’s funding for short-term and long-term obligations will come primarily from cash flows from operating activities. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to the Company, the existing Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. The Company routinely assesses its capital structure and opportunistically enters into transactions to lower its interest expense, which could result in a charge from the early extinguishment of debt.

Funding for the Company’s long-term debt obligations due over the next five years of $1.50 billion is expected to come from cash generated from operating activities and the Company’s ability to access capital markets.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Guarantees
During 2013, the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity. The Company continues to be the guarantor of Outdoor Europe’s franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At September 30, 2014, the total franchise payment obligations under these agreements are estimated to be approximately $200 million, which will decrease on a monthly basis thereafter. The estimated fair value of the guarantee liability of approximately $40 million is included in ‘‘Liabilities of discontinued operations’’ on the Consolidated Balance Sheet at September 30, 2014.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2014, the outstanding letters of credit and surety bonds approximated $252 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters
E-books Matters.    Commencing in 2012, as previously disclosed, a number of antitrust suits were filed and/or consolidated in the United States District Court for the Southern District of New York against Simon & Schuster, other book publishers and Apple Inc. (‘‘Apple’’) in connection with these book publishers’ agency arrangements regarding the distribution of e-books to e-book retailers. Simon & Schuster has settled all of these actions without any admission of wrongdoing or liability and has adopted certain business and compliance practices as part of certain settlements. On April 10, 2012, Simon & Schuster and two other book publisher parties entered into a settlement stipulation and proposed final judgment (the ‘‘Stipulation’’) with the United States Department of Justice (the ‘‘DOJ’’) in connection with an antitrust action filed by the DOJ, which was approved by the court on September 7, 2012. The Stipulation requires the adoption of certain business practices for a 24 month period (the ‘‘24 Month Period’’) and certain compliance practices for a five year period. In addition, as previously disclosed, in connection with Simon & Schuster’s settlement of an antitrust suit filed with the court on April 11, 2012 by the U.S. states and territories and the District of Columbia (the ‘‘States Settlement’’), Simon & Schuster adopted certain business and compliance practices substantially similar to those described in the Stipulation. The Company believes that continuing to comply with these business and compliance practices pursuant to the Stipulation and States Settlement, which are the only outstanding obligations under these settlements, will not have a material adverse effect on its results of operations, financial position or cash flows.

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

Similar antitrust suits have been filed against the Publishing parties by private litigants in Canada, purportedly as class actions, under Canadian law, commencing on February 24, 2012 (“Canada Actions”); and by an Australian e-book retailer on September 16, 2013, and two former U.S. e-book retailers in March 2014, each in the United

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

States Court for the Southern District of New York (“U.S. Actions”). Simon & Schuster executed an agreement settling the Canada Actions as of May 8, 2014, which is subject to Canadian court approval. Simon & Schuster intends to defend itself in the U.S. Actions.

In addition, the European Commission (the ‘‘EC’’) and Canadian Competition Bureau (the ‘‘CCB’’) conducted separate competition investigations of agency distribution arrangements of e-books in this industry. On December 12, 2012, following the close of a comment period, the EC entered into settlement agreements with Simon & Schuster and certain Publishing parties. The CCB also entered into a settlement agreement with Simon & Schuster and certain Publishing parties, which was effective on February 7, 2014 but was subsequently stayed by the Canadian Competition Tribunal on March 18, 2014 pending the resolution of an application to rescind or vary the settlement agreement filed by a large Canadian e-book retailer. These settlements require the adoption of certain business and compliance practices similar to those described in the Stipulation with the DOJ.

Claims Related to Former Businesses: Asbestos.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company’s products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2014, the Company had pending approximately 42,560 asbestos claims, as compared with approximately 45,150 as of December 31, 2013 and 45,480 as of September 30, 2013. During the third quarter of 2014, the Company received approximately 1,030 new claims and closed or moved to an inactive docket approximately 2,200 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2013 and 2012 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $29 million and $21 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, ‘‘litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

Related Parties
For a discussion of related parties, see Note 6 to the consolidated financial statements.
Recent Pronouncements and Adoption of New Accounting Standards
See Note 1 to the consolidated financial statements.

Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a discussion of the Company’s critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward‑looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company’s programming; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

consolidation in the market for the Company’s programming; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s news releases and filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures.
The Company’s chief executive officer and chief operating officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock. Since then, various increases to such amount have been approved and announced, including most recently a $3.0 billion increase to the amount available under such program on August 7, 2014. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended September 30, 2014.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
July 1, 2014 - July 31, 2014	44.7	$60.85	(a)	$3,020
August 1, 2014 - August 31, 2014	2.6	$60.01	2.6	$5,846
September 1, 2014 - September 30, 2014	4.3	$56.66	4.3	$5,600
Total	51.6	$60.46	(b)	$5,600
(a) During July 2014, the Company completed the split-off of CBS Outdoor Americas Inc. and in connection with this transaction, received 44.7 million shares of CBS Corp. Class B Common Stock in exchange for the 97.0 million shares of CBS Outdoor Americas Inc. common stock that it owned. The exchange offer was not part of this publicly announced share repurchase program and did not have an effect on the remaining authorization under such program.
(b) During the third quarter of 2014, the Company repurchased 6.9 million shares of CBS Corp. Class B Common Stock under the Company's publicly announced share repurchase program at an average price of $57.91 per share.

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

CBS CORPORATION (Registrant)

Date: November 5, 2014	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: November 5, 2014	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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