Form 10-K
period 2014-12-31
CBS CORP
filed 2015-02-13
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 30, 2014, which was the last business day of the registrant's most recently completed second fiscal quarter, the market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $489,547,031 (based upon the closing price of $62.10 per share as reported by the New York Stock Exchange on that date) and the market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $32,274,761,558 (based upon the closing price of $62.14 per share as reported by the New York Stock Exchange on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $32,764,308,589.
As of February 10, 2015, 37,826,904 shares of Class A Common Stock and 459,445,346 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of CBS Corporation's Notice of 2015 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Portion of Item 5; Part III).

PART I
Item 1. Business.
CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is a mass media company with operations in the following segments:

•
ENTERTAINMENT: The Entertainment segment is composed of the CBS® Television Network; CBS Television Studios; CBS Global Distribution Group (composed of CBS Studios International and CBS Television Distribution); CBS Interactive®; and CBS Films®.

•
CABLE NETWORKS: The Cable Networks segment is composed of Showtime Networks, which operates the the Company’s premium subscription program services, Showtime®, The Movie Channel®, and Flix®; CBS Sports Network®, the Company’s cable network focused on college athletics and other sports; and Smithsonian Networks™, a venture between Showtime Networks and Smithsonian Institution, which operates Smithsonian Channel™, a basic cable program service.

•	PUBLISHING: The Publishing segment is composed of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner® and Atria Books®.

•
LOCAL BROADCASTING: The Local Broadcasting segment is composed of CBS Television Stations, the Company’s 30 owned broadcast television stations; and CBS Radio®, through which the Company owns and operates 117 radio stations in 26 United States (“U.S.”) markets.

For the year ended December 31, 2014, contributions to the Company’s consolidated revenues from its segments were as follows: Entertainment 60%, Cable Networks 16%, Publishing 6% and Local Broadcasting 20%. The Company generated approximately 13% of its total revenues from international regions in 2014. For the year ended December 31, 2014, approximately 52% and 13% of total international revenues of approximately $1.79 billion were generated in Europe and Canada, respectively.

The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television and radio stations, Internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences, and to generate both advertising and non‑advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company is increasing its investment in both Company-owned and acquired premium content to enhance its opportunities for revenue growth, which include exhibiting its content on digital and other platforms through licensing and subscription services; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”), including cable, direct broadcast satellite (“DBS”), telephone company, and other distributors, for authorizing the MVPDs’ carriage of the Company’s owned television stations (also known as “retransmission fees”) and cable networks, and securing compensation from television stations affiliated with the CBS Television Network (“station affiliation fees” also known as “reverse compensation”). The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits.

On April 2, 2014, CBS Outdoor Americas Inc. (“Outdoor Americas”), which was previously a subsidiary of the Company and has been renamed Outfront Media Inc., completed an initial public offering through which it sold approximately 19%, of its common stock and, on July 16, 2014, the Company disposed of its approximately 81% ownership of Outdoor Americas through a tax-free split-off. During 2013, the Company completed the sale of its outdoor advertising business in Europe (“Outdoor Europe”). Outdoor Americas and Outdoor Europe have been presented as discontinued operations in the Company’s consolidated financial statements for all periods presented.

The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified entertainment companies such as The Walt Disney Company, NBCUniversal Media, LLC, Twenty-First Century Fox, Inc., Time Warner Inc., Cumulus Media Inc. and iHeartMedia, Inc.

As of December 31, 2014, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates approximately 945 movie screens in the U.S., the United Kingdom (“U.K.”) and South America and manages 4 movie screens in South America, directly or indirectly owned approximately 79.6% of the Company’s voting Class A Common Stock, and approximately 7.8% of the Company’s Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company’s Class A Common Stock are entitled to one vote per share. The Company’s Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

The Company was organized in Delaware in 1986. The Company’s principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Website address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

Entertainment (60%, 62% and 60% of the Company's consolidated revenues in 2014, 2013 and 2012, respectively, and 45%, 53% and 50% of the Company's consolidated operating income in 2014, 2013 and 2012, respectively)

The Entertainment segment consists of the CBS Television Network; CBS Television Studios and CBS Global Distribution Group (composed of CBS Studios International and CBS Television Distribution), the Company’s television production and syndication operations; CBS Interactive, the Company’s online content networks for information and entertainment; and CBS Films, the Company’s producer and distributor of theatrical motion pictures.

Television Network. The CBS Television Network through CBS Entertainment™, CBS News® and CBS Sports® distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming to more than 200 domestic affiliates reaching throughout the U.S., including 16 of the Company’s owned and operated television stations, and to affiliated stations in certain U.S. territories.

The CBS Television Network primarily derives revenues from the sale of advertising time for its network broadcasts. A significant portion of the advertising spots sold for the network’s non-sports programming occurs annually generally during May through July in the industry’s upfront advertising market for the upcoming television broadcast season, which runs for one year generally commencing in mid-September. Advertisers purchase the remaining advertising spots closer to the broadcast of the related programming in the scatter advertising market. Overall advertising revenue for the network is also impacted by audience ratings for its programming. The Company offers dynamic advertising insertions for the CBS Television Network's on demand programming, which allow the Company to change advertisements at any time within such programming and offer advertisers greater audience reach. In addition, the CBS Television Network’s revenues include station affiliation fees.

CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality‑based programming, specials, children’s programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes, 48 Hours Mystery, CBS Evening News with Scott Pelley, CBS This Morning, CBS Sunday Morning and Face the Nation as well as special reports. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain games from the NCAA Division I Men’s Basketball Tournament, the PGA Golf Tour, Masters Tournament and PGA Championship, regular-season college football and basketball games on network television, in addition to the NFL’s American Football Conference (AFC) regular-season, post-season divisional playoff and championship games. CBS broadcast the AFC in the 2014 season and has rights to broadcast the AFC through the 2022 season, including certain National Football Conference regular season games and the Super Bowls in 2016, 2019 and 2022. In February 2014, the Company announced an agreement with the NFL to produce and broadcast Thursday Night Football for the 2014 season, which, in January 2015, was extended for the 2015 season. CBS Television Network content also is exhibited via the Internet, including through CBS.com, CBS All Access™, a digital subscription streaming service, which the Company launched in October 2014, and CBSN, a live streaming digital advertiser-supported news network available 24 hours a day, seven days a week, which the Company launched in November 2014.

The CW, a broadcast network and the Company’s 50/50 joint venture with Warner Bros. Entertainment, airs programming, including, The Vampire Diaries, Jane the Virgin, Reign and America’s Next Top Model. Eight of the Company’s owned television stations are affiliates of The CW. Certain of The CW’s programming is streamed on video-on-demand services owned by each of Hulu, LLC and Netflix, Inc. pursuant to license agreements.

Television Production and Syndication. CBS Television Studios and CBS Global Distribution Group produce, acquire and/or distribute programming worldwide, including series, specials, news and public affairs, and generate revenue principally from the licensing and distribution of such programming. The programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services or distribution via first‑run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company subsequently distributes programming after its initial exhibition on a network, basic cable network or premium subscription service for domestic exhibition on television stations, cable networks or video-on-demand services (known as “off-network syndicated programming”). Off-network syndicated programming and first‑run syndicated programming distributed domestically, as well as programming distributed internationally, can sometimes be sold in successive cycles of sales known as “first cycle,” “second cycle” sales, and so on, which may occur on exclusive or non-exclusive bases. Generally, license fees may decrease with successive sales cycles due to increased program exhibitions.

Programming that was produced or co-produced by the Company’s production group and is broadcast on network television includes, among others, CSI: Crime Scene Investigation (CBS), NCIS (CBS), The Good Wife (CBS), Madam Secretary (CBS) and Scorpion (CBS). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including international and/or off‑network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or international markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company’s objective is to recoup its costs and earn a profit through various forms of distribution, including international licensing, domestic syndication and digital streaming of episodes. International sales of network series are generally made within one year of the U.S. network run, although, increasingly, this time frame is being shortened. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic off-network syndication. In off-network syndication, the Company distributes series such as Hawaii Five-O, Criminal Minds, Blue Bloods, The Good Wife, NCIS and NCIS: Los Angeles as well as a library of older television programs. The Company also produces and/or distributes first- run syndicated series such as Wheel of Fortune, Jeopardy!, Entertainment Tonight, Inside Edition, The Insider, Dr. Phil, Rachael Ray, Hot Bench and Judge Judy. The Company also distributes syndicated and other programming internationally.

The Company continues to monetize its content through digital media. It enters into and renews numerous multi-year licensing agreements for distribution of certain of its programming to various services, including the digital streaming on subscription video-on-demand services owned by Netflix (in the U.S., Canada, countries in Europe and Latin America), Amazon (in the U.S., Germany and the U.K.), Comcast, Hulu, Hulu Plus (each, in the U.S.), Nippon TV (in Japan), DLA (in countries in Latin America and the Caribbean), Canal Play (in France), Telefonica (in Spain), StreamCo, Foxtel (each, in Australia), Bell Media, Shomi (each, in Canada) and Telecom NZ (in New Zealand), among others; and the digital downloading on various electronic-sell-through services owned by Apple (in the U.S., Canada, Australia and countries in Europe), Amazon (in the U.S., Germany and the U.K.), Google and Microsoft

(each, in the U.S.), among others. In October 2014, the Company and Sony Network Entertainment International LLC entered into an agreement for certain of the Company’s programming to be exhibited on Sony’s broadband pay television service, PlayStation Vue.

Fees for television programming licensed for syndication and digital streaming are recorded as revenues at the beginning of the license period in which the programs are made available for exhibition, which, among other reasons, may cause substantial fluctuations in the Entertainment segment’s operating results. Unrecognized revenues attributable to such license agreements were $1.02 billion and $1.14 billion at December 31, 2014 and December 31, 2013, respectively.

The Company has a global channel presence through domestic and international joint ventures. The Company owns a 50% interest in a joint venture with Lionsgate, which owns and operates the entertainment cable network, POP™ (formerly known as TVGN, TV Guide Network). The Company owns a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates six cable and satellite channels in the U.K. and Ireland, including CBS Action™, CBS Drama™ and CBS Reality™. The Company also owns a 30% interest in a joint venture with another subsidiary of AMC Networks, which owns and operates nine cable and satellite channels in Europe, the Middle East and Africa broadcasting CBS programming and branded as CBS Action™, CBS Drama™, CBS Reality™ and CBS Europa™. In Australia, the Company owns an approximately 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN™, a digital television channel service. The Company owns a 30% interest in a joint venture with RTL Group, which owns and operates two cable channels in Southeast Asia in English and local languages, RTL CBS Entertainment™ and RTL CBS Extreme™.

CBS Interactive. CBS Interactive is one of the leading global publishers of premium content on the Internet. CBS Interactive was ranked among the top Internet properties in the world according to comScore Media Metrix, December 2014. CBS Interactive’s leading brands, including CNET, CBS.com, CBSSports.com, GameSpot, TVGuide.com, TV.com, CBSNews.com, ZDNet, Last.fm, and MetroLyrics.com, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.‑based business, CBS Interactive operates in Asia, Australia and Europe. CBS Interactive’s worldwide brands reached approximately 294 million unique monthly visitors during December 2014 according to comScore Media Metrix, December 2014.

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

CBS Interactive owns and operates digital properties, including: CNET, one of the preeminent Websites for technology and consumer electronics information and featuring news, reviews, downloads and instructional and entertaining video and audio shows about technology; CNET en Espanol, which delivers CNET.com’s information in the U.S. to Spanish speakers; TVGuide Digital, which provides comprehensive information about television programming; GameSpot, a leading gaming information Website providing video game reviews and previews, news, eSports, Webcasts, videos, and game downloads; CBSSports Digital, which provides sports content, fantasy sports, community and e‑commerce features, and also owns and which operates MaxPreps; Last.fm, which is a music recommendation, discovery and social networking site; MetroLyrics.com, which is one of the most popular databases for song lyrics online; and TV.com, which is a destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks.

CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Further extending the CBS.com experience, the Company offers a CBS software application (or “app”) offering on-demand streaming of various programs from the Company’s current network programming and library to Android, iPhone, iPad and Windows 8 users. In October 2014, the Company launched CBS All Access, a digital subscription streaming service offering a more extensive on-demand selection of CBS Television Network content as well as the ability to stream live programming from local CBS Television Stations in 14 markets as of February 1, 2015. CBS All Access is available at CBS.com and on mobile devices through the CBS App for iOS and Android. In November 2014, the Company launched CBSN, a live streaming digital advertiser-supported news network available 24 hours a day, seven days a week. CBSN is available at CBSNews.com, on devices through its mobile Website, the CBS News App for iOS and Windows 8 and through Internet-connected television platforms, including Roku, Apple TV and Amazon Fire TV. Through the CBS Audience Network™, the Company delivers video content from its Websites and television, radio and affiliated stations under an advertiser-supported distribution model to third-party Websites. The growing slate of the Company’s content available online includes full episodes, clips and highlights based on CBS, CBS Sports Network and Showtime Networks programming as well as original made-for-the-Web content.

CBS Films. CBS Films produces, acquires and distributes theatrical motion pictures across all genres. The budget for each picture is intended to be up to $50 million plus advertising and marketing costs at a level consistent with industry custom. The majority of motion pictures produced or acquired by CBS Films is intended for a wide, commercial theatrical release, similar to motion pictures typically produced and released by major studios. CBS Films’ theatrical releases in 2014 were What If, Pride, Gambit and Afflicted.

In general, motion pictures produced or acquired by CBS Films are exhibited theatrically in the U.S. and internationally, followed by exploitation via home entertainment (including DVDs and Blu-ray Discs and electronic rental and sell-through), video-on-demand, pay-per-view, pay television, free television and basic cable, digital media outlets and, in some cases, other channels such as airlines and hotels. CBS Films exploits its motion pictures (including certain ancillary rights, such as licensing and merchandising) and generates revenues in all media in the relevant release windows either directly, through affiliated CBS entities, or via third party distribution arrangements, including CBS Films’ multi-year agreement with Lions Gate Films, which was entered into in November 2014, for Lions Gate Films to distribute CBS Films’ new wide-release motion pictures in all media, except U.S. pay television.

Entertainment Competition.

Television Network. The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services as well as other media, including DVDs and Blu‑ray Discs, digital program services, print and the Internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

Television Production and Syndication. As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators such as Disney, Fox, NBCUniversal, Sony and Warner Bros. to produce and sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company’s entertainment businesses.

CBS Interactive. CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals such as AOL, MSN and Yahoo!, especially as these properties expand their content offerings; search engines such as Google, Yahoo! and Bing; online comparison shopping and retail properties, including Amazon.com; vertical content sites in the categories that CBS Interactive’s brands serve, such as technology, gaming, music, news, business, food, and lifestyle focused Websites; other content sites such as Hulu, HBO GO and ESPN.com as well as major television broadcast company Websites; and platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

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

Cable Networks (16%, 15% and 14% of the Company's consolidated revenues in 2014, 2013 and 2012, respectively, and 34%, 29% and 28% of the Company's consolidated operating income in 2014, 2013 and 2012, respectively)

The Cable Networks segment is composed of Showtime Networks, which operates the Company’s premium subscription program services; CBS Sports Network, the Company’s cable network focused on college athletics and other sports; and Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel.

Showtime Networks. Showtime Networks owns and operates three commercial‑free, premium subscription program services in the U.S.: Showtime, offering original series, recently released theatrical feature films, documentaries, boxing and other sports-related programming, and special events; The Movie Channel, offering recently released theatrical feature films and related programming; and Flix, offering theatrical feature films primarily from the last several decades. At December 31, 2014, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 76 million subscriptions in the U.S., certain U.S. territories and Bermuda.

Showtime Networks also owns and operates multiplexed channels of Showtime and The Movie Channel in the U.S. which offer additional and varied programming choices. Showtime Networks makes versions of Showtime, The Movie Channel and Flix available “on demand,” enabling subscribers to watch individual programs at their convenience. Showtime Networks also makes available Showtime Anytime®, an authenticated version of Showtime, which can be accessed on computers via showtimeanytime.com or via certain Internet-connected devices through a Showtime Anytime app free of charge to Showtime subscribers as part of their Showtime subscription through participating Showtime Networks’ distributors. Through Showtime Anytime, Showtime subscribers can view hundreds of hours of on demand programming as well as live telecasts of the east and west coast feeds of Showtime. Showtime Networks additionally operates the Website SHO.com and various apps, which promote Showtime, The Movie Channel and Flix programming, and provide information and entertainment and other services.

Showtime Networks derives revenue principally from the license of its program services to numerous MVPDs, with a substantial portion of such revenue coming from three of the largest such distributors. The costs of acquiring exhibition rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from motion picture studios and other distributors typically covering the U.S. and Bermuda for varying durations, including exclusive motion picture output agreements with CBS Films, Buena Vista Pay Television, a subsidiary of The Walt Disney Company (for certain DreamWorks motion pictures), The Weinstein Company, Open Road Films and STX Entertainment. Showtime Networks’ original series in 2014 included Homeland, Ray Donovan, Masters of Sex, The Affair, Penny Dreadful, Shameless, Nurse Jackie, House of Lies and Episodes, among others. Showtime Networks also telecasts various sports-related programs, including Inside the NFL, 60 Minutes Sports and Jim Rome on Showtime. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives revenue by licensing rights it retains in certain of its original programming. Showtime Networks and its corporate affiliate(s) enter into licensing arrangements with television networks, Internet content distributors, such as Netflix, iTunes and Amazon, and/or other media companies for the exhibition of certain Showtime original programming domestically and in various international territories, including Canada under an output agreement entered into with Bell Media Inc. in January 2015. Showtime Networks also produces and/or provides special events to licensees on a pay-per-view basis through Showtime PPV®, including in 2014, two Floyd Mayweather championship boxing matches.

Showtime Networks also owns a majority of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks offers a companion on‑demand version, makes Smithsonian Channel content available on an authenticated basis to certain distributors in the U.S. and licenses Smithsonian Channel content outside of the U.S., including to Blue Ant Television Ltd. in connection with Smithsonian Channel in Canada. Smithsonian Networks also operates the Website SmithsonianChannel.com and various apps, which promote Smithsonian Channel programming and provide information and entertainment services.

CBS Sports Network. CBS Sports Network is a 24 hours a day, seven days a week cable program service that provides sports and related content, with a strong focus on college sports. The network televises over 580 live professional, amateur, semi-professional and collegiate events annually, highlighted by Division I college football, basketball, hockey and lacrosse, as well as professional bull riding (PBR), professional lacrosse (MLL), arena football (AFL) and various styles of motor sports events (including asphalt, dirt, and off road racing). In addition, the network showcases a variety of original programming, including documentaries, features and , studio shows, highlighted by That Other Pre-Game Show (TOPS), NFL Monday QB, Inside College Basketball, Inside College Football, and a new show featuring a first of its kind all-female panel, We Need to Talk. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events such as the NCAA Division I Men’s Basketball Tournament, Masters Tournament and PGA Championship, and for Showtime Networks relating to Showtime Championship Boxing. CBS Sports Network produces weekday simulcasts of the radio shows Boomer and Carton and The Doug Gottlieb Show. Further, CBS Sports Network televises a diverse slate of additional programming under the CBS Sports Spectacular™ brand, including mixed martial arts, skiing, bowling, horse racing, volleyball, cheerleading and skate boarding, among other events. CBS Sports Network had approximately 55 million subscribers as of December 31, 2014. The network derives its revenues from subscription fees and the sale of advertising. CBS Sports Network has secured carriage arrangements with the top MVPDs.

Cable Networks Competition.

Showtime Networks. Showtime Networks primarily competes with other providers of premium subscription program services in the U.S., including Home Box Office, Inc. and Starz, LLC. Competition among these premium subscription program services in the U.S. is dependent on: (i) the production, acquisition and packaging of original series and other original programming and the acquisition and packaging of an adequate number of recently released theatrical motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to MVPDs for carriage so as to favorably position and package Showtime Networks’ premium subscription program services to subscribers. In addition, Showtime Networks competes with non-traditional subscription programming services delivered via the Internet, such as Netflix and Amazon, for original programming, theatrical motion pictures and viewership. Showtime Networks also competes for programming, distribution and/or audiences with basic cable program services, broadcast television and other media, including DVDs and Blu-ray Discs, portable devices, video games and the Internet.

Smithsonian Networks competes for programming, distribution and/or audiences with non‑fiction and other basic cable program services, including Discovery Channel, National Geographic Channel and History, as well as with broadcast television and other media, such as DVDs and Blu-ray Discs, portable devices and the Internet.

CBS Sports Network. CBS Sports Network principally competes with cable programming services, including other sports‑oriented cable programming services, for distribution and license fee revenue among MVPDs, as well as for viewership and advertising revenue. The effects of consolidation among MVPDs and consumer pricing sensitivity have made it more difficult for niche channels to secure broad distribution in mainstream programming packages. In addition, the largest cable providers have created sports tiers for sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. CBS Sports Network continues its repositioning to be included in programming packages with more subscribers. Re-alignment of college athletic conferences and their member institutions may adversely impact CBS Sports Network’s programming arrangements. CBS Sports Network also competes with cable programming services generally, including other sports programming services, such as ESPN, NBC Sports Network and the FOX Sports Networks, in acquiring the television and multimedia rights to sporting events, resulting in increased rights fees and increased production expenses.

The terms and favorable renewal of agreements with distributors for the distribution of the Company’s subscription program services are important to the Company. The effects of consolidation among MVPDs and other marketplace factors make it more difficult to reach and maintain favorable terms and could have an adverse effect on revenues.

Publishing (6% of the Company's consolidated revenues in 2014, 2013 and 2012, respectively, and 3%, 4% and 3% of the Company's consolidated operating income in each of 2014, 2013 and 2012, respectively)

The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

Simon & Schuster publishes and distributes adult and children’s consumer books in printed, digital and audio formats in the U.S. and internationally. Its digital formats include electronic books, and audio books. Simon & Schuster’s major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books, Gallery Books®, Touchstone®, Threshold Editions™ and Howard Books®. Simon & Schuster’s major children’s imprints include Simon Pulse®, Aladdin®, Atheneum Books for Young Readers™ and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the products of certain CBS businesses as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on its own Websites, general Internet sites as well as those linked to individual titles. Its created assets include online videos showcasing Simon & Schuster authors and new releases on YouTube, iTunes, Blinkx, AOL, SimonandSchuster.com and other sites as well as online video courses led by authors made available for sale to consumers. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada, Simon & Schuster Australia, Simon & Schuster India and other distributors, as well as the publication of local titles by Simon & Schuster Canada, Simon & Schuster UK and Simon & Schuster Australia.

In 2014, Simon & Schuster published 294 New York Times bestsellers in hardcover, paperback and electronic formats, collectively, including 29 New York Times #1 bestsellers. Best-selling titles in 2014 include Hard Choices by Hillary Rodham Clinton, Revival by Stephen King and All the Light We Cannot See by Anthony Doerr. Bestselling children’s titles from Simon & Schuster include City of Heavenly Fire by Cassandra Clare, Rush Revere and the First Patriots by Rush Limbaugh and Dork Diaries 7 by Rachel Renée Russell. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster’s books over the Internet.

The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end‑of‑year holiday season. Major new title releases represent a significant portion of Simon & Schuster’s sales throughout the year. Simon & Schuster’s top two accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. In 2014, the sale of digital content represented approximately 26% of Simon & Schuster’s revenues. The Company expects that electronic books will continue to represent a significant portion of Simon & Schuster revenues in the coming years.

Publishing Competition. The consumer publishing business is highly competitive and has been affected over the years by consolidation trends and electronic distribution methods and models. Mass merchandisers and on‑line retailers are significant factors in the industry contributing to the general trend toward consolidation in the retail channel. The growth of the electronic book market has impacted print book retailers and wholesalers and could result in a reduction of these channels for the sales and marketing of the Company’s books. In addition, unfavorable economic conditions and competition may adversely affect book retailers’ operations, including distribution of the Company’s books. The Company must compete with other larger publishers such as Penguin Random House, Hachette and Harper Collins for the rights to works by authors and sales to retailers and customers. Competition is particularly strong for well‑known authors and public personalities. In addition, technological changes have made it increasingly possible for authors to self‑publish and have led to the development of new digital distribution models in which the Company’s books must compete with the availability of both a larger volume of books as well as non‑book content.

Local Broadcasting (20%, 19% and 22% of the Company's consolidated revenues in 2014, 2013 and 2012, respectively, and 28%, 27% and 31% of the Company's consolidated operating income in 2014, 2013 and 2012, respectively)

The Local Broadcasting segment is composed of CBS Television Stations, the Company’s 30 owned broadcast television stations, and CBS Radio, through which the Company owns and operates 117 radio stations in 26 U.S. markets and related online properties. The Company operates local Websites in major U.S. markets, including New York, Los Angeles, Chicago, San Francisco and Dallas, which combine the Company’s television and radio local media brands online to provide the latest news, traffic, weather, and sports information as well as local discounts, directories and reviews to serve the local community.

CBS Television Stations. The Company owns 30 broadcast television stations through its CBS Television Stations group, all of which operate under licenses granted by the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The licenses are renewable every eight years. The Company’s television stations are located in the 7 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area (“DMA”) in 10 major markets. These multiple station markets are: New York (market #1), Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #7), Detroit (market #12), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #22). This group of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming. The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. In addition, the CBS Television Stations group receives retransmission fees from MVPDs for authorizing the MVPDs’ carriage of the Company’s owned television stations. Substantially all of the Company’s television stations operate Websites, many of which are combined with the Websites of the Company’s radio stations in co-located markets, which promote the stations’ programming and provide news, information, entertainment, and other services, through the CBS Local Digital Media group. These Websites principally derive revenues from the sale of advertising. The “Television Stations, Radio Stations and CBS Local Digital Media Websites” table below includes information with respect to these properties within top U.S. television markets and radio markets. In October 2014, the Company launched CBS All Access, a digital subscription streaming service offering an extensive on-demand selection of CBS Television Network content as well as the ability to stream live programming from local CBS Television Stations in 14 markets as of February 1, 2015. CBS Television Stations and Weigel Broadcasting plan to launch, in the second quarter of 2015, DECADES™, a new, national entertainment program service featuring classic television content, movies and original programming for local television stations’ digital sub-channels, which utilize a local television station's available broadcast spectrum to provide a companion to that station's primary channel.

CBS Radio. The Company’s radio broadcasting business operates through CBS Radio, one of the largest operators of radio stations in the U.S. CBS Radio owns and operates 117 radio stations serving 26 U.S. markets as of February 10, 2015. Virtually all of the Company’s owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 77% in the 25 largest U.S. radio markets. Most of the Company’s owned radio stations implement digital broadcasting. The Company’s strategy generally is to operate radio stations in the largest markets and take advantage of the Company’s ability to sell advertising across multiple markets and formats. CBS Sports Radio Network provides up to 24 hours a day, seven days a week of national sports programming to affiliated radio stations. The network has more than 300 affiliates across the country and Canada, including radio stations in all of the top 10 U.S. radio markets. Cumulus Media, as CBS Sports Radio Network’s exclusive syndicator, is responsible for securing radio station affiliates and for the network’s advertising sales. The Company believes that it is favorably impacted by offering radio and television platforms in large markets. In December 2014, the Company completed a radio station swap with Beasley Broadcast Group, Inc. through which the Company exchanged 13 of its radio stations in Tampa and Charlotte and one radio station in Philadelphia, for two radio stations in Philadelphia and three radio stations in Miami.

CBS Radio’s geographically dispersed stations serve diverse target demographics through a broad range of formats such as rock, classic hits/oldies, all‑news, talk, Spanish language, adult contemporary, top 40/contemporary hit radio, urban, sports and country, and CBS Radio has established leading franchises in news, sports and personality programming. This diversity provides advertisers with the convenience of selecting stations to reach a targeted demographic or groups of stations to reach broad groups of consumers within and across markets and also reduces the Company’s dependence on any single station, local economy, format or advertiser. At the same time, CBS Radio maintains substantial diversity in each market where its stations operate so that its stations can appeal to several demographic groups. CBS Radio’s general programming strategies include employing popular on-air talent, some of whose broadcasts may be syndicated by CBS Radio using the services of a third party syndicator, broadcasting programming syndicated to it by others, acquiring the rights to broadcast sports play‑by‑play and producing and acquiring news content for its radio stations. The overall mix of each radio station’s programming lineup is designed to fit the station’s specific format and serve its local community.

The majority of CBS Radio’s revenues are generated from the sale of local and national advertising. The major categories of radio advertisers include: automotive, retail, healthcare, telecommunications, insurance, fast food, beverage, movies and entertainment. CBS Radio is able to use the reach, diversity and branding of its radio stations to create unique division‑wide marketing and promotional initiatives for major national advertisers of products and services. Advertising expenditures by advertisers fluctuate, which has an effect on CBS Radio’s revenues.

Substantially all of the Company’s radio stations operate Websites, many of which are combined with the Websites of the Company’s television stations in co‑located markets, which promote the stations’ programming, and provide news, information and entertainment, as well as other services. The “Television Stations, Radio Stations and CBS Local Digital Media Websites” table below includes information with respect to these properties within top U.S. television markets and radio markets. Also, CBS Radio operates Websites for its music radio stations. All of these Websites are part of the CBS Local Digital Media group and principally derive revenues from the sale of advertising. CBS Radio is one of the most listened to online radio providers according to Triton Digital’s monthly Top 20 Ranker for November 2014.

Local Broadcasting Competition.

CBS Television Stations. Television stations compete for programming, on‑air talent, audiences and advertising revenues with other stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and, in the case of advertising revenues, with other local and national media. The owned and operated television stations’ competitive position is largely influenced by the quality of the syndicated programs and local news programs in time periods not programmed by the network; the strength of the CBS Television Network programming and, in particular, the viewership of the CBS Television Network in the time period immediately prior to the late evening news; and in some cases, by the quality of the broadcast signal.

CBS Radio. The Company’s radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as Cumulus Media Inc., Emmis Communications Corporation, Entercom Communications Corp, iHeartMedia, Inc. and Radio One, Inc. The Company’s radio stations, including their Internet and streaming activities, also compete with other media, such as broadcast, cable and DBS television, newspapers, magazines, direct mail, and the Internet, including services such as Pandora, Spotify and Rhapsody. The radio industry is also subject to competition from Sirius XM Holdings Inc., which provides digital audio services to subscribers.

The Company’s television and radio stations face increasing competition from technologies such as audio and visual content delivered via the Internet, which create new ways for individuals to watch programming and listen to music and other content of their choosing while avoiding traditional commercial advertisements. Also, an increasingly broad adoption by consumers of portable digital devices could affect the ability of the Company’s television and radio stations to attract audiences and advertisers.

Aggregate total revenues for the Company’s radio stations for 2014 were ranked #1 or #2 in four of the top five U.S. markets by metro area population (New York, Los Angeles, Chicago, and San Francisco), according to the 2014 Market Total Revenues Performance Summary of Miller Kaplan Arase LLP.

Television Stations, Radio Stations and CBS Local Digital Media Websites
The following table sets forth information with regard to the Company’s owned television stations, radio stations and related CBS Local Digital Media Websites, as of February 10, 2015, within top U.S. television and radio markets:

	Television			Radio			CBS Local Digital Media(1)
Market and Market Rank(2)	Stations	Type	Network Affiliation	Stations	AM/ FM	Format	Websites
New York, NY	WCBS‑TV	UHF	CBS	WCBS	AM	News	newyork.cbslocal.com
	WLNY‑TV	UHF	Independent	WCBS	FM	Classic Hits
#1—Television				WFAN	AM	Sports
#1—Radio				WFAN	FM	Sports
				WINS	AM	News
				WBMP	FM	Top 40
				WWFS	FM	Hot Adult Contemporary

Los Angeles, CA(3)	KCAL‑TV	VHF	Independent	KAMP	FM	Top 40	losangeles.cbslocal.com
	KCBS‑TV	UHF	CBS	KCBS	FM	Adult Hits
#2—Television				KNX	AM	News
#2—Radio				KROQ	FM	Alternative
				KRTH	FM	Classic Hits
				KTWV	FM	Smooth Adult Contemporary

Chicago, IL	WBBM‑TV	VHF	CBS	WBBM	AM	News	chicago.cbslocal.com
				WBBM	FM	Top 40
#3—Television				WCFS	FM	News
#3—Radio				WJMK	FM	Classic Hits
				WSCR	AM	Sports
				WUSN	FM	Country
				WXRT	FM	Adult Alternative

Philadelphia, PA	KYW‑TV	UHF	CBS	KYW	AM	News	philadelphia.cbslocal.com
	WPSG‑TV	UHF	The CW	WIP	FM	Sports
#4—Television				WOGL	FM	Classic Hits
#8—Radio				WPHT	AM	News/Talk
				WRDW	FM	Top 40
				WXTU	FM	Country

Dallas‑Fort Worth, TX	KTVT‑TV	UHF	CBS	KJKK	FM	Adult Hits	dallas.cbslocal.com
	KTXA‑TV	UHF	Independent	KLUV	FM	Classic Hits
#5—Television				KMVK	FM	Spanish
#5—Radio				KRLD	AM	News
				KRLD	FM	Sports
				KVIL	FM	Hot Adult Contemporary

San Francisco, CA	KPIX‑TV	UHF	CBS	KCBS	AM	News	sanfrancisco.cbslocal.com
	KBCW‑TV	UHF	The CW	KFRC	FM	News
#6—Television				KITS	FM	Alternative
#4—Radio				KLLC	FM	Hot Adult Contemporary
				KMVQ	FM	Top 40
				KZDG(4)	AM	Indian Talk/Music

Boston, MA	WBZ‑TV	UHF	CBS	WBMX	FM	Hot Adult Contemporary	boston.cbslocal.com
	WSBK‑TV	UHF	MyNetworkTV	WBZ	AM	News
#7—Television				WBZ	FM	Sports
#10—Radio				WODS	FM	Top 40
				WZLX	FM	Classic Rock

	Television			Radio			CBS Local Digital Media(1)
Market and Market Rank(2)	Stations	Type	Network Affiliation	Stations	AM/ FM	Format	Websites
Washington, D.C.				WIAD	FM	Hot Adult Contemporary	washington.cbslocal.com
				WJFK	AM	Sports
#8—Television				WJFK	FM	Sports
#7—Radio				WLZL	FM	Spanish
				WNEW	FM	News
				WPGC	FM	Rhythmic Top 40

Atlanta, GA	WUPA‑TV	UHF	The CW	WAOK	AM	News/Talk	atlanta.cbslocal.com
				WVEE	FM	Urban
#9—Television				WZGC	FM	Sports
#9—Radio

Houston, TX				KHMX	FM	Hot Adult Contemporary	houston.cbslocal.com
				KIKK	AM	Sports
#10—Television				KILT	AM	Sports
#6—Radio				KILT	FM	Country
				KKHH	FM	Top 40
				KLOL	FM	Spanish

Phoenix, AZ				KMLE	FM	Country
				KOOL	FM	Classic Hits
#11—Television				KZON	FM	Top 40
#14—Radio

Detroit, MI	WKBD‑TV	UHF	The CW	WDZH	FM	Top 40	detroit.cbslocal.com
	WWJ‑TV	UHF	CBS	WOMC	FM	Classic Hits
#12—Television				WWJ	AM	News
#12—Radio				WXYT	AM	Sports
				WXYT	FM	Sports
				WYCD	FM	Country

Tampa‑St. Petersburg, FL	WTOG‑TV	UHF	The CW				tampa.cbslocal.com

#13—Television
#19—Radio

Seattle‑Tacoma, WA	KSTW‑TV	VHF	The CW	KFNQ	AM	Sports	seattle.cbslocal.com
				KJAQ	FM	Adult Hits
#14—Television				KMPS	FM	Country
#13—Radio				KZOK	FM	Classic Rock

Minneapolis, MN	WCCO‑TV	UHF	CBS	KMNB	FM	Country	minnesota.cbslocal.com
	KCCO‑TV(5)	VHF	CBS	KZJK	FM	Adult Hits
#15—Television	KCCW‑TV(6)	VHF	CBS	WCCO	AM	News/Talk
#16—Radio

Miami-Ft. Lauderdale, FL	WFOR‑TV	UHF	CBS	WKIS	FM	Country	miami.cbslocal.com
	WBFS‑TV	UHF	MyNetworkTV	WPOW	FM	Top 40
#16—Television				WQAM	AM	Sports
#11—Radio

Denver, CO	KCNC‑TV	UHF	CBS				denver.cbslocal.com

#17—Television
#18—Radio

Orlando, FL				WJHM	FM	Top 40
				WOCL	FM	Classic Hits
#18—Television				WOMX	FM	Hot Adult Contemporary
#33—Radio

Cleveland, OH				WDOK	FM	Adult Contemporary	cleveland.cbslocal.com
				WKRK	FM	Sports
#19—Television				WNCX	FM	Classic Rock
#31—Radio				WQAL	FM	Hot Adult Contemporary

Sacramento, CA	KOVR-TV	UHF	CBS	KHTK	AM	Sports	sacramento.cbslocal.com
	KMAX-TV	UHF	The CW	KNCI	FM	Country
#20—Television				KSFM	FM	Rhythmic Top 40
#28—Radio				KYMX	FM	Adult Contemporary
				KZZO	FM	Hot Adult Contemporary

	Television			Radio			CBS Local Digital Media(1)
Market and Market Rank(2)	Stations	Type	Network Affiliation	Stations	AM/ FM	Format	Websites
St. Louis, MO				KEZK	FM	Adult Contemporary	stlouis.cbslocal.com
				KMOX	AM	News/Talk
#21—Television				KYKY	FM	Hot Adult Contemporary
#22—Radio

Pittsburgh, PA	KDKA-TV	UHF	CBS	KDKA	AM	News/Talk	pittsburgh.cbslocal.com
	WPCW-TV	VHF	The CW	KDKA	FM	Sports
#22—Television				WBZZ	FM	Hot Adult Contemporary
#26—Radio				WDSY	FM	Country

Baltimore, MD	WJZ‑TV	VHF	CBS	WJZ	AM	Sports	baltimore.cbslocal.com
				WJZ	FM	Sports
#26—Television				WLIF	FM	Adult Contemporary
#21—Radio				WWMX	FM	Hot Adult Contemporary

Indianapolis, IN	WBXI-CA(7)	UHF	Independent

#27—Television
#39—Radio

San Diego, CA				KEGY	FM	Top 40
				KYXY	FM	Adult Contemporary
#28—Television
#17—Radio

Riverside-San Bernardino, CA				KFRG	FM	Country
				KRAK	AM	Sports
#25—Radio				KVFG	FM	Classic Hits
				KXFG	FM	Country

(1)
The CBS Local Digital Media group operates the Websites of the Company’s television stations and radio stations. Many of these Websites are combined for the television stations and non-music radio stations in co-located markets. The Websites provide news, information, entertainment, as well as other services, and promote stations’ programming.

(2)	Television market (DMA) rankings based on Nielsen Media Research Local Market Universe Estimates, September 2014. Radio market (DMA) rankings based on Nielsen Audio Radio Market Survey, Fall 2014.

(3)
As required by the FCC, the Company assigned KFWB-AM to a divestiture trust. The Company is a beneficiary of the trust. The trustee is operating the radio station and is responsible for selling the radio station to a third party. (See “CBS Business Segments—Regulation—Broadcasting—Ownership Regulation—Radio‑Television Cross‑Ownership Rule”).

(4)	KZDG-AM in San Francisco, California, is programmed by a third party through a time brokerage agreement.

(5)	KCCO-TV is operated as a satellite station of WCCO-TV.

(6)	KCCW-TV is operated as a satellite station of WCCO-TV.

(7)	WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC’s ownership rules.

REGULATION

The Company’s businesses are either subject to or affected by regulations of federal, state and local governmental authorities in the U.S. and of national, regional and local authorities in foreign countries. The rules, regulations, policies and procedures affecting these businesses are subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the statutes, rules and regulations described herein. The descriptions do not purport to describe all present and proposed statutes, rules and regulations affecting the Company’s businesses.

Intellectual Property and Privacy

Laws affecting intellectual property are of significant importance to the Company. (See “Intellectual Property” on page I-17 for more information on the Company’s brands).

Unauthorized Distribution of Copyrighted Content and Piracy. Unauthorized distribution, reproduction or display of copyrighted material in digital formats without regard to content owners’ copyright rights in television programming, motion pictures, clips and books, such as through pirated DVDs and Blu-ray Discs, unauthorized stored copies and live streaming, Internet downloads, file “sharing” and peer-to-peer services, is a threat to copyright owners’ ability to protect and exploit their property. The Company’s digital delivery services and commercial arrangements with digital content providers help reduce the risks associated with unauthorized access to its content. The Company is also engaged in enforcement and other activities to protect its intellectual property and participates in various litigation, public relations programs and legislative activity.

Copyright Law and Content. The Company derives revenues from the creation and exploitation of creative content, for which the copyright law grants certain exclusive rights, including to reproduce, publicly perform and distribute. In the U.S., the copyright term for authored works is the life of the author plus 70 years. For works made for hire, the copyright term is the shorter of 95 years from the first publication or 120 years from creation. Any changes to copyright laws, including through court decisions, which diminish the scope of a copyright owner’s exclusive rights, could impact the Company.

Privacy. The laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company’s interactive businesses. The Company monitors and considers these laws and regulations in the design and operation of its Websites, digital content services and legal and regulatory compliance programs.

Broadcasting

General. Television and radio broadcasting are subject to the jurisdiction of the FCC pursuant to the Communications Act. The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; determine stations’ frequencies, locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; and to impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and, in egregious cases, license revocation or denial of license renewals.

Under the Communications Act, the FCC also regulates certain aspects of the operation of MVPDs and certain other electronic media that compete with broadcast stations.

Indecency and Profanity Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC’s maximum forfeiture penalty per station for broadcasting indecent or profane programming is $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3 million for any continuing violation arising from a single act or failure to act. The Company has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material.

License Renewals. Radio and television broadcast licenses are typically granted for standard terms of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company has a number of pending renewal applications. A station remains authorized to operate while its license renewal application is pending.

License Assignments. The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. Third parties may oppose the Company’s applications to assign, transfer or acquire broadcast licenses.

Ownership Regulation. The Communications Act and FCC rules and regulations limit the ability of individuals and entities to have an official position or ownership interest, known as an “attributable” interest, above specific levels in broadcast stations as well as in other specified mass media entities. In seeking FCC approval for the acquisition of a broadcast radio or television station license, the acquiring person or entity must demonstrate that the acquisition complies with the FCC’s ownership rules or that a waiver of the rules is in the public interest.

The FCC adopted a notice of proposed rule‑making in its latest quadrennial review of broadcast ownership rules in April 2014 (“NPRM”), which incorporates the record of the FCC’s prior review of broadcast ownership rules, which started in December 2011. The FCC’s current ownership rules, certain proposed changes by and items for which the FCC is seeking comments under the NPRM, are briefly summarized below.

Local Radio Ownership. The FCC’s local radio ownership rule applies in all markets where the Company owns radio stations. Under that rule, one party may own up to eight radio stations in the largest markets, no more than five of which may be either AM or FM. With a few exceptions, the rule permits the common ownership of 8 radio stations in the top 50 markets, where CBS Radio has significant holdings.

Local Television Ownership. Under the FCC’s local television ownership rule, one party may own up to two television stations in the same DMA, so long as at least one of the two stations is not among the top-four ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC, and at least eight independently owned and operating full-power television stations remain in the market following the acquisition of the second television station. The NPRM proposes to modify the local television station ownership rule to prohibit transactions involving the sale or swap of network affiliations between same-market television stations that result in an entity holding an attributable interest in two top-four ranked television stations. Further, without regard to the number of remaining independently owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. “Satellite” television stations that simply rebroadcast the programming of a “parent” television station are exempt from the local television ownership rule if located in the same DMA as the “parent” station.

Television National Audience Reach Limitation. Under the FCC’s national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. In September 2013, the FCC adopted a notice of proposed rule‑making to eliminate the UHF discount, which remains pending. The Company currently owns and operates television stations that reach approximately 38% of all U.S. television households but for purposes of the national ownership limitation, the Company’s reach is less than this amount applying the UHF discount in accordance with the FCC’s methodology.

Radio-Television Cross-Ownership Rule. The radio-television cross-ownership rule limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market. The Company owns a combination of radio and television stations in the Los Angeles market in excess of the limit. As required by the FCC, the Company assigned radio station KFWB-AM in Los Angeles to a divestiture trust. The Company is a beneficiary of the trust. The trustee is operating the radio station and is responsible for selling the radio station to a third party, the closing of which would bring the Company into compliance with this cross‑ownership rule.

Newspaper-Broadcast Cross-Ownership. The newspaper-broadcast cross- ownership rule prohibits the common ownership of a radio or television station and daily newspaper in the same market absent a waiver by the FCC. As part of its NPRM, the FCC seeks comment on: (1) whether the restriction on newspaper-radio cross-ownership should be eliminated, and (2) a rule that would presume a waiver of the restriction on newspaper-television cross-ownership to be consistent with the public interest if a daily newspaper sought to combine with a full-power commercial television station in the same top 20 television market, and (a) the television station is not ranked among the top four television stations in the market and (b) at least eight independently owned and operated “major media voices” would remain in the market after the combination.

Dual Network Rule. The dual network rule prohibits any of the four major networks, ABC, CBS, FOX and NBC, from combining.

Attribution of Ownership. Under the FCC’s attribution rules, a direct or indirect purchaser of various types of securities of an entity which holds FCC licenses, such as the Company, could violate the foregoing FCC ownership regulations or policies if that purchaser owned or acquired an “attributable” interest in other media properties. Under the FCC’s rules, an “attributable” interest for purposes of the FCC’s broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless the interest holder is properly “insulated” from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent. The FCC is reviewing its single majority voting shareholder attribution exemption, which renders as non‑attributable voting interests up to 49% in a licensee controlled by a single majority voting shareholder. Because NAI holds an attributable interest in both the Company and Viacom Inc., the business of each company is attributable to the other for certain FCC purposes, which may have the effect of limiting and affecting the activities, strategic business alternatives and business terms available to the Company. (See Item 1A. “Risk Factors—The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes, Which May Limit Business Opportunities”).

Alien Ownership. In general, the Communications Act prohibits foreign individuals or entities from owning more than 20% or more than 25%, depending on the circumstances, of the voting power or equity of the Company. In November 2013, the FCC provided additional information regarding its case-by-case review process for applications that propose foreign ownership that exceed such 25% threshold.

Cable and Satellite Carriage of Television Broadcast Stations. The 1992 Cable Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, a television station must elect, with respect to cable systems within its DMA, either “must carry” status, pursuant to which the cable system’s carriage of the station is mandatory, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage and secures instead the right to negotiate consideration in return for consenting to carriage. The Company’s owned television stations have elected the retransmission consent option in substantially all cases, and, since 2006, the Company has implemented a systematic process of seeking monetary consideration for its retransmission consent.

Similarly, federal legislation and FCC rules govern the retransmission of broadcast television stations by DBS operators. DBS operators are required to carry the signals of all local television broadcast stations requesting carriage in local markets in which the DBS operator carries at least one signal pursuant to the statutory local-to-local compulsory copyright license. Every three years, each television station in such markets must elect “must carry” or “retransmission consent” status, in a manner similar to that described above with respect to cable systems. The Company’s owned and operated television stations are being transmitted into their local markets by the two major DBS operators pursuant to retransmission consent agreements.

Children’s Television Programming. Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and require stations to broadcast on their main program stream three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger. FCC rules also impose E/I programming requirements on each additional digital multicast program stream transmitted by television stations, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children’s programming of Internet addresses of Websites that contain or link to commercial material or that use program characters to sell products.

Program Access. Under the Communications Act, vertically integrated cable programmers (more fully described below) are generally prohibited from offering different prices, terms or conditions for programming to competing MVPDs unless the differential is justified by certain permissible factors set forth in the FCC’s regulations. Until 2012, the FCC’s “program access” rules also generally prohibited vertically integrated cable programmers from entering into exclusive distribution arrangements with cable operators. The FCC continues to assess the competitive impact of such individual exclusive contracts. A cable programmer is considered to be vertically integrated under the FCC’s program access attribution rules if it owns or is owned by a cable operator in whole or in part. Cable operators for this purpose may include telephone companies that provide video programming directly to subscribers.

The Company’s wholly owned program services are not currently subject to the program access rules. The Company’s flexibility to negotiate the most favorable terms available for carriage of these services and its ability to offer cable operators exclusive programming could be adversely affected if it were to become subject to the program access rules. Because the Company and Viacom Inc. are under common control by NAI, Viacom Inc.’s businesses could be attributable to the Company for purposes of the FCC’s program access rules. (See Item 1A. “Risk Factors—The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes, Which May Limit Business Opportunities”).

National Broadband Plan. In response to the FCC’s March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC “repacks” the broadcast spectrum dedicated to broadcast television use. The legislation provides that the FCC will assist television stations in retaining their current coverage areas, no stations will be forced into the VHF band and a fund will be established to reimburse broadcasters for reasonable relocation expenses relating to the spectrum‑repacking. In September 2012, the FCC launched a rule-making proceeding to implement the auction legislation and auctions are expected to occur in 2016, followed by the repacking process.

INTELLECTUAL PROPERTY

The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company’s practice to protect its products, including its television, radio and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CBS All AccessTM CNET®, CBS Radio®, Showtime®, Showtime Anytime®, The Movie Channel®, Flix®, CBS Films®, CBS Audience Network™, TV.com™, Last.fm®, MetroLyrics®, CSI:®, NCIS®, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS Sports Network®, CBS Interactive® and all the call letters for the Company’s television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

At December 31, 2014, the Company employed approximately 17,310 full-time and part-time salaried employees and had approximately 5,630 additional project-based staff.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 16 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

CBS Corp. makes available free of charge on its Website, www.cbscorporation.com (Investors section), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company’s Website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These documents are also available on the Securities and Exchange Commission’s Website at www.sec.gov.

Item 1A. Risk Factors.

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS

This document, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the documents incorporated by reference into this Annual Report on Form 10-K, contain both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward‑looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth below. Additional risks, uncertainties and other factors may be described in the Company’s news releases and other filings made under the securities laws. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

RISK FACTORS

For an enterprise as large and complex as the Company, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on the Company’s future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

The Company derives substantial revenues from the sale of advertising on its broadcast and basic cable networks, television stations, radio stations, syndicated programming, and online properties. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly a major market such as Los Angeles, New York or Chicago, in which the Company owns and operates sizeable businesses, could alter current or prospective advertisers’ spending priorities. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical segments, represent a significant portion of the Company’s advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors’ advertising expenditures may adversely affect the Company’s revenue. Advertisers’ willingness to purchase advertising from the Company may also be affected by a decline in audience ratings for the Company’s programming, the inability of the Company to retain the rights to popular programming, increasing audience fragmentation caused by new program channels and the proliferation of new media formats, including the Internet and video‑on‑demand and the deployment of portable digital devices and new technologies, which allow consumers to live stream and time shift programming, make and store digital copies and skip or fast‑forward through advertisements. Any reduction in advertising expenditures could have an adverse effect on the Company’s revenues and results of operations.

The Company’s Success and Profitability Are Dependent Upon Audience Acceptance of Its Content, Including Its Television and Radio Programs and Motion Pictures, Which Is Difficult to Predict

Television, radio and motion picture content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program or motion picture, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a television or radio program or motion picture also depends upon the quality and acceptance of other competing programs and motion pictures released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of new ratings technologies and measurements, and viewership on new platforms or devices that is not being measured, could have an impact on the Company’s program ratings. For example, while C-3, a current television industry ratings system, measures live commercial viewing plus three days of DVR and video-on-demand playback, the growing viewership occurring on subsequent days of DVR and video‑on‑demand playback is excluded from C-3 ratings. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company’s radio or television stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company’s cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. The theatrical success of a motion picture, based in large part upon audience acceptance, is a significant factor in determining the revenues it is likely to generate in home entertainment sales, licensing fees and other exploitation during the various other distribution windows. Consequently, low public acceptance of the Company’s content, including its television and radio programs, motion pictures and publications, will have an adverse effect on the Company’s results of operations. In addition, any decreased popularity of programming for which the Company has incurred significant commitments could have an adverse effect on its profitability. Programming and talent commitments of the Company, estimated to aggregate approximately $13.72 billion as of December 31, 2014, primarily included $10.23 billion for sports programming rights, $2.70 billion relating to the production and licensing of television, radio, and film programming, and $797 million for talent contracts with $4.32 billion of these amounts payable in and after 2020. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to distribute, could lead to decreased profitability or losses for a significant period of time.

Failure by the Company to Obtain, Create and Retain the Rights Related to Popular Programming Could Adversely Affect the Company’s Revenues
The Company’s revenue from its television, radio, cable networks and motion picture business is partially dependent on the Company’s continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company’s revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network’s most widely viewed broadcasts, including golf’s Masters Tournament, the PGA Championship, NFL games, NCAA Division I Men’s Basketball Tournament games, and series such as The Big Bang Theory, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs, such as sports events from third parties. CBS Films competes for compelling source material for and the talent necessary to produce motion pictures, as well as with other buyers for the acquisition of third‑party produced motion pictures. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company’s failure to obtain or retain rights to popular content could adversely affect the Company’s revenues.

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive

Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly as are the digital distribution models for books. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company’s businesses. Examples of the foregoing include the convergence of television broadcasts and online delivery of programming to televisions, video-on-demand platforms, tablets, satellite radio, new video and electronic book formats, user-generated content sites, Internet and mobile distribution of video content via streaming and downloading, and place-shifting of content from the home to portable devices on which content is viewable outside the home. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis; technologies, such as DVRs, that enable users to fast-forward or skip advertisements or increase the sharing of subscription content; systems that allow users to access copyrighted product of the Company over the Internet or other media; and portable digital devices and systems that enable users to view programming or store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers and adversely affect its revenues. Also, the growing uses of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. In addition, further increases in the use of digital devices which allow users to view or listen to content of their own choosing, in their own time and remote locations, while avoiding traditional commercial advertisements or subscription payments, could adversely affect the Company’s radio and television broadcasting advertising and subscription revenues. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television and video programming options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the Internet to view on television monitors or other devices, which could diminish viewership of the Company’s programming. Generally, changing consumer behavior may impact the Company’s traditional distribution methods, for example, by reducing viewership of its programming (including motion pictures), the demand for DVD and Blu-ray Disc product and/or the desire to see motion pictures in theaters, which could have an adverse impact on the Company’s revenues and profitability. Also, the impact of technological changes on traditional distributors of video programming may adversely affect the Company’s cable networks’ ability to grow revenue. Anticipating and adapting to changes in technology on a timely basis and exploiting new sources of revenue from these changes will affect the Company’s ability to continue to increase its revenue.

Piracy of the Company's Programming and Other Content, Including Digital Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

Piracy of programming (including motion pictures), books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of such programming and other content into digital formats, which facilitate the creation, transmission and sharing of high quality unauthorized copies of the Company's content. Technological advances, which facilitate the streaming of programming via the Internet to television screens and other devices, may increase piracy. The proliferation of unauthorized access to programming has an adverse effect on the Company's businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate, evolve and present challenges for enforcement. The Company vigorously defends itself against entities that illegally secure and exhibit its content, including streaming the Company’s broadcast content without obtaining the consent of or paying compensation to the Company. Failure of legal protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company's enforcement costs.

The Company’s Businesses Operate in Highly Competitive and Consolidating Industries

The Company competes with other media companies for high quality content to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various MVPD platforms. The Company’s ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and radio programming, motion pictures and books. The consolidation of advertising agencies, distributors and television service providers also has made competition for audiences, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of on-line sales and electronic books sales have resulted in increased competition for limited physical shelf space for the Company’s publications and for the attention of consumers on-line. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; motion picture studios; the Internet; new, non-traditional programming services; technological innovations in content distribution; terrestrial and satellite radio and portable devices; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company’s stations or networks, or stations or networks might engage in aggressive promotional campaigns. In book publishing, competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. Moreover, the growing use of self-publishing technologies by authors increases competition and could result in decreased use of traditional publishing services. This competition could result in lower ratings and advertising and subscription and other revenues or increased promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing, new or potential competitors, or that competition will not have a material adverse effect on its business, financial condition or results of operations.

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company’s Results of Operations

The CBS Television Network provides its affiliates with up to approximately 98 hours of regularly scheduled programming per week. In return, the CBS Television Network’s affiliated stations broadcast network-inserted commercials during that programming. Loss of station affiliation agreements of the CBS Television Network could adversely affect the Company’s results of operations by reducing the reach of the Company’s programming and therefore its attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect the Company’s results of operations. The non-renewal or termination of retransmission agreements with MVPDs or continued distribution on less favorable terms, could also adversely affect the Company’s revenues and its ability to distribute its network programming to a nationwide audience and affect the Company’s ability to sell advertising, which could have a material adverse effect on the Company’s results of operations. Showtime Networks, CBS Sports Network and Smithsonian Networks are also dependent upon the maintenance of affiliation agreements with MVPDs, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks’, CBS Sports Network’s and Smithsonian Networks’ program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. Also, consolidation among MVPDs and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company’s ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all.

The Company’s Operating Results Are Subject to Seasonal Variations and Other Factors

The Company’s business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences, on people’s viewing, reading, attendance and listening habits. Typically, the Company’s revenue from advertising increases in the fourth quarter, Simon & Schuster generates a substantial portion of its revenues in the fourth quarter, and license fees for television programming and CBS Films’ revenue from motion pictures are dependent on the timing, mix, number and availability of the Company’s television programming and motion pictures, as applicable, which may cause operating results to increase or decrease during a period and create non-comparable results relative to the corresponding period in the prior year. In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Economic Conditions May Adversely Affect the Company’s Businesses and Customers

The U.S. and other countries where the Company operates have experienced slowdowns and volatilities in their economies. A downturn could lead to lower consumer and business spending for the Company’s products and services, particularly if customers, including advertisers, subscribers, licensees, retailers, theater operators and other consumers of the Company’s content offerings and services, reduce demands for the Company’s products and services. In addition, in unfavorable economic environments, the Company’s customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations, including distribution of the Company’s content. The Company is unable to predict the duration and severity of weakened economic conditions and such conditions and resultant effects could adversely impact the Company’s businesses, operating results, and financial condition.

Volatility and Weakness in Capital Markets May Adversely Affect Credit Availability and Related Financing Costs for the Company

Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, the Company’s ability to refinance, and the related cost of refinancing, some or all of its debt could be adversely affected. Although the Company can currently access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for the Company. In addition, the Company’s access to and cost of borrowing can be affected by the Company’s short- and long-term debt ratings assigned by ratings agencies. These factors, including the tightening of credit markets, or a decrease in the Company’s debt ratings, could adversely affect the Company’s ability to obtain cost‑effective financing.

Increased Programming and Content Costs May Adversely Affect the Company’s Profits

The Company produces and acquires programming (including motion pictures) and other content and incurs costs with respect to its content, including for all types of creative talent, including actors, authors, writers and producers, composers and publishers of music, as well as for marketing and distribution. An increase in any of these costs and increased competition from new entrants into the market for the production and acquisition of new content may lead to decreased profitability.

Changes in Communications Laws or Other Regulations May Have an Adverse Effect on the Company’s Business

The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s licenses could have a material adverse effect on the Company’s revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the common ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company’s ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company’s radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company’s advertising revenues. The FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect the Company’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company’s ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. In response to the FCC’s March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC “repacks” the broadcast spectrum dedicated to broadcast television use. Such auctions are expected to begin in 2016 followed by repacking, which could adversely impact the Company’s broadcast coverage and related revenues. It is difficult to predict the timing or outcome of the FCC’s actions or their effect, if any, on the Company’s broadcasting properties. Legislation could be enacted, which could remove over-the-air broadcasters’ existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations and could have an adverse impact on the cost of music programming for the Company. In addition, changes in or new interpretations of international laws and regulations governing competition and the Internet, including those affecting data privacy, may have an adverse impact on the Company’s international businesses and Internet properties. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against the Broadcast and Cable Industries Could Have an Adverse Effect on the Company’s Businesses and Results of Operations

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC enforces its indecency rules against the broadcasting industry. The FCC has found on a number of occasions that the content of radio and television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending licensees. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. The fines for broadcasting indecent material per station are a maximum of $325,000 per utterance. If the FCC denied a license renewal or revoked the license for one of the Company’s broadcast radio or television stations, the Company would lose its authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to the Company’s ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect the Company’s businesses and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of the Company’s cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

The Failure or Destruction of Satellites and Transmitter Facilities that the Company Depends Upon to Distribute Its Programming Could Materially Adversely Affect the Company’s Businesses and Results of Operations

The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters including extreme weather that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. Each of the Company’s television and radio stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations.

Breach of Security Measures Regarding Information Systems Could Disrupt Operations and Damage the Company’s Reputation and Could Materially Adversely Affect the Company’s Businesses and Results of Operations

Network and information systems and other technologies are important to the Company’s business activities. Despite the Company’s security measures, network and information systems‑related events, such as computer hackings, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities, and natural or other disasters could result in a disruption of the Company’s services and operations or improper disclosure of personal data or confidential information, which could damage the Company’s reputation and require the Company to expend resources to remedy any such breaches. The occurrence of any of these events could have a material adverse effect on the Company’s business and results of operations.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

The Company will test goodwill and indefinite-lived intangible assets, including FCC licenses, for impairment during the fourth quarter of each year and between annual tests if events or circumstances require an interim impairment assessment. A downward revision in the estimated fair value of a reporting unit or intangible assets, including FCC licenses, could result in a non-cash impairment charge. Also, any significant shortfall, now or in the future, in the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of such assets. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on the Company’s reported net earnings.

Dividends and Dividend Rates Cannot Be Guaranteed

The Company’s Board of Directors assesses relevant factors when considering the declaration of a dividend on the Company’s common stock. The Company cannot guarantee that it will continue to declare dividends, including at the same or similar rates.

The Loss of Key Personnel, Including Talent, Could Disrupt the Management or Operations of the Company’s Business and Adversely Affect Its Revenues

The Company’s business depends upon the continued efforts, abilities and expertise of its chief executive officer and other key employees and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace, and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company’s ability to execute its business strategy. While the Company does not maintain a written succession plan with respect to Chairman of the Board, in accordance with the Company’s Corporate Governance Guidelines, designated independent committees of the CBS Board together periodically review succession planning for the position of Chairman and report to the non-management directors of the CBS Board. Because approximately 79.6% of the voting shares are controlled by Sumner Redstone there can be no assurance now or in the future that he or the successors to the voting control may not seek to effect succession of the Chairman; however, and in all cases, the Board will elect the next Chairman by a majority vote of the Board. Additionally, the Company employs or independently contracts with several entertainment personalities and authors with significant loyal audiences or readership. Entertainment personalities are sometimes significantly responsible for the ranking of a television or radio station and, therefore, the ability of the station to sell advertising, and an author’s popularity can be significantly responsible for the success of a particular book. The Company’s cable networks, CBS Television Studios and CBS Television Distribution produce programming and CBS Films produces motion pictures with highly regarded directors, actors and other talent who are important to attracting and retaining audiences for their content. There can be no assurance that these entertainment personalities, authors and talent will remain with or be drawn to the Company or will retain their current audiences or readership. If the Company fails to retain or attract these entertainment personalities, authors and talent or they lose their current audiences or readership, the Company’s revenues could be adversely affected.

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations

Certain of the Company’s revenues are earned and expenses are incurred in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations.

The Company’s Liabilities Related to Discontinued Operations and Former Businesses Could Adversely Impact Its Financial Condition

The Company has both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to the media business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. The Company cannot be assured that its reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these liabilities may come due. Therefore, there can be no assurances that these liabilities will not have a material adverse effect on the Company’s financial position, operating performance or cash flow.

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company’s television, radio, cable networks, interactive and motion picture businesses by disrupting the Company’s ability to provide scheduled services and programming or by causing delays in the production of the Company’s television or radio programming or motion pictures. Depending on its duration, any lockout, strike or work stoppage could have an adverse effect on the Company’s revenues, cash flows and/or operating income and/or the timing thereof.

Political and Economic Risks Associated with the Company’s International Businesses Could Harm the Company’s Financial Condition or Results of Operations

The Company’s businesses operate and have customers worldwide. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export restrictions, exchange controls, tariffs and other trade barriers and longer payment cycles. The Company may incur substantial expense as a result of the imposition of new restrictions or changes in the existing economic environment in the regions where it does business. In addition, acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in advertising expenditures, which could materially adversely affect the Company’s business, financial condition or results of operations.

NAI, Through Its Voting Control of the Company, Is in a Position to Control Actions that Require Stockholder Approval

NAI, through its direct and indirect ownership of the Company’s Class A Common Stock, has voting control of the Company. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company’s Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company’s Board of Directors. In addition, Mr. David R. Andelman is a director of NAI and serves as a director of the Company. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. Other stockholders who may have different interests are unable to affect the outcome of the corporate actions of the Company for so long as NAI retains voting control.

Sales of Shares of Common Stock by NAI Could Adversely Affect the Stock Price

NAI, through its direct and indirect ownership of the Company’s Class A Common Stock, has voting control of the Company. Based on information received from NAI, shares of the Company’s voting Class A common stock and non-voting Class B common stock owned by NAI Entertainment Holdings LLC (“NAI EH”), a wholly‑owned subsidiary of NAI, are pledged to NAI EH’s lenders. NAI holds more than 50% of the Company’s voting Class A shares directly and these shares are not pledged. If NAI EH defaults on its obligations and the lenders foreclose on the collateral, the lenders or anyone to whom the lenders transfer the Company’s shares could sell such shares or convert those shares of voting Class A Common Stock into shares of non-voting Class B Common Stock and sell such shares, which could adversely affect the Company’s share price. Additionally, if the lenders foreclose on the pledged shares of voting Class A Common Stock, NAI will no longer directly or indirectly own those shares and such lenders or other transferees would have voting rights in the Company. In addition, there can be no assurance that NAI or NAI EH at some future time will not sell or pledge additional shares of the Company’s stock, which could adversely affect the Company’s share price.

Many Factors May Cause the Stock Price of the Company’s Class A Common Stock and Class B Common Stock to Fluctuate

The stock price of Class A Common Stock and Class B Common Stock may fluctuate significantly as a result of many factors. These factors, some or all of which are beyond the Company’s control, include:

•	actual or anticipated fluctuations in the Company’s operating results;

•	changes in expectations as to the Company’s future financial performance or changes in financial estimates of securities analysts;

•	success of the Company’s operating and growth strategies;

•	investor anticipation of strategic, technological or regulatory threats, whether or not warranted by actual events;

•	operating and stock price performance of other comparable companies; and

•	realization of any of the risks described in these risk factors.

In addition, the stock market has experienced volatility that often has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading prices of the Company’s common stock, regardless of the Company’s actual operating performance.

The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes, Which May Limit Business Opportunities

So long as the Company and Viacom Inc. are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, will be attributable to the other company for purposes of certain rules and regulations of the FCC, U.S. and non-U.S. antitrust rules and regulations and certain rules regarding political campaign contributions in the U.S., among others potentially. The businesses of one company will continue to be attributable to the other company for certain FCC and other purposes even after the two companies cease to be commonly controlled, if the two companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of Viacom Inc. may have the effect of limiting and affecting the activities, strategic business alternatives and business terms available to the Company, including limitations to which the Company contractually agreed in connection with the Company’s separation of former Viacom Inc. (“Former Viacom”) into two publicly traded entities, CBS Corporation and new Viacom Inc., which was completed on December 31, 2005 (the “Separation”).

In Connection with the Separation, Each Company Will Rely on the Other Company’s Performance Under Various Agreements Between the Companies

In connection with the Separation, the Company and Viacom Inc. entered into various agreements, including the Separation Agreement, a tax matters agreement dated December 30, 2005, which is filed as an exhibit to this report, effective as of the Separation (the “Tax Matters Agreement”) and certain related party arrangements pursuant to which the Company and Viacom Inc. will provide services and products to each other from and after the Separation. The Separation Agreement sets forth the allocation of assets, liabilities, rights and obligations of the Company and Viacom Inc. following the Separation, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the Tax Matters Agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations are assumed by, each of the Company and Viacom Inc. Each company will rely on the other to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by the Company or Viacom Inc. under these agreements are legal or contractual liabilities of the other company. If Viacom Inc. were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, the Company could suffer operational difficulties or significant losses.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

The management and directors of the Company may own both CBS Corp. common stock and Viacom Inc. common stock, and both the Company and Viacom Inc. are controlled by NAI. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company’s Board of Directors and executive chairman of Viacom Inc.’s board of directors. Ms. Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and Viacom Inc. Mr. David R. Andelman is a director of NAI and serves as a director of the Company. Mr. Frederic V. Salerno is a director of Viacom Inc. and serves as a director of the Company. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when the Company’s and Viacom Inc.’s management, directors and controlling stockholder face decisions that could have different implications for the Company and Viacom Inc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Viacom Inc. regarding the terms of the agreements governing the Separation and the relationship between the Company and Viacom Inc. thereafter. These agreements include, among others, the Separation Agreement, the Tax Matters Agreement and any commercial agreements between the parties or their affiliates. On occasion, the Company and Viacom Inc. may compete with each other in various commercial enterprises. Potential conflicts of interest could also arise if the Company and Viacom Inc. enter into any commercial arrangements with each other in the future. Each of Mr. Redstone and Ms. Redstone may also face conflicts of interest with regard to the allocation of his or her time between the Company and Viacom Inc. CBS Corp.’s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and Viacom Inc. CBS Corp.’s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of Viacom Inc. acquires knowledge of a potential corporate opportunity for both the Company and Viacom Inc., such director, officer or controlling stockholder may present such opportunity to the Company or Viacom Inc. or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.’s certificate of incorporation provides that the Company renounces any interest in any such opportunity presented to Viacom Inc. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, 831,000 square feet of which is office space. The Company occupies approximately 276,000 square feet of the office space and leases the balance to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. Showtime Networks leases approximately 200,000 square feet at 1633 Broadway, New York, New York under a lease which expires in 2026. Simon & Schuster leases approximately 290,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2019. CBS Interactive leases approximately 280,000 square feet of space at 235 2nd Street, San Francisco, California under a lease which expires in 2022. The Company and its subsidiaries also own and lease office, studio and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S., Canada and several other foreign countries for its businesses. The Company considers its properties adequate for its present needs.

Item 3. Legal Proceedings.

General. On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, ‘‘litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

Claims Related to Former Businesses: Asbestos. The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company’s products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2014, the Company had pending approximately 41,100 asbestos claims, as compared with approximately 45,150 as of December 31, 2013 and 45,900 as of December 31, 2012. During 2014, the Company received approximately 3,880 new claims and closed or moved to an inactive docket approximately 7,930 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2014 and 2013 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $11 million and $29 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information concerning the executive officers of the Company as of February 10, 2015.

Name	Age	Title
Sumner M. Redstone	91	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	65	President and Chief Executive Officer and Director
Anthony G. Ambrosio	54	Senior Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer
Joseph R. Ianniello	47	Chief Operating Officer
Richard M. Jones	49	Executive Vice President and General Tax Counsel
Lawrence Liding	46	Executive Vice President, Controller and Chief Accounting Officer
Gil Schwartz	63	Senior Executive Vice President and Chief Communications Officer
Angeline C. Straka	69	Executive Vice President, Deputy General Counsel and Secretary
Lawrence P. Tu	60	Senior Executive Vice President and Chief Legal Officer

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Shari Redstone, Vice Chair of the Board of Directors of the Company, is the daughter of Sumner M. Redstone.

Mr. Redstone is the Company’s Founder and has been Executive Chairman of the Board of the Company since January 1, 2006. He was Chairman of the Board of Former Viacom from 1987 until January 1, 2006 and served as Chief Executive Officer of Former Viacom from 1996 until January 1, 2006. Mr. Redstone has also served as Chairman of the Board of NAI since 1986 and Chief Executive Officer of NAI since 1967. He served as President of NAI from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. Mr. Redstone has lectured at a variety of universities, including Harvard Law School, Boston University School of Law and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received a LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the United States Court of Appeals and then as a Special Assistant to the United States Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan’s high‑level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty. He is also a recipient of the Army Commendation Award. Mr. Redstone also serves as Executive Chairman of the Board of Directors and Founder of Viacom Inc.

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

Mr. Ambrosio has been Senior Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer of the Company since June 2013. Prior to that, Mr. Ambrosio served as Executive Vice President, Human Resources and Administration of the Company since January 1, 2006. Previously, he served as Co‑Executive Vice President, Human Resources of Former Viacom since September 2005 and as Senior Vice President, Human Resources

and Administration of the CBS, Infinity and Viacom Outdoor businesses since 2000. Prior to that, Mr. Ambrosio served as Vice President, Corporate Human Resources of the former CBS Corporation from 1999 to 2000, as Vice President, Benefits of the former CBS Corporation from 1995 to November 1999 and as Director, Personnel of the former CBS Corporation in 1995. He joined the former CBS Corporation in 1985 and held various positions in the human resources area since that time.

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

Mr. Jones has been Executive Vice President and General Tax Counsel since August 2014. Previously, he served as Senior Vice President and General Tax Counsel of the Company since January 1, 2006 and for Former Viacom in December 2005. Prior to that, he served as Vice President of Tax, Assistant Treasurer and Tax Counsel for NBC Universal, Inc. since 2003 and he spent 13 years with Ernst & Young in their media & entertainment and transaction advisory services practices. Mr. Jones also served honorably as a non-commissioned officer in the U.S. Army’s 75th Ranger Regiment.

Mr. Liding has been Executive Vice President, Controller and Chief Accounting Officer of the Company since August 2014. Previously, he served as Senior Vice President, Controller and Chief Accounting Officer of the Company since October 2011, Vice President, Deputy Controller of the Company since March 2010 and Vice President, Assistant Controller since January 1, 2006. Prior to that, Mr. Liding joined Former Viacom in 1995 and served as Vice President of Financial Reporting from 2002 through 2005.

Mr. Schwartz has been Senior Executive Vice President and Chief Communications Officer of the Company since June 2013. Prior to that, he served as Executive Vice President and Chief Communications Officer of the Company since January 1, 2006. Previously, he was Executive Vice President of CBS Communications Group, which served the Company’s broadcast and local television, syndication, radio and outdoor operations, among others, from 2004 until January 1, 2006. He was Senior Vice President, Communications of CBS from 2000 to 2004, and Senior Vice President, Communications of the former CBS Corporation from 1996 to 2000. Mr. Schwartz served as Vice President, Corporate Communications of Westinghouse Broadcasting from 1995 to 1996. Prior to that, Mr. Schwartz served as Vice President, Communications for Westinghouse Broadcasting’s Group W Television Stations from 1989 to 1995. Mr. Schwartz joined Westinghouse Broadcasting in 1981.

Ms. Straka has been Executive Vice President, Deputy General Counsel and Secretary of the Company since October 2014. Prior to that, Ms. Straka served as Senior Vice President, Deputy General Counsel and Secretary of the Company since January 1, 2006 and Vice President and Associate General Counsel and Co-Head of the Corporate, Transactions and Securities practice group in the corporate law department of Former Viacom. Prior to joining the Former Viacom corporate law department in February 2001, Ms. Straka served as Senior Vice President, General Counsel and Secretary of Infinity Broadcasting Corporation, then a majority‑owned public subsidiary of Former Viacom, from May 2000. Ms. Straka was Vice President, Deputy General Counsel and Secretary of the former CBS Corporation and its predecessor, Westinghouse Electric Corporation, since 1994 and up to the time of the May 2000 merger of Former Viacom and the former CBS Corporation.

Mr. Tu has been Senior Executive Vice President and Chief Legal Officer of the Company since January 1, 2014. Previously, Mr. Tu served as Senior Vice President, General Counsel and Secretary of Dell Inc. since July 2004. Prior to that, Mr. Tu served as Executive Vice President and General Counsel of NBC Universal since 2001. He was previously a partner with the law firm, O’Melveny & Myers LLP, and also served five years as managing partner of the firm’s Hong Kong office. Mr. Tu’s prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department, and law clerk for U.S. Supreme Court Justice Thurgood Marshall.

Part II
Item 5. Market for CBS Corporation’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.
CBS Corporation (the “Company” or “CBS Corp.”) voting Class A Common Stock and CBS Corporation non-voting Class B Common Stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “CBS.A” and “CBS”, respectively.
The following table sets forth, for the calendar periods indicated, the per share range of high and low sales prices for CBS Corporation's Class A and Class B Common Stock, as reported on the NYSE.

	Voting Class A		Non-Voting Class B
	Common Stock		Common Stock
	High	Low	High	Low

2014
1st quarter	$68.00	$55.74	$68.10	$55.71
2nd quarter	$63.82	$55.33	$63.96	$55.01
3rd quarter	$65.07	$53.62	$65.24	$53.49
4th quarter	$57.48	$49.24	$56.67	$48.83
2013
1st quarter	$47.30	$37.48	$47.42	$37.43
2nd quarter	$52.34	$43.84	$52.46	$43.77
3rd quarter	$57.14	$48.68	$57.47	$48.45
4th quarter	$64.00	$53.15	$64.06	$53.01
On January 30, 2015, the Company announced a quarterly cash dividend of $.15 per share on its Class A and Class B Common Stock, payable on April 1, 2015. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2014 and 2013, resulting in total annual dividends of $296 million for 2014 and $295 million for 2013. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company's common stock. Since then, various increases to such amount have been approved and announced, including most recently a $3.0 billion increase to the amount available under such program on August 7, 2014. Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended December 31, 2014 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
October 1, 2014 - October 31, 2014	3.2	$52.50	3.2	$5,432
November 1, 2014 - November 30, 2014	4.8	$52.86	4.8	$5,178
December 1, 2014 - December 31, 2014	6.9	$54.60	6.9	$4,800
Total	14.9	$53.59	14.9	$4,800
As of February 10, 2015, there were approximately 1,661 record holders of CBS Corp. Class A Common Stock and approximately 23,708 record holders of CBS Corp. Class B Common Stock.
Additional information required by this item is contained in the CBS Corp. Proxy Statement for the Company's 2015 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index (“S&P 500”) and a Peer Group of companies identified below.
The performance graph assumes $100 invested on December 31, 2009 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2014.
Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2014

CBS Corp. Class A Common Stock
CBS Corp. Class B Common Stock
S&P 500
Peer Group (a)
$500
$450
$400
$350
$300
$250
$200
$150
$100
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014

December 31,	2009	2010	2011	2012	2013	2014
CBS Corp. Class A Common Stock	$100	$137	$202	$281	$475	$423
CBS Corp. Class B Common Stock	$100	$137	$198	$282	$476	$417
S&P 500	$100	$115	$117	$136	$180	$205
Peer Group (a)	$100	$112	$121	$168	$254	$303
(a) The Peer Group consists of the following companies: The Walt Disney Company, Twenty-First Century Fox, Inc., Time Warner Inc. and Cumulus Media Inc. Clear Channel Outdoor Holdings, Inc., which was previously included in the peer group, has been excluded due to the split-off of CBS Outdoor Americas Inc. in July 2014.

Item 6. Selected Financial Data.
CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31, (a) (b)
	2014 (c)	2013	2012	2011	2010
Revenues	$13,806	$14,005	$12,820	$12,381	$12,271
Operating income	$2,896	$3,025	$2,778	$2,423	$1,803
Net earnings from continuing operations	$1,354	$1,738	$1,508	$1,263	$739
Net earnings (loss) from discontinued operations, net of tax	$1,605	$141	$66	$42	$(15)
Net earnings	$2,959	$1,879	$1,574	$1,305	$724

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$2.46	$2.86	$2.35	$1.90	$1.09
Net earnings (loss) from discontinued operations, net of tax	$2.92	$.23	$.10	$.06	$(.02)
Net earnings	$5.38	$3.09	$2.45	$1.97	$1.07

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$2.41	$2.79	$2.29	$1.85	$1.06
Net earnings (loss) from discontinued operations, net of tax	$2.86	$.23	$.10	$.06	$(.02)
Net earnings	$5.27	$3.01	$2.39	$1.92	$1.04

Dividends per common share	$.54	$.48	$.44	$.35	$.20

At Year End:
Total assets:
Continuing operations	$24,033	$22,912	$22,473	$22,059	$21,828
Discontinued operations	39	3,475	3,993	4,161	4,336
Total assets	$24,072	$26,387	$26,466	$26,220	$26,164
Total debt:
Continuing operations	$7,146	$6,435	$5,921	$5,981	$5,998
Discontinued operations	—	14	14	22	23
Total debt	$7,146	$6,449	$5,935	$6,003	$6,021
Total Stockholders’ Equity	$6,970	$9,966	$10,213	$9,908	$9,821
(a) On April 2, 2014, CBS Outdoor Americas Inc. (“Outdoor Americas”), which was previously a subsidiary of CBS Corporation (the "Company" or "CBS Corp.") and has been renamed Outfront Media Inc., completed an initial public offering through which it sold approximately 19% of its common stock and on July 16, 2014, CBS Corp. disposed of its approximately 81% ownership of Outdoor Americas through a tax-free split-off. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. For 2014, net earnings from discontinued operations, net of tax, includes a gain on the disposal of Outdoor Americas of $1.56 billion, or $2.78 per diluted share.
(b) On September 30, 2013, the Company completed the sale of its outdoor advertising business in Europe, which included an interest in an outdoor business in Asia (“Outdoor Europe”) for $225 million.  Outdoor Europe has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.
(c) In 2014, in connection with the early redemption of $1.07 billion of its debt, the Company recorded a pretax loss on early extinguishment of debt of $352 million ($219 million, net of tax), or $.39 per diluted share.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)

Management’s discussion and analysis of the results of operations and financial condition of CBS Corporation (together with its consolidated subsidiaries, unless the context otherwise requires, the “Company” or “CBS Corp.”) should be read in conjunction with the consolidated financial statements and related notes.

Overview
The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television and radio stations, Internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company is increasing its investment in both Company-owned and acquired premium content to enhance its opportunities for revenue growth, which include exhibiting the Company's content on digital and other platforms through licensing and subscription services; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”) and television stations affiliated with the CBS Television Network. The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers' changing habits. The Company’s continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues and serves to diversify the Company’s business model.

For 2014, revenues of $13.81 billion decreased 1% from $14.01 billion in 2013 primarily driven by 4% lower advertising revenues as 2013 included the benefit from the broadcast of the Super Bowl on the CBS Television Network and 2014 was impacted by four fewer NCAA Division I Men's Basketball Championship ("NCAA Tournament") games broadcast on CBS. Taken together these items impacted the revenue comparison by three percentage points. The impact from these items was offset by the addition of Thursday Night Football on CBS in 2014, increased political advertising spending associated with midterm elections, and 6% growth in affiliate and subscription fee revenues.

The Company reported operating income of $2.90 billion in 2014, a decrease of 4% from $3.03 billion in 2013, reflecting an increased investment in programming, primarily for National Football League ("NFL") games. The investment in NFL programming has contributed to strong ratings for the 2014/2015 broadcast season, which also includes three successful new Company-owned television series that have all generated higher ratings in their respective time periods compared with the prior season.

For 2014, net earnings from continuing operations were $1.35 billion compared with $1.74 billion for 2013 and diluted net earnings per share ("EPS") from continuing operations were $2.41 for 2014 compared with $2.79 for 2013. Comparability of results for 2014 versus 2013 was impacted by several discrete items that were not part of the normal course of operations. The following tables present adjusted net earnings and adjusted diluted EPS from continuing operations, which exclude the impact of these discrete items. These adjusted results are non-GAAP financial measures, which are reconciled below to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company believes that presenting its financial results adjusted for the impact of these items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company's management and provides a clearer perspective on the current underlying performance of the Company.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2014	2013
Net earnings from continuing operations	$1,354	$1,738
Exclude:
Loss on early extinguishment of debt (net of tax benefit of $133 million)	219	—
Impairment charge (including tax provision of $22 million)	74	—
Restructuring charges (net of tax benefit of $10 million in 2014 and $8 million in 2013)	16	12
Adjusted net earnings from continuing operations	$1,663	$1,750

Year Ended December 31,	2014	2013
Diluted EPS from continuing operations	$2.41	$2.79
Exclude:
Loss on early extinguishment of debt	.39	—
Impairment charge	.13	—
Restructuring charges	.03	.02
Adjusted diluted EPS from continuing operations (a)	$2.96	$2.80
(a) Amounts may not sum as a result of rounding.

On April 2, 2014, CBS Outdoor Americas Inc. (“Outdoor Americas”), which was previously a subsidiary of the Company and has been renamed Outfront Media Inc., completed an initial public offering (“IPO”) through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through a tax-free split-off (the “Split-Off”). In connection with the Split-Off, the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. The Split-Off resulted in a gain of $1.56 billion which is included in net earnings from discontinued operations for 2014. In aggregate, the Company received $4.76 billion from the disposition of Outdoor Americas, including proceeds from Outdoor Americas’ IPO and debt borrowings, and the fair value of shares received in the Split-Off.

During 2013, the Company completed the sale of its outdoor advertising business in Europe, which included an interest in an outdoor business in Asia (“Outdoor Europe”) for $225 million. Outdoor Americas and Outdoor Europe have been presented as discontinued operations in the Company’s consolidated financial statements for all periods presented.

During 2014, the Company also repurchased 60.3 million shares of its Class B Common Stock for $3.61 billion, at an average price of $59.88 per share. During the first quarter of 2015, the Company expects to spend approximately $1.0 billion to repurchase shares of CBS Corp. Class B Common Stock. As of February 10, 2015, the Company had $4.08 billion of authorization remaining under its share repurchase program. Also during 2014, the Company declared dividends of $.54 per share, totaling $296 million on its Class A and Class B Common Stock. On January 30, 2015 the Company announced a quarterly cash dividend of $.15 per share, payable on April 1, 2015.

During 2014, the Company redeemed $1.17 billion of its debt for $1.51 billion, including early redemption premiums, and also issued $1.75 billion of senior notes at significantly lower interest rates. During January 2015, the Company issued an additional $1.20 billion of senior notes, and used the net proceeds for the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings. The Company had $7.72 billion of long-term debt outstanding at January 31, 2015, $6.53 billion at December 31, 2014, and $5.96 billion at December 31, 2013, at weighted average interest rates of 4.7%, 4.9% and 6.0%, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Company generated operating cash flow from continuing operations of $1.21 billion in 2014 and $1.78 billion in 2013. Included in operating cash flow for 2014 are payments of $360 million associated with the early extinguishment of debt, primarily for early redemption premiums. The decrease in operating cash flow also reflects the timing of payments for sports programming, as well as the benefit to 2013 from CBS's Super Bowl broadcast. These declines were partially offset by higher collections from television licensing sales and contributions of $150 million in 2013 to prefund the Company's qualified pension plans, with no comparable amount in 2014. Free cash flow for 2014 was $1.00 billion compared with $1.57 billion for 2013. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages II-13 and II-14 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with GAAP, to free cash flow.

CBS Corp. operates in the following four segments:

ENTERTAINMENT:  The Entertainment segment consists of the CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films.  Entertainment's revenues are generated primarily from advertising sales, the licensing and distribution of its content, and affiliate and subscription fees.  The Entertainment segment contributed 60%, 62% and 60% to consolidated revenues in 2014, 2013, and 2012, respectively, and 45%, 53% and 50% to consolidated operating income in 2014, 2013, and 2012, respectively.

CABLE NETWORKS:  The Cable Networks segment consists of Showtime Networks, CBS Sports Network and Smithsonian Networks. Cable Networks' revenues are generated primarily from affiliate fees, and the licensing and distribution of its content.  The Cable Networks segment contributed 16%, 15% and 14% to consolidated revenues in 2014, 2013, and 2012, respectively, and 34%, 29% and 28% to consolidated operating income in 2014, 2013, and 2012, respectively.

PUBLISHING:  The Publishing segment consists of Simon & Schuster’s consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Atria Books.  Publishing generates revenues from the distribution of consumer books in print, digital and audio formats. The Publishing segment contributed 6% to consolidated revenues in each of the years 2014, 2013, and 2012, and 3%, 4% and 3% to consolidated operating income in 2014, 2013, and 2012, respectively.

LOCAL BROADCASTING:  The Local Broadcasting segment consists of CBS Television Stations and CBS Radio, with revenues generated primarily from advertising sales and affiliate fees. The Local Broadcasting segment contributed 20%, 19% and 22% to consolidated revenues in 2014, 2013, and 2012, respectively, and 28%, 27% and 31% to consolidated operating income in 2014, 2013, and 2012, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations—2014 vs. 2013 and 2013 vs. 2012
Revenues
The following tables present the Company’s consolidated revenues by type for each of the years ended December 31, 2014, 2013 and 2012.

Revenues by Type			Increase/(Decrease)			Increase/(Decrease)
Year Ended December 31,	2014	2013	2014 vs. 2013		2012	2013 vs. 2012
Advertising	$7,204	$7,525	$(321)	(4)%	$7,191	$334	5%
Content licensing and distribution	3,990	3,997	(7)	—	3,468	529	15
Affiliate and subscription fees	2,362	2,221	141	6	1,921	300	16
Other	250	262	(12)	(5)	240	22	9
Total Revenues	$13,806	$14,005	$(199)	(1)%	$12,820	$1,185	9%

	Year Ended December 31,
Percentage of Revenues by Type	2014	2013	2012
Advertising	52%	54%	56%
Content licensing and distribution	29	29	27
Affiliate and subscription fees	17	15	15
Other	2	2	2
Total	100%	100%	100%
Advertising

Advertising revenues decreased 4% to $7.20 billion in 2014 from $7.53 billion in 2013. This decrease reflects the benefit to 2013 from the CBS Television Network's Super Bowl broadcast, which is broadcast on the CBS Television Network once every three years, and the broadcast of four fewer NCAA Tournament games on CBS during 2014. Taken together these items impacted the advertising revenue comparison by five percentage points. These decreases were partially offset by the addition of Thursday Night Football on CBS in 2014 as well as political advertising spending associated with midterm elections.

In 2013, advertising revenues increased 5% to $7.53 billion from $7.19 billion in 2012. This growth was principally driven by an increase at the CBS Television Network, including the 2013 broadcast of the Super Bowl, and increases at CBS Interactive. These increases were partially offset by lower political advertising revenues as 2012 benefited from the U.S. presidential election.

In 2015, the local advertising revenue comparison will be impacted by the benefit in 2014 from political advertising spending associated with midterm elections. For national advertising, upfront advertising sales for the 2014/2015 television broadcast season, which runs from the middle of September 2014 through the middle of September 2015, resulted in pricing increases with lower overall volume, compared with the 2013/2014 broadcast season. As a result, in 2015 more advertising spots will be available in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. Overall advertising revenues will be impacted by ratings for the Company’s programming as well as market conditions, including demand in the scatter advertising market. (See page I-2 for a description of advertising sales in the upfront and scatter markets.)

Content licensing and distribution

Content licensing and distribution revenues are principally comprised of fees from the licensing of internally produced television programming to multiple media platforms and in various geographic locations; fees from the distribution of third party programming; and revenues from the publishing and distribution of consumer books. For 2014, content licensing and distribution revenues of $3.99 billion were comparable with 2013 revenues of $4.00

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

billion reflecting higher revenues from the licensing of the Company's television programming offset by lower revenues from book sales and theatrical releases. For 2013, content licensing and distribution revenues increased 15% to $4.00 billion from $3.47 billion in 2012 reflecting growth from the domestic and international licensing of programming. Significant contributors to television licensing revenues in 2014 included Blue Bloods, Hawaii Five-0, and Dexter and in 2013 included NCIS: Los Angeles and The Good Wife.

For 2015, the content licensing and distribution revenue comparison will be impacted by fluctuations resulting from the timing of the availability of Company-owned television series for multi-year licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.

Affiliate and subscription fees

Affiliate and subscription fees are principally comprised of revenues received from MVPDs for carriage of the Company’s cable networks, as well as for authorizing the MVPDs’ carriage of the Company’s owned television stations (“retransmission fees”); fees received from television stations affiliated with the CBS Television Network (“station affiliation fees”); and subscription fees for online content. For 2014, affiliate and subscription fees increased 6% to $2.36 billion from $2.22 billion in 2013 and for 2013, affiliate and subscription fees increased 16% from $1.92 billion in 2012. These increases reflect higher rates across the Company. For 2014, the increase was partially offset by lower revenues from Showtime Networks' distribution of pay-per-view boxing events. In 2015, the Company expects continued growth in affiliate and subscription fees.

Other

Other revenues, which include ancillary fees for Entertainment, Cable Networks and Local Broadcasting operations, decreased 5% to $250 million in 2014 from $262 million in 2013, principally reflecting lower ancillary digital revenues. For 2013, other revenues increased 9% to $262 million from $240 million in 2012 primarily as a result of higher ancillary digital revenues.

International Revenues

International revenues primarily consist of television licensing revenues. The Company generated approximately 13% of its total revenues from international regions in each of 2014 and 2013, and 12% in 2012.

		% of		% of		% of
Year Ended December 31,	2014	International	2013	International	2012	International
United Kingdom	$270	15%	$359	20%	$245	16%
Other Europe	657	37	607	33	498	32
Canada	241	13	270	15	260	17
Asia	262	15	225	12	198	13
Other	363	20	366	20	344	22
Total International Revenues	$1,793	100%	$1,827	100%	$1,545	100%

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses
The table below presents the Company’s consolidated operating expenses by type for each of the years ended December 31, 2014, 2013 and 2012.

Operating Expenses by Type			Increase/(Decrease)			Increase/(Decrease)
Year Ended December 31,	2014	2013	2014 vs. 2013		2012	2013 vs. 2012
Programming	$2,938	$3,047	$(109)	(4)%	$2,621	$426	16%
Production	2,493	2,491	2	—	2,149	342	16
Participation, distribution and royalty	1,185	1,112	73	7	1,004	108	11
Other	1,473	1,474	(1)	—	1,490	(16)	(1)
Total Operating Expenses	$8,089	$8,124	$(35)	—%	$7,264	$860	12%
Programming expenses represented 36% of total operating expenses for 2014, 38% for 2013 and 36% for 2012, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations.  Programming expenses decreased 4% to $2.94 billion in 2014 from $3.05 billion in 2013 driven by the absence of costs associated with the CBS Television Network's broadcast of the Super Bowl in 2013. Programming expenses also reflect an increased investment in programming, primarily for Thursday Night Football on CBS, partially offset by lower costs for acquired television series as a result of a shift to a higher mix of internally developed television series during 2014. For 2013, programming expenses increased 16% to $3.05 billion from $2.62 billion in 2012 primarily reflecting higher sports programming costs associated with the 2013 broadcast of the Super Bowl on CBS and Showtime Networks’ distribution of two pay-per-view boxing events, as well as higher investment in acquired television programming.

Production expenses represented 31% of total operating expenses for each of the years 2014 and 2013, and 30% for 2012, and reflect the amortization of direct costs of internally developed television and theatrical film content, as well as television and radio costs, including on-air talent and other production costs. For 2014, production expenses of $2.49 billion remained flat with 2013, as an increased investment in internally developed television programming was offset by lower costs associated with the mix of titles licensed under television licensing arrangements. For 2013, production expenses increased 16% to $2.49 billion from $2.15 billion in 2012 primarily driven by increased revenues from the first-cycle domestic availabilities of NCIS: Los Angeles and The Good Wife, as well as higher investment in internally developed television programming.

Participation, distribution and royalty costs, which represented 15% of total operating expenses for 2014 and 14% for each of the years 2013 and 2012, primarily include participation and residual expenses for television programming, royalty costs for Publishing content and other distribution expenses incurred with respect to television and feature film content, such as print and advertising. Participation, distribution and royalty costs increased 7% to $1.19 billion in 2014 from $1.11 billion in 2013, principally due to higher participations and residuals associated with the mix of titles licensed under television licensing arrangements, partially offset by lower advertising costs for feature films. For 2013, participation, distribution and royalty costs increased 11% to $1.11 billion from $1.00 billion in 2012, principally due to higher participations associated with higher revenues from the licensing of television programming.

Other operating expenses, which represented 18% of total operating expenses for each of the years 2014 and 2013, and 21% for 2012, primarily include compensation and costs associated with book sales, including printing and warehousing.  For 2014, other operating expenses of $1.47 billion remained flat compared with 2013 and for 2013, decreased 1% to $1.47 billion from $1.49 billion in 2012.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, represented 18% of total revenues for each of the years 2014 and 2013, and 19% for 2012. For 2014, SG&A expenses decreased $84 million, or 3%, to $2.46 billion from $2.55 billion in 2013 primarily reflecting lower stock-based compensation expense, driven by a change in the Company's stock price.

For 2013, SG&A expenses increased $104 million, or 4%, to $2.55 billion from $2.44 billion in 2012 reflecting higher employee-related costs, mainly associated with $75 million higher stock-based compensation primarily from a change in the Company’s stock price and an increase in selling expenses associated with higher revenues. These increases were partially offset by a 2012 charge related to a Publishing legal settlement.

Restructuring Charges
During the year ended December 31, 2014, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization or closure of certain business operations. As a result, the Company recorded restructuring charges of $26 million, reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations. During the year ended December 31, 2013, the Company recorded restructuring charges of $20 million, reflecting $14 million of severance costs and $6 million of costs associated with exiting contractual obligations. As of December 31, 2014, the cumulative amount paid for the 2014 and 2013 restructuring charges was $24 million, of which $17 million was for the severance costs and $7 million related to costs associated with exiting contractual obligations. The 2013 restructuring reserve was substantially utilized at December 31, 2014. The Company expects to substantially utilize the 2014 restructuring reserve by the end of 2015.

	Balance at	2014	2014	Balance at
	December 31, 2013	Charges	Payments	December 31, 2014
Entertainment	$8	$8	$(8)	$8
Cable Networks	1	—	(1)	—
Publishing	1	1	(2)	—
Local Broadcasting	4	14	(6)	12
Corporate	1	3	(2)	2
Total	$15	$26	$(19)	$22

	2013	2013	Balance at
	Charges	Payments	December 31, 2013
Entertainment	$12	$(4)	$8
Cable Networks	1	—	1
Publishing	1	—	1
Local Broadcasting	5	(1)	4
Corporate	1	—	1
Total	$20	$(5)	$15
Impairment Charges
In December 2014, the Company completed a radio station swap with Beasley Broadcast Group, Inc. through which the Company exchanged 13 of its radio stations in Tampa and Charlotte as well as one radio station in Philadelphia, for two radio stations in Philadelphia and three radio stations in Miami. In connection with the radio station swap, the Company recorded a pretax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pretax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

Depreciation and Amortization
Depreciation and amortization decreased $9 million, or 3%, to $281 million for 2014 from $290 million for 2013, reflecting lower amortization resulting from certain intangible assets that became fully amortized during 2014. For 2013, depreciation and amortization decreased $16 million, or 5% from $306 million for 2012, reflecting lower depreciation associated with declining capital expenditure levels and lower amortization resulting from certain intangible assets that became fully amortized.

Interest Expense
Interest expense decreased $12 million, or 3%, to $363 million for 2014 from $375 million for 2013 and for 2013, decreased $26 million, or 6% from $401 million for 2012. These decreases were driven by the Company's debt refinancing during 2014 and 2012.  During 2014, the Company issued $1.75 billion of senior notes and used the net proceeds principally for the early redemption of $1.07 billion of its outstanding debt, which was at significantly higher interest rates, and also redeemed $99 million of outstanding 8.875% notes upon maturity (See "Capital Structure").

The Company had $6.53 billion of long-term debt outstanding at December 31, 2014 and $5.96 billion at December 31, 2013, at a weighted average interest rate of 4.9% and 6.0%, respectively. At December 31, 2014 and 2013, respectively, the Company also had $616 million and $475 million of commercial paper borrowings outstanding at weighted average interest rates of 0.46% and 0.28%, respectively.

During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045 and used the net proceeds for the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper. The 2015 debt issuances and 2014 debt refinancing activity are expected to result in an annualized net increase to interest expense of approximately $15 million.

Interest Income
Interest income increased $5 million to $13 million for 2014 from $8 million for 2013 and for 2013, increased $3 million from $5 million in 2012.

Net Loss on Early Extinguishment of Debt
For 2014, the loss on early extinguishment of debt of $352 million reflected a pretax loss associated with the redemption of the Company's $600 million of 8.875% senior notes due 2019, $423 million of its 7.875% senior debentures due 2030, $37 million of its 7.875% debentures due 2023, and $6 million of its 7.125% senior notes due 2023.

For 2012, the net loss on early extinguishment of debt of $32 million reflected a pretax loss associated with the redemption of the Company’s $338 million of 5.625% senior notes due 2012 and $400 million of 8.20% senior notes due 2014, partially offset by the pretax gain recognized upon the redemption of the Company’s $700 million of 6.75% senior notes due 2056.

Other Items, Net
For all periods presented, “Other items, net” primarily consisted of foreign exchange gains and losses. The loss of $30 million in 2014 was driven by the strengthening of the U.S. dollar.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For 2014, the provision for income taxes was $762 million compared with $878 million in 2013 and $812 million in 2012, reflecting an effective income tax rate of 35%, 33%, and 34%, respectively. The Company's income tax provision for 2014 included a tax benefit of $133 million associated with the loss on early extinguishment of debt of $352 million. For 2015, the Company’s annual effective tax rate is expected to be comparable with the prior three years.

Equity in Loss of Investee Companies, Net of Tax
Equity in loss of investee companies, net of tax, reflects the Company's share of the operating results of its equity investments and was $48 million for 2014, $49 million for 2013, and $37 million for 2012.
 Net Earnings from Continuing Operations
Net earnings from continuing operations of $1.35 billion for 2014 decreased $384 million, or 22%, versus $1.74 billion for 2013, and diluted EPS from continuing operations decreased $.38 to $2.41 for 2014 versus $2.79 for 2013. These decreases were driven by lower operating income and the loss on early extinguishment of debt. For 2013 net earnings from continuing operations increased $230 million, or 15% from $1.51 billion for 2012 and diluted EPS increased $.50 from $2.29 for 2012, reflecting higher operating income and lower interest expense. The diluted EPS comparisons in each period benefited from lower weighted average shares outstanding as a result of the Company's ongoing share repurchase program. For 2014, weighted average shares outstanding also decreased as a result of the Split-Off of Outdoor Americas on July 16, 2014.

Net Earnings from Discontinued Operations
On July 16, 2014, the Company completed the disposition of Outdoor Americas and, as a result, Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. In aggregate, the Company received $4.76 billion from the disposition of Outdoor Americas, including $2.04 billion of cash and $2.72 billion in shares of CBS Corp. Class B Common Stock that were accepted in the Split-Off. The disposition was completed in three phases. First, in January 2014 Outdoor Americas borrowed $1.60 billion and provided $1.52 billion of the proceeds to the Company. Next, on April 2, 2014, Outdoor Americas completed an IPO through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. Proceeds from the IPO, net of underwriting discounts and commissions, aggregated $615 million, of which $515 million was provided to the Company. Upon completion of the IPO, the Company owned 97.0 million shares, or approximately 81% of Outdoor Americas. Finally, on July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through the Split-Off. In connection with the Split-Off, the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. This transaction resulted in a gain of $1.56 billion in 2014 which is calculated as follows:

Fair value of CBS Corp. Class B Common Stock accepted	$2,721
(44,723,131 shares at $60.85 per share on July 16, 2014)
Carrying value of Outdoor Americas	(1,162)
Accumulated other comprehensive income	30
Transaction costs	(32)
Net gain on Split-Off of Outdoor Americas	$1,557
The Split-Off was a tax-free transaction and therefore, there is no tax impact on the gain.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During 2013, the Company completed the sale of Outdoor Europe for $225 million. Outdoor Europe is presented as a discontinued operation for all periods. For 2013, net earnings from discontinued operations include a gain on the disposal of Outdoor Europe and an after-tax charge of $110 million related to Outdoor Europe. This charge was associated with exiting an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically were intercompany but upon the closing of the transaction became third-party guarantees (See Note 15 to the consolidated financial statements).

The following table sets forth details of net earnings from discontinued operations for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31,	2014	2013	2012
Revenues from discontinued operations	$677	$1,695	$1,873
Earnings (loss) from discontinued operations	$79	$(12)	$128
Income tax provision	(26)	—	(62)
Earnings (loss) from discontinued operations, net of tax	53	(12)	66
Gain on disposal	1,557	159	—
Income tax provision	—	(6)	—
Gain on disposal, net of tax	1,557	153	—
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	5	—	—
Net earnings from discontinued operations attributable to CBS Corp.	$1,605	$141	$66
Net Earnings and Diluted EPS
For 2014, net earnings were $2.96 billion, or $5.27 per diluted share, compared with $1.88 billion, or $3.01 per diluted share in 2013 and $1.57 billion, or $2.39 per diluted share in 2012. Included in net earnings for 2014 is a gain of $1.56 billion from the Split-Off of Outdoor Americas.

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

Year Ended December 31,	2014	2013	2012
Net cash flow provided by operating activities	$1,275	$1,873	$1,815
Capital expenditures	(206)	(212)	(200)
Exclude operating cash flow from discontinued operations	65	94	310
Free cash flow	$1,004	$1,567	$1,305

Segment Results of Operations – For the Years Ended December 31, 2014, 2013 and 2012

The following tables present the Company’s revenues; operating income (loss) before depreciation and amortization (“OIBDA”), restructuring charges and impairment charges (“Segment OIBDA”); operating income (loss); and depreciation and amortization by segment, for each of the years ended December 31, 2014, 2013 and 2012. The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments ("segment profit measure") in accordance with Financial Accounting Standards Board (“FASB”) guidance for segment reporting. Beginning in the first quarter of 2015, the Company will present Operating Income excluding restructuring charges and impairment charges as its segment profit measure, in order to align with the primary method the Company's management began using in 2015 to evaluate segment performance and to make decisions regarding the allocation of resources to its segments. The Company believes the presentation of its segment profit measure is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment OIBDA to the Company’s consolidated Net earnings is presented in Note 16 (Reportable Segments) to the consolidated financial statements.

Year Ended December 31,	2014	2013	2012
Revenues:
Entertainment	$8,309	$8,645	$7,694
Cable Networks	2,176	2,069	1,772
Publishing	778	809	790
Local Broadcasting	2,756	2,696	2,774
Corporate/Eliminations	(213)	(214)	(210)
Total Revenues	$13,806	$14,005	$12,820

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2014	2013	2012
Segment OIBDA:
Entertainment	$1,455	$1,758	$1,549
Cable Networks	997	898	811
Publishing	107	113	89
Local Broadcasting	965	898	957
Corporate	(269)	(332)	(292)
Total Segment OIBDA	3,255	3,335	3,114
Restructuring charges	(26)	(20)	(19)
Impairment charges	(52)	—	(11)
Depreciation and amortization	(281)	(290)	(306)
Total Operating Income	$2,896	$3,025	$2,778
Operating Income (Loss):
Entertainment	$1,308	$1,593	$1,381
Cable Networks	974	877	785
Publishing	100	106	80
Local Broadcasting	812	807	848
Corporate	(298)	(358)	(316)
Total Operating Income	$2,896	$3,025	$2,778
Depreciation and Amortization:
Entertainment	$139	$153	$161
Cable Networks	23	20	26
Publishing	6	6	6
Local Broadcasting	87	86	90
Corporate	26	25	23
Total Depreciation and Amortization	$281	$290	$306

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films)
(Contributed 60%, 62% and 60% to consolidated revenues in 2014, 2013, and 2012, respectively, and 45%, 53% and 50% to consolidated operating income in 2014, 2013, and 2012, respectively.)

Year Ended December 31,	2014	2013	2012
Revenues	$8,309	$8,645	$7,694
Segment OIBDA	$1,455	$1,758	$1,549
Restructuring charges	(8)	(12)	(7)
Depreciation and amortization	(139)	(153)	(161)
Operating income	$1,308	$1,593	$1,381
Segment OIBDA as a % of revenues	18%	20%	20%
Operating income as a % of revenues	16%	18%	18%
Capital expenditures	$94	$101	$92
2014 vs. 2013
For 2014, Entertainment revenues decreased 4% to $8.31 billion from $8.65 billion in 2013 reflecting lower advertising revenues and content licensing and distribution revenues, partially offset by growth in affiliate and subscription fee revenues.  Advertising revenues decreased 7%, mainly driven by the benefit to 2013 from the CBS Television Network's broadcast of the Super Bowl, which is broadcast on CBS once every three years, and four fewer NCAA Tournament games broadcast on CBS in 2014. These decreases were partially offset by advertising revenues from the broadcast of Thursday Night Football on CBS. Content licensing and distribution revenues decreased 2% reflecting the timing of theatrical releases and television licensing revenues. Television licensing revenues in 2014

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

included the first-cycle domestic syndication sales of Blue Bloods and Hawaii Five-0 and in 2013 included NCIS: Los Angeles and The Good Wife.

For 2014, Entertainment OIBDA decreased $303 million, or 17%, to $1.46 billion from $1.76 billion for 2013 primarily reflecting an increased investment in programming, primarily for NFL games. For 2014, restructuring charges of $8 million principally reflected severance costs and costs associated with exiting operating facilities. Restructuring charges of $12 million in 2013 principally reflected costs associated with exiting certain international operations and severance costs.

Revenue comparisons in 2015 will be impacted by fluctuations resulting from the timing of the availability of television series for multi-year licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period. At December 31, 2014 and 2013, total outstanding receivables attributable to revenues recognized under licensing agreements were $3.57 billion and $3.14 billion, respectively. At December 31, 2014, the total amount due from these receivables was $1.56 billion in 2015, $1.00 billion in 2016, $531 million in 2017, $245 million in 2018, and $231 million in 2019 and thereafter. Unrecognized revenues attributable to license agreements for produced programming that is not yet available for exhibition were $1.02 billion and $1.14 billion at December 31, 2014 and 2013, respectively.

2013 vs. 2012
For 2013, Entertainment revenues increased 12% to $8.65 billion from $7.69 billion in 2012 reflecting higher advertising revenues, content licensing and distribution revenues and affiliate and subscription fees.  Advertising revenues increased 10%, driven by growth at the CBS Television Network of 10%, reflecting higher revenues from sports, including the broadcast of Super Bowl XLVII on the CBS Television Network in 2013, as well as an increase in primetime. Also contributing to the advertising revenue growth was an increase of 18% at CBS Interactive.  Content licensing and distribution revenues increased 15%, reflecting growth from domestic and international licensing of television programming for digital streaming and syndication, led by the first-cycle domestic availabilities of NCIS: Los Angeles and The Good Wife.

For 2013, Entertainment OIBDA increased $209 million, or 13%, to $1.76 billion from $1.55 billion for 2012, principally driven by the growth in revenues which was partially offset by an increased investment in television content and higher sports programming costs associated with the Super Bowl broadcast. For 2012, restructuring charges of $7 million principally reflected severance costs.

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
(Contributed 16%, 15% and 14% to consolidated revenues in 2014, 2013, and 2012, respectively, and 34%, 29% and 28% to consolidated operating income in 2014, 2013, and 2012, respectively.)

Year Ended December 31,	2014	2013	2012
Revenues	$2,176	$2,069	$1,772
Segment OIBDA	$997	$898	$811
Restructuring charges	—	(1)	—
Depreciation and amortization	(23)	(20)	(26)
Operating income	$974	$877	$785
Segment OIBDA as a % of revenues	46%	43%	46%
Operating income as a % of revenues	45%	42%	44%
Capital expenditures	$16	$16	$18

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2014 vs. 2013
For 2014, Cable Networks revenues increased $107 million, or 5%, to $2.18 billion from $2.07 billion in 2013 driven by higher revenues from the licensing of Showtime original series for digital streaming, mainly Dexter and Californication. Revenue growth also reflects higher affiliate revenues, primarily reflecting rate increases. These increases were partially offset by lower revenues from pay-per-view boxing events. As of December 31, 2014, subscriptions totaled approximately 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 55 million for CBS Sports Network and 30 million for Smithsonian Networks.

For 2014, Cable Networks OIBDA increased $99 million, or 11%, to $997 million from $898 million for 2013 primarily as a result of the increased revenues and lower programming costs from the timing of premieres.

In January 2015, Showtime Networks entered into new multi-year content licensing and trademark license agreements under which Company-owned Showtime original series, including library series, will be made available in Canada across all platforms of a Canadian media company, including its new streaming service, as well as its pay television service.
2013 vs. 2012
For 2013, Cable Networks revenues increased $297 million, or 17%, to $2.07 billion from $1.77 billion in 2012 driven by higher revenues from the licensing of Showtime original series for digital streaming and syndication, led by Dexter; revenues from the distribution of two Floyd Mayweather pay-per-view boxing events; and higher affiliate revenues.  Growth in affiliate revenues reflected rate increases and growth in subscriptions at Showtime Networks, CBS Sports Network and Smithsonian Networks. As of December 31, 2013, subscriptions totaled approximately 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 51 million for CBS Sports Network and 21 million for Smithsonian Networks.

For 2013, Cable Networks OIBDA increased $87 million, or 11%, to $898 million from $811 million for 2012 principally due to the aforementioned revenue increases, partially offset by higher programming and production costs associated with the pay-per-view boxing events, the increase in licensing revenues and increased investment in Showtime original series.  Cable Networks OIBDA margin decreased to 43% in 2013 from 46% in 2012 due to the margin impact from the distribution of the above mentioned pay-per-view boxing events.

Publishing (Simon & Schuster)
(Contributed 6% to consolidated revenues in each of the years 2014, 2013, and 2012, and 3%, 4% and 3% to consolidated operating income in 2014, 2013 and 2012, respectively.)

Year Ended December 31,	2014	2013	2012
Revenues	$778	$809	$790
Segment OIBDA	$107	$113	$89
Restructuring charges	(1)	(1)	(3)
Depreciation and amortization	(6)	(6)	(6)
Operating income	$100	$106	$80
Segment OIBDA as a % of revenues	14%	14%	11%
Operating income as a % of revenues	13%	13%	10%
Capital expenditures	$4	$4	$5

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2014 vs. 2013
For 2014, Publishing revenues decreased $31 million, or 4%, to $778 million from $809 million in 2013 reflecting lower book sales as 2013 benefited from the popularity of the Duck Dynasty series.  Digital book sales represented 26% of Publishing’s total revenues for 2014.  Best-selling titles in 2014 included Hard Choices by Hillary Rodham Clinton and Mr. Mercedes by Stephen King.

For 2014, Publishing OIBDA decreased $6 million, or 5%, to $107 million from $113 million for 2013 reflecting the aforementioned lower revenues partially offset by lower inventory, selling and overhead costs.
2013 vs. 2012
For 2013, Publishing revenues increased $19 million, or 2%, to $809 million from $790 million in 2012 led by growth in digital book sales.  Digital book sales increased 22% from the same prior-year period and represented 27% of Publishing’s total revenues. Best-selling titles in 2013 included Doctor Sleep by Stephen King and Happy, Happy, Happy by Phil Robertson.

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

Local Broadcasting (CBS Television Stations and CBS Radio)
(Contributed 20%, 19% and 22% to consolidated revenues in 2014, 2013, and 2012, respectively, and 28%, 27% and 31% to consolidated operating income in 2014, 2013, and 2012, respectively.)

Year Ended December 31,	2014	2013	2012
Revenues	$2,756	$2,696	$2,774
Segment OIBDA	$965	$898	$957
Restructuring charges	(14)	(5)	(8)
Impairment charges	(52)	—	(11)
Depreciation and amortization	(87)	(86)	(90)
Operating income	$812	$807	$848
Segment OIBDA as a % of revenues	35%	33%	34%
Operating income as a % of revenues	29%	30%	31%
Capital expenditures	$65	$64	$64
2014 vs. 2013
For 2014, Local Broadcasting revenues increased $60 million, or 2%, to $2.76 billion from $2.70 billion in 2013, primarily driven by higher political advertising revenues as a result of midterm elections and growth in affiliate and subscription fee revenues. CBS Television Stations revenues grew 4% and CBS Radio revenues increased 1%.

Local Broadcasting OIBDA increased $67 million, or 7%, to $965 million from $898 million for 2013, principally reflecting the increase in revenues as well as lower programming costs, mainly for sports. Restructuring charges of $14 million in 2014 reflected severance costs and costs associated with exiting contractual obligations. For 2013, restructuring charges of $5 million principally reflected severance costs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In 2015, affiliate and subscription fee revenues are expected to continue to increase, while advertising revenues will be negatively impacted by lower political spending as 2014 benefited from midterm elections.

2013 vs. 2012
For 2013, Local Broadcasting revenues decreased $78 million, or 3%, to $2.70 billion from $2.77 billion for 2012. CBS Television Stations revenues decreased 4%, primarily driven by lower political advertising and lower revenues from the nonrenewal of an unprofitable sports programming contract. These decreases were partially offset by the benefit of the 2013 broadcast of Super Bowl XLVII to the Company’s owned CBS affiliated stations and higher affiliate and subscription fee revenues. CBS Radio revenues decreased 1% principally reflecting the impact of radio station dispositions in 2012, partially offset by the benefit from the new CBS Sports Radio network.

For 2013, Local Broadcasting OIBDA decreased $59 million, or 6%, to $898 million from $957 million for 2012, principally reflecting lower revenues, partially offset by lower television programming costs and the benefit from the nonrenewal of an unprofitable sports programming contract. Restructuring charges of $8 million in 2012 reflected severance costs and costs associated with exiting contractual obligations.

Transactions

In December 2014, the Company completed a radio station swap with Beasley Broadcast Group, Inc. through which the Company exchanged 13 of its radio stations in Tampa and Charlotte as well as one radio station in Philadelphia, for two radio stations in Philadelphia and three radio stations in Miami. In connection with the radio station swap, the Company recorded a pretax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill.

During 2012, the Company recorded a pretax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill in connection with the disposition of the Company’s radio stations in West Palm Beach.

Corporate

Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For 2014, corporate expenses decreased 17% to $298 million from $358 million for 2013 and for 2013, increased 13% from $316 million for 2012, primarily reflecting the impact of changes in the Company's stock price on stock-based compensation. The increase in 2013 was partially offset by lower pension and postretirement benefit costs, reflecting the benefit from pre-funding pension plans in 2012 and the favorable performance of pension plan assets.

Financial Position
Current assets increased by $219 million to $5.59 billion at December 31, 2014 from $5.37 billion at December 31, 2013, primarily due to an increase in receivables associated with the licensing of television programming; an increase in programming inventory, primarily reflecting the timing of payments under the Company's agreement with the NFL for Sunday football; and an increase in prepaid income taxes. These increases were partially offset by a $351 million decrease in current assets of discontinued operations resulting from the Split-Off of Outdoor Americas in the third quarter of 2014. The allowance for doubtful accounts as a percentage of receivables decreased to 1.4% at December 31, 2014 compared with 1.8% at December 31, 2013, primarily due to the increase in receivables relating to television licensing agreements, which have historically had a low rate of uncollectability, as well as improved collections.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Assets held for sale at December 31, 2013 included the property and equipment, goodwill, and FCC licenses disposed of in the radio station swap with Beasley Broadcast Group, Inc.

Other assets increased by $525 million to $2.49 billion at December 31, 2014 from $1.96 billion at December 31, 2013, primarily reflecting higher long-term receivables associated with additional revenues from long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period. As of December 31, 2014, total outstanding receivables from licensing arrangements, including both current and noncurrent, were $3.57 billion versus $3.14 billion at December 31, 2013. At December 31, 2014, the total amount due from these receivables was $1.56 billion in 2015, $1.00 billion in 2016, $531 million in 2017, $245 million in 2018, and $231 million in 2019 and thereafter.

Current liabilities decreased by $174 million to $4.03 billion at December 31, 2014 from $4.21 billion at December 31, 2013, primarily driven by a decrease in current liabilities of discontinued operations resulting from the Split-Off of Outdoor Americas in the third quarter of 2014, partially offset by an increase in commercial paper borrowings.

Pension and postretirement benefit obligations increased by $237 million to $1.56 billion at December 31, 2014 from $1.33 billion at December 31, 2013, primarily due to a decrease in the discount rate, partially offset by the favorable performance of pension plan assets.

The decreases in long-term assets and long-term liabilities of discontinued operations of $3.09 billion and $359 million, respectively, reflect the Split-Off of Outdoor Americas in the third quarter of 2014.

Cash Flows
The changes in cash and cash equivalents were as follows:

Year Ended December 31,	2014	2013	2012
Cash provided by operating activities from:
Continuing operations	$1,210	$1,779	$1,505
Discontinued operations	65	94	310
Cash provided by operating activities	1,275	1,873	1,815
Cash used for investing activities from:
Continuing operations	(316)	(214)	(375)
Discontinued operations	(285)	(58)	(76)
Cash used for investing activities	(601)	(272)	(451)
Cash (used for) provided by financing activities from:
Continuing operations	(2,810)	(1,912)	(1,316)
Discontinued operations	2,167	—	—
Cash used for financing activities	(643)	(1,912)	(1,316)
Net increase (decrease) in cash and cash equivalents	$31	$(311)	$48
Operating Activities.  In 2014, cash provided by operating activities from continuing operations decreased to $1.21 billion from $1.78 billion in 2013 reflecting higher payments for interest, as 2014 included payments of $360 million associated with the early extinguishment of debt, primarily for early redemption premiums. The decrease in operating cash flows also reflects the benefit to 2013 from CBS's Super Bowl broadcast and the timing of payments for sports programming. These declines were partially offset by contributions of $150 million in 2013 to prefund the Company's qualified pension plans, with no comparable amount in 2014, as well as higher collections from television licensing agreements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In 2013, cash provided by operating activities from continuing operations increased $274 million to $1.78 billion from $1.51 billion in 2012 primarily reflecting growth in operating income, the benefit from the 2013 Super Bowl broadcast on the CBS Television Network and lower payments for interest.  Cash interest payments for 2012 included approximately $60 million associated with the early extinguishment of debt, primarily for early redemption premiums.  The increase from operating income was partially offset by an increase in receivables from the licensing of television programming, driven by the timing difference between revenue recognition and collections for long term television licensing arrangements. Revenues from the licensing of television programming are recognized when the television series is made available to the licensee, at the beginning of the applicable license period, while the related cash is collected over the term of the license period.

Cash paid for income taxes from continuing operations was $217 million for 2014, $294 million for 2013 and $331 million for 2012. These amounts are net of excess tax benefits for the exercise of stock options and vesting of restricted stock units of $243 million, $148 million, and $103 million, respectively, which are presented in cash flows from financing activities. Cash taxes included in cash flows from operating activities from continuing operations were $460 million in 2014, $442 million in 2013 and $434 million in 2012.

Cash provided by operating activities from discontinued operations decreased $29 million to $65 million in 2014 from $94 million in 2013 and for 2013 decreased $216 million from $310 million for 2012. Included in 2013 was a payment of $171 million associated with exiting an unprofitable contractual arrangement in connection with the sale of Outdoor Europe.

Investing Activities.  In 2014, cash used for investing activities from continuing operations of $316 million principally reflects capital expenditures of $206 million and investments in investee companies of $98 million, mainly for the Company’s investment in The CW as well as its other domestic and international television joint ventures. In 2013, cash used for investing activities from continuing operations of $214 million principally reflects capital expenditures of $212 million and investments in investee companies of $176 million, mainly for the Company’s initial investment in POP (formerly known as TVGN, TV Guide Network) as well as its other domestic and international television joint ventures. These cash uses were partially offset by net proceeds from dispositions of $164 million, principally from the sale of Outdoor Europe. In 2012, cash used for investing activities from continuing operations of $375 million principally reflected capital expenditures of $200 million and acquisitions of $146 million, primarily for television and radio stations.

Capital expenditures for 2015 are anticipated to be at a similar level to 2014.

Cash used for investing activities from discontinued operations of $285 million for 2014 principally reflects the disposition of Outdoor Americas' cash as well as the capital expenditures of Outdoor Americas. Cash used for investing activities from discontinued operations for 2013 and 2012 of $58 million and $76 million, respectively, primarily reflects the capital expenditures of Outdoor Americas and for 2012 also includes the capital expenditures of Outdoor Europe.

Financing Activities.  In 2014, cash used for financing activities from continuing operations of $2.81 billion principally reflects the repurchase of CBS Corp. Class B Common Stock for $3.60 billion and the repayment of notes and debentures of $1.15 billion, partially offset by proceeds from the issuance of senior notes of $1.73 billion. For 2013, cash used for financing activities of $1.91 billion principally reflected the repurchase of CBS Corp. Class B Common Stock for $2.19 billion, partially offset by proceeds from short-term borrowings of $475 million.  For 2012, cash used for financing activities of $1.32 billion principally reflected the repayment of notes and debentures of $1.58 billion and the repurchase of CBS Corp. Class B Common Stock for $1.14 billion, partially offset by proceeds from the issuance of notes of $1.57 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash provided by financing activities from discontinued operations of $2.17 billion in 2014 principally reflects the net proceeds from Outdoor Americas' long-term debt borrowing and IPO.

Dividends

During the third quarter of 2014, the Company announced an increase to its quarterly cash dividend on its Class A and Class B Common Stock of 25% from $.12 per share to $.15 per share. For the years ended December 31, 2014, 2013 and 2012, the Company declared per share dividends of $.54, $.48, and $.44, respectively, which resulted in total annual dividends of $296 million, $295 million and $287 million, respectively.

On January 30, 2015, the Company announced a quarterly cash dividend of $.15 per share on its Class A and Class B Common Stock, payable on April 1, 2015.

Share Repurchase Program

During 2014, the Company repurchased 60.3 million shares of CBS Corp. Class B Common Stock under its share repurchase program for $3.61 billion, at an average cost of $59.88 per share. At December 31, 2014, $4.80 billion of authorization remained under the share repurchase program.

Also during 2014, the Company completed the Split-Off through which it received 44.7 million shares of CBS Corp. Class B Common Stock in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned (See Note 4 to the consolidated financial statements).

During the first quarter of 2015, the Company expects to spend approximately $1.0 billion to repurchase shares of CBS Corp. Class B Common Stock.

Capital Structure

At December 31,	2014	2013
Commercial paper	$616	$475
Senior debt (1.95% - 8.875% due 2014-2044)	6,433	5,861
Obligations under capital leases	97	113
Total debt (a)	7,146	6,449
Less discontinued operations debt (b)	—	14
Total debt from continuing operations	7,146	6,435
Less commercial paper	616	475
Less current portion of long-term debt	20	20
Total long-term debt from continuing operations, net of current portion	$6,510	$5,940
(a) At December 31, 2014 and December 31, 2013, the senior debt balances included (i) a net unamortized discount of $21 million and $13 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $14 million and $18 million, respectively.  The face value of the Company’s total debt was $7.15 billion at December 31, 2014 and $6.44 billion at December 31, 2013.
(b) Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the year ended December 31, 2014, debt issuances, redemptions and repurchases were as follows:

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
$336 million 8.875% senior notes due 2019, through a tender offer
$37 million 7.875% debentures due 2023, through a tender offer
$6 million 7.125% senior notes due 2023, through a tender offer
$423 million 7.875% senior debentures due 2030, through a tender offer

The debt repurchases and early debt redemption resulted in a pretax loss on early extinguishment of debt of $352 million ($219 million, net of tax) for the year ended December 31, 2014.

During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045. The 2015 debt issuances and 2014 debt refinancing activity are expected to result in an annualized net increase to interest expense of approximately $15 million.

All of the Company’s long-term debt has been issued under fixed interest rate agreements. During 2014, in connection with the issuance of its $600 million of 2.30% senior notes due 2019, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge this debt. These interest rate swaps are designated as fair value hedges (See Note 10 to the consolidated financial statements).

At December 31, 2014, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2020 and
	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$—	$200	$400	$300	$600	$4,940
Commercial Paper

The Company had outstanding commercial paper borrowings under its commercial paper program of $616 million and $475 million at December 31, 2014 and 2013, respectively, at weighted average interest rates of 0.46% and 0.28%, respectively and with maturities of less than forty-five days. During December 2014, the Company increased its commercial paper program from $2.0 billion to $2.5 billion.

Credit Facility

During December 2014, the Company amended and restated its revolving credit facility (the “Credit Facility”) to increase the capacity from $2.0 billion to $2.5 billion and extend the expiration to December 2019. The provisions of the Credit Facility are substantially similar to those under the Company's previous credit facility. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based generally on the prime rate in the U.S. or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2014, the Company’s Consolidated Leverage Ratio was approximately 2.1x.

The Consolidated Leverage Ratio reflects the ratio of the Company’s indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company’s Consolidated EBITDA for the trailing four consecutive quarters.  Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items.

The Credit Facility is used for general corporate purposes. At December 31, 2014, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs.  The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $2.49 billion of remaining availability at December 31, 2014, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Funding for the Company’s long-term debt obligations due over the next five years of $1.50 billion is expected to come from the Company’s ability to refinance its debt and cash generated from operating activities.

As of December 31, 2014, the Company had $4.80 billion of remaining availability under its share repurchase program. Share repurchases under the program are expected to be funded over time by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.

During January of 2015, the Company issued $1.20 billion of senior notes and used the net proceeds for the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations
As of December 31, 2014 payments due by period under the Company's significant contractual obligations with remaining terms in excess of one year were as follows:

	Payments Due by Period
					2020 and
	Total	2015	2016-2017	2018-2019	thereafter
Programming and talent commitments (a)	$13,723	$2,429	$3,837	$3,140	$4,317
Purchase obligations (b)	836	183	288	207	158
Operating leases (c)	1,114	177	281	216	440
Long-term debt obligations (d)	6,440	—	600	900	4,940
Interest commitments on long-term debt (e)	4,288	314	594	554	2,826
Capital lease obligations (including interest) (f)	113	20	34	29	30
Other long-term contractual obligations (g)	1,322	—	1,044	209	69
Total	$27,836	$3,123	$6,678	$5,255	$12,780
(a) Programming and talent commitments of the Company primarily include $10.23 billion for sports programming rights, $2.70 billion relating to the production and licensing of television, radio, and film programming, and $797 million for talent contracts.
(b) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(c) Consists of long-term noncancellable operating lease commitments for office space, equipment, transponders and studio facilities.
(d) Long-term debt obligations are presented at face value, excluding capital leases.
(e) Future interest based on scheduled debt maturities, excluding capital leases.
(f) Includes capital leases for satellite transponders.
(g) Reflects long-term contractual obligations recorded on the Company’s Consolidated Balance Sheet, including program liabilities, participations due to producers and residuals.

The table above excludes $140 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and timing of cash payments relating to this obligation. The table above also excludes principal and interest payments relating to the Company's issuance of $1.20 billion of senior notes in January 2015.

In 2015, the Company expects to make contributions of approximately $50 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2015, the Company expects to contribute approximately $58 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

Guarantees

On September 30, 2013, the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity.  The Company continues to remain as guarantor of certain of Outdoor Europe’s obligations, including franchise payment obligations under certain transit franchise agreements.  Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer.  These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016.  At December 31, 2014, the total franchise payment obligations under these agreements are estimated to be approximately $187 million, which will decrease on a monthly basis thereafter. The carrying value of the guarantee liability of approximately $28 million and $40 million at December 31, 2014 and 2013, respectively, is included in “Liabilities of discontinued operations” on the Consolidated Balance Sheets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2014, the outstanding letters of credit and surety bonds approximated $242 million and were not recorded on the Consolidated Balance Sheet.

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
Critical Accounting Policies
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions.

The Company considers the following accounting policies to be the most critical as they are important to the Company’s financial condition and results of operations, and require significant judgment and estimates on the part of management in its application.  For a summary of the Company’s significant accounting policies see the accompanying notes to the consolidated financial statements.

Programming and Production Costs
Accounting for the Company's television production costs requires management’s judgment as it relates to total estimated revenues to be earned (“Ultimate Revenues”) and costs to be incurred throughout the life of each television program.  These estimates are used to determine the amortization of capitalized production costs, expensing of participation costs, and any necessary net realizable value adjustments to capitalized production costs.  For each television program, management bases these estimates on the performance in the initial markets, the existence of future firm commitments to sell and the past performance of similar television programs.

The costs incurred in acquiring television series and feature film programming are capitalized when the program is accepted and available for airing and the costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received. These costs are expensed over the period in which an economic benefit is expected to be derived.  Management’s judgment is required in determining the timing of the expensing of these costs, which is dependent on the economic benefit expected to be generated from the program.

Ultimate revenue estimates for internally produced television programming, and the estimated economic benefit for acquired programming, which includes television series, feature films and sports, are updated regularly based on information available as the television program or film progresses through its life cycle or contractual term. Overestimating Ultimate Revenues for internally produced programming or a failure to adjust for a downward revision in the estimated economic benefit to be generated from acquired programming could result in the understatement of the amortization of capitalized production or programming costs, future net realizable value adjustments and/or estimated accruals for participation expense.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Impairment of Goodwill and Intangible Assets
The Company tests goodwill and intangible assets with indefinite lives, comprised of FCC licenses, for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test.

Goodwill—Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. For 2014, the Company performed qualitative assessments for five reporting units which management estimates each have fair values that exceed their respective carrying values by 20% or more.  For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry. The Company also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units.  Based on this qualitative assessment, considering the aggregation of these factors, the Company concluded that for these five reporting units, it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore performing the two-step impairment test was unnecessary.

The Company performed the first step of the goodwill impairment test for the remaining two reporting units. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and both the traded and transaction values of comparable businesses (“Market Comparable Method”). For 2014, the Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends.  The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the average of the weighted average cost of capital of comparable entities. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market or a decrease in audience acceptance of programming, could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. The Company would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such a charge could have a material effect on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Based on the 2014 annual impairment test, the Company concluded that the fair value of each of the two reporting units for which the Company performed the first step of the goodwill impairment test exceeded their respective carrying values. The carrying value of the following reporting unit, which had a goodwill balance of $1.86 billion at December 31, 2014, was within 10% of its estimated fair value:

Significant Assumptions
	Reporting Unit Fair	Perpetual
	Value in Excess of	Nominal	Discount
Reporting Unit	Carrying Value	Growth Rate	Rate
CBS Radio	5%	1.5%	8.0%
An increase to the discount rate of 35 basis points or a decrease to the perpetual nominal growth rate of 45 basis points, assuming no changes to other factors, would cause the fair value of the CBS Radio reporting unit to fall below its carrying value.

FCC Licenses—FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company’s radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use.

For its annual impairment test performed in the fourth quarter of 2014, the Company performed qualitative assessments for five radio markets and ten television markets which management estimates each have an aggregate fair value of FCC licenses that exceed their respective carrying values by 20% or more.  For each market, the Company weighed the relative impact of market-specific and macroeconomic factors.  The market-specific factors considered include recent projections by geographic market from both independent and internal sources for advertising revenue and operating costs, as well as market share and capital expenditures. The Company also considered the macroeconomic impact on discount rates and growth rates. Based on this qualitative assessment, considering the aggregation of these factors, the Company concluded that it is not more likely than not that the aggregate fair values of the FCC licenses in each of these radio and television markets are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

For each of the remaining radio and television markets the Company performed a quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values.  The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station’s operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. In order to estimate the revenues of a start-up station, the total market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry.

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The discount rates and perpetual nominal growth rates used for each television and radio station for 2014 were as follows:

	Discount	Perpetual Nominal
	Rate	Growth Rate
Television stations	8.0%	2.5%
Radio stations	8.0%	1.5%
The assumptions used in determining the fair values of the FCC licenses require management to make significant judgments. Certain events and circumstances, including deterioration of market conditions, higher cost of capital or a decline in the local radio or television advertising markets, could result in changes to these assumptions and judgments.  The estimated fair values of the FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which the Company owns and operates television and radio stations. Deterioration in the economic conditions or a change in population size of any individual geographic market could adversely impact advertisers’ ability or willingness to purchase advertising on the radio and television stations in that market. Advertising expenditures by companies in certain industries, including automotive, entertainment and retail, have historically represented a significant portion of the local radio and television advertising revenues in all geographic markets. As a result, an other-than-temporary decrease in spending by advertisers in these categories or adverse economic conditions, particularly in larger markets such as New York, Los Angeles, Chicago and San Francisco, where the Company holds FCC licenses with substantial carrying values, could have a significant impact on the fair value of the FCC licenses.

Based on the 2014 annual impairment test, the Company concluded that the estimated fair value of the FCC licenses in each radio and television market for which the Company performed the quantitative assessment exceeded their respective carrying values and therefore no impairment charge was necessary. Three radio markets, which had an aggregate carrying value of FCC licenses of $729 million, were each within 5% of their respective estimated fair value, and eight radio markets, which had an aggregate carrying value of FCC licenses of $1.30 billion, were each within 10% of their respective estimated fair value. In addition, one television market, which had a carrying value of FCC licenses of $167 million, was within 10% of its estimated fair value. In each of the remaining radio and television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values by more than 10%.  A downward revision to the present value of future cash flows could result in impairment and a non-cash charge would be required.  Such a charge could have a material effect on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet.

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

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on portfolios of high quality bonds, constructed

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

to provide cash flows necessary to meet the Company’s pension plan’s expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2014, the unrecognized actuarial losses increased from the prior year end due primarily to a decrease in the discount rate partially offset by the favorable performance of pension plan assets. A decrease in the discount rate would increase the projected benefit obligation. A 25 basis point change in the discount rate will result in an estimated change to the projected benefit obligation of approximately $120 million and will not have a material impact on the 2014 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense.  The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $10 million to 2015 pension expense.

Income Taxes
The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes.  When recording the worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. During 2014 and 2013, the Company recognized tax benefits of $7 million and $17 million, respectively, related to the net impact of the settlement of certain prior year tax audits.  For positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any.  If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $140 million at December 31, 2014 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

Legal Matters
General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, ‘‘litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

Claims Related to Former Businesses: Asbestos.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company’s products is the basis of a claim. Claims against the Company in which a product

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2014, the Company had pending approximately 41,100 asbestos claims, as compared with approximately 45,150 as of December 31, 2013 and 45,900 as of December 31, 2012. During 2014, the Company received approximately 3,880 new claims and closed or moved to an inactive docket approximately 7,930 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2014 and 2013 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $11 million and $29 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Market Risk
The Company is exposed to fluctuations in foreign currency exchange rates and interest rates and uses derivative financial instruments to modify this exposure. In accordance with its policy, the Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign Exchange Risk
The Company conducts business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows, generally within the next twelve months, in currencies such as the British Pound, the Euro, the Canadian

Management's Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Dollar and the Australian Dollar, foreign currency forward contracts are used. Additionally, the Company designates forward contracts used to hedge projected future television production costs as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income and reclassified to the statement of operations when the hedged item is recognized. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in “Other items, net” in the Consolidated Statements of Operations. The Company manages the use of foreign exchange derivatives centrally.

At December 31, 2014 and 2013, the notional amount of all foreign currency contracts was $152 million and $136 million, respectively, which represents hedges of expected foreign currency cash flows.

Interest Risk
All of the Company’s long-term debt has been issued under fixed interest rate agreements. During 2014, in connection with the issuance of its $600 million of 2.30% senior notes due 2019, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge this debt. The fair value of interest rate swaps is included within the carrying value of the debt attributable to the risk being hedged, and in other assets or other liabilities on the Consolidated Balance Sheet. Gains or losses on interest rate swaps are recognized within interest expense. The swaps expose the Company to movements in short-term interest rates. Based on the amount of fixed-to-floating rate swaps at December 31, 2014, a 100 basis point change in interest rates would cause a $6 million change to pretax earnings.

Credit Risk
The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2014 or 2013, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Related Parties
For a discussion of related parties, see Note 7 to the consolidated financial statements.

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
MANAGEMENT’ S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION

By:	/s/ Leslie Moonves
Leslie Moonves President Chief Executive Officer

By:	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

By:	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CBS Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 13, 2015

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$13,806	$14,005	$12,820
Expenses:
Operating	8,089	8,124	7,264
Selling, general and administrative	2,462	2,546	2,442
Restructuring charges (Note 5)	26	20	19
Impairment charges (Note 3)	52	—	11
Depreciation and amortization	281	290	306
Total expenses	10,910	10,980	10,042
Operating income	2,896	3,025	2,778
Interest expense	(363)	(375)	(401)
Interest income	13	8	5
Net loss on early extinguishment of debt (Note 9)	(352)	—	(32)
Other items, net	(30)	7	7
Earnings from continuing operations before income taxes and equity in loss of investee companies	2,164	2,665	2,357
Provision for income taxes	(762)	(878)	(812)
Equity in loss of investee companies, net of tax	(48)	(49)	(37)
Net earnings from continuing operations	1,354	1,738	1,508
Net earnings from discontinued operations, net of tax (Note 4)	1,605	141	66
Net earnings	$2,959	$1,879	$1,574
Basic net earnings per common share:
Net earnings from continuing operations	$2.46	$2.86	$2.35
Net earnings from discontinued operations	$2.92	$.23	$.10
Net earnings	$5.38	$3.09	$2.45

Diluted net earnings per common share:
Net earnings from continuing operations	$2.41	$2.79	$2.29
Net earnings from discontinued operations	$2.86	$.23	$.10
Net earnings	$5.27	$3.01	$2.39

Weighted average number of common shares outstanding:
Basic	550	608	642
Diluted	561	624	659

Dividends per common share	$.54	$.48	$.44
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net earnings	$2,959	$1,879	$1,574
Other comprehensive income (loss) from continuing operations, net of tax:
Cumulative translation adjustments	(8)	(2)	9
Net actuarial gain (loss) and prior service costs (Note 14)	(163)	207	(136)
Unrealized gain on securities	(3)	1	—
Changes in fair value of cash flow hedges	(1)	—	—
Other comprehensive income (loss) from continuing operations, net of tax	(175)	206	(127)
Other comprehensive income (loss) from discontinued operations, before reclassifications	15	(4)	(3)
Reclassification from accumulated other comprehensive income (loss) from discontinued operations to net earnings	(30)	(178)	—
Total other comprehensive income (loss), net of tax	(190)	24	(130)
Total comprehensive income	$2,769	$1,903	$1,444
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$428	$368
Receivables, less allowances of $50 (2014) and $60 (2013)	3,459	3,234
Programming and other inventory (Note 6)	922	772
Deferred income tax assets, net (Note 13)	104	152
Prepaid income taxes	161	—
Prepaid expenses	129	109
Other current assets	386	384
Current assets of discontinued operations (Note 4)	—	351
Total current assets	5,589	5,370
Property and equipment	3,164	3,060
Less accumulated depreciation and amortization	1,731	1,599
Net property and equipment (Note 2)	1,433	1,461
Programming and other inventory (Note 6)	1,817	1,697
Goodwill (Note 3)	6,698	6,588
Intangible assets (Note 3)	6,008	5,870
Other assets (Note 1)	2,488	1,963
Assets held for sale (Note 3)	—	314
Assets of discontinued operations (Note 4)	39	3,124
Total Assets	$24,072	$26,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$302	$286
Accrued expenses	605	595
Accrued compensation	333	376
Participants’ share and royalties payable	999	1,008
Program rights	404	398
Deferred revenues	206	269
Income taxes payable	—	54
Commercial paper (Note 9)	616	475
Current portion of long-term debt (Note 9)	20	20
Other current liabilities	522	472
Current liabilities of discontinued operations (Note 4)	26	254
Total current liabilities	4,033	4,207
Long-term debt (Note 9)	6,510	5,940
Participants’ share and royalties payable	1,267	1,122
Pension and postretirement benefit obligations (Note 14)	1,564	1,327
Deferred income tax liabilities, net (Note 13)	1,530	1,314
Other liabilities	2,080	2,034
Liabilities of discontinued operations (Note 4)	118	477

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2014) and 39 (2013) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 818 (2014) and 801 (2013) shares issued	1	1
Additional paid-in capital	44,041	43,474
Accumulated deficit	(21,931)	(24,890)
Accumulated other comprehensive loss (Note 1)	(735)	(545)
	21,376	18,040
Less Treasury Stock, at cost; 349 (2014) and 244 (2013) Class B Shares	14,406	8,074
Total Stockholders’ Equity	6,970	9,966
Total Liabilities and Stockholders' Equity	$24,072	$26,387
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net earnings	$2,959	$1,879	$1,574
Less: Net earnings from discontinued operations	1,605	141	66
Net earnings from continuing operations	1,354	1,738	1,508
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	281	290	306
Impairment charges	52	—	11
Deferred tax provision	692	433	453
Stock-based compensation	154	222	147
Redemption of debt	(8)	—	(28)
Net gain on disposition and write-down of assets	(12)	(3)	(2)
Equity in loss of investee companies, net of tax and distributions	57	57	48
Amortization of deferred financing costs	9	10	12
Change in assets and liabilities, net of investing and financing activities
Increase in receivables	(600)	(777)	(237)
(Increase) decrease in inventory and related program and participation liabilities, net	(213)	48	(414)
Decrease (increase) in other assets	34	(19)	28
Decrease in accounts payable and accrued expenses	(152)	(135)	(25)
Decrease in pension and postretirement benefit obligations	(34)	(188)	(190)
(Decrease) increase in income taxes	(390)	9	(75)
(Decrease) increase in deferred revenue	(47)	90	(29)
Other, net	33	4	(8)
Net cash flow provided by operating activities from continuing operations	1,210	1,779	1,505
Net cash flow provided by operating activities from discontinued operations	65	94	310
Net cash flow provided by operating activities	1,275	1,873	1,815
Investing Activities:
Acquisitions, net of cash acquired	(27)	(20)	(146)
Capital expenditures	(206)	(212)	(200)
Investments in and advances to investee companies	(98)	(176)	(91)
Proceeds from sale of investments	12	30	13
Proceeds from dispositions	7	164	49
Other investing activities	(4)	—	—
Net cash flow used for investing activities from continuing operations	(316)	(214)	(375)
Net cash flow used for investing activities from discontinued operations	(285)	(58)	(76)
Net cash flow used for investing activities	(601)	(272)	(451)
Financing Activities:
Proceeds from short-term debt borrowings, net	141	475	—
Proceeds from issuance of notes	1,728	—	1,566
Repayment of notes and debentures	(1,152)	—	(1,583)
Payment of capital lease obligations	(17)	(17)	(19)
Payment of contingent consideration	—	(30)	(33)
Dividends	(292)	(300)	(276)
Purchase of Company common stock	(3,595)	(2,185)	(1,137)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(146)	(145)	(105)
Proceeds from exercise of stock options	283	146	168
Excess tax benefit from stock-based compensation	243	148	103
Other financing activities	(3)	(4)	—
Net cash flow used for financing activities from continuing operations	(2,810)	(1,912)	(1,316)
Net cash flow provided by financing activities from discontinued operations	2,167	—	—
Net cash flow used for financing activities	(643)	(1,912)	(1,316)
Net increase (decrease) in cash and cash equivalents	31	(311)	48
Cash and cash equivalents at beginning of year (includes $29 (2014), $21 (2013) and $38 (2012) of discontinued operations cash)	397	708	660
Cash and cash equivalents at end of year (includes $29 (2013) and $21 (2012) of discontinued operations cash)	$428	$397	$708
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance, beginning of year	39	$—	43	$—	44	$—
Conversion of A shares into B shares	(1)	—	(4)	—	(1)	—
Balance, end of year	38	—	39	—	43	—
Class B Common Stock:
Balance, beginning of year	801	1	785	1	769	1
Conversion of A shares into B shares	1	—	4	—	1	—
Restricted stock unit vests	5	—	7	—	8	—
Exercise of stock options	14	—	8	—	10	—
Retirement of Treasury Stock	(3)	—	(3)	—	(3)	—
Balance, end of year	818	1	801	1	785	1
Additional Paid-In Capital:
Balance, beginning of year		43,474		43,424		43,395
Stock-based compensation		168		187		147
Tax benefit related to employee stock-based transactions		246		159		104
Exercise of stock options		282		144		170
Retirement of Treasury Stock		(146)		(145)		(105)
Dividends		(296)		(295)		(287)
Gain on Outdoor Americas IPO		313		—		—
Balance, end of year		44,041		43,474		43,424
Accumulated Deficit:
Balance, beginning of year		(24,890)		(26,769)		(28,343)
Net earnings		2,959		1,879		1,574
Balance, end of year		(21,931)		(24,890)		(26,769)
Accumulated Other Comprehensive Loss:
Balance, beginning of year		(545)		(569)		(439)
Other comprehensive income (loss)		(190)		24		(130)
Balance, end of year		(735)		(545)		(569)
Treasury Stock, at cost:
Balance beginning of year	244	(8,074)	198	(5,874)	162	(4,706)
Class B Common Stock purchased	60	(3,612)	46	(2,201)	36	(1,170)
Outdoor Americas Split-Off	45	(2,721)	—	—	—	—
Shares paid for tax withholding for stock-based compensation	3	(146)	3	(145)	3	(105)
Issuance of stock for deferred compensation	—	1	—	1	—	2
Retirement of Treasury Stock	(3)	146	(3)	145	(3)	105
Balance, end of year	349	(14,406)	244	(8,074)	198	(5,874)
Total Stockholders’ Equity		$6,970		$9,966		$10,213
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, and CBS Global Distribution Group; CBS Interactive; and CBS Films), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster) and Local Broadcasting (CBS Television Stations and CBS Radio).

Discontinued Operations—On April 2, 2014, CBS Outdoor Americas Inc. (“Outdoor Americas”), which was previously a subsidiary of the Company and has been renamed Outfront Media Inc., completed an initial public offering (“IPO”) through which it sold 23.0 million shares, or approximately 19%, of its common stock. On July 16, 2014, the Company completed the split-off of Outdoor Americas through which the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares, or approximately 81%, of Outdoor Americas common stock that it owned (the "Split-Off"). During 2013, the Company completed the sale of its outdoor advertising business in Europe, which included an interest in an outdoor business in Asia (“Outdoor Europe”). Outdoor Americas and Outdoor Europe have been presented as discontinued operations in the Company’s consolidated financial statements (See Note 4). In addition, certain businesses that were previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with accounting rules in effect prior to 2002.

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

Reclassifications—Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.

Use of Estimates—The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Television production costs (which include direct production costs, production overhead and acquisition costs) are stated at the lower of unamortized cost or net realizable value. The Company then estimates total revenues to be earned and costs to be incurred throughout the life of each television program.  For television programming, estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market. Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode by episode basis. Estimates for all secondary market revenues such as domestic and foreign syndication, basic cable, digital streaming, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming once it can be demonstrated that a program can be successfully licensed in such secondary market. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized, and estimated liabilities for participations are accrued, based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues.

The costs incurred in acquiring television series and feature film programming are capitalized when the program is accepted and available for airing.  These costs are amortized over the period in which an economic benefit is expected to be derived based on the timing of the Company’s usage of and benefit from such programming.  The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received.  These costs are expensed over the period in which an economic benefit is expected to be derived based on the relative value of the events broadcast by the Company during a period.  The relative value for an event is determined based on the revenues generated for that event in relation to the estimated total revenues over the remaining term of the sports programming agreement.  For the Company’s multi-year sports programming agreements where the rights payments for a season approximate the relative value of the events broadcast by the Company during that season, those rights payments are expensed during such season.

Lifetime revenue estimates for internally produced television programming, and the estimated economic benefit for the acquired programming, including revenue projections for multi-year sports programming, are periodically reviewed. Adjustments, if any, will result in changes to amortization rates, future net realizable value adjustments and/or estimated accruals for participation expense.

Property and Equipment—Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings	20 to 40 years
Leasehold Improvements	Shorter of lease term or useful life
Equipment and other (including capital leases)	3 to 20 years
Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangible assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows expected to be generated by these assets, which is the estimated fair value, to their net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net carrying value and the estimated fair value of the asset.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Impairment of Investments—Investments are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, recent operating results, estimates based on comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values.  If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred.  These factors include the length of time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are generally one level below the Company’s operating segments. Intangible assets with finite lives, which primarily consist of trade names, are generally amortized using the straight-line method over their estimated useful lives, which range from 4 to 40 years.  Goodwill and other intangible assets with indefinite lives, which consist of FCC licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a noncash charge.

Other Assets—Other assets include noncurrent receivables of $1.94 billion at December 31, 2014 and $1.56 billion at December 31, 2013, which are primarily related to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period.

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

Revenues from the licensing of television programming are recognized in the period that the television series is made available to the licensee, which may cause fluctuations in operating results.  Television series initially produced for networks and first-run syndication are generally licensed to domestic and international markets concurrently.  The more successful network series are later licensed for digital streaming and to television stations, cable networks, and additional international markets.  The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production.

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

Collaborative Arrangements—Collaborative arrangements primarily consist of joint efforts with third parties to produce and distribute programming such as television series and live sporting events, including the 14-year agreement between the Company and Turner Broadcasting System, Inc. to telecast the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which began in 2011.  In connection with this agreement for the NCAA Tournament, advertisements aired on the CBS Television Network are recorded as revenues and the Company’s share of the program rights fees and other operating costs are recorded as operating expenses.

For episodic television programming, co-production costs are initially capitalized as programming inventory and amortized over the television series’ estimated economic life.  In such arrangements where the Company has distribution rights, all proceeds generated from such distribution are recorded as revenues and any participation profits due to third party collaborators are recorded as operating expenses.  In co-production arrangements where third party collaborators have distribution rights, the Company’s net participating profits are recorded as revenues.

Amounts attributable to transactions arising from collaborative arrangements between participants were not material to the Company’s consolidated financial statements for all periods presented.

Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $410 million in 2014, $449 million in 2013 and $419 million in 2012.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Foreign Currency Translation and Transactions—The Company’s assets and liabilities denominated in foreign currencies are translated at foreign exchange rates in effect at the balance sheet date, while results of operations are translated at average foreign exchange rates for the respective periods.  The resulting translation gains or losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).  Foreign currency transaction gains and losses have been included in “Other items, net” in the Consolidated Statements of Operations.

Other items, net—For all periods presented, "Other items, net" primarily consisted of foreign exchange gains and losses.

Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers.  The provision for doubtful accounts charged to expense was $9 million in 2014 and $14 million in each of 2013 and 2012.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive.  Stock options to purchase 2 million shares of Class B Common Stock for each of the years ended December 31, 2014 and 2013, and stock options to purchase 4 million shares of Class B Common Stock for the year ended December 31, 2012, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2014	2013	2012
(in millions)
Weighted average shares for basic EPS	550	608	642
Dilutive effect of shares issuable under stock-based compensation plans	11	16	17
Weighted average shares for diluted EPS	561	624	659

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income —The following table presents the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations					Discontinued Operations
		Net Actuarial			Change in			Accumulated
	Cumulative	Gain (Loss)		Unrealized	Fair Value of	Other		Other
	Translation	and Prior		Gain on	Cash Flow	Comprehensive		Comprehensive
	Adjustments	Service Cost		Securities	Hedges	Income (Loss)	(b)	Loss
At December 31, 2011	$159	$(800)		$2	$—	$200		$(439)
Other comprehensive income (loss)	9	(136)		—	—	(3)		(130)
At December 31, 2012	168	(936)		2	—	197		(569)
Other comprehensive income (loss) before reclassifications	(2)	163		1	—	(4)		158
Reclassifications to net earnings	—	44	(a)	—	—	(178)	(c)	(134)
Other comprehensive income (loss)	(2)	207		1	—	(182)		24
At December 31, 2013	166	(729)		3	—	15		(545)
Other comprehensive income (loss) before reclassifications	(8)	(189)		—	(1)	15		(183)
Reclassifications to net earnings	—	26	(a)	(3)	—	(30)	(c)	(7)
Other comprehensive loss	(8)	(163)		(3)	(1)	(15)		(190)
At December 31, 2014	$158	$(892)		$—	$(1)	$—		$(735)
(a) Reflects amortization of net actuarial losses. See Note 14.
(b) Primarily reflects cumulative translation adjustments.
(c) Reclassified in connection with the disposal of Outdoor Americas in 2014 and Outdoor Europe in 2013. See Note 4.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit (provision) for the years ended December 31, 2014, 2013 and 2012 of $105 million, $(132) million and $80 million, respectively, and other comprehensive loss from discontinued operations is net of a tax (provision) benefit of $(3) million and $1 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2014, the tax provision related to the other comprehensive loss from discontinued operations was minimal. The tax provision related to the unrealized gain on securities is minimal for all periods presented.

Stock-based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31,	2014	2013	2012
RSUs and PSUs	$131	$129	$105
Stock options and equivalents	23	93	42
Stock-based compensation expense, before income taxes	154	222	147
Related tax benefit	(60)	(86)	(57)
Stock-based compensation expense, net of tax benefit	$94	$136	$90

Stock-based compensation included in net earnings from discontinued operations was $5 million, $15 million and $7 million for 2014, 2013, and 2012, respectively.

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

Recent Pronouncements

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued amended guidance which eliminates the concept of extraordinary items. This guidance removes the requirement to assess whether an event or transaction is both unusual in nature and infrequent in occurrence and to separately present any such items on the statement of operations after income from continuing operations. Rather, such items will either be presented as a separate component of income from continuing operations or disclosed in the notes to the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Additionally, the Company is permitted to amend prior periods presented in the financial statements once the guidance is adopted.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance which requires management to evaluate, for each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management identifies conditions or events that raise substantial doubt, disclosures are required in the financial statements, including any plans that will alleviate the substantial doubt about the entity’s ability to continue as a going concern. This guidance, which is effective for the first annual period ending after December 15, 2016, is not expected to have an impact on the Company’s consolidated financial statements.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) PROPERTY AND EQUIPMENT

At December 31,	2014	2013
Land	$240	$239
Buildings	717	691
Capital leases	165	165
Equipment and other	2,042	1,965
	3,164	3,060
Less accumulated depreciation and amortization	1,731	1,599
Net property and equipment	$1,433	$1,461
Depreciation expense, including capitalized lease amortization, was $249 million in 2014, $251 million in 2013 and $261 million in 2012.  Amortization expense related to capital leases was $17 million in each of 2014 and 2013 and $19 million in 2012. Accumulated amortization of capital leases was $78 million at December 31, 2014 and $62 million at December 31, 2013.
3) GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs an annual fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised of FCC licenses, during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company’s radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use.

For 2014, the Company performed qualitative assessments for five reporting units, five radio markets, and ten television markets which management estimates each have fair values that exceed their respective carrying values by 20% or more. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each radio and television market, the Company weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each market are less than their respective carrying amounts. Therefore, performing the quantitative impairment test was unnecessary.

For 2014, the Company performed the two-step quantitative goodwill impairment test for the remaining two reporting units, CBS Interactive and CBS Radio. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. If the carrying value exceeds the fair value, the second step of the test compares the implied fair value of a reporting unit’s goodwill with the carrying value of its goodwill to determine the amount of impairment charge, if any. The estimated fair value of each reporting unit for which step one of the impairment test is performed is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and both the traded and transaction values of comparable businesses (“Market Comparable Method”). The Discounted Cash Flow Method and Market Comparable Method resulted in substantially equal fair values. The Discounted Cash Flow Method includes the Company’s assumptions for growth rates, operating margins and capital expenditures for the projection period plus the residual value of the business at the end of the projection period.  The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends.  The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections, and for 2014 was 3.0% for CBS Interactive and 1.5% for CBS Radio.  The discount rates, which for 2014 were 9.5%

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

for CBS Interactive and 8.0% for CBS Radio, are determined based on the average of the weighted average cost of capital of comparable entities.

Based on the 2014 annual impairment test, for each of the two reporting units for which the Company performed the first step of the impairment test, the estimated fair values exceeded the respective carrying values and therefore the second step of the impairment test was unnecessary.

For each of the remaining 21 radio and four television markets, the Company performed the quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values.  The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station’s operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. In order to estimate the revenues of a start-up station, the total market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry.  For each television station and radio station, the discount rate used for 2014 was 8.0% and the perpetual nominal growth rates used were 2.5% and 1.5%, respectively.

For its 2014 annual impairment test the Company concluded that the estimated fair values of the indefinite-lived intangible assets for which it performed a quantitative assessment exceeded the respective carrying values and therefore no impairment charge was required.

In December 2014, in connection with its strategy to grow its major market presence, the Company completed a radio station swap with Beasley Broadcast Group, Inc. through which the Company exchanged 13 of its radio stations in Tampa and Charlotte as well as one radio station in Philadelphia, for two radio stations in Philadelphia and three radio stations in Miami. In connection with the radio station swap, the Company recorded a pretax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill. The assets associated with the disposed radio stations, which primarily consist of goodwill and FCC licenses, have been presented as held for sale on the Company’s Consolidated Balance Sheets for all periods prior to the closing of the transaction.
During 2012, in connection with the sale of its five owned radio stations in West Palm Beach, the Company recorded a pretax noncash impairment charge of $11 million to reduce the carrying value of the allocated goodwill.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the years ended December 31, 2014 and 2013, the changes in the book value of goodwill by segment were as follows:

	Balance at			Balance at
	December 31, 2013	Acquisitions		December 31, 2014
Entertainment:
Goodwill	$9,467	$—		$9,467
Accumulated impairment losses	(6,294)	—		(6,294)
Goodwill, net of impairment	3,173	—		3,173
Cable Networks:
Goodwill	480	—		480
Accumulated impairment losses	—	—		—
Goodwill, net of impairment	480	—		480
Publishing:
Goodwill	406	—		406
Accumulated impairment losses	—	—		—
Goodwill, net of impairment	406	—		406
Local Broadcasting:
Goodwill	22,244	110	(a)	22,354
Accumulated impairment losses	(19,715)	—		(19,715)
Goodwill, net of impairment	2,529	110		2,639
Total:
Goodwill	32,597	110		32,707
Accumulated impairment losses	(26,009)	—		(26,009)
Goodwill, net of impairment	$6,588	$110		$6,698
(a) Amount primarily reflects goodwill acquired in the radio station swap with Beasley Broadcast Group, Inc. At December 31, 2013, the allocated goodwill, net of accumulated impairment relating to the stations disposed of in the swap was included in “Assets held for sale” on the Consolidated Balance Sheet and as a result is not included in the changes in book value above.

	Balance at			Balance at
	December 31, 2012	Acquisitions	Other	December 31, 2013
Entertainment:
Goodwill	$9,460	$7	$—	$9,467
Accumulated impairment losses	(6,294)	—	—	(6,294)
Goodwill, net of impairment	3,166	7	—	3,173
Cable Networks:
Goodwill	480	—	—	480
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	480	—	—	480
Publishing:
Goodwill	407	—	(1)	406
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	407	—	(1)	406
Local Broadcasting:
Goodwill	22,244	—	—	22,244
Accumulated impairment losses	(19,715)	—	—	(19,715)
Goodwill, net of impairment	2,529	—	—	2,529
Total:
Goodwill	32,591	7	(1)	32,597
Accumulated impairment losses	(26,009)	—	—	(26,009)
Goodwill, net of impairment	$6,582	$7	$(1)	$6,588

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company’s intangible assets were as follows:

		Accumulated
At December 31, 2014	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$220	$(54)	$166
Other intangible assets	167	(129)	38
Total intangible assets subject to amortization	387	(183)	204
FCC licenses (a)	5,804	—	5,804
Total intangible assets	$6,191	$(183)	$6,008

		Accumulated
At December 31, 2013	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$222	$(42)	$180
Other intangible assets	211	(159)	52
Total intangible assets subject to amortization	433	(201)	232
FCC licenses (a)	5,638	—	5,638
Total intangible assets	$6,071	$(201)	$5,870
(a) The increase in FCC licenses from December 31, 2013 to December 31, 2014 relates to the radio stations acquired in the radio station swap with Beasley Broadcast Group, Inc. At December 31, 2013, the FCC licenses relating to the radio stations disposed of in the swap were included in “Assets held for sale” on the Consolidated Balance Sheet.
Amortization expense was $32 million in 2014, $39 million in 2013 and $45 million in 2012. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2015 through 2019, to be as follows:

	2015	2016	2017	2018	2019
Amortization expense	$24	$19	$15	$13	$13
4) DISCONTINUED OPERATIONS
On July 16, 2014, the Company completed the disposition of Outdoor Americas and, as a result, Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. In aggregate, the Company received $4.76 billion from the disposition of Outdoor Americas, including $2.04 billion of cash and $2.72 billion in shares of CBS Corp. Class B Common Stock that were accepted in the Split-Off. The disposition was completed in three phases. First, in January 2014, Outdoor Americas borrowed $1.60 billion and provided $1.52 billion of the proceeds to the Company. Next, on April 2, 2014, Outdoor Americas completed an IPO through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. Proceeds from the IPO, net of underwriting discounts and commissions, aggregated $615 million, of which $515 million was provided to the Company. Upon completion of the IPO, the Company owned 97.0 million shares, or approximately 81% of Outdoor Americas. Finally, on July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through a Split-Off. In connection with the Split-Off, the Company

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. This transaction resulted in a gain of $1.56 billion for the year ended December 31, 2014 which is calculated as follows:

Fair value of CBS Corp. Class B Common Stock accepted	$2,721
(44,723,131 shares at $60.85 per share on July 16, 2014)
Carrying value of Outdoor Americas	(1,162)
Accumulated other comprehensive income	30
Transaction costs	(32)
Net gain on split-off of Outdoor Americas	$1,557
The Split-Off was a tax-free transaction and therefore, there is no tax impact on the gain.

During 2013, the Company completed the sale of Outdoor Europe for $225 million. Outdoor Europe has been presented as a discontinued operation for all periods presented. For 2013, net earnings from discontinued operations include a gain on the disposal of Outdoor Europe and an after-tax charge of $110 million related to Outdoor Europe. This charge was associated with exiting an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically were intercompany but upon the closing of the transaction became third-party guarantees (See Note 15).

The following table sets forth details of net earnings from discontinued operations for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31,	2014	2013	2012
Revenues from discontinued operations	$677	$1,695	$1,873
Earnings (loss) from discontinued operations	$79	$(12)	$128
Income tax provision	(26)	—	(62)
Earnings (loss) from discontinued operations, net of tax	53	(12)	66
Gain on disposal	1,557	159	—
Income tax provision	—	(6)	—
Gain on disposal, net of tax	1,557	153	—
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	5	—	—
Net earnings from discontinued operations attributable to CBS Corp.	$1,605	$141	$66
The following table presents the major classes of assets and liabilities of the Company’s discontinued operations.

At December 31,	2014	2013
Current assets	$—	$351
Goodwill	—	1,866
Intangible assets	—	366
Net property and equipment	—	763
Other assets	39	129
Total Assets	$39	$3,475
Current liabilities	$26	$254
Other liabilities	118	477
Total Liabilities	$144	$731
Other liabilities of discontinued operations of $118 million and $477 million at December 31, 2014 and 2013, respectively, primarily include tax reserves related to previously disposed businesses and the carrying value of the guarantee liability associated with the disposition of Outdoor Europe of approximately $28 million and $40 million,

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

respectively. At December 31, 2013, other liabilities of discontinued operations also included deferred tax liabilities related to Outdoor Americas.
5) RESTRUCTURING CHARGES
During the year ended December 31, 2014, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization or closure of certain business operations. As a result, the Company recorded restructuring charges of $26 million, reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations. During the year ended December 31, 2013, the Company recorded restructuring charges of $20 million, reflecting $14 million of severance costs and $6 million of costs associated with exiting contractual obligations. As of December 31, 2014, the cumulative amount paid for the 2014 and 2013 restructuring charges was $24 million, of which $17 million was for the severance costs and $7 million related to costs associated with exiting contractual obligations. The 2013 restructuring reserve was substantially utilized at December 31, 2014. The Company expects to substantially utilize the 2014 restructuring reserve by the end of 2015.

	Balance at	2014	2014	Balance at
	December 31, 2013	Charges	Payments	December 31, 2014
Entertainment	$8	$8	$(8)	$8
Cable Networks	1	—	(1)	—
Publishing	1	1	(2)	—
Local Broadcasting	4	14	(6)	12
Corporate	1	3	(2)	2
Total	$15	$26	$(19)	$22

	2013	2013	Balance at
	Charges	Payments	December 31, 2013
Entertainment	$12	$(4)	$8
Cable Networks	1	—	1
Publishing	1	—	1
Local Broadcasting	5	(1)	4
Corporate	1	—	1
Total	$20	$(5)	$15

6) PROGRAMMING AND OTHER INVENTORY

At December 31,	2014	2013
Program rights	$1,471	$1,331
Television programming:
Released (including acquired libraries)	983	878
In process and other	179	139
Theatrical programming:
Released	23	38
In process and other	36	32
Publishing, primarily finished goods	47	51
Total programming and other inventory	2,739	2,469
Less current portion	922	772
Total noncurrent programming and other inventory	$1,817	$1,697

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc.  Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc.  Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At December 31, 2014, NAI directly or indirectly owned approximately 79.6% of CBS Corp.’s voting Class A Common Stock and owned approximately 7.8% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.  As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company's television programs in the home entertainment market. The Company’s total revenues from these transactions were $183 million, $185 million and $211 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $19 million, $21 million and $26 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at December 31, 2014 and 2013.

At December 31,	2014	2013
Receivables	$107	$84
Other assets (Receivables, noncurrent)	76	115
Total amounts due from Viacom Inc.	$183	$199
Other Related Parties  The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming.  Total revenues earned from sales to these joint ventures were $122 million, $108 million and $157 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

8) INVESTMENTS
The Company accounts for investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include the Company’s 50% interests in the broadcast network, The CW, and the entertainment cable network, POP (formerly known as TVGN, TV Guide Network). In addition, the Company has interests in several international television joint ventures including a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates six cable and satellite channels in the United Kingdom and Ireland, including CBS branded channels; a 30% interest in a joint venture with another subsidiary of AMC Networks Inc., which owns and operates nine cable and satellite channels in Europe, the Middle East and Africa; a 33% interest in a joint venture with a subsidiary of Ten Network

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Holdings Limited to provide content to ELEVEN, a digital television channel service in Australia; and a 30% interest in a joint venture with RTL Group which owns and operates two cable channels in South East Asia.

At December 31, 2014 and 2013, respectively, the Company had $199 million and $188 million of equity investments that are included in “Other assets” on the Consolidated Balance Sheets.

Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2014 and 2013, respectively, the Company had $23 million and $16 million of cost investments that are included in “Other assets” on the Consolidated Balance Sheets.

The Company invested $98 million, $176 million and $91 million into its equity and cost investments during the years ended December 31, 2014, 2013 and 2012, respectively.

9) BANK FINANCING AND DEBT
The Company's debt consists of the following (a):

At December 31,	2014	2013
Commercial paper	$616	$475
8.875% Notes due 2014	—	99
7.625% Senior Debentures due 2016	200	200
1.95% Senior Notes due 2017	398	397
4.625% Senior Notes due 2018	313	317
8.875% Senior Notes due 2019	—	592
2.30% Senior Notes due 2019	598	—
5.75% Senior Notes due 2020	500	500
4.30% Senior Notes due 2021	300	300
3.375% Senior Notes due 2022	695	695
7.875% Debentures due 2023	187	224
7.125% Senior Notes due 2023 (b)	46	52
3.70% Senior Notes due 2024	599	—
7.875% Senior Debentures due 2030	839	1,270
5.50% Senior Debentures due 2033	428	428
5.90% Senior Notes due 2040	299	299
4.85% Senior Notes due 2042	488	488
4.90% Senior Notes due 2044	543	—
Obligations under capital leases	97	113
Total debt (c)	7,146	6,449
Less discontinued operations debt (d)	—	14
Total debt from continuing operations	7,146	6,435
Less commercial paper	616	475
Less current portion	20	20
Total long-term debt from continuing operations, net of current portion	$6,510	$5,940
(a) Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.
(b) Debt instrument is an issuance of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., and has no guarantor.
(c) At December 31, 2014 and December 31, 2013, the senior debt balances included (i) a net unamortized discount of $21 million and $13 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $14 million and $18 million, respectively.  The face value of the Company’s total debt was $7.15 billion at December 31, 2014 and $6.44 billion at December 31, 2013.
(d) Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the year ended December 31, 2014, debt issuances, redemptions and repurchases were as follows:

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
$336 million 8.875% senior notes due 2019, through a tender offer
$37 million 7.875% debentures due 2023, through a tender offer
$6 million 7.125% senior notes due 2023, through a tender offer
$423 million 7.875% senior debentures due 2030, through a tender offer

The debt repurchases and early debt redemption resulted in a pretax loss on early extinguishment of debt of $352 million ($219 million, net of tax) for the year ended December 31, 2014.

During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045 and used the net proceeds for the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

All of the Company’s long-term debt has been issued under fixed interest rate agreements. During 2014, in connection with the issuance of its $600 million of 2.30% senior notes due 2019, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge this debt. These interest rate swaps are designated as fair value hedges (See Note 10).

At December 31, 2014, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2020 and
	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$—	$200	$400	$300	$600	$4,940
Commercial Paper
The Company had outstanding commercial paper borrowings under its commercial paper program of $616 million and $475 million at December 31, 2014 and 2013, respectively, at weighted average interest rates of 0.46% and 0.28%, respectively and with maturities of less than forty-five days. During December 2014, the Company increased its commercial paper program from $2.0 billion to $2.5 billion.

Credit Facility
During December 2014, the Company amended and restated its revolving credit facility (the “Credit Facility”) to increase the capacity from $2.0 billion to $2.5 billion and extend the expiration to December 2019. The provisions of the Credit Facility are substantially similar to those under the Company's previous credit facility. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

generally on the prime rate in the U.S. or the London Interbank Offer Rate (“LIBOR”) plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2014, the Company’s Consolidated Leverage Ratio was approximately 2.1x.

The Consolidated Leverage Ratio reflects the ratio of the Company’s indebtedness from continuing operations, adjusted to exclude certain capital lease obligations, at the end of a quarter, to the Company’s Consolidated EBITDA for the trailing four consecutive quarters.  Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items.

The Credit Facility is used for general corporate purposes. At December 31, 2014, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
10) FINANCIAL INSTRUMENTS
The Company’s carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures.  At December 31, 2014 and 2013, the carrying value of the Company's senior debt was $6.43 billion and $5.86 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $7.15 billion and $6.69 billion, respectively.

The Company uses derivative financial instruments primarily to modify its exposure to market risks from fluctuations in foreign currency exchange rates and interest rates.  The Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

All of the Company’s long-term debt has been issued under fixed interest rate agreements. During 2014, in connection with the issuance of its $600 million of 2.30% senior notes due 2019, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge this debt. The fair value of interest rate swaps is included within the carrying value of the debt attributable to the risk being hedged, and in other assets or other liabilities on the Consolidated Balance Sheet. Gains or losses on interest rate swaps are recognized within interest expense.

Foreign exchange forward contracts have principally been used to hedge projected cash flows, generally within the next twelve months, in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar.  The Company designates forward contracts used to hedge projected future television production costs as cash flow hedges.  Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income and reclassified to the statement of operations when the hedged item is recognized.  Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows.  The change in fair value of the non-designated contracts is included in “Other items, net” in the Consolidated Statements of Operations.

At December 31, 2014 and 2013, the notional amount of all foreign currency contracts was $152 million and $136 million, respectively, which represents hedges of expected foreign currency cash flows.

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

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2014 and 2013, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
11) FAIR VALUE MEASUREMENTS
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Investments	$80	$—	$—	$80
Foreign currency hedges	—	6	—	6
Total Assets	$80	$6	$—	$86
Liabilities:				$—
Deferred compensation	$—	$307	$—	$307
Foreign currency hedges	—	2	—	2
Total Liabilities	$—	$309	$—	$309

At December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Investments	$83	$—	$—	$83
Foreign currency hedges	—	3	—	3
Total Assets	$83	$3	$—	$86
Liabilities:				$—
Deferred compensation	$—	$268	$—	$268
Foreign currency hedges	—	4	—	4
Total Liabilities	$—	$272	$—	$272
The fair value of investments is determined based on publicly quoted market prices in active markets. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

In connection with the disposal of Outdoor Europe in 2013, the Company recorded a pretax charge of $40 million in net earnings (loss) from discontinued operations, for the estimated fair value of guarantees, which historically have been intercompany but upon the closing of the transaction became third-party guarantees. The fair value of guarantee liabilities reflected the premium that would be required to issue such guarantee in a standalone arm’s length transaction and was calculated based on an assessment of the probability of the primary obligor's default under the obligation,

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

discounted to its present value (Level 3). At December 31, 2014, the guarantee liabilities were reduced to $28 million upon the expiration or settlement of obligations under the guarantees.

During 2014, in connection with a radio station swap, the Company recorded a pretax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill to its fair value using other nonobservable inputs (Level 3). The fair value of the transaction was determined based on a valuation of comparable assets in the same geographic markets.
12) STOCKHOLDERS’ EQUITY
In general, CBS Corp. Class A Common Stock and CBS Corp. Class B Common Stock have the same economic rights; however, holders of CBS Corp. Class B Common Stock do not have any voting rights, except as required by law. Holders of CBS Corp. Class A Common Stock are entitled to one vote per share with respect to all matters on which the holders of CBS Corp. Common Stock are entitled to vote.

Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2014, 2013, and 2012. For the years ended December 31, 2014, 2013 and 2012, the Company declared per share dividends of $.54, $.48, and $.44, respectively, resulting in total annual dividends of $296 million, $295 million and $287 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

Purchase of Company Stock—During 2014, the Company repurchased 60.3 million shares of CBS Corp. Class B Common Stock under its share repurchase program for $3.61 billion, at an average cost of $59.88 per share. At December 31, 2014, $4.80 billion of authorization remained under the share repurchase program.

Also during 2014, the Company completed the Split-Off through which it received 44.7 million shares of CBS Corp. Class B Common Stock in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned (See Note 4).

Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were 1.3 million for 2014, 4.0 million for 2013 and 0.3 million for 2012.

Equity Incentive Plans—The Company has equity incentive plans (the “Plans”) under which stock options, stock option equivalents, RSUs and PSUs were issued.

The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization. At December 31, 2014, there were 58 million shares available for future grant under the Plans.

RSUs and PSUs
Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a one- to four-year service period. Certain RSU awards are also subject to satisfying performance conditions. Compensation expense is recorded based on the

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

probable outcome of the performance conditions. Forfeitures for RSUs are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

During 2012, the Company also granted awards of PSUs which vest based on the achievement of market performance targets.  The number of shares that will be issued upon vesting of PSUs can range from 0% to 300% of the target award, based on the ranking of the total shareholder return (“TSR”) for CBS Corp. Class B Common Stock within the S&P 500 Index over a designated three-year measurement period, or in certain circumstances, based on the achievement of established operating performance goals. The fair value of the PSUs is determined using a Monte Carlo Simulation model. This model generates simulated TSR of CBS Corp. Class B Common Stock versus each of the companies in the S&P 500 Index through the end of the relevant measurement period. Compensation expense for PSUs is expensed over the vesting period, which is a three-year service period.

The total fair value of RSUs and PSUs that vested during 2014, 2013, and 2012 was $319 million, $324 million and $251 million, respectively. Total unrecognized compensation cost related to non-vested RSUs at December 31, 2014 was $182 million which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the Company’s RSU and PSU activity.

		Weighted Average
	RSUs and PSUs	Grant Date Fair Value
Non-vested at December 31, 2013	9,519,224	$31.20
Granted	2,789,721	$62.70
Vested	(4,929,780)	$28.56
Forfeited	(422,899)	$43.23
Converted to Outdoor Americas RSUs	(256,172)	$37.77
Non-vested at December 31, 2014	6,700,094	$45.26
Stock Options and Equivalents
Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three- to four-year service period and expire eight years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary. Stock option equivalents are settled in cash upon exercise and therefore, the Company remeasures the fair value of these awards at each reporting date. The Company had 0.2 million and 1.8 million stock option equivalents outstanding at December 31, 2014 and 2013, respectively.

The weighted average fair value of stock options as of the grant date was $18.23, $12.11 and $9.05 in 2014, 2013, and 2012, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013	2012
Expected dividend yield	1.25%	1.49%	1.92%
Expected stock price volatility	33.06%	34.86%	39.09%
Risk-free interest rate	1.60%	.97%	.94%
Expected term of options (years)	5.00	5.00	5.02
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

The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield represents the Company’s future expectation of the dividend yield based on current rates and historical patterns of dividend changes.

Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2014 was $54 million, which is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the Company’s stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2013	27,974,627	$24.78
Granted	2,039,818	$65.91
Exercised	(13,534,632)	$20.87
Forfeited or expired	(625,755)	$32.30
Converted to Outdoor Americas stock options	(219,741)	$33.27
Outstanding at December 31, 2014	15,634,317	$33.12
Exercisable at December 31, 2014	8,615,711	$25.15
The following table summarizes other information relating to stock option exercises during the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31,	2014	2013	2012
Cash received from stock option exercises	$283	$146	$168
Tax benefit of stock option exercises	$200	$88	$67
Intrinsic value of stock option exercises	$517	$229	$174
The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2014.

	Outstanding			Exercisable
		Remaining	Weighted		Weighted
Range of	Number of	Contractual	Average	Number	Average
Exercise Price	Options	Life (Years)	Exercise Price	of Options	Exercise Price
$5 to 9.99	757,967	2.23	$5.26	757,967	$5.26
$10 to 19.99	604,593	3.36	$14.09	604,593	$14.09
$20 to 29.99	8,417,067	3.70	$25.81	5,690,194	$25.68
$30 to 39.99	1,426,662	5.40	$34.05	1,083,333	$33.92
$40 to 49.99	2,400,080	6.16	$44.14	477,893	$44.38
$50 to 59.99	9,521	6.82	$59.94	1,731	$59.94
$60 to 69.99	2,018,427	7.13	$65.91	—	$—
	15,634,317			8,615,711
At December 31, 2014 stock options outstanding have a weighted average remaining contractual life of 4.59 years and the total intrinsic value for “in-the-money” options, based on the Company’s closing stock price of $55.34, was $369 million. At December 31, 2014 stock options exercisable have a weighted average remaining contractual life of 3.60 years and the total intrinsic value for “in-the-money” exercisable options was $260 million.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

13) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2014	2013	2012
United States	$1,790	$2,283	$2,030
Foreign	374	382	327
Total	$2,164	$2,665	$2,357
The components of the provision for income taxes were as follows:

Year Ended December 31,	2014	2013	2012
Current:
Federal	$(14)	$310	$236
State and local	22	74	61
Foreign	62	61	62
	70	445	359
Deferred	692	433	453
Provision for income taxes	$762	$878	$812

In addition, included in discontinued operations was an income tax provision of $26 million, $6 million, and $62 million in 2014, 2013, and 2012, respectively.

The equity in loss of investee companies is shown net of tax on the Company’s Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2014, 2013, and 2012 were $30 million, $31 million, and $23 million, respectively, which represented an effective tax rate of 38.7% for 2014 and 38.8% for each of 2013 and 2012.

In 2014 and 2013, the Company realized tax benefits from the exercise of stock options and vesting of RSUs and PSUs of $322 million and $210 million, respectively.

The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2014	2013	2012
Taxes on income at U.S. federal statutory rate	$758	$933	$825
State and local taxes, net of federal tax benefit	93	101	84
Effect of foreign operations	(90)	(92)	(67)
Audit settlements, net	(7)	(17)	(3)
Other, net (a)	8	(47)	(27)
Provision for income taxes	$762	$878	$812
(a) For 2013 and 2012, amounts primarily reflect the Company’s domestic production deduction.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2014	2013
Deferred income tax assets:
Reserves and other accrued liabilities	$743	$798
Pension, postretirement and other employee benefits	794	697
Tax credit and loss carryforwards	628	664
Other	113	151
Total deferred income tax assets	2,278	2,310
Valuation allowance	(575)	(634)
Deferred income tax assets, net	1,703	1,676
Deferred income tax liabilities:
Intangible assets	(2,432)	(2,305)
Unbilled licensing receivables	(532)	(345)
Property, equipment and other assets	(151)	(176)
Total deferred income tax liabilities	(3,115)	(2,826)
Deferred income tax liabilities, net	$(1,412)	$(1,150)
In addition to the deferred income taxes reflected in the table above, included in the assets and liabilities of discontinued operations on the Consolidated Balance Sheets is a net deferred income tax asset of $38 million at December 31, 2014 and a net deferred income tax liability of $182 million at December 31, 2013.

At December 31, 2014, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $925 million, the majority of which expire in various years from 2015 through 2034.

The 2014 and 2013 deferred income tax assets were reduced by a valuation allowance of $575 million and $634 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

The Company’s share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $3.99 billion at December 31, 2014 and $4.08 billion at December 31, 2013. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits or remitted in tax-free transactions, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2012	$189
Additions for current year tax positions	12
Additions for prior year tax positions	10
Reductions for prior year tax positions	(32)
Cash settlements	(5)
Statute of limitations lapses	(2)
At December 31, 2012	172
Additions for current year tax positions	11
Additions for prior year tax positions	14
Reductions for prior year tax positions	(40)
Cash settlements	(17)
Statute of limitations lapses	(1)
At December 31, 2013	139
Additions for current year tax positions	14
Additions for prior year tax positions	31
Reductions for prior year tax positions	(26)
Cash settlements	(16)
Statute of limitations lapses	(2)
At December 31, 2014	$140
At December 31, 2014 and 2013, $48 million and $53 million, respectively, of the reserve for uncertain tax positions were included in “Liabilities of discontinued operations” on the Consolidated Balance Sheets.

The reserve for uncertain tax positions of $140 million at December 31, 2014 includes $111 million which would affect the Company’s effective income tax rate, including discontinued operations, if and when recognized in future years.

The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. For the years ended December 31, 2014, 2013 and 2012, the Company recognized interest and penalties of $14 million, $12 million and $13 million, respectively, in the Consolidated Statements of Operations. As of December 31, 2014 and 2013, the Company has recorded liabilities for accrued interest and penalties of $50 million and $56 million, respectively, on the Consolidated Balance Sheets.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

14) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Most of the Company’s pension plans are closed to new entrants. The benefits for some plans are based primarily on an employee’s years of service and average pay near retirement. Benefits under other plans are based primarily on an employee’s pay for each year that the employee participated in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities and U.S. government securities. The Company’s common stock represents approximately 1.9% and 2.2% of the plan assets’ fair values at December 31, 2014 and 2013, respectively.

In addition, the Company sponsors health and welfare plans that provide postretirement health care and life insurance benefits to eligible retired employees and their covered dependents. Eligibility is based in part on certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid primarily with the Company’s funds.

The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

The following table sets forth the change in benefit obligation for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$5,022	$5,511	$589	$676
Service cost	31	38	—	—
Interest cost	237	211	25	26
Actuarial loss (gain)	444	(311)	5	(51)
Benefits paid	(396)	(415)	(74)	(79)
Participants’ contributions	—	—	11	10
Retiree Medicare drug subsidy	—	—	6	7
Settlements	(1)	—	—	—
Cumulative translation adjustments	(14)	(12)	—	—
Benefit obligation, end of year	$5,323	$5,022	$562	$589

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in plan assets for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets, beginning of year	$4,184	$4,234	$5	$5
Actual return on plan assets	402	178	—	—
Employer contributions	50	199	57	62
Benefits paid	(396)	(415)	(74)	(79)
Participants’ contributions	—	—	11	10
Retiree Medicare drug subsidy	—	—	6	7
Settlements	(1)	—	—	—
Cumulative translation adjustments	(15)	(12)	—	—
Fair value of plan assets, end of year	$4,224	$4,184	$5	$5
The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company’s Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2014	2013	2014	2013
Funded status at end of year	$(1,099)	$(838)	$(557)	$(584)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$15	$17	$—	$—
Current liabilities	(50)	(50)	(57)	(62)
Noncurrent liabilities	(1,064)	(805)	(500)	(522)
Net amounts recognized	$(1,099)	$(838)	$(557)	$(584)
The Company’s qualified pension plans were underfunded by $425 million and $203 million at December 31, 2014 and 2013, respectively.

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2014	2013	2014	2013
Net actuarial (loss) gain	$(1,774)	$(1,533)	$222	$248
Net prior service (cost) credit	(10)	(11)	—	1
Share of equity investee	(1)	—	—	—
	(1,785)	(1,544)	222	249
Deferred income taxes	706	612	(35)	(46)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,079)	$(932)	$187	$203
The accumulated benefit obligation for all defined benefit pension plans was $5.23 billion and $4.95 billion at December 31, 2014 and 2013, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2014	2013
Projected benefit obligation	$5,200	$4,890
Accumulated benefit obligation	$5,111	$4,814
Fair value of plan assets	$4,085	$4,036
The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2014	2013	2012	2014	2013	2012
Components of net periodic cost:
Service cost	$31	$38	$34	$—	$—	$—
Interest cost	237	211	240	25	26	33
Expected return on plan assets	(262)	(271)	(247)	—	—	—
Amortization of actuarial losses (gains)	63	85	70	(21)	(16)	(16)
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)
Net periodic cost	$70	$64	$98	$3	$9	$16

	Pension	Postretirement
Year Ended December 31, 2014	Benefits	Benefits
Other comprehensive income (loss):
Actuarial loss	$(304)	$(5)
Amortization of actuarial losses (gains) (a)	63	(21)
Amortization of prior service cost (credit) (a)	1	(1)
Share of equity investee	(1)	—
	(241)	(27)
Deferred income taxes	94	11
Recognized in other comprehensive income, net of tax	$(147)	$(16)
(a)  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

Estimated net actuarial losses and prior service costs related to the defined benefit pension plans of approximately $78 million and $1 million, respectively, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2015.

Estimated net actuarial gains related to the other postretirement benefit plans of approximately $19 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2015.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension		Postretirement
	Benefits		Benefits
	2014	2013	2014	2013
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.1%	4.9%	3.8%	4.5%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	4.9%	4.0%	4.5%	4.0%
Expected long-term return on plan assets	6.5%	6.5%	2.0%	2.0%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
N/A - not applicable

The discount rates are determined based on the yield on portfolios of high quality bonds, constructed to provide cash flows necessary to meet the plans’ expected future benefit payments, as determined for the benefit obligations. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.

The following additional assumptions were used in accounting for postretirement benefits.

	2014	2013
Projected health care cost trend rate for participants of age 65 and below	7.0%	7.5%
Projected health care cost trend rate for participants above age 65	7.0%	7.5%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2019	2019
Year ultimate trend rate is achieved for participants above 65	2019	2019
A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on the accumulated postretirement benefit obligation	$9	$(9)
Plan Assets
The asset allocations for the Company’s U.S. qualified defined benefit pension plan trust and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company’s U.S. pension plan trust, which accounted for 95% of total plan assets at December 31, 2014, is to invest between 70% - 80% in long duration fixed income instruments, 16% - 28% in equity securities and the remainder in cash and other investments. At December 31, 2014, this trust was invested approximately 76% in long duration fixed income portfolios, 22% in equity instruments, and the remainder in cash, cash equivalents and other investments. Other trusts, which fund the Company’s international pension plans, accounted for 5% of total plan assets at December 31, 2014 and are invested approximately 74% in fixed income instruments, 20% in equity instruments, and the remainder in cash, cash equivalents and other investments. Long duration fixed income investments primarily consist of a diversified portfolio of investment grade fixed income instruments with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth the Company’s pension plan assets measured at fair value on a recurring basis at December 31, 2014 and 2013. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

At December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$5	$43	$—	$48
Fixed income securities:
U.S. treasury securities	139	—	—	139
Government-related securities	49	301	—	350
Corporate bonds (b)	—	2,560	—	2,560
Mortgage-backed and asset-backed securities	—	116	3	119
Equity securities: (c)
U.S. large capitalization	258	349	—	607
U.S. small capitalization	74	2	—	76
International equity (d)	—	242	—	242
Limited partnerships	—	—	56	56
Other	—	27	—	27
Total Assets	$525	$3,640	$59	$4,224

At December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$8	$55	$—	$63
Fixed income securities:
U.S. treasury securities	133	—	—	133
Government-related securities	44	234	—	278
Corporate bonds (b)	—	2,373	—	2,373
Mortgage-backed and asset-backed securities	—	128	4	132
Equity securities: (c)
U.S. large capitalization	345	355	—	700
U.S. small capitalization	98	3	—	101
International equity (d)	—	291	—	291
Limited partnerships	—	—	55	55
Other	—	58	—	58
Total Assets	$628	$3,497	$59	$4,184
(a) Assets categorized as Level 2 reflect investments in money market funds.
(b)  Securities of diverse industries, substantially all investment grade.
(c)  Assets categorized as Level 2 reflect investments in common collective funds.
(d) Includes investments in emerging market funds of $50 million and $59 million at December 31, 2014 and 2013, respectively.

Money market investments are carried at amortized cost which approximates fair value due to the short-term maturity of these investments. Investments in equity securities are reported at fair value based on quoted market prices on national security exchanges. The fair value of investments in common collective funds are determined using the Net Asset Value (“NAV”) provided by the administrator of the fund. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by the number of outstanding units. The fair value of U.S. treasury securities is determined based on quoted market prices in active markets. The fair value of government related securities and corporate bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which incorporate certain other observable inputs including recent trading activity for comparable securities and broker quoted prices. The fair value of mortgage-backed and asset-backed securities is based upon valuation models which incorporate available dealer

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

quotes and market information. Limited partnerships are valued using statements issued by the partnership which determine the value based on the fair value of the underlying investments.

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 at December 31, 2014.

	Limited Partnerships	Mortgage-backed Securities	Total
At January 1, 2013	$52	$4	$56
Actual return related to investments held at end of year	4	—	4
Distributions	(1)	—	(1)
At December 31, 2013	55	4	59
Actual return related to investments held at end of year	1	—	1
Distributions	—	(1)	(1)
At December 31, 2014	$56	$3	$59
The Company’s other postretirement benefits plan assets of $5 million at both December 31, 2014 and 2013 were invested in U.S. fixed income index funds, which are categorized as Level 1 assets.

Future Benefit Payments
Estimated future benefit payments are as follows:

	2015	2016	2017	2018	2019	2020-2024
Pension	$398	$388	$381	$372	$364	$1,691
Postretirement	$67	$65	$62	$59	$57	$236
Retiree Medicare drug subsidy	$9	$9	$8	$8	$8	$36
In 2015 the Company expects to make contributions of approximately $50 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2015, the Company expects to contribute approximately $58 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

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

The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents information concerning the Company’s participation in multiemployer defined benefit pension plans.

							Expiration
	Employer Identification	Pension Protection Act					Date of Collective-
	Number/Pension	Zone Status (a)		Company Contributions			Bargaining
Pension Plan	Plan Number	2014	2013	2014	2013	2012	Agreement
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$7	$7	$7	(c)
Directors Guild of America - Producer	95-2892780-001	Green	Green	5	5	4	6/30/2017
Producer-Writers Guild of America	95-2216351-001	Green	Green	10	8	8	5/1/2017
Screen Actors Guild - Producers	95-2110997-001	Green	Green	7	7	6	6/30/2017
Motion Picture Industry	95-1810805-001	Green	Green	8	7	7	(d)
Other Plans				10	8	6
	Total contributions			$47	$42	$38
(a) The Zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2014 and 2013. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in AFTRA Retirement Plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2013.
(c) The expiration dates range from June 30, 2017 through November 15, 2017.
(d) The expiration dates range from March 2, 2015 through March 2, 2016.

As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

The Company also contributes to multiemployer plans that provide postretirement healthcare, defined contribution and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $20 million, $17 million and $18 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company recognizes the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans
The Company sponsors defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $49 million, $53 million and $49 million for the years ended December 31, 2014, 2013 and 2012, respectively.
15) COMMITMENTS AND CONTINGENCIES
The Company’s commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements and purchase obligations for goods and services resulting from the Company’s normal course of business.

Programming and talent commitments of the Company, estimated to aggregate $13.72 billion as of December 31, 2014, primarily include $10.23 billion for sports programming rights, $2.70 billion relating to the production and licensing of television, radio, and film programming, and $797 million for talent contracts.  The Company also has committed purchase obligations which include agreements to purchase goods and services in the future that totaled $836 million as of December 31, 2014.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Other long-term contractual obligations recorded on the Company’s Consolidated Balance Sheet include program liabilities, participations due to producers and residuals.

At December 31, 2014, commitments for programming and talent and purchase obligations not recorded on the balance sheet and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Programming and Talent	Purchase Obligations	Other Long-Term Contractual Obligations
2015	$2,429	$183	$—
2016	2,094	159	726
2017	1,743	129	318
2018	1,563	109	127
2019	1,577	98	82
2020 and thereafter	4,317	158	69
Total	$13,723	$836	$1,322
The Company has long-term operating lease commitments for office space, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders.

At December 31, 2014, future minimum rental payments under noncancellable operating leases with terms in excess of one year and payments under capital leases are as follows:

	Leases
	Capital	Operating
2015	$20	$177
2016	19	147
2017	15	134
2018	15	116
2019	14	100
2020 and thereafter	30	440
Total minimum payments	$113	$1,114
Less amounts representing interest	16
Present value of minimum payments	$97
Future minimum operating lease payments have been reduced by future minimum sublease income of $64 million. Rent expense was $206 million in 2014, $211 million in 2013 and $204 million in 2012. Included in net earnings from discontinued operations was rent expense of $158 million in 2014, $292 million in 2013 and $283 million in 2012.
Guarantees
On September 30, 2013 the Company completed the sale of Outdoor Europe to an affiliate of Platinum Equity.  The Company continues to remain as guarantor of certain of Outdoor Europe’s obligations, including franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer.  These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016.  At December 31, 2014, the total franchise payment obligations under these agreements are estimated to be approximately $187 million, which will decrease on a monthly basis thereafter.  The carrying value of the guarantee liability of approximately $28 million and $40 million at December 31, 2014 and 2013, respectively, is included in “Liabilities of discontinued operations” on the Consolidated Balance Sheets.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2014, the outstanding letters of credit and surety bonds approximated $242 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters

General. On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, ‘‘litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

Claims Related to Former Businesses: Asbestos. The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company’s products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2014, the Company had pending approximately 41,100 asbestos claims, as compared with approximately 45,150 as of December 31, 2013 and 45,900 as of December 31, 2012. During 2014, the Company received approximately 3,880 new claims and closed or moved to an inactive docket approximately 7,930 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2014 and 2013 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $11 million and $29 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
16) REPORTABLE SEGMENTS
The following tables set forth the Company’s financial performance by reportable segment.  The Company’s operating segments, which are the same as its reportable segments, have been determined in accordance with the Company’s internal management structure, which is organized based upon products and services.

Year Ended December 31,	2014	2013	2012
Revenues:
Entertainment	$8,309	$8,645	$7,694
Cable Networks	2,176	2,069	1,772
Publishing	778	809	790
Local Broadcasting	2,756	2,696	2,774
Corporate/Eliminations	(213)	(214)	(210)
Total Revenues	$13,806	$14,005	$12,820
Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2014	2013	2012
Intercompany Revenues:
Entertainment	$206	$208	$203
Cable Networks	1	—	—
Local Broadcasting	18	17	19
Total Intercompany Revenues	$225	$225	$222

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) before depreciation and amortization (“OIBDA”), restructuring charges and impairment charges (“Segment OIBDA”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. Beginning in the first quarter of 2015, the Company will present Operating Income excluding restructuring charges and impairment charges as its segment profit measure, in order to align with the primary method the Company's management began using in 2015 to evaluate segment performance and to make decisions regarding the allocation of resources to its segments. The Company believes the presentation of its segment profit measure is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

Year Ended December 31,	2014	2013	2012
Segment OIBDA:
Entertainment	$1,455	$1,758	$1,549
Cable Networks	997	898	811
Publishing	107	113	89
Local Broadcasting	965	898	957
Corporate	(269)	(332)	(292)
Total Segment OIBDA	3,255	3,335	3,114
Restructuring charges	(26)	(20)	(19)
Impairment charges	(52)	—	(11)
Depreciation and amortization	(281)	(290)	(306)
Operating income	2,896	3,025	2,778
Interest expense	(363)	(375)	(401)
Interest income	13	8	5
Net loss on early extinguishment of debt	(352)	—	(32)
Other items, net	(30)	7	7
Earnings from continuing operations before income taxes and equity in loss of investee companies	2,164	2,665	2,357
Provision for income taxes	(762)	(878)	(812)
Equity in loss of investee companies, net of tax	(48)	(49)	(37)
Net earnings from continuing operations	1,354	1,738	1,508
Net earnings from discontinued operations, net of tax	1,605	141	66
Net earnings	$2,959	$1,879	$1,574

Year Ended December 31,	2014	2013	2012
Operating Income (Loss):
Entertainment	$1,308	$1,593	$1,381
Cable Networks	974	877	785
Publishing	100	106	80
Local Broadcasting	812	807	848
Corporate	(298)	(358)	(316)
Total Operating Income	$2,896	$3,025	$2,778

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2014	2013	2012
Depreciation and Amortization
Entertainment	$139	$153	$161
Cable Networks	23	20	26
Publishing	6	6	6
Local Broadcasting	87	86	90
Corporate	26	25	23
Total Depreciation and Amortization	$281	$290	$306

Year Ended December 31,	2014	2013	2012
Stock-based Compensation
Entertainment	$56	$56	$49
Cable Networks	9	8	6
Publishing	4	4	3
Local Broadcasting	28	27	24
Corporate	57	127	65
Total Stock-based Compensation	$154	$222	$147

Year Ended December 31,	2014	2013	2012
Capital Expenditures
Entertainment	$94	$101	$92
Cable Networks	16	16	18
Publishing	4	4	5
Local Broadcasting	65	64	64
Corporate	27	27	21
Total Capital Expenditures	$206	$212	$200

At December 31,	2014	2013
Assets:
Entertainment	$10,469	$9,657
Cable Networks	2,113	1,968
Publishing	990	1,026
Local Broadcasting	9,585	9,600
Corporate	876	661
Discontinued operations	39	3,475
Total Assets	$24,072	$26,387

Year Ended December 31,	2014	2013	2012
Revenues by Type
Advertising	$7,204	$7,525	$7,191
Content licensing and distribution	3,990	3,997	3,468
Affiliate and subscription fees	2,362	2,221	1,921
Other	250	262	240
Total Revenues	$13,806	$14,005	$12,820

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2014	2013	2012
Revenues: (a)
United States	$12,013	$12,178	$11,275
International	1,793	1,827	1,545
Total Revenues	$13,806	$14,005	$12,820
(a) Revenue classifications are based on customers’ locations.

At December 31,	2014	2013
Long-lived Assets: (a)
United States	$17,881	$20,169
International	328	533
Total Long-lived Assets	$18,209	$20,702
(a) Reflects total assets from both continuing and discontinued operations less current assets, investments and noncurrent deferred tax assets.

Transactions within the Company between the United States and international regions were not significant.

17) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2014	2013	2012
Cash paid for interest (a)	$707	$360	$440

Cash paid for income taxes:
Continuing operations	$217	$294	$331
Discontinued operations	42	92	75
Total	$259	$386	$406
(a) Includes payments associated with the early extinguishment of debt of $360 million in 2014 and $60 million in 2012, mainly for early redemption premiums.

Year Ended December 31,	2014	2013	2012
Noncash investing and financing activities:
Shares received in Split-Off (see Note 4)	$2,721	$—	$—
Equipment acquired under capitalized leases	$1	$58	$13
Radio station swap (See Note 3)	$262	$—	$—
Contingent consideration associated with acquisitions	$—	$—	$4

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

18) QUARTERLY FINANCIAL DATA (unaudited):

	First	Second	Third	Fourth
2014 (a)	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues:
Entertainment	$2,303	$1,835	$1,911	$2,260	$8,309
Cable Networks	537	516	624	499	2,176
Publishing	153	211	199	215	778
Local Broadcasting	626	665	680	785	2,756
Corporate/Eliminations	(49)	(39)	(47)	(78)	(213)
Total Revenues	$3,570	$3,188	$3,367	$3,681	$13,806
Segment OIBDA:
Entertainment	$457	$376	$335	$287	$1,455
Cable Networks	259	219	272	247	997
Publishing	13	24	43	27	107
Local Broadcasting	200	238	214	313	965
Corporate	(67)	(56)	(50)	(96)	(269)
Total Segment OIBDA	862	801	814	778	3,255
Restructuring charges	—	—	(26)	—	(26)
Impairment charge	—	—	(52)	—	(52)
Depreciation and amortization	(71)	(71)	(68)	(71)	(281)
Total Operating Income	$791	$730	$668	$707	$2,896
Operating Income (Loss):
Entertainment	$420	$341	$294	$253	$1,308
Cable Networks	254	213	266	241	974
Publishing	11	23	41	25	100
Local Broadcasting	179	215	126	292	812
Corporate	(73)	(62)	(59)	(104)	(298)
Total Operating Income	$791	$730	$668	$707	$2,896
Net earnings from continuing operations	$462	$418	$72	$402	$1,354
Net earnings	$468	$439	$1,639	$413	$2,959

Basic net earnings per common share:
Net earnings from continuing operations	$.79	$.73	$.14	$.78	$2.46
Net earnings	$.80	$.77	$3.08	$.80	$5.38
Diluted net earnings per common share:
Net earnings from continuing operations	$.77	$.72	$.13	$.77	$2.41
Net earnings	$.78	$.76	$3.03	$.79	$5.27

Weighted average number of common shares
outstanding:
Basic	585	570	532	515	550
Diluted	600	581	541	523	561

Dividends per common share	$.12	$.12	$.15	$.15	$.54
(a)  On July 16, 2014, the Company completed the Split-Off of Outdoor Americas and as a result, Outdoor Americas has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	First	Second	Third	Fourth
2013 (a) (b)	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues:
Entertainment	$2,539	$2,008	$1,884	$2,214	$8,645
Cable Networks	478	518	596	477	2,069
Publishing	171	189	224	225	809
Local Broadcasting	638	698	641	719	2,696
Corporate/Eliminations	(63)	(44)	(43)	(64)	(214)
Total Revenues	$3,763	$3,369	$3,302	$3,571	$14,005
Segment OIBDA:
Entertainment	$480	$429	$431	$418	$1,758
Cable Networks	231	207	261	199	898
Publishing	12	21	43	37	113
Local Broadcasting	199	255	181	263	898
Corporate	(77)	(64)	(82)	(109)	(332)
Total Segment OIBDA	845	848	834	808	3,335
Restructuring charges	—	—	—	(20)	(20)
Depreciation and amortization	(74)	(73)	(70)	(73)	(290)
Total Operating Income	$771	$775	$764	$715	$3,025
Operating Income (Loss):
Entertainment	$440	$391	$394	$368	$1,593
Cable Networks	227	202	255	193	877
Publishing	10	20	41	35	106
Local Broadcasting	176	234	161	236	807
Corporate	(82)	(72)	(87)	(117)	(358)
Total Operating Income	$771	$775	$764	$715	$3,025
Net earnings from continuing operations	$450	$435	$431	$422	$1,738
Net earnings	$443	$472	$494	$470	$1,879

Basic net earnings per common share:
Net earnings from continuing operations	$.72	$.71	$.71	$.70	$2.86
Net earnings	$.71	$.78	$.82	$.78	$3.09
Diluted net earnings per common share:
Net earnings from continuing operations	$.71	$.70	$.70	$.69	$2.79
Net earnings	$.69	$.76	$.80	$.76	$3.01

Weighted average number of common shares
outstanding:
Basic	621	609	603	599	608
Diluted	638	624	618	615	624

Dividends per common share	$.12	$.12	$.12	$.12	$.48
(a)  On July 16, 2014, the Company completed the Split-Off of Outdoor Americas and as a result, Outdoor Americas has been presented as a discontinued operation in the consolidated financial statements for all periods presented.
(b) During 2013, the Company completed the sale of Outdoor Europe which has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

19) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
CBS Operations Inc. is a wholly owned subsidiary of the Company.  CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.’s senior debt securities (See Note 9).  The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations
	For the Year Ended December 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$159	$11	$13,636	$—	$13,806
Expenses:
Operating	68	6	8,015	—	8,089
Selling, general and administrative	61	255	2,146	—	2,462
Restructuring charges	—	3	23	—	26
Impairment charge	—	—	52	—	52
Depreciation and amortization	6	16	259	—	281
Total expenses	135	280	10,495	—	10,910
Operating income (loss)	24	(269)	3,141	—	2,896
Interest (expense) income, net	(443)	(383)	476	—	(350)
Loss on early extinguishment of debt	(351)	—	(1)	—	(352)
Other items, net	(1)	4	(33)	—	(30)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(771)	(648)	3,583	—	2,164
Benefit (provision) for income taxes	280	229	(1,271)	—	(762)
Equity in earnings (loss) of investee companies, net of tax	3,444	1,270	(48)	(4,714)	(48)
Net earnings from continuing operations	2,953	851	2,264	(4,714)	1,354
Net earnings (loss) from discontinued operations, net of tax	6	(1)	1,600	—	1,605
Net earnings	$2,959	$850	$3,864	$(4,714)	$2,959
Total comprehensive income	$2,769	$857	$3,819	$(4,676)	$2,769

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Year Ended December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$145	$11	$13,849	$—	$14,005
Expenses:
Operating	69	8	8,047	—	8,124
Selling, general and administrative	65	323	2,158	—	2,546
Restructuring charges	—	1	19	—	20
Depreciation and amortization	6	14	270	—	290
Total expenses	140	346	10,494	—	10,980
Operating income (loss)	5	(335)	3,355	—	3,025
Interest (expense) income, net	(457)	(369)	459	—	(367)
Other items, net	—	4	3	—	7
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(452)	(700)	3,817	—	2,665
Benefit (provision) for income taxes	152	235	(1,265)	—	(878)
Equity in earnings (loss) of investee companies, net of tax	2,170	1,288	(49)	(3,458)	(49)
Net earnings from continuing operations	1,870	823	2,503	(3,458)	1,738
Net earnings (loss) from discontinued operations, net of tax	9	(5)	137	—	141
Net earnings	$1,879	$818	$2,640	$(3,458)	$1,879
Total comprehensive income	$1,903	$815	$2,463	$(3,278)	$1,903

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Year Ended December 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$157	$15	$12,648	$—	$12,820
Expenses:
Operating	74	8	7,182	—	7,264
Selling, general and administrative	87	251	2,104	—	2,442
Restructuring charges	—	2	17	—	19
Impairment charge	—	—	11	—	11
Depreciation and amortization	6	14	286	—	306
Total expenses	167	275	9,600	—	10,042
Operating income (loss)	(10)	(260)	3,048	—	2,778
Interest (expense) income, net	(480)	(351)	435	—	(396)
Net loss on early extinguishment of debt	(32)	—	—	—	(32)
Other items, net	1	(5)	11	—	7
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(521)	(616)	3,494	—	2,357
Benefit (provision) for income taxes	183	215	(1,210)	—	(812)
Equity in earnings (loss) of investee companies, net of tax	1,886	1,145	(37)	(3,031)	(37)
Net earnings from continuing operations	1,548	744	2,247	(3,031)	1,508
Net earnings (loss) from discontinued operations, net of tax	26	(3)	43	—	66
Net earnings	$1,574	$741	$2,290	$(3,031)	$1,574
Total comprehensive income	$1,444	$734	$2,298	$(3,032)	$1,444

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$63	$1	$364	$—	$428
Receivables, net	29	2	3,428	—	3,459
Programming and other inventory	4	3	915	—	922
Prepaid expenses and other current assets	306	27	477	(30)	780
Total current assets	402	33	5,184	(30)	5,589
Property and equipment	41	162	2,961	—	3,164
Less accumulated depreciation and amortization	15	98	1,618	—	1,731
Net property and equipment	26	64	1,343	—	1,433
Programming and other inventory	7	8	1,802	—	1,817
Goodwill	98	62	6,538	—	6,698
Intangible assets	—	—	6,008	—	6,008
Investments in consolidated subsidiaries	41,144	11,685	—	(52,829)	—
Other assets	219	17	2,252	—	2,488
Intercompany	—	2,726	21,772	(24,498)	—
Assets of discontinued operations	—	—	39	—	39
Total Assets	$41,896	$14,595	$44,938	$(77,357)	$24,072
Liabilities and Stockholders' Equity
Accounts payable	$3	$24	$275	$—	$302
Participants' share and royalties payable	—	—	999	—	999
Program rights	5	3	396	—	404
Commercial paper	616	—	—	—	616
Current portion of long-term debt	4	—	16	—	20
Accrued expenses and other current liabilities	388	270	1,038	(30)	1,666
Current liabilities of discontinued operations	—	—	26	—	26
Total current liabilities	1,016	297	2,750	(30)	4,033
Long-term debt	6,383	—	127	—	6,510
Other liabilities	3,029	249	3,163	—	6,441
Liabilities of discontinued operations	—	—	118	—	118
Intercompany	24,498	—	—	(24,498)	—
Stockholders' Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	44,041	—	60,894	(60,894)	44,041
Retained earnings (deficit)	(21,931)	14,260	(18,111)	3,851	(21,931)
Accumulated other comprehensive income (loss)	(735)	(3)	81	(78)	(735)
	21,376	14,380	43,580	(57,960)	21,376
Less treasury stock, at cost	14,406	331	4,800	(5,131)	14,406
Total Stockholders' Equity	6,970	14,049	38,780	(52,829)	6,970
Total Liabilities and Stockholders' Equity	$41,896	$14,595	$44,938	$(77,357)	$24,072

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(1,107)	$(194)	$2,576	$—	$1,275
Investing Activities:
Acquisitions, net of cash acquired	—	—	(27)	—	(27)
Capital expenditures	—	(27)	(179)	—	(206)
Investments in and advances to investee companies	—	—	(98)	—	(98)
Proceeds from sale of investments	—	—	12	—	12
Proceeds from dispositions	—	—	7	—	7
Other investing activities	(4)	—	—	—	(4)
Net cash flow used for investing activities from continuing operations	(4)	(27)	(285)	—	(316)
Net cash flow used for investing activities from discontinued operations	(29)	—	(256)	—	(285)
Net cash flow used for investing activities	(33)	(27)	(541)	—	(601)
Financing Activities:
Proceeds from short-term debt borrowings, net	141	—	—	—	141
Proceeds from issuance of notes	1,728	—	—	—	1,728
Repayment of notes and debentures	(1,146)	—	(6)	—	(1,152)
Payment of capital lease obligations	—	—	(17)	—	(17)
Dividends	(292)	—	—	—	(292)
Purchase of Company common stock	(3,595)	—	—	—	(3,595)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(146)	—	—	—	(146)
Proceeds from exercise of stock options	283	—	—	—	283
Excess tax benefit from stock-based compensation	243	—	—	—	243
Other financing activities	(3)	—	—	—	(3)
Increase (decrease) in intercompany payables	3,921	221	(4,142)	—	—
Net cash flow provided by (used for) financing activities from continuing operations	1,134	221	(4,165)	—	(2,810)
Net cash flow (used for) provided by financing activities from discontinued operations	(11)	—	2,178	—	2,167
Net cash flow provided by (used for) financing activities	1,123	221	(1,987)	—	(643)
Net (decrease) increase in cash and cash equivalents	(17)	—	48	—	31
Cash and cash equivalents at beginning of period (includes $29 of discontinued operations cash)	80	1	316	—	397
Cash and cash equivalents at end of period	$63	$1	$364	$—	$428

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(934)	$(187)	$2,994	$—	$1,873
Investing Activities:
Acquisitions, net of cash acquired	—	—	(20)	—	(20)
Capital expenditures	—	(27)	(185)	—	(212)
Investments in and advances to investee companies	—	—	(176)	—	(176)
Proceeds from sale of investments	23	1	6	—	30
Proceeds from dispositions	—	—	164	—	164
Net cash flow provided by (used for) investing activities from continuing operations	23	(26)	(211)	—	(214)
Net cash flow used for investing activities from discontinued operations	—	—	(58)	—	(58)
Net cash flow provided by (used for) investing activities	23	(26)	(269)	—	(272)
Financing Activities:
Proceeds from short-term debt borrowings, net	475	—	—	—	475
Payment of capital lease obligations	—	—	(17)	—	(17)
Payment of contingent consideration	—	—	(30)	—	(30)
Dividends	(300)	—	—	—	(300)
Purchase of Company common stock	(2,185)	—	—	—	(2,185)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(145)	—	—	—	(145)
Proceeds from exercise of stock options	146	—	—	—	146
Excess tax benefit from stock-based compensation	148	—	—	—	148
Other financing activities	(4)	—	—	—	(4)
Increase (decrease) in intercompany payables	2,602	213	(2,815)	—	—
Net cash flow provided by (used for) financing activities	737	213	(2,862)	—	(1,912)
Net decrease in cash and cash equivalents	(174)	—	(137)	—	(311)
Cash and cash equivalents at beginning of period (includes $21 of discontinued operations cash)	254	1	453	—	708
Cash and cash equivalents at end of period (includes $29 of discontinued operations cash)	$80	$1	$316	$—	$397

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2012
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(827)	$(179)	$2,821	$—	$1,815
Investing Activities:
Acquisitions, net of cash acquired	—	—	(146)	—	(146)
Capital expenditures	—	(21)	(179)	—	(200)
Investments in and advances to investee companies	—	—	(91)	—	(91)
Proceeds from sale of investments	9	2	2	—	13
Proceeds from dispositions	—	—	49	—	49
Net cash flow provided by (used for) investing activities from continuing operations	9	(19)	(365)	—	(375)
Net cash flow used for investing activities from discontinued operations	—	—	(76)	—	(76)
Net cash flow provided by (used for) investing activities	9	(19)	(441)	—	(451)
Financing Activities:
Proceeds from issuance of notes	1,566	—	—	—	1,566
Repayment of notes and debentures	(1,583)	—	—	—	(1,583)
Payment of capital lease obligations	—	—	(19)	—	(19)
Payment of contingent consideration	—	—	(33)	—	(33)
Dividends	(276)	—	—	—	(276)
Purchase of Company common stock	(1,137)	—	—	—	(1,137)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(105)	—	—	—	(105)
Proceeds from exercise of stock options	168	—	—	—	168
Excess tax benefit from stock-based compensation	103	—	—	—	103
Increase (decrease) in intercompany payables	2,202	198	(2,400)	—	—
Net cash flow provided by (used for) financing activities	938	198	(2,452)	—	(1,316)
Net increase (decrease) in cash and cash equivalents	120	—	(72)	—	48
Cash and cash equivalents at beginning of period (includes $38 of discontinued operations cash)	134	1	525	—	660
Cash and cash equivalents at end of period (includes $21 of discontinued operations cash)	$254	$1	$453	$—	$708

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
Management's report on internal control over financial reporting and the report of the Company's independent registered public accounting firm thereon are set forth in Item 8, on pages II- 34 and II - 35, of this report.
Item 9B. Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2015 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.
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

III-1

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)
1. Financial Statements.
The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page II-33.
2. Financial Statement Schedules.
The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-33.
3. Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page E-.1

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
Date: February 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Leslie Moonves	President Chief Executive Officer Director (Principal Executive Officer)	February 13, 2015
Leslie Moonves

/s/ Joseph R. Ianniello	Chief Operating Officer (Principal Financial Officer)	February 13, 2015
Joseph R. Ianniello

/s/ Lawrence Liding	Executive Vice President Controller Chief Accounting Officer (Principal Accounting Officer)	February 13, 2015
Lawrence Liding

*	Director	February 13, 2015
David R. Andelman

*	Director	February 13, 2015
Joseph A. Califano, Jr.

*	Director	February 13, 2015
William S. Cohen

*	Director	February 13, 2015
Gary L. Countryman

	Signature	Title	Date

	*	Director	February 13, 2015
Charles K. Gifford

	*	Director	February 13, 2015
Leonard Goldberg

	*	Director	February 13, 2015
Bruce S. Gordon

	*	Director	February 13, 2015
Linda M. Griego

	*	Director	February 13, 2015
Arnold Kopelson

	*	Director	February 13, 2015
Doug Morris

	*	Director	February 13, 2015
Shari Redstone

	*	Director	February 13, 2015
Sumner M. Redstone

	*	Director	February 13, 2015
Frederic V. Salerno

*By:	/s/ Lawrence P. Tu		February 13, 2015
Lawrence P. Tu Attorney-in-Fact for Directors

INDEX TO EXHIBITS
ITEM 15(b)
Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553).

(b)
Amended and Restated Bylaws of CBS Corporation effective December 11, 2014 (incorporated by reference to Exhibit 3(b) to the Current Report on Form 8‑K filed by CBS Corporation on December 17, 2014) (File No. 001‑09553).

(4)		Instruments defining the rights of security holders, including indentures
(a)
Amended and Restated Senior Indenture dated as of November 3, 2008 (“2008 Indenture”) between CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑3 filed by CBS Corporation on November 3, 2008 (Registration No. 333‑154962) (File No. 001‑09553).

(b)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 between CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8‑K filed by CBS Corporation on April 5, 2010 (File No. 001‑09553).

The other instruments defining the rights of holders of the long‑term debt securities of CBS Corporation and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S‑K. CBS Corporation hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

(10)		Material Contracts
(a)
CBS Corporation 2004 Long‑Term Management Incentive Plan (as amended and restated through May 25, 2006) (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended June 30, 2006) (File No. 001‑09553).*

(b)
CBS Corporation 2009 Long‑Term Incentive Plan (as amended and restated May 23, 2013) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended June 30, 2013) (File No. 001‑09553).*

	(c)	Forms of Certificate and Terms and Conditions for equity awards for:
(i)
Stock Options (granted prior to 2010) (incorporated by reference to Exhibit 10(c)(i) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*

(ii)
Stock Options (granted in 2010 and thereafter) (incorporated by reference to Exhibit 10(c)(ii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*

_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
(iii)
Performance‑Based Restricted Share Units with Time Vesting and Performance Vesting (granted in 2010 and thereafter) (incorporated by reference to Exhibit 10(c)(v) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*

(iv)
Restricted Share Units with Time Vesting (granted in 2010 and thereafter) (incorporated by reference to Exhibit 10(c)(vii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*

(d)
CBS Corporation Senior Executive Short‑Term Incentive Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by the First Amendment to the CBS Corporation Senior Executive Short‑Term Incentive Plan effective January 1, 2009) (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553).*

(e)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001‑09553) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001‑09553).*

(f)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010 (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of February 1, 2015) (filed herewith), (as Part B was amended by Amendment No. 4 as of February 1, 2015) (filed herewith), (as Part A was amended by Amendment No. 3 as of January 1, 2015) (filed herewith), (as Part B was amended by Amendment No. 5 as of January 1, 2015) (filed herewith).*

_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
(g)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10‑ K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of January 1, 2015) (filed herewith), (as Part B was amended by Amendment No. 4 as of January 1, 2015) (filed herewith).*

(h)
Summary of CBS Corporation Compensation for Outside Directors (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553).*

	(i)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
(j)
Former Viacom Deferred Compensation Plan for Non‑Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10‑K of Former Viacom for the fiscal year ended December 31, 2003) (File No. 001‑09553).*

	(k)	CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of January 29, 2015) (filed herewith).*
(l)
CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through January 29, 2014) (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553).*

	(m)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through January 29, 2015) (filed herewith).*
(n)
Employment Agreement dated December 29, 2005 between CBS Corporation and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Former Viacom filed December 30, 2005) (File No. 001‑09553), as amended by a Letter Agreement dated March 13, 2007 (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed March 16, 2007) (File No. 001‑09553), as amended by a 409A Letter Agreement dated December 10, 2008 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553).*

_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(o)	Employment Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves (filed herewith).*
(p)
Letter Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves amending and restating the Letter Agreement dated May 2, 2012 between CBS Corporation and Leslie Moonves (filed herewith).*
Certain portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(q)
Employment Agreement dated as of June 4, 2013 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended June 30, 2013) (File No. 001‑09553).*

(r)
Employment Agreement dated as of June 7, 2013 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended June 30, 2013) (File No. 001‑09553), as amended by a Letter Agreement dated February 6, 2015 (filed herewith).*

	(s)	Employment Agreement dated as of November 11, 2013 between CBS Corporation and Lawrence Tu (filed herewith).*
	(t)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
(i)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(t)(i) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001‑09553).*

(ii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(t)(ii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001‑09553).*

(iii)
CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998) (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977).*

_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
(u)
CBS Corporation Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553).*

(v)
Amended and Restated $2.5 Billion Credit Agreement, dated as of December 2, 2014, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank AG Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc and Wells Fargo Bank, N.A., as Co‑Documentation Agents (filed herewith).

(w)
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Former Viacom filed December 21, 2005) (File No. 001‑09553).

(x)
Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of CBS Corporation filed January 5, 2006) (File No. 001‑09553).

(12)		Statement re Computations of Ratios (filed herewith).
(21)		Subsidiaries of CBS Corporation (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a‑14(a)/15d‑14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).
(101)
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

CBS CORPORATION AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C				Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses		Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$60	$—	$9		$—	$19	$50
Year ended December 31, 2013	$62	$—	$14		$—	$16	$60
Year ended December 31, 2012	$77	$—	$14		$—	$29	$62

Valuation allowance on deferred tax assets:
Year ended December 31, 2014	$634	$1	$36		$—	$96	$575
Year ended December 31, 2013	$240	$—	$450	(a)	$—	$56	$634
Year ended December 31, 2012	$227	$—	$37		$—	$24	$240

Reserves for inventory obsolescence:
Year ended December 31, 2014	$35	$—	$8		$—	$13	$30
Year ended December 31, 2013	$32	$—	$15		$—	$12	$35
Year ended December 31, 2012	$27	$—	$13		$—	$8	$32
(a) Primarily relates to the valuation allowances for a capital loss deferred tax asset in a foreign jurisdiction that arose from the restructuring of foreign operations and net operating loss deferred tax assets in foreign jurisdictions.

F-1