Form 10-Q
period 2015-03-31
CBS CORP
filed 2015-05-07
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding at May 4, 2015:
Class A Common Stock, par value $.001 per share—37,826,904
Class B Common Stock, par value $.001 per share—454,315,931

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$3,500	$3,570
Expenses:
Operating	2,142	2,121
Selling, general and administrative	588	587
Depreciation and amortization	68	71
Total expenses	2,798	2,779
Operating income	702	791
Interest expense	(93)	(93)
Interest income	5	3
Other items, net	(4)	5
Earnings from continuing operations before income taxes and equity in loss of investee companies	610	706
Provision for income taxes	(203)	(234)
Equity in loss of investee companies, net of tax	(13)	(10)
Net earnings from continuing operations	394	462
Net earnings from discontinued operations, net of tax (Note 3)	—	6
Net earnings	$394	$468

Basic net earnings per common share:
Net earnings from continuing operations	$.79	$.79
Net earnings from discontinued operations	$—	$.01
Net earnings	$.79	$.80

Diluted net earnings per common share:
Net earnings from continuing operations	$.78	$.77
Net earnings from discontinued operations	$—	$.01
Net earnings	$.78	$.78

Weighted average number of common shares outstanding:
Basic	498	585
Diluted	506	600

Dividends per common share	$.15	$.12
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended,
	March 31,
	2015	2014
Net earnings	$394	$468
Other comprehensive income from continuing operations, net of tax:
Cumulative translation adjustments	(4)	(6)
Amortization of net actuarial loss	9	7
Changes in fair value of cash flow hedges	1	—
Other comprehensive income from continuing operations, net of tax	6	1
Other comprehensive income from discontinued operations, net of tax	—	1
Total other comprehensive income, net of tax	6	2
Total comprehensive income	$400	$470
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$331	$428
Receivables, less allowances of $54 (2015) and $50 (2014)	3,295	3,459
Programming and other inventory (Note 4)	764	922
Deferred income tax assets, net	111	104
Prepaid income taxes	79	161
Prepaid expenses	136	129
Other current assets	504	386
Total current assets	5,220	5,589
Property and equipment	3,166	3,164
Less accumulated depreciation and amortization	1,772	1,731
Net property and equipment	1,394	1,433
Programming and other inventory (Note 4)	1,854	1,817
Goodwill	6,664	6,698
Intangible assets	6,002	6,008
Other assets	2,622	2,488
Assets of discontinued operations	30	39
Total Assets	$23,786	$24,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$175	$302
Accrued compensation	186	333
Participants’ share and royalties payable	929	999
Program rights	449	404
Deferred revenues	161	206
Commercial paper (Note 6)	—	616
Current portion of long-term debt (Note 6)	21	20
Accrued expenses and other current liabilities	1,127	1,127
Current liabilities of discontinued operations	44	26
Total current liabilities	3,092	4,033
Long-term debt (Note 6)	7,693	6,510
Pension and postretirement benefit obligations	1,537	1,564
Deferred income tax liabilities, net	1,601	1,530
Other liabilities	3,372	3,347
Liabilities of discontinued operations (Note 3)	94	118

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Class A Common stock, par value $.001 per share; 375 shares authorized; 38 (2015 and 2014) shares issued	—	—
Class B Common stock, par value $.001 per share; 5,000 shares authorized; 823 (2015) and 818 (2014) shares issued	1	1
Additional paid-in capital	44,068	44,041
Accumulated deficit	(21,537)	(21,931)
Accumulated other comprehensive loss (Note 8)	(729)	(735)
	21,803	21,376
Less treasury stock, at cost; 366 (2015) and 349 (2014) Class B shares	15,406	14,406
Total Stockholders’ Equity	6,397	6,970
Total Liabilities and Stockholders’ Equity	$23,786	$24,072
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net earnings	$394	$468
Less: Net earnings from discontinued operations	—	6
Net earnings from continuing operations	394	462
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	68	71
Stock-based compensation	46	40
Equity in loss of investee companies, net of tax and distributions	13	12
Change in assets and liabilities, net of investing and financing activities	(104)	(37)
Net cash flow provided by operating activities from continuing operations	417	548
Net cash flow used for operating activities from discontinued operations	—	(47)
Net cash flow provided by operating activities	417	501
Investing Activities:
Capital expenditures	(17)	(28)
Investments in and advances to investee companies	(39)	(39)
Proceeds from dispositions	59	6
Other investing activities	2	5
Net cash flow provided by (used for) investing activities from continuing operations	5	(56)
Net cash flow used for investing activities from discontinued operations	(3)	(9)
Net cash flow provided by (used for) investing activities	2	(65)
Financing Activities:
Repayments of short-term debt borrowings, net	(616)	(35)
Proceeds from issuance of notes, net	1,178	—
Payment of capital lease obligations	(4)	(4)
Dividends	(80)	(75)
Purchase of Company common stock	(1,049)	(2,032)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(82)	(125)
Proceeds from exercise of stock options	80	76
Excess tax benefit from stock-based compensation	57	103
Net cash flow used for financing activities from continuing operations	(516)	(2,092)
Net cash flow provided by financing activities from discontinued operations	—	1,570
Net cash flow used for financing activities	(516)	(522)
Net decrease in cash and cash equivalents	(97)	(86)
Cash and cash equivalents at beginning of period (includes $29 (2014) of discontinued operations cash)	428	397
Cash and cash equivalents at end of period (includes $114 (2014) of discontinued operations cash)	$331	$311
Supplemental disclosure of cash flow information
Cash paid for interest from continuing operations	$117	$103
Cash paid for income taxes from continuing operations	$4	$17
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions)

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

Discontinued Operations-On July 16, 2014, the Company completed the disposition of CBS Outdoor Americas Inc. (“Outdoor Americas”), which was previously a subsidiary of the Company and has been renamed OUTFRONT Media Inc. Outdoor Americas has been presented as a discontinued operation in the Company's consolidated financial statements (See Note 3). Prior periods have been recast to conform to this presentation.

Basis of Presentation-The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 5 million stock options and RSUs for the three months ended March 31, 2015 and 2 million stock options for the three months ended March 31, 2014.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Weighted average shares for basic EPS	498	585
Dilutive effect of shares issuable under stock-based compensation plans	8	15
Weighted average shares for diluted EPS	506	600
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the three months ended March 31, 2015 and 2014, the Company recorded dividends of $75 million and $70 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
During the first quarter of 2015, the Company adopted amended Financial Accounting Standards Board (“FASB”) guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under this guidance, only a disposal of a component of an entity or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the company’s operations and financial results should be reported in discontinued operations. The guidance also expands the definition of a discontinued operation to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and disposals of equity method investments that meet the definition of discontinued operations. The adoption of this guidance did not have an effect on the Company's consolidated financial statements.

Recent Pronouncements

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amended guidance. This guidance, which is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, is not expected to have a material impact on the Company’s consolidated financial statements.

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
(Tabular dollars in millions)

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
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
RSUs and PSUs	$38	$34
Stock options and equivalents	8	6
Stock-based compensation expense, before income taxes	46	40
Related tax benefit	(18)	(16)
Stock-based compensation expense, net of tax benefit	$28	$24

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

During the three months ended March 31, 2015, the Company granted 2 million RSUs for CBS Corp. Class B common stock with a weighted average per unit grant-date fair value of $59.07. RSUs granted during the first quarter of 2015 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance goals. Compensation expense is recorded based on the probable outcome of the performance conditions. During the first quarter of 2015, the Company also granted 2 million stock options with a weighted average exercise price of $59.54. Stock options granted during the first quarter of 2015 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at March 31, 2015 was $280 million, which is expected to be recognized over a weighted average period of 2.8 years. Total unrecognized compensation cost related to unvested stock option awards at March 31, 2015 was $74 million, which is expected to be recognized over a weighted average period of 3.0 years.

3) DISCONTINUED OPERATIONS
During 2014, the Company completed the disposition of Outdoor Americas. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements. In connection with the Company's plan to dispose of Outdoor Americas, in January 2014 Outdoor Americas borrowed $1.60 billion. On April 2, 2014, Outdoor Americas completed an IPO through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. Proceeds from the IPO aggregated $615 million, net of underwriting discounts and commissions. The Company received $2.04 billion of the combined IPO and debt proceeds from Outdoor Americas. On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through a tax-free split-off through which the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares, or approximately 81% of Outdoor Americas common stock that it owned (the “Split-Off”).

The following table sets forth details of the net earnings from discontinued operations.

Three Months Ended
March 31, 2014
Revenues from discontinued operations	$288
Earnings from discontinued operations	$14
Income tax provision	(8)
Net earnings from discontinued operations, net of tax	$6
Noncurrent liabilities of discontinued operations of $94 million and $118 million at March 31, 2015 and December 31, 2014, respectively, primarily include tax reserves related to previously disposed businesses and the carrying value of a guarantee liability associated with the Company’s disposition of its outdoor advertising business in Europe (“Outdoor Europe”) of approximately $28 million at both March 31, 2015 and December 31, 2014 (See Note 10).

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

4) PROGRAMMING AND OTHER INVENTORY

	At	At
	March 31, 2015	December 31, 2014
Program rights	$1,304	$1,471
Television programming:
Released (including acquired libraries)	1,082	983
In process and other	113	179
Theatrical programming:
Released	28	23
In process and other	41	36
Publishing, primarily finished goods	50	47
Total programming and other inventory	2,618	2,739
Less current portion	764	922
Total noncurrent programming and other inventory	$1,854	$1,817

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2015, NAI directly or indirectly owned approximately 79.6% of CBS Corp.’s voting Class A Common Stock, and owned approximately 7.9% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $46 million and $35 million for the three months ended March 31, 2015 and 2014, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million and $5 million for the three months ended March 31, 2015 and 2014, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at March 31, 2015 and December 31, 2014.

	At	At
	March 31, 2015	December 31, 2014
Receivables	$107	$107
Other assets (Receivables, noncurrent)	77	76
Total amounts due from Viacom Inc.	$184	$183

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $48 million and $37 million for the three months ended March 31, 2015 and 2014, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.
6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	March 31, 2015	December 31, 2014
Commercial paper	$—	$616
Senior debt (1.95% - 7.875% due 2016 - 2045) (a)	7,619	6,433
Obligations under capital leases	95	97
Total debt	7,714	7,146
Less commercial paper	—	616
Less current portion of long-term debt	21	20
Total long-term debt, net of current portion	$7,693	$6,510
(a) At March 31, 2015 and December 31, 2014, the senior debt balances included (i) a net unamortized discount of $34 million and $21 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $6 million and $14 million, respectively. At March 31, 2015, the senior debt balances also included an increase in the carrying value of the debt relating to outstanding fair value hedges of $7 million. Such amount was minimal at December 31, 2014. The face value of the Company’s senior debt was $7.64 billion and $6.44 billion at March 31, 2015 and December 31, 2014, respectively.

During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045 and used the net proceeds for the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

At March 31, 2015, the Company classified $200 million of debt maturing in January 2016 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Commercial Paper
At March 31, 2015 the Company had a $2.5 billion commercial paper program under which there were no outstanding borrowings. At December 31, 2014 the Company had $616 million of outstanding commercial paper borrowings at a weighted average interest rate of 0.46% and with maturities of less than forty-five days.

Credit Facility
At March 31, 2015, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2015, the Company’s Consolidated Leverage Ratio was approximately 2.3x.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

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

The Credit Facility is used for general corporate purposes. At March 31, 2015, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$8	$8	$—	$—
Interest cost	52	59	5	6
Expected return on plan assets	(65)	(66)	—	—
Amortization of actuarial loss (gain) (a)	20	16	(5)	(5)
Net periodic cost	$15	$17	$—	$1
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

8) STOCKHOLDERS’ EQUITY
During the first quarter of 2015, the Company repurchased 17.2 million shares of its Class B Common Stock under its share repurchase program for $1.00 billion, at an average cost of $58.07 per share. At March 31, 2015, the Company had $3.80 billion of authorization remaining under its share repurchase program.

During the first quarter of 2015, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $75 million, payable on April 1, 2015.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Loss
At December 31, 2014	$158	$(892)		$(1)	$(735)
Other comprehensive income (loss) before reclassifications	(4)	—		1	(3)
Reclassifications to net earnings	—	9	(a)	—	9
Net other comprehensive income (loss)	(4)	9		1	6
At March 31, 2015	$154	$(883)		$—	$(729)

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Unrealized Gain on Securities	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss
At December 31, 2013	$166	$(729)		$3	$15	$(545)
Other comprehensive income (loss) before reclassifications	(6)	—		—	1	(5)
Reclassifications to net earnings	—	7	(a)	—	—	7
Net other comprehensive income (loss)	(6)	7		—	1	2
At March 31, 2014	$160	$(722)		$3	$16	$(543)

(a)	Reflect amortization of net actuarial losses. See Note 7.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $6 million and $4 million for the three months ended March 31, 2015 and 2014, respectively.
9) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes was $203 million for the three months ended March 31, 2015 and $234 million for the three months ended March 31, 2014, reflecting an effective income tax rate of 33.3% and 33.1%, respectively.

During the first quarter of 2015, the Company and the IRS settled the Company’s income tax audit for the years 2011 and 2012, which did not have a material effect on the Company’s consolidated financial statements. The IRS is expected to commence its examination of the years 2013 and 2014 during the fourth quarter of 2015.  During the next six months, the Company expects a decrease to its reserve for uncertain tax positions of approximately $20 million, plus accrued interest, related to an audit in a foreign jurisdiction of a previously disposed business that is

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

accounted for as a discontinued operation. In addition, various tax years are currently under examination by state and local and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company currently believes that it is reasonably possible that the reserve for uncertain tax positions will change within the next twelve months; however, as it is difficult to predict the final outcome of any particular tax matter, an estimate of any additional impact to the reserve for uncertain tax positions cannot currently be determined.
10) COMMITMENTS AND CONTINGENCIES
Guarantees
During 2013, the Company completed the sale of Outdoor Europe. The Company continues to be the guarantor of certain of Outdoor Europe’s obligations, including franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At March 31, 2015, the total franchise payment obligations under these agreements are estimated to be approximately $149 million, which will decrease on a monthly basis thereafter. The carrying value of the guarantee liability of approximately $28 million at both March 31, 2015 and December 31, 2014 is included in ‘‘Liabilities of discontinued operations’’ on the Consolidated Balance Sheets.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2015, the outstanding letters of credit and surety bonds approximated $240 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters
General. On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, ‘‘litigation’’). Litigation may be brought against the Company without merit, and the outcome is inherently uncertain and difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2015, the Company had pending approximately 40,090 asbestos claims, as compared with approximately 41,100 as of December 31, 2014 and 45,270 as of March 31, 2014. During the first quarter of 2015, the Company received approximately 860 new claims and closed or moved to an inactive docket approximately 1,870 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2014 and 2013 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $11 million and $29 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
11) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures. At March 31, 2015 and December 31, 2014, the carrying value of the Company’s senior debt was $7.62 billion and $6.43 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $8.50 billion and $7.15 billion, respectively.

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
(Tabular dollars in millions)

Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows.  The change in fair value of the non-designated contracts is included in “Other items, net” in the Consolidated Statements of Operations.

At March 31, 2015 and December 31, 2014, the notional amount of all foreign exchange contracts was $231 million and $152 million, respectively.

Interest Rate Swaps

All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has $600 million notional amount of fixed-to-floating rate swaps outstanding to hedge its $600 million of 2.30% senior notes due 2019. These interest rate swaps are designated as fair value hedges. The fair value of interest rate swaps is included within the carrying value of the debt attributable to the risk being hedged, and in other assets or other liabilities on the Consolidated Balance Sheet. Gains or losses on interest rate swaps are recognized within interest expense.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2015	2014	Financial Statement Account
Designated foreign exchange contracts	$(2)	$(1)	Programming costs

Non-designated foreign exchange contracts	$13	$—	Other items, net

Designated interest rate swaps	$2	$—	Interest expense

The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Investments	$82	$—	$—	$82
Interest rate swaps	—	7	—	7
Foreign exchange contracts	—	16	—	16
Total Assets	$82	$23	$—	$105
Liabilities:
Deferred compensation	$—	$318	$—	$318
Foreign exchange contracts	—	1	—	1
Total Liabilities	$—	$319	$—	$319

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Investments	$80	$—	$—	$80
Foreign exchange contracts	—	6	—	6
Total Assets	$80	$6	$—	$86
Liabilities:
Deferred compensation	$—	$307	$—	$307
Foreign exchange contracts	—	2	—	2
Total Liabilities	$—	$309	$—	$309
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

12) REPORTABLE SEGMENTS
The following tables set forth the Company’s financial performance by reportable segment. The Company’s operating segments, which are the same as its reportable segments, have been determined in accordance with the Company’s internal management structure, which is organized based upon products and services.

On July 16, 2014, the Company completed the disposition of Outdoor Americas through the Split-Off. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements. Prior periods have been recast to conform to this presentation.

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Entertainment	$2,261	$2,303
Cable Networks	539	537
Publishing	145	153
Local Broadcasting	596	626
Corporate/Eliminations	(41)	(49)
Total Revenues	$3,500	$3,570
Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended
	March 31,
	2015	2014
Intercompany Revenues:
Entertainment	$40	$46
Local Broadcasting	3	3
Total Intercompany Revenues	$43	$49

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

The Company presents operating income (loss) excluding restructuring charges and impairment charges, if any, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company began presenting Segment Operating Income as its segment profit measure in the first quarter of 2015 in order to align with the primary method the Company's management began using in 2015 to evaluate segment performance and to make decisions regarding the allocation of resources to its segments. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended
	March 31,
	2015	2014
Segment Operating Income (Loss):
Entertainment	$346	$420
Cable Networks	251	254
Publishing	12	11
Local Broadcasting	161	179
Corporate	(68)	(73)
Operating income	702	791
Interest expense	(93)	(93)
Interest income	5	3
Other items, net	(4)	5
Earnings from continuing operations before income taxes and equity in loss of investee companies	610	706
Provision for income taxes	(203)	(234)
Equity in loss of investee companies, net of tax	(13)	(10)
Net earnings from continuing operations	394	462
Net earnings from discontinued operations, net of tax	—	6
Net earnings	$394	$468

	Three Months Ended
	March 31,
	2015	2014
Depreciation and Amortization:
Entertainment	$32	$37
Cable Networks	6	5
Publishing	1	2
Local Broadcasting	21	21
Corporate	8	6
Total Depreciation and Amortization	$68	$71

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

	Three Months Ended
	March 31,
	2015	2014
Stock-based Compensation:
Entertainment	$16	$14
Cable Networks	3	2
Publishing	1	1
Local Broadcasting	7	7
Corporate	19	16
Total Stock-based Compensation	$46	$40

	Three Months Ended
	March 31,
	2015	2014
Capital Expenditures:
Entertainment	$8	$17
Cable Networks	1	2
Publishing	—	—
Local Broadcasting	7	8
Corporate	1	1
Total Capital Expenditures	$17	$28

	At	At
	March 31, 2015	December 31, 2014
Assets:
Entertainment	$10,414	$10,469
Cable Networks	2,136	2,113
Publishing	889	990
Local Broadcasting	9,495	9,585
Corporate	822	876
Discontinued operations	30	39
Total Assets	$23,786	$24,072

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

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

	Statement of Operations
	For the Three Months Ended March 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$31	$3	$3,466	$—	$3,500
Expenses:
Operating	16	1	2,125	—	2,142
Selling, general and administrative	12	61	515	—	588
Depreciation and amortization	1	5	62	—	68
Total expenses	29	67	2,702	—	2,798
Operating income (loss)	2	(64)	764	—	702
Interest (expense) income, net	(115)	(98)	125	—	(88)
Other items, net	(1)	11	(14)	—	(4)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(114)	(151)	875	—	610
Benefit (provision) for income taxes	37	49	(289)	—	(203)
Equity in earnings (loss) of investee companies, net of tax	471	315	(13)	(786)	(13)
Net earnings	$394	$213	$573	$(786)	$394
Total comprehensive income	$400	$220	$580	$(800)	$400

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

	Statement of Operations
	For the Three Months Ended March 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$33	$3	$3,534	$—	$3,570
Expenses:
Operating	16	1	2,104	—	2,121
Selling, general and administrative	15	64	508	—	587
Depreciation and amortization	1	4	66	—	71
Total expenses	32	69	2,678	—	2,779
Operating income (loss)	1	(66)	856	—	791
Interest (expense) income, net	(114)	(93)	117	—	(90)
Other items, net	—	—	5	—	5
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(113)	(159)	978	—	706
Benefit (provision) for income taxes	38	54	(326)	—	(234)
Equity in earnings (loss) of investee companies, net of tax	543	372	(10)	(915)	(10)
Net earnings from continuing operations	468	267	642	(915)	462
Net earnings (loss) from discontinued operations, net of tax	—	(1)	7	—	6
Net earnings	$468	$266	$649	$(915)	$468
Total comprehensive income	$470	$265	$646	$(911)	$470

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

	Balance Sheet
	At March 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$163	$1	$167	$—	$331
Receivables, net	22	2	3,271	—	3,295
Programming and other inventory	4	2	758	—	764
Prepaid expenses and other current assets	223	37	599	(29)	830
Total current assets	412	42	4,795	(29)	5,220
Property and equipment	49	163	2,954	—	3,166
Less accumulated depreciation and amortization	24	103	1,645	—	1,772
Net property and equipment	25	60	1,309	—	1,394
Programming and other inventory	6	8	1,840	—	1,854
Goodwill	98	62	6,504	—	6,664
Intangible assets	—	—	6,002	—	6,002
Investments in consolidated subsidiaries	41,629	12,000	—	(53,629)	—
Other assets	222	12	2,418	—	2,652
Intercompany	—	2,540	22,525	(25,065)	—
Total Assets	$42,392	$14,724	$45,393	$(78,723)	$23,786
Liabilities and Stockholders’ Equity
Accounts payable	$24	$6	$145	$—	$175
Participants’ share and royalties payable	—	—	929	—	929
Program rights	5	3	441	—	449
Current portion of long-term debt	4	—	17	—	21
Accrued expenses and other current liabilities	333	197	1,017	(29)	1,518
Total current liabilities	366	206	2,549	(29)	3,092
Long-term debt	7,569	—	124	—	7,693
Other liabilities	2,995	249	3,360	—	6,604
Intercompany	25,065	—	—	(25,065)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	44,068	—	60,894	(60,894)	44,068
Retained earnings (deficit)	(21,537)	14,473	(17,538)	3,065	(21,537)
Accumulated other comprehensive income (loss)	(729)	4	88	(92)	(729)
	21,803	14,600	44,160	(58,760)	21,803
Less treasury stock, at cost	15,406	331	4,800	(5,131)	15,406
Total Stockholders’ Equity	6,397	14,269	39,360	(53,629)	6,397
Total Liabilities and Stockholders’ Equity	$42,392	$14,724	$45,393	$(78,723)	$23,786

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

	Balance Sheet
	At December 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$63	$1	$364	$—	$428
Receivables, net	29	2	3,428	—	3,459
Programming and other inventory	4	3	915	—	922
Prepaid expenses and other current assets	306	27	477	(30)	780
Total current assets	402	33	5,184	(30)	5,589
Property and equipment	41	162	2,961	—	3,164
Less accumulated depreciation and amortization	15	98	1,618	—	1,731
Net property and equipment	26	64	1,343	—	1,433
Programming and other inventory	7	8	1,802	—	1,817
Goodwill	98	62	6,538	—	6,698
Intangible assets	—	—	6,008	—	6,008
Investments in consolidated subsidiaries	41,144	11,685	—	(52,829)	—
Other assets	219	17	2,291	—	2,527
Intercompany	—	2,726	21,772	(24,498)	—
Total Assets	$41,896	$14,595	$44,938	$(77,357)	$24,072
Liabilities and Stockholders’ Equity
Accounts payable	$3	$24	$275	$—	$302
Participants’ share and royalties payable	—	—	999	—	999
Program rights	5	3	396	—	404
Commercial paper	616	—	—	—	616
Current portion of long-term debt	4	—	16	—	20
Accrued expenses and other current liabilities	388	270	1,064	(30)	1,692
Total current liabilities	1,016	297	2,750	(30)	4,033
Long-term debt	6,383	—	127	—	6,510
Other liabilities	3,029	249	3,281	—	6,559
Intercompany	24,498	—	—	(24,498)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	44,041	—	60,894	(60,894)	44,041
Retained earnings (deficit)	(21,931)	14,260	(18,111)	3,851	(21,931)
Accumulated other comprehensive income (loss)	(735)	(3)	81	(78)	(735)
	21,376	14,380	43,580	(57,960)	21,376
Less treasury stock, at cost	14,406	331	4,800	(5,131)	14,406
Total Stockholders’ Equity	6,970	14,049	38,780	(52,829)	6,970
Total Liabilities and Stockholders’ Equity	$41,896	$14,595	$44,938	$(77,357)	$24,072

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

	Statement of Cash Flows
	For the Three Months Ended March 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(117)	$(137)	$671	$—	$417
Investing Activities:
Capital expenditures	—	(1)	(16)	—	(17)
Investments in and advances to investee companies	—	—	(39)	—	(39)
Proceeds from dispositions	—	—	59	—	59
Other investing activities	3	—	(1)	—	2
Net cash flow provided by (used for) investing activities from continuing operations	3	(1)	3	—	5
Net cash flow used for investing activities from discontinued operations	(3)	—	—	—	(3)
Net cash flow provided by (used for) investing activities	—	(1)	3	—	2
Financing Activities:
Repayments of short-term debt borrowings, net	(616)	—	—	—	(616)
Proceeds from issuance of notes, net	1,178	—	—	—	1,178
Payment of capital lease obligations	—	—	(4)	—	(4)
Dividends	(80)	—	—	—	(80)
Purchase of Company common stock	(1,049)	—	—	—	(1,049)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(82)	—	—	—	(82)
Proceeds from exercise of stock options	80	—	—	—	80
Excess tax benefit from stock-based compensation	57	—	—	—	57
Increase (decrease) in intercompany payables	729	138	(867)	—	—
Net cash flow provided by (used for) financing activities	217	138	(871)	—	(516)
Net increase (decrease) in cash and cash equivalents	100	—	(197)	—	(97)
Cash and cash equivalents at beginning of period	63	1	364	—	428
Cash and cash equivalents at end of period	$163	$1	$167	$—	$331

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions)

	Statement of Cash Flows
	For the Three Months Ended March 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(81)	$(147)	$729	$—	$501
Investing Activities:
Capital expenditures	—	(1)	(27)	—	(28)
Investments in and advances to investee companies	—	—	(39)	—	(39)
Proceeds from dispositions	—	—	6	—	6
Other investing activities	5	1	(1)	—	5
Net cash flow provided by (used for) investing activities from continuing operations	5	—	(61)	—	(56)
Net cash flow used for investing activities from discontinued operations	—	—	(9)	—	(9)
Net cash flow provided by (used for) investing activities	5	—	(70)	—	(65)
Financing Activities:
Repayments of short-term debt borrowings, net	(35)	—	—	—	(35)
Payment of capital lease obligations	—	—	(4)	—	(4)
Dividends	(75)	—	—	—	(75)
Purchase of Company common stock	(2,032)	—	—	—	(2,032)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(125)	—	—	—	(125)
Proceeds from exercise of stock options	76	—	—	—	76
Excess tax benefit from stock-based compensation	103	—	—	—	103
Increase (decrease) in intercompany payables	2,144	147	(2,291)	—	—
Net cash flow provided by (used for) financing activities from continuing operations	56	147	(2,295)	—	(2,092)
Net cash flow provided by financing activities from discontinued operations	—	—	1,570	—	1,570
Net cash flow provided by (used for) financing activities	56	147	(725)	—	(522)
Net decrease in cash and cash equivalents	(20)	—	(66)	—	(86)
Cash and cash equivalents at beginning of period (includes $29 of discontinued operations cash)	80	1	316	—	397
Cash and cash equivalents at end of period (includes $114 of discontinued operations cash)	$60	$1	$250	$—	$311

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)
Management’s discussion and analysis of the results of operations and financial condition of CBS Corporation (the “Company” or “CBS Corp.”) should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report filed on Form 10-K fiscal year ended December 31, 2014.

Overview

The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television and radio stations, Internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate both advertising and non-advertising revenues from its distribution on multiple media platforms and to various geographic locations. The Company is increasing its investment in both Company-owned and acquired premium content to enhance its opportunities for revenue growth, which include exhibiting the Company's content on digital and other platforms through licensing and subscription services; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”) and television stations affiliated with the CBS Television Network. The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers' changing habits. The Company’s continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues and serves to diversify the Company’s business model.

For the three months ended March 31, 2015, the Company reported its highest results for diluted earnings per share from continuing operations (“EPS”), which increased 1% from the same prior-year period, reflecting lower weighted average shares outstanding, which were partially offset by a decline in operating income as a result of the Company's increased investment in programming and a decline in local advertising revenues.

Revenues of $3.50 billion for the three months ended March 31, 2015, decreased 2%, compared with $3.57 billion for the same prior-year period, primarily driven by 5% lower advertising revenues as the first quarter of 2015 was affected by the broadcast of one fewer National Football League (“NFL”) playoff game on the CBS Television Network and the aforementioned decrease in local advertising revenues. Content licensing and distribution revenues decreased 4% reflecting lower domestic television licensing revenues and theatrical revenues, partially offset by higher international television licensing revenues. Affiliate and subscription fees grew 11% reflecting increased rates across the Company.

Operating income of $702 million for the first quarter of 2015 decreased 11% from $791 million for the same prior-year period, primarily reflecting an increased investment in sports and entertainment programming.

Net earnings from continuing operations were $394 million for the first quarter of 2015 compared with $462 million for the first quarter of 2014 and EPS was $.78 for the first quarter of 2015 compared with $.77 for the same prior-year period. The EPS comparison benefited from lower weighted average shares outstanding as a result of the Company's ongoing share repurchase program and the split-off of CBS Outdoor Americas Inc. (“Outdoor Americas”) in the third quarter of 2014 (the “Split-Off”).

During the first quarter of 2015, the Company repurchased 17.2 million shares of its Class B Common Stock under its share repurchase program for $1.00 billion, at an average cost of $58.07 per share. At March 31, 2015, the Company had $3.80 billion of authorization remaining under its share repurchase program.

During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045 and used the net proceeds for the repurchase of CBS Corp. Class B Common Stock

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

and repayment of short-term borrowings, including commercial paper. The Company had $7.71 billion of long-term debt outstanding at March 31, 2015 at a weighted average interest rate of 4.7%.

Free cash flow for the three months ended March 31, 2015 was $400 million compared to $520 million for the same prior-year period. The Company generated operating cash flow from continuing operations of $417 million for the three months ended March 31, 2015 versus $548 million for the comparable prior-year period, primarily reflecting a higher investment in programming. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on page 31 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Consolidated Results of Operations
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Revenues

The following table presents the Company's consolidated revenues by type for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2015		2014		$	%
Advertising	$1,784	51%	$1,873	52%	$(89)	(5)%
Content licensing and distribution	1,028	29%	1,073	30%	(45)	(4)%
Affiliate and subscription fees	628	18%	567	16%	61	11%
Other	60	2%	57	2%	3	5%
Total Revenues	$3,500	100%	$3,570	100%	$(70)	(2)%

Advertising revenues for the three months ended March 31, 2015 decreased $89 million, or 5%, to $1.78 billion principally driven by the broadcast of one fewer NFL playoff game on the CBS Television Network during the first quarter of 2015 compared with the same prior-year period and lower local advertising revenues. In the second half of 2015 the local advertising revenue comparison will be impacted by the benefit in 2014 from political advertising spending associated with midterm elections.

Content licensing and distribution revenues for the three months ended March 31, 2015 decreased $45 million, or 4%, to $1.03 billion reflecting lower domestic television licensing revenues and theatrical revenues, partially offset by higher international television licensing revenues. For the remainder of 2015, the content licensing and distribution revenue comparison will continue to be impacted by fluctuations resulting from the timing of the availability of Company-owned television series for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.

Affiliate and subscription fees for the three months ended March 31, 2015 increased 11% to $628 million, reflecting higher rates across the Company. For the remainder of 2015, the Company expects continued growth in affiliate and subscription fees. In addition, affiliate and subscription fees for the second quarter of 2015 will benefit from the Mayweather vs. Pacquiao boxing match, the highest-grossing pay-per-view event of all time.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

International Revenues
The Company generated approximately 16% and 15% of its total revenues from international regions for the three months ended March 31, 2015 and 2014, respectively.

Operating Expenses
The following table presents the Company's consolidated operating expenses by type for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2015		2014		$	%
Programming	$832	39%	$879	42%	$(47)	(5)%
Production	657	31%	599	28%	58	10%
Participation, distribution and royalty	302	14%	295	14%	7	2%
Other	351	16%	348	16%	3	1%
Total Operating Expenses	$2,142	100%	$2,121	100%	$21	1%

Programming expenses for the three months ended March 31, 2015 decreased $47 million, or 5%, to $832 million from $879 million for the same prior-year period, driven by lower costs for acquired television series as a result of a shift to a higher mix of internally developed television series.

Production expenses for the three months ended March 31, 2015 increased $58 million, or 10%, to $657 million from $599 million for the same prior-year period, primarily reflecting an increased investment in programming associated with the shift to a higher mix of internally developed television series.

Participation, distribution and royalty expenses for the three months ended March 31, 2015 increased $7 million, or 2%, to $302 million from $295 million for the same prior-year period principally due to higher participations and residuals associated with the mix of titles licensed under television licensing agreements, partially offset by lower distribution costs for feature films.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, of $588 million for the three months ended March 31, 2015 were consistent with SG&A expenses for the same prior-year period of $587 million. SG&A expenses as a percentage of revenues were 17% and 16% for the three months ended March 31, 2015 and 2014, respectively.

Depreciation and Amortization
For the three months ended March 31, 2015, depreciation and amortization decreased $3 million, or 4%, to $68 million primarily reflecting lower amortization resulting from certain intangible assets that became fully amortized during the second quarter of 2014.

Interest Expense
For the three months ended March 31, 2015, interest expense remained flat at $93 million compared with the same prior-year period.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

The Company had $7.71 billion of long-term debt outstanding at March 31, 2015 and $5.96 billion of long-term debt outstanding at March 31, 2014 at weighted average interest rates of 4.7% and 6.0%, respectively. At March 31, 2014 the Company also had $440 million of outstanding commercial paper borrowings at a weighted average interest rate of 0.26%.

Interest Income
For the three months ended March 31, 2015, interest income increased $2 million to $5 million.

Other Items, Net
For the first quarter of 2015, “Other items, net” included foreign exchange losses of $23 million ($20 million, net of tax) associated with the strengthening of the U.S. dollar during the period, partially offset by a gain of $19 million ($3 million, net of tax) on the sale of an Internet business in China. For the first quarter of 2014, “Other items, net” primarily consisted of foreign exchange gains.
Provision for Income Taxes
The provision for income taxes was $203 million for the three months ended March 31, 2015 and $234 million for the three months ended March 31, 2014, reflecting an effective income tax rate of 33.3% and 33.1%, respectively.

Equity in Loss of Investee Companies, Net of Tax
Equity in loss of investee companies, net of tax, reflects the Company’s share of the operating results of its equity investments. For the three months ended March 31, 2015, equity in loss of investee companies, net of tax, increased $3 million to a loss of $13 million compared to the same prior-year period.

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations
Net earnings from continuing operations of $394 million for the three months ended March 31, 2015 decreased $68 million, or 15%, versus $462 million for the same prior-year period. Diluted EPS from continuing operations increased $.01 to $.78 for the first quarter of 2015 compared to the same prior-year period as the lower net earnings were offset by lower weighted average shares outstanding as a result of the Company's ongoing share repurchase program and the Split-Off of Outdoor Americas on July 16, 2014.

Net Earnings from Discontinued Operations
Net earnings from discontinued operations of $6 million for the three months ended March 31, 2014 reflected the results of Outdoor Americas, which was disposed of in 2014.

Net Earnings and Diluted EPS
For the three months ended March 31, 2015, net earnings were $394 million compared to $468 million for the same prior-year period and diluted EPS of $.78 was comparable to the same prior-year period.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Three Months Ended
	March 31,
	2015	2014
Net cash flow provided by operating activities	$417	$501
Capital expenditures	(17)	(28)
Exclude operating cash flow from discontinued operations	—	(47)
Free cash flow	$400	$520

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

Segment Results of Operations
The Company presents operating income (loss) excluding restructuring charges and impairment charges, if any, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company began presenting Segment Operating Income as its segment profit measure in the first quarter of 2015 in order to align with the primary method the Company's management began using in 2015 to evaluate segment performance and to make decisions regarding the allocation of resources to its segments. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings is presented in Note 12 (Reportable Segments) to the consolidated financial statements.
On July 16, 2014, the Company completed the disposition of Outdoor Americas. As a result, Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements. Prior periods have been recast to conform to this presentation.

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Entertainment	$2,261	$2,303
Cable Networks	539	537
Publishing	145	153
Local Broadcasting	596	626
Corporate/Eliminations	(41)	(49)
Total Revenues	$3,500	$3,570
Segment Operating Income (Loss):
Entertainment	$346	$420
Cable Networks	251	254
Publishing	12	11
Local Broadcasting	161	179
Corporate	(68)	(73)
Total Operating Income	$702	$791
Depreciation and Amortization:
Entertainment	$32	$37
Cable Networks	6	5
Publishing	1	2
Local Broadcasting	21	21
Corporate	8	6
Total Depreciation and Amortization	$68	$71

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films)
(Contributed 65% to consolidated revenues for each of the three months ended March 31, 2015 and 2014, and 49% to consolidated operating income for the three months ended March 31, 2015 versus 53% for the comparable prior-year period.)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$2,261	$2,303
Operating income	$346	$420
Operating income as a % of revenues	15%	18%
Depreciation and amortization	$32	$37
Capital expenditures	$8	$17
Three Months Ended March 31, 2015 and 2014
For the three months ended March 31, 2015, Entertainment revenues decreased $42 million, or 2%, to $2.26 billion from $2.30 billion for the same prior-year period reflecting lower advertising and content licensing and distribution revenues, partially offset by growth in affiliate and subscription fees. Advertising revenues decreased 4% mainly because one fewer NFL playoff game was broadcast on the CBS Television Network during the first quarter of 2015 compared with the same prior-year period. Content licensing and distribution revenues decreased 4% reflecting lower domestic television licensing revenues and theatrical revenues, partially offset by higher international television licensing revenues.
For the three months ended March 31, 2015, Entertainment operating income decreased $74 million, or 18%, to $346 million from $420 million for the same prior-year period, driven by lower revenues and an increased investment in sports and entertainment programming.
For the remainder of 2015, results are expected to benefit from continued growth in affiliate and subscription fees. In addition, comparability will be impacted by fluctuations resulting from the timing of the availability of Company-owned television series for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
(Contributed 15% to consolidated revenues for each of the three months ended March 31, 2015 and 2014, and 36% to consolidated operating income for the three months ended March 31, 2015 versus 32% for the comparable prior-year period.)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$539	$537
Operating income	$251	$254
Operating income as a % of revenues	47%	47%
Depreciation and amortization	$6	$5
Capital expenditures	$1	$2

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

Three Months Ended March 31, 2015 and 2014
For the three months ended March 31, 2015, Cable Networks revenues of $539 million increased $2 million from the same prior-year period. Higher affiliate revenues from growth in rates and increased revenues from the licensing of Showtime original series internationally, primarily from a new licensing agreement with Bell Canada, were offset by lower domestic licensing revenues as the first quarter of 2014 included a significant domestic streaming sale of Dexter. As of March 31, 2015 subscriptions totaled 77 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 55 million for CBS Sports Network and 30 million for Smithsonian Networks.
Revenues for the second quarter of 2015 will benefit from the Mayweather vs. Pacquiao boxing match, the highest-grossing pay-per-view event of all time.
For the three months ended March 31, 2015, Cable Networks operating income decreased $3 million, or 1%, to $251 million from $254 million for the same prior-year period, primarily reflecting higher operating expenses, mainly from the timing of theatrical programming and costs to support growth in digital initiatives.
Publishing (Simon & Schuster)
(Contributed 4% to consolidated revenues for each of the three months ended March 31, 2015 and 2014, and 2% to consolidated operating income for the three months ended March 31, 2015, versus 1% for the comparable prior-year period.)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$145	$153
Operating income	$12	$11
Operating income as a % of revenues	8%	7%
Depreciation and amortization	$1	$2
Capital expenditures	$—	$—
Three Months Ended March 31, 2015 and 2014
For the three months ended March 31, 2015, Publishing revenues decreased $8 million, or 5%, to $145 million from $153 million for the same prior-year period, reflecting lower print book sales. Digital revenues represented 31% of Publishing’s total revenues for the first quarter of 2015. Best-selling titles in the first quarter of 2015 included the 2014 release, All the Light We Cannot See by Anthony Doerr, and Get What's Yours: The Secrets to Maxing Out Your Social Security by Laurence J. Kotlikoff, Philip Moeller, and Paul Solman.
For the three months ended March 31, 2015, Publishing operating income increased $1 million, or 9%, to $12 million from $11 million for the same prior-year period as the revenue decline was more than offset by lower selling and inventory costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

Local Broadcasting (CBS Television Stations and CBS Radio)
(Contributed 17% to consolidated revenues for the three months ended March 31, 2015 versus 18% for the comparable prior-year period, and 23% to consolidated operating income for each of the three months ended March 31, 2015 and 2014.)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$596	$626
Operating income	$161	$179
Operating income as a % of revenues	27%	29%
Depreciation and amortization	$21	$21
Capital expenditures	$7	$8
Three Months Ended March 31, 2015 and 2014
For the three months ended March 31, 2015, Local Broadcasting revenues decreased $30 million, or 5%, to $596 million from $626 million for the same prior-year period, reflecting lower advertising revenues, partially offset by growth in affiliate and subscription fees. CBS Television Stations revenues decreased 3% and CBS Radio revenues declined 7%. These decreases primarily reflect lower spending by advertisers in several industries, including entertainment, telecommunications, financial services, and retail.
For the three months ended March 31, 2015, Local Broadcasting operating income decreased $18 million, or 10%, to $161 million from $179 million for the same prior-year period, primarily reflecting the revenue decline.
For the remainder of 2015, affiliate and subscription fees are expected to continue to increase, while advertising revenues will be negatively impacted by lower political spending as 2014 benefited from midterm elections.
As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, based on the Company's most recent annual impairment tests for goodwill and FCC licenses performed during the fourth quarter of 2014, the estimated fair value of the Company's CBS Radio reporting unit exceeded its carrying value by 5% and the carrying value of FCC licenses in several radio markets was within 10% of their respective estimated fair values. If recent declines in the radio marketplace become other than temporary, the results of the next impairment test, which may be interim or annual, could reflect a downward revision in the estimated fair value of this reporting unit and/or its FCC licenses, which could result in a noncash impairment charge. Any impairment charge for goodwill and/or FCC licenses could have a material adverse effect on the Company’s reported net earnings.

Corporate
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended March 31, 2015, corporate expenses decreased $5 million, or 7%, to $68 million from $73 million for the same prior-year period primarily reflecting lower employee-related expenses.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

Financial Position
Current assets decreased by $369 million to $5.22 billion at March 31, 2015 from $5.59 billion at December 31, 2014, primarily reflecting lower cash and cash equivalents; accounts receivable, primarily due to seasonality; and lower prepaid program rights. The decrease in prepaid program rights reflects the expensing of prepaid sports program rights and the timing of the broadcast of entertainment programs. The allowance for doubtful accounts as a percentage of receivables was 1.6% and 1.4% at March 31, 2015 and December 31, 2014, respectively.

Other assets increased by $134 million to $2.62 billion at March 31, 2015 from $2.49 billion at December 31, 2014, primarily reflecting an increase in long-term receivables associated with revenues from television licensing agreements.

Current liabilities decreased by $941 million to $3.09 billion at March 31, 2015 from $4.03 billion at December 31, 2014, primarily driven by the repayment of commercial paper and decreases in accounts payable and accrued compensation from the timing of payments.

Long-term debt increased $1.18 billion to $7.69 billion at March 31, 2015 from $6.51 billion at December 31, 2014 primarily reflecting the issuance of $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045, during the first quarter of 2015.

Cash Flows
The changes in cash and cash equivalents were as follows:

	Three Months Ended
	March 31,
	2015	2014
Cash provided by (used for) operating activities from:
Continuing operations	$417	$548
Discontinued operations	—	(47)
Cash provided by operating activities	417	501
Cash provided by (used for) investing activities from:
Continuing operations	5	(56)
Discontinued operations	(3)	(9)
Cash provided by (used for) investing activities	2	(65)
Cash (used for) provided by financing activities from:
Continuing operations	(516)	(2,092)
Discontinued operations	—	1,570
Cash used for financing activities	(516)	(522)
Net decrease in cash and cash equivalents	$(97)	$(86)
Operating Activities. For the three months ended March 31, 2015 cash provided by operating activities from continuing operations decreased $131 million to $417 million from $548 million for the same prior-year period, primarily reflecting a higher investment in programming.

Cash paid for income taxes from continuing operations for the three months ended March 31, 2015 was $4 million versus $17 million for the same prior-year period.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

During the next six months, the Company expects to make a payment of approximately $20 million, plus accrued interest, related to an audit in a foreign jurisdiction of a previously disposed business that is accounted for as a discontinued operation.

Investing Activities. Cash provided by investing activities from continuing operations of $5 million for the three months ended March 31, 2015 principally reflected proceeds from dispositions of $59 million, primarily from the sale of an Internet business in China, partially offset by capital expenditures of $17 million and investments in domestic and international television joint ventures of $39 million. Cash used for investing activities from continuing operations of $56 million for the three months ended March 31, 2014 principally reflected capital expenditures of $28 million and investments in domestic and international television joint ventures of $39 million.

Financing Activities. Cash used for financing activities of $516 million for the three months ended March 31, 2015 principally reflected the repurchase of CBS Corp. Class B Common Stock for $1.05 billion and repayments of short-term debt borrowings of $616 million, partially offset by proceeds from the issuance of senior notes of $1.18 billion. Cash used for financing activities from continuing operations of $2.09 billion for the three months ended March 31, 2014 principally reflected the repurchase of CBS Corp. Class B Common Stock for $2.03 billion and dividend payments of $75 million.

Cash provided by financing activities from discontinued operations of $1.57 billion for the three months ended March 31, 2014 reflected the net proceeds from Outdoor Americas' long-term debt borrowings.

Repurchase of Company Stock and Cash Dividends
During the first quarter of 2015, the Company repurchased 17.2 million shares of its Class B Common Stock under its share repurchase program for $1.00 billion, at an average cost of $58.07 per share. At March 31, 2015, the Company had $3.80 billion of authorization remaining under its share repurchase program.

During the first quarter of 2015, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $75 million, payable on April 1, 2015.

Guarantees
During 2013, the Company completed the sale of its outdoor advertising business in Europe (“Outdoor Europe”). The Company continues to be the guarantor of certain of Outdoor Europe’s obligations, including franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At March 31, 2015, the total franchise payment obligations under these agreements are estimated to be approximately $149 million, which will decrease on a monthly basis thereafter. The carrying value of the guarantee liability of approximately $28 million at both March 31, 2015 and December 31, 2014 is included in ‘‘Liabilities of discontinued operations’’ on the Consolidated Balance Sheets.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2015, the outstanding letters of credit and surety bonds approximated $240 million and were not recorded on the Consolidated Balance Sheet.

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and reasonably estimable.

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	March 31, 2015	December 31, 2014
Commercial paper	$—	$616
Senior debt (1.95% – 7.875% due 2016 – 2045) (a)	7,619	6,433
Obligations under capital leases	95	97
Total debt	7,714	7,146
Less commercial paper	—	616
Less current portion of long-term debt	21	20
Total long-term debt, net of current portion	$7,693	$6,510
(a) At March 31, 2015 and December 31, 2014, the senior debt balances included (i) a net unamortized discount of $34 million and $21 million, respectively and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $6 million and $14 million, respectively. At March 31, 2015, the senior debt balances also included an increase in the carrying value of the debt relating to outstanding fair value hedges of $7 million. Such amount was minimal at December 31, 2014. The face value of the Company’s senior debt was $7.64 billion and $6.44 billion at March 31, 2015 and December 31, 2014, respectively.

During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045 and used the net proceeds for the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

At March 31, 2015, the Company classified $200 million of debt maturing in January 2016 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has $600 million notional amount of fixed-to-floating rate swaps outstanding to hedge its $600 million of 2.30% senior notes due 2019. These interest rate swaps are designated as fair value hedges. The swaps expose the Company to movements in short-term interest rates. Based on the amount of fixed-to-floating rate swaps at March 31, 2015, a 100 basis point change in interest rates would cause a $6 million change to pretax earnings.

Commercial Paper
At March 31, 2015 the Company had a $2.5 billion commercial paper program under which there were no outstanding borrowings. At December 31, 2014 the Company had $616 million of outstanding commercial paper borrowings at a weighted average interest rate of 0.46% and with maturities of less than forty-five days. The Company’s commercial paper borrowings fluctuate based on the timing of the Company’s cash requirements for its operating, investing and financing needs as well as the cash flows generated to meet these needs. At April 30, 2015 the Company had $541 million of outstanding commercial paper borrowings.
Credit Facility
At March 31, 2015, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2015, the Company’s Consolidated Leverage Ratio was approximately 2.3x.

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

The Credit Facility is used for general corporate purposes. At March 31, 2015, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at March 31, 2015; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Funding for the Company’s long-term debt obligations due over the next five years of $1.50 billion is expected to come from the Company's ability to refinance its debt and cash generated from operating activities.

Legal Matters
General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, ‘‘litigation’’). Litigation may be brought against the Company without merit, and the outcome is inherently uncertain and difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

Claims Related to Former Businesses: Asbestos.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2015, the Company had pending approximately 40,090 asbestos claims, as compared with approximately 41,100 as of December 31, 2014 and 45,270 as of March 31, 2014. During the first quarter of 2015, the Company received approximately 860 new claims and closed or moved to an inactive docket approximately 1,870 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2014 and 2013 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $11 million and $29 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

Related Parties
See Note 5 to the consolidated financial statements.
Recent Pronouncements and Adoption of New Accounting Standards
See Note 1 to the consolidated financial statements.

Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for a discussion of the Company’s critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward‑looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company’s programming; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s programming; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s news releases and filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II – OTHER INFORMATION
Item 1A. Risk Factors.

The following updates the corresponding risk factor included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, based on the Company’s most recent annual impairment tests for goodwill and FCC licenses performed during the fourth quarter of 2014, the estimated fair value of the Company’s CBS Radio reporting unit exceeded its carrying value by 5% and the carrying value of FCC licenses in several radio markets was within 10% of their respective estimated fair values. If recent declines in the radio marketplace become other than temporary, the results of the next impairment test, which may be interim or annual, could reflect a downward revision in the estimated fair value of this reporting unit and/or its FCC licenses, which could result in a noncash impairment charge. Any impairment charge for goodwill and/or FCC licenses could have a material adverse effect on the Company’s reported net earnings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock. Since then, various increases to such amount have been approved and announced, including most recently a $3.0 billion increase to the amount available under such program on August 7, 2014. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended March 31, 2015.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
January 1, 2015 - January 31, 2015	10.3	(a)	10.3	$4,142
February 1, 2015 - February 28, 2015	2.7	$58.10	2.7	$3,984
March 1, 2015 - March 31, 2015	4.2	(b)	4.2	$3,800
Total	17.2	$58.07	17.2	$3,800
(a) During January 2015, the Company initiated a $500 million accelerated share repurchase (“ASR”) transaction through which 7.4 million shares of CBS Corp. Class B Common Stock were delivered during January 2015. In addition, during January 2015, the Company repurchased 2.9 million shares of CBS Corp. Class B Common Stock on the open market at an average price of $55.17 per share.

(b)
During March 2015, the Company received an additional 1.2 million shares at the conclusion of the ASR initiated during January. In addition, during March 2015, the Company repurchased 3.0 million shares of CBS Corp. Class B Common Stock on the open market at an average price of $61.59 per share.

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
(a)
Employment Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), as amended by a Letter Agreement dated February 24, 2015 (filed herewith).

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

CBS CORPORATION (Registrant)

Date: May 7, 2015	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: May 7, 2015	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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
(a)
Employment Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), as amended by a Letter Agreement dated February 24, 2015 (filed herewith).

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