Form 10-Q
period 2015-06-30
CBS CORP
filed 2015-08-05
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding at July 31, 2015:
Class A Common Stock, par value $.001 per share—37,826,904
Class B Common Stock, par value $.001 per share—444,408,370

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$3,219	$3,188	$6,719	$6,758
Expenses:
Operating	1,907	1,798	4,049	3,919
Selling, general and administrative	605	589	1,193	1,176
Restructuring charges (Note 11)	55	—	55	—
Depreciation and amortization	66	71	134	142
Total expenses	2,633	2,458	5,431	5,237
Operating income	586	730	1,288	1,521
Interest expense	(94)	(94)	(187)	(187)
Interest income	7	3	12	6
Other items, net	4	6	—	11
Earnings from continuing operations before income taxes and equity in loss of investee companies	503	645	1,113	1,351
Provision for income taxes	(165)	(217)	(368)	(451)
Equity in loss of investee companies, net of tax	(6)	(10)	(19)	(20)
Net earnings from continuing operations	332	418	726	880
Net earnings from discontinued operations, net of tax (Note 3)	—	21	—	27
Net earnings	$332	$439	$726	$907

Basic net earnings per common share:
Net earnings from continuing operations	$.68	$.73	$1.47	$1.52
Net earnings from discontinued operations	$—	$.04	$—	$.05
Net earnings	$.68	$.77	$1.47	$1.57

Diluted net earnings per common share:
Net earnings from continuing operations	$.67	$.72	$1.45	$1.49
Net earnings from discontinued operations	$—	$.04	$—	$.05
Net earnings	$.67	$.76	$1.45	$1.54

Weighted average number of common shares outstanding:
Basic	490	570	494	578
Diluted	495	581	500	590

Dividends per common share	$.15	$.12	$.30	$.24
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$332	$439	$726	$907
Other comprehensive income from continuing operations, net of tax:
Cumulative translation adjustments	2	(1)	(2)	(7)
Amortization of net actuarial loss	9	7	18	14
Changes in fair value of cash flow hedges	—	—	1	—
Other comprehensive income from continuing operations, net of tax	11	6	17	7
Other comprehensive income from discontinued operations, net of tax	—	14	—	15
Total other comprehensive income, net of tax	11	20	17	22
Total comprehensive income	$343	$459	$743	$929
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$320	$428
Receivables, less allowances of $60 (2015) and $50 (2014)	3,124	3,459
Programming and other inventory (Note 4)	1,156	922
Deferred income tax assets, net	119	104
Prepaid income taxes	62	161
Prepaid expenses	123	129
Other current assets	328	386
Total current assets	5,232	5,589
Property and equipment	3,190	3,164
Less accumulated depreciation and amortization	1,814	1,731
Net property and equipment	1,376	1,433
Programming and other inventory (Note 4)	1,805	1,817
Goodwill	6,663	6,698
Intangible assets	5,997	6,008
Other assets	2,559	2,488
Assets of discontinued operations	30	39
Total Assets	$23,662	$24,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$198	$302
Accrued compensation	209	333
Participants’ share and royalties payable	975	999
Program rights	406	404
Deferred revenues	136	206
Commercial paper (Note 6)	394	616
Current portion of long-term debt (Note 6)	20	20
Accrued expenses and other current liabilities	1,093	1,127
Current liabilities of discontinued operations	36	26
Total current liabilities	3,467	4,033
Long-term debt (Note 6)	7,686	6,510
Pension and postretirement benefit obligations	1,515	1,564
Deferred income tax liabilities, net	1,611	1,530
Other liabilities	3,332	3,347
Liabilities of discontinued operations (Note 3)	88	118

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Class A Common stock, par value $.001 per share; 375 shares authorized; 38 (2015 and 2014) shares issued	—	—
Class B Common stock, par value $.001 per share; 5,000 shares authorized; 825 (2015) and 818 (2014) shares issued	1	1
Additional paid-in capital	44,090	44,041
Accumulated deficit	(21,205)	(21,931)
Accumulated other comprehensive loss (Note 8)	(718)	(735)
	22,168	21,376
Less treasury stock, at cost; 379 (2015) and 349 (2014) Class B shares	16,205	14,406
Total Stockholders’ Equity	5,963	6,970
Total Liabilities and Stockholders’ Equity	$23,662	$24,072
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net earnings	$726	$907
Less: Net earnings from discontinued operations	—	27
Net earnings from continuing operations	726	880
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	134	142
Stock-based compensation	89	84
Equity in loss of investee companies, net of tax and distributions	22	28
Change in assets and liabilities, net of investing and financing activities	(90)	(541)
Net cash flow provided by operating activities from continuing operations	881	593
Net cash flow (used for) provided by operating activities from discontinued operations	(18)	31
Net cash flow provided by operating activities	863	624
Investing Activities:
Capital expenditures	(46)	(69)
Investments in and advances to investee companies	(55)	(64)
Proceeds from sale of investments	—	3
Proceeds from dispositions	59	5
Other investing activities	3	(1)
Net cash flow used for investing activities from continuing operations	(39)	(126)
Net cash flow used for investing activities from discontinued operations	(3)	(23)
Net cash flow used for investing activities	(42)	(149)
Financing Activities:
Repayments of short-term debt borrowings, net	(222)	(94)
Proceeds from issuance of notes, net	1,178	—
Repayments of notes	—	(99)
Payment of capital lease obligations	(8)	(8)
Dividends	(155)	(145)
Purchase of Company common stock	(1,832)	(2,468)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(95)	(145)
Proceeds from exercise of stock options	123	192
Excess tax benefit from stock-based compensation	82	204
Net cash flow used for financing activities from continuing operations	(929)	(2,563)
Net cash flow provided by financing activities from discontinued operations	—	2,175
Net cash flow used for financing activities	(929)	(388)
Net (decrease) increase in cash and cash equivalents	(108)	87
Cash and cash equivalents at beginning of period (includes $29 (2014) of discontinued operations cash)	428	397
Cash and cash equivalents at end of period (includes $223 (2014) of discontinued operations cash)	$320	$484
Supplemental disclosure of cash flow information
Cash paid for interest from continuing operations	$163	$181
Cash paid for income taxes from continuing operations	$125	$212
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

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 4 million stock options for both the three and six months ended June 30, 2015 and 2 million stock options for both the three and six months ended June 30, 2014.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Weighted average shares for basic EPS	490	570	494	578
Dilutive effect of shares issuable under stock-based compensation plans	5	11	6	12
Weighted average shares for diluted EPS	495	581	500	590
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the six months ended June 30, 2015 and 2014, the Company recorded dividends of $150 million and $139 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company is currently evaluating the impact of this guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RSUs and PSUs	$35	$35	$73	$69
Stock options and equivalents	8	9	16	15
Stock-based compensation expense, before income taxes	43	44	89	84
Related tax benefit	(16)	(17)	(34)	(33)
Stock-based compensation expense, net of tax benefit	$27	$27	$55	$51

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the six months ended June 30, 2015, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $59.18. RSUs granted during the first six months of 2015 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance goals. Compensation expense is recorded based on the probable outcome of the performance conditions. During the six months ended June 30, 2015, the Company also granted 2 million stock options with a weighted average exercise price of $59.60. Stock options granted during the first six months of 2015 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at June 30, 2015 was $271 million, which is expected to be recognized over a weighted average period of 2.6 years. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2015 was $66 million, which is expected to be recognized over a weighted average period of 2.8 years.

3) DISCONTINUED OPERATIONS
During 2014, the Company completed the disposition of Outdoor Americas. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements. In connection with the Company’s plan to dispose of Outdoor Americas, in January 2014 Outdoor Americas borrowed $1.60 billion. On April 2, 2014, Outdoor Americas completed an IPO through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. Proceeds from the IPO aggregated $615 million, net of underwriting discounts and commissions. The Company received $2.04 billion of the combined IPO and debt proceeds from Outdoor Americas. On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through a tax-free split-off through which the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares, or approximately 81% of Outdoor Americas common stock that it owned.

The following table sets forth details of the net earnings from discontinued operations.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenues from discontinued operations	$334	$622
Earnings from discontinued operations	$40	$54
Income tax provision	(14)	(22)
Net earnings from discontinued operations, net of tax	26	32
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	5	5
Net earnings from discontinued operations attributable to CBS Corp.	$21	$27
Noncurrent liabilities of discontinued operations of $88 million and $118 million at June 30, 2015 and December 31, 2014, respectively, primarily include tax reserves related to previously disposed businesses and the carrying value of a guarantee liability associated with the Company’s disposition of its outdoor advertising business in Europe (“Outdoor Europe”) of approximately $28 million at both June 30, 2015 and December 31, 2014 (See Note 10).

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At	At
	June 30, 2015	December 31, 2014
Program rights	$1,632	$1,471
Television programming:
Released (including acquired libraries)	1,051	983
In process and other	153	179
Theatrical programming:
Released	27	23
In process and other	46	36
Publishing, primarily finished goods	52	47
Total programming and other inventory	2,961	2,739
Less current portion	1,156	922
Total noncurrent programming and other inventory	$1,805	$1,817

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At June 30, 2015, NAI directly or indirectly owned approximately 79.6% of CBS Corp.’s voting Class A Common Stock, and owned approximately 8.1% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $54 million and $48 million for the three months ended June 30, 2015 and 2014, respectively, and $100 million and $83 million for the six months ended June 30, 2015 and 2014, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $5 million and $3 million for the three months ended June 30, 2015 and 2014, respectively, and $11 million and $8 million for the six months ended June 30, 2015 and 2014, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at June 30, 2015 and December 31, 2014.

	At	At
	June 30, 2015	December 31, 2014
Receivables	$86	$107
Other assets (Receivables, noncurrent)	76	76
Total amounts due from Viacom Inc.	$162	$183

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $23 million and $26 million for the three months ended June 30, 2015 and 2014, respectively, and $71 million and $63 million for the six months ended June 30, 2015 and 2014, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.
6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	June 30, 2015	December 31, 2014
Commercial paper	$394	$616
Senior debt (1.95% - 7.875% due 2016 - 2045) (a)	7,615	6,433
Obligations under capital leases	91	97
Total debt	8,100	7,146
Less commercial paper	394	616
Less current portion of long-term debt	20	20
Total long-term debt, net of current portion	$7,686	$6,510
(a) At June 30, 2015 and December 31, 2014, the senior debt balances included (i) a net unamortized discount of $33 million and $21 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $14 million, respectively. At June 30, 2015, the senior debt balances also included an increase in the carrying value of the debt relating to outstanding fair value hedges of $3 million. Such amount was minimal at December 31, 2014. The face value of the Company’s senior debt was $7.64 billion and $6.44 billion at June 30, 2015 and December 31, 2014, respectively.

During July 2015, the Company issued $800 million of 4.00% senior notes due 2026. During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045. The Company is using the net proceeds from these issuances for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

At June 30, 2015, the Company classified $200 million of debt maturing in January 2016 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $394 million at June 30, 2015 and $616 million at December 31, 2014 at weighted average interest rates of 0.47% and 0.46%, respectively and with maturities of less than forty-five days.

Credit Facility
At June 30, 2015, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2015, the Company’s Consolidated Leverage Ratio was approximately 2.5x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2015, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$8	$8	$—	$—
Interest cost	53	59	4	6
Expected return on plan assets	(66)	(66)	—	—
Amortization of actuarial loss (gain) (a)	20	16	(5)	(5)
Net periodic cost	$15	$17	$(1)	$1

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$16	$16	$—	$—
Interest cost	105	118	9	12
Expected return on plan assets	(131)	(132)	—	—
Amortization of actuarial loss (gain) (a)	40	32	(10)	(10)
Net periodic cost	$30	$34	$(1)	$2
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.
8) STOCKHOLDERS’ EQUITY
During the second quarter of 2015, the Company repurchased 13.2 million shares of its Class B Common Stock under its share repurchase program for $799 million, at an average cost of $60.38 per share. During the six months ended June 30, 2015, the Company repurchased 30.5 million shares of its Class B Common Stock for $1.80 billion, at an average cost of $59.07 per share, leaving $3.00 billion of authorization at June 30, 2015.

During the second quarter of 2015, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $75 million, payable on July 1, 2015.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Change in Fair Value of Cash Flow Hedges		Accumulated Other Comprehensive Loss
At December 31, 2014	$158	$(892)		$(1)		$(735)
Other comprehensive income (loss) before reclassifications	(2)	—		(1)		(3)
Reclassifications to net earnings	—	18	(a)	2	(b)	20
Net other comprehensive income (loss)	(2)	18		1		17
At June 30, 2015	$156	$(874)		$—		$(718)

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Unrealized Gain on Securities	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss
At December 31, 2013	$166	$(729)		$3	$15	$(545)
Other comprehensive income (loss) before reclassifications	(7)	—		—	15	8
Reclassifications to net earnings	—	14	(a)	—	—	14
Net other comprehensive income (loss)	(7)	14		—	15	22
At June 30, 2014	$159	$(715)		$3	$30	$(523)

(a)	Reflects amortization of net actuarial losses. See Note 7.

(b)	Reflects loss recognized on designated foreign exchange contracts. See Note 12.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $12 million and $8 million for the six months ended June 30, 2015 and 2014, respectively.
9) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes was $165 million for the three months ended June 30, 2015 and $217 million for the three months ended June 30, 2014, reflecting an effective income tax rate of 32.8% and 33.6%, respectively. For the six months ended June 30, 2015, the provision for income taxes was $368 million compared to $451 million for the six months ended June 30, 2014, reflecting an effective income tax rate of 33.1% and 33.4%, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the first quarter of 2015, the Company and the IRS settled the Company’s income tax audit for the years 2011 and 2012, which did not have a material effect on the Company’s consolidated financial statements. The IRS is expected to commence its examination of the years 2013 and 2014 during the fourth quarter of 2015. During the second quarter of 2015, the reserve for uncertain tax positions decreased by $14 million as a result of a payment in a foreign jurisdiction for a tax matter related to a previously disposed business that is accounted for as a discontinued operation. During the next six months, the Company expects an additional decrease to its reserve for uncertain tax positions of approximately $14 million, plus accrued interest, relating to this matter. The Company is currently contesting this matter with the taxing authority. In addition, various tax years are currently under examination by state and local and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company currently believes that it is reasonably possible that the reserve for uncertain tax positions will change within the next twelve months; however, as it is difficult to predict the final outcome of any particular tax matter, an estimate of any additional impact to the reserve for uncertain tax positions cannot currently be determined.
10) COMMITMENTS AND CONTINGENCIES
Guarantees
During 2013, the Company completed the sale of Outdoor Europe. The Company continues to be the guarantor of certain of Outdoor Europe’s obligations, including franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At June 30, 2015, the total franchise payment obligations under these agreements are estimated to be approximately $136 million, which will decrease on a monthly basis thereafter. The carrying value of the guarantee liability of approximately $28 million at both June 30, 2015 and December 31, 2014 is included in ‘‘Liabilities of discontinued operations’’ on the Consolidated Balance Sheets.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2015, the outstanding letters of credit and surety bonds approximated $196 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2015, the Company had pending approximately 38,000 asbestos claims, as compared with approximately 41,100 as of December 31, 2014 and 43,730 as of June 30, 2014. During the second quarter of 2015, the Company received approximately 1,020 new claims and closed or moved to an inactive docket approximately 3,110 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2014 and 2013 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $11 million and $29 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
11) RESTRUCTURING CHARGES
During the second quarter of 2015, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $55 million, reflecting $34 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs.
During the year ended December 31, 2014, the Company recorded restructuring charges of $26 million, reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

As of June 30, 2015, the cumulative settlements for the 2015 and 2014 restructuring charges were $24 million, of which $17 million was for severance costs and $7 million was for costs associated with contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2016.

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	June 30, 2015
Entertainment	$6	$12	$(4)	$14
Local Broadcasting	10	43	(11)	42
Corporate	2	—	(1)	1
Total	$18	$55	$(16)	$57

	2014	2014	Balance at
	Charges	Settlements	December 31, 2014
Entertainment	$8	$(2)	$6
Publishing	1	(1)	—
Local Broadcasting	14	(4)	10
Corporate	3	(1)	2
Total	$26	$(8)	$18
12) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures. At June 30, 2015 and December 31, 2014, the carrying value of the Company’s senior debt was $7.62 billion and $6.43 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $7.96 billion and $7.15 billion, respectively.

The Company uses derivative financial instruments primarily to modify its exposure to market risks from fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign Exchange Contracts

Foreign exchange forward contracts have principally been used to hedge projected cash flows, generally within the next twelve months, in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar.  The Company designates forward contracts used to hedge projected future production costs as cash flow hedges.  Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income (“OCI”) and reclassified to the statement of operations when the hedged item is recognized.  Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows.

At June 30, 2015 and December 31, 2014, the notional amount of all foreign exchange contracts was $296 million and $152 million, respectively.

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

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended
	June 30,
	2015	2014	Financial Statement Account
Non-designated foreign exchange contracts	$(7)	$(2)	Other items, net

Designated interest rate swaps	$3	$—	Interest expense

	Six Months Ended
	June 30,
	2015	2014	Financial Statement Account
Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$(1)	$(1)	Change in fair value of cash flow hedges
Reclassified from accumulated OCI	$(2)	$(1)	Programming costs

Non-designated hedging instruments	$6	$(2)	Other items, net

Designated interest rate swaps	$5	$—	Interest expense
The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Investments	$77	$—	$—	$77
Interest rate swaps	—	3	—	3
Foreign exchange contracts	—	8	—	8
Total Assets	$77	$11	$—	$88
Liabilities:
Deferred compensation	$—	$314	$—	$314
Foreign exchange contracts	—	3	—	3
Total Liabilities	$—	$317	$—	$317

At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Investments	$80	$—	$—	$80
Foreign exchange contracts	—	6	—	6
Total Assets	$80	$6	$—	$86
Liabilities:
Deferred compensation	$—	$307	$—	$307
Foreign exchange contracts	—	2	—	2
Total Liabilities	$—	$309	$—	$309
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

13) REPORTABLE SEGMENTS
The following tables set forth the Company’s financial performance by reportable segment. The Company’s operating segments, which are the same as its reportable segments, have been determined in accordance with the Company’s internal management structure, which is organized based upon products and services.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Entertainment	$1,785	$1,835	$4,046	$4,138
Cable Networks	615	516	1,154	1,053
Publishing	199	211	344	364
Local Broadcasting	654	665	1,250	1,291
Corporate/Eliminations	(34)	(39)	(75)	(88)
Total Revenues	$3,219	$3,188	$6,719	$6,758

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Intercompany Revenues:
Entertainment	$34	$39	$74	$85
Local Broadcasting	3	5	6	8
Total Intercompany Revenues	$37	$44	$80	$93
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment Operating Income (Loss):
Entertainment	$262	$341	$608	$761
Cable Networks	220	213	471	467
Publishing	25	23	37	34
Local Broadcasting	198	215	359	394
Corporate	(64)	(62)	(132)	(135)
Total Segment Operating Income	641	730	1,343	1,521
Restructuring charges	(55)	—	(55)	—
Operating income	586	730	1,288	1,521
Interest expense	(94)	(94)	(187)	(187)
Interest income	7	3	12	6
Other items, net	4	6	—	11
Earnings from continuing operations before income taxes and equity in loss of investee companies	503	645	1,113	1,351
Provision for income taxes	(165)	(217)	(368)	(451)
Equity in loss of investee companies, net of tax	(6)	(10)	(19)	(20)
Net earnings from continuing operations	332	418	726	880
Net earnings from discontinued operations, net of tax	—	21	—	27
Net earnings	$332	$439	$726	$907

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Depreciation and Amortization:
Entertainment	$32	$35	$64	$72
Cable Networks	6	6	12	11
Publishing	2	1	3	3
Local Broadcasting	19	23	40	44
Corporate	7	6	15	12
Total Depreciation and Amortization	$66	$71	$134	$142

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock-based Compensation:
Entertainment	$16	$15	$32	$29
Cable Networks	2	3	5	5
Publishing	1	1	2	2
Local Broadcasting	9	8	16	15
Corporate	15	17	34	33
Total Stock-based Compensation	$43	$44	$89	$84

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Capital Expenditures:
Entertainment	$13	$20	$21	$37
Cable Networks	2	3	3	5
Publishing	2	1	2	1
Local Broadcasting	11	12	18	20
Corporate	1	5	2	6
Total Capital Expenditures	$29	$41	$46	$69

	At	At
	June 30, 2015	December 31, 2014
Assets:
Entertainment	$10,282	$10,469
Cable Networks	2,260	2,113
Publishing	937	990
Local Broadcasting	9,520	9,585
Corporate	633	876
Discontinued operations	30	39
Total Assets	$23,662	$24,072

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

	Statement of Operations
	For the Three Months Ended June 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$34	$3	$3,182	$—	$3,219
Expenses:
Operating	14	2	1,891	—	1,907
Selling, general and administrative	12	55	538	—	605
Restructuring charges	—	—	55	—	55
Depreciation and amortization	2	5	59	—	66
Total expenses	28	62	2,543	—	2,633
Operating income (loss)	6	(59)	639	—	586
Interest (expense) income, net	(118)	(99)	130	—	(87)
Other items, net	1	(11)	14	—	4
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(111)	(169)	783	—	503
Benefit (provision) for income taxes	36	55	(256)	—	(165)
Equity in earnings (loss) of investee companies, net of tax	407	149	(6)	(556)	(6)
Net earnings	$332	$35	$521	$(556)	$332
Total comprehensive income	$343	$34	$542	$(576)	$343

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Six Months Ended June 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$65	$6	$6,648	$—	$6,719
Expenses:
Operating	30	3	4,016	—	4,049
Selling, general and administrative	24	116	1,053	—	1,193
Restructuring charges	—	—	55	—	55
Depreciation and amortization	3	10	121	—	134
Total expenses	57	129	5,245	—	5,431
Operating income (loss)	8	(123)	1,403	—	1,288
Interest (expense) income, net	(233)	(197)	255	—	(175)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(225)	(320)	1,658	—	1,113
Benefit (provision) for income taxes	73	104	(545)	—	(368)
Equity in earnings (loss) of investee companies, net of tax	878	464	(19)	(1,342)	(19)
Net earnings	$726	$248	$1,094	$(1,342)	$726
Total comprehensive income	$743	$247	$1,115	$(1,362)	$743

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At June 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$27	$1	$292	$—	$320
Receivables, net	24	2	3,098	—	3,124
Programming and other inventory	3	2	1,151	—	1,156
Prepaid expenses and other current assets	185	32	442	(27)	632
Total current assets	239	37	4,983	(27)	5,232
Property and equipment	51	163	2,976	—	3,190
Less accumulated depreciation and amortization	25	108	1,681	—	1,814
Net property and equipment	26	55	1,295	—	1,376
Programming and other inventory	6	7	1,792	—	1,805
Goodwill	98	62	6,503	—	6,663
Intangible assets	—	—	5,997	—	5,997
Investments in consolidated subsidiaries	42,042	12,149	—	(54,191)	—
Other assets	213	12	2,364	—	2,589
Intercompany	—	2,450	22,896	(25,346)	—
Total Assets	$42,624	$14,772	$45,830	$(79,564)	$23,662
Liabilities and Stockholders’ Equity
Accounts payable	$2	$19	$177	$—	$198
Participants’ share and royalties payable	—	—	975	—	975
Program rights	4	2	400	—	406
Commercial paper	394	—	—	—	394
Current portion of long-term debt	4	—	16	—	20
Accrued expenses and other current liabilities	403	210	888	(27)	1,474
Total current liabilities	807	231	2,456	(27)	3,467
Long-term debt	7,565	—	121	—	7,686
Other liabilities	2,943	245	3,358	—	6,546
Intercompany	25,346	—	—	(25,346)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	44,090	—	60,894	(60,894)	44,090
Retained earnings (deficit)	(21,205)	14,508	(17,017)	2,509	(21,205)
Accumulated other comprehensive income (loss)	(718)	(4)	102	(98)	(718)
	22,168	14,627	44,695	(59,322)	22,168
Less treasury stock, at cost	16,205	331	4,800	(5,131)	16,205
Total Stockholders’ Equity	5,963	14,296	39,895	(54,191)	5,963
Total Liabilities and Stockholders’ Equity	$42,624	$14,772	$45,830	$(79,564)	$23,662

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(301)	$(150)	$1,314	$—	$863
Investing Activities:
Capital expenditures	—	(2)	(44)	—	(46)
Investments in and advances to investee companies	—	—	(55)	—	(55)
Proceeds from dispositions	—	—	59	—	59
Other investing activities	4	—	(1)	—	3
Net cash flow provided by (used for) investing activities from continuing operations	4	(2)	(41)	—	(39)
Net cash flow used for investing activities from discontinued operations	(3)	—	—	—	(3)
Net cash flow provided by (used for) investing activities	1	(2)	(41)	—	(42)
Financing Activities:
Repayments of short-term debt borrowings, net	(222)	—	—	—	(222)
Proceeds from issuance of notes, net	1,178	—	—	—	1,178
Payment of capital lease obligations	—	—	(8)	—	(8)
Dividends	(155)	—	—	—	(155)
Purchase of Company common stock	(1,832)	—	—	—	(1,832)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(95)	—	—	—	(95)
Proceeds from exercise of stock options	123	—	—	—	123
Excess tax benefit from stock-based compensation	82	—	—	—	82
Increase (decrease) in intercompany payables	1,185	152	(1,337)	—	—
Net cash flow provided by (used for) financing activities	264	152	(1,345)	—	(929)
Net decrease in cash and cash equivalents	(36)	—	(72)	—	(108)
Cash and cash equivalents at beginning of period	63	1	364	—	428
Cash and cash equivalents at end of period	$27	$1	$292	$—	$320

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(334)	$(166)	$1,124	$—	$624
Investing Activities:
Capital expenditures	—	(6)	(63)	—	(69)
Investments in and advances to investee companies	—	—	(64)	—	(64)
Proceeds from sale of investments	1	1	1	—	3
Proceeds from dispositions	—	—	5	—	5
Other investing activities	—	—	(1)	—	(1)
Net cash flow provided by (used for) investing activities from continuing operations	1	(5)	(122)	—	(126)
Net cash flow used for investing activities from discontinued operations	—	—	(23)	—	(23)
Net cash flow provided by (used for) investing activities	1	(5)	(145)	—	(149)
Financing Activities:
Repayments of short-term debt borrowings, net	(94)	—	—	—	(94)
Repayment of notes	(99)	—	—	—	(99)
Payment of capital lease obligations	—	—	(8)	—	(8)
Dividends	(145)	—	—	—	(145)
Purchase of Company common stock	(2,468)	—	—	—	(2,468)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(145)	—	—	—	(145)
Proceeds from exercise of stock options	192	—	—	—	192
Excess tax benefit from stock-based compensation	204	—	—	—	204
Increase (decrease) in intercompany payables	2,852	171	(3,023)	—	—
Net cash flow provided by (used for) financing activities from continuing operations	297	171	(3,031)	—	(2,563)
Net cash flow provided by financing activities from discontinued operations	—	—	2,175	—	2,175
Net cash flow provided by (used for) financing activities	297	171	(856)	—	(388)
Net (decrease) increase in cash and cash equivalents	(36)	—	123	—	87
Cash and cash equivalents at beginning of period (includes $29 of discontinued operations cash)	80	1	316	—	397
Cash and cash equivalents at end of period (includes $223 of discontinued operations cash)	$44	$1	$439	$—	$484

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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

Revenues of $3.22 billion for the three months ended June 30, 2015, increased 1%, compared with $3.19 billion for the same prior-year period, reflecting 28% higher affiliate and subscription fees, principally from Showtime Networks' distribution of a pay-per-view boxing event as well as 40% growth in fees received from CBS Television Network-affiliated television stations ("station affiliation fees") and retransmission revenues. Advertising revenues decreased 3% and content licensing and distribution revenues decreased 10%, primarily reflecting a decrease in domestic television licensing revenues as the second quarter of 2014 included a significant streaming sale of Criminal Minds, partially offset by higher international licensing revenues.

For the six months ended June 30, 2015, revenues of $6.72 billion decreased 1%, compared with $6.76 billion for the same prior-year period. Advertising revenues declined 4%, driven by the broadcast of one fewer National Football League (“NFL”) playoff game on the CBS Television Network in 2015 and lower Local Broadcasting advertising revenues. Content licensing and distribution revenues decreased 7% reflecting lower domestic television licensing revenues, partially offset by higher international licensing revenues. Affiliate and subscription fee revenues grew 20%, a result of higher revenues from pay-per-view boxing events and growth in station affiliation fees, retransmission revenues, and cable affiliate fees.

Operating income of $586 million for the second quarter of 2015 decreased 20% from $730 million for the same prior-year period and for the first six months of 2015 decreased 15% to $1.29 billion from $1.52 billion, primarily reflecting an increased investment in programming and digital distribution initiatives. Pay-per-view boxing events did not have a significant impact on operating income as the revenues were significantly offset by the associated costs. Comparability of operating income for both the three and six months ended June 30, 2015 was also impacted by 2015 restructuring charges of $55 million, which were primarily related to the Company's radio and television station operations. These restructuring activities are expected to reduce the Company's annual cost structure by approximately $70 million.

Diluted earnings per share from continuing operations (“EPS”) was $.67 for the second quarter of 2015 compared with $.72 for the same prior-year period and for the six months ended June 30, 2015 was $1.45 compared with $1.49 for the same prior-year period. Adjusted diluted EPS, which excludes the impact of the restructuring charges,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

was $.74 for the second quarter of 2015 and $1.52 for the six months ended June 30, 2015. The EPS comparison benefited from lower weighted average shares outstanding as a result of the Company's ongoing share repurchase program and the split-off of CBS Outdoor Americas Inc. (“Outdoor Americas”) in the third quarter of 2014 (the “Split-Off”). The following tables present adjusted net earnings from continuing operations and adjusted diluted EPS from continuing operations, which are non-GAAP financial measures, and a reconciliation of these adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company believes that presenting its financial results adjusted for the impact of the restructuring charges is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the current underlying performance of the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings from continuing operations	$332	$418	$726	$880
Exclude:
Restructuring charges (net of tax benefit of $22 million)	33	—	33	—
Adjusted net earnings from continuing operations	$365	$418	$759	$880

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Diluted EPS from continuing operations	$.67	$.72	$1.45	$1.49
Exclude:
Restructuring charges	.07	—	.07	—
Adjusted diluted EPS from continuing operations	$.74	$.72	$1.52	$1.49

During the second quarter of 2015, the Company repurchased 13.2 million shares of its Class B Common Stock under its share repurchase program for $799 million, at an average cost of $60.38 per share. During the six months ended June 30, 2015, the Company repurchased 30.5 million shares of its Class B Common Stock for $1.80 billion, at an average cost of $59.07 per share. As of June 30, 2015, the Company had $3.00 billion of authorization remaining on its share repurchase program.

During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045, and during July 2015, the Company issued $800 million of 4.00% senior notes due 2026. The Company is using the net proceeds from these offerings for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings. The Company had $8.49 billion of long-term debt outstanding at July 31, 2015 at a weighted average interest rate of 4.67%.

Free cash flow for the six months ended June 30, 2015 was $835 million compared with $524 million for the same prior-year period. The Company generated operating cash flow from continuing operations of $881 million for the six months ended June 30, 2015 versus $593 million for the comparable prior-year period. The increase in operating cash flows primarily reflects lower income tax payments, the timing of receipts and payments relating to pay-per-view boxing events, and higher collections from licensing arrangements. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages 36 - 37 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations
Three and Six Months Ended June 30, 2015 versus Three and Six Months Ended June 30, 2014
Revenues

The following table presents the Company’s consolidated revenues by type for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2015		2014		$	%
Advertising	$1,594	50%	$1,636	51%	$(42)	(3)%
Content licensing and distribution	815	25%	903	28%	(88)	(10)%
Affiliate and subscription fees	752	23%	586	19%	166	28%
Other	58	2%	63	2%	(5)	(8)%
Total Revenues	$3,219	100%	$3,188	100%	$31	1%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2015		2014		$	%
Advertising	$3,378	50%	$3,509	52%	$(131)	(4)%
Content licensing and distribution	1,843	27%	1,976	29%	(133)	(7)%
Affiliate and subscription fees	1,380	21%	1,153	17%	227	20%
Other	118	2%	120	2%	(2)	(2)%
Total Revenues	$6,719	100%	$6,758	100%	$(39)	(1)%

Advertising revenues for the three months ended June 30, 2015 decreased $42 million, or 3%, to $1.59 billion principally driven by lower radio advertising revenues, the disposition of an Internet business in China during the first quarter of 2015, and the timing of certain sporting events broadcast on the CBS Television Network. Advertising revenues for the six months ended June 30, 2015, decreased $131 million, or 4%, to $3.38 billion, driven by the broadcast of one fewer NFL playoff game in 2015 and the timing of certain other sporting events broadcast on the CBS Television Network, as well as lower Local Broadcasting advertising revenues.

The Company recently completed the CBS Television Network’s upfront advertising sales (“Upfront”) for the 2015/2016 television broadcast season, which runs from the middle of September 2015, through the middle of September 2016. A significant portion of advertising spots for the CBS Television Network’s non-sports programming is sold during the Upfront each year. Compared with the prior season, this year’s Upfront concluded with pricing increases and lower overall volume, resulting in more advertising spots available in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. Overall advertising revenues for the Company will be dependent on ratings for its programming and demand in the overall advertising marketplace. Additionally, in the second half of 2015 the local advertising revenue comparison will be impacted by the benefit in 2014 from political advertising spending associated with midterm elections.

Content licensing and distribution revenues for the three months ended June 30, 2015 decreased $88 million, or 10%, to $815 million primarily reflecting lower domestic television licensing revenues as the second quarter of 2014 included a significant streaming sale of Criminal Minds, partially offset by higher international television licensing revenues in 2015. For the six months ended June 30, 2015 content licensing and distribution revenues decreased $133 million, or 7%, to $1.84 billion reflecting lower domestic television licensing revenues, partially

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

offset by higher international television licensing revenues. For the remainder of 2015, the content licensing and distribution revenue comparison will continue to be impacted by fluctuations resulting from the timing of the availability of Company-owned television series for multiyear licensing agreements as these revenues are recognized at the beginning of the license period.

Affiliate and subscription fees for the three months ended June 30, 2015 increased $166 million, or 28%, to $752 million and for the six months ended June 30, 2015 increased $227 million, or 20%, to $1.38 billion. These increases were principally driven by higher revenues from pay-per-view boxing events, as well as growth in station affiliation fees, retransmission revenues, and cable affiliate fees from growth in rates. For the remainder of 2015, the Company expects continued growth in affiliate and subscription fees. Over the next few years the Company expects to renew a significant portion of its agreements with station affiliates and MVPDs, which is expected to result in continued future growth in affiliate and subscription fees.

International Revenues
The Company generated approximately 14% and 12% of its total revenues from international regions for the three months ended June 30, 2015 and 2014, respectively, and generated 15% and 14% of its total revenues from international regions for the six months ended June 30, 2015 and 2014, respectively.

Operating Expenses
The following table presents the Company’s consolidated operating expenses by type for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2015		2014		$	%
Programming	$683	36%	$558	31%	$125	22%
Production	600	32%	556	31%	44	8%
Participation, distribution and royalty	244	12%	311	17%	(67)	(22)%
Other	380	20%	373	21%	7	2%
Total Operating Expenses	$1,907	100%	$1,798	100%	$109	6%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2015		2014		$	%
Programming	$1,515	38%	$1,437	37%	$78	5%
Production	1,257	31%	1,155	29%	102	9%
Participation, distribution and royalty	546	13%	606	16%	(60)	(10)%
Other	731	18%	721	18%	10	1%
Total Operating Expenses	$4,049	100%	$3,919	100%	$130	3%
Programming expenses for the three months ended June 30, 2015 increased $125 million, or 22%, to $683 million from $558 million for the same prior-year period and for the six months ended June 30, 2015, increased $78 million, or 5%, to $1.52 billion for the same prior-year period. These increases were primarily driven by higher sports programming costs, mainly associated with Showtime Networks’ distribution of a pay-per-view boxing event.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Production expenses for the three months ended June 30, 2015 increased $44 million, or 8%, to $600 million from $556 million for the same prior-year period and increased $102 million, or 9%, to $1.26 billion for the six months ended June 30, 2015, primarily reflecting an increased investment in internally developed television series.

Participation, distribution and royalty expenses for the three months ended June 30, 2015 decreased $67 million, or 22%, to $244 million from $311 million for the same prior-year period, primarily reflecting lower participations and residuals associated with lower television licensing revenues. For the six months ended June 30, 2015, participation, distribution and royalty expenses decreased $60 million, or 10%, to $546 million compared with the same prior-year period principally reflecting lower costs for feature films and books as well as lower participations and residuals associated with lower television licensing revenues.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $16 million, or 3%, to $605 million for the three months ended June 30, 2015, and increased $17 million, or 1%, to $1.19 billion for the six months ended June 30, 2015, primarily reflecting higher employee-related costs. SG&A expenses as a percentage of revenues for the three and six months ended June 30, 2015 were 19% and 18%, respectively, versus 18% and 17% for the same prior-year periods.

Restructuring Charges

During the second quarter of 2015, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $55 million, reflecting $34 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs. These restructuring activities are expected to reduce the Company’s annual cost structure by approximately $70 million.
During the year ended December 31, 2014, the Company recorded restructuring charges of $26 million, reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations.
As of June 30, 2015, the cumulative settlements for the 2015 and 2014 restructuring charges were $24 million, of which $17 million was for severance costs and $7 million was for costs associated with contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2016.

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	June 30, 2015
Entertainment	$6	$12	$(4)	$14
Local Broadcasting	10	43	(11)	42
Corporate	2	—	(1)	1
Total	$18	$55	$(16)	$57

	2014	2014	Balance at
	Charges	Settlements	December 31, 2014
Entertainment	$8	$(2)	$6
Publishing	1	(1)	—
Local Broadcasting	14	(4)	10
Corporate	3	(1)	2
Total	$26	$(8)	$18

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation and Amortization
For the three months ended June 30, 2015, depreciation and amortization decreased $5 million, or 7%, to $66 million and for the six months ended June 30, 2015, depreciation and amortization decreased $8 million, or 6%, to $134 million as a result of intangibles and property and equipment that became fully amortized.

Interest Expense
For the three and six months ended June 30, 2015, interest expense remained flat at $94 million and $187 million, respectively, compared with the same prior-year periods.

At June 30, 2015 and 2014, the Company had $7.71 billion and $5.87 billion of long-term debt outstanding, at weighted average interest rates of 4.74% and 5.93%, respectively. During July 2015, the Company issued $800 million of 4.00% senior notes due 2026. At July 31, 2015, the Company had $8.49 billion of long-term debt outstanding at a weighted average interest rate of 4.67%. At June 30, 2015 and 2014 the Company also had $394 million and $381 million of outstanding commercial paper borrowings at weighted average interest rates of 0.47% and 0.28%, respectively.

Interest Income
For the three months ended June 30, 2015, interest income increased $4 million to $7 million and for the six months ended June 30, 2015, interest income increased $6 million to $12 million.

Other Items, Net
For the six months ended June 30, 2015, “Other items, net” principally included foreign exchange losses of $18 million ($11 million, net of tax) associated with the strengthening of the U.S. dollar during the period, offset by a gain of $19 million ($3 million, net of tax) on the sale of an Internet business in China. For the three months ended June 30, 2015 and the three and six months ended June 30, 2014, “Other items, net” primarily consisted of foreign exchange gains.
Provision for Income Taxes
The provision for income taxes was $165 million for the three months ended June 30, 2015 and $217 million for the three months ended June 30, 2014, reflecting an effective income tax rate of 32.8% and 33.6%, respectively. For the six months ended June 30, 2015, the provision for income taxes was $368 million compared to $451 million for the six months ended June 30, 2014, reflecting an effective income tax rate of 33.1% and 33.4%, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax
Equity in loss of investee companies, net of tax, reflects the Company’s share of the operating results of its equity investments. For the three months ended June 30, 2015, equity in loss of investee companies, net of tax, decreased $4 million to a loss of $6 million compared to the same prior-year period. For the six months ended June 30, 2015, equity in loss of investee companies, net of tax, decreased $1 million to a loss of $19 million compared to the same prior-year period.

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations
Net earnings from continuing operations of $332 million for the three months ended June 30, 2015 decreased $86 million, or 21%, versus $418 million for the same prior-year period and for the six months ended June 30, 2015 decreased $154 million, or 18%, to $726 million compared with $880 million for the same prior-year period. Diluted EPS from continuing operations decreased $.05 to $.67 for the second quarter of 2015 and decreased $.04 to $1.45 for the six months ended June 30, 2015 compared with the same prior-year periods. These decreases were primarily driven by the decline in operating income. Comparability of results for both the three and six months ended June 30, 2015 was impacted by 2015 restructuring charges of $33 million, net of tax ($.07 per diluted share). The impact on EPS from the net earnings decline was partially offset by lower weighted average shares outstanding as a result of the Company's ongoing share repurchase program and the Split-Off of Outdoor Americas during the third quarter of 2014.

Net Earnings from Discontinued Operations
Net earnings from discontinued operations of $21 million and $27 million for the three and six months ended June 30, 2014, respectively, reflected the results of Outdoor Americas, which was disposed of in third quarter of 2014.

Net Earnings and Diluted EPS
For the three months ended June 30, 2015, net earnings of $332 million decreased $107 million, or 24%, from $439 million for the same prior-year period and diluted EPS of $.67 decreased $.09, or 12%, from $.76 for the same prior-year period. For the six months ended June 30, 2015, net earnings were $726 million compared to $907 million for the same prior-year period and diluted EPS of $1.45 decreased $.09, or 6%, from $1.54 for the same prior-year period.

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Six Months Ended
	June 30,
	2015	2014
Net cash flow provided by operating activities	$863	$624
Capital expenditures	(46)	(69)
Exclude operating cash flow from discontinued operations	(18)	31
Free cash flow	$835	$524

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations
The Company presents operating income (loss) excluding restructuring charges and impairment charges, if any, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company began presenting Segment Operating Income as its segment profit measure in the first quarter of 2015 in order to align with the primary method the Company's management began using in 2015 to evaluate segment performance and to make decisions regarding the allocation of resources to its segments. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings is presented in Note 13 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Entertainment	$1,785	$1,835	$4,046	$4,138
Cable Networks	615	516	1,154	1,053
Publishing	199	211	344	364
Local Broadcasting	654	665	1,250	1,291
Corporate/Eliminations	(34)	(39)	(75)	(88)
Total Revenues	$3,219	$3,188	$6,719	$6,758
Segment Operating Income (Loss):
Entertainment	$262	$341	$608	$761
Cable Networks	220	213	471	467
Publishing	25	23	37	34
Local Broadcasting	198	215	359	394
Corporate	(64)	(62)	(132)	(135)
Total Segment Operating Income	641	730	1,343	1,521
Restructuring charges	(55)	—	(55)	—
Total Operating Income	$586	$730	$1,288	$1,521
Depreciation and Amortization:
Entertainment	$32	$35	$64	$72
Cable Networks	6	6	12	11
Publishing	2	1	3	3
Local Broadcasting	19	23	40	44
Corporate	7	6	15	12
Total Depreciation and Amortization	$66	$71	$134	$142

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films)
(Contributed 55% and 60% to consolidated revenues for the three and six months ended June 30, 2015, respectively, versus 58% and 61% for the comparable prior-year periods and 41% and 45% to total segment operating income for the three and six months ended June 30, 2015, respectively, versus 47% and 50% for the comparable prior-year periods.)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$1,785	$1,835	$4,046	$4,138
Segment Operating Income	$262	$341	$608	$761
Segment Operating Income as a % of revenues	15%	19%	15%	18%
Restructuring charges	$12	$—	$12	$—
Depreciation and amortization	$32	$35	$64	$72
Capital expenditures	$13	$20	$21	$37
Three Months Ended June 30, 2015 and 2014
For the three months ended June 30, 2015, Entertainment revenues decreased $50 million, or 3%, to $1.79 billion from $1.84 billion for the same prior-year period reflecting lower content licensing and distribution and advertising revenues, partially offset by 50% growth in affiliate and subscription fees. Content licensing and distribution revenues decreased 10% reflecting lower domestic television licensing revenues, principally as a result of a significant streaming sale of Criminal Minds in the second quarter of 2014, partially offset by higher international television licensing revenues. Advertising revenues decreased 2% reflecting the disposition of an Internet business in China during the first quarter of 2015 and the timing of certain sporting events broadcast on the CBS Television Network.
For the three months ended June 30, 2015, Entertainment operating income decreased $79 million, or 23%, to $262 million from $341 million for the same prior-year period, driven by lower revenues and an increased investment in programming and digital distribution initiatives. For the three months ended June 30, 2015 restructuring charges primarily reflected severance costs.
Six Months Ended June 30, 2015 and 2014
For the six months ended June 30, 2015, Entertainment revenues decreased $92 million, or 2%, to $4.05 billion from $4.14 billion for the same prior-year period reflecting lower content licensing and distribution and advertising revenues, partially offset by 44% growth in affiliate and subscription fees. Content licensing and distribution revenues decreased 7% reflecting lower domestic television licensing revenues, partially offset by higher international television licensing revenues. Advertising revenues decreased 3% mainly because of the broadcast of one fewer NFL playoff game in 2015 and the timing of certain other sporting events broadcast on the CBS Television Network.

For the six months ended June 30, 2015, Entertainment operating income decreased $153 million, or 20%, to $608 million from $761 million for the same prior-year period, driven by the decline in revenues and an increased investment in sports and entertainment programming and digital distribution initiatives.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the remainder of 2015, results are expected to benefit from continued growth in affiliate and subscription fees. In addition, comparability will be impacted by fluctuations resulting from the timing of the availability of Company-owned television series for multiyear licensing agreements as television license fee revenues are recognized at the beginning of the license period.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
(Contributed 19% and 17% to consolidated revenues for the three and six months ended June 30, 2015, respectively, versus 16% for each of the comparable prior-year periods and 34% and 35% to total segment operating income for the three and six months ended June 30, 2015, respectively, versus 29% and 31% for the comparable prior-year periods.)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$615	$516	$1,154	$1,053
Segment Operating Income	$220	$213	$471	$467
Segment Operating Income as a % of revenues	36%	41%	41%	44%
Depreciation and amortization	$6	$6	$12	$11
Capital expenditures	$2	$3	$3	$5
Three Months Ended June 30, 2015 and 2014
For the three months ended June 30, 2015, Cable Networks revenues of $615 million increased $99 million, or 19%, from $516 million for the same prior-year period, primarily reflecting revenues from the distribution of a pay-per-view boxing event. As of June 30, 2015 subscriptions totaled 77 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 55 million for CBS Sports Network and 31 million for Smithsonian Networks.
For the three months ended June 30, 2015, Cable Networks operating income increased $7 million, or 3%, to $220 million from $213 million for the same prior-year period, as the revenue growth was significantly offset by higher programming costs for the pay-per-view boxing event.
Six Months Ended June 30, 2015 and 2014
For the six months ended June 30, 2015, Cable Networks revenues increased $101 million, or 10%, to $1.15 billion from $1.05 billion for the same prior-year period, primarily driven by higher revenues from the distribution of pay-per-view boxing events. Revenue growth also reflects higher affiliate revenues from growth in rates, and increased revenues from the licensing of Showtime original series internationally, primarily from a new licensing agreement with Bell Media, partially offset by lower domestic licensing revenues as 2014 included a significant domestic streaming sale of Dexter.
For the six months ended June 30, 2015, Cable Networks operating income increased $4 million, or 1%, to $471 million from $467 million for the same prior-year period, as the revenue growth was substantially offset by higher programming costs for pay-per-view boxing events and higher advertising costs to promote Showtime original series.
In July 2015, the Company launched a Showtime-branded Internet streaming service that is available both on a stand-alone basis and through third-party Internet distributors. Subscribers to Showtime over the Internet have on demand access to Showtime original series, movies, documentaries and sports programming, as well as the live east and west coast linear feeds of Showtime.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)
(Contributed 6% and 5% to consolidated revenues for each of the three and six months ended June 30, 2015, respectively, versus 7% and 5% for the comparable prior-year periods and 4% and 3% to total segment operating income for the three and six months ended June 30, 2015, respectively, versus 3% and 2% for the comparable prior-year periods.)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$199	$211	$344	$364
Segment Operating Income	$25	$23	$37	$34
Segment Operating Income as a % of revenues	13%	11%	11%	9%
Depreciation and amortization	$2	$1	$3	$3
Capital expenditures	$2	$1	$2	$1
Three Months Ended June 30, 2015 and 2014
For the three months ended June 30, 2015, Publishing revenues decreased $12 million, or 6%, to $199 million from $211 million for the same prior-year period, reflecting lower book sales. Digital revenues represented 24% of Publishing’s total revenues for the second quarter of 2015. Best-selling titles in the second quarter of 2015 included The Wright Brothers by David McCullough and Finders Keepers by Stephen King, as well as the continued success of the Pulitzer Prize-winning 2014 release, All the Light We Cannot See by Anthony Doerr.
For the three months ended June 30, 2015, Publishing operating income increased $2 million, or 9%, to $25 million from $23 million for the same prior-year period as the revenue decline was more than offset by lower production and distribution costs.
Six Months Ended June 30, 2015 and 2014
For the six months ended June 30, 2015, Publishing revenues decreased $20 million, or 5%, to $344 million from $364 million for the same prior-year period, mainly reflecting lower print book sales.
For the six months ended June 30, 2015, Publishing operating income increased $3 million, or 9%, to $37 million from $34 million for the same prior-year period, as the revenue decline was more than offset by lower production and distribution costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)
(Contributed 20% and 19% to consolidated revenues for the three and six months ended June 30, 2015, respectively, versus 21% and 19% for the comparable prior-year periods, and 31% and 27% to total segment operating income for each of the three and six months ended June 30, 2015, respectively, versus 29% and 26% for the comparable prior-year periods.)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$654	$665	$1,250	$1,291
Segment Operating Income	$198	$215	$359	$394
Segment Operating Income as a % of revenues	30%	32%	29%	31%
Restructuring charges	$43	$—	$43	$—
Depreciation and amortization	$19	$23	$40	$44
Capital expenditures	$11	$12	$18	$20
Three Months Ended June 30, 2015 and 2014
For the three months ended June 30, 2015, Local Broadcasting revenues decreased $11 million, or 2%, to $654 million from $665 million for the same prior-year period, reflecting lower advertising revenues, partially offset by growth in affiliate and subscription fees. The lower advertising revenues primarily reflect lower political advertising and lower spending by advertisers in several industries, including entertainment, telecommunications and financial services. CBS Television Stations revenues increased 1%, and CBS Radio revenues decreased 5%.
For the three months ended June 30, 2015, Local Broadcasting operating income decreased $17 million, or 8%, to $198 million from $215 million for the same prior-year period, primarily reflecting the revenue decline. Restructuring charges of $43 million for the three months ended June 30, 2015 primarily reflected severance costs and costs associated with exiting contractual obligations at CBS Television Stations and CBS Radio.
For the remainder of 2015, affiliate and subscription fees are expected to continue to increase, while advertising revenues will be negatively impacted by lower political spending as 2014 benefited from midterm elections.
Six Months Ended June 30, 2015 and 2014
For the six months ended June 30, 2015, Local Broadcasting revenues decreased $41 million, or 3%, to $1.25 billion from $1.29 billion for the same prior-year period, reflecting lower advertising revenues, partially offset by growth in affiliate and subscription fees. CBS Television Stations revenues decreased 1% and CBS Radio revenues decreased 6%.
For the six months ended June 30, 2015, Local Broadcasting operating income decreased $35 million, or 9%, to $359 million from $394 million for the same prior-year period, primarily reflecting the revenue decline.
As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, based on the Company's most recent annual impairment tests for goodwill and FCC licenses performed during the fourth quarter of 2014, the estimated fair value of the Company’s CBS Radio reporting unit exceeded its carrying value by 5% and the carrying value of FCC licenses in eleven radio markets was within 10% of their respective estimated fair values. If recent declines in the radio marketplace become other than temporary, the results of the next impairment test, which may be interim or annual, could reflect a downward revision in the estimated fair value of this reporting unit and/or its FCC licenses, which could result in a noncash impairment charge. Any impairment charge for goodwill and/or FCC licenses could have a material adverse effect on the Company’s reported net earnings.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations.
For the three months ended June 30, 2015, corporate expenses increased $2 million, or 3%, to $64 million from $62 million for the same prior-year period due to higher employee-related costs.
For the six months ended June 30, 2015, corporate expenses decreased $3 million, or 2%, to $132 million from $135 million for the same prior-year period due to lower pension and postretirement benefit costs.
Financial Position
Current assets decreased by $357 million to $5.23 billion at June 30, 2015 from $5.59 billion at December 31, 2014, primarily reflecting lower cash and cash equivalents and accounts receivable, primarily due to seasonality, partially offset by an increase in prepaid programming inventory, reflecting the timing of payments for sports programming. The allowance for doubtful accounts as a percentage of receivables was 1.9% and 1.4% at June 30, 2015 and December 31, 2014, respectively.

Current liabilities decreased by $566 million to $3.47 billion at June 30, 2015 from $4.03 billion at December 31, 2014, primarily driven by lower commercial paper borrowings and decreases in accounts payable and accrued compensation from the timing of payments.

Long-term debt increased $1.18 billion to $7.69 billion at June 30, 2015 from $6.51 billion at December 31, 2014 primarily reflecting the issuance of $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045, during the first quarter of 2015. During July 2015, the Company issued $800 million of 4.00% senior notes due 2026.

Cash Flows
The changes in cash and cash equivalents were as follows:

	Six Months Ended
	June 30,
	2015	2014
Cash provided by (used for) operating activities from:
Continuing operations	$881	$593
Discontinued operations	(18)	31
Cash provided by operating activities	863	624
Cash used for investing activities from:
Continuing operations	(39)	(126)
Discontinued operations	(3)	(23)
Cash used for investing activities	(42)	(149)
Cash (used for) provided by financing activities from:
Continuing operations	(929)	(2,563)
Discontinued operations	—	2,175
Cash used for financing activities	(929)	(388)
Net (decrease) increase in cash and cash equivalents	$(108)	$87

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Activities. For the six months ended June 30, 2015 cash provided by operating activities from continuing operations increased $288 million to $881 million from $593 million for the same prior-year period, primarily reflecting lower income tax payments; the timing of receipts and payments relating to pay-per-view boxing events; and higher collections, resulting from increases in the Company's long-term licensing arrangements in recent years as revenues for these arrangements are recognized at the beginning of the applicable license period while the related cash is collected over the term of such license period.

Cash paid for income taxes from continuing operations for the six months ended June 30, 2015 was $125 million versus $212 million for the same prior-year period, primarily reflecting higher federal and state income tax refunds in 2015.

Cash used for operating activities from discontinued operations for the six months ended June 30, 2015 of $18 million primarily reflects a payment for a tax matter in a foreign jurisdiction related to a previously disposed business that is accounted for as a discontinued operation. During the next six months, the Company expects to make an additional payment of approximately $14 million, plus accrued interest, related to this matter.

Investing Activities. Cash used for investing activities from continuing operations of $39 million for the six months ended June 30, 2015 principally reflected capital expenditures of $46 million and investments in domestic and international television joint ventures of $55 million, partially offset by proceeds from dispositions of $59 million, primarily from the sale of an Internet business in China. Cash used for investing activities from continuing operations of $126 million for the six months ended June 30, 2014 principally reflected capital expenditures of $69 million and investments in domestic and international television joint ventures of $64 million.

Financing Activities. Cash used for financing activities of $929 million for the six months ended June 30, 2015 principally reflected the repurchase of CBS Corp. Class B Common Stock for $1.83 billion and repayments of short-term borrowings of $222 million, partially offset by proceeds from the issuance of senior notes of $1.18 billion. Cash used for financing activities from continuing operations of $2.56 billion for the six months ended June 30, 2014 principally reflected the repurchase of CBS Corp. Class B Common Stock for $2.47 billion and dividend payments of $145 million.

Cash provided by financing activities from discontinued operations of $2.18 billion for the six months ended June 30, 2014 principally reflected net proceeds from Outdoor Americas’ long-term debt borrowings and IPO.

Repurchase of Company Stock and Cash Dividends
During the second quarter of 2015, the Company repurchased 13.2 million shares of its Class B Common Stock under its share repurchase program for $799 million, at an average cost of $60.38 per share. During the six months ended June 30, 2015, the Company repurchased 30.5 million shares of its Class B Common Stock for $1.80 billion, at an average cost of $59.07 per share, leaving $3.00 billion of authorization at June 30, 2015.

During the second quarter of 2015, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $75 million, payable on July 1, 2015.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	June 30, 2015	December 31, 2014
Commercial paper	$394	$616
Senior debt (1.95% – 7.875% due 2016 – 2045) (a)	7,615	6,433
Obligations under capital leases	91	97
Total debt	8,100	7,146
Less commercial paper	394	616
Less current portion of long-term debt	20	20
Total long-term debt, net of current portion	$7,686	$6,510
(a) At June 30, 2015 and December 31, 2014, the senior debt balances included (i) a net unamortized discount of $33 million and $21 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $14 million, respectively. At June 30, 2015, the senior debt balances also included an increase in the carrying value of the debt relating to outstanding fair value hedges of $3 million. Such amount was minimal at December 31, 2014. The face value of the Company’s senior debt was $7.64 billion and $6.44 billion at June 30, 2015 and December 31, 2014, respectively.

During July 2015, the Company issued $800 million of 4.00% senior notes due 2026. During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045. The Company is using the net proceeds from these issuances for general corporate purposes, including for the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

At June 30, 2015, the Company classified $200 million of debt maturing in January 2016 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

All of the Company’s long-term debt has been issued under fixed interest rate agreements. The Company has $600 million notional amount of fixed-to-floating rate swaps outstanding to hedge its $600 million of 2.30% senior notes due 2019. These interest rate swaps are designated as fair value hedges. The swaps expose the Company to movements in short-term interest rates. Based on the amount of fixed-to-floating rate swaps at June 30, 2015, a 100 basis point change in interest rates would cause a $6 million change to pretax earnings.
Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $394 million at June 30, 2015 and $616 million at December 31, 2014 at weighted average interest rates of 0.47% and 0.46%, respectively and with maturities of less than forty-five days. The Company’s commercial paper borrowings fluctuate based on the timing of the Company’s cash requirements for its operating, investing and financing needs as well as the cash flows generated to meet these needs.
Credit Facility
At June 30, 2015, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2015, the Company’s Consolidated Leverage Ratio was approximately 2.5x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2015, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at June 30, 2015; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Funding for the Company’s long-term debt obligations due over the next five years of $2.00 billion is expected to come from the Company’s ability to refinance its debt and cash generated from operating activities.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2015, the Company had pending approximately 38,000 asbestos claims, as compared with approximately 41,100 as of December 31, 2014 and 43,730 as of June 30, 2014. During the second quarter of 2015, the Company received approximately 1,020 new claims and closed or moved to an inactive docket approximately 3,110 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2014 and 2013 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $11 million and $29 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company’s programming; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s programming; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, based on the Company’s most recent annual impairment tests for goodwill and FCC licenses performed during the fourth quarter of 2014, the estimated fair value of the Company’s CBS Radio reporting unit exceeded its carrying value by 5% and the carrying value of FCC licenses in eleven radio markets was within 10% of their respective estimated fair values. If recent declines in the radio marketplace become other than temporary, the results of the next impairment test, which may be interim or annual, could reflect a downward revision in the estimated fair value of this reporting unit and/or its FCC licenses, which could result in a noncash impairment charge. Any impairment charge for goodwill and/or FCC licenses could have a material adverse effect on the Company’s reported net earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock. Since then, various increases to such amount have been approved and announced, including most recently a $3.0 billion increase to the amount available under such program on August 7, 2014. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended June 30, 2015.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
April 1, 2015 - April 30, 2015	3.6	$61.49	3.6	$3,579
May 1, 2015 - May 31, 2015	4.4	$61.14	4.4	$3,309
June 1, 2015 - June 30, 2015	5.2	$58.97	5.2	$3,001
Total	13.2	$60.38	13.2	$3,001

Item 6.	Exhibits.

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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

(10)		Material Contracts
	(a)	CBS Corporation 2015 Equity Plan for Outside Directors (effective May 21, 2015) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

CBS CORPORATION (Registrant)

Date: August 5, 2015	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: August 5, 2015	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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

(10)		Material Contracts
	(a)	CBS Corporation 2015 Equity Plan for Outside Directors (effective May 21, 2015) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.