Form 10-Q
period 2015-09-30
CBS CORP
filed 2015-11-03
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
(212) 975-4321
Registrant's telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding at October 30, 2015:
Class A Common Stock, par value $.001 per share— 37,826,904
Class B Common Stock, par value $.001 per share— 433,702,765

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$3,257	$3,367	$9,976	$10,125
Expenses:
Operating	1,842	1,936	5,891	5,855
Selling, general and administrative	597	617	1,790	1,793
Restructuring charges (Note 12)	—	26	55	26
Impairment charge (Note 5)	—	52	—	52
Depreciation and amortization	65	68	199	210
Total expenses	2,504	2,699	7,935	7,936
Operating income	753	668	2,041	2,189
Interest expense	(102)	(89)	(289)	(276)
Interest income	6	4	18	10
Loss on early extinguishment of debt (Note 7)	—	(352)	—	(352)
Other items, net	(4)	(21)	(4)	(10)
Earnings from continuing operations before income taxes and equity in loss of investee companies	653	210	1,766	1,561
Provision for income taxes	(211)	(110)	(579)	(561)
Equity in loss of investee companies, net of tax	(16)	(28)	(35)	(48)
Net earnings from continuing operations	426	72	1,152	952
Net earnings from discontinued operations, net of tax (Note 3)	—	1,567	—	1,594
Net earnings	$426	$1,639	$1,152	$2,546

Basic net earnings per common share:
Net earnings from continuing operations	$.89	$.14	$2.36	$1.69
Net earnings from discontinued operations	$—	$2.95	$—	$2.84
Net earnings	$.89	$3.08	$2.36	$4.53

Diluted net earnings per common share:
Net earnings from continuing operations	$.88	$.13	$2.33	$1.66
Net earnings from discontinued operations	$—	$2.90	$—	$2.78
Net earnings	$.88	$3.03	$2.33	$4.44

Weighted average number of common shares outstanding:
Basic	480	532	489	562
Diluted	484	541	495	574

Dividends per common share	$.15	$.15	$.45	$.39
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$426	$1,639	$1,152	$2,546
Other comprehensive income from continuing operations, net of tax:
Cumulative translation adjustments	(5)	—	(7)	(7)
Amortization of net actuarial loss	9	6	27	20
Changes in fair value of cash flow hedges	—	—	1	—
Other comprehensive income from continuing operations, net of tax	4	6	21	13
Other comprehensive income from discontinued operations, net of tax	—	—	—	15
Reclassification from accumulated other comprehensive income (loss) from discontinued operations to net earnings	—	(30)	—	(30)
Total other comprehensive income (loss), net of tax	4	(24)	21	(2)
Total comprehensive income	$430	$1,615	$1,173	$2,544
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$133	$428
Receivables, less allowances of $63 (2015) and $50 (2014)	3,397	3,459
Programming and other inventory (Note 4)	1,420	922
Deferred income tax assets, net	122	104
Prepaid income taxes	—	161
Prepaid expenses	160	129
Other current assets	323	386
Total current assets	5,555	5,589
Property and equipment	3,226	3,164
Less accumulated depreciation and amortization	1,852	1,731
Net property and equipment	1,374	1,433
Programming and other inventory (Note 4)	1,909	1,817
Goodwill	6,663	6,698
Intangible assets	5,997	6,008
Other assets	2,741	2,527
Total Assets	$24,239	$24,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$169	$302
Accrued compensation	258	333
Participants’ share and royalties payable	926	999
Program rights	377	404
Deferred revenues	187	206
Income taxes payable	51	—
Commercial paper (Note 7)	303	616
Current portion of long-term debt (Note 7)	20	20
Accrued expenses and other current liabilities	1,141	1,153
Total current liabilities	3,432	4,033
Long-term debt (Note 7)	8,476	6,510
Pension and postretirement benefit obligations	1,491	1,564
Deferred income tax liabilities, net	1,594	1,530
Other liabilities	3,279	3,347
Liabilities of discontinued operations (Note 3)	88	118

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Class A Common stock, par value $.001 per share; 375 shares authorized; 38 (2015 and 2014) shares issued	—	—
Class B Common stock, par value $.001 per share; 5,000 shares authorized; 826 (2015) and 818 (2014) shares issued	1	1
Additional paid-in capital	44,076	44,041
Accumulated deficit	(20,779)	(21,931)
Accumulated other comprehensive loss (Note 9)	(714)	(735)
	22,584	21,376
Less treasury stock, at cost; 390 (2015) and 349 (2014) Class B shares	16,705	14,406
Total Stockholders’ Equity	5,879	6,970
Total Liabilities and Stockholders’ Equity	$24,239	$24,072
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net earnings	$1,152	$2,546
Less: Net earnings from discontinued operations	—	1,594
Net earnings from continuing operations	1,152	952
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	199	210
Impairment charge	—	52
Stock-based compensation	128	117
Equity in loss of investee companies, net of tax and distributions	37	56
Change in assets and liabilities, net of investing and financing activities	(866)	(1,151)
Net cash flow provided by operating activities from continuing operations	650	236
Net cash flow (used for) provided by operating activities from discontinued operations	(27)	52
Net cash flow provided by operating activities	623	288
Investing Activities:
Acquisitions, net of cash acquired	(7)	(27)
Capital expenditures	(104)	(112)
Investments in and advances to investee companies	(58)	(68)
Proceeds from dispositions	75	7
Other investing activities	(8)	3
Net cash flow used for investing activities from continuing operations	(102)	(197)
Net cash flow used for investing activities from discontinued operations	(4)	(271)
Net cash flow used for investing activities	(106)	(468)
Financing Activities:
Repayments of short-term debt borrowings, net	(313)	(44)
Proceeds from issuance of notes, net	1,959	1,729
Repayments of notes and debentures	—	(1,152)
Payment of capital lease obligations	(13)	(13)
Dividends	(228)	(214)
Purchase of Company common stock	(2,345)	(2,830)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(96)	(146)
Proceeds from exercise of stock options	137	237
Excess tax benefit from stock-based compensation	87	227
Net cash flow used for financing activities from continuing operations	(812)	(2,206)
Net cash flow provided by financing activities from discontinued operations	—	2,167
Net cash flow used for financing activities	(812)	(39)
Net decrease in cash and cash equivalents	(295)	(219)
Cash and cash equivalents at beginning of period (includes $29 (2014) of discontinued operations cash)	428	397
Cash and cash equivalents at end of period	$133	$178
Supplemental disclosure of cash flow information
Cash paid for interest from continuing operations, including early redemption premiums	$303	$661
Cash paid for income taxes from continuing operations	$230	$227
Noncash proceeds from split-off of Outdoor Americas (Note 3)	$—	$2,721
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

Discontinued Operations-On July 16, 2014, the Company completed the disposition of CBS Outdoor Americas Inc. (“Outdoor Americas”), which was previously a subsidiary of the Company and has been renamed OUTFRONT Media Inc. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements (See Note 3).

Basis of Presentation-The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 7 million stock options and RSUs for the three months ended September 30, 2015 and 4 million stock options for the nine months ended September 30, 2015. For both the three and nine months ended September 30, 2014, excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 2 million stock options.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Weighted average shares for basic EPS	480	532	489	562
Dilutive effect of shares issuable under stock-based compensation plans	4	9	6	12
Weighted average shares for diluted EPS	484	541	495	574
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the nine months ended September 30, 2015 and 2014, the Company recorded dividends of $222 million and $218 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
During the first quarter of 2015, the Company adopted amended Financial Accounting Standards Board (“FASB”) guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under this guidance, only a disposal of a component of an entity or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the company’s operations and financial results should be reported in discontinued operations. The guidance also expands the definition of a discontinued operation to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and disposals of equity method investments that meet the definition of discontinued operations. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Recent Pronouncements

Simplifying the Accounting for Measurement Period Adjustments
In September 2015, the FASB issued amended guidance which eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination when new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date. Under the amended guidance the acquirer will be required to recognize such adjustments in the reporting period in which the adjustment amounts are identified. The acquirer will also be required to record the effect on earnings from any changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, as if the change occurred at the acquisition date. The amendments also require disclosure or separate presentation on the face of the income statement of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance, which is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, is not expected to have a material impact on the Company’s consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt, consistent with debt discounts. In August 2015, the FASB issued a clarification of the amended guidance indicating that issuance costs related to a line of credit may be presented as an asset. The recognition and measurement guidance for debt issuance costs are not affected by this amended guidance. This guidance, which is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, is not expected to have a material impact on the Company’s consolidated financial statements.

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

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued guidance on the accounting for stock-based compensation when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. Under this guidance, such performance target should not be reflected in estimating the grant-date fair value of the award. The Company should begin recognizing compensation cost in the period in which it becomes probable that the performance target will be achieved, for the cumulative amount of compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance, which is effective for interim and annual periods beginning after December 15, 2015, is not expected to have a material impact on the Company’s consolidated financial statements.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RSUs and PSUs	$32	$33	$105	$102
Stock options and equivalents	7	—	23	15
Stock-based compensation expense, before income taxes	39	33	128	117
Related tax benefit	(15)	(12)	(49)	(45)
Stock-based compensation expense, net of tax benefit	$24	$21	$79	$72
During the nine months ended September 30, 2015, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $59.18. RSUs granted during the first nine months of 2015 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance goals. Compensation expense is recorded based on the probable outcome of the performance conditions. During the nine months ended September 30, 2015, the Company also granted 2 million stock options with a weighted average exercise price of $59.60. Stock options granted during the first nine months of 2015 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at September 30, 2015 was $235 million, which is expected to be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2015 was $59 million, which is expected to be recognized over a weighted average period of 2.6 years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) DISCONTINUED OPERATIONS
During 2014, the Company completed the disposition of Outdoor Americas through a tax-free split-off. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements. This transaction resulted in a gain of $1.56 billion for the three and nine months ended September 30, 2014.

The following table sets forth details of the net earnings from discontinued operations.

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenues from discontinued operations	$55	$677
Earnings from discontinued operations	$5	$59
Income tax benefit (provision)	5	(17)
Earnings from discontinued operations, net of tax	10	42
Gain on disposal, net of tax	1,557	1,557
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	—	5
Net earnings from discontinued operations attributable to CBS Corp.	$1,567	$1,594
Noncurrent liabilities of discontinued operations of $88 million and $118 million at September 30, 2015 and December 31, 2014, respectively, primarily include tax reserves related to previously disposed businesses and the carrying value of a guarantee liability associated with the Company’s disposition of its outdoor advertising business in Europe (“Outdoor Europe”) (See Note 11).
4) PROGRAMMING AND OTHER INVENTORY

	At	At
	September 30, 2015	December 31, 2014
Program rights	$1,929	$1,471
Television programming:
Released (including acquired libraries)	969	983
In process and other	304	179
Theatrical programming:
Released	18	23
In process and other	51	36
Publishing, primarily finished goods	58	47
Total programming and other inventory	3,329	2,739
Less current portion	1,420	922
Total noncurrent programming and other inventory	$1,909	$1,817

5) IMPAIRMENT CHARGE
During the third quarter of 2014, in connection with a radio station swap with Beasley Broadcast Group, Inc. the Company recorded a pretax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Executive Chairman of the Board of Directors and founder of both CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of both CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At September 30, 2015, NAI directly or indirectly owned approximately 79.6% of CBS Corp.’s voting Class A Common Stock, and owned approximately 8.3% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $44 million and $54 million for the three months ended September 30, 2015 and 2014, respectively, and $144 million and $150 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million for each of the three months ended September 30, 2015 and 2014, and $17 million and $14 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at September 30, 2015 and December 31, 2014.

	At	At
	September 30, 2015	December 31, 2014
Receivables	$109	$107
Other assets (Receivables, noncurrent)	45	76
Total amounts due from Viacom Inc.	$154	$183
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $20 million and $18 million for the three months ended September 30, 2015 and 2014, respectively, and $91 million and $81 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	September 30, 2015	December 31, 2014
Commercial paper	$303	$616
Senior debt (1.95% - 7.875% due 2016 - 2045) (a)	8,409	6,433
Obligations under capital leases	87	97
Total debt	8,799	7,146
Less commercial paper	303	616
Less current portion of long-term debt	20	20
Total long-term debt, net of current portion	$8,476	$6,510
(a) At September 30, 2015 and December 31, 2014, the senior debt balances included (i) a net unamortized discount of $46 million and $21 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $4 million and $14 million, respectively. At September 30, 2015, the senior debt balances also included an increase in the carrying value of the debt relating to outstanding fair value hedges of $12 million. Such amount was minimal at December 31, 2014. The face value of the Company’s senior debt was $8.44 billion and $6.44 billion at September 30, 2015 and December 31, 2014, respectively.

During July 2015, the Company issued $800 million of 4.00% senior notes due 2026. During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045. The Company used the net proceeds from these issuances for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

At September 30, 2015, the Company classified $200 million of debt maturing in January 2016 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Debt repurchases and early debt redemptions of $1.07 billion in 2014 resulted in a pre-tax loss on early extinguishment of debt of $352 million ($219 million, net of tax) for the three and nine months ended September 30, 2014.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $303 million at September 30, 2015 and $616 million at December 31, 2014, each at a weighted average interest rate of 0.46% and with maturities of less than forty-five days.

Credit Facility
At September 30, 2015, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2015, the Company’s Consolidated Leverage Ratio was approximately 2.7x.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Credit Facility is used for general corporate purposes. At September 30, 2015, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
8) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$7	$8	$—	$—
Interest cost	52	60	6	6
Expected return on plan assets	(65)	(65)	—	—
Amortization of actuarial loss (gain) (a)	20	16	(6)	(6)
Net periodic cost	$14	$19	$—	$—

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$23	$24	$—	$—
Interest cost	157	178	15	18
Expected return on plan assets	(196)	(197)	—	—
Amortization of actuarial loss (gain) (a)	60	48	(16)	(16)
Net periodic cost	$44	$53	$(1)	$2
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.
9) STOCKHOLDERS’ EQUITY
During the third quarter of 2015, the Company repurchased 10.6 million shares of its Class B Common Stock under its share repurchase program for $500 million. During the nine months ended September 30, 2015, the Company repurchased 41.0 million shares of its Class B Common Stock for $2.30 billion. At September 30, 2015, the Company had $2.50 billion of authorization remaining under its share repurchase program.

During the third quarter of 2015, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $72 million, payable on October 1, 2015.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Change in Fair Value of Cash Flow Hedges		Accumulated Other Comprehensive Loss
At December 31, 2014	$158	$(892)		$(1)		$(735)
Other comprehensive income (loss) before reclassifications	(7)	—		(1)		(8)
Reclassifications to net earnings	—	27	(a)	2	(b)	29
Net other comprehensive income (loss)	(7)	27		1		21
At September 30, 2015	$151	$(865)		$—		$(714)

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Unrealized Gain on Securities	Other Comprehensive Income (Loss)		Accumulated Other Comprehensive Loss
At December 31, 2013	$166	$(729)		$3	$15		$(545)
Other comprehensive income (loss) before reclassifications	(7)	—		—	15		8
Reclassifications to net earnings	—	20	(a)	—	(30)	(c)	(10)
Net other comprehensive income (loss)	(7)	20		—	(15)		(2)
At September 30, 2014	$159	$(709)		$3	$—		$(547)

(a)	Reflects amortization of net actuarial losses, net of tax. See Note 8.

(b)	Reflects loss recognized on designated foreign exchange contracts, net of tax. See Note 13.

(c)	Reclassified in connection with the disposal of Outdoor Americas in 2014. See Note 3.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $17 million and $12 million for the nine months ended September 30, 2015 and 2014, respectively.
10) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes was $211 million for the three months ended September 30, 2015 and $110 million for the three months ended September 30, 2014, reflecting an effective income tax rate of 32.3% and 52.4%, respectively. For the nine months ended September 30, 2015, the provision for income taxes was $579 million compared to $561 million for the nine months ended September 30, 2014, reflecting an effective income tax rate of 32.8% and 35.9%, respectively. The Company’s income tax provision for the three and nine months ended September 30, 2014 included a tax benefit of $133 million associated with the loss on early extinguishment of debt of $352 million; a tax provision of $22 million associated with the noncash impairment charge of $52 million to

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

reduce the carrying value of the allocated goodwill in connection with a radio station swap; and the establishment of a tax reserve of $19 million for the retroactive impact of an uncertain tax position in a foreign jurisdiction.

During the first quarter of 2015, the Company and the IRS settled the Company’s income tax audit for the years 2011 and 2012, which did not have a material effect on the Company’s consolidated financial statements. The IRS is expected to commence its examination of the years 2013 and 2014 during the first quarter of 2016. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and accordingly, unforeseen events could cause the Company’s expectation to change in the future.
11) COMMITMENTS AND CONTINGENCIES
Guarantees
During 2013, the Company completed the sale of Outdoor Europe. The Company continues to be the guarantor of certain of Outdoor Europe’s obligations, including franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring by September 2016. At September 30, 2015, the total franchise payment obligations under these agreements, which will decrease on a monthly basis, are estimated to be approximately $111 million, and the carrying value of the guarantee liability, which is included in ‘‘Liabilities of discontinued operations’’ on the Consolidated Balance Sheets, was approximately $28 million.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2015, the outstanding letters of credit and surety bonds approximated $195 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2015, the Company had pending approximately 37,190 asbestos claims, as compared with approximately 41,100 as of December 31, 2014 and 42,560 as of September 30, 2014. During the third quarter of 2015, the Company received approximately 950 new claims and closed or moved to an inactive docket approximately 1,760 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2014 and 2013 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $11 million and $29 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
12) RESTRUCTURING CHARGES
During the nine months ended September 30, 2015, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $55 million, reflecting $34 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs.
During the year ended December 31, 2014, the Company recorded restructuring charges of $26 million, reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

As of September 30, 2015, the cumulative settlements for the 2015 and 2014 restructuring charges were $36 million, of which $26 million was for severance costs and $10 million was for costs associated with contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2016.

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	September 30, 2015
Entertainment	$6	$12	$(8)	$10
Local Broadcasting	10	43	(19)	34
Corporate	2	—	(1)	1
Total	$18	$55	$(28)	$45

	2014	2014	Balance at
	Charges	Settlements	December 31, 2014
Entertainment	$8	$(2)	$6
Publishing	1	(1)	—
Local Broadcasting	14	(4)	10
Corporate	3	(1)	2
Total	$26	$(8)	$18
13) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for differences with respect to notes and debentures. At September 30, 2015 and December 31, 2014, the carrying value of the Company’s senior debt was $8.41 billion and $6.43 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $8.81 billion and $7.15 billion, respectively.

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

At September 30, 2015 and December 31, 2014, the notional amount of all foreign exchange contracts was $321 million and $152 million, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Rate Swaps

All of the Company’s long-term debt has been issued under fixed interest rate agreements. At September 30, 2015 the Company had $600 million notional amount of fixed-to-floating rate swaps outstanding to hedge its $600 million of 2.30% senior notes due 2019. These interest rate swaps are designated as fair value hedges. The fair value of interest rate swaps is included within the carrying value of the debt attributable to the risk being hedged, and in other assets or other liabilities on the Consolidated Balance Sheet.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014	Financial Statement Account
Foreign exchange contracts:
Designated hedging instruments:
Recognized in OCI	$—	$—	$(1)	$(1)	Change in fair value of cash flow hedges
Reclassified from accumulated OCI	$—	$(1)	$(2)	$(2)	Programming costs

Non-designated hedging instruments	$10	$5	$16	$3	Other items, net

Designated interest rate swaps	$2	$1	$7	$1	Interest expense
The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Investments	$71	$—	$—	$71
Interest rate swaps	—	12	—	12
Foreign exchange contracts	—	12	—	12
Total Assets	$71	$24	$—	$95
Liabilities:
Deferred compensation	$—	$294	$—	$294
Foreign exchange contracts	—	2	—	2
Total Liabilities	$—	$296	$—	$296

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Investments	$80	$—	$—	$80
Foreign exchange contracts	—	6	—	6
Total Assets	$80	$6	$—	$86
Liabilities:
Deferred compensation	$—	$307	$—	$307
Foreign exchange contracts	—	2	—	2
Total Liabilities	$—	$309	$—	$309
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Entertainment	$1,932	$1,911	$5,978	$6,049
Cable Networks	526	624	1,680	1,677
Publishing	203	199	547	563
Local Broadcasting	638	680	1,888	1,971
Corporate/Eliminations	(42)	(47)	(117)	(135)
Total Revenues	$3,257	$3,367	$9,976	$10,125
Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Intercompany Revenues:
Entertainment	$39	$45	$113	$130
Local Broadcasting	5	5	11	13
Total Intercompany Revenues	$44	$50	$124	$143

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding restructuring charges and impairment charges, if any, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company began presenting Segment Operating Income as its segment profit measure in the first quarter of 2015 in order to align with the primary method the Company’s management began using in 2015 to evaluate segment performance and to make decisions regarding the allocation of resources to its segments. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment Operating Income (Loss):
Entertainment	$339	$302	$947	$1,063
Cable Networks	246	266	717	733
Publishing	43	42	80	76
Local Broadcasting	174	192	533	586
Corporate	(49)	(56)	(181)	(191)
Total Segment Operating Income	753	746	2,096	2,267
Restructuring charges	—	(26)	(55)	(26)
Impairment charge	—	(52)	—	(52)
Operating income	753	668	2,041	2,189
Interest expense	(102)	(89)	(289)	(276)
Interest income	6	4	18	10
Loss on early extinguishment of debt	—	(352)	—	(352)
Other items, net	(4)	(21)	(4)	(10)
Earnings from continuing operations before income taxes and equity in loss of investee companies	653	210	1,766	1,561
Provision for income taxes	(211)	(110)	(579)	(561)
Equity in loss of investee companies, net of tax	(16)	(28)	(35)	(48)
Net earnings from continuing operations	426	72	1,152	952
Net earnings from discontinued operations, net of tax	—	1,567	—	1,594
Net earnings	$426	$1,639	$1,152	$2,546

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Depreciation and Amortization:
Entertainment	$31	$33	$95	$105
Cable Networks	5	6	17	17
Publishing	1	1	4	4
Local Broadcasting	20	22	60	66
Corporate	8	6	23	18
Total Depreciation and Amortization	$65	$68	$199	$210

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock-based Compensation:
Entertainment	$16	$16	$48	$45
Cable Networks	3	2	8	7
Publishing	1	1	3	3
Local Broadcasting	5	7	21	22
Corporate	14	7	48	40
Total Stock-based Compensation	$39	$33	$128	$117

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Capital Expenditures:
Entertainment	$33	$21	$54	$58
Cable Networks	5	2	8	7
Publishing	2	—	4	1
Local Broadcasting	15	15	33	35
Corporate	3	5	5	11
Total Capital Expenditures	$58	$43	$104	$112

	At	At
	September 30, 2015	December 31, 2014
Assets:
Entertainment	$10,919	$10,469
Cable Networks	2,236	2,113
Publishing	969	990
Local Broadcasting	9,549	9,585
Corporate	536	876
Discontinued operations	30	39
Total Assets	$24,239	$24,072

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

	Statement of Operations
	For the Three Months Ended September 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$36	$2	$3,219	$—	$3,257
Expenses:
Operating	17	1	1,824	—	1,842
Selling, general and administrative	3	49	545	—	597
Depreciation and amortization	1	5	59	—	65
Total expenses	21	55	2,428	—	2,504
Operating income (loss)	15	(53)	791	—	753
Interest (expense) income, net	(125)	(103)	132	—	(96)
Other items, net	(1)	6	(9)	—	(4)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(111)	(150)	914	—	653
Benefit (provision) for income taxes	36	48	(295)	—	(211)
Equity in earnings (loss) of investee companies, net of tax	501	338	(16)	(839)	(16)
Net earnings	$426	$236	$603	$(839)	$426
Total comprehensive income	$430	$240	$590	$(830)	$430

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$101	$8	$9,867	$—	$9,976
Expenses:
Operating	47	4	5,840	—	5,891
Selling, general and administrative	27	165	1,598	—	1,790
Restructuring charges	—	—	55	—	55
Depreciation and amortization	4	15	180	—	199
Total expenses	78	184	7,673	—	7,935
Operating income (loss)	23	(176)	2,194	—	2,041
Interest (expense) income, net	(358)	(300)	387	—	(271)
Other items, net	(1)	6	(9)	—	(4)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(336)	(470)	2,572	—	1,766
Benefit (provision) for income taxes	109	152	(840)	—	(579)
Equity in earnings (loss) of investee companies, net of tax	1,379	802	(35)	(2,181)	(35)
Net earnings	$1,152	$484	$1,697	$(2,181)	$1,152
Total comprehensive income	$1,173	$487	$1,705	$(2,192)	$1,173

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At September 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$48	$1	$84	$—	$133
Receivables, net	22	2	3,373	—	3,397
Programming and other inventory	4	3	1,413	—	1,420
Prepaid expenses and other current assets	99	32	506	(32)	605
Total current assets	173	38	5,376	(32)	5,555
Property and equipment	44	165	3,017	—	3,226
Less accumulated depreciation and amortization	19	113	1,720	—	1,852
Net property and equipment	25	52	1,297	—	1,374
Programming and other inventory	7	10	1,892	—	1,909
Goodwill	98	62	6,503	—	6,663
Intangible assets	—	—	5,997	—	5,997
Investments in consolidated subsidiaries	42,533	12,488	—	(55,021)	—
Other assets	224	12	2,505	—	2,741
Intercompany	—	2,341	22,900	(25,241)	—
Total Assets	$43,060	$15,003	$46,470	$(80,294)	$24,239
Liabilities and Stockholders’ Equity
Accounts payable	$9	$3	$157	$—	$169
Participants’ share and royalties payable	—	—	926	—	926
Program rights	4	3	370	—	377
Commercial paper	303	—	—	—	303
Current portion of long-term debt	4	—	16	—	20
Accrued expenses and other current liabilities	372	214	1,083	(32)	1,637
Total current liabilities	692	220	2,552	(32)	3,432
Long-term debt	8,359	—	117	—	8,476
Other liabilities	2,889	247	3,316	—	6,452
Intercompany	25,241	—	—	(25,241)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	44,076	—	60,894	(60,894)	44,076
Retained earnings (deficit)	(20,779)	14,744	(16,414)	1,670	(20,779)
Accumulated other comprehensive income (loss)	(714)	—	89	(89)	(714)
	22,584	14,867	45,285	(60,152)	22,584
Less treasury stock, at cost	16,705	331	4,800	(5,131)	16,705
Total Stockholders’ Equity	5,879	14,536	40,485	(55,021)	5,879
Total Liabilities and Stockholders’ Equity	$43,060	$15,003	$46,470	$(80,294)	$24,239

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(557)	$(183)	$1,363	$—	$623
Investing Activities:
Acquisitions, net of cash acquired	—	—	(7)	—	(7)
Capital expenditures	—	(5)	(99)	—	(104)
Investments in and advances to investee companies	—	—	(58)	—	(58)
Proceeds from dispositions	—	—	75	—	75
Other investing activities	(8)	—	—	—	(8)
Net cash flow used for investing activities from continuing operations	(8)	(5)	(89)	—	(102)
Net cash flow used for investing activities from discontinued operations	(4)	—	—	—	(4)
Net cash flow used for investing activities	(12)	(5)	(89)	—	(106)
Financing Activities:
Repayments of short-term debt borrowings, net	(313)	—	—	—	(313)
Proceeds from issuance of notes, net	1,959	—	—	—	1,959
Payment of capital lease obligations	—	—	(13)	—	(13)
Dividends	(228)	—	—	—	(228)
Purchase of Company common stock	(2,345)	—	—	—	(2,345)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(96)	—	—	—	(96)
Proceeds from exercise of stock options	137	—	—	—	137
Excess tax benefit from stock-based compensation	87	—	—	—	87
Increase (decrease) in intercompany payables	1,353	188	(1,541)	—	—
Net cash flow provided by (used for) financing activities	554	188	(1,554)	—	(812)
Net decrease in cash and cash equivalents	(15)	—	(280)	—	(295)
Cash and cash equivalents at beginning of period	63	1	364	—	428
Cash and cash equivalents at end of period	$48	$1	$84	$—	$133

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(843)	$(199)	$1,330	$—	$288
Investing Activities:
Acquisitions, net of cash acquired	—	—	(27)	—	(27)
Capital expenditures	—	(11)	(101)	—	(112)
Investments in and advances to investee companies	—	—	(68)	—	(68)
Proceeds from dispositions	—	—	7	—	7
Other investing activities	—	2	1	—	3
Net cash flow used for investing activities from continuing operations	—	(9)	(188)	—	(197)
Net cash flow used for investing activities from discontinued operations	—	—	(271)	—	(271)
Net cash flow used for investing activities	—	(9)	(459)	—	(468)
Financing Activities:
Repayments of short-term debt borrowings, net	(44)	—	—	—	(44)
Proceeds from issuance of notes, net	1,729	—	—	—	1,729
Repayment of notes and debentures	(1,146)	—	(6)	—	(1,152)
Payment of capital lease obligations	—	—	(13)	—	(13)
Dividends	(214)	—	—	—	(214)
Purchase of Company common stock	(2,830)	—	—	—	(2,830)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(146)	—	—	—	(146)
Proceeds from exercise of stock options	237	—	—	—	237
Excess tax benefit from stock-based compensation	227	—	—	—	227
Increase (decrease) in intercompany payables	2,970	208	(3,178)	—	—
Net cash flow provided by (used for) financing activities from continuing operations	783	208	(3,197)	—	(2,206)
Net cash flow provided by financing activities from discontinued operations	—	—	2,167	—	2,167
Net cash flow provided by (used for) financing activities	783	208	(1,030)	—	(39)
Net decrease in cash and cash equivalents	(60)	—	(159)	—	(219)
Cash and cash equivalents at beginning of period (includes $29 of discontinued operations cash)	80	1	316	—	397
Cash and cash equivalents at end of period	$20	$1	$157	$—	$178

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of CBS Corporation (the “Company” or “CBS Corp.”) should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report filed on Form 10-K fiscal year ended December 31, 2014.

Overview

The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television and radio stations, Internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate both advertising and non-advertising revenues from its distribution on multiple media platforms and to various geographic locations. The Company is increasing its investment in both Company-owned and acquired premium content to enhance its opportunities for revenue growth, which include exhibiting the Company’s content on digital and other platforms through licensing and subscription services; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”) and television stations affiliated with the CBS Television Network. The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits. The Company’s continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues and serves to diversify the Company’s business model.

For the three months ended September 30, 2015, the Company reported diluted earnings per share from continuing operations (“EPS”) of $.88, up $.75 from the same prior-year period. On an adjusted basis EPS was up 19%, driven by growth in operating income and lower weighted average shares outstanding compared with the same prior-year period. See page 32 for a reconciliation of reported EPS to adjusted EPS.

Revenues of $3.26 billion for the three months ended September 30, 2015, decreased 3% compared with $3.37 billion for the same prior-year period driven by 8% lower content licensing and distribution revenues, primarily from the timing of television licensing sales, and decreases in lower-margin revenues, including the nonrenewal of a sports programming contract and lower revenues from pay-per-view boxing events. Total revenues benefited from growth in network advertising, which increased 1% despite fewer sporting events broadcast on the CBS Television Network, as well as 50% growth in CBS Television Network affiliation fees (“station affiliation fees”) and retransmission revenues.

For the nine months ended September 30, 2015, revenues of $9.98 billion decreased 1%, compared with $10.13 billion for the same prior-year period. Advertising revenues declined 4% driven by fewer sporting events broadcast on the CBS Television Network, the benefit in 2014 from midterm elections, and lower radio advertising sales. Content licensing and distribution revenues decreased 7% reflecting lower domestic television licensing revenues, partially offset by higher international licensing revenues. Affiliate and subscription fee revenues grew 16%, a result of growth in station affiliation fees, retransmission revenues, and cable affiliate fees, as well as higher revenues from pay-per-view boxing events.

Operating income of $753 million for the third quarter of 2015 increased 13% from $668 million for the same prior-year period, primarily reflecting two discrete items from the third quarter of 2014 — restructuring charges of $26 million and a noncash impairment charge of $52 million, in connection with a radio station swap. These two items represent 12 percentage points of the operating income increase. The remaining increase reflects growth in high margin affiliate and subscription fee revenues, partially offset by lower profits from television licensing and political advertising revenues. Operating income of $2.04 billion for the nine months ended September 30, 2015 decreased 7% from $2.19 billion for the same prior-year period, primarily reflecting the lower revenues and an increased investment in programming and digital distribution initiatives.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Diluted EPS from continuing operations was $.88 for the third quarter of 2015 compared with $.13 for the same prior-year period and for the nine months ended September 30, 2015 was $2.33 compared with $1.66 for the same prior-year period. The EPS comparison for the three and nine months ended September 30, 2015 benefited from lower weighted average shares outstanding mainly as a result of the Company’s ongoing share repurchase program and the split-off of CBS Outdoor Americas Inc. (“Outdoor Americas”), which occurred during the third quarter of 2014. Comparability of results also benefited from several discrete items that were not part of the normal course of operations. The following tables present adjusted net earnings from continuing operations and adjusted diluted EPS from continuing operations, which exclude the impact of the discrete items. The adjusted results are non-GAAP financial measures, which are reconciled below to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company believes that presenting its financial results adjusted for the impact of these discrete items is relevant and useful for investors because it allows investors to view its performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the current underlying performance of the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings from continuing operations	$426	$72	$1,152	$952
Exclude:
Loss on early extinguishment of debt (net of tax benefit of $133 million)	—	219	—	219
Impairment charge (including tax provision of $22 million)	—	74	—	74
Restructuring charges (net of tax benefit of $22 million in 2015 and $10 million in 2014)	—	16	33	16
Discrete tax item (See Note 10 to the consolidated financial statements)	—	19	—	19
Adjusted net earnings from continuing operations	$426	$400	$1,185	$1,280

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Diluted EPS from continuing operations	$.88	$.13	$2.33	$1.66
Exclude:
Loss on early extinguishment of debt	—	.40	—	.38
Impairment charge	—	.14	—	.13
Restructuring charges	—	.03	.07	.03
Discrete tax item	—	.04	—	.03
Adjusted diluted EPS from continuing operations (a)	$.88	$.74	$2.39	$2.23
(a) Amounts may not sum as a result of rounding.

During the third quarter of 2015, the Company repurchased 10.6 million shares of its Class B Common Stock under its share repurchase program for $500 million. During the nine months ended September 30, 2015, the Company repurchased 41.0 million shares of its Class B Common Stock for $2.30 billion. As of September 30, 2015, the Company had $2.50 billion of authorization remaining on its share repurchase program.

During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045, and during July 2015, the Company issued $800 million of 4.00% senior notes due 2026. The Company used the net proceeds from these offerings for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Free cash flow for the nine months ended September 30, 2015 was $546 million compared with $124 million for the same prior-year period. The Company generated operating cash flow from continuing operations of $650 million for the nine months ended September 30, 2015 versus $236 million for the comparable prior-year period. These increases reflect premiums paid in 2014 in connection with the Company’s debt refinancing and higher collections from television licensing arrangements. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on page 39 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Consolidated Results of Operations
Three and Nine Months Ended September 30, 2015 versus Three and Nine Months Ended September 30, 2014
Revenues
The following tables present the Company’s consolidated revenues by type for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2015		2014		$	%
Advertising	$1,481	46%	$1,548	46%	$(67)	(4)%
Content licensing and distribution	1,046	32%	1,141	34%	(95)	(8)%
Affiliate and subscription fees	664	20%	608	18%	56	9%
Other	66	2%	70	2%	(4)	(6)%
Total Revenues	$3,257	100%	$3,367	100%	$(110)	(3)%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2015		2014		$	%
Advertising	$4,859	49%	$5,057	50%	$(198)	(4)%
Content licensing and distribution	2,889	29%	3,117	31%	(228)	(7)%
Affiliate and subscription fees	2,044	20%	1,761	17%	283	16%
Other	184	2%	190	2%	(6)	(3)%
Total Revenues	$9,976	100%	$10,125	100%	$(149)	(1)%
Advertising revenues for the three months ended September 30, 2015 decreased $67 million, or 4%, to $1.48 billion principally driven by the broadcast of fewer sporting events on the CBS Television Network in 2015, and lower local advertising revenues, mainly from the benefit to 2014 from midterm elections and lower radio advertising revenues. The decline was partially offset by growth in underlying network advertising revenues, reflecting higher pricing, primarily as a result of increased demand. For the nine months ended September 30, 2015, advertising revenues decreased $198 million, or 4%, to $4.86 billion driven by the broadcast of fewer sporting events on the CBS Television Network in 2015, and lower local advertising revenues, mainly from the benefit to 2014 from midterm elections and lower radio advertising revenues. The nine month comparison also benefited from growth in underlying network advertising revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the fourth quarter of 2015, advertising revenue comparisons will continue to be impacted by the benefit to 2014 from political advertising spending associated with the midterm elections. Additionally, the CBS Television Network’s upfront advertising sales (“Upfront”) for the 2015/2016 television broadcast season, which runs from the middle of September 2015 through the middle of September 2016, resulted in pricing increases and lower overall volume compared with the prior season. As a result, more advertising spots are available in the scatter advertising market, when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. Overall advertising revenues for the Company will be dependent on ratings for its programming and demand in the overall advertising marketplace.

Content licensing and distribution revenues for the three months ended September 30, 2015 decreased $95 million, or 8%, to $1.05 billion primarily reflecting the timing of television licensing sales. Significant sales in the third quarter of 2015 included the domestic licensing of Elementary, while the third quarter of 2014 included domestic licensing sales of Hawaii 5-0 and Dexter. For the nine months ended September 30, 2015 content licensing and distribution revenues decreased $228 million, or 7%, to $2.89 billion reflecting lower domestic television licensing revenues, partially offset by higher international television licensing revenues.

Affiliate and subscription fees for the three months ended September 30, 2015 increased $56 million, or 9%, to $664 million reflecting growth in station affiliation fees, retransmission revenues, and cable affiliate fees from growth in rates, as well as revenues from new digital distribution platforms. These increases were partially offset by lower revenues from pay-per-view boxing events. For the nine months ended September 30, 2015 affiliate and subscription fees increased $283 million, or 16%, to $2.04 billion reflecting growth in station affiliation fees, retransmission revenues, and cable affiliate fees from growth in rates; higher revenues from pay-per-view boxing events; and revenues from new digital distribution platforms. For the remainder of 2015, the Company expects continued growth in affiliate and subscription fees. Over the next few years the Company expects to renew a significant portion of its agreements with station affiliates and MVPDs, which is expected to result in continued future growth in affiliate and subscription fees.

International Revenues
The Company generated approximately 12% of its total revenues from international regions for each of the three months ended September 30, 2015 and 2014, and generated 14% and 13% of its total revenues from international regions for the nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses
The following tables present the Company’s consolidated operating expenses by type for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2015		2014		$	%
Programming	$518	28%	$605	31%	$(87)	(14)%
Production	683	37%	702	37%	(19)	(3)%
Participation, distribution and royalty	271	15%	258	13%	13	5%
Other	370	20%	371	19%	(1)	—%
Total Operating Expenses	$1,842	100%	$1,936	100%	$(94)	(5)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2015		2014		$	%
Programming	$2,033	34%	$2,042	35%	$(9)	—%
Production	1,940	33%	1,857	32%	83	4%
Participation, distribution and royalty	817	14%	864	15%	(47)	(5)%
Other	1,101	19%	1,092	18%	9	1%
Total Operating Expenses	$5,891	100%	$5,855	100%	$36	1%
Programming expenses for the three months ended September 30, 2015 decreased $87 million, or 14%, to $518 million from $605 million for the same prior-year period, principally driven by lower sports programming costs associated with the broadcast of fewer sporting events on the CBS Television Network and pay-per-view boxing events, as well as lower costs for acquired television series. For the nine months ended September 30, 2015, programming expenses decreased $9 million to $2.03 billion from $2.04 billion for the same prior-year period primarily driven by lower costs for acquired television series as a result of a shift to a higher mix of internally developed television series, substantially offset by higher sports programming costs, primarily associated with pay-per-view boxing events.

Production expenses for the three months ended September 30, 2015 decreased $19 million, or 3%, to $683 million from $702 million for the same prior-year period, primarily from the decrease in television licensing sales, partially offset by increased investment in internally developed television series. For the nine months ended September 30, 2015 production expenses increased $83 million, or 4%, to $1.94 billion, primarily reflecting an increased investment in internally developed television series and the mix of titles sold under television licensing agreements.

Participation, distribution and royalty expenses for the three months ended September 30, 2015 increased $13 million, or 5%, to $271 million from $258 million for the same prior-year period, primarily reflecting higher participations and residuals associated with the mix of titles sold under television licensing arrangements. For the nine months ended September 30, 2015, participation, distribution and royalty expenses decreased $47 million, or 5%, to $817 million compared with the same prior-year period principally reflecting lower costs for feature films and books.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $20 million, or 3%, to $597 million for the three months ended September 30, 2015, primarily reflecting lower employee-related expenses and the timing of advertising costs. For the nine months ended September 30, 2015 SG&A expenses of $1.79 billion remained flat with the same prior-year period. SG&A expenses as a percentage of revenues was 18% for each of the three and nine months ended September 30, 2015 and 2014.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring Charges
During the nine months ended September 30, 2015, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $55 million, reflecting $34 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs. These restructuring activities are expected to reduce the Company’s annual cost structure by approximately $70 million.
During the year ended December 31, 2014, the Company recorded restructuring charges of $26 million, reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations.
As of September 30, 2015, the cumulative settlements for the 2015 and 2014 restructuring charges were $36 million, of which $26 million was for severance costs and $10 million was for costs associated with contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2016.

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	September 30, 2015
Entertainment	$6	$12	$(8)	$10
Local Broadcasting	10	43	(19)	34
Corporate	2	—	(1)	1
Total	$18	$55	$(28)	$45

	2014	2014	Balance at
	Charges	Settlements	December 31, 2014
Entertainment	$8	$(2)	$6
Publishing	1	(1)	—
Local Broadcasting	14	(4)	10
Corporate	3	(1)	2
Total	$26	$(8)	$18
Impairment Charge
During the third quarter of 2014, in connection with a radio station swap with Beasley Broadcast Group, Inc. the Company recorded a pretax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill.
Depreciation and Amortization
For the three months ended September 30, 2015, depreciation and amortization decreased $3 million, or 4%, to $65 million and for the nine months ended September 30, 2015, depreciation and amortization decreased $11 million, or 5%, to $199 million as a result of intangibles and property and equipment that became fully amortized.

Interest Expense
For the three months ended September 30, 2015, interest expense increased $13 million, or 15%, to $102 million from $89 million for the same prior-year period and for the nine months ended September 30, 2015, interest expense increased $13 million, or 5%, to $289 million from $276 million for the same prior-year period. These increases were primarily driven by the Company’s 2015 debt issuances, partially offset by savings from 2014 debt refinancing activities.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Company had outstanding long-term debt, excluding capital leases, of $8.41 billion at September 30, 2015 and $6.43 billion at September 30, 2014, at weighted average interest rates of 4.67% and 4.87%, respectively. The Company also had outstanding commercial paper borrowings of $303 million at September 30, 2015 and $431 million at September 30, 2014, at weighted average interest rates of 0.46% and 0.28%, respectively.

Interest Income
For the three months ended September 30, 2015, interest income increased $2 million to $6 million from $4 million from the same prior-year period and for the nine months ended September 30, 2015, interest income increased $8 million to $18 million from $10 million for the same prior-year period.

Loss on Early Extinguishment of Debt
For the three and nine months ended September 30, 2014, the loss on early extinguishment of debt of $352 million reflected a pre-tax loss associated with the redemption of $1.07 billion of the Company’s long-term debt.
Other Items, Net
For the nine months ended September 30, 2015, “Other items, net” principally included foreign exchange losses of $22 million ($19 million, net of tax) associated with the strengthening of the U.S. dollar during the period, offset by a gain of $19 million ($3 million, net of tax) on the sale of an Internet business in China. For the three months ended September 30, 2015 and the three and nine months ended September 30, 2014, “Other items, net” primarily consisted of foreign exchange losses.
Provision for Income Taxes
The provision for income taxes was $211 million for the three months ended September 30, 2015 and $110 million for the three months ended September 30, 2014, reflecting an effective income tax rate of 32.3% and 52.4%, respectively. For the nine months ended September 30, 2015, the provision for income taxes was $579 million compared to $561 million for the nine months ended September 30, 2014, reflecting an effective income tax rate of 32.8% and 35.9%, respectively. The Company’s income tax provision for the three and nine months ended September 30, 2014 included a tax benefit of $133 million associated with the loss on early extinguishment of debt of $352 million; a tax provision of $22 million associated with the noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill in connection with a radio station swap; and the establishment of a tax reserve of $19 million for the retroactive impact of an uncertain tax position in a foreign jurisdiction.

Equity in Loss of Investee Companies, Net of Tax
Equity in loss of investee companies, net of tax, reflects the Company’s share of the operating results of its equity investments. For the three months ended September 30, 2015, equity in loss of investee companies, net of tax, decreased $12 million to a loss of $16 million compared to the same prior-year period. For the nine months ended September 30, 2015, equity in loss of investee companies, net of tax, decreased $13 million to a loss of $35 million compared to the same prior-year period.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations
Net earnings from continuing operations of $426 million for the three months ended September 30, 2015 increased $354 million, versus $72 million for the same prior-year period and for the nine months ended September 30, 2015 increased $200 million, or 21%, to $1.15 billion compared with $952 million for the same prior-year period. Diluted EPS from continuing operations increased $.75 to $.88 for the third quarter of 2015 and increased $.67 to $2.33 for the nine months ended September 30, 2015 compared with the same prior-year periods. These increases were mainly driven by the 2014 loss of $352 million associated with the early redemption of debt as well as lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.

Net Earnings from Discontinued Operations
Net earnings from discontinued operations of $1.57 billion and $1.59 billion for the three and nine months ended September 30, 2014, respectively, primarily reflected a gain of $1.56 billion on the disposition of Outdoor Americas during the third quarter of 2014.

Net Earnings and Diluted EPS
For the three months ended September 30, 2015, net earnings were $426 million compared with $1.64 billion for the same prior-year period and diluted EPS was $.88 compared with $3.03 for the same prior-year period. For the nine months ended September 30, 2015, net earnings were $1.15 billion compared with $2.55 billion for the same prior-year period and diluted EPS was $2.33 compared with $4.44 for the same prior-year period.

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Nine Months Ended
	September 30,
	2015	2014
Net cash flow provided by operating activities	$623	$288
Capital expenditures	(104)	(112)
Exclude operating cash flow from discontinued operations	(27)	52
Free cash flow	$546	$124

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations
The Company presents operating income (loss) excluding restructuring charges and impairment charges, if any, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company began presenting Segment Operating Income as its segment profit measure in the first quarter of 2015 in order to align with the primary method the Company’s management began using in 2015 to evaluate segment performance and to make decisions regarding the allocation of resources to its segments. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Entertainment	$1,932	$1,911	$5,978	$6,049
Cable Networks	526	624	1,680	1,677
Publishing	203	199	547	563
Local Broadcasting	638	680	1,888	1,971
Corporate/Eliminations	(42)	(47)	(117)	(135)
Total Revenues	$3,257	$3,367	$9,976	$10,125
Segment Operating Income (Loss):
Entertainment	$339	$302	$947	$1,063
Cable Networks	246	266	717	733
Publishing	43	42	80	76
Local Broadcasting	174	192	533	586
Corporate	(49)	(56)	(181)	(191)
Total Segment Operating Income	753	746	2,096	2,267
Restructuring charges	—	(26)	(55)	(26)
Impairment charge	—	(52)	—	(52)
Total Operating Income	$753	$668	$2,041	$2,189
Depreciation and Amortization:
Entertainment	$31	$33	$95	$105
Cable Networks	5	6	17	17
Publishing	1	1	4	4
Local Broadcasting	20	22	60	66
Corporate	8	6	23	18
Total Depreciation and Amortization	$65	$68	$199	$210

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films)
(Contributed 59% and 60% to consolidated revenues for the three and nine months ended September 30, 2015, respectively, versus 57% and 60% for the comparable prior-year periods and 45% to total segment operating income for both the three and nine months ended September 30, 2015, respectively, versus 40% and 47% for the comparable prior-year periods.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$1,932	$1,911	$5,978	$6,049
Segment Operating Income	$339	$302	$947	$1,063
Segment Operating Income as a % of revenues	18%	16%	16%	18%
Restructuring charges	$—	$8	$12	$8
Depreciation and amortization	$31	$33	$95	$105
Capital expenditures	$33	$21	$54	$58
Three Months Ended September 30, 2015 and 2014
For the three months ended September 30, 2015, Entertainment revenues increased $21 million, or 1%, to $1.93 billion from $1.91 billion for the same prior-year period reflecting 55% growth in affiliate and subscription fees. Network advertising revenues for the three months ended September 30, 2015 increased 1%, despite the impact from fewer sporting events broadcast on the CBS Television Network in 2015, reflecting higher pricing primarily as a result of increased demand. Content licensing and distribution revenues decreased 3% reflecting lower domestic television licensing revenues, partially offset by higher international television licensing revenues.
For the three months ended September 30, 2015, Entertainment operating income increased $37 million, or 12%, to $339 million from $302 million for the same prior-year period, driven by increases in higher margin revenues, partially offset by an increased investment in programming and digital distribution initiatives.
Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, Entertainment revenues decreased $71 million, or 1%, to $5.98 billion from $6.05 billion for the same prior-year period reflecting 5% lower content licensing and distribution revenues, primarily from lower domestic television licensing revenues, partially offset by higher international television licensing revenues. Advertising revenues decreased 3% mainly because of fewer sporting events broadcast on the CBS Television Network and the disposition of an Internet business in China during the first quarter of 2015, partially offset by growth in underlying network advertising revenues. Total Entertainment revenues also benefited from 48% growth in affiliate and subscription fees.

For the nine months ended September 30, 2015, Entertainment operating income decreased $116 million, or 11%, to $947 million from $1.06 billion for the same prior-year period, driven by the decline in revenues and an increased investment in programming and digital distribution initiatives. For the nine months ended September 30, 2015 restructuring charges primarily reflected severance costs and for the three and nine months ended September 30, 2014 restructuring charges primarily reflected severance costs and costs associated with exiting operating facilities.

For the remainder of 2015, results are expected to benefit from continued growth in affiliate and subscription fees.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
(Contributed 16% and 17% to consolidated revenues for the three and nine months ended September 30, 2015, respectively, versus 19% and 17% for the comparable prior-year periods and 33% and 34% to total segment operating income for the three and nine months ended September 30, 2015, respectively, versus 36% and 32% for the comparable prior-year periods.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$526	$624	$1,680	$1,677
Segment Operating Income	$246	$266	$717	$733
Segment Operating Income as a % of revenues	47%	43%	43%	44%
Depreciation and amortization	$5	$6	$17	$17
Capital expenditures	$5	$2	$8	$7
Three Months Ended September 30, 2015 and 2014
For the three months ended September 30, 2015, Cable Networks revenues of $526 million decreased $98 million, or 16%, from $624 million for the same prior-year period, reflecting lower revenues from the licensing of Showtime original series, primarily the result of the timing of domestic streaming sales. The third quarter of 2015 included one significant sale, Nurse Jackie, while the third quarter of 2014 included sales of Dexter and Californication. The revenue decline also reflects lower revenues from pay-per-view boxing events. Revenues benefited from higher affiliate fees, reflecting growth in rates, and revenues from new digital distribution platforms. As of September 30, 2015 subscriptions totaled 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 54 million for CBS Sports Network and 30 million for Smithsonian Networks.
For the three months ended September 30, 2015, Cable Networks operating income decreased $20 million, or 8%, to $246 million from $266 million for the same prior-year period, primarily reflecting the lower revenues, partially offset by lower programming costs, mainly associated with pay-per-view boxing events.
Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, Cable Networks revenues remained flat at $1.68 billion compared with the same prior-year period. Higher revenues from pay-per-view boxing events and affiliates, as well as revenues from new digital distribution platforms were offset by lower revenues from the licensing of Showtime original series. The lower licensing revenues reflect the benefit to 2014 from significant domestic streaming sales of Dexter, partially offset by higher international streaming revenues in 2015 primarily from a new licensing agreement with Bell Media.
For the nine months ended September 30, 2015, Cable Networks operating income decreased $16 million, or 2%, to $717 million from $733 million for the same prior-year period, primarily reflecting the timing of theatrical programming.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)
(Contributed 6% and 5% to consolidated revenues for each of the three and nine months ended September 30, 2015, respectively, versus 6% for each of the comparable prior-year periods and 6% and 4% to total segment operating income for the three and nine months ended September 30, 2015, respectively, versus 6% and 3% for the comparable prior-year periods.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$203	$199	$547	$563
Segment Operating Income	$43	$42	$80	$76
Segment Operating Income as a % of revenues	21%	21%	15%	13%
Restructuring charges	$—	$1	$—	$1
Depreciation and amortization	$1	$1	$4	$4
Capital expenditures	$2	$—	$4	$1
Three Months Ended September 30, 2015 and 2014
For the three months ended September 30, 2015, Publishing revenues increased $4 million, or 2%, to $203 million from $199 million for the same prior-year period, reflecting higher book sales. Digital revenues represented 25% of Publishing’s total revenues for the third quarter of 2015. Best-selling titles in the third quarter of 2015 included The Survivor by Vince Flynn and Kyle Mills and Plunder and Deceit by Mark R. Levin, as well as the continued success of the Pulitzer Prize-winning 2014 release All the Light We Cannot See by Anthony Doerr.
For the three months ended September 30, 2015, Publishing operating income increased $1 million, or 2%, to $43 million from $42 million for the same prior-year period, primarily reflecting the revenue increase.
Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, Publishing revenues decreased $16 million, or 3%, to $547 million from $563 million for the same prior-year period, mainly reflecting lower book sales.
For the nine months ended September 30, 2015, Publishing operating income increased $4 million, or 5%, to $80 million from $76 million for the same prior-year period, as the revenue decline was more than offset by lower production and distribution costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)
(Contributed 20% to consolidated revenues for each of the three months ended September 30, 2015 and 2014, and 19% to consolidated revenues for each of the nine months ended September 30, 2015 and 2014, and 23% and 25% to total segment operating income for each of the three and nine months ended September 30, 2015, respectively, versus 26% for each of the comparable prior-year periods.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$638	$680	$1,888	$1,971
Segment Operating Income	$174	$192	$533	$586
Segment Operating Income as a % of revenues	27%	28%	28%	30%
Restructuring charges	$—	$14	$43	$14
Impairment charge	$—	$52	$—	$52
Depreciation and amortization	$20	$22	$60	$66
Capital expenditures	$15	$15	$33	$35
Three Months Ended September 30, 2015 and 2014
For the three months ended September 30, 2015, Local Broadcasting revenues decreased $42 million, or 6%, to $638 million from $680 million for the same prior-year period. CBS Television Stations revenues declined 7%, reflecting lower political advertising revenues as 2014 benefited from midterm elections, as well as fewer sporting events broadcast on CBS in 2015. Growth in affiliate and subscription fees partially offset the decline. CBS Radio revenues decreased 6%, reflecting several noncomparable items, including fewer radio stations and lower political revenues, as well as continued softness in the radio advertising marketplace.
For the three months ended September 30, 2015, Local Broadcasting operating income decreased $18 million, or 9%, to $174 million from $192 million for the same prior-year period, primarily reflecting the revenue decline, partially offset by a decrease in programming and employee related costs, as a result of recent cost-cutting measures the Company put in place.
For the remainder of 2015, affiliate and subscription fees are expected to continue to increase, while advertising revenue comparisons will continue to be negatively impacted by lower political spending.
Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, Local Broadcasting revenues decreased $83 million, or 4%, to $1.89 billion from $1.97 billion for the same prior-year period, reflecting lower advertising revenues, including the benefit to 2014 from midterm elections, partially offset by growth in affiliate and subscription fees. CBS Television Stations revenues decreased 3% and CBS Radio revenues decreased 6%.
For the nine months ended September 30, 2015, Local Broadcasting operating income decreased $53 million, or 9%, to $533 million from $586 million for the same prior-year period, primarily reflecting the revenue decline, partially offset by a decrease in programming and employee related costs. For the nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014 restructuring charges primarily reflected severance costs and costs associated with exiting contractual obligations.
During 2014, the Company recorded a pretax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill in connection with a radio station swap with Beasley Broadcast Group, Inc.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, based on the Company’s most recent annual impairment tests for goodwill and FCC licenses performed during the fourth quarter of 2014, the estimated fair value of the Company’s CBS Radio reporting unit exceeded its carrying value by 5% and the carrying value of FCC licenses in eleven radio markets was within 10% of their respective estimated fair values. If recent declines in the radio marketplace or at CBS Radio become other than temporary, the results of the next impairment test could reflect a downward revision in the estimated fair value of this reporting unit and/or its FCC licenses, which could result in a noncash impairment charge. Any impairment charge for goodwill and/or FCC licenses could have a material adverse effect on the Company’s reported net earnings.

Corporate
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations.
For the three months ended September 30, 2015, corporate expenses decreased $7 million, or 13%, to $49 million from $56 million for the same prior-year period due to lower employee-related costs.
For the nine months ended September 30, 2015, corporate expenses decreased $10 million, or 5%, to $181 million from $191 million for the same prior-year period due to lower pension and postretirement benefit costs.
Financial Position
Current programming and other inventory increased $498 million to $1.42 billion at September 30, 2015 from $922 million at December 31, 2014, primarily reflecting an increase in prepaid program rights from the timing of payments for sports programming.

Other assets increased $214 million to $2.74 billion at September 30, 2015 from $2.53 billion at December 31, 2014, primarily reflecting an increase in long-term receivables associated with additional revenues from long-term television licensing arrangements.

Current liabilities decreased by $601 million to $3.43 billion at September 30, 2015 from $4.03 billion at December 31, 2014, primarily driven by lower commercial paper borrowings and decreases in accounts payable and accrued compensation from the timing of payments.

Long-term debt increased $1.97 billion to $8.48 billion at September 30, 2015 from $6.51 billion at December 31, 2014 primarily reflecting the issuance of $600 million of 3.50% senior notes due 2025, $600 million of 4.60% senior notes due 2045, and $800 million of 4.00% senior notes due 2026.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows
The changes in cash and cash equivalents were as follows:

	Nine Months Ended
	September 30,
	2015	2014
Cash provided by (used for) operating activities from:
Continuing operations	$650	$236
Discontinued operations	(27)	52
Cash provided by operating activities	623	288
Cash used for investing activities from:
Continuing operations	(102)	(197)
Discontinued operations	(4)	(271)
Cash used for investing activities	(106)	(468)
Cash (used for) provided by financing activities from:
Continuing operations	(812)	(2,206)
Discontinued operations	—	2,167
Cash used for financing activities	(812)	(39)
Net decrease in cash and cash equivalents	$(295)	$(219)
Operating Activities. For the nine months ended September 30, 2015 cash provided by operating activities from continuing operations increased $414 million to $650 million from $236 million for the same prior-year period, primarily reflecting premiums paid in 2014 in connection with the Company's debt refinancing and higher collections, resulting from increases in the Company’s long-term licensing arrangements in recent years as revenues for these arrangements are recognized at the beginning of the applicable license period while the related cash is collected over the term of such license period.

Cash paid for income taxes from continuing operations for the nine months ended September 30, 2015 was $230 million versus $227 million for the same prior-year period.

Cash used for operating activities from discontinued operations for the nine months ended September 30, 2015 of$27 million primarily reflects payments for a tax matter in a foreign jurisdiction related to a previously disposed business that is accounted for as a discontinued operation. Cash provided by operating activities from discontinued operations for the nine months ended September 30, 2014 of $52 million primarily reflected the operating activities of Outdoor Americas.

Investing Activities. Cash used for investing activities from continuing operations of $102 million for the nine months ended September 30, 2015 principally reflected capital expenditures of $104 million and investments in domestic and international television joint ventures of $58 million, partially offset by proceeds from dispositions of $75 million, primarily from the sale of Internet businesses in China. Cash used for investing activities from continuing operations of $197 million for the nine months ended September 30, 2014 principally reflected capital expenditures of $112 million and investments in domestic and international television joint ventures of $68 million.

Cash used for investing activities from discontinued operations of $271 million for the nine months ended September 30, 2014 principally reflected the disposition of Outdoor Americas’ cash as well as the capital expenditures of Outdoor Americas.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financing Activities. Cash used for financing activities of $812 million for the nine months ended September 30, 2015 principally reflected the repurchase of CBS Corp. Class B Common Stock for $2.35 billion and repayments of short-term borrowings of $313 million, partially offset by proceeds from the issuance of senior notes of $1.96 billion. Cash used for financing activities from continuing operations of $2.21 billion for the nine months ended September 30, 2014 principally reflected the repurchase of CBS Corp. Class B Common Stock for $2.83 billion and the repayment of notes and debentures of $1.15 billion, partially offset by proceeds from the issuance of senior notes of $1.73 billion.

Cash provided by financing activities from discontinued operations of $2.17 billion for the nine months ended September 30, 2014 principally reflected net proceeds from Outdoor Americas’ long-term debt borrowings and initial public offering.

Repurchase of Company Stock and Cash Dividends
During the third quarter of 2015, the Company repurchased 10.6 million shares of its Class B Common Stock under its share repurchase program for $500 million. During the nine months ended September 30, 2015, the Company repurchased 41.0 million shares of its Class B Common Stock for $2.30 billion. Since the inception of the program in January 2011 through September 30, 2015, the Company has repurchased 224.9 million shares of its Class B Common Stock under its share repurchase program for $10.30 billion, at an average cost of $45.81 per share. At September 30, 2015, the Company had $2.50 billion of authorization remaining under its share repurchase program.

During the third quarter of 2015, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $72 million, payable on October 1, 2015.
Capital Structure
The following table sets forth the Company’s debt.

	At	At
	September 30, 2015	December 31, 2014
Commercial paper	$303	$616
Senior debt (1.95% – 7.875% due 2016 – 2045) (a)	8,409	6,433
Obligations under capital leases	87	97
Total debt	8,799	7,146
Less commercial paper	303	616
Less current portion of long-term debt	20	20
Total long-term debt, net of current portion	$8,476	$6,510
(a) At September 30, 2015 and December 31, 2014, the senior debt balances included (i) a net unamortized discount of $46 million and $21 million, respectively, and (ii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $4 million and $14 million, respectively. At September 30, 2015, the senior debt balances also included an increase in the carrying value of the debt relating to outstanding fair value hedges of $12 million. Such amount was minimal at December 31, 2014. The face value of the Company’s senior debt was $8.44 billion and $6.44 billion at September 30, 2015 and December 31, 2014, respectively.

During July 2015, the Company issued $800 million of 4.00% senior notes due 2026. During January 2015, the Company issued $600 million of 3.50% senior notes due 2025 and $600 million of 4.60% senior notes due 2045. The Company used the net proceeds from these issuances for general corporate purposes, including for the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

At September 30, 2015, the Company classified $200 million of debt maturing in January 2016 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Debt repurchases and early debt redemptions of $1.07 billion in 2014 resulted in a pre-tax loss on early extinguishment of debt of $352 million ($219 million, net of tax) for the three and nine months ended September 30, 2014.

All of the Company’s long-term debt has been issued under fixed interest rate agreements. At September 30, 2015 the Company had $600 million notional amount of fixed-to-floating rate swaps outstanding to hedge its $600 million of 2.30% senior notes due 2019. These interest rate swaps are designated as fair value hedges. During October 2015, prior to maturity, the Company settled these interest rate swaps and received $12 million in cash, plus accrued interest. The resulting increase in the carrying value of the previously hedged debt is being amortized as a reduction to interest expense over the remaining term of the debt.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $303 million at September 30, 2015 and $616 million at December 31, 2014, each at a weighted average interest rate of 0.46% and with maturities of less than forty-five days. The Company’s commercial paper borrowings fluctuate based on the timing of the Company’s cash requirements for its operating, investing and financing needs as well as the cash flows generated to meet these needs.
Credit Facility
At September 30, 2015, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2015, the Company’s Consolidated Leverage Ratio was approximately 2.7x.

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

The Credit Facility is used for general corporate purposes. At September 30, 2015, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at September 30, 2015; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2015, the Company had pending approximately 37,190 asbestos claims, as compared with approximately 41,100 as of December 31, 2014 and 42,560 as of September 30, 2014. During the third quarter of 2015, the Company received approximately 950 new claims and closed or moved to an inactive docket approximately 1,760 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2014 and 2013 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $11 million and $29 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
There have been no significant changes to market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, based on the Company’s most recent annual impairment tests for goodwill and FCC licenses performed during the fourth quarter of 2014, the estimated fair value of the Company’s CBS Radio reporting unit exceeded its carrying value by 5% and the carrying value of FCC licenses in eleven radio markets was within 10% of their respective estimated fair values. If recent declines in the radio marketplace or at CBS Radio become other than temporary, the results of the next impairment test could reflect a downward revision in the estimated fair value of this reporting unit and/or its FCC licenses, which could result in a noncash impairment charge. Any impairment charge for goodwill and/or FCC licenses could have a material adverse effect on the Company’s reported net earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases to such amount have been approved and announced, including most recently a $3.0 billion increase to the amount available under such program on August 7, 2014. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended September 30, 2015.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
July 1, 2015 - July 31, 2015	2.5	$54.36	2.5	$2,864
August 1, 2015 - August 31, 2015	3.4	$48.34	3.4	$2,698
September 1, 2015 - September 30, 2015	4.7	$42.56	4.7	$2,501
Total	10.6	$47.23	10.6	$2,501

Item 6.	Exhibits.

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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

(10)		Material Contracts
	(a)	Summary of CBS Corporation Compensation for Outside Directors (as of May 21, 2015) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

CBS CORPORATION (Registrant)

Date: November 3, 2015	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: November 3, 2015	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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

(10)		Material Contracts
	(a)	Summary of CBS Corporation Compensation for Outside Directors (as of May 21, 2015) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.