Form 10-K
period 2015-12-31
CBS CORP
filed 2016-02-16
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 30, 2015, which was the last business day of the registrant's most recently completed second fiscal quarter, the market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $442,896,391 (based upon the closing price of $57.40 per share as reported by the New York Stock Exchange on that date) and the market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $24,061,922,159 (based upon the closing price of $55.50 per share as reported by the New York Stock Exchange on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $24,504,818,550.
As of February 10, 2016, 37,726,904 shares of Class A Common Stock and 421,814,016 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of CBS Corporation's Notice of 2016 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Portion of Item 5; Part III).

PART I

Item 1.	Business.
CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is a mass media company with operations in the following segments:

•
ENTERTAINMENT: The Entertainment segment is composed of the CBS® Television Network; CBS Television Studios®; CBS Global Distribution Group™ (composed of CBS Studios International™ and CBS Television Distribution™); CBS Interactive™; and CBS Films®.

•
CABLE NETWORKS: The Cable Networks segment is composed of Showtime Networks, which operates the Company’s premium subscription program services, Showtime®, The Movie Channel®, and Flix®, including a digital streaming subscription offering; CBS Sports Network®, the Company’s cable network focused on college athletics and other sports; and Smithsonian Networks™, a venture between Showtime Networks and Smithsonian Institution, which operates Smithsonian Channel™, a basic cable program service, and a digital streaming subscription service.

•
PUBLISHING: The Publishing segment is composed of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner®, Gallery Books®, Touchstone® and Atria Books®.

•
LOCAL BROADCASTING: The Local Broadcasting segment is composed of CBS Television Stations, the Company’s 30 owned broadcast television stations; and CBS Radio®, through which the Company owns and operates 117 radio stations in 26 United States (“U.S.”) markets.

For the year ended December 31, 2015, contributions to the Company’s consolidated revenues from its segments were as follows: Entertainment 61%, Cable Networks 16%, Publishing 6% and Local Broadcasting 19%. The Company generated approximately 14% of its total revenues from international regions in 2015. For the year ended December 31, 2015, approximately 52% and 14% of total international revenues of approximately $2.00 billion were generated in Europe and Canada, respectively.

The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television and radio stations, Internet-based businesses, and consumer publishing.  The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences, and to generate both advertising and non‑advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company continues to increase its investment in both Company-owned and acquired premium content to enhance its opportunities for revenue growth, which include exhibiting its content on digital and other platforms through licensing and subscription services, including the Company’s owned digital streaming content offerings; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”), including cable, direct broadcast satellite (“DBS”), telephone company, and other distributors, for authorizing the MVPDs’ carriage of the Company’s owned television stations (also known as “retransmission fees”) and cable networks, and securing compensation from television stations affiliated with the CBS Television Network (“station affiliation fees” also known as “reverse compensation”). The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits.

On July 16, 2014, the Company completed the disposition of CBS Outdoor Americas Inc. (“Outdoor Americas”), which was previously a subsidiary of the Company and has been renamed OUTFRONT Media Inc. During 2013, the Company completed the sale of its outdoor advertising business in Europe (“Outdoor Europe”). Outdoor Americas and Outdoor Europe have been presented as discontinued operations in the Company’s consolidated financial statements for all periods presented.

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

As of December 31, 2015, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates approximately 947 movie screens in the U.S., the United Kingdom (“U.K.”) and South America and manages 4 movie screens in South America, directly or indirectly owned approximately 79.5% of the Company’s voting Class A Common Stock, and approximately 8.5% of the Company’s Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company’s Class A Common Stock are entitled to one vote per share. The Company’s Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

On February 2, 2016, Sumner M. Redstone, the controlling shareholder of NAI, resigned from his position as Executive Chairman of the Board of Directors of the Company. Mr. Redstone remains a director of the Company. On February 3, 2016, the Company’s Board of Directors elected Leslie Moonves, the Company’s President and Chief Executive Officer and a director, to serve as Chairman of the Board of Directors of the Company and appointed Mr. Redstone to the position of Chairman Emeritus of the Company's Board.

The Company was organized in Delaware in 1986. The Company’s principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Website address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

Entertainment (61%, 60% and 62% of the Company's consolidated revenues in 2015, 2014 and 2013, respectively, and 46%, 44% and 53% of the Company's total segment operating income in 2015, 2014 and 2013, respectively)

The Entertainment segment consists of the CBS Television Network; CBS Television Studios and CBS Global Distribution Group (composed of CBS Studios International and CBS Television Distribution), the Company’s television production and syndication operations; CBS Interactive, the Company’s online content networks for information and entertainment; and CBS Films, the Company’s producer and distributor of theatrical motion pictures.

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

The CBS Television Network primarily derives revenues from the sale of advertising time for its network broadcasts. A significant portion of the advertising spots sold for the network’s non-sports programming occurs annually generally during May through July in the industry’s upfront advertising market for the upcoming television broadcast season, which runs for one year generally commencing in mid-September. Advertisers purchase the remaining advertising spots closer to the broadcast of the related programming in the scatter advertising market. Overall advertising revenue for the network is also impacted by audience ratings for its programming. The Company offers dynamic advertising insertions for the CBS Television Network's on demand programming which allow the Company to change advertisements at any time within such programming and offer advertisers greater audience reach. In addition, the CBS Television Network’s revenues include station affiliation fees.

CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality‑based programming, specials, children’s programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes, 48 Hours Mystery, CBS Evening News with Scott Pelley, CBS This Morning, CBS Sunday Morning and Face the Nation as well as special reports. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts on the television network include The NFL Today, certain PGA Tour Golf Tournaments, the Masters, the PGA Championship and certain games from the NCAA Division I Men’s Basketball Tournament, regular-season college football, including the Southeastern Conference, and regular-season college basketball games, in addition to the NFL’s American Football Conference (AFC) regular-season, post-season divisional playoff and championship games. CBS broadcast certain AFC games in the 2015 season as part of its rights under its NFL agreement to broadcast the AFC package from the 2014 through the 2022 seasons, which also includes certain National Football Conference regular season games and the Super Bowls in 2016, 2019 and 2022. The Company produced and broadcast Thursday Night Football for the 2015 season under its January 2015 agreement with the NFL. The Company also will produce and broadcast certain Thursday Night Football games for the 2016 and 2017 seasons under its January 2016 agreement with the NFL, which is subject to NFL approval. CBS Television Network content also is exhibited via the Internet, including through CBS.com™; CBS All Access®, the Company’s digital streaming subscription service launched in October 2014; and CBSN®, the Company’s live digital streaming advertiser-supported news network available 24 hours a day, seven days a week launched in November 2014. CBS All Access and CBSN are available at CBS.com and CBSNews.com™, respectively, and through CBS software applications (“apps”) on multiple digital platforms, including Android, iOS and Windows 8 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Chromecast, Roku and Xbox connected device platforms. Furthering the Company’s analytic tools regarding television advertising and ratings, in 2015 the Company announced “Campaign Performance Audit™,” a data-driven approach for analyzing and buying advertising time on broadcast television which helps advertising customers enhance consumer targeting and measure the effectiveness of their advertising.

The CW, a broadcast network and the Company’s 50/50 joint venture with Warner Bros. Entertainment, airs programming, including The Vampire Diaries, Jane the Virgin and Reign. Eight of the Company’s owned television stations are affiliates of The CW. Certain of The CW’s programming is streamed on video-on-demand services owned by each of Hulu, LLC and Netflix, Inc. pursuant to license agreements.

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

Programming that was produced or co-produced by the Company’s production group and is broadcast on network television includes, among others, NCIS (CBS), The Good Wife (CBS), Madam Secretary (CBS), Scorpion (CBS), Criminal Minds (CBS) and Jane the Virgin (The CW). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including international and/or off‑network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or international markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company’s objective is to recoup its costs and earn a profit through various forms of distribution, including international licensing, domestic syndication and digital streaming of episodes. Generally, international sales of network series are made within one year of the U.S. network run and series must have a network run of at least three or four years to be successfully sold in domestic off-network syndication; however, increasingly, these time frames are being shortened, particularly for sales to digital streaming services. In off-network syndication, the Company distributes series, such as Hawaii Five-O, Criminal Minds, Blue Bloods, The Good Wife, Elementary, NCIS and NCIS: Los Angeles, as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Wheel of Fortune, Jeopardy!, Entertainment Tonight, Inside Edition, The Insider, Dr. Phil, The Doctors, Rachael Ray, Hot Bench and Judge Judy. The Company also distributes syndicated and other programming internationally.

The Company continues to monetize its content through digital media. It enters into and renews numerous multi-year licensing agreements for distribution of certain of its programming to various services, including the digital streaming on subscription video-on-demand services owned by Netflix (in the U.S, Canada and countries in Africa, Asia, Europe and Latin America), Amazon (in the U.S., Germany and U.K.), Comcast, Hulu, Hulu Plus (each, in the U.S.), Bell Media, Shomi (each, in Canada), Canal Play (in France), DLA (in countries in Latin America and the Caribbean), Foxtel, Stan Entertainment (each, in Australia), iFlix (in Malaysia, Thailand and Philippines), Nippon TV (in Japan), PlayCo (in the Middle East), MultiChoice Africa (in sub-Saharan Africa), Sky TV NZ, Telecom NZ (each, in New Zealand), Telefonica (in Spain), Watchever (in Germany), among others; digital streaming on advertising supported video-on-demand services, such as PPTV (in China); Sony’s broadband pay television service, PlayStation Vue (in the U.S.); and the digital downloading on various electronic-sell-through services owned by Amazon (in the U.S., Germany and the U.K.), Apple (in the U.S., Canada, Australia and countries in Europe), Google and Microsoft (each, in the U.S.), among others.

Fees for television programming licensed for syndication and digital streaming are recorded as revenues at the beginning of the license period in which the programs are made available for exhibition, which, among other reasons, may cause substantial fluctuations in the Entertainment segment’s operating results. Unrecognized revenues attributable to such license agreements were $847 million and $1.02 billion at December 31, 2015 and December 31, 2014, respectively.

The Company has a global channel presence through domestic and international joint ventures. The Company owns a 50% interest in a joint venture with Lionsgate, which owns and operates the entertainment cable network, Pop™. The Company owns a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates six channels in the U.K. and Ireland, including CBS Action™, CBS Drama™, CBS Reality™ and Horror Channel™. The Company also owns a 30% interest in a joint venture with another subsidiary of AMC Networks, which owns and operates nine cable and satellite channels in Europe, the Middle East and Africa broadcasting CBS programming and branded as CBS Action™, CBS Drama™, CBS Reality™ and CBS Europa™. In Australia, the Company owns an approximately 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN™, a digital television channel service. The Company owns a 30% interest in a joint venture with RTL Group, which owns and operates two cable channels in Southeast Asia in English and local languages, RTL CBS Entertainment™ and RTL CBS Extreme™.

CBS Interactive. CBS Interactive is one of the leading global publishers of premium content on the Internet, delivering this content via Web properties, mobile properties and CBS apps on mobile, as well as Internet-connected television and other device platform apps. CBS Interactive was ranked among the top Internet properties in the world according to comScore Media Metrix, December 2015. CBS Interactive’s leading brands, including CNET®, CBS.com™, CBSSports.com™, GameSpot®, TVGuide.com™, TV.com™, CBSNews.com™, ZDNet®, Last.fm®, and MetroLyrics.com®, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.‑based business, CBS Interactive operates in Asia, Australia and Europe. CBS Interactive’s worldwide brands reached approximately 254 million unique monthly visitors during December 2015 according to comScore Media Metrix, December 2015.

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

CBS Interactive owns and operates digital properties, including: CNET, one of the preeminent digital properties for technology and consumer electronics information and featuring news, reviews, downloads and instructional and entertaining video and audio shows about technology; CNET en Espanol™, which delivers CNET.com’s information in the U.S. to Spanish speakers; TVGuide Digital™, which provides comprehensive information about television programming; GameSpot, a leading gaming information digital property providing video game reviews and previews, news, eSports, Webcasts, videos, and game downloads; CBSSports Digital™, which provides sports content, fantasy sports, community and e‑commerce features, and also owns and operates MaxPreps®; Last.fm, which is a music recommendation, discovery and social networking property; MetroLyrics.com, which is one of the most popular databases for song lyrics online; and TV.com, which is a destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks.

CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Further extending the CBS.com experience, the Company offers a CBS app for on-demand streaming of various programs from the Company’s current network programming and library to users on multiple digital platforms, including Android, iOS, and Windows 8 and 10 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Chromecast, Roku and Xbox connected device platforms. CBS Interactive operates CBS All Access, the Company’s digital streaming subscription service launched in October 2014, which offers a more extensive on-demand selection of CBS Television Network content, both current programming and library, as well as the ability to stream live programming from local CBS Television Stations. CBS All Access is available at CBS.com and on the multiple digital platforms described above through the CBS app. CBS Interactive also operates CBSN, a live digital streaming advertiser-supported news network available 24 hours a day, seven days a week which launched in November 2014. CBSN is available at CBSNews.com and through the CBS News app on multiple digital platforms, including Android, iOS and Windows 8 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Chromecast, Roku and Xbox One connected device platforms. Through the CBS Audience Network™, the Company delivers video content from its digital properties and television, radio and affiliated stations under an advertiser-supported distribution model to third-party digital properties. The growing slate of the Company’s content available online includes full episodes, clips and highlights based on CBS, CBS Sports Network and Showtime Networks programming as well as original made-for-the-Web content.

CBS Films. CBS Films produces, acquires and distributes theatrical motion pictures across all genres. The budget for each picture is intended to be up to $50 million plus advertising and marketing costs at a level consistent with industry custom. The majority of motion pictures produced or acquired by CBS Films is intended for a wide, commercial theatrical release, similar to motion pictures typically produced and released by major studios. CBS Films’ theatrical releases in 2015 were The Duff and Love the Coopers. In 2016, CBS Films’ expected theatrical releases are Middle School: The Worst Years of My Life, The Price You Pay, The Sense of An Ending and Patriots Day.

In general, motion pictures produced or acquired by CBS Films are exhibited theatrically in the U.S. and internationally, followed by exploitation via home entertainment (including DVDs and Blu-ray Discs and electronic rental and sell-through), video-on-demand, pay-per-view, pay television, free television and basic cable, digital media outlets, including subscription video-on-demand, and, in some cases, other channels such as airlines and hotels. CBS Films exploits its motion pictures (including certain ancillary rights such as licensing and merchandising) and generates revenues in all media in the relevant release windows either directly, through affiliated CBS entities, or via third party distribution arrangements, including CBS Films’ multi-year agreement with Lions Gate Films, which was entered into in November 2014, for Lions Gate Films to distribute CBS Films’ new wide-release motion pictures in all media, except U.S. pay television.

Entertainment Competition.

Television Network. The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks, such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services, as well as other media, including DVDs and Blu‑ray Discs, digital program services, print and the Internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country which are necessary to ensure the effective distribution of network programming to a nationwide audience.

Television Production and Syndication. As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators, such as Disney, Fox, NBCUniversal, Sony and Warner Bros., to produce and sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company’s entertainment businesses.

CBS Interactive. CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals, such as AOL, MSN and Yahoo!, especially as these properties expand their content offerings; search engines such as Google, Yahoo! and Bing; online comparison shopping and retail properties, including Amazon.com; vertical content sites in the categories that CBS Interactive’s brands serve such as technology, gaming, music, news, business, food, and lifestyle focused digital properties; other content sites and apps, such as ESPN.com, HBO GO, Hulu and Netflix, as well as major television broadcast company digital properties and apps; and platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

CBS Films. Motion picture production and distribution is a highly competitive business. During the life cycle of the development and production of a motion picture project, CBS Films must compete for the rights to compelling underlying source material and talent such as writers, producers, directors, on-screen performers and other creative personnel. CBS Films must also compete with other buyers for the acquisition of third-party produced motion pictures. Once a motion picture is completed or acquired, CBS Films must compete with numerous other motion pictures produced and/or distributed by various studios and independent producers, including Paramount Pictures Corporation, Walt Disney Studios Motion Pictures, Warner Bros. Entertainment Inc., Lions Gate Entertainment, The Weinstein Company, Metro-Goldwyn-Mayer Studios Inc. and Lakeshore Entertainment Group, among others, for audience acceptance as well as limited exhibition outlets across all of the relevant release windows. In addition, the ultimate consumer has many options for entertainment other than motion pictures including video games, sports, travel, outdoor recreation, the Internet, and other cultural and computer-related activities.

Cable Networks (16%, 16% and 15% of the Company's consolidated revenues in 2015, 2014 and 2013, respectively, and 33%, 33% and 29% of the Company's total segment operating income in 2015, 2014 and 2013, respectively)

The Cable Networks segment is composed of Showtime Networks, which operates the Company’s premium subscription program services, including a digital streaming subscription offering; CBS Sports Network, the Company’s cable network focused on college athletics and other sports; and Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel and a digital streaming subscription service.

Showtime Networks. Showtime Networks owns and operates three commercial-free, premium subscription program services in the U.S.: Showtime, offering original series, recently released theatrical feature films, documentaries, boxing and other sports-related programming, and special events; The Movie Channel, offering recently released theatrical feature films and related programming; and Flix, offering theatrical feature films primarily from the last several decades; and a digital streaming subscription offering of the Showtime service which launched in July 2015. At December 31, 2015, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 77 million subscriptions in the U.S., certain U.S. territories and Bermuda.

Showtime Networks also owns and operates multiplexed channels of Showtime and The Movie Channel in the U.S., which offer additional and varied programming choices. Showtime Networks makes versions of Showtime, The Movie Channel and Flix available “on demand,” enabling subscribers to watch individual programs at their convenience. Showtime Networks also makes available Showtime Anytime®, an authenticated version of Showtime, which can be accessed on computers via showtimeanytime.com™ or via certain Internet-connected devices through a Showtime Anytime app free of charge to Showtime subscribers as part of their Showtime subscription through participating Showtime Networks’ distributors. Through Showtime Anytime, Showtime subscribers can view on demand programming as well as the live telecast of the east and west coast feeds of Showtime. Showtime Networks additionally operates the Website SHO.com™ and various apps which promote Showtime, The Movie Channel and Flix programming, and provide information and entertainment and other services. In July 2015, the Company launched its digital streaming subscription offering of the Showtime service for purchase by consumers without a traditional MVPD video subscription. This offering features current and classic original Showtime series, theatrical feature films, documentaries and sports-related programming, as well as the live east and west coast linear feeds of Showtime, and is available at showtime.com™, through the Showtime app on multiple digital platforms, including Amazon Fire TV, Apple TV, Chromecast and Roku connected device platforms, and as an add-on subscription to Amazon Prime or Hulu services or via Sony’s PlayStation Vue’s cloud-based television service.

Showtime Networks derives revenue principally from the license of its program services to numerous MVPDs, with a substantial portion of such revenue coming from three of the largest such distributors. The costs of acquiring exhibition rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from motion picture studios and other distributors typically covering the U.S. and Bermuda for varying durations, including exclusive motion picture output agreements with CBS Films, Buena Vista Pay Television, a subsidiary of The Walt Disney Company (for certain DreamWorks motion pictures), Open Road Films, STX Entertainment and (for motion pictures theatrically released through 2015) The Weinstein Company. Showtime Networks’ original series telecast in 2015 included Homeland, Ray Donovan, Masters of Sex, The Affair, Penny Dreadful, Shameless, Nurse Jackie, House of Lies and Episodes, among others. Showtime Networks also telecast various sports-related programs, including Inside the NFL, 60 Minutes Sports and A Season With Notre Dame Football. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives revenue by licensing rights it retains in certain of its original programming. The Company enters into licensing arrangements with television networks, Internet content distributors, such as Amazon and Netflix, and/or other media companies for the exhibition of certain Showtime original programming domestically and in various international territories. For example, the Company has entered into an output agreement with Bell Media Inc. in January 2015 for Canada, with Sky-affiliated entities in December 2015, for Austria, Germany, Ireland, Italy and the U.K., and with Stan Entertainment PTY Limited in January 2016 for Australia. Showtime Networks also produces and/or provides special events to licensees on a pay-per-view basis through Showtime PPV® such as Floyd Mayweather’s two championship boxing matches held in 2015, including his pay-per-view record-breaking match against Manny Pacquiao, in May 2015, co-produced by HBO PPV®.

Showtime Networks also owns a majority of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks offers a companion on-demand version, makes Smithsonian Channel content available on an authenticated basis to certain distributors in the U.S. and licenses Smithsonian Channel content outside of the U.S., including to Blue Ant Television Ltd. in connection with Smithsonian Channel in Canada. Smithsonian Networks also operates the Website SmithsonianChannel.com™ and various apps, which promote Smithsonian Channel programming and provide information and entertainment services. In November 2015, Smithsonian Networks launched Smithsonian Earth™, its digital streaming subscription service featuring original nature content, which is available to consumers without a traditional MVPD video subscription. Smithsonian Earth is available in ultra-high-definition resolution (4K) on multiple digital platforms, including Amazon Fire TV, Apple TV and Roku connected device platforms.

CBS Sports Network. CBS Sports Network is a 24 hours a day, seven days a week cable program service that provides sports and related content, with a strong focus on college sports. The network televises over 580 live professional, amateur, semi-professional and collegiate events annually, highlighted by Division I college football, basketball, hockey and lacrosse, as well as professional bull riding (PBR), professional lacrosse (MLL), arena football

(AFL) and various styles of motor sports events (including asphalt, dirt, and off road racing). In addition, the network showcases a variety of original programming, including documentaries, features and studio shows, highlighted by That Other Pre-Game Show (TOPS), NFL Monday QB, Inside College Basketball, Inside College Football, and a first of its kind all-female panel talk show, We Need to Talk, and a new live sports talk show, Time to Schein. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, Masters Tournament and PGA Championship, and for Showtime Networks relating to Showtime Championship Boxing. CBS Sports Network produces weekday simulcasts of the radio shows Boomer and Carton and The Doug Gottlieb Show. Further, CBS Sports Network televises a diverse slate of additional programming under the CBS Sports Spectacular™ brand, including mixed martial arts, skiing, bowling, surfing, boxing, horse racing, volleyball, cheerleading and skate boarding, among other events. CBS Sports Network had approximately 55 million subscribers as of December 31, 2015. The network derives its revenues from subscription fees and the sale of advertising. CBS Sports Network has secured carriage arrangements with the top MVPDs.

Cable Networks Competition.

Showtime Networks. Showtime Networks primarily competes with other providers of premium subscription program services in the U.S., including Home Box Office, Inc. and Starz, LLC. Competition among these premium subscription program services in the U.S. is dependent on: (i) the production, acquisition and packaging of original series and other original programming and the acquisition and packaging of an adequate number of recently released theatrical motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to distributors for carriage so as to favorably position and package Showtime Networks’ premium subscription program services to subscribers. In addition, Showtime Networks competes with non-traditional subscription programming services delivered via the Internet, such as Amazon, Hulu and Netflix, for original programming, theatrical motion pictures and viewership. Showtime Networks also competes for programming, distribution and/or audiences with basic cable program services, broadcast television and other media, including video games and other Internet apps.

Smithsonian Networks competes for programming, distribution and/or audiences with non‑fiction and other basic cable program services, including Discovery Channel, National Geographic Channel and History, as well as with broadcast television and other media.

CBS Sports Network. CBS Sports Network principally competes with cable programming services, including other sports‑oriented cable programming services, for distribution and license fee revenue among MVPDs, as well as for viewership and advertising revenue. The effects of consolidation among MVPDs and consumer pricing sensitivity have made it more difficult for niche channels to secure broad distribution in mainstream programming packages. In addition, the largest cable providers have created sports tiers for sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. CBS Sports Network continues its repositioning to be included in programming packages with more subscribers. Re-alignment of college athletic conferences and their member institutions may adversely impact CBS Sports Network’s programming arrangements. CBS Sports Network also competes with cable programming services generally, including other sports programming services, such as ESPN, FOX Sports Networks and NBC Sports Network, in acquiring the television and multimedia rights to sporting events, resulting in increased rights fees and increased production expenses.

The terms and favorable renewal of agreements with distributors for the distribution of the Company’s subscription program services are important to the Company. The effects of consolidation among MVPDs and other marketplace factors make it more difficult to reach and maintain favorable terms and positioning and could have an adverse effect on revenues.

Publishing (6% of the Company's consolidated revenues in 2015, 2014 and 2013, respectively, and 4%, 3% and 3% of the Company's total segment operating income in each of 2015, 2014 and 2013, respectively)

The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

Simon & Schuster publishes and distributes adult and children’s consumer books in printed, digital and audio formats in the U.S. and internationally. Its digital formats include electronic books, and audio books. Simon & Schuster’s major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books, Gallery Books, Touchstone, Threshold Editions™ and Howard Books®. Simon & Schuster’s major children’s imprints include Simon Pulse®, Aladdin®, Atheneum Books for Young Readers®, Margaret K. McElderry Books™, Saga Press™ and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the products of certain CBS businesses as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on its own Websites, social media, general Internet sites as well as those dedicated to individual titles. Its created assets include online videos showcasing Simon & Schuster authors and new releases on AOL, Scripps Lifestyle Networks, SimonandSchuster.com, YouTube and other sites as well as online video courses led by authors made available for sale to consumers. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada, Simon & Schuster Australia, Simon & Schuster India and other distributors, as well as the publication of locally originated titles by its international companies.

In 2015, Simon & Schuster published 249 New York Times bestsellers in hardcover, paperback and electronic formats, collectively, including 32 New York Times #1 bestsellers. Best-selling titles in 2015 include The Wright Brothers by David McCullough, Bazaar of Bad Dreams by Stephen King and ongoing sales of the 2015 Pulitzer Prize-winning 2014 release, All the Light We Cannot See by Anthony Doerr. Bestselling children’s titles from Simon & Schuster include Dork Diaries 10 by Rachel Renée Russell, Rush Revere and the Star-Spangled Banner by Rush Limbaugh and Kathryn Adams Limbaugh and Michael Vey 5 by Richard Paul Evans. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster’s books over the Internet.

The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end‑of‑year holiday season. Major new title releases represent a significant portion of Simon & Schuster’s sales throughout the year. Simon & Schuster’s top two accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. In 2015, the sale of digital content represented approximately 25% of Simon & Schuster’s revenues. The Company expects that electronic books will continue to represent a significant portion of Simon & Schuster revenues in the coming years.

Publishing Competition. The consumer publishing business is highly competitive and has been affected over the years by consolidation trends and electronic distribution methods and models. Mass merchandisers and on‑line retailers are significant factors in the industry contributing to the general trend toward consolidation in the retail channel. The growth of the electronic book market has impacted print book retailers and wholesalers and could result in a reduction of these channels for the sales and marketing of the Company’s books. In addition, unfavorable economic conditions and competition may adversely affect book retailers’ operations, including distribution of the Company’s books. The Company must compete with other larger publishers, such as Penguin Random House, Hachette and HarperCollins, for the rights to works by authors and sales to retailers and customers. Competition is particularly strong for well‑known authors and public personalities. In addition, technological changes have made it increasingly possible for authors to self‑publish and have led to the development of new digital distribution models in which the Company’s books must compete with the availability of both a larger volume of books as well as non‑book content.

Local Broadcasting (19%, 20% and 19% of the Company's consolidated revenues in 2015, 2014 and 2013, respectively, and 27%, 30% and 27% of the Company's total segment operating income in 2015, 2014 and 2013, respectively)

The Local Broadcasting segment is composed of CBS Television Stations, the Company’s 30 owned broadcast television stations, and CBS Radio, through which the Company owns and operates 117 radio stations in 26 U.S. markets and related online properties. The Company operates local digital properties in major U.S. markets, including New York, Los Angeles, Chicago, San Francisco and Dallas, which combine the Company’s television and radio local media brands online to provide the latest news, traffic, weather, and sports information as well as local discounts, directories and reviews to serve the local community.

CBS Television Stations. The Company owns 30 broadcast television stations through its CBS Television Stations group, all of which operate under licenses granted by the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The licenses are renewable every eight years. The Company’s television stations are located in the 6 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area (“DMA”) in 10 major markets. These multiple station markets are: New York (market #1), Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #8), Detroit (market #13), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #23). This group of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming. The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. In addition, the CBS Television Stations group receives retransmission fees from MVPDs for authorizing the MVPDs’ carriage of the Company’s owned television stations. The Company’s television station Websites, many of which are combined with certain Websites of the Company’s radio stations in co-located markets, are operated by CBS Local Digital Media™ and promote the stations’ programming as well as provide news, information, entertainment, and other services. These Websites principally derive revenues from the sale of advertising. The “Television Stations, Radio Stations and CBS Local Digital Media Websites” table below includes information with respect to certain of these properties within top U.S. television markets and radio markets. In October 2014, the Company launched CBS All Access, a digital streaming subscription service offering an extensive on-demand selection of CBS Television Network content as well as the ability to stream live programming from local CBS Television Stations. CBS All Access is available at CBS.com and through the CBS app on multiple digital platforms, including Android, iOS, Windows 8 and 10 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Chromecast, Roku and Xbox connected device platforms. In 2015, CBS Television Stations and Weigel Broadcasting launched DECADES™, a national entertainment program service featuring classic television content, movies and original programming for local television stations’ digital sub-channels, which utilize a local television station's available broadcast spectrum to provide a companion to that station's primary channel.

CBS Radio. The Company’s radio broadcasting business operates through CBS Radio, one of the largest operators of radio stations in the U.S. CBS Radio owns and operates 117 radio stations serving 26 U.S. markets as of February 9, 2016. Virtually all of the Company’s owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 77% in the 25 largest U.S. radio markets. The Company’s strategy generally is to operate radio stations in the largest markets and take advantage of the Company’s ability to sell advertising across multiple markets and formats. The Company believes that it is favorably impacted by offering radio and television platforms in large markets.

CBS Radio’s geographically dispersed stations serve diverse target demographics through a broad range of formats, such as rock, classic hits/oldies, all‑news, talk, Spanish language, adult contemporary, top 40/contemporary hit radio, urban, sports and country. In addition, CBS Radio has established leading news, sports and personality-driven programming. This diversity provides advertisers with the convenience of selecting stations to reach a targeted demographic or groups of stations to reach broad groups of consumers within and across markets and also reduces the Company’s dependence on any single station, local economy, format or advertiser. At the same time, CBS Radio maintains substantial diversity in most markets where its stations operate so that its stations appeal to several demographic groups. CBS Radio’s general programming strategies include employing popular on-air talent, some of whose broadcasts may be syndicated by CBS Radio using third parties, broadcasting third party syndicated programming , acquiring the rights to broadcast sports play‑by‑play and producing and acquiring news content. The overall mix of each radio station’s programming lineup is designed to fit the station’s specific format and serve its local community.

The majority of CBS Radio’s revenues are generated from the sale of local and national advertising. The major categories of radio advertisers include automotive, retail, healthcare, telecommunications, insurance, fast food, beverage, movies and entertainment. CBS Radio is able to use the reach, diversity and branding of its radio stations to create unique division‑wide marketing and promotional initiatives for major national advertisers. Advertising expenditures by advertisers fluctuate, which has an effect on CBS Radio’s revenues.

The Company’s radio station Websites, many of which are combined with certain of the Company’s television station Websites in co‑located markets, are operated by CBS Local Digital Media and promote and stream simultaneously the stations’ programming as well as provide news, information and entertainment, and other services. Radio station programming is also streamed live on the Company's Radio.com™ Website and CBS Local apps. The “Television Stations, Radio Stations and CBS Local Digital Media Websites” table below includes information with respect to certain of these properties within top U.S. television markets and radio markets. Also, CBS Local Digital Media operates Websites for the Company's music radio stations. All of these Websites principally derive revenues from the sale of advertising. CBS Radio is one of the most listened to online radio providers according to Triton Digital’s monthly Top 20 Ranker for December 2015.

CBS Sports Radio Network™ provides national sports programming to affiliated radio stations up to 24 hours a day, seven days a week. The network has more than 300 affiliates across the U.S. and in Canada, including radio stations in all of the top 10 U.S. radio markets. Cumulus Media, as CBS Sports Radio Network's exclusive syndicator, is responsible for securing radio station affiliates and for the network's advertising sales.

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

CBS Radio. The Company’s radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as Cumulus Media Inc., Emmis Communications Corporation, Entercom Communications Corp., iHeartMedia, Inc. and Radio One, Inc. The Company’s radio stations, including their Internet and streaming activities, also compete with other media, such as broadcast, cable and DBS television, newspapers, magazines, direct mail, and the Internet, including services such as Pandora, Spotify and Rhapsody. The radio industry is also subject to competition from Sirius XM Holdings Inc., which provides digital audio services to subscribers.

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

Aggregate total revenues for the Company’s radio stations for 2015 were ranked #1 or #2 in four of the top five U.S. markets by metro area population (New York, Los Angeles, Chicago, and San Francisco), according to the 2015 Market Total Revenues Performance Summary of Miller Kaplan Arase LLP.

Television Stations, Radio Stations and CBS Local Digital Media Websites
The following table sets forth information with regard to the Company’s owned television stations, radio stations and related CBS Local Digital Media Websites, as of February 9, 2016, within top U.S. television and radio markets:

	Television			Radio			CBS Local Digital Media(1)
Market and Market Rank(2)	Stations	Type	Network Affiliation	Stations	AM/ FM	Format	Websites
New York, NY	WCBS‑TV	UHF	CBS	WCBS	AM	News	newyork.cbslocal.com
	WLNY‑TV	UHF	Independent	WCBS	FM	Classic Hits
#1—Television				WFAN	AM	Sports
#1—Radio				WFAN	FM	Sports
				WINS	AM	News
				WBMP	FM	Top 40
				WWFS	FM	Hot Adult Contemporary

Los Angeles, CA(3)	KCAL‑TV	VHF	Independent	KAMP	FM	Top 40	losangeles.cbslocal.com
	KCBS‑TV	UHF	CBS	KCBS	FM	Adult Hits
#2—Television				KNX	AM	News
#2—Radio				KROQ	FM	Alternative
				KRTH	FM	Classic Hits
				KTWV	FM	Smooth Adult Contemporary

Chicago, IL	WBBM‑TV	VHF	CBS	WBBM	AM	News	chicago.cbslocal.com
				WBBM	FM	Top 40
#3—Television				WCFS	FM	News
#3—Radio				WJMK	FM	Classic Hits
				WSCR	AM	Sports
				WUSN	FM	Country
				WXRT	FM	Adult Alternative

Philadelphia, PA	KYW‑TV	UHF	CBS	KYW	AM	News	philadelphia.cbslocal.com
	WPSG‑TV	UHF	The CW	WIP	FM	Sports
#4—Television				WOGL	FM	Classic Hits
#9—Radio				WPHT	AM	News/Talk
				WZMP	FM	Top 40
				WXTU	FM	Country

Dallas‑Fort Worth, TX	KTVT‑TV	UHF	CBS	KJKK	FM	Adult Hits	dfw.cbslocal.com
	KTXA‑TV	UHF	Independent	KLUV	FM	Classic Hits
#5—Television				KMVK	FM	Spanish
#5—Radio				KRLD	AM	News
				KRLD	FM	Sports
				KVIL	FM	Hot Adult Contemporary

San Francisco, CA	KPIX‑TV	UHF	CBS	KCBS	AM	News	sanfrancisco.cbslocal.com
	KBCW‑TV	UHF	The CW	KFRC	FM	News
#6—Television				KITS	FM	Alternative
#4—Radio				KLLC	FM	Hot Adult Contemporary
				KMVQ	FM	Top 40
				KZDG(4)	AM	Indian Talk/Music

Washington, D.C.				WIAD	FM	Hot Adult Contemporary	washington.cbslocal.com
				WJFK	AM	Sports
#7—Television				WJFK	FM	Sports
#7—Radio				WLZL	FM	Spanish
				WNEW(5)	FM	BusinessNews/Talk
				WPGC	FM	Rhythmic Top 40

Boston, MA	WBZ‑TV	UHF	CBS	WBMX	FM	Hot Adult Contemporary	boston.cbslocal.com
	WSBK‑TV	UHF	MyNetworkTV	WBZ	AM	News
#8—Television				WBZ	FM	Sports
#10—Radio				WODS	FM	Top 40
				WZLX	FM	Classic Rock

Atlanta, GA	WUPA‑TV	UHF	The CW	WAOK	AM	News/Talk	atlanta.cbslocal.com
				WVEE	FM	Urban
#9—Television				WZGC	FM	Sports
#8—Radio

	Television			Radio			CBS Local Digital Media(1)
Market and Market Rank(2)	Stations	Type	Network Affiliation	Stations	AM/ FM	Format	Websites
Houston, TX				KHMX	FM	Hot Adult Contemporary	houston.cbslocal.com
				KIKK	AM	Sports
#10—Television				KILT	AM	Sports
#6—Radio				KILT	FM	Country
				KKHH	FM	Top 40
				KLOL	FM	Spanish

Tampa‑St. Petersburg, FL	WTOG‑TV	UHF	The CW				tampa.cbslocal.com

#11—Television
#19—Radio

Phoenix, AZ				KMLE	FM	Country
				KOOL	FM	Classic Hits
#12—Television				KZON	FM	Top 40
#14—Radio

Detroit, MI	WKBD‑TV	UHF	The CW	WDZH	FM	Top 40	detroit.cbslocal.com
	WWJ‑TV	UHF	CBS	WOMC	FM	Classic Hits
#13—Television				WWJ	AM	News
#12—Radio				WXYT	AM	Sports
				WXYT	FM	Sports
				WYCD	FM	Country

Seattle‑Tacoma, WA	KSTW‑TV	VHF	The CW	KFNQ	AM	Sports	seattle.cbslocal.com
				KJAQ	FM	Adult Hits
#14—Television				KMPS	FM	Country
#13—Radio				KZOK	FM	Classic Rock

Minneapolis, MN	WCCO‑TV	UHF	CBS	KMNB	FM	Country	minnesota.cbslocal.com
	KCCO‑TV(6)	VHF	CBS	KZJK	FM	Adult Hits
#15—Television	KCCW‑TV(7)	VHF	CBS	WCCO	AM	News/Talk
#16—Radio

Miami-Ft. Lauderdale, FL	WFOR‑TV	UHF	CBS	WKIS	FM	Country	miami.cbslocal.com
	WBFS‑TV	UHF	MyNetworkTV	WPOW	FM	Top 40
#16—Television				WQAM	AM	Sports
#11—Radio

Denver, CO	KCNC‑TV	UHF	CBS				denver.cbslocal.com

#17—Television
#18—Radio

Cleveland, OH				WDOK	FM	Adult Contemporary	cleveland.cbslocal.com
				WKRK	FM	Sports
#18—Television				WNCX	FM	Classic Rock
#32—Radio				WQAL	FM	Hot Adult Contemporary

Orlando, FL				WQMP	FM	Top 40
				WOCL	FM	Classic Hits
#19—Television				WOMX	FM	Hot Adult Contemporary
#33—Radio

Sacramento, CA	KOVR-TV	UHF	CBS	KHTK	AM	Sports	sacramento.cbslocal.com
	KMAX-TV	UHF	The CW	KNCI	FM	Country
#20—Television				KSFM	FM	Rhythmic Top 40
#28—Radio				KYMX	FM	Adult Contemporary
				KZZO	FM	Hot Adult Contemporary

St. Louis, MO				KEZK	FM	Adult Contemporary	stlouis.cbslocal.com
				KMOX	AM	News/Talk
#21—Television				KYKY	FM	Hot Adult Contemporary
#22—Radio

Pittsburgh, PA	KDKA-TV	UHF	CBS	KDKA	AM	News/Talk	pittsburgh.cbslocal.com
	WPCW-TV	VHF	The CW	KDKA	FM	Sports
#23—Television				WBZZ	FM	Hot Adult Contemporary
#26—Radio				WDSY	FM	Country

Baltimore, MD	WJZ‑TV	VHF	CBS	WJZ	AM	Sports	baltimore.cbslocal.com
				WJZ	FM	Sports
#26—Television				WLIF	FM	Adult Contemporary
#21—Radio				WWMX	FM	Top 40

	Television			Radio			CBS Local Digital Media(1)
Market and Market Rank(2)	Stations	Type	Network Affiliation	Stations	AM/ FM	Format	Websites
Indianapolis, IN	WBXI-CA(8)	UHF	Independent

#27—Television
#38—Radio

San Diego, CA				KEGY	FM	Top 40
				KYXY	FM	Adult Contemporary
#28—Television
#17—Radio

Riverside-San Bernardino, CA				KFRG	FM	Country
				KRAK	AM	Sports
#25—Radio				KVFG	FM	Classic Hits
				KXFG	FM	Country

(1)
The CBS Local Digital Media group operates the Websites of the Company’s television stations and radio stations. Many of these Websites are combined for the television stations and non-music radio stations in co-located markets. The Websites provide news, information, entertainment, as well as other services, and promote stations’ programming.

(2)	Television market (DMA) rankings based on Nielsen Media Research Local Market Universe Estimates, September 2015. Radio market (DMA) rankings based on Nielsen Audio Radio Market Survey, Fall 2015.

(3)
As required by the FCC, the Company assigned KFWB-AM to a divestiture trust. The Company is a beneficiary of the trust. The trustee is operating the radio station and is responsible for selling the radio station to a third party. An agreement to sell the radio station has been executed and an application to obtain the FCC's consent to the proposed sale is pending. (See “CBS Business Segments—Regulation—Broadcasting—Ownership Regulation—Radio‑Television Cross‑Ownership Rule”).

(4)	KZDG-AM in San Francisco, California, is programmed by a third party through a time brokerage agreement.

(5)	WNEW-FM in Washington, D.C., is programmed by a third party through a time brokerage agreement.

(6)	KCCO-TV is operated as a satellite station of WCCO-TV.

(7)	KCCW-TV is operated as a satellite station of WCCO-TV.

(8)	WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC’s ownership rules.

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

Intellectual Property and Privacy

Laws affecting intellectual property are of significant importance to the Company. (See “Intellectual Property” on page I-18 for more information on the Company’s brands).

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

Copyright Law and Content. The Company derives revenues from the creation and exploitation of creative content, for which the copyright law grants certain exclusive rights, including to reproduce, publicly perform and distribute. The duration of the protection afforded to the Company’s intellectual property depends on the type of property and the laws and regulations of the relevant jurisdiction. In the U.S., the copyright term for authored works is the life of the author plus 70 years. For works made for hire, the copyright term is the shorter of 95 years from the first publication or 120 years from creation. Any changes to copyright laws, including through court decisions, which diminish the scope of a copyright owner’s exclusive rights, could impact the Company.

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

The FCC adopted a notice of proposed rule‑making (“NPRM”) in its latest quadrennial review of broadcast ownership rules in April 2014, which incorporates the record of the FCC’s prior review of broadcast ownership rules, which started in December 2011. The FCC’s current ownership rules, certain proposed changes by and items for which the FCC is seeking comments under the ownership NPRM, are briefly summarized below.

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

Radio-Television Cross-Ownership Rule. The radio-television cross-ownership rule limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market. The Company owns a combination of radio and television stations in the Los Angeles market in excess of the limit. As required by the FCC, the Company assigned radio station KFWB-AM in Los Angeles to a divestiture trust. The Company is a beneficiary of the trust. The trustee is operating the radio station and is responsible for selling the radio station to a third party. An agreement to sell the radio station has been executed and an application to obtain the FCC's consent to the proposed sale is pending. This radio station sale would bring the Company into compliance with this cross-ownership rule.

Newspaper-Broadcast Cross-Ownership. The newspaper-broadcast cross-ownership rule prohibits the common ownership of a radio or television station and daily newspaper in the same market absent a waiver by the FCC. As part of its NPRM, the FCC seeks comment on: (1) whether the restriction on newspaper-radio cross-ownership should be eliminated, and (2) a rule that would presume a waiver of the restriction on newspaper-television cross-ownership to be consistent with the public interest if a daily newspaper sought to combine with a full-power commercial television station in the same top 20 television market, and (a) the television station is not ranked among the top four television stations in the market and (b) at least eight independently owned and operated “major media voices” would remain in the market after the combination.

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

Alien Ownership. In general, the Communications Act prohibits foreign individuals or entities from owning more than 25% of the voting power or equity of the Company. In November 2013, the FCC provided additional information regarding its case-by-case review process for applications that propose foreign ownership that exceed such 25% threshold and, in October 2015, the FCC issued an NPRM proposing to simplify the process to obtain FCC consent to exceed the 25% threshold.

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

National Broadband Plan. In response to the FCC’s March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions to reclaim spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC “repacks” the remaining spectrum dedicated to broadcast television use after the auction. The legislation provides that the FCC will assist television stations in retaining their current coverage areas, no UHF band stations will be forced into the VHF band and a fund will be established to reimburse broadcasters for reasonable relocation expenses relating to the spectrum‑repacking. The FCC has established the rules by which the auction, which is scheduled to occur in 2016, will be conducted.

INTELLECTUAL PROPERTY

The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company’s practice to protect its products, including its television, radio and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CBS All Access®, CBSN®, CNET®, CBS Radio®, Showtime®, Showtime Anytime®, The Movie Channel®, Flix®, CBS Films®, CBS Audience Network®, TV.com™, Last.fm®, MetroLyrics®, CSI:®, NCIS®, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS Sports Network®, CBS Interactive™ and all the call letters for the Company’s television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

At December 31, 2015, the Company employed approximately 16,260 full-time and part-time salaried employees and had approximately 5,640 additional project-based staff.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 17 to the Consolidated Financial Statements.

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

Item 1A. Risk Factors.

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS

This document, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the documents incorporated by reference into this Annual Report on Form 10-K, contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth below. Additional risks, uncertainties and other factors may be described in the Company’s news releases and other filings made under the securities laws. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

The Company derives substantial revenues from the sale of advertising on its broadcast and basic cable networks, television stations, radio stations, syndicated programming, and digital properties. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly a major market, such as Los Angeles, New York or Chicago, in which the Company owns and operates sizeable businesses, could alter current or prospective advertisers’ spending priorities. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical segments, represent a significant portion of the Company’s advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors’ advertising expenditures may adversely affect the Company’s revenue. Advertisers’ willingness to purchase advertising from the Company may also be affected by a decline in audience ratings for the Company’s programming, the inability of the Company to retain the rights to popular programming, increasing audience fragmentation caused by new program channels and the proliferation of media formats, including the Internet and video‑on‑demand and the deployment of portable digital video devices and new technologies, which allow consumers to live stream and time shift programming, make and store digital copies and skip or fast‑forward through advertisements. In addition, the pricing and volume of advertising may be affected by shifts in spending toward digital and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as beneficial to the Company as traditional advertising methods. Any reduction in advertising expenditures could have an adverse effect on the Company’s revenues and results of operations.

The Company’s Success and Profitability Are Dependent Upon Audience Acceptance of Its Content, Including Its Television and Radio Programs and Motion Pictures, Which Is Difficult to Predict

Television, radio, motion picture and other content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of such content, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a program or motion picture also depends upon the quality and acceptance of other competing programs and motion pictures released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of evolving ratings technologies and measurements, and viewership on platforms or devices, such as tablets, smart phones and other mobile devices, that is not being measured, could have an impact on the Company’s program ratings. For example, while C-3, a current television industry ratings system, measures live commercial viewing plus three days of DVR and video-on-demand playback, the growing viewership occurring on subsequent days of DVR and video‑on‑demand playback is excluded from C-3 and other subsequent ratings. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company’s radio or television stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company’s cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. The theatrical success of a motion picture, based in large part upon audience acceptance, is a significant factor in determining the revenues it is likely to generate in home entertainment sales, licensing fees and other exploitation during the various other distribution windows. Consequently, low public acceptance of the Company’s content, including its television and radio programs, motion pictures and publications, will have an adverse effect on the Company’s results of operations. In addition, any decreased popularity of programming for which the Company has incurred significant commitments could have an adverse effect on its profitability. Programming and talent commitments of the Company, estimated to aggregate approximately $11.91 billion as of December 31, 2015, primarily included $9.21 billion for sports programming rights, $1.79 billion relating to the production and licensing of television, radio, and film programming, and $905 million for talent contracts with $2.95 billion of these amounts payable in and after 2021. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to distribute, could lead to decreased profitability or losses for a significant period of time.

Failure by the Company to Obtain, Create and Retain the Rights Related to Popular Programming Could Adversely Affect the Company’s Revenues
The Company’s revenue from its television, radio, cable networks and motion picture business is partially dependent on the Company’s continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication, however, increasingly, these time frames are being shortened. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company’s revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network’s most widely viewed broadcasts, including golf’s Masters Tournament, the PGA Championship, NFL games, NCAA Division I Men’s Basketball Tournament games, and series such as The Big Bang Theory, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs such as sports events from third parties. CBS Films competes for compelling source material for and the talent necessary to produce motion pictures, as well as with other buyers for the acquisition of third‑party produced motion pictures. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company’s failure to obtain or retain rights to popular content could adversely affect the Company’s revenues.

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive

Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly as are the digital publishing and distribution models for books. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company’s businesses. Examples of the foregoing include the convergence of television broadcasts and online delivery of programming to televisions and other devices, video-on-demand platforms, tablets, satellite radio, new video and electronic book formats, user-generated content sites, Internet and mobile distribution of video content via streaming and downloading, and place-shifting of content from the home to portable devices on which content is viewable outside the home. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis; technologies, such as DVRs, that enable users to fast-forward or skip advertisements or increase the sharing of subscription content; systems that allow users to access copyrighted product of the Company over the Internet or other media; and portable digital devices and systems that enable users to view programming or store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers and adversely affect its revenues. Also, the growing uses of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. In addition, further increases in the use of Internet-connected television or other digital devices, which allow users to consume content of their own choosing, in their own time and remote locations while avoiding traditional commercial advertisements or subscription payments, could adversely affect the Company’s radio and television broadcasting advertising and subscription revenues. Users who reduce, cancel or never had cable television subscription services are also known as “cord-cutters” or “cord-nevers”. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television and video programming options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the Internet to view on television monitors or other devices, which could diminish viewership of the Company’s programming. Generally, changing consumer behavior may impact the Company’s traditional distribution methods, for example, by reducing viewership of its programming (including motion pictures), the demand for DVD and Blu-ray Disc product and/or the desire to see motion pictures in theaters, which could have an adverse impact on the Company’s revenues and profitability. Also, the impact of technological changes on traditional distributors of video programming may adversely affect the Company’s cable networks’ ability to grow revenue. Anticipating and adapting to changes in technology on a timely basis and exploiting new sources of revenue from these changes will affect the Company’s ability to continue to increase its revenue.

Piracy of the Company's Programming and Other Content, Including Digital Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

Piracy of programming (including motion pictures), books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of such programming and other content into digital formats, which facilitate the creation, transmission and sharing of high quality unauthorized copies of the Company's content. Technological advances, which facilitate the streaming of programming via the Internet to television screens and other devices, may increase piracy. The proliferation of unauthorized access to programming, including through unauthorized live streaming and unauthorized account sharing of subscription program services, has an adverse effect on the Company's businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate, evolve and present challenges for enforcement. The Company vigorously defends itself against entities that illegally secure and exhibit its content, including streaming the Company’s content without obtaining the consent of or paying compensation to the Company. Failure of legal protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company's enforcement costs.

The Company’s Businesses Operate in Highly Competitive and Consolidating Industries

The Company competes with other media companies for high quality content to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various MVPD and other third-party digital platforms. The Company’s ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and radio programming, motion pictures and books. The consolidation of advertising agencies, distributors and television service providers also has made competition for audiences, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of on-line sales and electronic books sales have resulted in increased competition for limited physical shelf space for the Company’s publications and for the attention of consumers on-line. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; motion picture studios; the Internet; non-traditional programming services; technological innovations in content distribution; terrestrial and satellite radio and portable devices; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company’s stations or networks, or stations or networks might engage in aggressive promotional campaigns. In book publishing, competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. Moreover, the growing use of self-publishing technologies by authors increases competition and could result in decreased use of traditional publishing services. This competition could result in lower ratings and advertising and subscription and other revenues or increased content costs and promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing, new or potential competitors, or that competition will not have a material adverse effect on its business, financial condition or results of operations.

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company’s Results of Operations

The CBS Television Network provides its affiliates with up to approximately 98 hours of regularly scheduled programming per week. In return, the CBS Television Network’s affiliated stations broadcast network-inserted commercials during that programming and pay the Company station affiliation fees. Loss of station affiliation agreements of the CBS Television Network could adversely affect the Company’s results of operations by reducing the reach of the Company’s programming and therefore its attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect the Company’s results of operations. The non-renewal or termination of retransmission agreements with MVPDs or continued distribution on less favorable terms, could also adversely affect the Company’s revenues and its ability to distribute its network programming to a nationwide audience and affect the Company’s ability to sell advertising, which could have a material adverse effect on the Company’s results of operations. Showtime Networks, CBS Sports Network and Smithsonian Networks are also dependent upon the maintenance of distribution agreements with MVPDs and other third-party digital platforms and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers.

The loss of one or more of these arrangements could reduce the distribution of Showtime Networks’, CBS Sports Network’s and Smithsonian Networks’ program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. Also, consolidation among MVPDs and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company’s ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all. In addition, MVPDs are developing alternative offerings for consumers which are generally smaller than the traditional program package or may allow the consumer to customize its package of program services. To the extent these packages do not include the Company’s programming and become widely accepted in lieu of traditional program packages, the Company could experience a decline in affiliate and subscription revenues.

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

Increased Programming and Content Costs May Adversely Affect the Company’s Profits

The Company produces and acquires programming (including motion pictures) and other content and incurs costs with respect to its content, including for all types of creative talent, including actors, authors, writers and producers, composers and publishers of music, as well as for marketing and distribution. An increase in any of these costs and increased competition from consolidated entities and new entrants into the market for the production and acquisition of new content may lead to decreased profitability.

Changes in Communications Laws or Other Regulations May Have an Adverse Effect on the Company’s Business

The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s licenses could have a material adverse effect on the Company’s revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the common ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company’s ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company’s radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company’s advertising revenues. The FCC initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect the Company’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company’s ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. In response to the FCC’s March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC “repacks” the remaining spectrum dedicated to broadcast television use after the auction. Such auctions are expected to occur in 2016 followed by repacking, which could adversely impact the Company’s broadcast coverage and related revenues. It is difficult to predict the timing or outcome of the FCC’s actions or their effect, if any, on the Company’s broadcasting properties. Legislation could be enacted which could remove over-the-air broadcasters’ existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations and could have an adverse impact on the cost of music programming for the Company. In addition, changes in or new interpretations of international laws and regulations governing competition and the Internet, including those affecting data privacy, may have an adverse impact on the Company’s international businesses and Internet properties. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

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

Breach of Security Measures Regarding Information Systems Could Disrupt Operations and Damage the Company’s Reputation and Could Materially Adversely Affect the Company’s Businesses and Results of Operations

Network and information systems and other technologies are important to the Company’s business activities. Despite the Company’s security measures, network and information systems‑related events, such as computer hackings, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities, and natural or other disasters could result in a disruption of the Company’s services and operations. These events could also result in the improper disclosure of personal data or confidential information, including through third parties which receive any of such information on a confidential basis for business purposes and could be subject to any of these events, and damage the Company’s reputation and require the Company to expend resources to remedy any such breaches. The occurrence of any of these events could have a material adverse effect on the Company’s business and results of operations.

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

The Loss of Key Personnel, Including Talent, Could Disrupt the Management or Operations of the Company’s Business and Adversely Affect Its Revenues

The Company’s business depends upon the continued efforts, abilities and expertise of its chief executive officer and other key employees and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace, and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company’s ability to execute its business strategy. While the Company does not maintain a written succession plan with respect to Chairman of the Board, in accordance with the Company’s Corporate Governance Guidelines, designated independent committees of the CBS Board together periodically review succession planning for the position of Chairman and report to the non-management directors of the CBS Board. Because approximately 79.5% of the voting shares are controlled by Sumner Redstone there can be no assurance now or in the future that he or the successors to the voting control may not seek to effect succession of the Chairman; however, and in all cases, the Board will elect the next Chairman by a majority vote of the Board. Additionally, the Company employs or independently contracts with several entertainment personalities and authors with significant loyal audiences or readership. Entertainment personalities are sometimes significantly responsible for the ranking of a television or radio station and, therefore, the ability of the station to sell advertising, and an author’s popularity can be significantly responsible for the success of a particular book. The Company’s cable networks, CBS Television Studios and CBS Television Distribution produce programming and CBS Films produces motion pictures with highly regarded directors, actors and other talent who are important to attracting and retaining audiences for their content. There can be no assurance that these entertainment personalities, authors and talent will remain with or be drawn to the Company or will retain their current audiences or readership. If the Company fails to retain or attract these entertainment personalities, authors and talent or they lose their current audiences or readership, the Company’s revenues could be adversely affected.

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

NAI, Through Its Voting Control of the Company, Is in a Position to Control Actions that Require Stockholder Approval

NAI, through its direct and indirect ownership of the Company’s Class A Common Stock, has voting control of the Company. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the Company's Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company’s Board of Directors. In addition, Mr. David R. Andelman is a director of NAI and serves as a director of the Company. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. Other stockholders who may have different interests are unable to affect the outcome of the corporate actions of the Company for so long as NAI retains voting control.

Sales of Shares of Common Stock by NAI Could Adversely Affect the Stock Price

NAI, through its direct and indirect ownership of the Company’s Class A Common Stock, has voting control of the Company.  Based on information received from NAI, shares of the Company’s voting Class A common stock and non-voting Class B common stock owned by certain wholly‑owned subsidiaries of NAI are pledged to such subsidiaries’ lenders.  NAI holds more than 50% of the Company’s voting Class A shares directly and these shares are not pledged. If any of such subsidiaries defaults on its obligations and the lenders foreclose on the collateral, the lenders or anyone to whom the lenders transfer the Company’s shares could sell such shares or convert those shares of voting Class A Common Stock into shares of non-voting Class B Common Stock and sell such shares, which could adversely affect the Company’s share price. Additionally, if the lenders foreclose on the pledged shares of voting Class A Common Stock, NAI will no longer directly or indirectly own those shares and such lenders or other transferees would have voting rights in the Company. In addition, there can be no assurance that NAI or its subsidiaries at some future time will not sell or pledge additional shares of the Company’s stock, which could adversely affect the Company’s share price.

Many Factors May Cause the Stock Price of the Company’s Class A Common Stock and Class B Common Stock to Fluctuate

The stock price of Class A Common Stock and Class B Common Stock may fluctuate significantly as a result of many factors. These factors, some or all of which are beyond the Company’s control, include: actual or anticipated fluctuations in the Company’s operating results; changes in expectations as to the Company’s future financial performance or changes in financial estimates of securities analysts; success of the Company’s operating and growth strategies; investor anticipation of strategic, technological or regulatory threats, whether or not warranted by actual events; operating and stock price performance of other comparable companies; and realization of any of the risks described in these risk factors. In addition, the stock market has experienced volatility that often has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading prices of the Company’s common stock, regardless of the Company’s actual operating performance.

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

In Connection with the Separation, Each Company Will Rely on the Other Company’s Performance Under Various Agreements Between the Companies

In connection with the Separation, the Company and Viacom Inc. entered into various agreements, including a Separation Agreement dated December 19, 2005, a Tax Matters Agreement dated December 30, 2005, which are filed as exhibits to this report, and certain related party arrangements pursuant to which the Company and Viacom Inc. will provide services and products to each other from and after the Separation. The Separation Agreement sets forth the allocation of assets, liabilities, rights and obligations of the Company and Viacom Inc. following the Separation, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the Tax Matters Agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations are assumed by, each of the Company and Viacom Inc. Each company will rely on the other to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by the Company or Viacom Inc. under these agreements are legal or contractual liabilities of the other company. If Viacom Inc. were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, the Company could suffer operational difficulties or significant losses.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

The management and directors of the Company may own both CBS Corp. common stock and Viacom Inc. common stock, and both the Company and Viacom Inc. are controlled by NAI. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the Company and Chairman Emeritus of Viacom Inc. Ms. Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and Viacom Inc. Mr. David R. Andelman is a director of NAI and serves as a director of the Company. Mr. Frederic V. Salerno is a director of Viacom Inc. and serves as a director of the Company. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when the Company’s and Viacom Inc.’s management, directors and controlling stockholder face decisions that could have different implications for the Company and Viacom Inc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Viacom Inc. regarding the terms of the agreements governing the Separation and the relationship between the Company and Viacom Inc. thereafter. These agreements include, among others, the Separation Agreement, the Tax Matters Agreement and any commercial agreements between the parties or their affiliates. On occasion, the Company and Viacom Inc. may compete with each other in various commercial enterprises. Potential conflicts of interest could also arise if the Company and Viacom Inc. enter into any commercial arrangements with each other in the future. Each of Mr. Redstone and Ms. Redstone may also face conflicts of interest with regard to the allocation of his or her time between the Company and Viacom Inc. CBS Corp.’s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and Viacom Inc. CBS Corp.’s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of Viacom Inc. acquires knowledge of a potential corporate opportunity for both the Company and Viacom Inc., such director, officer or controlling stockholder may present such opportunity to the Company or Viacom Inc. or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.’s certificate of incorporation provides that the Company renounces any interest in any such opportunity presented to Viacom Inc. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, 831,000 square feet of which is office space. The Company occupies approximately 275,000 square feet of the office space and leases the balance to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. Showtime Networks leases approximately 230,000 square feet at 1633 Broadway, New York, New York under a lease which expires in 2026. Simon & Schuster leases approximately 290,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2019. CBS Interactive leases approximately 280,000 square feet of space at 235 Second Street, San Francisco, California under a lease which expires in 2022. CBS Interactive subleases approximately 75,000 square feet of this space to a third party. The Company and its subsidiaries also own and lease office, studio and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S., Canada and several other foreign countries for its businesses. The Company considers its properties adequate for its present needs.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2015, the Company had pending approximately 36,030 asbestos claims, as compared with approximately 41,100 as of December 31, 2014 and 45,150 as of December 31, 2013. During 2015, the Company received approximately 3,670 new claims and closed or moved to an inactive docket approximately 8,740 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. In 2014, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $11 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information concerning the executive officers of the Company as of February 9, 2016.

Name	Age	Title
Leslie Moonves	66	Chairman, President and Chief Executive Officer
Anthony G. Ambrosio	55	Senior Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer
Jonathan H. Anschell	47	Executive Vice President, Deputy General Counsel and Secretary
Joseph R. Ianniello	48	Chief Operating Officer
Richard M. Jones	50	Executive Vice President and General Tax Counsel
Lawrence Liding	47	Executive Vice President, Controller and Chief Accounting Officer
Gil Schwartz	64	Senior Executive Vice President and Chief Communications Officer
Lawrence P. Tu	61	Senior Executive Vice President and Chief Legal Officer

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption.

Mr. Moonves has been Chairman, President and Chief Executive Officer of the Company since February 3, 2016. Prior to that, Mr. Moonves served as President and Chief Executive Officer and a Director of the Company since January 1, 2006. Previously, Mr. Moonves served as Co-President and Co-Chief Operating Officer of Former Viacom since June 2004, Chairman and Chief Executive Officer of CBS since 2003 and as its President and Chief Executive Officer since 1998. Mr. Moonves joined former CBS Corporation in 1995 as President, CBS Entertainment. Prior to that, Mr. Moonves was President of Warner Bros. Television since July 1993.

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

Mr. Anschell has been Executive Vice President, Deputy General Counsel and Secretary of the Company since January 1, 2016.  Mr. Anschell also serves as Executive Vice President and General Counsel of CBS Broadcasting Inc., a position he has held since joining the Company in 2004.  Mr. Anschell previously was a partner with the law firm, White O’Connor Curry in Los Angeles, California.

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

Mr. Tu has been Senior Executive Vice President and Chief Legal Officer of the Company since January 1, 2014. Previously, Mr. Tu served as Senior Vice President, General Counsel and Secretary of Dell Inc. since July 2004. Prior to that, Mr. Tu served as Executive Vice President and General Counsel of NBC Universal since 2001. He previously was a partner with the law firm, O’Melveny & Myers LLP, and also served five years as managing partner of the firm’s Hong Kong office. Mr. Tu’s prior experience also includes serving as General Counsel Asia-Pacific for Goldman Sachs, attorney for the U.S. State Department, and law clerk for U.S. Supreme Court Justice Thurgood Marshall.

Part II

Item 5.	Market for CBS Corporation’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.
CBS Corporation (the “Company” or “CBS Corp.”) voting Class A Common Stock and CBS Corporation non-voting Class B Common Stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “CBS.A” and “CBS”, respectively.
The following table sets forth, for the calendar periods indicated, the per share range of high and low sales prices for CBS Corporation’s Class A and Class B Common Stock, as reported on the NYSE.

	Voting Class A		Non-Voting Class B
	Common Stock		Common Stock
	High	Low	High	Low

2015
1st quarter	$64.63	$53.93	$63.71	$52.94
2nd quarter	$72.50	$57.02	$63.95	$55.21
3rd quarter	$58.44	$42.54	$56.39	$38.51
4th quarter	$57.90	$43.28	$52.18	$38.76
2014
1st quarter	$68.00	$55.74	$68.10	$55.71
2nd quarter	$63.82	$55.33	$63.96	$55.01
3rd quarter	$65.07	$53.62	$65.24	$53.49
4th quarter	$57.48	$49.24	$56.67	$48.83
On January 28, 2016, the Company announced a quarterly cash dividend of $.15 per share on its Class A and Class B Common Stock, payable on April 1, 2016. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2015 and 2014, resulting in total annual dividends of $293 million, or $.60 per share for 2015 and $296 million, or $.54 per share for 2014. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock. Since then, various increases to such amount have been approved and announced, including most recently a $3.0 billion increase to the amount available under such program on August 7, 2014. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended December 31, 2015 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
October 1, 2015 - October 31, 2015	2.8	$43.08	2.8	$2,380
November 1, 2015 - November 30, 2015	2.8	$49.88	2.8	$2,238
December 1, 2015 - December 31, 2015	5.0	$47.68	5.0	$2,001
Total	10.6	$47.05	10.6	$2,001
As of February 10, 2016, there were approximately 1,586 record holders of CBS Corp. Class A Common Stock and approximately 22,556 record holders of CBS Corp. Class B Common Stock.
Additional information required by this item is contained in the CBS Corp. Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group of companies identified below.
The performance graph assumes $100 invested on December 31, 2010 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2015.
Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2015

$400
$350
$300
$250
$200
$150
$100
CBS Corp. Class A Common Stock
CBS Corp. Class B Common Stock
S&P 500
Peer Group (a)
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015

December 31,	2010	2011	2012	2013	2014	2015
CBS Corp. Class A Common Stock	$100	$147	$205	$347	$309	$290
CBS Corp. Class B Common Stock	$100	$144	$205	$347	$304	$262
S&P 500	$100	$102	$118	$157	$178	$181
Peer Group (a)	$100	$108	$149	$226	$270	$256
(a) The Peer Group consists of the following companies: The Walt Disney Company, Twenty-First Century Fox, Inc., Time Warner Inc. and Cumulus Media Inc.

Item 6.	Selected Financial Data.
CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31, (c) (d)
	2015 (a) (b)	2014 (e)	2013	2012	2011
Revenues	$13,886	$13,806	$14,005	$12,820	$12,381
Operating income	$2,417	$2,896	$3,025	$2,778	$2,423
Net earnings from continuing operations	$1,403	$1,354	$1,738	$1,508	$1,263
Net earnings from discontinued operations, net of tax	$10	$1,605	$141	$66	$42
Net earnings	$1,413	$2,959	$1,879	$1,574	$1,305

Basic net earnings per common share:
Net earnings from continuing operations	$2.90	$2.46	$2.86	$2.35	$1.90
Net earnings from discontinued operations, net of tax	$.02	$2.92	$.23	$.10	$.06
Net earnings	$2.92	$5.38	$3.09	$2.45	$1.97

Diluted net earnings per common share:
Net earnings from continuing operations	$2.87	$2.41	$2.79	$2.29	$1.85
Net earnings from discontinued operations, net of tax	$.02	$2.86	$.23	$.10	$.06
Net earnings	$2.89	$5.27	$3.01	$2.39	$1.92

Dividends per common share	$.60	$.54	$.48	$.44	$.35

At Year End:
Total assets:
Continuing operations	$23,765	$23,935	$22,730	$22,200	$21,712
Discontinued operations	—	—	3,475	3,993	4,161
Total assets	$23,765	$23,935	$26,205	$26,193	$25,873
Total debt:
Continuing operations	$8,448	$7,112	$6,403	$5,886	$5,932
Discontinued operations	—	—	14	14	22
Total debt	$8,448	$7,112	$6,417	$5,900	$5,954
Total Stockholders’ Equity	$5,563	$6,970	$9,966	$10,213	$9,908
(a) In 2015, CBS Corporation (the “Company” or “CBS Corp.”) recorded a noncash impairment charge of $484 million ($297 million, net of tax), or $.61 per diluted share, to reduce the carrying value of radio FCC licenses to their fair value.
(b) In 2015, the Company recorded gains from the sales of Internet businesses in China of $139 million ($131 million, net of tax), or $.27 per diluted share.
(c) On July 16, 2014, the Company completed the disposition of CBS Outdoor Americas Inc., which was previously a subsidiary of the Company and has been renamed OUTFRONT Media, Inc. (“Outdoor Americas”). Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. For 2014, net earnings from discontinued operations, net of tax, includes a gain on the disposal of Outdoor Americas of $1.56 billion, or $2.78 per diluted share.
(d) On September 30, 2013, the Company completed the sale of its outdoor advertising business in Europe, which included an interest in an outdoor business in Asia (“Outdoor Europe”) for $225 million.  Outdoor Europe has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.
(e) In 2014, in connection with the early redemption of $1.07 billion of its debt, the Company recorded a pretax loss on early extinguishment of debt of $352 million ($219 million, net of tax), or $.39 per diluted share.

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

Overview
Business overview and strategy
The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television and radio stations, Internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company continues to increase its investment in both Company-owned and acquired premium content to enhance its opportunities for revenue growth, which include exhibiting the Company’s content on digital and other platforms through licensing and subscription services, including the Company’s owned digital streaming services; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”) and television stations affiliated with the CBS Television Network. The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits. The Company’s continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues.

Operational highlights 2015 vs. 2014

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Revenues	$13,886	$13,806	$80	1%
Operating income	$2,417	$2,896	$(479)	(17)%
Adjusted operating income (a)	$2,843	$2,974	$(131)	(4)%
Net earnings from continuing operations	$1,403	$1,354	$49	4%
Adjusted net earnings from continuing operations (a)	$1,618	$1,663	$(45)	(3)%
Diluted EPS from continuing operations	$2.87	$2.41	$.46	19%
Adjusted diluted EPS from continuing operations (a)	$3.31	$2.96	$.35	12%
(a) See page II-6 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).

For 2015, diluted earnings per share from continuing operations (“EPS”) was up 19% from 2014, reflecting higher net earnings from continuing operations and lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program and the split-off of Outdoor Americas Inc. (“Outdoor Americas”) in the third quarter of 2014. In 2015, EPS included a pretax noncash impairment charge to reduce the carrying value of radio FCC licenses to their fair value, restructuring charges, and gains from the sales of Internet businesses in China. In 2014, EPS included an impairment charge associated with a radio station swap, restructuring charges, and a loss on early extinguishment of debt. On an adjusted basis, excluding these discrete items, EPS increased 12%. The Company believes that presenting its financial results adjusted for the impact of these discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company. These adjusted results are non-GAAP financial measures. See page II-6 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For 2015, the 1% increase in revenues reflected continued growth in affiliate and subscription fee revenues, partially offset by lower advertising and content licensing and distribution revenues. Affiliate and subscription fees increased 15% as a result of growth in station affiliation fees and retransmission revenues, reflecting the benefit from recently renegotiated agreements, as well as higher revenues from pay-per-view boxing events. Advertising revenues decreased 3% primarily reflecting lower local advertising revenues as a result of the benefit in 2014 from midterm elections and lower radio advertising sales. Total advertising revenues benefited from 1% growth in network advertising, which increased despite fewer sporting events broadcast on the CBS Television Network. Content licensing and distribution revenues decreased 2% reflecting lower domestic television licensing revenues, which were partially offset by higher international television licensing revenues.

Operating income was down 17% from 2014. On an adjusted basis, excluding the impairment charges, restructuring charges, and gains from the sales of Internet businesses in China, operating income declined 4% primarily as a result of increased investment in programming and new digital distribution initiatives.

The Company generated operating cash flow from continuing operations of $1.42 billion in 2015 and $1.21 billion in 2014. Included in operating cash flow for 2014 were payments of $360 million associated with the early extinguishment of debt, primarily for early redemption premiums. Free cash flow for 2015 was $1.23 billion compared with $1.00 billion for 2014. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages II-27 and II-28 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with GAAP, to free cash flow.

Share repurchases
Following is a summary of the Company’s purchases of its Class B Common Stock during the year ended December 31, 2015:

Total Number of Shares Purchased (in millions)	Average Price Per Share	Dollar Value of Shares Repurchased	Remaining Authorization
51.7	$54.18	$2,800	$2,001
Dividends

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Dividends per share	$.60	$.54	$.06	11%
Total dividends	$293	$296	$(3)	(1)%
Debt
At December 31, 2015 and 2014 the Company’s outstanding debt, excluding capital leases, was as follows:

		Weighted Average		Weighted Average
At December 31,	2015	Interest Rate	2014	Interest Rate
Total long-term debt	$8,365	4.68%	$6,399	4.88%
Commercial paper	$—	—%	$616	0.46%

During 2015, the Company issued a total of $2.0 billion of senior debt and used the net proceeds from these offerings for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and the repayment of short-term borrowings, including commercial paper.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
The following tables present adjusted operating income, adjusted net earnings from continuing operations, and adjusted diluted EPS from continuing operations, which exclude the impact of the above-mentioned discrete items. These adjusted results are non-GAAP financial measures, which are reconciled below to the most directly comparable financial measures in accordance with GAAP.

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Operating income	$2,417	$2,896	$(479)	(17)%
Discrete items:
Impairment charges	484	52
Restructuring charges	81	26
Gain on sales of businesses	(139)	—
Adjusted operating income	$2,843	$2,974	$(131)	(4)%

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Net earnings from continuing operations	$1,403	$1,354	$49	4%
Discrete items:
Impairment charges (net of tax benefit of $187 million in 2015 and including tax provision of $22 million in 2014)	297	74
Restructuring charges (net of tax benefit of $32 million in 2015 and $10 million in 2014)	49	16
Loss on early extinguishment of debt (net of tax benefit of $133 million)	—	219
Gain on sales of businesses (net of tax provision of $8 million)	(131)	—
Adjusted net earnings from continuing operations	$1,618	$1,663	$(45)	(3)%

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Diluted EPS from continuing operations	$2.87	$2.41	$.46	19%
Discrete items:
Impairment charges	.61	.13
Restructuring charges	.10	.03
Loss on early extinguishment of debt	—	.39
Gain on sales of businesses	(.27)	—
Adjusted diluted EPS from continuing operations	$3.31	$2.96	$.35	12%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segments

CBS Corp. operates in the following four segments:

ENTERTAINMENT:  The Entertainment segment consists of the CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films.  Entertainment’s revenues are generated primarily from advertising sales, the licensing and distribution of its content, and affiliate and subscription fees.  The Entertainment segment contributed 61%, 60%, and 62% to consolidated revenues in 2015, 2014, and 2013, respectively, and 46%, 44%, and 53% to total segment operating income in 2015, 2014, and 2013, respectively.

CABLE NETWORKS:  The Cable Networks segment consists of Showtime Networks, CBS Sports Network and Smithsonian Networks. Cable Networks’ revenues are generated primarily from affiliate fees, and the licensing and distribution of its content.  The Cable Networks segment contributed 16% to consolidated revenues in each of the years 2015 and 2014, and 15% in 2013, and 33% to total segment operating income in each of the years 2015 and 2014, and 29% in 2013.

PUBLISHING:  The Publishing segment consists of Simon & Schuster’s consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Atria Books.  Publishing generates revenues from the distribution of consumer books in print, digital and audio formats. The Publishing segment contributed 6% to consolidated revenues in each of the years 2015, 2014, and 2013, and 4% to total segment operating income in 2015 and 3% in each of the years 2014 and 2013.

LOCAL BROADCASTING:  The Local Broadcasting segment consists of CBS Television Stations and CBS Radio, with revenues generated primarily from advertising sales and retransmission fees. The Local Broadcasting segment contributed 19%, 20% and 19% to consolidated revenues in 2015, 2014, and 2013, respectively, and 27%, 30%, and 27% to total segment operating income in 2015, 2014, and 2013, respectively.

Consolidated Results of Operations—2015 vs. 2014
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2015	Revenues	2014	Revenues	$	%
Advertising	$7,018	50%	$7,204	52%	$(186)	(3)%
Content licensing and distribution	3,903	28	3,990	29	(87)	(2)
Affiliate and subscription fees	2,724	20	2,362	17	362	15
Other	241	2	250	2	(9)	(4)
Total Revenues	$13,886	100%	$13,806	100%	$80	1%
Advertising
For 2015, the 3% decrease in advertising revenues was principally driven by lower local advertising revenues, mainly from the benefit to 2014 from midterm elections and 6% lower radio advertising revenues. These declines were partially offset by growth in network advertising revenues, which increased 1% despite the broadcast of fewer sporting events on the CBS Television Network in 2015. The increase in network advertising reflects higher scatter pricing in the second half of the year, primarily as a result of increased demand. The increase is also driven by more inventory available to be sold at higher prices in the scatter market as a result of fewer units sold prior to the start of the 2015/2016 television broadcast season (“Upfront”) compared with the 2014/2015 season. (See pages I-2 and II-8 for further descriptions of the scatter and Upfront advertising markets.)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In 2016, national and local advertising revenues will benefit from the CBS Television Network’s broadcast of the Super Bowl, which airs on the CBS Television Network once every three years through 2022 under the current contract with the National Football League (“NFL”). The local advertising revenue comparison will also benefit from higher political advertising spending, mainly in the second half of the year, associated with the U.S. Presidential election. For national advertising, the CBS Television Network’s Upfront for the 2015/2016 television broadcast season, which runs from the middle of September 2015 through the middle of September 2016, resulted in pricing increases and lower overall volume compared with the prior season. As a result, more advertising spots are available in the scatter advertising market, when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. Overall advertising revenues for the Company will be dependent on demand in the overall advertising marketplace and ratings for its programming.

Content licensing and distribution
Content licensing and distribution revenues are principally comprised of fees from the licensing of internally produced television programming for multiple media platforms and in various geographic locations; fees from the distribution of third party programming; and revenues from the publishing and distribution of consumer books. For 2015, the 2% decrease in content licensing and distribution revenues reflects lower domestic television licensing revenues, partially offset by higher international television licensing revenues. Significant contributors to domestic television licensing revenues in 2015 included Elementary and NCIS, while 2014 included Blue Bloods, Hawaii Five-0, and Dexter.

Content licensing and distribution revenue comparisons are impacted by fluctuations resulting from the timing of the availability of Company-owned television series for multi-year licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition. Unrecognized revenues attributable to license agreements for produced programming that is not yet available for exhibition were $847 million and $1.02 billion at December 31, 2015 and 2014, respectively. As of the end of 2015 the Company had approximately 400 episodes of scripted original programming that had not yet been made available in the secondary domestic marketplace (See page II-46 for a description of the secondary marketplace).

Total outstanding receivables attributable to revenues recognized under licensing agreements at December 31, 2015 and 2014 were $3.83 billion and $3.57 billion, respectively. At December 31, 2015, the total amount due from these receivables was $1.69 billion in 2016, $1.03 billion in 2017, $552 million in 2018, $348 million in 2019, and $214 million in 2020 and thereafter.

Affiliate and subscription fees
Affiliate and subscription fees are principally comprised of revenues received from MVPDs for carriage of the Company’s cable networks (“cable affiliate fees”), as well as for authorizing the MVPDs’ carriage of the Company’s owned television stations (“retransmission fees”); fees received from television stations affiliated with the CBS Television Network (“station affiliation fees”); subscription fees for online content; and revenues received for the distribution of pay-per-view boxing events. For 2015, the 15% increase in affiliate and subscription fees reflects growth in station affiliation fees, retransmission fees, and cable affiliate fees from growth in rates; higher revenues from pay-per-view boxing events; and revenues from new digital distribution platforms. In 2016, the Company expects continued growth in affiliate and subscription fees. Over the next few years the Company expects to renew a significant portion of its agreements with station affiliates and MVPDs. This, along with the Company’s new digital distribution initiatives, including CBS All Access and Showtime’s digital streaming subscription offering, are expected to result in continued growth in affiliate and subscription fees over the next several years.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues
International revenues primarily consist of television licensing revenues. The Company generated approximately 14% and 13% of its total revenues from international regions in 2015 and 2014, respectively.

		% of		% of
Year Ended December 31,	2015	International	2014	International
United Kingdom	$345	17%	$270	15%
Other Europe	691	35	657	37
Canada	286	14	241	13
Asia	236	12	262	15
Other	446	22	363	20
Total International Revenues	$2,004	100%	$1,793	100%
Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2015	Expenses	2014	Expenses	$	%
Programming	$2,961	36%	$2,975	37%	$(14)	—%
Production	2,770	33	2,456	30	314	13
Participation, distribution and royalty	1,109	13	1,185	15	(76)	(6)
Other	1,484	18	1,473	18	11	1
Total Operating Expenses	$8,324	100%	$8,089	100%	$235	3%
Programming expenses reflect the amortization of acquired rights of programs exhibited on the television broadcast and cable networks, and television and radio stations. For 2015, programming expenses remained flat with 2014 as increased sports programming costs associated with higher revenues from NFL broadcasts and pay-per-view boxing events were offset by lower costs for acquired television series as a result of a shift to a higher mix of internally developed television series.

Production expenses reflect the amortization of direct costs of internally developed television and theatrical film content, as well as television and radio costs, including on-air talent and other production costs. For 2015, the 13% increase in production expenses reflects an increased investment in internally developed television series as well as higher costs associated with the mix of titles sold under television licensing agreements in 2015 compared with 2014. The Company produced approximately 20% more hours of original scripted programming in 2015 compared with 2014.

Participation, distribution and royalty costs primarily include participation and residual expenses for television programming, royalty costs for Publishing content and other distribution expenses incurred with respect to television content, such as print and advertising. For 2015, the 6% decrease in participation, distribution and royalty costs primarily reflects lower participations and residuals associated with the decrease in licensing revenues.

Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses

		% of		% of	Increase/(Decrease)
Year Ended December 31,	2015	Revenues	2014	Revenues	$	%
Selling, general and administrative expenses	$2,455	18%	$2,462	18%	$(7)	—%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Depreciation and amortization	$264	$281	$(17)	(6)%
For 2015, the 6% decrease in depreciation and amortization was the result of intangibles and property and equipment that became fully amortized.

Restructuring Charges
During the year ended December 31, 2015, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $81 million, reflecting $48 million of severance costs and $33 million of costs associated with exiting contractual obligations and other related costs. These restructuring activities are expected to reduce the Company’s annual cost structure by approximately $95 million.

During the year ended December 31, 2014, the Company recorded restructuring charges of $26 million, reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations. As of December 31, 2015, the cumulative settlements for the 2015 and 2014 restructuring charges were $53 million, of which $35 million was for severance costs and $18 million related to costs associated with exiting contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2016.

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	December 31, 2015
Entertainment	$6	$26	$(13)	$19
Local Broadcasting	10	55	(31)	34
Corporate	2	—	(1)	1
Total	$18	$81	$(45)	$54

	2014	2014	Balance at
	Charges	Settlements	December 31, 2014
Entertainment	$8	$(2)	$6
Publishing	1	(1)	—
Local Broadcasting	14	(4)	10
Corporate	3	(1)	2
Total	$26	$(8)	$18
Impairment Charges
During 2015, the Company recorded a pretax noncash impairment charge of $484 million to reduce the carrying value of radio FCC licenses in 18 markets to their fair value. (See Note 3 to the consolidated financial statements).

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

Gain on Sales of Businesses
In 2015, the Company disposed of Internet businesses in China which resulted in gains of $139 million ($131 million, net of tax).

Interest expense/income

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Interest expense	$(392)	$(363)	$29	8%
Interest income	$24	$13	$11	85%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of December 31, 2015 and 2014:

		Weighted Average		Weighted Average
At December 31,	2015	Interest Rate	2014	Interest Rate
Total long-term debt	$8,365	4.68%	$6,399	4.88%
Commercial paper	$—	—%	$616	0.46%
Net Loss on Early Extinguishment of Debt
For 2014, the loss on early extinguishment of debt of $352 million reflected a pretax loss associated with the Company’s redemption of $1.07 billion of its long-term debt.

Other Items, Net

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Gain on sale of investments	$—	$4	$(4)	(100)%
Foreign exchange losses	(26)	(34)	8	24
Other items, net	$(26)	$(30)	$4	13%
Provision for Income Taxes

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Tax provision	$(587)	$(762)	$(175)	(23)%
Effective tax rate	29.0%	35.2%
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. The Company’s income tax provision for 2015 included a tax benefit of $187 million associated with a noncash impairment charge of $484 million to reduce the carrying value of radio FCC licenses to their fair value, and a tax provision of $8 million related to gains from the sales of Internet businesses in China of $139 million. In 2014, the Company’s income tax provision included a tax benefit of $133 million associated with the loss on early extinguishment of debt of $352 million. For 2016, the Company’s annual effective tax rate is expected to be approximately 33%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for the Company’s domestic and international equity investments:

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Domestic	$(59)	$(68)	$9	13%
International	5	(11)	16	145
Tax benefit	21	31	(10)	(32)
Equity in loss of investee companies, net of tax	$(33)	$(48)	$15	31%
Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Net earnings from continuing operations	$1,403	$1,354	$49	4%
Diluted EPS from continuing operations	$2.87	$2.41	$.46	19%
For 2015, the 4% increase in net earnings from continuing operations and the 19% increase in diluted EPS from continuing operations was driven by a 2014 loss on early extinguishment of debt of $352 million ($219 million, net of tax) and 2015 gains from the sales of Internet businesses in China of $139 million ($131 million, net of tax), partially offset by a 2015 impairment charge of $484 million ($297 million, net of tax) to reduce the carrying value of radio FCC licenses to their fair value. The diluted EPS comparison also benefited from lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program and the split-off of Outdoor Americas during the third quarter of 2014.

Net Earnings from Discontinued Operations
The following table sets forth details of net earnings from discontinued operations for the years ended December 31, 2015 and 2014:

Year Ended December 31,	2015 (a)	2014 (b)
Revenues from discontinued operations	$—	$677
Earnings from discontinued operations	$17	$79
Income tax provision	(7)	(26)
Earnings from discontinued operations, net of tax	10	53
Gain on disposal	—	1,557
Income tax provision	—	—
Gain on disposal, net of tax	—	1,557
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	—	5
Net earnings from discontinued operations attributable to CBS Corp.	$10	$1,605
(a) Primarily relates to a decrease to the guarantee liability associated with the 2013 disposition of the Company’s outdoor advertising business in Europe (“Outdoor Europe”) as a result of a reduction to the risk associated with the guarantee.
(b) Primarily reflects the activity of Outdoor Americas prior to its disposal in July 2014 as well as the gain on its disposal. See below for a discussion of this transaction.

During 2014, the Company completed the disposition of Outdoor Americas, which was previously a subsidiary of the Company and has been renamed OUTFRONT Media Inc. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. In connection with the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Company’s plan to dispose of Outdoor Americas, in January 2014 Outdoor Americas borrowed $1.60 billion. On April 2, 2014, Outdoor Americas completed an initial public offering (“IPO”) through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. Proceeds from the IPO aggregated $615 million, net of underwriting discounts and commissions. The Company received $2.04 billion of the combined IPO and debt proceeds from Outdoor Americas. On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through a tax-free split-off (the “Split-Off”) through which the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. In aggregate, the Company received $4.76 billion from the disposition of Outdoor Americas, including the cash from the IPO and debt proceeds, and the fair value of the shares of CBS Corp. Class B Common Stock that were accepted in the Split-Off of $2.72 billion. The Split-Off resulted in a gain of $1.56 billion, which is included in net earnings from discontinued operations for 2014 and is calculated as follows:

Fair value of CBS Corp. Class B Common Stock accepted	$2,721
(44,723,131 shares at $60.85 per share on July 16, 2014)
Carrying value of Outdoor Americas	(1,162)
Accumulated other comprehensive income	30
Transaction costs	(32)
Net gain on Split-Off of Outdoor Americas	$1,557
The Split-Off was a tax-free transaction and therefore, there was no tax impact on the gain.

Net Earnings and Diluted EPS

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Net earnings	$1,413	$2,959	$(1,546)	(52)%
Diluted EPS	$2.89	$5.27	$(2.38)	(45)%
Included in net earnings for 2014 is the gain of $1.56 billion, or $2.78 per diluted share, on the disposal of Outdoor Americas.

Consolidated Results of Operations— 2014 vs. 2013
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2014	Revenues	2013	Revenues	$	%
Advertising	$7,204	52%	$7,525	54%	$(321)	(4)%
Content licensing and distribution	3,990	29	3,997	29	(7)	—
Affiliate and subscription fees	2,362	17	2,221	15	141	6
Other	250	2	262	2	(12)	(5)
Total Revenues	$13,806	100%	$14,005	100%	$(199)	(1)%
Advertising
For 2014, the 4% decrease in advertising revenues reflected the benefit to 2013 from the CBS Television Network’s Super Bowl broadcast, which is broadcast on the CBS Television Network once every three years through 2022 under the current contract. Additionally, four fewer NCAA Division I Men’s Basketball Championship (“NCAA Tournament”) games were broadcast on CBS during 2014. Taken together these items impacted the advertising revenue comparison by five percentage points. These decreases were partially offset by the addition of Thursday Night Football on CBS in 2014 as well as political advertising spending associated with midterm elections.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Content licensing and distribution
For 2014, content licensing and distribution revenues were comparable with 2013 reflecting higher revenues from the licensing of the Company’s television programming offset by lower revenues from book sales and theatrical releases. Significant contributors to television licensing revenues in 2014 included Blue Bloods, Hawaii Five-0, and Dexter and in 2013 included NCIS: Los Angeles and The Good Wife.

Affiliate and subscription fees
For 2014, the 6% increase in affiliate and subscription fees reflected higher rates across the Company partially offset by lower revenues from Showtime Networks’ distribution of pay-per-view boxing events.

International Revenues
International revenues primarily consist of television licensing revenues. The Company generated approximately 13% of its total revenues from international regions in each of 2014 and 2013.

		% of		% of
Year Ended December 31,	2014	International	2013	International
United Kingdom	$270	15%	$359	20%
Other Europe	657	37	607	33
Canada	241	13	270	15
Asia	262	15	225	12
Other	363	20	366	20
Total International Revenues	$1,793	100%	$1,827	100%
Operating Expenses

		% of Total		% of Total
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2014	Expense	2013	Expense	$	%
Programming	$2,975	37%	$3,084	38%	$(109)	(4)%
Production	2,456	30	2,454	30	2	—
Participation, distribution and royalty	1,185	15	1,112	14	73	7
Other	1,473	18	1,474	18	(1)	—
Total Operating Expenses	$8,089	100%	$8,124	100%	$(35)	—%
For 2014, the 4% decrease in programming expenses was primarily driven by the absence of costs associated with the CBS Television Network’s broadcast of the Super Bowl in 2013. Programming expenses for 2014 also reflected an increased investment in programming, primarily for Thursday Night Football on CBS, partially offset by lower costs for acquired television series as a result of a shift to a higher mix of internally developed television series during 2014.

For 2014, production expenses remained flat with 2013 as an increased investment in internally developed television programming was offset by lower costs associated with the mix of titles licensed under television licensing arrangements.

For 2014, the 7% increase in participation, distribution and royalty costs was principally due to higher participations and residuals associated with the mix of titles licensed under television licensing arrangements, partially offset by lower advertising costs for feature films.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses

		% of		% of	Increase/(Decrease)
Year Ended December 31,	2014	Revenues	2013	Revenues	$	%
Selling, general and administrative expenses	$2,462	18%	$2,546	18%	$(84)	(3)%
The 3% decrease in SG&A expenses reflects lower stock-based compensation expense, driven by a change in the Company’s stock price.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Depreciation and amortization	$281	$290	$(9)	(3)%
The 3% decrease in depreciation and amortization reflected lower amortization resulting from certain intangible assets that became fully amortized during 2014.

Restructuring charges
During the year ended December 31, 2013, the Company recorded restructuring charges of $20 million, reflecting $14 million of severance costs and $6 million of costs associated with exiting contractual obligations. The 2013 restructuring reserve was substantially utilized by December 31, 2014.

Interest expense/income

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Interest expense	$(363)	$(375)	$(12)	(3)%
Interest income	$13	$8	$5	63%
The 3% decrease in interest expense was driven by the Company’s debt refinancing during 2014. During 2014, the Company issued $1.75 billion of senior notes and used the net proceeds principally for the early redemption of $1.07 billion of its outstanding debt, which was at significantly higher interest rates, and also redeemed $99 million of outstanding 8.875% notes upon maturity (See “Capital Structure”).

The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of December 31, 2014 and 2013:

		Weighted Average		Weighted Average
At December 31,	2014	Interest Rate	2013	Interest Rate
Total long-term debt from continuing operations	$6,399	4.88%	$5,829	6.01%
Commercial paper	$616	0.46%	$475	0.28%
Other Items, Net

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Gain on sale of investments	$4	$2	$2	100%
Foreign exchange (losses) gains	(34)	5	(39)	n/m
Other items, net	$(30)	$7	$(37)	n/m

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Provision for Income Taxes

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Tax provision	$(762)	$(878)	$(116)	(13)%
Effective tax rate	35.2%	32.9%
Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for the Company’s domestic and international equity investments:

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Domestic	$(68)	$(75)	$7	9%
International	(11)	(4)	(7)	(175)
Tax benefit	31	30	1	3
Equity in loss of investee companies, net of tax	$(48)	$(49)	$1	2%
Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Net earnings from continuing operations	$1,354	$1,738	$(384)	(22)%
Diluted EPS from continuing operations	$2.41	$2.79	$(.38)	(14)%
For 2014, the 22% decrease in net earnings from continuing operations and the 14% decrease in diluted EPS from continuing operations reflects lower operating income and a 2014 loss on early extinguishment of debt. The diluted EPS comparison benefited from lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program and the Split-Off of Outdoor Americas during 2014.

 Net Earnings from Discontinued Operations
The following table sets forth details of net earnings from discontinued operations for the year ended December 31, 2013:

Year Ended December 31,	2013
Revenues from discontinued operations	$1,695
Loss from discontinued operations	$(12)
Income tax provision	—
Loss from discontinued operations, net of tax	(12)
Gain on disposal	159
Income tax provision	(6)
Gain on disposal, net of tax	153
Net earnings from discontinued operations	$141
During 2013, the Company completed the sale of Outdoor Europe for $225 million. Outdoor Europe is presented as a discontinued operation. For 2013, net earnings from discontinued operations include a gain on the disposal of Outdoor Europe and an after-tax charge of $110 million related to Outdoor Europe. This charge was associated with exiting an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically were intercompany but upon the closing of the transaction became third-party guarantees. (See Note 16 to the consolidated financial statements).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings and Diluted EPS

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Net earnings	$2,959	$1,879	$1,080	57%
Diluted EPS	$5.27	$3.01	$2.26	75%
For 2014, included in net earnings is a gain of $1.56 billion on the disposition of Outdoor Americas.

Segment Results of Operations - 2015 vs. 2014
The Company presents operating income (loss) excluding restructuring charges, impairment charges, and gain on sales of businesses, if any, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company began presenting Segment Operating Income as its segment profit measure in the first quarter of 2015 in order to align with the primary method the Company’s management began using in 2015 to evaluate segment performance and to make decisions regarding the allocation of resources to its segments. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated net earnings is presented in Note 17 (Reportable Segments) to the consolidated financial statements.

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2015	Revenues	2014	Revenues	$	%
Entertainment	$8,438	61%	$8,309	60%	$129	2%
Cable Networks	2,242	16	2,176	16	66	3
Publishing	780	6	778	6	2	—
Local Broadcasting	2,607	19	2,756	20	(149)	(5)
Corporate/Eliminations	(181)	(2)	(213)	(2)	32	15
Total Revenues	$13,886	100%	$13,806	100%	$80	1%

		% of Total		% of Total
		Segment		Segment
		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2015	Income	2014	Income	$	%
Segment Operating Income (Loss):
Entertainment	$1,294	46%	$1,316	44%	$(22)	(2)%
Cable Networks	945	33	974	33	(29)	(3)
Publishing	114	4	101	3	13	13
Local Broadcasting	765	27	878	30	(113)	(13)
Corporate	(275)	(10)	(295)	(10)	20	7
Total Segment Operating Income	2,843	100%	2,974	100%	(131)	(4)
Restructuring charges	(81)		(26)		(55)	n/m
Impairment charges	(484)		(52)		(432)	n/m
Gain on sales of businesses	139		—		139	n/m
Total Operating Income	$2,417		$2,896		$(479)	(17)%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Depreciation and Amortization:
Entertainment	$126	$139	$(13)	(9)%
Cable Networks	23	23	—	—
Publishing	6	6	—	—
Local Broadcasting	79	87	(8)	(9)
Corporate	30	26	4	15
Total Depreciation and Amortization	$264	$281	$(17)	(6)%
Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films)

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Revenues	$8,438	$8,309	$129	2%
Segment Operating Income	$1,294	$1,316	$(22)	(2)%
Segment Operating Income as a % of revenues	15%	16%	n/m	n/m
Restructuring charges	$26	$8	$18	n/m
Depreciation and amortization	$126	$139	$(13)	(9)%
Capital expenditures	$99	$94	$5	5%
n/m - not meaningful
2015 vs. 2014
For 2015, the 2% increase in revenues was primarily driven by 47% growth in affiliate and subscription fees. Network advertising revenues increased 1%, despite the broadcast of fewer sporting events on the CBS Television Network in 2015, reflecting higher scatter pricing in the second half of the year, primarily as a result of increased demand. The increase is also driven by more inventory available to be sold at higher prices in the scatter market as a result of fewer units sold in the Upfront for the 2015/2016 broadcast season, compared with the 2014/2015 season. Overall advertising revenues for the Entertainment segment remained flat as the increase in network advertising revenues was offset by the impact from the sale of an Internet business in China during the first quarter of 2015. Content licensing and distribution revenues decreased 3% reflecting lower domestic television licensing revenues, which were partially offset by higher international television licensing revenues. Significant contributors to domestic television licensing revenues in 2015 included Elementary and NCIS, while 2014 included Blue Bloods, Hawaii Five-0, and Criminal Minds.
The decrease in operating income of 2% was primarily driven by increased investment in programming and digital distribution initiatives. For 2015 and 2014 restructuring charges primarily reflected severance costs and costs associated with exiting operating facilities.

During 2016, results are expected to benefit from continued growth in affiliate and subscription fees and the CBS Television Network’s broadcast of the Super Bowl, which airs on the CBS Television Network once every three years through 2022 under the current contract. Revenue comparisons will also be impacted by fluctuations resulting from the timing of the availability of television series for multi-year licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Revenues	$2,242	$2,176	$66	3%
Segment Operating Income	$945	$974	$(29)	(3)%
Segment Operating Income as a % of revenues	42%	45%	n/m	n/m
Depreciation and amortization	$23	$23	$—	—%
Capital expenditures	$18	$16	$2	13%
n/m - not meaningful
2015 vs. 2014
For 2015, the 3% increase in revenues was primarily driven by higher revenues from new long-term agreements for the international licensing of Showtime original series; pay-per-view boxing events; and affiliates, as well as revenues from new digital distribution initiatives. These increases were offset by lower domestic licensing revenues as 2014 benefited from significant domestic streaming sales of Dexter. As of December 31, 2015, subscriptions totaled approximately 77 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 55 million for CBS Sports Network and 33 million for Smithsonian Networks.

Operating income decreased 3% as the revenue growth was more than offset by higher costs associated with the increased pay-per-view boxing revenues and the mix of titles sold under television licensing arrangements.

During 2015, the Company launched its digital streaming subscription offering of Showtime that is available both on a stand-alone basis and through third-party digital platforms. Subscribers to this offering have on-demand access to Showtime original series, theatrical feature films, documentaries and sports-related programming, as well as the live east and west coast linear feeds of Showtime.
Publishing (Simon & Schuster)

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Revenues	$780	$778	$2	—%
Segment Operating Income	$114	$101	$13	13%
Segment Operating Income as a % of revenues	15%	13%	n/m	n/m
Restructuring charges	$—	$1	$(1)	n/m
Depreciation and amortization	$6	$6	$—	—%
Capital expenditures	$10	$4	$6	150%
n/m - not meaningful
2015 vs. 2014
For 2015, revenues increased slightly from 2014 with digital book sales representing 25% of Publishing’s total revenues. Best-selling titles for 2015 included the Pulitzer Prize-winning 2014 release All the Light We Cannot See by Anthony Doerr, The Wright Brothers by David McCullough and Finders Keepers by Stephen King.

The increase in operating income of 13% primarily reflected a favorable product mix, including strong backlist and digital audio sales, and lower production and distribution costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Revenues	$2,607	$2,756	$(149)	(5)%
Segment Operating Income	$765	$878	$(113)	(13)%
Segment Operating Income as a % of revenues	29%	32%	n/m	n/m
Restructuring charges	$55	$14	$41	n/m
Impairment charges	$484	$52	$432	n/m
Depreciation and amortization	$79	$87	$(8)	(9)%
Capital expenditures	$50	$65	$(15)	(23)%
n/m - not meaningful
2015 vs. 2014
For 2015, the 5% decrease in revenues primarily reflected lower political advertising revenues as 2014 benefited from midterm elections, as well as lower radio revenues. The lower radio revenues, which decreased 6%, reflected continued softness in the radio advertising marketplace as well as fewer radio stations and lower political revenues. CBS Television Stations revenues declined 5%, reflecting lower political revenues, partially offset by growth in affiliate and subscription fees.

The decrease in operating income of 13% was driven by the revenue decline, which was partially offset by lower programming and employee related costs as a result of recent cost-cutting measures. Restructuring charges in 2015 and 2014 reflected severance costs and costs associated with exiting contractual obligations. In the fourth quarter of 2015, the Company recorded a pretax, noncash impairment charge of $484 million to reduce the carrying value of radio FCC licenses in 18 markets to their fair value. (See Note 3 to the consolidated financial statements). In 2014, in connection with a radio station swap with Beasley Broadcast Group, Inc., the Company recorded a pretax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill. Under the swap, the Company exchanged 13 of its radio stations in Tampa and Charlotte as well as one radio station in Philadelphia, for two radio stations in Philadelphia and three radio stations in Miami.

In 2016, advertising revenues are expected to benefit from increased political spending associated with the U.S. presidential election and the CBS Television Network’s broadcast of the Super Bowl, which airs on the CBS Television Network once every three years through 2022 under the current contract. Continued growth in affiliate and subscription fees is also expected in 2016.

Corporate

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Segment Operating Loss	$(275)	$(295)	$20	7%
Restructuring charges	$—	$3	$(3)	n/m
Depreciation and amortization	$30	$26	$4	15%
Capital expenditures	$16	$27	$(11)	(41)%
n/m - not meaningful
2015 vs. 2014
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. The decrease in corporate expenses of 7% primarily reflected lower employee-related costs and lower pension and postretirement benefit costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations - 2014 vs. 2013

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2014	Revenues	2013	Revenues	$	%
Entertainment	$8,309	60%	$8,645	62%	$(336)	(4)%
Cable Networks	2,176	16	2,069	15	107	5
Publishing	778	6	809	6	(31)	(4)
Local Broadcasting	2,756	20	2,696	19	60	2
Corporate/Eliminations	(213)	(2)	(214)	(2)	1	—
Total Revenues	$13,806	100%	$14,005	100%	$(199)	(1)%

		% of Total		% of Total
		Segment		Segment
		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2014	Income	2013	Income	$	%
Segment Operating Income (Loss):
Entertainment	$1,316	44%	$1,605	53%	$(289)	(18)%
Cable Networks	974	33	878	29	96	11
Publishing	101	3	107	3	(6)	(6)
Local Broadcasting	878	30	812	27	66	8
Corporate	(295)	(10)	(357)	(12)	62	17
Total Segment Operating Income	2,974	100%	3,045	100%	(71)	(2)
Restructuring charges	(26)		(20)		(6)	(30)
Impairment charges	(52)		—		(52)	n/m
Total Operating Income	$2,896		$3,025		$(129)	(4)%
n/m - not meaningful

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Depreciation and Amortization:
Entertainment	$139	$153	$(14)	(9)%
Cable Networks	23	20	3	15
Publishing	6	6	—	—
Local Broadcasting	87	86	1	1
Corporate	26	25	1	4
Total Depreciation and Amortization	$281	$290	$(9)	(3)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films)

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Revenues	$8,309	$8,645	$(336)	(4)%
Segment Operating Income	$1,316	$1,605	$(289)	(18)%
Segment Operating Income as a % of revenues	16%	19%	n/m	n/m
Restructuring charges	$8	$12	$(4)	(33)%
Depreciation and amortization	$139	$153	$(14)	(9)%
Capital expenditures	$94	$101	$(7)	(7)%
n/m - not meaningful
2014 vs. 2013
For 2014, the 4% decrease in revenues reflected lower advertising revenues and content licensing and distribution revenues, partially offset by growth in affiliate and subscription fee revenues.  Advertising revenues decreased 7%, mainly driven by the benefit to 2013 from the CBS Television Network’s broadcast of the Super Bowl, which is broadcast on CBS once every three years through 2022 under the current contract, and four fewer NCAA Tournament games broadcast on CBS in 2014. These decreases were partially offset by advertising revenues from the broadcast of Thursday Night Football on CBS, which premiered on CBS in 2014. Content licensing and distribution revenues decreased 2% reflecting the timing of theatrical releases and television licensing revenues. Television licensing revenues in 2014 included the first-cycle domestic syndication sales of Blue Bloods and Hawaii Five-0 and in 2013 included NCIS: Los Angeles and The Good Wife.

The decrease in operating income of 18% primarily reflected an increased investment in programming, primarily for NFL games. Restructuring charges for 2014 primarily reflected severance costs and costs associated with exiting operating facilities and 2013 principally reflected costs associated with exiting certain international operations and severance costs.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Revenues	$2,176	$2,069	$107	5%
Segment Operating Income	$974	$878	$96	11%
Segment Operating Income as a % of revenues	45%	42%	n/m	n/m
Restructuring charges	$—	$1	$(1)	n/m
Depreciation and amortization	$23	$20	$3	15%
Capital expenditures	$16	$16	$—	—%
n/m - not meaningful
2014 vs. 2013
For 2014, the 5% increase in revenues was driven by higher revenues from the licensing of Showtime original series for digital streaming, mainly Dexter and Californication. Revenue growth also reflects higher cable affiliate fees, primarily reflecting rate increases. These increases were partially offset by lower revenues from pay-per-view boxing events. As of December 31, 2014, subscriptions totaled approximately 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 55 million for CBS Sports Network and 30 million for Smithsonian Networks.

The increase in operating income of 11% was primarily a result of the increased revenues and lower programming costs from the timing of premieres.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Revenues	$778	$809	$(31)	(4)%
Segment Operating Income	$101	$107	$(6)	(6)%
Segment Operating Income as a % of revenues	13%	13%	n/m	n/m
Restructuring charges	$1	$1	$—	—%
Depreciation and amortization	$6	$6	$—	—%
Capital expenditures	$4	$4	$—	—%
n/m - not meaningful
2014 vs. 2013
For 2014, the 4% decrease in revenues reflected lower book sales as 2013 benefited from the popularity of the Duck Dynasty series. Digital book sales represented 26% of total revenues for 2014. Best-selling titles in 2014 included Hard Choices by Hillary Rodham Clinton and Mr. Mercedes by Stephen King.

The decrease in operating income of 6% reflected the aforementioned lower revenues partially offset by lower inventory, selling and overhead costs.

Local Broadcasting (CBS Television Stations and CBS Radio)

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Revenues	$2,756	$2,696	$60	2%
Segment Operating Income	$878	$812	$66	8%
Segment Operating Income as a % of revenues	32%	30%	n/m	n/m
Restructuring charges	$14	$5	$9	180%
Impairment charges	$52	$—	$52	n/m
Depreciation and amortization	$87	$86	$1	1%
Capital expenditures	$65	$64	$1	2%
n/m - not meaningful
2014 vs. 2013
For 2014, the 2% increase in revenues was primarily driven by higher political advertising revenues as a result of midterm elections and growth in affiliate and subscription fee revenues. CBS Television Stations revenues grew 4% and CBS Radio revenues increased 1%.

The increase in operating income of 8% principally reflected the increase in revenues as well as lower programming costs, mainly for sports. Restructuring charges for 2014 reflected severance costs and costs associated with exiting contractual obligations and 2013 principally reflected severance costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate

			Increase/(Decrease)
Year Ended December 31,	2014	2013	$	%
Segment Operating Loss	$(295)	$(357)	$62	17%
Restructuring charges	$3	$1	$2	200%
Depreciation and amortization	$26	$25	$1	4%
Capital expenditures	$27	$27	$—	—%
2014 vs. 2013
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. The decrease in corporate expenses of 17% primarily reflected the impact of changes in the Company’s stock price on stock-based compensation.

Financial Position

			Increase/(Decrease)
At December 31,	2015	2014	$	%
Current assets:
Cash and cash equivalents	$323	$428	$(105)	(25)%
Receivables, net (a)	3,628	3,459	169	5
Programming and other inventory (b)	1,271	922	349	38
Prepaid income taxes (c)	101	161	(60)	(37)
All other current assets, net (d)	424	515	(91)	(18)
Total current assets	$5,747	$5,485	$262	5%
(a) The increase in receivables is primarily associated with the licensing of television programming and higher network advertising revenues. The allowance for doubtful accounts as a percentage of receivables was 1.7% at December 31, 2015 compared with 1.4% at December 31, 2014.
(b) The increase primarily reflects an increase in programming inventory, mainly from the timing of payments for sports programming.
(c) The decrease reflects the timing of income tax payments.
(d) The decrease primarily reflects the sale of short-term investments.

			Increase/(Decrease)
At December 31,	2015	2014	$	%
Intangible assets (a)	$5,514	$6,008	$(494)	(8)%
(a) The decrease primarily reflects a pretax noncash impairment charge to reduce the carrying value of radio FCC licenses to their fair value. (See Note 3 to the consolidated financial statements).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
At December 31,	2015	2014	$	%
Other assets (a)	$2,661	$2,494	$167	7%
(a) The increase primarily reflects higher long-term receivables associated with additional revenues from long-term television licensing arrangements. As of December 31, 2015, total outstanding receivables from licensing arrangements, including both current and noncurrent, were $3.83 billion versus $3.57 billion at December 31, 2014. At December 31, 2015, the total amount due from these receivables was $1.69 billion in 2016, $1.03 billion in 2017, $552 million in 2018, $348 million in 2019, and $214 million in 2020 and thereafter.

			Increase/(Decrease)
At December 31,	2015	2014	$	%
Current liabilities:
Accounts payable	$192	$302	$(110)	(36)%
Accrued compensation	315	333	(18)	(5)
Commercial paper	—	616	(616)	n/m
Current portion of long-term debt (a)	222	20	202	n/m
All other current liabilities, net	2,831	2,762	69	2
Current liabilities	$3,560	$4,033	$(473)	(12)%
n/m - not meaningful
(a) The increase was primarily due to the maturity of $200 million of outstanding senior debentures in January 2016.

			Increase/(Decrease)
At December 31,	2015	2014	$	%
Long-term debt (a)	$8,226	$6,476	$1,750	27%
(a) The increase is primarily the result of the Company’s issuance of $2.00 billion of senior notes, partially offset by the reclassification of the previously mentioned senior debentures to the current portion of long-term debt. (See Note 9 to the consolidated financial statements).

Cash Flows
The changes in cash and cash equivalents were as follows:

			Increase/ (Decrease)		Increase/ (Decrease)
Year Ended December 31,	2015	2014	2015 vs. 2014	2013	2014 vs. 2013
Cash provided by (used for) operating activities from:
Continuing operations	$1,419	$1,210	$209	$1,779	$(569)
Discontinued operations	(25)	65	(90)	94	(29)
Cash provided by operating activities	1,394	1,275	119	1,873	(598)
Cash provided by (used for) investing activities from:
Continuing operations	157	(316)	473	(214)	(102)
Discontinued operations	(3)	(285)	282	(58)	(227)
Cash provided by (used for) investing activities	154	(601)	755	(272)	(329)
Cash (used for) provided by financing activities from:
Continuing operations	(1,653)	(2,810)	1,157	(1,912)	(898)
Discontinued operations	—	2,167	(2,167)	—	2,167
Cash used for financing activities	(1,653)	(643)	(1,010)	(1,912)	1,269
Net (decrease) increase in cash and cash equivalents	$(105)	$31	$(136)	$(311)	$342

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Activities.  In 2015, the increase in cash provided by operating activities from continuing operations resulted from early-redemption premiums paid in 2014 in connection with the Company’s debt refinancing, with no comparable amount in 2015, and lower payments for income taxes, mainly resulting from federal tax refunds received in 2015. These increases were partially offset by increased investment in programming.

In 2014, the decrease in cash provided by operating activities from continuing operations compared with 2013 reflected the above-mentioned debt redemption premiums, as well as the benefit to 2013 from CBS’s Super Bowl broadcast and the timing of payments for sports programming. These declines were partially offset by contributions of $150 million in 2013 to prefund the Company’s qualified pension plans, with no comparable amount in 2014, as well as higher collections from television licensing agreements.
Cash paid for income taxes for the years ended December 31, 2015, 2014 and 2013 was as follows:

Year Ended December 31,	2015	2014	2013
Cash taxes included in operating activities from continuing operations	$346	$460	$442
Excess tax benefits from the exercise of stock options and vesting of restricted stock units, included in financing activities	88	243	148
Cash paid for income taxes from continuing operations	$258	$217	$294

In 2015, cash used for operating activities from discontinued operations primarily reflected payments for a tax matter in a foreign jurisdiction related to a previously disposed business that is accounted for as a discontinued operation. For 2014 and 2013, cash provided by operating activities from discontinued operations primarily reflected the operating activities of Outdoor Americas and Outdoor Europe. Also included in 2013 was a payment of $171 million associated with exiting an unprofitable contractual arrangement in connection with the sale of Outdoor Europe.

Investing Activities

Year Ended December 31,	2015	2014	2013
Capital expenditures (a)	$(193)	$(206)	$(212)
Investments in and advances to investee companies (b)	(98)	(98)	(176)
Proceeds from dispositions (c)	385	7	164
All other investing activities from continuing operations, net	63	(19)	10
Cash flow provided by (used for) investing activities from continuing operations	157	(316)	(214)
Cash flow used for investing activities from discontinued operations (d)	(3)	(285)	(58)
Cash flow provided by (used for) investing activities	$154	$(601)	$(272)
(a) Capital expenditures for 2016 are anticipated to be at a similar level as the prior three years.
(b) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures. 2013 also includes the Company’s initial investment in Pop.
(c) 2015 was primarily related to sales of Internet businesses in China and 2013 was principally related to the sale of Outdoor Europe.
(d) For 2014 cash flow used for investing activities from discontinued operations principally reflects the disposition of Outdoor Americas’ cash as well as the capital expenditures of Outdoor Americas. 2013 primarily reflects Outdoor Americas’ capital expenditures.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financing Activities

Year Ended December 31,	2015	2014	2013
Repurchase of CBS Corp. Class B Common Stock	$(2,813)	$(3,595)	$(2,185)
Repayment of notes and debentures	—	(1,152)	—
Proceeds from issuance of senior notes	1,959	1,728	—
(Repayments of) proceeds from short-term debt borrowings, net	(616)	141	475
Dividends	(300)	(292)	(300)
Proceeds from exercise of stock options	142	283	146
All other financing activities from continuing operations, net	(25)	77	(48)
Cash flow used for financing activities from continuing operations	(1,653)	(2,810)	(1,912)
Cash flow provided by financing activities from discontinued operations (a)	—	2,167	—
Cash flow used for financing activities	$(1,653)	$(643)	$(1,912)
(a) Cash provided by financing activities from discontinued operations for 2014 principally reflects the net proceeds from Outdoor Americas’ long-term debt borrowings and IPO.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company’s net cash flow provided by (used for) operating activities before operating cash flow from discontinued operations and including capital expenditures. The Company’s calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company’s operations. The Company’s net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

Year Ended December 31,	2015	2014	2013
Net cash flow provided by operating activities	$1,394	$1,275	$1,873
Capital expenditures	(193)	(206)	(212)
Exclude operating cash flow from discontinued operations	(25)	65	94
Free cash flow	$1,226	$1,004	$1,567

Dividends
For the years ended December 31, 2015, 2014 and 2013, the Company declared total per share dividends of $.60, $.54, and $.48, respectively, which resulted in total annual dividends of $293 million, $296 million and $295 million, respectively.

On January 28, 2016, the Company announced a quarterly cash dividend of $.15 per share on its Class A and Class B Common Stock, payable on April 1, 2016.

Share Repurchase Program
During 2015, the Company repurchased 51.7 million shares of CBS Corp. Class B Common Stock under its share repurchase program for $2.80 billion, at an average cost of $54.18 per share. At December 31, 2015, $2.00 billion of authorization remained under the share repurchase program.

Capital Structure

At December 31,	2015	2014
Commercial paper	$—	$616
Senior debt (1.95%-7.875% due 2016-2045)	8,365	6,399
Obligations under capital leases	83	97
Total debt (a)	8,448	7,112
Less commercial paper	—	616
Less current portion of long-term debt	222	20
Total long-term debt, net of current portion	$8,226	$6,476

(a)
At December 31, 2015 and 2014, the senior debt balances included (i) a net unamortized discount of $45 million and $21 million, respectively, (ii) unamortized deferred financing costs of $44 million and $34 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $14 million at both December 31, 2015 and 2014.  The face value of the Company’s total debt was $8.52 billion at December 31, 2015 and $7.15 billion at December 31, 2014.

For the year ended December 31, 2015, debt issuances were as follows:

January 2015, $600 million 3.50% senior notes due 2025
January 2015, $600 million 4.60% senior notes due 2045
July 2015, $800 million 4.00% senior notes due 2026

The Company used the net proceeds from these issuances for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

During the year ended December 31, 2014, the Company issued $1.75 billion of senior notes and redeemed or repurchased $1.17 billion of senior notes and debentures, of which $1.07 billion was redeemed or repurchased prior to maturity, resulting in a pretax loss on early extinguishment of debt of $352 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2015, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2021 and
	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$200	$400	$300	$600	$500	$6,440
During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

Commercial Paper
At December 31, 2014 the Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $616 million, at a weighted average interest rate of 0.46% and with maturities of less than forty-five days. There were no outstanding commercial paper borrowings at December 31, 2015.

Credit Facility
At December 31, 2015, the Company had a $2.5 billion revolving credit facility, which expires in December 2019 (the “Credit Facility”). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based generally on the prime rate in the U.S. or the London Interbank Offer Rate (“LIBOR”) plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2015, the Company’s Consolidated Leverage Ratio was approximately 2.6x.

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

The Credit Facility is used for general corporate purposes. At December 31, 2015, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs.  The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $2.49 billion of remaining availability at December 31, 2015, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

As of December 31, 2015, the Company had $2.00 billion of remaining availability under its share repurchase program. The Company expects to complete the share repurchase program by the end of 2016. This timing is subject to market and business conditions, and remains at the discretion of management. These repurchases are expected to be funded by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.

Contractual Obligations
As of December 31, 2015 payments due by period under the Company’s significant contractual obligations with remaining terms in excess of one year were as follows:

	Payments Due by Period
					2021 and
	Total	2016	2017-2018	2019-2020	thereafter
Programming and talent commitments (a)	$11,906	$2,175	$3,691	$3,087	$2,953
Purchase obligations (b)	918	230	352	267	69
Operating leases (c)	1,002	158	255	194	395
Long-term debt obligations (d)	8,440	200	700	1,100	6,440
Interest commitments on long-term debt (e)	5,287	380	738	676	3,493
Capital lease obligations (including interest) (f)	94	19	31	28	16
Other long-term contractual obligations (g)	1,389	—	1,047	284	58
Total	$29,036	$3,162	$6,814	$5,636	$13,424
(a) Programming and talent commitments of the Company primarily include $9.21 billion for sports programming rights, $1.79 billion relating to the production and licensing of television, radio, and film programming, and $905 million for talent contracts.
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

The table above excludes $104 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and timing of cash payments relating to this obligation.

In 2016, the Company expects to make contributions of approximately $52 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2016, the Company expects to contribute

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

approximately $52 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

Guarantees
During 2013, the Company completed the sale of Outdoor Europe.  The Company remained the guarantor of certain of Outdoor Europe’s obligations, including franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring over the next seven years. At December 31, 2015, the Company’s maximum exposure under the guaranteed obligations is approximately $26 million. The carrying value of the guarantee liability of approximately $14 million and $28 million at December 31, 2015 and 2014, respectively, is included in “Liabilities of discontinued operations” on the Consolidated Balance Sheets.

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2015, the outstanding letters of credit and surety bonds approximated $193 million and were not recorded on the Consolidated Balance Sheet.

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

Programming and Production Costs
Accounting for the Company’s television production costs requires management’s judgment as it relates to total estimated revenues to be earned (“Ultimate Revenues”) and costs to be incurred throughout the life of each television program.  These estimates are used to determine the amortization of capitalized production costs, expensing of participation costs, and any necessary net realizable value adjustments to capitalized production costs.  For each television program, management bases these estimates on the performance in the initial markets, the existence of future firm commitments to sell and the past performance of similar television programs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The costs incurred in acquiring television series and feature film programming are capitalized when the program is accepted and available for airing and the costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received. These costs are expensed over the period in which an economic benefit is expected to be derived. The economic benefit is determined based on management’s estimates of revenues to be derived from the programming. Management’s judgment is required in determining the value of the future economic benefit and timing of the expensing of these costs.

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

FCC Licenses—FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company’s radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2015, the Company had FCC license book values for stations in 14 television markets and 25 radio markets.

 For its annual impairment test, the Company performs qualitative assessments for each market that management estimates has an aggregate fair value of FCC licenses that significantly exceed their respective carrying values. For the 2015 annual impairment test, the Company performed qualitative assessments for 10 television markets. For each of these markets, the Company weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for advertising revenue and operating costs, as well as market share and capital expenditures. The Company also considered the macroeconomic impact on discount rates and growth rates. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

For FCC licenses in the remaining television markets and all of the radio markets, the Company performed a quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values.  The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station’s operating costs and capital expenditures, and a three-year build-up period for the start-

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. The overall market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry.

The discount rates and perpetual nominal growth rates used for each television and radio station for 2015 were as follows:

	Discount	Perpetual Nominal
	Rate	Growth Rate
Television stations	8.0%	2.5%
Radio stations	7.75%	1.0%
For the 2015 quantitative impairment test, the Company concluded that the estimated fair values of the FCC licenses in 18 radio markets were lower than their respective carrying values. Accordingly, the Company recognized a pretax noncash impairment charge of $484 million related to radio FCC licenses in these markets. This impairment was the result of a sustained decline in industry projections for the radio advertising marketplace since 2014.

For the remaining seven radio and four television markets, the Company concluded that the estimated fair values of FCC licenses in each market exceeded their respective carrying values and therefore no impairment charge was necessary. Two radio markets, which had an aggregate carrying value of FCC licenses of $203 million, were each within 5% of their respective estimated fair value, and two radio markets, which had an aggregate carrying value of FCC licenses of $193 million, were each within 10% of their respective estimated fair value. In addition, the estimated fair value of one television market, which had a carrying value of FCC licenses of $167 million, exceeded its carrying value by 5%. In each of the remaining radio and television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values by more than 10%.

The estimated fair values of the FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which the Company owns and operates television and radio stations. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, or a decline in the local radio or television advertising marketplace could result in a downward revision to the Company’s current assumptions and judgments. Various factors may contribute to a future decline in any local radio and/or television advertising marketplace including declines in economic conditions; an other-than-temporary decrease in spending by advertisers in certain industries that have historically represented a significant portion of the local radio and television advertising revenues; a shift by advertisers to competing advertising platforms; changes in consumer behavior; and/or a change in population size. A downward revision to the present value of future cash flows could result in further impairment and a noncash charge would be required.  Such a charge could have a material effect on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet.

Goodwill—Goodwill is tested for impairment at the reporting unit level. At December 31, 2015 the Company had seven reporting units. The Company’s reporting units are one level below its operating segments, except for the Publishing reporting unit, which is the same as its operating segment because this operating segment has only one component. For its annual impairment test, the Company performs qualitative assessments for each reporting unit that management estimates have fair values that significantly exceed their respective carrying values. For the 2015 annual impairment test, the Company performed qualitative assessments for three reporting units. For each of these reporting units, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry. The Company also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units.  Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that for these three reporting units, it is not more likely than not that the fair value of each reporting unit is less than its respective carrying amount and therefore performing the quantitative impairment test was unnecessary.

For 2015, the Company performed the quantitative goodwill impairment test for four reporting units: CBS Interactive, CBS Sports Network, Publishing and CBS Radio. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values of comparable businesses (“Market Comparable Method”). The Discounted Cash Flow Method and Market Comparable Method resulted in similar estimated fair values. The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends.  The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the average of the weighted average cost of capital of comparable entities.

For the 2015 annual impairment test, the Company concluded that the estimated fair value of each of the four reporting units exceeded their respective carrying values and therefore the second step of the impairment test was unnecessary. The fair value of the CBS Interactive, CBS Sports Network, and Publishing reporting units each exceeded their respective carrying values by more than 15%, while the estimated fair value of the CBS Radio reporting unit, which had a goodwill balance of $1.86 billion at December 31, 2015, exceeded its carrying value, after the FCC licenses impairment charge, by less than 1%. Following are the assumptions used in calculating the estimated fair value of the CBS Radio reporting unit:

Significant Assumptions
	Reporting Unit Fair	Perpetual
	Value in Excess of	Nominal	Discount
Reporting Unit	Carrying Value	Growth Rate	Rate
CBS Radio	.4%	1.5%	8.0%
Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market, a decrease in audience acceptance of programming, a shift by advertisers to competing advertising platforms; and/or changes in consumer behavior could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. For the CBS Radio reporting unit, considering the narrow margin between the estimated fair value and carrying value, any downward revisions to its estimated fair value could cause the fair value of the reporting unit to fall below its carrying value. The Company would then perform the second step of the goodwill impairment test to determine the amount of any noncash impairment charge. Such a charge could have a material effect on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet.

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

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on portfolios of high quality bonds, constructed to provide cash flows necessary to meet the Company’s pension plans’ expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2015, the unrecognized actuarial losses increased from the prior year end due primarily to unfavorable performance of pension plan assets partially offset by an increase in the discount rate. A decrease in the discount rate would increase the projected benefit obligation. A 25 basis point change in the discount rate will result in an estimated change to the projected benefit obligation of approximately $123 million and will not have a material impact on the 2015 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense.  The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $9 million to 2016 pension expense.

Income Taxes
The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes.  When recording the worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. During 2015 and 2014, the Company recognized tax benefits of $9 million and $7 million, respectively, related to the net impact of the settlement of certain prior year tax audits.  For positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any.  If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $104 million at December 31, 2015 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2015, the Company had pending approximately 36,030 asbestos claims, as compared with approximately 41,100 as of December 31, 2014 and 45,150 as of December 31, 2013. During 2015, the Company received approximately 3,670 new claims and closed or moved to an inactive docket approximately 8,740 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. In 2014, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $11 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Foreign Exchange Risk
The Company conducts business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar, foreign currency forward contracts, which are generally up to 24 months, are used. Additionally, the Company designates forward contracts used to hedge committed and forecasted foreign currency transactions as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income (loss) and reclassified to the statement of operations when the hedged item is recognized. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in “Other items, net” in the Consolidated Statements of Operations. The Company manages the use of foreign exchange derivatives centrally.

At December 31, 2015 and 2014, the notional amount of all foreign currency contracts was $291 million and $152 million, respectively, which represents hedges of expected foreign currency cash flows.

Interest Risk
All of the Company’s long-term debt has been issued under fixed interest rate agreements. During 2014, in connection with the issuance of its $600 million of 2.30% senior notes due 2019, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge this debt. During 2015, prior to maturity, the Company settled these interest rate swaps and received $12 million in cash, plus accrued interest. The resulting increase in the carrying value of the previously hedged debt is being amortized as a reduction to interest expense over the remaining term of the debt. The Company did not have any interest rate swaps outstanding at December 31, 2015 but in the future may use derivatives to modify its exposure to interest rates.

Credit Risk
The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2015 or 2014, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

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
MANAGEMENT’ S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the effectiveness of internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION

By:	/s/ Leslie Moonves
Leslie Moonves Chairman, President and Chief Executive Officer

By:	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

By:	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CBS Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 12, 2016

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$13,886	$13,806	$14,005
Costs and expenses:
Operating	8,324	8,089	8,124
Selling, general and administrative	2,455	2,462	2,546
Depreciation and amortization	264	281	290
Restructuring charges (Note 5)	81	26	20
Impairment charges (Note 3)	484	52	—
Gain on sales of businesses (Note 3)	(139)	—	—
Total costs and expenses	11,469	10,910	10,980
Operating income	2,417	2,896	3,025
Interest expense	(392)	(363)	(375)
Interest income	24	13	8
Loss on early extinguishment of debt (Note 9)	—	(352)	—
Other items, net	(26)	(30)	7
Earnings from continuing operations before income taxes and equity in loss of investee companies	2,023	2,164	2,665
Provision for income taxes	(587)	(762)	(878)
Equity in loss of investee companies, net of tax	(33)	(48)	(49)
Net earnings from continuing operations	1,403	1,354	1,738
Net earnings from discontinued operations, net of tax (Note 4)	10	1,605	141
Net earnings	$1,413	$2,959	$1,879
Basic net earnings per common share:
Net earnings from continuing operations	$2.90	$2.46	$2.86
Net earnings from discontinued operations	$.02	$2.92	$.23
Net earnings	$2.92	$5.38	$3.09

Diluted net earnings per common share:
Net earnings from continuing operations	$2.87	$2.41	$2.79
Net earnings from discontinued operations	$.02	$2.86	$.23
Net earnings	$2.89	$5.27	$3.01

Weighted average number of common shares outstanding:
Basic	484	550	608
Diluted	489	561	624

Dividends per common share	$.60	$.54	$.48
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net earnings	$1,413	$2,959	$1,879
Other comprehensive income (loss) from continuing operations, net of tax:
Cumulative translation adjustments	(5)	(9)	(2)
Net actuarial gain (loss) and prior service costs (Note 15)	(30)	(163)	207
Unrealized (loss) gain on securities	—	(3)	1
Other comprehensive income (loss) from continuing operations, net of tax	(35)	(175)	206
Other comprehensive income (loss) from discontinued operations, before reclassifications	—	15	(4)
Reclassification from accumulated other comprehensive income (loss) from discontinued operations to net earnings	—	(30)	(178)
Total other comprehensive income (loss), net of tax	(35)	(190)	24
Total comprehensive income	$1,378	$2,769	$1,903
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$323	$428
Receivables, less allowances of $63 (2015) and $50 (2014)	3,628	3,459
Programming and other inventory (Note 6)	1,271	922
Prepaid income taxes	101	161
Prepaid expenses	175	129
Other current assets	249	386
Total current assets	5,747	5,485
Property and equipment	3,243	3,164
Less accumulated depreciation and amortization	1,838	1,731
Net property and equipment (Note 2)	1,405	1,433
Programming and other inventory (Note 6)	1,957	1,817
Goodwill (Note 3)	6,481	6,698
Intangible assets (Note 3)	5,514	6,008
Other assets (Note 1)	2,661	2,494
Total Assets	$23,765	$23,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$192	$302
Accrued expenses	589	605
Accrued compensation	315	333
Participants’ share and royalties payable	1,013	999
Program rights	374	404
Deferred revenues	295	206
Commercial paper (Note 9)	—	616
Current portion of long-term debt (Note 9)	222	20
Other current liabilities	560	548
Total current liabilities	3,560	4,033
Long-term debt (Note 9)	8,226	6,476
Participants’ share and royalties payable	1,318	1,267
Pension and postretirement benefit obligations (Note 15)	1,575	1,564
Deferred income tax liabilities, net (Note 14)	1,509	1,427
Other liabilities	1,942	2,080
Liabilities of discontinued operations (Note 4)	72	118

Commitments and contingencies (Note 16)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2015 and 2014) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 826 (2015) and 818 (2014) shares issued	1	1
Additional paid-in capital	44,055	44,041
Accumulated deficit	(20,518)	(21,931)
Accumulated other comprehensive loss (Note 12)	(770)	(735)
	22,768	21,376
Less treasury stock, at cost; 401 (2015) and 349 (2014) Class B Shares	17,205	14,406
Total Stockholders’ Equity	5,563	6,970
Total Liabilities and Stockholders’ Equity	$23,765	$23,935
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net earnings	$1,413	$2,959	$1,879
Less: Net earnings from discontinued operations	10	1,605	141
Net earnings from continuing operations	1,403	1,354	1,738
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	264	281	290
Impairment charges	484	52	—
Deferred tax provision	215	692	433
Stock-based compensation	174	154	222
Net gain on disposition and write-down of assets	(139)	(12)	(3)
Equity in loss of investee companies, net of tax and distributions	36	57	57
Change in assets and liabilities, net of investing and financing activities
Increase in receivables	(377)	(600)	(777)
(Increase) decrease in inventory and related program and participation liabilities, net	(497)	(213)	48
Decrease (increase) in other assets	16	37	(16)
Decrease in accounts payable and accrued expenses	(212)	(152)	(135)
Decrease in pension and postretirement benefit obligations	(46)	(34)	(188)
Increase (decrease) in income taxes	25	(390)	9
Increase (decrease) in deferred revenue	66	(47)	90
Other, net	7	31	11
Net cash flow provided by operating activities from continuing operations	1,419	1,210	1,779
Net cash flow (used for) provided by operating activities from discontinued operations	(25)	65	94
Net cash flow provided by operating activities	1,394	1,275	1,873
Investing Activities:
Acquisitions, net of cash acquired	(15)	(27)	(20)
Capital expenditures	(193)	(206)	(212)
Investments in and advances to investee companies	(98)	(98)	(176)
Proceeds from sale of investments	81	12	7
Proceeds from dispositions	385	7	164
Other investing activities	(3)	(4)	23
Net cash flow provided by (used for) investing activities from continuing operations	157	(316)	(214)
Net cash flow used for investing activities from discontinued operations	(3)	(285)	(58)
Net cash flow provided by (used for) investing activities	154	(601)	(272)
Financing Activities:
(Repayments of) proceeds from short-term debt borrowings, net	(616)	141	475
Proceeds from issuance of senior notes	1,959	1,728	—
Repayment of notes and debentures	—	(1,152)	—
Payment of capital lease obligations	(17)	(17)	(17)
Payment of contingent consideration	—	—	(30)
Dividends	(300)	(292)	(300)
Purchase of Company common stock	(2,813)	(3,595)	(2,185)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(96)	(146)	(145)
Proceeds from exercise of stock options	142	283	146
Excess tax benefit from stock-based compensation	88	243	148
Other financing activities	—	(3)	(4)
Net cash flow used for financing activities from continuing operations	(1,653)	(2,810)	(1,912)
Net cash flow provided by financing activities from discontinued operations	—	2,167	—
Net cash flow used for financing activities	(1,653)	(643)	(1,912)
Net (decrease) increase in cash and cash equivalents	(105)	31	(311)
Cash and cash equivalents at beginning of year (includes $29 (2014) and $21 (2013) of discontinued operations cash)	428	397	708
Cash and cash equivalents at end of year (includes $29 (2013) of discontinued operations cash)	$323	$428	$397
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance, beginning of year	38	$—	39	$—	43	$—
Conversion of A shares into B shares	—	—	(1)	—	(4)	—
Balance, end of year	38	—	38	—	39	—
Class B Common Stock:
Balance, beginning of year	818	1	801	1	785	1
Conversion of A shares into B shares	—	—	1	—	4	—
Restricted stock unit vests	4	—	5	—	7	—
Exercise of stock options	6	—	14	—	8	—
Retirement of treasury stock	(2)	—	(3)	—	(3)	—
Balance, end of year	826	1	818	1	801	1
Additional Paid-In Capital:
Balance, beginning of year		44,041		43,474		43,424
Stock-based compensation		174		168		187
Tax benefit related to employee stock-based transactions		87		246		159
Exercise of stock options		142		282		144
Retirement of treasury stock		(96)		(146)		(145)
Dividends		(293)		(296)		(295)
Gain on Outdoor Americas IPO		—		313		—
Balance, end of year		44,055		44,041		43,474
Accumulated Deficit:
Balance, beginning of year		(21,931)		(24,890)		(26,769)
Net earnings		1,413		2,959		1,879
Balance, end of year		(20,518)		(21,931)		(24,890)
Accumulated Other Comprehensive Loss:
Balance, beginning of year		(735)		(545)		(569)
Other comprehensive income (loss)		(35)		(190)		24
Balance, end of year		(770)		(735)		(545)
Treasury Stock, at cost:
Balance beginning of year	349	(14,406)	244	(8,074)	198	(5,874)
Class B Common Stock purchased	52	(2,800)	60	(3,612)	46	(2,201)
Outdoor Americas Split-Off	—	—	45	(2,721)	—	—
Shares paid for tax withholding for stock-based compensation	2	(96)	3	(146)	3	(145)
Issuance of stock for deferred compensation	—	1	—	1	—	1
Retirement of treasury stock	(2)	96	(3)	146	(3)	145
Balance, end of year	401	(17,205)	349	(14,406)	244	(8,074)
Total Stockholders’ Equity		$5,563		$6,970		$9,966
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

Programming Inventory—The Company acquires rights to programming and produces programming to exhibit on its broadcast and cable networks, broadcast television and radio stations, direct to consumers through its digital streaming services and the Internet, and in theaters. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

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

Property and Equipment—Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings and building improvements	10 to 40 years
Leasehold Improvements	Shorter of lease term or useful life
Equipment and other (including capital leases)	3 to 20 years
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are generally one level below the Company’s operating segments. Intangible assets with finite lives, which primarily consist of trade names, are generally amortized using the straight-line method over their estimated useful lives, which range from 4 to 40 years.  Goodwill and other intangible assets with indefinite lives, which consist of FCC licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a noncash charge. (See Note 3).

Other Assets—Other assets include noncurrent receivables of $2.09 billion at December 31, 2015 and $1.94 billion at December 31, 2014, which are primarily related to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period.

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, program rights obligations, deferred compensation and other employee benefit accruals.

Discontinued Operations—On July 16, 2014, the Company completed the disposition of CBS Outdoor Americas Inc., which was previously a subsidiary of the Company and has been renamed OUTFRONT Media, Inc. (“Outdoor Americas”). During 2013, the Company completed the sale of its outdoor advertising business in Europe, which included an interest in an outdoor business in Asia (“Outdoor Europe”). Outdoor Americas and Outdoor Europe have been presented as discontinued operations in the Company’s consolidated financial statements (See Note 4). In addition, certain businesses that were previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with accounting rules in effect prior to 2002.

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

Revenues from the licensing of television programming are recognized in the period that the television series is made available to the licensee, which may cause fluctuations in operating results.  Television series initially produced for networks and first-run syndication are generally licensed to domestic and international markets concurrently (“initial market”). Network series are also licensed to digital streaming providers, television stations, and cable networks (“secondary market”). Licensing in the secondary market typically occurs at a later date but can also be concurrent with sales in the initial market. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production.

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

Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $369 million in 2015, $410 million in 2014 and $449 million in 2013.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, net—For all periods presented, “Other items, net” primarily consisted of foreign exchange gains and losses.

Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers.  The provision for doubtful accounts charged to expense was $13 million in 2015, $9 million in 2014 and $14 million in 2013.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive.  Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 4 million stock options for the year ended December 31, 2015, and 2 million stock options for each of the years ended December 31, 2014 and 2013.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2015	2014	2013
(in millions)
Weighted average shares for basic EPS	484	550	608
Dilutive effect of shares issuable under stock-based compensation plans	5	11	16
Weighted average shares for diluted EPS	489	561	624
Stock-based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Adoption of New Accounting Standards
Balance Sheet Classification of Deferred Taxes
During the fourth quarter of 2015, the Company early adopted amended Financial Accounting Standards Board (“FASB”) guidance which eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. Rather the amended guidance requires deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Prior period amounts were restated to conform with this presentation. The adoption of this guidance resulted in a decrease to “Deferred income tax liabilities, net” of $103 million, an increase in “Other assets” of $1 million and the elimination of “Deferred income tax assets, net” within current assets on the Company’s Consolidated Balance Sheet at December 31, 2014.
Simplifying the Presentation of Debt Issuance Costs
During the fourth quarter of 2015, the Company early adopted amended FASB guidance which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt, consistent with debt discounts. Prior period amounts were restated to conform with this presentation. This requirement does not apply to issuance costs related to a line of credit, which may continue to be presented as an asset. The recognition and measurement guidance for debt issuance costs were not affected by this amended guidance. The adoption of this guidance resulted in a decrease in long-term debt of $44 million at December 31, 2015 and $34 million at December 31, 2014, with an offsetting decrease to “Other Assets” on the Company’s Consolidated Balance Sheets.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
During the first quarter of 2015, the Company adopted amended FASB guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under this guidance, only a disposal of a component of an entity or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the company’s operations and financial results should be reported in discontinued operations. The guidance also expands the definition of a discontinued operation to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and disposals of equity method investments that meet the definition of discontinued operations. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Recent Pronouncements

Simplifying the Accounting for Measurement Period Adjustments
In September 2015, the FASB issued amended guidance which eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination when new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date. Under the amended guidance the acquirer will be required to recognize such adjustments in the reporting period in which the adjustment amounts are identified. Such adjustments also include the effect on earnings from any changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, as if the change occurred at the acquisition date. The amendments also require disclosure or separate presentation on the face of the statement of operations of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance, which is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, is not expected to have a material impact on the Company’s consolidated financial statements.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
In January 2015, the FASB issued amended guidance which eliminates the concept of extraordinary items. This guidance removes the requirement to assess whether an event or transaction is both unusual in nature and infrequent in occurrence and to separately present any such items on the statement of operations after income from continuing operations. Rather, such items will either be presented as a separate component of income from continuing operations or disclosed in the notes to the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Additionally, the Company is permitted to amend prior periods presented in the financial statements once the guidance is adopted. This guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued guidance on the accounting for stock-based compensation when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. Under this guidance, such performance target should not be reflected in estimating the grant-date fair value of the award. The Company should begin recognizing compensation cost in the period in which it becomes probable that the performance target will be achieved, for the cumulative amount of compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance, which is effective for interim and annual periods beginning after December 15, 2015, is not expected to have an impact on the Company’s consolidated financial statements.

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

2) PROPERTY AND EQUIPMENT

At December 31,	2015	2014
Land	$241	$240
Buildings	737	717
Capital leases (a)	163	165
Equipment and other	2,102	2,042
	3,243	3,164
Less accumulated depreciation and amortization	1,838	1,731
Net property and equipment	$1,405	$1,433
(a) Accumulated amortization of capital leases was $91 million and $78 million at December 31, 2015 and 2014, respectively.

Year Ended December 31,	2015	2014	2013
Depreciation expense, including capitalized lease amortization (a)	$240	$249	$251
(a) Amortization expense related to capital leases was $16 million in 2015 and $17 million in each of 2014 and 2013.

3) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Intangible Assets Impairment Test
The Company performs a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised of FCC licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units are one level below its operating segments, except for the Publishing reporting unit, which is the same as its operating segment because this operating segment has only one component. FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company’s radio or television stations within that geographic market, to be a single unit of accounting

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

because the FCC licenses at this level represent their highest and best use. At December 31, 2015, the Company had seven reporting units, and FCC license book values for stations in 14 television markets and 25 radio markets.

For its annual impairment test, the Company performs qualitative assessments for each reporting unit and market with FCC licenses that management estimates have fair values that significantly exceed their respective carrying values. For the 2015 annual impairment test, the Company performed qualitative assessments for three reporting units and 10 television markets. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each television market, the Company weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each market are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

For FCC licenses in the remaining television markets and all of the radio markets, the Company performed the quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values.  The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station’s operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. The overall market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry.  For each television station and radio station, the discount rates used for 2015 were 8.0% and 7.75%, respectively, and the perpetual nominal growth rates used were 2.5% and 1.0%, respectively.

For the 2015 quantitative impairment test, the Company concluded that the estimated fair values of the FCC licenses in 18 radio markets were lower than their respective carrying values. Accordingly, the Company recognized a pretax noncash impairment charge of $484 million related to radio FCC licenses in these markets. This impairment was the result of a sustained decline in industry projections for the radio advertising marketplace since 2014. For the remaining seven radio and four television markets, the Company concluded that the estimated fair values of FCC licenses in each market exceeded their respective carrying values.

For 2015, the Company performed the quantitative goodwill impairment test for four reporting units: CBS Interactive, CBS Sports Network, Publishing and CBS Radio. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. If the carrying value exceeds the fair value, the second step of the test compares the implied fair value of a reporting unit’s goodwill with the carrying value of its goodwill to determine the amount of impairment charge, if any. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values of comparable businesses (“Market Comparable Method”). The Discounted Cash Flow Method and Market Comparable Method resulted in similar estimated fair values. The Discounted Cash Flow Method includes the Company’s assumptions for growth rates, operating margins and capital expenditures for the projection period plus the residual value of the business at the end of the projection period.  The estimated growth rates, operating

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the average of the weighted average cost of capital of comparable entities. For 2015, the perpetual nominal growth rates and discount rates were as follows:

	Significant Assumptions
	Perpetual
	Nominal	Discount
Reporting Unit	Growth Rate	Rate
CBS Interactive	2.5%	9.5%
CBS Sports Network	2.0%	9.0%
Publishing	1.5%	8.5%
CBS Radio	1.5%	8.0%
For the 2015 annual impairment test, the Company concluded that the estimated fair value of each of the four reporting units exceeded their respective carrying values and therefore the second step of the impairment test was unnecessary. The fair value of the CBS Interactive, CBS Sports Network, and Publishing reporting units each exceeded their respective carrying values by more than 15%, while the estimated fair value of the CBS Radio reporting unit, which had a goodwill balance of $1.86 billion at December 31, 2015, exceeded its carrying value by less than 1% after the above-mentioned FCC licenses impairment charge. Considering the narrow margin between the estimated fair value and carrying value of the CBS Radio reporting unit, any downward revisions to its estimated fair value could result in a future impairment charge.

Transactions

In 2015, the Company disposed of Internet businesses in China for $385 million, which resulted in gains of $139 million. The assets associated with the disposed businesses primarily consisted of goodwill of $217 million.

In 2014, in connection with its strategy to grow its major market presence, the Company completed a radio station swap with Beasley Broadcast Group, Inc. through which the Company exchanged 13 of its radio stations in Tampa and Charlotte as well as one radio station in Philadelphia, for two radio stations in Philadelphia and three radio stations in Miami. In connection with the radio station swap, the Company recorded a pretax noncash impairment charge of $52 million to reduce the carrying value of the allocated goodwill.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the years ended December 31, 2015 and 2014, the changes in the book value of goodwill by segment were as follows:

	Balance at			Balance at
	December 31, 2014	Dispositions		December 31, 2015
Entertainment:
Goodwill	$9,467	$(217)	(a)	$9,250
Accumulated impairment losses	(6,294)	—		(6,294)
Goodwill, net of impairment	3,173	(217)		2,956
Cable Networks:
Goodwill	480	—		480
Accumulated impairment losses	—	—		—
Goodwill, net of impairment	480	—		480
Publishing:
Goodwill	406	—		406
Accumulated impairment losses	—	—		—
Goodwill, net of impairment	406	—		406
Local Broadcasting:
Goodwill	22,354	—		22,354
Accumulated impairment losses	(19,715)	—		(19,715)
Goodwill, net of impairment	2,639	—		2,639
Total:
Goodwill	32,707	(217)		32,490
Accumulated impairment losses	(26,009)	—		(26,009)
Goodwill, net of impairment	$6,698	$(217)		$6,481
(a) Amount reflects the disposition of Internet businesses in China.

	Balance at			Balance at
	December 31, 2013	Acquisitions		December 31, 2014
Entertainment:
Goodwill	$9,467	$—		$9,467
Accumulated impairment losses	(6,294)	—		(6,294)
Goodwill, net of impairment	3,173	—		3,173
Cable Networks:
Goodwill	480	—		480
Accumulated impairment losses	—	—		—
Goodwill, net of impairment	480	—		480
Publishing:
Goodwill	406	—		406
Accumulated impairment losses	—	—		—
Goodwill, net of impairment	406	—		406
Local Broadcasting:
Goodwill	22,244	110	(a)	22,354
Accumulated impairment losses	(19,715)	—		(19,715)
Goodwill, net of impairment	2,529	110		2,639
Total:
Goodwill	32,597	110		32,707
Accumulated impairment losses	(26,009)	—		(26,009)
Goodwill, net of impairment	$6,588	$110		$6,698
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company’s intangible assets were as follows:

		Accumulated
At December 31, 2015	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$211	$(59)	$152
Other intangible assets	161	(120)	41
Total intangible assets subject to amortization	372	(179)	193
FCC licenses	5,321	—	5,321
Total intangible assets	$5,693	$(179)	$5,514

		Accumulated
At December 31, 2014	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$220	$(54)	$166
Other intangible assets	167	(129)	38
Total intangible assets subject to amortization	387	(183)	204
FCC licenses	5,804	—	5,804
Total intangible assets	$6,191	$(183)	$6,008
Amortization expense was as follows:

Year Ended December 31,	2015	2014	2013
Amortization expense	$24	$32	$39
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2016 through 2020, to be as follows:

	2016	2017	2018	2019	2020
Future amortization expense	$20	$17	$16	$16	$13

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) DISCONTINUED OPERATIONS
During 2014, the Company completed the disposition of Outdoor Americas. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements. In connection with the Company’s plan to dispose of Outdoor Americas, in January 2014 Outdoor Americas borrowed $1.60 billion. On April 2, 2014, Outdoor Americas completed an initial public offering (“IPO”) through which it sold 23.0 million shares, or approximately 19%, of its common stock for $28.00 per share. Proceeds from the IPO aggregated $615 million, net of underwriting discounts and commissions. The Company received $2.04 billion of the combined IPO and debt proceeds from Outdoor Americas. On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through a tax-free split-off (the “Split-Off”) through which the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. In aggregate, the Company received $4.76 billion from the disposition of Outdoor Americas, including the cash from the IPO and debt proceeds and the fair value of the shares of CBS Corp. Class B Common Stock that were accepted in the Split-Off of $2.72 billion. The Split-Off resulted in a gain of $1.56 billion for the year ended December 31, 2014 which is included in net earnings from discontinued operations and is calculated as follows:

Fair value of CBS Corp. Class B Common Stock accepted	$2,721
(44,723,131 shares at $60.85 per share on July 16, 2014)
Carrying value of Outdoor Americas	(1,162)
Accumulated other comprehensive income	30
Transaction costs	(32)
Net gain on split-off of Outdoor Americas	$1,557
The Split-Off was a tax-free transaction and therefore, there is no tax impact on the gain.

During 2013, the Company completed the sale of Outdoor Europe for $225 million. Outdoor Europe has been presented as a discontinued operation in the Company’s consolidated financial statements. For 2013, net earnings from discontinued operations include a gain on the disposal of Outdoor Europe and an after-tax charge of $110 million related to Outdoor Europe. This charge was associated with exiting an unprofitable contractual arrangement and the estimated fair value of guarantees, which historically were intercompany but upon the closing of the transaction became third-party guarantees (See Note 16).

For 2015, net earnings from discontinued operations primarily relates to a decrease to the guarantee liability relating to Outdoor Europe as a result of a reduction to the risk associated with the guarantee.

The following table sets forth details of net earnings from discontinued operations for the years ended December 31, 2015, 2014 and 2013.

Year Ended December 31,	2015	2014	2013
Revenues from discontinued operations	$—	$677	$1,695
Earnings (loss) from discontinued operations	$17	$79	$(12)
Income tax provision	(7)	(26)	—
Earnings (loss) from discontinued operations, net of tax	10	53	(12)
Gain on disposal	—	1,557	159
Income tax provision	—	—	(6)
Gain on disposal, net of tax	—	1,557	153
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	—	5	—
Net earnings from discontinued operations attributable to CBS Corp.	$10	$1,605	$141

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Other liabilities of discontinued operations of $72 million and $118 million at December 31, 2015 and 2014, respectively, primarily include tax reserves related to previously disposed businesses and the carrying value of the guarantee liability associated with the disposition of Outdoor Europe of approximately $14 million and $28 million, at December 31, 2015 and 2014, respectively.
5) RESTRUCTURING CHARGES
During the year ended December 31, 2015, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $81 million, reflecting $48 million of severance costs and $33 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2014, the Company recorded restructuring charges of $26 million, reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations. As of December 31, 2015, the cumulative settlements for the 2015 and 2014 restructuring charges were $53 million, of which $35 million was for the severance costs and $18 million related to costs associated with exiting contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2016.

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	December 31, 2015
Entertainment	$6	$26	$(13)	$19
Local Broadcasting	10	55	(31)	34
Corporate	2	—	(1)	1
Total	$18	$81	$(45)	$54

	2014	2014	Balance at
	Charges	Settlements	December 31, 2014
Entertainment	$8	$(2)	$6
Publishing	1	(1)	—
Local Broadcasting	14	(4)	10
Corporate	3	(1)	2
Total	$26	$(8)	$18

6) PROGRAMMING AND OTHER INVENTORY

At December 31,	2015	2014
Acquired program rights	$1,533	$1,187
Internally produced programming:
Released	1,261	1,121
In process and other	392	384
Publishing, primarily finished goods	42	47
Total programming and other inventory	3,228	2,739
Less current portion	1,271	922
Total noncurrent programming and other inventory	$1,957	$1,817
The Company expects to amortize approximately $650 million of its released internally produced programming during the year ended December 31, 2016. In addition, while it is difficult to determine the precise timing of the amortization of the remaining released internally produced programming, the Company estimates that substantially all of the December 31, 2015 balance will be amortized over the next three years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc.  Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of each of CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc.  Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At December 31, 2015, NAI directly or indirectly owned approximately 79.5% of CBS Corp.’s voting Class A Common Stock and owned approximately 8.5% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc.  As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $179 million, $183 million and $185 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $25 million, $19 million and $21 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at December 31, 2015 and 2014.

At December 31,	2015	2014
Receivables	$115	$107
Other assets (Receivables, noncurrent)	38	76
Total amounts due from Viacom Inc.	$153	$183
Other Related Parties  The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming.  Total revenues earned from sales to these joint ventures were $160 million, $122 million and $108 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total amounts due from these joint ventures were $48 million and $23 million at December 31, 2015 and 2014, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

8) INVESTMENTS
The Company accounts for investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include the Company’s 50% interests in the broadcast network, The CW, and the entertainment cable network, Pop. In addition, the Company has interests in several international television joint ventures including a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates six channels in the United Kingdom and Ireland, including CBS branded channels; a 30% interest in a joint venture with another subsidiary of AMC Networks Inc., which owns and operates nine cable and satellite channels in Europe, the Middle East and Africa; a 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN, a digital television

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

channel service in Australia; and a 30% interest in a joint venture with RTL Group which owns and operates two cable channels in Southeast Asia.

At December 31, 2015 and 2014, respectively, the Company had $224 million and $199 million of equity investments that are included in “Other assets” on the Consolidated Balance Sheets.

Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2015 and 2014, respectively, the Company had $34 million and $23 million of cost investments that are included in “Other assets” on the Consolidated Balance Sheets.

The Company invested $98 million during each of the years ended December 31, 2015 and 2014 and $176 million during the year ended December 31, 2013 into its equity and cost investments.

9) BANK FINANCING AND DEBT
The Company’s debt consists of the following (a):

At December 31,	2015	2014
Commercial paper	$—	$616
7.625% Senior Debentures due 2016	200	200
1.95% Senior Notes due 2017	398	397
4.625% Senior Notes due 2018	309	313
2.30% Senior Notes due 2019	609	596
5.75% Senior Notes due 2020	498	498
4.30% Senior Notes due 2021	299	299
3.375% Senior Notes due 2022	694	693
7.875% Debentures due 2023	186	186
7.125% Senior Notes due 2023 (b)	46	46
3.70% Senior Notes due 2024	596	595
3.50% Senior Notes due 2025	585	—
4.00% Senior Notes due 2026	781	—
7.875% Senior Debentures due 2030	833	833
5.50% Senior Debentures due 2033	425	425
5.90% Senior Notes due 2040	297	297
4.85% Senior Notes due 2042	484	484
4.90% Senior Notes due 2044	538	537
4.60% Senior Notes due 2045	587	—
Obligations under capital leases	83	97
Total debt (c)	8,448	7,112
Less commercial paper	—	616
Less current portion	222	20
Total long-term debt, net of current portion	$8,226	$6,476
(a) Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.
(b) Debt instrument is an issuance of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., and has no guarantor.
(c) At December 31, 2015 and 2014, the senior debt balances included (i) a net unamortized discount of $45 million and $21 million, respectively, (ii) unamortized deferred financing costs of $44 million and $34 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $14 million at both December 31, 2015 and 2014.  The face value of the Company’s total debt was $8.52 billion at December 31, 2015 and $7.15 billion at December 31, 2014.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the year ended December 31, 2015, debt issuances were as follows:
January 2015, $600 million 3.50% senior notes due 2025
January 2015, $600 million 4.60% senior notes due 2045
July 2015, $800 million 4.00% senior notes due 2026

The Company used the net proceeds from these issuances for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

During the year ended December 31, 2014, the Company issued $1.75 billion of senior notes and redeemed or repurchased $1.17 billion of senior notes and debentures, of which $1.07 billion was redeemed or repurchased prior to maturity, resulting in a pretax loss on early extinguishment of debt of $352 million.
At December 31, 2015, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2021 and
	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$200	$400	$300	$600	$500	$6,440
During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

Commercial Paper
At December 31, 2014 the Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $616 million, at a weighted average interest rate of 0.46% and with maturities of less than forty-five days. There were no outstanding commercial paper borrowings at December 31, 2015.
Credit Facility
At December 31, 2015, the Company had a $2.5 billion revolving credit facility, which expires in December 2019 (the “Credit Facility”). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based generally on the prime rate in the U.S. or the London Interbank Offer Rate (“LIBOR”) plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2015, the Company’s Consolidated Leverage Ratio was approximately 2.6x.

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

The Credit Facility is used for general corporate purposes. At December 31, 2015, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) FINANCIAL INSTRUMENTS
The carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value.  At December 31, 2015 and 2014, the carrying value of the Company's senior debt was $8.37 billion and $6.40 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $8.78 billion and $7.15 billion, respectively.

The Company uses derivative financial instruments primarily to modify its exposure to market risks from fluctuations in foreign currency exchange rates, and interest rates.  The Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign Exchange Contracts
Foreign exchange forward contracts have principally been used to hedge projected cash flows, in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar, generally for periods up to 24 months. The Company designates foreign exchange forward contracts used to hedge committed and forecasted foreign currency transactions as cash flow hedges.  Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income (loss) and reclassified to the statement of operations when the hedged item is recognized.  Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows.

At December 31, 2015 and 2014, the notional amount of all foreign currency contracts was $291 million and $152 million, respectively.

Interest Rate Swaps
All of the Company’s long-term debt has been issued under fixed interest rate agreements. During 2014, in connection with the issuance of its $600 million of 2.30% senior notes due 2019, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge this debt. During 2015, prior to maturity, the Company settled these interest rate swaps and received $12 million in cash, plus accrued interest. The resulting increase in the carrying value of the previously hedged debt is being amortized as a reduction to interest expense over the remaining term of the debt.

Gains recognized on derivative financial instruments were as follows:

Year Ended December 31,	2015	2014	Financial Statement Account
Non-designated foreign exchange contracts	$22	$6	Other items, net

Designated interest rate swaps	$7	$3	Interest expense

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2015 and 2014, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
11) FAIR VALUE MEASUREMENTS
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$13	$—	$13
Total Assets	$—	$13	$—	$13
Liabilities:				$—
Deferred compensation	$—	$312	$—	$312
Total Liabilities	$—	$312	$—	$312

At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Investments	$80	$—	$—	$80
Foreign currency hedges	—	6	—	6
Total Assets	$80	$6	$—	$86
Liabilities:				$—
Deferred compensation	$—	$307	$—	$307
Foreign currency hedges	—	2	—	2
Total Liabilities	$—	$309	$—	$309
The fair value of investments was determined based on publicly quoted market prices in active markets. These investments were liquidated in 2015 for $79 million. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

During 2015, the Company recorded a pretax noncash impairment charge of $484 million to reduce the carrying value of radio FCC licenses to their fair value. The fair value was determined based on the Greenfield Method (Level 3). See Note 3.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2015, 2014, and 2013. For the years ended December 31, 2015, 2014 and 2013, the Company declared total per share dividends of $.60, $.54, and $.48, respectively, resulting in total annual dividends of $293 million, $296 million and $295 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

Purchase of Company Stock—During 2015, the Company repurchased 51.7 million shares of CBS Corp. Class B Common Stock under its share repurchase program for $2.80 billion, at an average cost of $54.18 per share. At December 31, 2015, $2.00 billion of authorization remained under the share repurchase program.

Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were 0.1 million for 2015, 1.3 million for 2014 and 4.0 million for 2013.

Accumulated Other Comprehensive Income —The following table presents the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations				Discontinued Operations
		Net Actuarial					Accumulated
	Cumulative	Gain (Loss)		Unrealized	Other		Other
	Translation	and Prior		Gain on	Comprehensive		Comprehensive
	Adjustments	Service Cost		Securities	Income (Loss)	(a)	Loss
At December 31, 2012	$168	$(936)		$2	$197		$(569)
Other comprehensive income (loss) before reclassifications	(2)	163		1	(4)		158
Reclassifications to net earnings	—	44	(b)	—	(178)	(c)	(134)
Other comprehensive income (loss)	(2)	207		1	(182)		24
At December 31, 2013	166	(729)		3	15		(545)
Other comprehensive income (loss) before reclassifications	(9)	(189)		—	15		(183)
Reclassifications to net earnings	—	26	(b)	(3)	(30)	(c)	(7)
Other comprehensive loss	(9)	(163)		(3)	(15)		(190)
At December 31, 2014	157	(892)		—	—		(735)
Other comprehensive income (loss) before reclassifications	(5)	(66)		—	—		(71)
Reclassifications to net earnings	—	36	(b)	—	—		36
Other comprehensive loss	(5)	(30)		—	—		(35)
At December 31, 2015	$152	$(922)		$—	$—		$(770)
(a) Primarily reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses. See Note 15.
(c) Reclassified in connection with the disposal of Outdoor Americas in 2014 and Outdoor Europe in 2013. See Note 4.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit (provision) for the years ended December 31, 2015, 2014 and 2013 of $19 million, $105 million and $(132) million, respectively, and other comprehensive loss from discontinued operations is net of a tax provision of $3 million for the year ended December 31, 2013. For the year ended December 31, 2014, the tax provision related to the other comprehensive loss from discontinued operations was minimal. The tax provision related to the unrealized gain on securities is minimal for all periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

13) STOCK-BASED COMPENSATION

The Company has equity incentive plans (the “Plans”) under which stock options and RSUs were issued. The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs, the Company issues new shares from its existing authorization. At December 31, 2015, there were 53 million shares available for future grant under the Plans.

The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013.

Year Ended December 31,	2015	2014	2013
RSUs	$143	$131	$129
Stock options	31	23	93
Stock-based compensation expense, before income taxes	174	154	222
Related tax benefit	(67)	(60)	(86)
Stock-based compensation expense, net of tax benefit	$107	$94	$136

Stock-based compensation included in net earnings from discontinued operations was $5 million and $15 million for 2014 and 2013, respectively.
RSUs
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

The weighted average grant date fair value of RSUs was $59.11, $62.70 and $40.70 in 2015, 2014, and 2013, respectively. The total market value of RSUs that vested during 2015, 2014, and 2013 was $212 million, $319 million and $324 million, respectively. Total unrecognized compensation cost related to non-vested RSUs at December 31, 2015 was $198 million which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the Company’s RSU activity.

		Weighted Average
	RSUs	Grant Date Fair Value
Non-vested at December 31, 2014	6,700,094	$45.26
Granted	2,994,745	$59.11
Vested	(3,579,992)	$40.50
Forfeited	(369,767)	$53.94
Non-vested at December 31, 2015	5,745,080	$54.88
Stock Options
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

The weighted average fair value of stock options as of the grant date was $15.73, $18.23 and $12.11 in 2015, 2014, and 2013, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014	2013
Expected dividend yield	1.25%	1.25%	1.49%
Expected stock price volatility	31.45%	33.06%	34.86%
Risk-free interest rate	1.63%	1.60%	.97%
Expected term of options (years)	5.00	5.00	5.00
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

The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected term. The expected term is determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield represents the Company’s future expectation of the dividend yield based on current rates and historical patterns of dividend changes.

Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2015 was $51 million, which is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the Company’s stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2014	15,634,317	$33.12
Granted	1,885,683	$59.41
Exercised	(5,723,239)	$24.88
Forfeited or expired	(491,726)	$31.60
Outstanding at December 31, 2015	11,305,035	$41.75
Exercisable at December 31, 2015	6,199,611	$31.40
The following table summarizes other information relating to stock option exercises during the years ended December 31, 2015, 2014 and 2013.

Year Ended December 31,	2015	2014	2013
Cash received from stock option exercises	$142	$283	$146
Tax benefit of stock option exercises	$74	$200	$88
Intrinsic value of stock option exercises	$192	$517	$229

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2015.

	Outstanding			Exercisable
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	of Options	Life (Years)	Exercise Price	of Options	Exercise Price
$5 to 9.99	676,135	1.24	$5.25	676,135	$5.25
$10 to 19.99	488,744	2.42	$14.10	488,744	$14.10
$20 to 29.99	2,744,846	3.86	$27.83	2,322,791	$27.54
$30 to 39.99	1,339,775	4.69	$34.08	1,168,110	$34.03
$40 to 49.99	2,219,630	5.17	$44.28	971,946	$44.36
$50 to 59.99	1,817,150	7.01	$59.54	44,672	$59.58
$60 to 69.99	2,018,755	6.07	$65.86	527,213	$65.91
	11,305,035			6,199,611
At December 31, 2015 stock options outstanding have a weighted average remaining contractual life of 4.90 years and the total intrinsic value for “in-the-money” options, based on the Company’s closing stock price of $47.13, was $122 million. At December 31, 2015 stock options exercisable have a weighted average remaining contractual life of 3.94 years and the total intrinsic value for “in-the-money” exercisable options was $108 million.

14) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2015	2014	2013
United States	$1,599	$1,790	$2,283
Foreign	424	374	382
Total	$2,023	$2,164	$2,665
The components of the provision for income taxes were as follows:

Year Ended December 31,	2015	2014	2013
Current:
Federal	$227	$(14)	$310
State and local	54	22	74
Foreign	91	62	61
	372	70	445
Deferred	215	692	433
Provision for income taxes	$587	$762	$878

In addition, included in discontinued operations was an income tax provision of $7 million, $26 million, and $6 million in 2015, 2014, and 2013, respectively.

The equity in loss of investee companies is shown net of tax on the Company’s Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2015, 2014, and 2013 were $21 million, $31 million, and $30 million, respectively, which represented an effective tax rate of 38.7% for each of 2015 and 2014 and 38.8% for 2013.

In 2015 and 2014, the Company realized tax benefits from the exercise of stock options and vesting of RSUs of $155 million and $322 million, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2015	2014	2013
Taxes on income at U.S. federal statutory rate	$708	$758	$933
State and local taxes, net of federal tax benefit	55	93	101
Effect of foreign operations	(100)	(90)	(92)
Sales of businesses	(42)	—	—
Audit settlements, net	(9)	(7)	(17)
Other, net (a)	(25)	8	(47)
Provision for income taxes	$587	$762	$878
(a) For 2015 and 2013, amount primarily reflects the Company’s domestic production deduction.

The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2015	2014
Deferred income tax assets:
Reserves and other accrued liabilities	$699	$743
Pension, postretirement and other employee benefits	801	794
Tax credit and loss carryforwards	953	628
Other	108	113
Total deferred income tax assets	2,561	2,278
Valuation allowance	(919)	(575)
Deferred income tax assets, net	1,642	1,703
Deferred income tax liabilities:
Intangible assets	(2,391)	(2,432)
Unbilled licensing receivables	(599)	(532)
Property, equipment and other assets	(157)	(151)
Total deferred income tax liabilities	(3,147)	(3,115)
Deferred income tax liabilities, net	$(1,505)	$(1,412)
In addition to the deferred income taxes reflected in the table above, included in the assets of discontinued operations on the Consolidated Balance Sheets are net deferred income tax assets of $24 million and $38 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $938 million, the majority of which expire in various years from 2016 through 2035.

The 2015 and 2014 deferred income tax assets were reduced by a valuation allowance of $919 million and $575 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

The Company’s share of the undistributed earnings of certain foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $4.15 billion at December 31, 2015 and $3.99 billion at December 31, 2014. For certain foreign subsidiaries, no provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits or remitted in tax-free transactions, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for such undistributed earnings is not practicable.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2013	$172
Additions for current year tax positions	11
Additions for prior year tax positions	14
Reductions for prior year tax positions	(40)
Cash settlements	(17)
Statute of limitations lapses	(1)
At December 31, 2013	139
Additions for current year tax positions	14
Additions for prior year tax positions	31
Reductions for prior year tax positions	(26)
Cash settlements	(16)
Statute of limitations lapses	(2)
At December 31, 2014	140
Additions for current year tax positions	14
Additions for prior year tax positions	6
Reductions for prior year tax positions	(32)
Cash settlements	(23)
Statute of limitations lapses	(1)
At December 31, 2015	$104
At December 31, 2015 and 2014, $21 million and $48 million, respectively, of the reserve for uncertain tax positions were included in “Liabilities of discontinued operations” on the Consolidated Balance Sheets.

The reserve for uncertain tax positions of $104 million at December 31, 2015 includes $78 million which would affect the Company’s effective income tax rate, including discontinued operations, if and when recognized in future years.

The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. For the years ended December 31, 2015, 2014 and 2013, the Company recognized interest and penalties of $7 million, $14 million and $12 million, respectively, in the Consolidated Statements of Operations. As of December 31, 2015 and 2014, the Company has recorded liabilities for accrued interest and penalties of $33 million and $50 million, respectively, on the Consolidated Balance Sheets.

During the first quarter of 2015, the Company and the IRS settled the Company’s income tax audit for the years 2011 and 2012, which did not have a material effect on the Company’s consolidated financial statements. The IRS is expected to commence its examination of the years 2013 and 2014 during 2016. In addition, various tax years are currently under examination by state and local and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and accordingly, unforeseen events could cause the Company’s expectation to change in the future.
15) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Most of the Company’s pension plans are closed to new entrants. The benefits for some plans are based primarily on an employee’s years of service and average pay near retirement. Benefits under other plans are based primarily on an employee’s pay for each year that the employee

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

participated in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities and U.S. government securities. The Company’s common stock represents approximately 1.8% and 1.9% of the plan assets’ fair values at December 31, 2015 and 2014, respectively.

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

The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

The following table sets forth the change in benefit obligation for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$5,323	$5,022	$562	$589
Service cost	31	31	—	—
Interest cost	209	237	20	25
Actuarial (gain) loss	(210)	444	(45)	5
Benefits paid	(416)	(396)	(66)	(74)
Participants’ contributions	—	—	11	11
Retiree Medicare drug subsidy	—	—	4	6
Settlements	—	(1)	—	—
Cumulative translation adjustments	(26)	(14)	—	—
Benefit obligation, end of year	$4,911	$5,323	$486	$562
The following table sets forth the change in plan assets for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets, beginning of year	$4,224	$4,184	$5	$5
Actual return on plan assets	(99)	402	—	—
Employer contributions	52	50	50	57
Benefits paid	(416)	(396)	(66)	(74)
Participants’ contributions	—	—	11	11
Retiree Medicare drug subsidy	—	—	4	6
Settlements	—	(1)	—	—
Cumulative translation adjustments	(27)	(15)	—	—
Fair value of plan assets, end of year	$3,734	$4,224	$4	$5

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company’s Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2015	2014	2015	2014
Funded status at end of year	$(1,177)	$(1,099)	$(482)	$(557)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$17	$15	$—	$—
Current liabilities	(51)	(50)	(50)	(57)
Noncurrent liabilities	(1,143)	(1,064)	(432)	(500)
Net amounts recognized	$(1,177)	$(1,099)	$(482)	$(557)
The Company’s qualified pension plans were underfunded by $533 million and $425 million at December 31, 2015 and 2014, respectively.

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2015	2014	2015	2014
Net actuarial (loss) gain	$(1,848)	$(1,774)	$246	$222
Net prior service cost	(9)	(10)	—	—
Share of equity investee	(1)	(1)	—	—
	(1,858)	(1,785)	246	222
Deferred income taxes	734	706	(44)	(35)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,124)	$(1,079)	$202	$187
The accumulated benefit obligation for all defined benefit pension plans was $4.83 billion and $5.23 billion at December 31, 2015 and 2014, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2015	2014
Projected benefit obligation	$4,795	$5,200
Accumulated benefit obligation	$4,717	$5,111
Fair value of plan assets	$3,602	$4,085

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2015	2014	2013	2015	2014	2013
Components of net periodic cost:
Service cost	$31	$31	$38	$—	$—	$—
Interest cost	209	237	211	20	25	26
Expected return on plan assets	(261)	(262)	(271)	—	—	—
Amortization of actuarial losses (gains)	79	63	85	(21)	(21)	(16)
Amortization of prior service cost (credit)	1	1	1	—	(1)	(1)
Net periodic cost	$59	$70	$64	$(1)	$3	$9

	Pension	Postretirement
Year Ended December 31, 2015	Benefits	Benefits
Other comprehensive income (loss):		45
Actuarial (loss) gain	$(154)	$45
Amortization of actuarial losses (gains) (a)	79	(21)
Amortization of prior service cost (credit) (a)	1	—
Cumulative translation adjustments	1	—
	(73)	24
Deferred income taxes	28	(9)
Recognized in other comprehensive income, net of tax	$(45)	$15
(a)  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

Estimated net actuarial losses and prior service costs related to the defined benefit pension plans of approximately $84 million and $1 million, respectively, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2016.

Estimated net actuarial gains related to the other postretirement benefit plans of approximately $21 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2016.

	Pension		Postretirement
	Benefits		Benefits
	2015	2014	2015	2014
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.6%	4.1%	4.2%	3.8%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	4.1%	4.9%	3.8%	4.5%
Expected long-term return on plan assets	6.5%	6.5%	2.0%	2.0%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
N/A - not applicable

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The discount rates are determined primarily based on the yield on portfolios of high quality bonds, constructed to provide cash flows necessary to meet the Company's pension plans’ expected future benefit payments, as determined for the projected benefit obligations. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.
The following additional assumptions were used in accounting for postretirement benefits.

	2015	2014
Projected health care cost trend rate	7.0%	7.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved	2021	2019
A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on the accumulated postretirement benefit obligation	$7	$(7)
Plan Assets
The asset allocations for the Company’s U.S. qualified defined benefit pension plan trust and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company’s U.S. pension plan trust, which accounted for 95% of total plan assets at December 31, 2015, is to invest between 70% - 80% in long duration fixed income instruments, 16% - 28% in equity securities and the remainder in cash and other investments. At December 31, 2015, this trust was invested approximately 75% in long duration fixed income portfolios, 23% in equity instruments, and the remainder in cash, cash equivalents and other investments. Other trusts, which fund the Company’s international pension plans, accounted for 5% of total plan assets at December 31, 2015 and are invested approximately 72% in fixed income instruments, 22% in equity instruments, and the remainder in cash, cash equivalents and other investments. Long duration fixed income investments primarily consist of a diversified portfolio of investment grade fixed income instruments with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth the Company’s pension plan assets measured at fair value on a recurring basis at December 31, 2015 and 2014. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

At December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$3	$72	$—	$75
Fixed income securities:
U.S. treasury securities	118	—	—	118
Government-related securities	29	266	—	295
Corporate bonds (b)	—	2,208	—	2,208
Mortgage-backed and asset-backed securities	—	114	2	116
Equity securities: (c)
U.S. large capitalization	233	322	—	555
U.S. small capitalization	70	2	—	72
International equity (d)	—	230	—	230
Limited partnerships	—	—	43	43
Other	—	22	—	22
Total Assets	$453	$3,236	$45	$3,734

At December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$5	$43	$—	$48
Fixed income securities:
U.S. treasury securities	139	—	—	139
Government-related securities	49	301	—	350
Corporate bonds (b)	—	2,560	—	2,560
Mortgage-backed and asset-backed securities	—	116	3	119
Equity securities: (c)
U.S. large capitalization	258	349	—	607
U.S. small capitalization	74	2	—	76
International equity (d)	—	242	—	242
Limited partnerships	—	—	56	56
Other	—	27	—	27
Total Assets	$525	$3,640	$59	$4,224
(a) Assets categorized as Level 2 reflect investments in money market funds.
(b)  Securities of diverse industries, substantially all investment grade.
(c)  Assets categorized as Level 2 reflect investments in common collective funds.
(d) Includes investments in emerging market funds of $44 million and $50 million at December 31, 2015 and 2014, respectively.

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

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 at December 31, 2015.

	Limited Partnerships	Mortgage-backed Securities	Total
At January 1, 2014	$55	$4	$59
Actual return related to investments held at end of year	1	—	1
Contributions and distributions, net	—	(1)	(1)
At December 31, 2014	56	3	59
Contributions and distributions, net	(13)	(1)	(14)
At December 31, 2015	$43	$2	$45
The Company’s other postretirement benefits plan assets of $4 million and $5 million at December 31, 2015 and 2014, respectively, were invested in U.S. fixed income index funds, which are categorized as Level 1 assets.

Future Benefit Payments
Estimated future benefit payments are as follows:

	2016	2017	2018	2019	2020	2021-2025
Pension	$432	$380	$371	$363	$355	$1,650
Postretirement	$60	$58	$56	$54	$51	$213
Retiree Medicare drug subsidy	$(8)	$(8)	$(8)	$(8)	$(7)	$(34)
In 2016, the Company expects to make contributions of approximately $52 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2016, the Company expects to contribute approximately $52 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents information concerning the Company’s participation in multiemployer defined benefit pension plans.

	Employer Identification	Pension Protection Act					Expiration Date of Collective-
	Number/Pension	Zone Status (a)		Company Contributions			Bargaining
Pension Plan	Plan Number	2015	2014	2015	2014	2013	Agreement
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$7	$7	$7	(c)
Directors Guild of America - Producer	95-2892780-001	Green	Green	6	5	5	6/30/2017
Producer-Writers Guild of America	95-2216351-001	Green	Green	11	10	8	5/1/2017
Screen Actors Guild - Producers	95-2110997-001	Green	Green	9	7	7	6/30/2017
Motion Picture Industry	95-1810805-001	Green	Green	10	8	7	(d)
Other Plans				9	10	8
	Total contributions			$52	$47	$42
(a) The Zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2015 and 2014. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in AFTRA Retirement Plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2014.
(c) The expiration dates range from June 30, 2017 through June 30, 2018.
(d) The expiration dates range from March 3, 2016 through July 31, 2018.

As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

The Company also contributes to multiemployer plans that provide postretirement healthcare, defined contribution and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $26 million, $20 million and $17 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company recognizes the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans
The Company sponsors defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $50 million, $49 million and $53 million for the years ended December 31, 2015, 2014 and 2013, respectively.
16) COMMITMENTS AND CONTINGENCIES
The Company’s commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements and purchase obligations for goods and services resulting from the Company’s normal course of business.

Programming and talent commitments of the Company, estimated to aggregate $11.91 billion as of December 31, 2015, primarily include $9.21 billion for sports programming rights, $1.79 billion relating to the production and licensing of television, radio, and film programming, and $905 million for talent contracts.  The Company also has committed purchase obligations which include agreements to purchase goods or services in the future that totaled $918 million as of December 31, 2015.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Other long-term contractual obligations recorded on the Company’s Consolidated Balance Sheet include program liabilities, participations due to producers and residuals.

At December 31, 2015, commitments for programming and talent and purchase obligations not recorded on the balance sheet, and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Programming and Talent	Purchase Obligations	Other Long-Term Contractual Obligations
2016	$2,175	$230	$—
2017	1,980	198	648
2018	1,711	154	399
2019	1,688	132	196
2020	1,399	135	88
2021 and thereafter	2,953	69	58
Total	$11,906	$918	$1,389
The Company has long-term noncancellable operating lease commitments for office space, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders.

At December 31, 2015, future minimum rental payments under noncancellable operating leases with terms in excess of one year and payments under capital leases are as follows:

	Leases
	Capital	Operating
2016	$19	$158
2017	16	134
2018	15	121
2019	14	108
2020	14	86
2021 and thereafter	16	395
Total minimum payments	$94	$1,002
Less amounts representing interest	11
Present value of minimum payments	$83
Future minimum operating lease payments have been reduced by future minimum sublease income of $90 million. Rent expense was $211 million in 2015, $206 million in 2014 and $211 million in 2013. Included in net earnings from discontinued operations was rent expense of $158 million in 2014 and $292 million in 2013.
Guarantees
During 2013, the Company completed the sale of Outdoor Europe.  The Company remained the guarantor of certain of Outdoor Europe’s obligations, including franchise payment obligations under certain transit franchise agreements. Generally, the Company would be required to perform under the guarantees in the event of non-performance by the buyer. These agreements have varying terms, with the majority of the obligations guaranteed under these agreements expiring over the next seven years. At December 31, 2015, the Company’s maximum exposure under the guaranteed obligations is approximately $26 million. The carrying value of the guarantee liability of approximately $14 million and $28 million at December 31, 2015 and 2014, respectively, is included in “Liabilities of discontinued operations” on the Consolidated Balance Sheets.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company also has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2015, the outstanding letters of credit and surety bonds approximated $193 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2015, the Company had pending approximately 36,030 asbestos claims, as compared with approximately 41,100 as of December 31, 2014 and 45,150 as of December 31, 2013. During 2015, the Company received approximately 3,670 new claims and closed or moved to an inactive docket approximately 8,740 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. In 2014, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $11 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
17) REPORTABLE SEGMENTS
The following tables set forth the Company’s financial performance by reportable segment.  The Company’s operating segments, which are the same as its reportable segments, have been determined in accordance with the Company’s internal management structure, which is organized based upon products and services.

Year Ended December 31,	2015	2014	2013
Revenues:
Entertainment	$8,438	$8,309	$8,645
Cable Networks	2,242	2,176	2,069
Publishing	780	778	809
Local Broadcasting	2,607	2,756	2,696
Corporate/Eliminations	(181)	(213)	(214)
Total Revenues	$13,886	$13,806	$14,005
Revenues generated between segments primarily reflect advertising sales and television and feature film license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2015	2014	2013
Intercompany Revenues:
Entertainment	$178	$206	$208
Cable Networks	—	1	—
Local Broadcasting	15	18	17
Total Intercompany Revenues	$193	$225	$225

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding restructuring charges, impairment charges, and gain on sales of businesses, if any, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company began presenting Segment Operating Income as its segment profit measure in the first quarter of 2015 in order to align with the primary method the Company’s management began using in 2015 to evaluate segment performance and to make decisions regarding the allocation of resources to its segments. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

Year Ended December 31,	2015	2014	2013
Segment Operating Income (Loss):
Entertainment	$1,294	$1,316	$1,605
Cable Networks	945	974	878
Publishing	114	101	107
Local Broadcasting	765	878	812
Corporate	(275)	(295)	(357)
Total Segment Operating Income	2,843	2,974	3,045
Restructuring charges	(81)	(26)	(20)
Impairment charges	(484)	(52)	—
Gain on sales of businesses	139	—	—
Operating income	2,417	2,896	3,025
Interest expense	(392)	(363)	(375)
Interest income	24	13	8
Loss on early extinguishment of debt	—	(352)	—
Other items, net	(26)	(30)	7
Earnings from continuing operations before income taxes and equity in loss of investee companies	2,023	2,164	2,665
Provision for income taxes	(587)	(762)	(878)
Equity in loss of investee companies, net of tax	(33)	(48)	(49)
Net earnings from continuing operations	1,403	1,354	1,738
Net earnings from discontinued operations, net of tax	10	1,605	141
Net earnings	$1,413	$2,959	$1,879

Year Ended December 31,	2015	2014	2013
Depreciation and Amortization:
Entertainment	$126	$139	$153
Cable Networks	23	23	20
Publishing	6	6	6
Local Broadcasting	79	87	86
Corporate	30	26	25
Total Depreciation and Amortization	$264	$281	$290

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2015	2014	2013
Stock-based Compensation:
Entertainment	$61	$56	$56
Cable Networks	11	9	8
Publishing	4	4	4
Local Broadcasting	28	28	27
Corporate	70	57	127
Total Stock-based Compensation	$174	$154	$222

Year Ended December 31,	2015	2014	2013
Capital Expenditures:
Entertainment	$99	$94	$101
Cable Networks	18	16	16
Publishing	10	4	4
Local Broadcasting	50	65	64
Corporate	16	27	27
Total Capital Expenditures	$193	$206	$212

At December 31,	2015	2014
Assets:
Entertainment	$10,910	$10,580
Cable Networks	2,369	2,131
Publishing	880	877
Local Broadcasting	9,105	9,575
Corporate	476	733
Discontinued operations	25	39
Total Assets	$23,765	$23,935

Year Ended December 31,	2015	2014	2013
Revenues by Type:
Advertising	$7,018	$7,204	$7,525
Content licensing and distribution	3,903	3,990	3,997
Affiliate and subscription fees	2,724	2,362	2,221
Other	241	250	262
Total Revenues	$13,886	$13,806	$14,005

Year Ended December 31,	2015	2014	2013
Revenues: (a)
United States	$11,882	$12,013	$12,178
International	2,004	1,793	1,827
Total Revenues	$13,886	$13,806	$14,005
(a) Revenue classifications are based on customers’ locations.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2015	2014
Long-lived Assets: (a)
United States	$17,375	$17,848
International	357	328
Total Long-lived Assets	$17,732	$18,176
(a) Reflects total assets from both continuing and discontinued operations less current assets, investments and noncurrent deferred tax assets.

Transactions within the Company between the United States and international regions were not significant.

18) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2015	2014	2013
Cash paid for interest (a)	$349	$707	$360

Cash paid for income taxes:
Continuing operations	$258	$217	$294
Discontinued operations	25	42	92
Total	$283	$259	$386
(a) Included in 2014 are payments of $360 million associated with the early extinguishment of debt, mainly for early redemption premiums.

Year Ended December 31,	2015	2014	2013
Noncash investing and financing activities:
Shares received in Split-Off (Note 4)	$—	$2,721	$—
Equipment acquired under capitalized leases	$3	$1	$58
Radio station swap (Note 3)	$—	$262	$—

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

19) QUARTERLY FINANCIAL DATA (unaudited):

	First	Second	Third	Fourth
2015 (a) (b)	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues:
Entertainment	$2,261	$1,785	$1,932	$2,460	$8,438
Cable Networks	539	615	526	562	2,242
Publishing	145	199	203	233	780
Local Broadcasting	596	654	638	719	2,607
Corporate/Eliminations	(41)	(34)	(42)	(64)	(181)
Total Revenues	$3,500	$3,219	$3,257	$3,910	$13,886
Segment Operating Income (Loss):
Entertainment	$346	$262	$339	$347	$1,294
Cable Networks	251	220	246	228	945
Publishing	12	25	43	34	114
Local Broadcasting	161	198	174	232	765
Corporate	(68)	(64)	(49)	(94)	(275)
Total Segment Operating Income	702	641	753	747	2,843
Restructuring charges	—	(55)	—	(26)	(81)
Impairment charge	—	—	—	(484)	(484)
Gain on sales of businesses	19	—	—	120	139
Total Operating Income	$721	$586	$753	$357	$2,417
Net earnings from continuing operations	$394	$332	$426	$251	$1,403
Net earnings	$394	$332	$426	$261	$1,413

Basic net earnings per common share:
Net earnings from continuing operations	$.79	$.68	$.89	$.54	$2.90
Net earnings	$.79	$.68	$.89	$.56	$2.92
Diluted net earnings per common share:
Net earnings from continuing operations	$.78	$.67	$.88	$.53	$2.87
Net earnings	$.78	$.67	$.88	$.55	$2.89

Weighted average number of common shares
outstanding:
Basic	498	490	480	469	484
Diluted	506	495	484	474	489

Dividends per common share	$.15	$.15	$.15	$.15	$.60
(a) In the fourth quarter of 2015, the Company recorded a pretax noncash impairment charge of $484 million to reduce the carrying value of radio FCC licenses to their fair value. (See Note 3).
(b) During 2015, the Company recorded gains from the sales of Internet businesses in China. (See Note 3).

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues:
Entertainment	$2,303	$1,835	$1,911	$2,260	$8,309
Cable Networks	537	516	624	499	2,176
Publishing	153	211	199	215	778
Local Broadcasting	626	665	680	785	2,756
Corporate/Eliminations	(49)	(39)	(47)	(78)	(213)
Total Revenues	$3,570	$3,188	$3,367	$3,681	$13,806
Segment Operating Income (Loss):
Entertainment	$420	$341	$302	$253	$1,316
Cable Networks	254	213	266	241	974
Publishing	11	23	42	25	101
Local Broadcasting	179	215	192	292	878
Corporate	(73)	(62)	(56)	(104)	(295)
Total Segment Operating Income	791	730	746	707	2,974
Restructuring charges	—	—	(26)	—	(26)
Impairment charge	—	—	(52)	—	(52)
Total Operating Income	$791	$730	$668	$707	$2,896
Net earnings from continuing operations	$462	$418	$72	$402	$1,354
Net earnings	$468	$439	$1,639	$413	$2,959

Basic net earnings per common share:
Net earnings from continuing operations	$.79	$.73	$.14	$.78	$2.46
Net earnings	$.80	$.77	$3.08	$.80	$5.38
Diluted net earnings per common share:
Net earnings from continuing operations	$.77	$.72	$.13	$.77	$2.41
Net earnings	$.78	$.76	$3.03	$.79	$5.27

Weighted average number of common shares
outstanding:
Basic	585	570	532	515	550
Diluted	600	581	541	523	561

Dividends per common share	$.12	$.12	$.15	$.15	$.54

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

	Statement of Operations
	For the Year Ended December 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$148	$11	$13,727	$—	$13,886
Costs and expenses:
Operating	65	5	8,254	—	8,324
Selling, general and administrative	46	244	2,165	—	2,455
Depreciation and amortization	6	20	238	—	264
Restructuring charges	—	—	81	—	81
Impairment charge	—	—	484	—	484
Gain on sales of businesses	(117)	—	(22)	—	(139)
Total costs and expenses	—	269	11,200	—	11,469
Operating income (loss)	148	(258)	2,527	—	2,417
Interest (expense) income, net	(486)	(403)	521	—	(368)
Other items, net	(3)	9	(32)	—	(26)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(341)	(652)	3,016	—	2,023
Benefit (provision) for income taxes	160	215	(962)	—	(587)
Equity in earnings (loss) of investee companies, net of tax	1,593	1,090	(33)	(2,683)	(33)
Net earnings from continuing operations	1,412	653	2,021	(2,683)	1,403
Net earnings from discontinued operations, net of tax	1	—	9	—	10
Net earnings	$1,413	$653	$2,030	$(2,683)	$1,413
Total comprehensive income	$1,378	$660	$2,030	$(2,690)	$1,378

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Year Ended December 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$159	$11	$13,636	$—	$13,806
Costs and expenses:
Operating	68	6	8,015	—	8,089
Selling, general and administrative	61	255	2,146	—	2,462
Depreciation and amortization	6	16	259	—	281
Restructuring charges	—	3	23	—	26
Impairment charge	—	—	52	—	52
Total costs and expenses	135	280	10,495	—	10,910
Operating income (loss)	24	(269)	3,141	—	2,896
Interest (expense) income, net	(443)	(383)	476	—	(350)
Loss on early extinguishment of debt	(351)	—	(1)	—	(352)
Other items, net	(1)	4	(33)	—	(30)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(771)	(648)	3,583	—	2,164
Benefit (provision) for income taxes	280	229	(1,271)	—	(762)
Equity in earnings (loss) of investee companies, net of tax	3,444	1,270	(48)	(4,714)	(48)
Net earnings from continuing operations	2,953	851	2,264	(4,714)	1,354
Net earnings (loss) from discontinued operations, net of tax	6	(1)	1,600	—	1,605
Net earnings	$2,959	$850	$3,864	$(4,714)	$2,959
Total comprehensive income	$2,769	$857	$3,819	$(4,676)	$2,769

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Year Ended December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$145	$11	$13,849	$—	$14,005
Costs and expenses:
Operating	69	8	8,047	—	8,124
Selling, general and administrative	65	323	2,158	—	2,546
Depreciation and amortization	6	14	270	—	290
Restructuring charges	—	1	19	—	20
Total costs and expenses	140	346	10,494	—	10,980
Operating income (loss)	5	(335)	3,355	—	3,025
Interest (expense) income, net	(457)	(369)	459	—	(367)
Other items, net	—	4	3	—	7
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(452)	(700)	3,817	—	2,665
Benefit (provision) for income taxes	152	235	(1,265)	—	(878)
Equity in earnings (loss) of investee companies, net of tax	2,170	1,288	(49)	(3,458)	(49)
Net earnings from continuing operations	1,870	823	2,503	(3,458)	1,738
Net earnings (loss) from discontinued operations, net of tax	9	(5)	137	—	141
Net earnings	$1,879	$818	$2,640	$(3,458)	$1,879
Total comprehensive income	$1,903	$815	$2,463	$(3,278)	$1,903

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$267	$1	$55	$—	$323
Receivables, net	28	2	3,598	—	3,628
Programming and other inventory	3	3	1,265	—	1,271
Prepaid expenses and other current assets	192	26	337	(30)	525
Total current assets	490	32	5,255	(30)	5,747
Property and equipment	46	180	3,017	—	3,243
Less accumulated depreciation and amortization	20	118	1,700	—	1,838
Net property and equipment	26	62	1,317	—	1,405
Programming and other inventory	6	9	1,942	—	1,957
Goodwill	98	62	6,321	—	6,481
Intangible assets	—	—	5,514	—	5,514
Investments in consolidated subsidiaries	42,744	12,775	—	(55,519)	—
Other assets	163	11	2,487	—	2,661
Intercompany	—	2,248	23,988	(26,236)	—
Total Assets	$43,527	$15,199	$46,824	$(81,785)	$23,765
Liabilities and Stockholders’ Equity
Accounts payable	$1	$4	$187	$—	$192
Participants’ share and royalties payable	—	—	1,013	—	1,013
Program rights	4	4	366	—	374
Current portion of long-term debt	206	—	16	—	222
Accrued expenses and other current liabilities	418	230	1,141	(30)	1,759
Total current liabilities	629	238	2,723	(30)	3,560
Long-term debt	8,113	—	113	—	8,226
Other liabilities	2,986	252	3,178	—	6,416
Intercompany	26,236	—	—	(26,236)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	44,055	—	60,894	(60,894)	44,055
Retained earnings (deficit)	(20,518)	14,913	(16,081)	1,168	(20,518)
Accumulated other comprehensive income (loss)	(770)	4	81	(85)	(770)
	22,768	15,040	45,610	(60,650)	22,768
Less treasury stock, at cost	17,205	331	4,800	(5,131)	17,205
Total Stockholders’ Equity	5,563	14,709	40,810	(55,519)	5,563
Total Liabilities and Stockholders’ Equity	$43,527	$15,199	$46,824	$(81,785)	$23,765

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$63	$1	$364	$—	$428
Receivables, net	29	2	3,428	—	3,459
Programming and other inventory	4	3	915	—	922
Prepaid expenses and other current assets	306	27	373	(30)	676
Total current assets	402	33	5,080	(30)	5,485
Property and equipment	41	162	2,961	—	3,164
Less accumulated depreciation and amortization	15	98	1,618	—	1,731
Net property and equipment	26	64	1,343	—	1,433
Programming and other inventory	7	8	1,802	—	1,817
Goodwill	98	62	6,538	—	6,698
Intangible assets	—	—	6,008	—	6,008
Investments in consolidated subsidiaries	41,144	11,685	—	(52,829)	—
Other assets	185	17	2,292	—	2,494
Intercompany	—	2,726	21,772	(24,498)	—
Total Assets	$41,862	$14,595	$44,835	$(77,357)	$23,935
Liabilities and Stockholders’ Equity
Accounts payable	$3	$24	$275	$—	$302
Participants’ share and royalties payable	—	—	999	—	999
Program rights	5	3	396	—	404
Commercial paper	616	—	—	—	616
Current portion of long-term debt	4	—	16	—	20
Accrued expenses and other current liabilities	388	270	1,064	(30)	1,692
Total current liabilities	1,016	297	2,750	(30)	4,033
Long-term debt	6,349	—	127	—	6,476
Other liabilities	3,029	249	3,178	—	6,456
Intercompany	24,498	—	—	(24,498)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	44,041	—	60,894	(60,894)	44,041
Retained earnings (deficit)	(21,931)	14,260	(18,111)	3,851	(21,931)
Accumulated other comprehensive income (loss)	(735)	(3)	81	(78)	(735)
	21,376	14,380	43,580	(57,960)	21,376
Less treasury stock, at cost	14,406	331	4,800	(5,131)	14,406
Total Stockholders’ Equity	6,970	14,049	38,780	(52,829)	6,970
Total Liabilities and Stockholders’ Equity	$41,862	$14,595	$44,835	$(77,357)	$23,935

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(634)	$(201)	$2,229	$—	$1,394
Investing Activities:
Acquisitions, net of cash acquired	—	—	(15)	—	(15)
Capital expenditures	—	(16)	(177)	—	(193)
Investments in and advances to investee companies	—	—	(98)	—	(98)
Proceeds from sale of investments	79	—	2	—	81
Proceeds from dispositions	318	—	67	—	385
Other investing activities	(3)	—	—	—	(3)
Net cash flow provided by (used for) investing activities from continuing operations	394	(16)	(221)	—	157
Net cash flow used for investing activities from discontinued operations	(3)	—	—	—	(3)
Net cash flow provided by (used for) investing activities	391	(16)	(221)	—	154
Financing Activities:
Repayments of short-term debt borrowings, net	(616)	—	—	—	(616)
Proceeds from issuance of senior notes	1,959	—	—	—	1,959
Payment of capital lease obligations	—	—	(17)	—	(17)
Dividends	(300)	—	—	—	(300)
Purchase of Company common stock	(2,813)	—	—	—	(2,813)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(96)	—	—	—	(96)
Proceeds from exercise of stock options	142	—	—	—	142
Excess tax benefit from stock-based compensation	88	—	—	—	88
Increase (decrease) in intercompany payables	2,083	217	(2,300)	—	—
Net cash flow provided by (used for) financing activities	447	217	(2,317)	—	(1,653)
Net increase (decrease) in cash and cash equivalents	204	—	(309)	—	(105)
Cash and cash equivalents at beginning of year	63	1	364	—	428
Cash and cash equivalents at end of year	$267	$1	$55	$—	$323

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(1,107)	$(194)	$2,576	$—	$1,275
Investing Activities:
Acquisitions, net of cash acquired	—	—	(27)	—	(27)
Capital expenditures	—	(27)	(179)	—	(206)
Investments in and advances to investee companies	—	—	(98)	—	(98)
Proceeds from sale of investments	—	—	12	—	12
Proceeds from dispositions	—	—	7	—	7
Other investing activities	(4)	—	—	—	(4)
Net cash flow used for investing activities from continuing operations	(4)	(27)	(285)	—	(316)
Net cash flow used for investing activities from discontinued operations	(29)	—	(256)	—	(285)
Net cash flow used for investing activities	(33)	(27)	(541)	—	(601)
Financing Activities:
Proceeds from short-term debt borrowings, net	141	—	—	—	141
Proceeds from issuance of senior notes	1,728	—	—	—	1,728
Repayment of notes and debentures	(1,146)	—	(6)	—	(1,152)
Payment of capital lease obligations	—	—	(17)	—	(17)
Dividends	(292)	—	—	—	(292)
Purchase of Company common stock	(3,595)	—	—	—	(3,595)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(146)	—	—	—	(146)
Proceeds from exercise of stock options	283	—	—	—	283
Excess tax benefit from stock-based compensation	243	—	—	—	243
Other financing activities	(3)	—	—	—	(3)
Increase (decrease) in intercompany payables	3,921	221	(4,142)	—	—
Net cash flow provided by (used for) financing activities from continuing operations	1,134	221	(4,165)	—	(2,810)
Net cash flow (used for) provided by financing activities from discontinued operations	(11)	—	2,178	—	2,167
Net cash flow provided by (used for) financing activities	1,123	221	(1,987)	—	(643)
Net (decrease) increase in cash and cash equivalents	(17)	—	48	—	31
Cash and cash equivalents at beginning of year (includes $29 of discontinued operations cash)	80	1	316	—	397
Cash and cash equivalents at end of year	$63	$1	$364	$—	$428

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2013
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(934)	$(187)	$2,994	$—	$1,873
Investing Activities:
Acquisitions, net of cash acquired	—	—	(20)	—	(20)
Capital expenditures	—	(27)	(185)	—	(212)
Investments in and advances to investee companies	—	—	(176)	—	(176)
Proceeds from sale of investments	—	1	6	—	7
Proceeds from dispositions	—	—	164	—	164
Other investing activities	23	—	—	—	23
Net cash flow provided by (used for) investing activities from continuing operations	23	(26)	(211)	—	(214)
Net cash flow used for investing activities from discontinued operations	—	—	(58)	—	(58)
Net cash flow provided by (used for) investing activities	23	(26)	(269)	—	(272)
Financing Activities:
Proceeds from short-term debt borrowings, net	475	—	—	—	475
Payment of capital lease obligations	—	—	(17)	—	(17)
Payment of contingent consideration	—	—	(30)	—	(30)
Dividends	(300)	—	—	—	(300)
Purchase of Company common stock	(2,185)	—	—	—	(2,185)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(145)	—	—	—	(145)
Proceeds from exercise of stock options	146	—	—	—	146
Excess tax benefit from stock-based compensation	148	—	—	—	148
Other financing activities	(4)	—	—	—	(4)
Increase (decrease) in intercompany payables	2,602	213	(2,815)	—	—
Net cash flow provided by (used for) financing activities	737	213	(2,862)	—	(1,912)
Net decrease in cash and cash equivalents	(174)	—	(137)	—	(311)
Cash and cash equivalents at beginning of year (includes $21 of discontinued operations cash)	254	1	453	—	708
Cash and cash equivalents at end of year (includes $29 of discontinued operations cash)	$80	$1	$316	$—	$397

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
The Company’s chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s report on internal control over financial reporting and the report of the Company’s independent registered public accounting firm thereon are set forth in Item 8, on pages II- 39 and II - 40, of this report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s directors is contained in the CBS Corporation Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “CBS Corporation's Board of Directors,” “Item 1—Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
The information required by this item with respect to the Company’s executive officers is (i) contained in the Proxy Statement under the headings “Corporate Governance” and "Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) included in Part I of this Form 10-K under the caption “Executive Officers of the Company,” which information is incorporated herein by reference.

Item 11.	Executive Compensation.
The information required by this item is contained in the Proxy Statement under the headings “CBS Corporation’s Board of Directors,” “Director Compensation,” "Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information required by this item is contained in the Proxy Statement under the headings “Related Person Transactions” and “CBS Corporation’s Board of Directors,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is contained in the Proxy Statement under the heading “Fees for Services Provided by the Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

III-1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)
1. Financial Statements.
The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page II-38.
2. Financial Statement Schedules.
The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-38.
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
Leslie Moonves Chairman, President and Chief Executive Officer
Date: February 12, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Leslie Moonves	Chairman, President and Chief Executive Officer (Principal Executive Officer) (Chairman of the Board of Directors)	February 12, 2016
Leslie Moonves

/s/ Joseph R. Ianniello	Chief Operating Officer (Principal Financial Officer)	February 12, 2016
Joseph R. Ianniello

/s/ Lawrence Liding	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2016
Lawrence Liding

*	Director	February 12, 2016
David R. Andelman

*	Director	February 12, 2016
Joseph A. Califano, Jr.

*	Director	February 12, 2016
William S. Cohen

*	Director	February 12, 2016
Gary L. Countryman

	Signature	Title	Date

	*	Director	February 12, 2016
Charles K. Gifford

	*	Director	February 12, 2016
Leonard Goldberg

	*	Director	February 12, 2016
Bruce S. Gordon

	*	Director	February 12, 2016
Linda M. Griego

	*	Director	February 12, 2016
Arnold Kopelson

	*	Director	February 12, 2016
Doug Morris

	*	Director	February 12, 2016
Shari Redstone

	*	Director, Chairman Emeritus	February 12, 2016
Sumner M. Redstone

	*	Director	February 12, 2016
Frederic V. Salerno

*By:	/s/ Lawrence P. Tu		February 12, 2016
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
(iii)
Performance‑Based Restricted Share Units with Time Vesting and Performance Vesting (incorporated by reference to Exhibit 10(c)(v) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*

(iv)
Restricted Share Units with Time Vesting (incorporated by reference to Exhibit 10(c)(vii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*

(d)
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
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010 (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), (as Part B was amended by Amendment No. 4 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), (as Part A was amended by Amendment No. 3 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), (as Part B was amended by Amendment No. 5 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553).*

_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(g)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10‑ K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), (as Part B was amended by Amendment No. 4 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553).*

(h)	Summary of CBS Corporation Compensation for Outside Directors (as of January 28, 2016) (filed herewith).*
(i)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
(j)
Former Viacom Deferred Compensation Plan for Non‑Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10‑K of Former Viacom for the fiscal year ended December 31, 2003) (File No. 001‑09553).*

(k)
CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of January 29, 2015) (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553).*

(l)
CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through January 29, 2014) (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553).*

(m)
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through January 29, 2015) (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553).*

(n)
CBS Corporation 2015 Equity Plan for Outside Directors (effective May 21, 2015) (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2015) (File No. 001-09553).*

(o)
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
(p)
Employment Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), as amended by a Letter Agreement dated February 24, 2015 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2015) (File No. 001-09553).*

(q)
Letter Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves amending and restating the Letter Agreement dated May 2, 2012 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553).*
Certain portions of this exhibit have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.

(r)
Employment Agreement dated as of June 4, 2013 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended June 30, 2013) (File No. 001‑09553).*

(s)
Employment Agreement dated as of June 7, 2013 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended June 30, 2013) (File No. 001‑09553), as amended by a Letter Agreement dated February 6, 2015 (incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553).*

(t)	Employment Agreement dated as of July 1, 2013 between CBS Corporation and Gil Schwartz (filed herewith), as amended by a Letter Agreement dated August 25, 2014 (filed herewith).*
(u)	Employment Agreement dated December 17, 2015 (effective as of July 1, 2016) between CBS Corporation and Gil Schwartz (filed herewith).*
(v)
Employment Agreement dated as of November 11, 2013 between CBS Corporation and Lawrence Tu (incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553).*

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
(x)
CBS Corporation Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553).*

(y)
Amended and Restated $2.5 Billion Credit Agreement, dated as of December 2, 2014, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank AG Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc and Wells Fargo Bank, N.A., as Co‑Documentation Agents (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553).

(z)
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Former Viacom filed December 21, 2005) (File No. 001‑09553).

(aa)
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

CBS CORPORATION AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C					Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses		Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$50	$—	$13		$15	(a)	$15	$63
Year ended December 31, 2014	$60	$—	$9		$—		$19	$50
Year ended December 31, 2013	$62	$—	$14		$—		$16	$60

Valuation allowance on deferred tax assets:
Year ended December 31, 2015	$575	$—	$398	(b)	$—		$54	$919
Year ended December 31, 2014	$634	$1	$36		$—		$96	$575
Year ended December 31, 2013	$240	$—	$450	(c)	$—		$56	$634

Reserves for inventory obsolescence:
Year ended December 31, 2015	$30	$—	$10		$—		$17	$23
Year ended December 31, 2014	$35	$—	$8		$—		$13	$30
Year ended December 31, 2013	$32	$—	$15		$—		$12	$35
(a) Reclassification from long-term to current.
(b) Primarily relates to a valuation allowance for a U.S. capital loss carryforward deferred tax asset that arose from the sale of Internet businesses in China.
(c) Primarily relates to valuation allowances for a capital loss carryforward deferred tax asset in a foreign jurisdiction that arose from the restructuring of foreign operations and net operating loss carryforward deferred tax assets in foreign jurisdictions.

F-1