Form 10-Q
period 2016-03-31
CBS CORP
filed 2016-05-04
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
(212) 975-4321
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding at April 29, 2016:
Class A Common Stock, par value $.001 per share— 37,726,904
Class B Common Stock, par value $.001 per share— 415,313,216

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$3,849	$3,500
Costs and expenses:
Operating	2,356	2,142
Selling, general and administrative	617	588
Depreciation and amortization	64	68
Other operating items, net	(9)	(19)
Total costs and expenses	3,028	2,779
Operating income	821	721
Interest expense	(100)	(93)
Interest income	7	5
Other items, net	(3)	(23)
Earnings before income taxes and equity in loss of investee companies	725	610
Provision for income taxes	(231)	(203)
Equity in loss of investee companies, net of tax	(21)	(13)
Net earnings	$473	$394

Basic net earnings per common share	$1.03	$.79

Diluted net earnings per common share	$1.02	$.78

Weighted average number of common shares outstanding:
Basic	459	498
Diluted	464	506

Dividends per common share	$.15	$.15
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2016	2015
Net earnings	$473	$394
Other comprehensive income, net of tax:
Cumulative translation adjustments	1	(3)
Amortization of net actuarial loss and prior service cost	10	9
Total other comprehensive income, net of tax	11	6
Total comprehensive income	$484	$400
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$411	$323
Receivables, less allowances of $63 (2016 and 2015)	3,678	3,628
Programming and other inventory (Note 3)	822	1,271
Prepaid income taxes	—	101
Prepaid expenses	189	175
Other current assets	434	249
Total current assets	5,534	5,747
Property and equipment	3,248	3,243
Less accumulated depreciation and amortization	1,872	1,838
Net property and equipment	1,376	1,405
Programming and other inventory (Note 3)	2,023	1,957
Goodwill	6,533	6,481
Intangible assets	5,509	5,514
Other assets	2,526	2,661
Total Assets	$23,501	$23,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$196	$192
Accrued compensation	193	315
Participants’ share and royalties payable	987	1,013
Program rights	520	374
Deferred revenues	205	295
Income taxes payable	68	—
Current portion of long-term debt (Note 5)	23	222
Accrued expenses and other current liabilities	1,192	1,149
Total current liabilities	3,384	3,560
Long-term debt (Note 5)	8,226	8,226
Pension and postretirement benefit obligations	1,558	1,575
Deferred income tax liabilities, net	1,562	1,509
Other liabilities	3,220	3,260
Liabilities of discontinued operations	68	72

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Class A Common stock, par value $.001 per share; 375 shares authorized; 38 (2016 and 2015) shares issued	—	—
Class B Common stock, par value $.001 per share; 5,000 shares authorized; 827 (2016) and 826 (2015) shares issued	1	1
Additional paid-in capital	43,990	44,055
Accumulated deficit	(20,045)	(20,518)
Accumulated other comprehensive loss (Note 7)	(759)	(770)
	23,187	22,768
Less treasury stock, at cost; 411 (2016) and 401 (2015) Class B shares	17,704	17,205
Total Stockholders’ Equity	5,483	5,563
Total Liabilities and Stockholders’ Equity	$23,501	$23,765
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net earnings	$473	$394
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	64	68
Stock-based compensation	43	46
Equity in loss of investee companies, net of tax and distributions	22	13
Change in assets and liabilities, net of investing and financing activities	426	(104)
Net cash flow provided by operating activities	1,028	417
Investing Activities:
Acquisitions	(50)	(1)
Capital expenditures	(38)	(17)
Investments in and advances to investee companies	(32)	(39)
Proceeds from dispositions	29	59
Other investing activities	(7)	3
Net cash flow (used for) provided by investing activities from continuing operations	(98)	5
Net cash flow used for investing activities from discontinued operations	—	(3)
Net cash flow (used for) provided by investing activities	(98)	2
Financing Activities:
Repayments of short-term debt borrowings, net	—	(616)
Proceeds from issuance of senior notes	—	1,178
Repayment of senior debentures	(200)	—
Payment of capital lease obligations	(4)	(4)
Dividends	(73)	(80)
Purchase of Company common stock	(533)	(1,049)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(46)	(82)
Proceeds from exercise of stock options	6	80
Excess tax benefit from stock-based compensation	8	57
Net cash flow used for financing activities	(842)	(516)
Net increase (decrease) in cash and cash equivalents	88	(97)
Cash and cash equivalents at beginning of period	323	428
Cash and cash equivalents at end of period	$411	$331
Supplemental disclosure of cash flow information
Cash paid for interest	$158	$117
Cash paid for income taxes	$7	$4
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

Basis of Presentation-The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

Other Operating Items, Net-Other operating items, net for the three months ended March 31, 2016 and 2015 includes gains from the sales of businesses, and for 2016 also includes a multiyear, retroactive impact of a new operating tax.

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 8 million and 5 million stock options and RSUs for the three months ended March 31, 2016 and 2015, respectively.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Weighted average shares for basic EPS	459	498
Dilutive effect of shares issuable under stock-based compensation plans	5	8
Weighted average shares for diluted EPS	464	506

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

Additional Paid-In Capital-For the three months ended March 31, 2016 and 2015, the Company recorded dividends of $69 million and $75 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards
Simplifying the Accounting for Measurement Period Adjustments
During the first quarter of 2016, the Company adopted amended Financial Accounting Standards Board (“FASB”) guidance which eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination when new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date. Under the amended guidance the acquirer is required to recognize such adjustments in the reporting period in which the adjustment amounts are identified. Such adjustments also include the effect on earnings from any changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, as if the change occurred at the acquisition date. The amendment also requires disclosure or separate presentation on the face of the income statement of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.
Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
During the first quarter of 2016, the Company adopted amended FASB guidance which eliminates the concept of extraordinary items. This guidance removes the requirement to assess whether an event or transaction is both unusual in nature and infrequent in occurrence and to separately present any such items on the statement of operations after income from continuing operations. Rather, such items are required to be presented as a separate component of income from continuing operations or disclosed in the notes to the financial statements. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
During the first quarter of 2016, the Company adopted FASB guidance on the accounting for stock-based compensation when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. Under this guidance, such performance target should not be reflected in estimating the grant-date fair value of the award. The Company should begin recognizing compensation cost in the period in which it becomes probable that the performance target will be achieved, for the cumulative amount of compensation cost attributable to the period(s) for which the requisite service has already been rendered. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Recent Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued amended guidance which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits should be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification. The Company expects that the adoption of this guidance will introduce volatility into the Company’s income tax provision, which will be impacted by the timing of employee exercises and changes in the Company’s stock price. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.

Leases
In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

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

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company anticipates that this guidance will result in changes to its revenue recognition and is currently assessing the impact. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
RSUs	$36	$38
Stock options	7	8
Stock-based compensation expense, before income taxes	43	46
Related tax benefit	(17)	(18)
Stock-based compensation expense, net of tax benefit	$26	$28
During the three months ended March 31, 2016, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $45.74. RSUs granted during the first quarter of 2016 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the three months ended March 31, 2016, the Company also granted 2 million stock options with a weighted average exercise price of $45.79. Stock options granted during the first quarter of 2016 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at March 31, 2016 was $286 million, which is expected to be recognized over a weighted average period of 2.7 years. Total unrecognized compensation cost related to unvested stock option awards at March 31, 2016 was $65 million, which is expected to be recognized over a weighted average period of 2.7 years.
3) PROGRAMMING AND OTHER INVENTORY

	At	At
	March 31, 2016	December 31, 2015
Acquired program rights	$1,098	$1,533
Internally produced programming:
Released	1,542	1,261
In process and other	155	392
Publishing, primarily finished goods	50	42
Total programming and other inventory	2,845	3,228
Less current portion	822	1,271
Total noncurrent programming and other inventory	$2,023	$1,957

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of each of CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. Mr. Frederic V. Salerno is a director of CBS Corp. and serves as a director of Viacom Inc. At March 31, 2016, NAI directly or indirectly owned approximately 79.5% of CBS Corp.’s voting Class A Common Stock, and owned approximately 8.6% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $38 million and $46 million for the three months ended March 31, 2016 and 2015, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $7 million and $6 million for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at March 31, 2016 and December 31, 2015.

	At	At
	March 31, 2016	December 31, 2015
Receivables	$115	$115
Other assets (Receivables, noncurrent)	30	38
Total amounts due from Viacom Inc.	$145	$153
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $32 million and $48 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, total amounts due from these joint ventures were $46 million and $48 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	March 31, 2016	December 31, 2015
Senior debt (1.95% - 7.875% due 2016 - 2045) (a)	$8,166	$8,365
Obligations under capital leases	83	83
Total debt	8,249	8,448
Less current portion of long-term debt	23	222
Total long-term debt, net of current portion	$8,226	$8,226
(a) At March 31, 2016 and December 31, 2015, the senior debt balances included (i) a net unamortized discount of $44 million and $45 million, respectively, (ii) unamortized deferred financing costs of $43 million and $44 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $13 million and $14 million, respectively. The face value of the Company’s senior debt was $8.24 billion and $8.44 billion at March 31, 2016 and December 31, 2015, respectively.

During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

Commercial Paper
The Company had no outstanding commercial paper borrowings under its $2.5 billion commercial paper program at March 31, 2016 and December 31, 2015.

Credit Facility
At March 31, 2016, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2016, the Company’s Consolidated Leverage Ratio was approximately 2.4x.

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

The Credit Facility is used for general corporate purposes. At March 31, 2016, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$8	$8	$—	$—
Interest cost	54	52	5	5
Expected return on plan assets	(57)	(65)	—	—
Amortization of actuarial loss (gain) (a)	21	20	(5)	(5)
Net periodic cost	$26	$15	$—	$—
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.
7) STOCKHOLDERS’ EQUITY
During the first quarter of 2016, the Company repurchased 10.3 million shares of its Class B Common Stock under its share repurchase program for $500 million. At March 31, 2016, the Company had $1.50 billion of authorization remaining under its share repurchase program.

During the first quarter of 2016, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, payable on April 1, 2016.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2015	$152	$(922)		$(770)
Other comprehensive income before reclassifications	1	—		1
Reclassifications to net earnings	—	10	(a)	10
Net other comprehensive income	1	10		11
At March 31, 2016	$153	$(912)		$(759)

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2014	$157	$(892)		$(735)
Other comprehensive loss before reclassifications	(3)	—		(3)
Reclassifications to net earnings	—	9	(a)	9
Net other comprehensive income (loss)	(3)	9		6
At March 31, 2015	$154	$(883)		$(729)

(a)	Reflects amortization of net actuarial losses. See Note 6.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $6 million for both the three months ended March 31, 2016 and 2015.
8) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes was $231 million for the three months ended March 31, 2016 and $203 million for the three months ended March 31, 2015, reflecting an effective income tax rate of 31.9% and 33.3%, respectively. The lower tax rate for the three months ended March 31, 2016 includes a higher domestic production deduction resulting from the mix of revenues during the period and a lower effective state tax rate.
9) COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2016, the outstanding letters of credit and surety bonds approximated $110 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2016, the Company had pending approximately 35,040 asbestos claims, as compared with approximately 36,030 as of December 31, 2015 and 40,090 as of March 31, 2015. During the first quarter of 2016, the Company received approximately 1,180 new claims and closed or moved to an inactive docket approximately 2,170 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. In 2014, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $11 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
10) RESTRUCTURING CHARGES
During the year ended December 31, 2015, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $81 million, reflecting $48 million of severance costs and $33 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2014, the Company recorded restructuring charges of $26 million reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations. As of March 31, 2016, the cumulative settlements for the 2015 and 2014 restructuring charges were $67 million, of which $41 million was for

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

severance costs and $26 million was for costs associated with contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2016.

	Balance at	2016	Balance at
	December 31, 2015	Settlements	March 31, 2016
Entertainment	$19	$(6)	$13
Local Broadcasting	34	(8)	26
Corporate	1	—	1
Total	$54	$(14)	$40

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	December 31, 2015
Entertainment	$6	$26	$(13)	$19
Local Broadcasting	10	55	(31)	34
Corporate	2	—	(1)	1
Total	$18	$81	$(45)	$54
11) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At March 31, 2016 and December 31, 2015, the carrying value of the Company’s senior debt was $8.17 billion and $8.37 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $8.96 billion and $8.78 billion, respectively.

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

At March 31, 2016 and December 31, 2015, the notional amount of all foreign exchange contracts was $340 million and $291 million, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2016	2015	Financial Statement Account
Non-designated foreign exchange contracts	$(6)	$13	Other items, net

Designated interest rate swaps (a)	$—	$2	Interest expense
(a) The gain during the three months ended March 31, 2015 related to interest rate swaps that were settled during 2015.

The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$9	$—	$9
Total Assets	$—	$9	$—	$9
Liabilities:
Deferred compensation	$—	$313	$—	$313
Foreign currency hedges	—	7	—	7
Total Liabilities	$—	$320	$—	$320

At December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$13	$—	$13
Total Assets	$—	$13	$—	$13
Liabilities:
Deferred compensation	$—	$312	$—	$312
Total Liabilities	$—	$312	$—	$312
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

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Entertainment	$2,587	$2,261
Cable Networks	525	539
Publishing	145	145
Local Broadcasting	649	596
Corporate/Eliminations	(57)	(41)
Total Revenues	$3,849	$3,500
Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended
	March 31,
	2016	2015
Intercompany Revenues:
Entertainment	$61	$40
Local Broadcasting	3	3
Total Intercompany Revenues	$64	$43

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding restructuring charges, impairment charges, and other operating items, net, if any, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended
	March 31,
	2016	2015
Segment Operating Income (Loss):
Entertainment	$449	$346
Cable Networks	228	251
Publishing	13	12
Local Broadcasting	206	161
Corporate	(84)	(68)
Total Segment Operating Income	812	702
Other operating items, net (a)	9	19
Operating income	821	721
Interest expense	(100)	(93)
Interest income	7	5
Other items, net	(3)	(23)
Earnings before income taxes and equity in loss of investee companies	725	610
Provision for income taxes	(231)	(203)
Equity in loss of investee companies, net of tax	(21)	(13)
Net earnings	$473	$394
(a) Other operating items, net includes gains from the sales of Internet businesses in China for the three months ended March 31, 2016 and 2015, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

	Three Months Ended
	March 31,
	2016	2015
Depreciation and Amortization:
Entertainment	$30	$32
Cable Networks	6	6
Publishing	1	1
Local Broadcasting	19	21
Corporate	8	8
Total Depreciation and Amortization	$64	$68

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Stock-based Compensation:
Entertainment	$15	$16
Cable Networks	3	3
Publishing	1	1
Local Broadcasting	7	7
Corporate	17	19
Total Stock-based Compensation	$43	$46

	Three Months Ended
	March 31,
	2016	2015
Capital Expenditures:
Entertainment	$13	$8
Cable Networks	2	1
Publishing	3	—
Local Broadcasting	11	7
Corporate	9	1
Total Capital Expenditures	$38	$17

	At	At
	March 31, 2016	December 31, 2015
Assets:
Entertainment	$10,888	$10,910
Cable Networks	2,405	2,369
Publishing	809	880
Local Broadcasting	9,013	9,105
Corporate	361	476
Discontinued operations	25	25
Total Assets	$23,501	$23,765

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

	Statement of Operations
	For the Three Months Ended March 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$47	$3	$3,799	$—	$3,849
Costs and expenses:
Operating	17	1	2,338	—	2,356
Selling, general and administrative	21	66	530	—	617
Depreciation and amortization	1	5	58	—	64
Other operating items, net	—	—	(9)	—	(9)
Total costs and expenses	39	72	2,917	—	3,028
Operating income (loss)	8	(69)	882	—	821
Interest (expense) income, net	(124)	(104)	135	—	(93)
Other items, net	(1)	(10)	8	—	(3)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(117)	(183)	1,025	—	725
Benefit (provision) for income taxes	37	59	(327)	—	(231)
Equity in earnings (loss) of investee companies, net of tax	553	260	(21)	(813)	(21)
Net earnings	$473	$136	$677	$(813)	$473
Total comprehensive income	$484	$140	$679	$(819)	$484

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended March 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$31	$3	$3,466	$—	$3,500
Costs and expenses:
Operating	16	1	2,125	—	2,142
Selling, general and administrative	12	61	515	—	588
Depreciation and amortization	1	5	62	—	68
Other operating items, net	—	—	(19)	—	(19)
Total costs and expenses	29	67	2,683	—	2,779
Operating income (loss)	2	(64)	783	—	721
Interest (expense) income, net	(115)	(98)	125	—	(88)
Other items, net	(1)	11	(33)	—	(23)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(114)	(151)	875	—	610
Benefit (provision) for income taxes	37	49	(289)	—	(203)
Equity in earnings (loss) of investee companies, net of tax	471	315	(13)	(786)	(13)
Net earnings	$394	$213	$573	$(786)	$394
Total comprehensive income	$400	$220	$580	$(800)	$400

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At March 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$170	$1	$240	$—	$411
Receivables, net	25	2	3,651	—	3,678
Programming and other inventory	4	3	815	—	822
Prepaid expenses and other current assets	30	23	599	(29)	623
Total current assets	229	29	5,305	(29)	5,534
Property and equipment	45	181	3,022	—	3,248
Less accumulated depreciation and amortization	22	123	1,727	—	1,872
Net property and equipment	23	58	1,295	—	1,376
Programming and other inventory	5	8	2,010	—	2,023
Goodwill	98	62	6,373	—	6,533
Intangible assets	—	—	5,509	—	5,509
Investments in consolidated subsidiaries	43,302	13,036	—	(56,338)	—
Other assets	159	12	2,355	—	2,526
Intercompany	—	2,100	24,847	(26,947)	—
Total Assets	$43,816	$15,305	$47,694	$(83,314)	$23,501
Liabilities and Stockholders’ Equity
Accounts payable	$1	$3	$192	$—	$196
Participants’ share and royalties payable	—	—	987	—	987
Program rights	3	4	513	—	520
Current portion of long-term debt	7	—	16	—	23
Accrued expenses and other current liabilities	332	201	1,154	(29)	1,658
Total current liabilities	343	208	2,862	(29)	3,384
Long-term debt	8,113	—	113	—	8,226
Other liabilities	2,930	248	3,230	—	6,408
Intercompany	26,947	—	—	(26,947)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,990	—	60,894	(60,894)	43,990
Retained earnings (deficit)	(20,045)	15,049	(15,404)	355	(20,045)
Accumulated other comprehensive income (loss)	(759)	8	83	(91)	(759)
	23,187	15,180	46,289	(61,469)	23,187
Less treasury stock, at cost	17,704	331	4,800	(5,131)	17,704
Total Stockholders’ Equity	5,483	14,849	41,489	(56,338)	5,483
Total Liabilities and Stockholders’ Equity	$43,816	$15,305	$47,694	$(83,314)	$23,501

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Three Months Ended March 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(157)	$(103)	$1,288	$—	$1,028
Investing Activities:
Acquisitions	—	—	(50)	—	(50)
Capital expenditures	—	(9)	(29)	—	(38)
Investments in and advances to investee companies	—	—	(32)	—	(32)
Proceeds from dispositions	(2)	—	31	—	29
Other investing activities	(7)	—	—	—	(7)
Net cash flow used for investing activities	(9)	(9)	(80)	—	(98)
Financing Activities:
Repayment of senior debentures	(200)	—	—	—	(200)
Payment of capital lease obligations	—	—	(4)	—	(4)
Dividends	(73)	—	—	—	(73)
Purchase of Company common stock	(533)	—	—	—	(533)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(46)	—	—	—	(46)
Proceeds from exercise of stock options	6	—	—	—	6
Excess tax benefit from stock-based compensation	8	—	—	—	8
Increase (decrease) in intercompany payables	907	112	(1,019)	—	—
Net cash flow provided by (used for) financing activities	69	112	(1,023)	—	(842)
Net (decrease) increase in cash and cash equivalents	(97)	—	185	—	88
Cash and cash equivalents at beginning of period	267	1	55	—	323
Cash and cash equivalents at end of period	$170	$1	$240	$—	$411

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Three Months Ended March 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(117)	$(137)	$671	$—	$417
Investing Activities:
Acquisitions	—	—	(1)	—	(1)
Capital expenditures	—	(1)	(16)	—	(17)
Investments in and advances to investee companies	—	—	(39)	—	(39)
Proceeds from dispositions	—	—	59	—	59
Other investing activities	3	—	—	—	3
Net cash flow provided by (used for) investing activities from continuing operations	3	(1)	3	—	5
Net cash flow used for investing activities from discontinued operations	(3)	—	—	—	(3)
Net cash flow (used for) provided by investing activities	—	(1)	3	—	2
Financing Activities:
Repayments of short-term debt borrowings, net	(616)	—	—	—	(616)
Proceeds from issuance of senior notes	1,178	—	—	—	1,178
Payment of capital lease obligations	—	—	(4)	—	(4)
Dividends	(80)	—	—	—	(80)
Purchase of Company common stock	(1,049)	—	—	—	(1,049)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(82)	—	—	—	(82)
Proceeds from exercise of stock options	80	—	—	—	80
Excess tax benefit from stock-based compensation	57	—	—	—	57
Increase (decrease) in intercompany payables	729	138	(867)	—	—
Net cash flow provided by (used for) financing activities	217	138	(871)	—	(516)
Net increase (decrease) in cash and cash equivalents	100	—	(197)	—	(97)
Cash and cash equivalents at beginning of period	63	1	364	—	428
Cash and cash equivalents at end of period	$163	$1	$167	$—	$331

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of CBS Corporation (the “Company” or “CBS Corp.”) should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015.

Overview

Business overview and strategy
The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television and radio stations, Internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company continues to increase its investment in both Company-owned and acquired premium content to enhance its opportunities for revenue growth, which include exhibiting the Company’s content on digital and other platforms through licensing and subscription services, including the Company’s owned digital streaming services; expanding the distribution of its content internationally; securing compensation from multichannel video programming distributors (“MVPDs”) and television stations affiliated with the CBS Television Network; and further monetizing delayed viewing. The Company believes that its increased investment in premium content will also enable it to stay ahead of changes in the media and entertainment industry, including new distribution platforms and changes in programming packages offered to consumers.

During the first quarter of 2016 the Company announced that it will begin to explore strategic options to separate its radio business.

Operational highlights - First quarter 2016 vs. 2015

Consolidated results of operations			Increase/(Decrease)
Three Months Ended March 31,	2016	2015	$	%
Revenues	$3,849	$3,500	$349	10%
Operating income	$821	$721	$100	14%
Adjusted operating income (a)	$812	$702	$110	16%
Net earnings	$473	$394	$79	20%
Adjusted net earnings (a)	$474	$391	$83	21%
Diluted EPS	$1.02	$.78	$.24	31%
Adjusted diluted EPS (a)	$1.02	$.77	$.25	32%
(a) See page 29 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).

For the three months ended March 31, 2016, the Company reported record quarterly profits, reflecting the benefit from the CBS Television Network’s broadcast of Super Bowl 50, strong demand for network advertising, and continued growth in affiliate and subscription fees.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended March 31, 2016, the 10% increase in revenues was driven by 31% growth in advertising revenues, reflecting the broadcast of Super Bowl 50; 12% growth in underlying network advertising; and the broadcast of additional National Football League (“NFL”) games on CBS as 2016 included two more regular season Sunday games and one additional playoff game compared to 2015. Affiliate and subscription fee revenues increased 15%, driven by 42% growth in station affiliation fees and retransmission revenues, as well as revenues from new digital distribution platforms. Content licensing and distribution revenues declined 29%, reflecting the timing of domestic and international television licensing sales compared to the first quarter of 2015 which included significant domestic licensing sales of NCIS and CSI.

Operating income grew 14% and diluted earnings per share (“EPS”) increased 31% from the first quarter of 2015 primarily driven by the higher revenues. The EPS comparison also benefited from lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.

The Company generated operating cash flow of $1.03 billion for the three months ended March 31, 2016 compared with $417 million for the three months ended March 31, 2015. Free cash flow for the three months ended March 31, 2016 was $990 million compared with $400 million for the same prior-year period. These increases were primarily driven by growth in underlying advertising revenues and affiliate and subscription fees. The cash flow increases also reflect the benefit from additional NFL games broadcast on CBS in 2016, including Super Bowl 50, while the related programming rights are paid to the NFL in other periods. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on page 39 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Share repurchases
During the first quarter of 2016, the Company repurchased 10.3 million shares of its Class B Common Stock under its share repurchase program for $500 million. As of March 31, 2016, the Company had $1.50 billion of authorization remaining on its share repurchase program.

Debt
During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
The first quarter of 2016 and 2015 each included discrete items that were not part of the normal course of operations. The following tables present adjusted operating income, adjusted net earnings, and adjusted diluted EPS, which exclude the impact of these discrete items. These adjusted results are non-GAAP financial measures, which are reconciled below to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Operating income	$821	$721	$100	14%
Exclude:
Other operating items, net (a)	(9)	(19)
Adjusted operating income	$812	$702	$110	16%

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Net earnings	$473	$394	$79	20%
Exclude:
Other operating items, net (net of tax of $4 million in 2016 and $16 million in 2015) (a)	(5)	(3)
Write-down of an equity investment	6	—
Adjusted net earnings	$474	$391	$83	21%

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Diluted EPS	$1.02	$.78	$.24	31%
Exclude:
Other operating items, net (a)	(.01)	(.01)
Write-down of an equity investment	.01	—
Adjusted diluted EPS	$1.02	$.77	$.25	32%
(a) Other operating items, net includes gains from the sales of Internet businesses in China for the three months ended March 31, 2016 and 2015, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2016		2015		$	%
Advertising	$2,342	61%	$1,784	51%	$558	31%
Content licensing and distribution	729	19	1,028	29	(299)	(29)
Affiliate and subscription fees	722	19	628	18	94	15
Other	56	1	60	2	(4)	(7)
Total Revenues	$3,849	100%	$3,500	100%	$349	10%
Advertising
For the three months ended March 31, 2016, the 31% increase in advertising revenues was driven by additional NFL games broadcast on CBS in 2016 and 12% growth in underlying network advertising as a result of strong demand in the scatter market. The additional NFL games in 2016 included the Super Bowl, which is broadcast on the CBS Television Network once every three years through 2022 under the current contract; two regular season Sunday games; and one playoff game. These increases were partially offset by the impact from the sales of Internet businesses in China during 2015. In the second half of 2016 advertising revenues are expected to benefit from higher political spending associated with the U.S. presidential election. For the second quarter of 2016, advertising revenue comparisons will also be impacted by the absence of the broadcast of the finals of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which was broadcast by Turner Broadcasting Systems (“Turner”) in 2016. Under the rights agreement with the NCAA, CBS and Turner alternate broadcasting both the semifinals and finals of the NCAA Tournament, with these games being broadcast by CBS in 2017. During March 2016, the Company and Turner extended their rights agreement for the NCAA Tournament with the NCAA, which previously went through 2024, for an additional eight years through 2032.

Content licensing and distribution
For the three months ended March 31, 2016, the 29% decrease in content licensing and distribution revenues reflects the timing of domestic and international television licensing sales. The first quarter of 2015 included significant domestic licensing sales of NCIS and CSI and the initial benefit from a significant multiyear licensing agreement with Bell Media in Canada for Showtime original series. For the remainder of 2016, the content and licensing distribution revenue comparison will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.

Affiliate and subscription fees
For the three months ended March 31, 2016, the 15% increase in affiliate and subscription fees reflects growth in station affiliation fees, retransmission revenues, and revenues from new digital distribution platforms. The affiliate and subscription fees revenue comparison for the second quarter of 2016 will be impacted by the benefit to 2015 from Showtime Networks’ distribution of a significant pay-per-view boxing event. Over the next few years the Company expects to renew a significant portion of its agreements with station affiliates and MVPDs. This, along with the Company’s new digital distribution initiatives, including CBS All Access and Showtime’s digital streaming

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

subscription offering, are expected to result in continued growth in affiliate and subscription fees over the next several years.

International Revenues
The Company generated approximately 11% and 16% of its total revenues from international regions for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended March 31,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2016		2015		$	%
Programming	$1,113	47%	$832	39%	$281	34%
Production	675	29	657	31	18	3
Participation, distribution and royalty	212	9	302	14	(90)	(30)
Other	356	15	351	16	5	1
Total Operating Expenses	$2,356	100%	$2,142	100%	$214	10%
For the three months ended March 31, 2016, the 34% increase in programming expenses was primarily driven by increased sports programming costs associated with the previously mentioned additional NFL games broadcast on CBS in 2016, including the broadcast of Super Bowl 50. The Super Bowl is broadcast on CBS once every three years through 2022 under the current contract with the NFL. The higher sports programming costs were partially offset by lower costs for acquired television series as a result of a shift to a higher mix of internally developed television series.

For the three months ended March 31, 2016, the 3% increase in production expenses was the result of increased costs associated with the Super Bowl production in 2016 and an increased investment in internally developed television series, partially offset by lower costs associated with the timing of television licensing revenues.

For the three months ended March 31, 2016, the 30% decrease in participation, distribution and royalty costs primarily reflects lower participations and residuals associated with the timing of television licensing revenues.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
		% of		% of	Increase/(Decrease)
	2016	Revenues	2015	Revenues	$	%
Selling, general and administrative expenses	$617	16%	$588	17%	$29	5%
Selling, general and administrative expenses (“SG&A”) include expenses incurred for selling and marketing costs, occupancy and back office support. For the three months ended March 31, 2016, the 5% increase in SG&A expenses primarily reflects higher pension and other employee-related costs as well as higher advertising costs associated with the timing of series premieres on Showtime.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation and Amortization

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Depreciation and amortization	$64	$68	$(4)	(6)%
For the three months ended March 31, 2016, the 6% decrease in depreciation and amortization was the result of intangibles and property and equipment that became fully amortized, as well as the sales of Internet businesses in China during 2015.

Other operating items, net
For the three months ended March 31, 2016 and 2015, other operating items, net includes gains from the sales of Internet businesses in China, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

Interest expense/income

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Interest expense	$(100)	$(93)	$7	8%
Interest income	$7	$5	$2	40%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of March 31, 2016 and 2015:

	At March 31,
		Weighted Average		Weighted Average
	2016	Interest Rate	2015	Interest Rate
Total long-term debt	$8,166	4.61%	$7,619	4.75%

Other Items, Net

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Other items, net	$(3)	$(23)	$20	87%
Other items, net for the three months ended March 31, 2016 and 2015 primarily consists of foreign exchange losses.
Provision for Income Taxes

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Tax provision	$231	$203	$28	14%
Effective tax rate	31.9%	33.3%
The provision for income taxes represents federal, state and local, and foreign taxes on earnings before income taxes and equity in loss of investee companies. The lower tax rate for the three months ended March 31, 2016 includes a higher domestic production deduction resulting from the mix of revenues during the period and a lower effective state tax rate.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Equity in loss of investee companies, net of tax	$(21)	$(13)	$8	62%
For the three months ended March 31, 2016, equity in loss of investee companies, net of tax includes a $6 million write-down of an international television joint venture to its fair value.

Net Earnings and Diluted EPS

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Net earnings	$473	$394	$79	20%
Diluted EPS	$1.02	$.78	$.24	31%
For the three months ended March 31, 2016, the 20% increase in net earnings and the 31% increase in diluted EPS was driven by higher operating income. The increase in diluted EPS also reflects lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.
Segment Results of Operations
The Company presents operating income (loss) excluding restructuring charges, impairment charges, and other operating items, net, if any, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings is presented in Note 12 (Reportable Segments) to the consolidated financial statements.

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2016		2015		$	%
Entertainment	$2,587	67%	$2,261	65%	$326	14%
Cable Networks	525	14	539	15	(14)	(3)
Publishing	145	4	145	4	—	—
Local Broadcasting	649	17	596	17	53	9
Corporate/Eliminations	(57)	(2)	(41)	(1)	(16)	(39)
Total Revenues	$3,849	100%	$3,500	100%	$349	10%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
		% of Total Segment Operating Income		% of Total Segment Operating Income

					Increase/(Decrease)
	2016		2015		$	%
Segment Operating Income (Loss):
Entertainment	$449	55%	$346	49%	$103	30%
Cable Networks	228	28	251	36	(23)	(9)
Publishing	13	2	12	2	1	8
Local Broadcasting	206	25	161	23	45	28
Corporate	(84)	(10)	(68)	(10)	(16)	(24)
Total Segment Operating Income	812	100%	702	100%	110	16
Other operating items, net	9		19		(10)	(53)
Total Operating Income	$821		$721		$100	14%

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Depreciation and Amortization:
Entertainment	$30	$32	$(2)	(6)%
Cable Networks	6	6	—	—
Publishing	1	1	—	—
Local Broadcasting	19	21	(2)	(10)
Corporate	8	8	—	—
Total Depreciation and Amortization	$64	$68	$(4)	(6)%
Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, CBS Interactive and CBS Films)

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$2,587	$2,261	$326	14%
Segment Operating Income	$449	$346	$103	30%
Segment Operating Income as a % of revenues	17%	15%	n/m	n/m
Depreciation and amortization	$30	$32	$(2)	(6)%
Capital expenditures	$13	$8	$5	63%
n/m - not meaningful
Three Months Ended March 31, 2016 and 2015
For the three months ended March 31, 2016, the 14% increase in revenues reflects 49% growth in advertising revenues for the CBS Television Network, driven by the broadcast of Super Bowl 50; 12% growth in underlying advertising; and additional NFL games broadcast on CBS, as 2016 included two more regular season Sunday games and one additional playoff game compared to 2015. Additionally, affiliate and subscription fees grew 67% for the first quarter. These increases were partially offset by lower content licensing and distribution revenues due to timing, as the first quarter of 2015 benefited from significant domestic licensing sales of NCIS and CSI. The revenue comparison was also impacted by the sales of Internet businesses in China during 2015.
For the three months ended March 31, 2016, the 30% increase in operating income was primarily driven by the aforementioned growth in revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the second quarter of 2016, advertising revenue comparisons will also be impacted by the absence of the broadcast of the finals of the NCAA Tournament, which was broadcast by Turner in 2016. Under the rights agreement with the NCAA, CBS and Turner alternate broadcasting both the semifinals and finals of the NCAA Tournament, with these games being broadcast by CBS in 2017. During March 2016, the Company and Turner extended their rights agreement for the NCAA Tournament with the NCAA, which previously went through 2024, for an additional eight years through 2032.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$525	$539	$(14)	(3)%
Segment Operating Income	$228	$251	$(23)	(9)%
Segment Operating Income as a % of revenues	43%	47%	n/m	n/m
Depreciation and amortization	$6	$6	$—	—%
Capital expenditures	$2	$1	$1	100%
n/m - not meaningful
Three Months Ended March 31, 2016 and 2015
For the three months ended March 31, 2016, the 3% decrease in revenues was driven by the timing of international licensing sales of Showtime original series as the first quarter of 2015 included the initial benefit from a significant multiyear licensing agreement with Bell Media in Canada. The decline was partially offset by growth in revenues from new digital distribution platforms. As of March 31, 2016 subscriptions totaled 78 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 55 million for CBS Sports Network and 34 million for Smithsonian Networks.
For the three months ended March 31, 2016, the 9% decrease in operating income primarily reflects lower international licensing revenues as well as incremental costs associated with the 2016 series premiere of Billions on Showtime.
Publishing (Simon & Schuster)

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$145	$145	$—	—%
Segment Operating Income	$13	$12	$1	8%
Segment Operating Income as a % of revenues	9%	8%	n/m	n/m
Depreciation and amortization	$1	$1	$—	—%
Capital expenditures	$3	$—	$3	n/m
n/m - not meaningful
Three Months Ended March 31, 2016 and 2015
For the three months ended March 31, 2016, revenues remained flat. Digital revenues represented 28% of Publishing’s total revenues for the first quarter of 2016. Best-selling titles in the first quarter of 2016 included Lady Midnight: The Dark Artifices by Cassandra Clare and As Time Goes By by Mary Higgins Clark.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended March 31, 2016, the $1 million increase in operating income reflects lower production and selling costs.
Local Broadcasting (CBS Television Stations and CBS Radio)

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$649	$596	$53	9%
Segment Operating Income	$206	$161	$45	28%
Segment Operating Income as a % of revenues	32%	27%	n/m	n/m
Depreciation and amortization	$19	$21	$(2)	(10)%
Capital expenditures	$11	$7	$4	57%
n/m - not meaningful
Three Months Ended March 31, 2016 and 2015
For the three months ended March 31, 2016, the 9% increase in revenues was the result of 18% growth at CBS Television Stations, reflecting the broadcast of Super Bowl 50 on CBS, higher political advertising sales, and growth in retransmission revenues. These increases were partially offset by lower radio revenues, which decreased 2%.
For the three months ended March 31, 2016, the 28% increase in operating income reflects the revenue growth and lower expenses, as a result of cost-cutting measures the Company put in place in 2015.
In the second half of 2016, local advertising revenues are expected to benefit from higher political spending associated with the U.S. presidential election.

Corporate

	Three Months Ended March 31,
			Increase/(Decrease)
	2016	2015	$	%
Segment Operating Loss	$(84)	$(68)	$(16)	(24)%
Depreciation and amortization	$8	$8	$—	—%
Capital expenditures (a)	$9	$1	$8	n/m
n/m - not meaningful
(a) Primarily reflects the timing of capital projects.
Three Months Ended March 31, 2016 and 2015
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended March 31, 2016, the increase in corporate expenses of 24% primarily reflects higher pension and other employee-related costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financial Position

	At	At	Increase/(Decrease)
	March 31, 2016	December 31, 2015	$	%
Current assets:
Cash and cash equivalents	$411	$323	$88	27%
Receivables, net	3,678	3,628	50	1
Programming and other inventory (a)	822	1,271	(449)	(35)
Other current assets (b)	434	249	185	74
All other current assets, net	189	276	(87)	(32)
Total current assets	$5,534	$5,747	$(213)	(4)%
(a) The decrease reflects the expensing of prepaid sports program rights.
(b) The increase primarily reflects amounts collectible on behalf of Turner under the rights agreement with the NCAA for the NCAA Tournament. In connection with this agreement, the Company collects all television advertising receivables, including those generated by Turner.

	At	At	Increase/(Decrease)
	March 31, 2016	December 31, 2015	$	%
Other assets (a)	$2,526	$2,661	$(135)	(5)%
(a) The decrease primarily reflects lower long-term receivables associated with revenues from television licensing agreements.

	At	At	Increase/(Decrease)
	March 31, 2016	December 31, 2015	$	%
Current liabilities:
Accounts payable	$196	$192	$4	2%
Accrued compensation (a)	193	315	(122)	(39)
Program rights (b)	520	374	146	39
Current portion of long-term debt (c)	23	222	(199)	(90)
All other current liabilities, net	2,452	2,457	(5)	—
Total current liabilities	$3,384	$3,560	$(176)	(5)%
(a) The decrease is primarily due to the timing of payments.
(b) The increase primarily reflects the timing of payments under the rights agreement with Turner and the NCAA for the NCAA Tournament.
(c) The decrease was primarily the result of the repayment of $200 million of outstanding senior debentures upon maturity in January 2016.

Cash Flows
The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2016	2015	Increase/(Decrease)
Cash provided by operating activities	$1,028	$417	$611
Cash (used for) provided by investing activities from:
Continuing operations	(98)	5	(103)
Discontinued operations	—	(3)	3
Cash (used for) provided by investing activities	(98)	2	(100)
Cash used for financing activities	(842)	(516)	(326)
Net increase (decrease) in cash and cash equivalents	$88	$(97)	$185

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Activities. For the three months ended March 31, 2016, the increase in cash provided by operating activities primarily resulted from growth in underlying advertising revenues and affiliate and subscription fees. The increase also reflects the benefit from additional NFL games broadcast on CBS in 2016, including Super Bowl 50, while the related programming rights are paid to the NFL in other periods.

Cash paid for income taxes for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Cash taxes included in operating activities	$15	$61
Excess tax benefits from the exercise of stock options and vesting of restricted stock units, included in financing activities	(8)	(57)
Cash paid for income taxes	$7	$4
Investing Activities

	Three Months Ended March 31,
	2016	2015
Acquisitions (a)	$(50)	$(1)
Capital expenditures (b)	(38)	(17)
Investments in and advances to investee companies (c)	(32)	(39)
Proceeds from dispositions (d)	29	59
Other investing activities	(7)	3
Cash flow (used for) provided by investing activities from continuing operations	(98)	5
Cash flow used for investing activities from discontinued operations	—	(3)
Cash flow (used for) provided by investing activities	$(98)	$2
(a) The three months ended March 31, 2016, reflects the acquisition of a sports-focused digital media business.
(b) Primarily reflects the timing of capital projects. Capital expenditures for the full year 2016 are expected to be at a similar level as the prior three years, which ranged from $193 million to $212 million.
(c) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(d) Primarily reflects sales of Internet businesses in China.

Financing Activities

	Three Months Ended March 31,
	2016	2015
Repurchase of CBS Corp. Class B Common Stock	$(533)	$(1,049)
Repayments of short-term debt borrowings, net	—	(616)
Proceeds from issuance of senior notes	—	1,178
Repayment of senior debentures	(200)	—
Dividends	(73)	(80)
Proceeds from exercise of stock options	6	80
All other financing activities, net	(42)	(29)
Cash flow used for financing activities	$(842)	$(516)

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Three Months Ended
	March 31,
	2016	2015
Net cash flow provided by operating activities	$1,028	$417
Capital expenditures	(38)	(17)
Free cash flow	$990	$400

Repurchase of Company Stock and Cash Dividends
During the first quarter of 2016, the Company repurchased 10.3 million shares of its Class B Common Stock under its share repurchase program for $500 million. At March 31, 2016, the Company had $1.50 billion of authorization remaining under its share repurchase program. The Company expects to complete the share repurchase program by the end of 2016. This timing is subject to market and business conditions, and remains at the discretion of management. These repurchases are expected to be funded by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the first quarter of 2016, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, payable on April 1, 2016.

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	March 31, 2016	December 31, 2015
Senior debt (1.95% – 7.875% due 2016 – 2045) (a)	$8,166	$8,365
Obligations under capital leases	83	83
Total debt	8,249	8,448
Less current portion of long-term debt	23	222
Total long-term debt, net of current portion	$8,226	$8,226
(a) At March 31, 2016 and December 31, 2015, the senior debt balances included (i) a net unamortized discount of $44 million and $45 million, respectively, (ii) unamortized deferred financing costs of $43 million and $44 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $13 million and $14 million, respectively. The face value of the Company’s senior debt was $8.24 billion and $8.44 billion at March 31, 2016 and December 31, 2015, respectively.

During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

Commercial Paper
The Company had no outstanding commercial paper borrowings under its $2.5 billion commercial paper program at March 31, 2016 and December 31, 2015. The Company’s commercial paper borrowings fluctuate based on the timing of the Company’s cash requirements for its operating, investing and financing needs as well as the cash flows generated to meet these needs.
Credit Facility
At March 31, 2016, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2016, the Company’s Consolidated Leverage Ratio was approximately 2.4x.

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

The Credit Facility is used for general corporate purposes. At March 31, 2016, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at March 31, 2016; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Funding for the Company’s long-term debt obligations due over the next five years of $2.10 billion is expected to come from the Company’s ability to refinance its debt and cash generated from operating activities.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2016, the Company had pending approximately 35,040 asbestos claims, as compared with approximately 36,030 as of December 31, 2015 and 40,090 as of March 31, 2015. During the first quarter of 2016, the Company received approximately 1,180 new claims and closed or moved to an inactive docket approximately 2,170 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

settlement and defense of asbestos claims by approximately $5 million. In 2014, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $11 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Related Parties
See Note 4 to the consolidated financial statements.
Recent Pronouncements and Adoption of New Accounting Standards
See Note 1 to the consolidated financial statements.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for a discussion of the Company’s critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company’s programming; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the ability to achieve the separation of the Company’s radio business on terms that the Company finds acceptable; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s programming; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
The following updates the corresponding risk factor included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, based on the Company’s most recent annual impairment tests for goodwill and FCC licenses performed during the fourth quarter of 2015, the estimated fair value of the Company’s CBS Radio reporting unit exceeded its carrying value by less than 1%, the carrying value of FCC licenses in eighteen radio markets was equal to their respective fair values, and the carrying value of FCC licenses in four radio markets was within 10% of their respective estimated fair values. Any downward revisions to the estimated fair value of the CBS Radio reporting unit and/or these FCC licenses could cause the estimated fair value to fall below their respective carrying values, which could result in a noncash impairment charge. Any impairment charge for goodwill and/or FCC licenses could have a material adverse effect on the Company’s reported net earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases to such amount have been approved and announced, including most recently a $3.0 billion increase to the amount available under such program on August 7, 2014. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended March 31, 2016.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
January 1, 2016 - January 31, 2016	3.0	$46.26	3.0	$1,862
February 1, 2016 - February 29, 2016	3.5	$46.00	3.5	$1,702
March 1, 2016 - March 31, 2016	3.8	$52.93	3.8	$1,502
Total	10.3	$48.63	10.3	$1,502

Item 6.	Exhibits.

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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
(a)
Employment Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), as amended by a Letter Agreement dated February 24, 2015 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2015) (File No. 001-09553), as amended by a Letter Agreement dated February 26, 2016 (filed herewith).

	(b)	Summary of Compensation for Sumner M. Redstone, Chairman Emeritus (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

CBS CORPORATION (Registrant)

Date: May 4, 2016	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: May 4, 2016	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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
(a)
Employment Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), as amended by a Letter Agreement dated February 24, 2015 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2015) (File No. 001-09553), as amended by a Letter Agreement dated February 26, 2016 (filed herewith).

	(b)	Summary of Compensation for Sumner M. Redstone, Chairman Emeritus (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.