Form 10-Q
period 2016-06-30
CBS CORP
filed 2016-07-28
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding at July 25, 2016:
Class A Common Stock, par value $.001 per share— 37,726,904
Class B Common Stock, par value $.001 per share— 406,874,849

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$3,287	$3,219	$7,136	$6,719
Costs and expenses:
Operating	1,861	1,907	4,217	4,049
Selling, general and administrative	630	605	1,247	1,193
Depreciation and amortization	63	66	127	134
Restructuring charges (Note 10)	—	55	—	55
Other operating items, net	—	—	(9)	(19)
Total costs and expenses	2,554	2,633	5,582	5,412
Operating income	733	586	1,554	1,307
Interest expense	(100)	(94)	(200)	(187)
Interest income	8	7	15	12
Other items, net	(4)	4	(7)	(19)
Earnings before income taxes and equity in loss of investee companies	637	503	1,362	1,113
Provision for income taxes	(205)	(165)	(436)	(368)
Equity in loss of investee companies, net of tax	(9)	(6)	(30)	(19)
Net earnings	$423	$332	$896	$726

Basic net earnings per common share	$.94	$.68	$1.97	$1.47

Diluted net earnings per common share	$.93	$.67	$1.95	$1.45

Weighted average number of common shares outstanding:
Basic	451	490	455	494
Diluted	455	495	459	500

Dividends per common share	$.15	$.15	$.30	$.30
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$423	$332	$896	$726
Other comprehensive income, net of tax:
Cumulative translation adjustments	—	2	1	(1)
Amortization of net actuarial loss and prior service cost	9	9	19	18
Total other comprehensive income, net of tax	9	11	20	17
Total comprehensive income	$432	$343	$916	$743
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$176	$323
Receivables, less allowances of $66 (2016) and $63 (2015)	3,243	3,628
Programming and other inventory (Note 3)	1,224	1,271
Prepaid income taxes	39	101
Prepaid expenses	174	175
Other current assets	240	249
Total current assets	5,096	5,747
Property and equipment	3,242	3,243
Less accumulated depreciation and amortization	1,886	1,838
Net property and equipment	1,356	1,405
Programming and other inventory (Note 3)	2,069	1,957
Goodwill	6,531	6,481
Intangible assets	5,504	5,514
Other assets	2,582	2,661
Total Assets	$23,138	$23,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$121	$192
Accrued compensation	231	315
Participants’ share and royalties payable	1,007	1,013
Program rights	322	374
Deferred revenues	156	295
Commercial paper (Note 5)	163	—
Current portion of long-term debt (Note 5)	23	222
Accrued expenses and other current liabilities	1,064	1,149
Total current liabilities	3,087	3,560
Long-term debt (Note 5)	8,223	8,226
Pension and postretirement benefit obligations	1,545	1,575
Deferred income tax liabilities, net	1,574	1,509
Other liabilities	3,253	3,260
Liabilities of discontinued operations	68	72

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2016 and 2015) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 828 (2016) and 826 (2015) shares issued	1	1
Additional paid-in capital	43,964	44,055
Accumulated deficit	(19,622)	(20,518)
Accumulated other comprehensive loss (Note 7)	(750)	(770)
	23,593	22,768
Less treasury stock, at cost; 420 (2016) and 401 (2015) Class B shares	18,205	17,205
Total Stockholders’ Equity	5,388	5,563
Total Liabilities and Stockholders’ Equity	$23,138	$23,765
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net earnings	$896	$726
Adjustments to reconcile net earnings to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	127	134
Stock-based compensation	88	89
Equity in loss of investee companies, net of tax and distributions	34	22
Change in assets and liabilities, net of investing and financing activities	108	(90)
Net cash flow provided by operating activities from continuing operations	1,253	881
Net cash flow used for operating activities from discontinued operations	(2)	(18)
Net cash flow provided by operating activities	1,251	863
Investing Activities:
Acquisitions	(51)	(1)
Capital expenditures	(79)	(46)
Investments in and advances to investee companies	(43)	(55)
Proceeds from dispositions	27	59
Other investing activities	4	4
Net cash flow used for investing activities from continuing operations	(142)	(39)
Net cash flow used for investing activities from discontinued operations	—	(3)
Net cash flow used for investing activities	(142)	(42)
Financing Activities:
Proceeds from (repayments of) short-term debt borrowings, net	163	(222)
Proceeds from issuance of senior notes	—	1,178
Repayment of senior debentures	(199)	—
Payment of capital lease obligations	(8)	(8)
Dividends	(142)	(155)
Purchase of Company common stock	(1,033)	(1,832)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(57)	(95)
Proceeds from exercise of stock options	10	123
Excess tax benefit from stock-based compensation	11	82
Other financing activities	(1)	—
Net cash flow used for financing activities	(1,256)	(929)
Net decrease in cash and cash equivalents	(147)	(108)
Cash and cash equivalents at beginning of period	323	428
Cash and cash equivalents at end of period	$176	$320
Supplemental disclosure of cash flow information
Cash paid for interest	$207	$163
Cash paid for income taxes	$296	$125
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business-CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Studios International, and CBS Television Distribution; CBS Interactive and CBS Films), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster) and Local Broadcasting (CBS Television Stations and CBS Radio).

In connection with the Company’s previously announced plans to separate its radio business, a preliminary registration statement was filed with the Securities and Exchange Commission in July 2016 for the proposed initial public offering of the common stock of CBS Radio Inc.

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

Other Operating Items, Net-Other operating items, net for the six months ended June 30, 2016 and 2015 includes gains from the sales of businesses, and for 2016 also includes a multiyear, retroactive impact of a new operating tax.

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 6 million stock options for both the three and six months ended June 30, 2016 and 4 million stock options for both the three and six months ended June 30, 2015.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Weighted average shares for basic EPS	451	490	455	494
Dilutive effect of shares issuable under stock-based compensation plans	4	5	4	6
Weighted average shares for diluted EPS	455	495	459	500
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the six months ended June 30, 2016 and 2015, the Company recorded dividends of $138 million and $150 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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
Recent Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued amended guidance which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification. The Company expects that the adoption of this guidance will introduce volatility into the Company’s income tax provision, which will be impacted by the timing of employee exercises and changes in the Company’s stock price. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
RSUs	$37	$35	$73	$73
Stock options	8	8	15	16
Stock-based compensation expense, before income taxes	45	43	88	89
Related tax benefit	(17)	(16)	(34)	(34)
Stock-based compensation expense, net of tax benefit	$28	$27	$54	$55
During the six months ended June 30, 2016, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $47.24. RSUs granted during the first six months of 2016 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the six months ended June 30, 2016, the Company also granted 2 million stock options with a weighted average exercise price of $45.79. Stock options granted during the first six months of 2016 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at June 30, 2016 was $276 million, which is expected to be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2016 was $58 million, which is expected to be recognized over a weighted average period of 2.5 years.
3) PROGRAMMING AND OTHER INVENTORY

	At	At
	June 30, 2016	December 31, 2015
Acquired program rights	$1,490	$1,533
Internally produced programming:
Released	1,447	1,261
In process and other	308	392
Publishing, primarily finished goods	48	42
Total programming and other inventory	3,293	3,228
Less current portion	1,224	1,271
Total noncurrent programming and other inventory	$2,069	$1,957

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of each of CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. At June 30, 2016, NAI directly or indirectly owned approximately 79.5% of CBS Corp.’s voting Class A Common Stock, and owned approximately 8.8% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $31 million and $54 million for the three months ended June 30, 2016 and 2015, respectively, and $69 million and $100 million for the six months ended June 30, 2016 and 2015, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $4 million and $5 million for the three months ended June 30, 2016 and 2015, respectively, and $11 million for both the six months ended June 30, 2016 and 2015.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at June 30, 2016 and December 31, 2015.

	At	At
	June 30, 2016	December 31, 2015
Receivables	$111	$115
Other assets (Receivables, noncurrent)	34	38
Total amounts due from Viacom Inc.	$145	$153
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $24 million and $23 million for the three months ended June 30, 2016 and 2015, respectively, and $56 million and $71 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, total amounts due from these joint ventures were $41 million and $48 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	June 30, 2016	December 31, 2015
Commercial paper	$163	$—
Senior debt (1.95% - 7.875% due 2016 - 2045) (a)	8,167	8,365
Obligations under capital leases	79	83
Total debt	8,409	8,448
Less commercial paper	163	—
Less current portion of long-term debt	23	222
Total long-term debt, net of current portion	$8,223	$8,226
(a) At June 30, 2016 and December 31, 2015, the senior debt balances included (i) a net unamortized discount of $43 million and $45 million, respectively, (ii) unamortized deferred financing costs of $42 million and $44 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $11 million and $14 million, respectively. The face value of the Company’s senior debt was $8.24 billion and $8.44 billion at June 30, 2016 and December 31, 2015, respectively.

During July 2016, the Company issued $700 million of 2.90% senior notes due 2027. The Company is using the net proceeds from this issuance for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and the repayment of short-term borrowings, including commercial paper.

During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

Commercial Paper
At June 30, 2016, the Company had $163 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program at a weighted average interest rate of 0.72% and with maturities of less than 45 days. The Company had no outstanding commercial paper borrowings at December 31, 2015.

Credit Facility
During June 2016, the Company amended and restated its $2.5 billion revolving credit facility (the “Credit Facility”). The amended Credit Facility expires in June 2021 and contains provisions that are substantially similar to the previous Credit Facility, which was due to expire in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2016, the Company’s Consolidated Leverage Ratio was approximately 2.4x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2016, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$7	$8	$—	$—
Interest cost	53	53	5	4
Expected return on plan assets	(57)	(66)	—	—
Amortization of actuarial loss (gain) (a)	22	20	(6)	(5)
Net periodic cost	$25	$15	$(1)	$(1)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$15	$16	$—	$—
Interest cost	107	105	10	9
Expected return on plan assets	(114)	(131)	—	—
Amortization of actuarial loss (gain) (a)	43	40	(11)	(10)
Net periodic cost	$51	$30	$(1)	$(1)
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.
7) STOCKHOLDERS’ EQUITY
During the second quarter of 2016, the Company repurchased 9.2 million shares of its Class B Common Stock under its share repurchase program for $500 million, at an average cost of $54.21 per share. During the six months ended June 30, 2016, the Company repurchased 19.5 million shares of its Class B Common Stock for $1.00 billion, at an average cost of $51.27 per share, leaving $1.00 billion of authorization at June 30, 2016.

During the second quarter of 2016, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, payable on July 1, 2016.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2015	$152	$(922)		$(770)
Other comprehensive income before reclassifications	1	—		1
Reclassifications to net earnings	—	19	(a)	19
Net other comprehensive income	1	19		20
At June 30, 2016	$153	$(903)		$(750)

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2014	$157	$(892)		$(735)
Other comprehensive loss before reclassifications	(1)	—		(1)
Reclassifications to net earnings	—	18	(a)	18
Net other comprehensive income (loss)	(1)	18		17
At June 30, 2015	$156	$(874)		$(718)

(a)	Reflects amortization of net actuarial losses. See Note 6.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $13 million and $12 million for the six months ended June 30, 2016 and 2015, respectively.
8) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

The provision for income taxes was $205 million for the three months ended June 30, 2016 and $165 million for the three months ended June 30, 2015, reflecting an effective income tax rate of 32.2% and 32.8%, respectively. For the six months ended June 30, 2016, the provision for income taxes was $436 million compared to $368 million for the six months ended June 30, 2015, reflecting an income tax rate of 32.0% and 33.1%, respectively.
9) COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2016, the outstanding letters of credit and surety bonds approximated $110 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2016, the Company had pending approximately 34,790 asbestos claims, as compared with approximately 36,030 as of December 31, 2015 and 38,000 as of June 30, 2015. During the second quarter of 2016, the Company received approximately 1,190 new claims and closed or moved to an inactive docket approximately 1,440 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. In 2014, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $11 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
10) RESTRUCTURING CHARGES
During the year ended December 31, 2015, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $81 million, reflecting $48 million of severance costs and $33 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2014, the Company recorded restructuring charges of $26 million reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations. As of June 30, 2016, the cumulative settlements for the 2015 and 2014 restructuring charges were $76 million, of which $50 million was for severance costs and $26 million was for costs associated with contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2016.

	Balance at	2016	Balance at
	December 31, 2015	Settlements	June 30, 2016
Entertainment	$19	$(10)	$9
Local Broadcasting	34	(12)	22
Corporate	1	(1)	—
Total	$54	$(23)	$31

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	December 31, 2015
Entertainment	$6	$26	$(13)	$19
Local Broadcasting	10	55	(31)	34
Corporate	2	—	(1)	1
Total	$18	$81	$(45)	$54
11) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At June 30, 2016 and December 31, 2015, the carrying value of the Company’s senior debt was $8.17 billion and $8.37 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.18 billion and $8.78 billion, respectively.

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

At June 30, 2016 and December 31, 2015, the notional amount of all foreign exchange contracts was $398 million and $291 million, respectively.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015	Financial Statement Account
Non-designated foreign exchange contracts	$15	$(7)	$9	$6	Other items, net

Designated interest rate swaps (a)	$—	$3	$—	$5	Interest expense
(a) The gains during the three and six months ended June 30, 2015 related to interest rate swaps that were settled during 2015.

The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$19	$—	$19
Total Assets	$—	$19	$—	$19
Liabilities:
Deferred compensation	$—	$317	$—	$317
Foreign currency hedges	—	4	—	4
Total Liabilities	$—	$321	$—	$321

At December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$13	$—	$13
Total Assets	$—	$13	$—	$13
Liabilities:
Deferred compensation	$—	$312	$—	$312
Total Liabilities	$—	$312	$—	$312
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Entertainment	$1,947	$1,785	$4,534	$4,046
Cable Networks	536	615	1,061	1,154
Publishing	187	199	332	344
Local Broadcasting	647	654	1,296	1,250
Corporate/Eliminations	(30)	(34)	(87)	(75)
Total Revenues	$3,287	$3,219	$7,136	$6,719
Revenues generated between segments primarily reflect advertising sales and television license fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Intercompany Revenues:
Entertainment	$31	$34	$92	$74
Local Broadcasting	3	3	6	6
Total Intercompany Revenues	$34	$37	$98	$80

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment Operating Income (Loss):
Entertainment	$351	$262	$800	$608
Cable Networks	227	220	455	471
Publishing	26	25	39	37
Local Broadcasting	212	198	418	359
Corporate	(83)	(64)	(167)	(132)
Total Segment Operating Income	733	641	1,545	1,343
Restructuring charges	—	(55)	—	(55)
Other operating items, net (a)	—	—	9	19
Operating income	733	586	1,554	1,307
Interest expense	(100)	(94)	(200)	(187)
Interest income	8	7	15	12
Other items, net	(4)	4	(7)	(19)
Earnings before income taxes and equity in loss of investee companies	637	503	1,362	1,113
Provision for income taxes	(205)	(165)	(436)	(368)
Equity in loss of investee companies, net of tax	(9)	(6)	(30)	(19)
Net earnings	$423	$332	$896	$726
(a) Other operating items, net includes gains from the sales of internet businesses in China for the six months ended June 30, 2016 and 2015, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Depreciation and Amortization:
Entertainment	$30	$32	$60	$64
Cable Networks	5	6	11	12
Publishing	2	2	3	3
Local Broadcasting	18	19	37	40
Corporate	8	7	16	15
Total Depreciation and Amortization	$63	$66	$127	$134

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based Compensation:
Entertainment	$16	$16	$31	$32
Cable Networks	3	2	6	5
Publishing	1	1	2	2
Local Broadcasting	6	9	13	16
Corporate	19	15	36	34
Total Stock-based Compensation	$45	$43	$88	$89

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Capital Expenditures:
Entertainment	$24	$13	$37	$21
Cable Networks	2	2	4	3
Publishing	3	2	6	2
Local Broadcasting	10	11	21	18
Corporate	2	1	11	2
Total Capital Expenditures	$41	$29	$79	$46

	At	At
	June 30, 2016	December 31, 2015
Assets:
Entertainment	$10,610	$10,910
Cable Networks	2,410	2,369
Publishing	828	880
Local Broadcasting	8,992	9,105
Corporate	274	476
Discontinued operations	24	25
Total Assets	$23,138	$23,765

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

	Statement of Operations
	For the Three Months Ended June 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$36	$3	$3,248	$—	$3,287
Costs and expenses:
Operating	15	2	1,844	—	1,861
Selling, general and administrative	21	67	542	—	630
Depreciation and amortization	1	6	56	—	63
Total costs and expenses	37	75	2,442	—	2,554
Operating income (loss)	(1)	(72)	806	—	733
Interest (expense) income, net	(124)	(106)	138	—	(92)
Other items, net	(1)	13	(16)	—	(4)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(126)	(165)	928	—	637
Benefit (provision) for income taxes	40	52	(297)	—	(205)
Equity in earnings (loss) of investee companies, net of tax	509	289	(9)	(798)	(9)
Net earnings	$423	$176	$622	$(798)	$423
Total comprehensive income	$432	$185	$611	$(796)	$432

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Six Months Ended June 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$83	$6	$7,047	$—	$7,136
Cost and expenses:
Operating	32	3	4,182	—	4,217
Selling, general and administrative	42	133	1,072	—	1,247
Depreciation and amortization	2	11	114	—	127
Other operating items, net	—	—	(9)	—	(9)
Total costs and expenses	76	147	5,359	—	5,582
Operating income (loss)	7	(141)	1,688	—	1,554
Interest (expense) income, net	(248)	(210)	273	—	(185)
Other items, net	(2)	3	(8)	—	(7)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(243)	(348)	1,953	—	1,362
Benefit (provision) for income taxes	77	111	(624)	—	(436)
Equity in earnings (loss) of investee companies, net of tax	1,062	549	(30)	(1,611)	(30)
Net earnings	$896	$312	$1,299	$(1,611)	$896
Total comprehensive income	$916	$325	$1,290	$(1,615)	$916

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended June 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$34	$3	$3,182	$—	$3,219
Costs and expenses:
Operating	14	2	1,891	—	1,907
Selling, general and administrative	12	55	538	—	605
Depreciation and amortization	2	5	59	—	66
Restructuring charges	—	—	55	—	55
Total costs and expenses	28	62	2,543	—	2,633
Operating income (loss)	6	(59)	639	—	586
Interest (expense) income, net	(118)	(99)	130	—	(87)
Other items, net	1	(11)	14	—	4
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(111)	(169)	783	—	503
Benefit (provision) for income taxes	36	55	(256)	—	(165)
Equity in earnings (loss) of investee companies, net of tax	407	149	(6)	(556)	(6)
Net earnings	$332	$35	$521	$(556)	$332
Total comprehensive income	$343	$34	$542	$(576)	$343

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Six Months Ended June 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$65	$6	$6,648	$—	$6,719
Costs and expenses:
Operating	30	3	4,016	—	4,049
Selling, general and administrative	24	116	1,053	—	1,193
Depreciation and amortization	3	10	121	—	134
Restructuring charges	—	—	55	—	55
Other operating items, net	—	—	(19)	—	(19)
Total costs and expenses	57	129	5,226	—	5,412
Operating income (loss)	8	(123)	1,422	—	1,307
Interest (expense) income, net	(233)	(197)	255	—	(175)
Other items, net	—	—	(19)	—	(19)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(225)	(320)	1,658	—	1,113
Benefit (provision) for income taxes	73	104	(545)	—	(368)
Equity in earnings (loss) of investee companies, net of tax	878	464	(19)	(1,342)	(19)
Net earnings	$726	$248	$1,094	$(1,342)	$726
Total comprehensive income	$743	$247	$1,115	$(1,362)	$743

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At June 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$46	$1	$129	$—	$176
Receivables, net	22	2	3,219	—	3,243
Programming and other inventory	4	3	1,217	—	1,224
Prepaid expenses and other current assets	91	39	350	(27)	453
Total current assets	163	45	4,915	(27)	5,096
Property and equipment	46	183	3,013	—	3,242
Less accumulated depreciation and amortization	23	129	1,734	—	1,886
Net property and equipment	23	54	1,279	—	1,356
Programming and other inventory	5	7	2,057	—	2,069
Goodwill	98	62	6,371	—	6,531
Intangible assets	—	—	5,504	—	5,504
Investments in consolidated subsidiaries	43,808	13,326	—	(57,134)	—
Other assets	161	11	2,410	—	2,582
Intercompany	—	2,000	25,313	(27,313)	—
Total Assets	$44,258	$15,505	$47,849	$(84,474)	$23,138
Liabilities and Stockholders’ Equity
Accounts payable	$1	$3	$117	$—	$121
Participants’ share and royalties payable	—	—	1,007	—	1,007
Program rights	3	4	315	—	322
Commercial paper	163	—	—	—	163
Current portion of long-term debt	7	—	16	—	23
Accrued expenses and other current liabilities	380	222	876	(27)	1,451
Total current liabilities	554	229	2,331	(27)	3,087
Long-term debt	8,114	—	109	—	8,223
Other liabilities	2,889	242	3,309	—	6,440
Intercompany	27,313	—	—	(27,313)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,964	—	60,894	(60,894)	43,964
Retained earnings (deficit)	(19,622)	15,225	(14,782)	(443)	(19,622)
Accumulated other comprehensive income (loss)	(750)	17	72	(89)	(750)
	23,593	15,365	46,900	(62,265)	23,593
Less treasury stock, at cost	18,205	331	4,800	(5,131)	18,205
Total Stockholders’ Equity	5,388	15,034	42,100	(57,134)	5,388
Total Liabilities and Stockholders’ Equity	$44,258	$15,505	$47,849	$(84,474)	$23,138

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(476)	$(116)	$1,843	$—	$1,251
Investing Activities:
Acquisitions	—	—	(51)	—	(51)
Capital expenditures	—	(11)	(68)	—	(79)
Investments in and advances to investee companies	—	—	(43)	—	(43)
Proceeds from dispositions	(4)	—	31	—	27
Other investing activities	4	—	—	—	4
Net cash flow used for investing activities	—	(11)	(131)	—	(142)
Financing Activities:
Proceeds from short-term debt borrowings, net	163	—	—	—	163
Repayment of senior debentures	(199)	—	—	—	(199)
Payment of capital lease obligations	—	—	(8)	—	(8)
Dividends	(142)	—	—	—	(142)
Purchase of Company common stock	(1,033)	—	—	—	(1,033)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(57)	—	—	—	(57)
Proceeds from exercise of stock options	10	—	—	—	10
Excess tax benefit from stock-based compensation	11	—	—	—	11
Other financing activities	(1)	—	—	—	(1)
Increase (decrease) in intercompany payables	1,503	127	(1,630)	—	—
Net cash flow provided by (used for) financing activities	255	127	(1,638)	—	(1,256)
Net (decrease) increase in cash and cash equivalents	(221)	—	74	—	(147)
Cash and cash equivalents at beginning of period	267	1	55	—	323
Cash and cash equivalents at end of period	$46	$1	$129	$—	$176

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(301)	$(150)	$1,314	$—	$863
Investing Activities:
Acquisitions	—	—	(1)	—	(1)
Capital expenditures	—	(2)	(44)	—	(46)
Investments in and advances to investee companies	—	—	(55)	—	(55)
Proceeds from dispositions	—	—	59	—	59
Other investing activities	4	—	—	—	4
Net cash flow provided by (used for) investing activities from continuing operations	4	(2)	(41)	—	(39)
Net cash flow used for investing activities from discontinued operations	(3)	—	—	—	(3)
Net cash flow provided by (used for) investing activities	1	(2)	(41)	—	(42)
Financing Activities:
Repayments of short-term debt borrowings, net	(222)	—	—	—	(222)
Proceeds from issuance of senior notes	1,178	—	—	—	1,178
Payment of capital lease obligations	—	—	(8)	—	(8)
Dividends	(155)	—	—	—	(155)
Purchase of Company common stock	(1,832)	—	—	—	(1,832)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(95)	—	—	—	(95)
Proceeds from exercise of stock options	123	—	—	—	123
Excess tax benefit from stock-based compensation	82	—	—	—	82
Increase (decrease) in intercompany payables	1,185	152	(1,337)	—	—
Net cash flow provided by (used for) financing activities	264	152	(1,345)	—	(929)
Net decrease in cash and cash equivalents	(36)	—	(72)	—	(108)
Cash and cash equivalents at beginning of period	63	1	364	—	428
Cash and cash equivalents at end of period	$27	$1	$292	$—	$320

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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

In connection with the Company’s previously announced plans to separate its radio business, a preliminary registration statement was filed with the Securities and Exchange Commission (‘‘SEC’’) in July 2016 for the proposed initial public offering of the common stock of CBS Radio Inc.

Operational highlights - Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Consolidated results of operations			Increase/(Decrease)
Three Months Ended June 30,	2016	2015	$	%
Revenues	$3,287	$3,219	$68	2%
Operating income	$733	$586	$147	25%
Adjusted operating income (a)	$733	$641	$92	14%
Net earnings	$423	$332	$91	27%
Adjusted net earnings (a)	$423	$365	$58	16%
Diluted EPS	$.93	$.67	$.26	39%
Adjusted diluted EPS (a)	$.93	$.74	$.19	26%
(a) See pages 31-32 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).

For the three months ended June 30, 2016, the Company reported growth in revenues, operating income and diluted earnings per share (‘‘EPS’’), driven by higher television licensing sales in international markets and continued growth in station affiliation fees and retransmission revenues.

For the three months ended June 30, 2016, revenues increased 2%; however, comparability was impacted by two significant events in the second quarter of 2015 which did not recur in 2016: Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao boxing event, the highest-grossing pay-per-view event of all time, and CBS’s broadcast of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”) finals, which was broadcast by Turner Broadcasting Systems (“Turner”) in 2016. These two events impacted the second quarter revenue comparison by six percentage points. Revenue growth for the second quarter of 2016 was led by a 16%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

increase in content licensing and distribution revenues, driven mainly by the international licensing of five Star Trek series. Affiliate and subscription fee revenues decreased 3% as a result of the previously mentioned pay-per-view boxing event, which was offset by 44% growth in station affiliation fees and retransmission revenues, as well as revenues from new digital distribution platforms, including CBS All Access and Showtime Networks’ over-the-top digital streaming subscription offering (“Showtime Networks’ over-the-top service”). Advertising revenues decreased 3% reflecting the previously mentioned benefit to 2015 from the broadcast of the NCAA Tournament finals, as well as the impact from the sales of internet businesses in China during 2015, partially offset by 2% growth in underlying network advertising revenues.

Operating income grew 25% and diluted EPS increased 39% from the second quarter of 2015 primarily driven by increases from higher-margin revenues. In addition, included in operating income and diluted EPS for the second quarter of 2015 were restructuring charges of $55 million. On an adjusted basis, excluding these restructuring charges, operating income grew 14% and diluted EPS increased 26%. The previously mentioned impact to revenues from the 2015 pay-per-view boxing event did not have a significant impact to operating income as the revenues were largely offset by the associated costs. The EPS comparison also benefited from lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.

Operational highlights - Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Consolidated results of operations			Increase/(Decrease)
Six Months Ended June 30,	2016	2015	$	%
Revenues	$7,136	$6,719	$417	6%
Operating income	$1,554	$1,307	$247	19%
Adjusted operating income (a)	$1,545	$1,343	$202	15%
Net earnings	$896	$726	$170	23%
Adjusted net earnings (a)	$897	$756	$141	19%
Diluted EPS	$1.95	$1.45	$.50	34%
Adjusted diluted EPS (a)	$1.95	$1.51	$.44	29%
(a) See pages 31 - 32 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

For the six months ended June 30, 2016, the 6% increase in revenues was driven by 15% growth in advertising revenues, reflecting CBS’s broadcast of Super Bowl 50 and 7% growth in underlying network advertising. Affiliate and subscription fee revenues increased 5%, driven by 43% growth in station affiliation fees and retransmission revenues, as well as revenues from new digital distribution platforms, partially offset by the benefit to the second quarter of 2015 from the previously mentioned pay-per-view boxing event. Content licensing and distribution revenues declined 9%, reflecting lower domestic licensing sales compared to the first half of 2015 which included significant domestic licensing sales of NCIS and CSI, partially offset by growth from international licensing, mainly from the sales of Star Trek series.

Operating income grew 19% and diluted EPS increased 34% primarily driven by the higher revenues, as well as restructuring charges of $55 million recorded during the six months ended June 30, 2015. The EPS comparison also benefited from lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.

The Company generated operating cash flow from continuing operations of $1.25 billion for the six months ended June 30, 2016 compared with $881 million for the six months ended June 30, 2015. Free cash flow for the six months ended June 30, 2016 was $1.17 billion compared with $835 million for the same prior-year period. These

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

increases were primarily driven by growth in affiliate and subscription fees and higher advertising revenues, including the broadcast of Super Bowl 50 on CBS, partially offset by increased investment in content. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on page 47 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Share Repurchases and Dividends
During the second quarter of 2016, the Company repurchased 9.2 million shares of its Class B Common Stock under its share repurchase program for $500 million, at an average cost of $54.21 per share. During the six months ended June 30, 2016, the Company repurchased 19.5 million shares of its Class B Common Stock for $1.00 billion, at an average cost of $51.27 per share, leaving $1.00 billion of authorization at June 30, 2016.

During the second quarter of 2016, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, payable on July 1, 2016.

On July 28, 2016, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase program to a total availability of $6.0 billion, as well as a 20% increase to the quarterly cash dividend on the Company’s Class A and Class B Common Stock from $.15 to $.18 per share, payable on October 1, 2016, to shareholders of record on September 9, 2016.

Debt
During July 2016, the Company issued $700 million of 2.90% senior notes due 2027. The Company is using the net proceeds from this issuance for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and the repayment of short-term borrowings, including commercial paper. Upon settlement of the debt issuance on July 11, 2016, the Company had $8.85 billion of long-term debt outstanding, excluding capital leases, at a weighted average interest rate of 4.47%.

Reconciliation of Non-GAAP Measures
Results for the six months ended June 30, 2016 and the three and six months ended June 30, 2015 included discrete items that were not part of the normal course of operations. The following tables present adjusted operating income, adjusted net earnings, and adjusted diluted EPS, which exclude the impact of these discrete items. These adjusted results are non-GAAP financial measures, which are reconciled below to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income	$733	$586	$1,554	$1,307
Exclude:
Restructuring charges	—	55	—	55
Other operating items, net (a)	—	—	(9)	(19)
Adjusted operating income	$733	$641	$1,545	$1,343
(a) Other operating items, net includes gains from the sales of internet businesses in China for the six months ended June 30, 2016 and 2015, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$423	$332	$896	$726
Exclude:
Restructuring charges (net of tax of $22 million in 2015)	—	33	—	33
Other operating items, net (net of tax of $4 million in 2016 and $16 million in 2015) (a)	—	—	(5)	(3)
Write-down of an equity investment	—	—	6	—
Adjusted net earnings	$423	$365	$897	$756

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted EPS	$.93	$.67	$1.95	$1.45
Exclude:
Restructuring charges	—	.07	—	.07
Other operating items, net (a)	—	—	(.01)	(.01)
Write-down of an equity investment	—	—	.01	—
Adjusted diluted EPS	$.93	$.74	$1.95	$1.51
(a) Other operating items, net includes gains from the sales of internet businesses in China for the six months ended June 30, 2016 and 2015, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

Consolidated Results of Operations
Three and Six Months Ended June 30, 2016 versus Three and Six Months Ended June 30, 2015
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2016		2015		$	%
Advertising	$1,552	47%	$1,594	50%	$(42)	(3)%
Content licensing and distribution	943	29	815	25	128	16
Affiliate and subscription fees	733	22	752	23	(19)	(3)
Other	59	2	58	2	1	2
Total Revenues	$3,287	100%	$3,219	100%	$68	2%

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2016		2015		$	%
Advertising	$3,894	55%	$3,378	50%	$516	15%
Content licensing and distribution	1,672	23	1,843	27	(171)	(9)
Affiliate and subscription fees	1,455	20	1,380	21	75	5
Other	115	2	118	2	(3)	(3)
Total Revenues	$7,136	100%	$6,719	100%	$417	6%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Advertising
For the three months ended June 30, 2016, the 3% decrease in advertising revenues was principally driven by the absence of CBS’s broadcast of the NCAA Tournament finals, which was broadcast by Turner in 2016. Under the rights agreement with the NCAA, CBS and Turner alternate broadcasting both the semifinals and finals of the NCAA Tournament, with these games being broadcast by CBS in 2017. The decline in advertising also reflected the impact from the sales of internet businesses in China during 2015, partially offset by 2% growth in underlying network advertising revenues. For the six months ended June 30, 2016, the 15% increase in advertising revenues was driven by CBS’s broadcast of the Super Bowl, which is broadcast on the CBS Television Network once every three years through 2022 under the current contract; one additional NFL playoff game broadcast on CBS in 2016; and 7% growth in underlying network advertising. These increases were partially offset by the impact from the sales of internet businesses in China during 2015.

The Company recently completed the CBS Television Network’s upfront advertising sales (“Upfront”) for the 2016/2017 television broadcast season, which runs from the middle of September 2016 through the middle of September 2017. A significant portion of advertising spots for the CBS Television Network’s non-sports programming is sold during the Upfront each year. This year’s Upfront concluded with increases in pricing compared with the prior broadcast season, which is expected to benefit advertising revenues during the 2016/2017 broadcast season. However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. Additionally, in the second half of 2016, local advertising revenues are expected to benefit from political advertising spending associated with U.S. federal and state elections.

Content Licensing and Distribution
For the three months ended June 30, 2016, the 16% increase in content licensing and distribution revenues was driven by higher international television licensing, mainly from the sales of all episodes of five Star Trek series, as well as growth in domestic television licensing revenues. For the six months ended June 30, 2016, the 9% decrease in content licensing and distribution revenues reflects lower domestic television licensing revenues, as the first six months of 2015 included significant sales of NCIS and CSI. This decrease was partially offset by growth from international licensing of Star Trek series. For the remainder of 2016, the content and licensing distribution revenue comparison will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.

Affiliate and Subscription Fees
For the three months ended June 30, 2016, the 3% decrease in affiliate and subscription fees reflects the benefit to 2015 from Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao pay-per-view boxing event, which impacted the second quarter affiliate and subscription fees comparison by 21 percentage points. Underlying results reflect 44% growth in station affiliation fees and retransmission revenues, and revenues from new digital distribution platforms, including CBS All Access and Showtime Networks’ over-the-top service. For the six months ended June 30, 2016, the 5% increase in affiliate and subscription fees was driven by 43% growth in station affiliation fees and retransmission revenues, and revenues from new digital distribution platforms. These increases were partially offset by the impact from the previously mentioned pay-per-view boxing event. Over the next few years the Company expects to renew a significant portion of its agreements with station affiliates and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

MVPDs. This, along with the Company’s new digital distribution initiatives, are expected to result in continued growth in affiliate and subscription fees.

International Revenues
The Company generated approximately 17% and 14% of its total revenues from international regions for the three months ended June 30, 2016 and 2015, respectively, and generated approximately 14% and 15% of its total revenues from international regions for the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2016		2015		$	%
Programming	$543	29%	$683	36%	$(140)	(20)%
Production	672	36	600	32	72	12
Participation, distribution and royalty	285	15	244	12	41	17
Other	361	20	380	20	(19)	(5)
Total Operating Expenses	$1,861	100%	$1,907	100%	$(46)	(2)%

	Six Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2016		2015		$	%
Programming	$1,656	39%	$1,515	38%	$141	9%
Production	1,347	32	1,257	31	90	7
Participation, distribution and royalty	497	12	546	13	(49)	(9)
Other	717	17	731	18	(14)	(2)
Total Operating Expenses	$4,217	100%	$4,049	100%	$168	4%

For the three months ended June 30, 2016, the 20% decrease in programming expenses was driven by lower sports programming costs as a result of costs in 2015 associated with Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao pay-per-view boxing event and CBS’s broadcast of the NCAA Tournament finals, which was broadcast by Turner in 2016. For the six months ended June 30, 2016, the 9% increase in programming expenses was primarily driven by increased sports programming costs as a result of additional NFL games broadcast on CBS in 2016, including Super Bowl 50, partially offset by the absence of the previously mentioned pay-per-view boxing event and lower costs for acquired television series as a result of a shift to a higher mix of internally developed television series.

For the three months ended June 30, 2016, the 12% increase in production expenses was driven by higher costs associated with the increase in television licensing revenues. For the six months ended June 30, 2016, the 7% increase in production expenses was the result of increased investment in internally developed series and costs associated with the Super Bowl production in 2016, partially offset by lower costs associated with the decrease in television licensing revenues.

For the three months ended June 30, 2016, the 17% increase in participation, distribution and royalty costs primarily reflects higher participations and residuals resulting from higher television licensing revenues. For the six months ended June 30, 2016, the 9% decrease in participation, distribution and royalty costs primarily reflects lower participations and residuals associated with lower television licensing revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$630	19%	$605	19%	4%

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$1,247	17%	$1,193	18%	5%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For the three and six months ended June 30, 2016, SG&A expenses increased 4% and 5%, respectively, primarily as a result of higher pension and other employee-related costs. For the six months ended June 30, 2016, the increase also reflects higher advertising costs associated with the timing of series premieres on Showtime.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Depreciation and amortization	$63	$66	(5)%	$127	$134	(5)%
For both the three and six months ended June 30, 2016, the 5% decrease in depreciation and amortization was the result of intangibles and property and equipment that became fully amortized, as well as the sales of internet businesses in China during 2015.

Other Operating Items, Net

	Six Months Ended June 30,
	2016	2015	Increase/(Decrease)
Other operating items, net	$(9)	$(19)	(53)%
For the six months ended June 30, 2016 and 2015, other operating items, net includes gains from the sales of internet businesses in China, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

Interest Expense/Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Interest expense	$(100)	$(94)	6%	$(200)	$(187)	7%
Interest income	$8	$7	14%	$15	$12	25%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of June 30, 2016 and 2015:

	At June 30,
		Weighted Average		Weighted Average
	2016	Interest Rate	2015	Interest Rate
Total long-term debt	$8,167	4.61%	$7,574	4.75%
Commercial paper	$163	0.72%	$394	0.47%

Other Items, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Other items, net	$(4)	$4	(200)%	$(7)	$(19)	63%
Other items, net for all periods primarily consists of foreign exchange gains and losses.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Tax provision	$205	$165	24%	$436	$368	18%
Effective tax rate	32.2%	32.8%		32.0%	33.1%
The provision for income taxes represents federal, state and local, and foreign taxes on earnings before income taxes and equity in loss of investee companies. The lower tax rate for the three and six months ended June 30, 2016 includes a higher domestic production deduction resulting from the mix of revenues during the period and a lower effective state tax rate.

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(9)	$(6)	50%	$(30)	$(19)	58%
For the six months ended June 30, 2016, equity in loss of investee companies, net of tax includes a $6 million write-down of an international television joint venture to its fair value.

Net Earnings and Diluted EPS

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Net earnings	$423	$332	27%	$896	$726	23%
Diluted EPS	$.93	$.67	39%	$1.95	$1.45	34%
For the three and six months ended June 30, 2016, the increases in net earnings of 27% and 23%, respectively, and the increases in diluted EPS of 39% and 34%, respectively, were driven by higher operating income. The increases

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

in diluted EPS also reflect lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.
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
Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2016		2015		$	%
Revenues:
Entertainment	$1,947	59%	$1,785	55%	$162	9%
Cable Networks	536	16	615	19	(79)	(13)
Publishing	187	6	199	6	(12)	(6)
Local Broadcasting	647	20	654	20	(7)	(1)
Corporate/Eliminations	(30)	(1)	(34)	—	4	12
Total Revenues	$3,287	100%	$3,219	100%	$68	2%

	Three Months Ended June 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income

					Increase/(Decrease)
	2016		2015		$	%
Segment Operating Income (Loss):
Entertainment	$351	48%	$262	41%	$89	34%
Cable Networks	227	31	220	34	7	3
Publishing	26	3	25	4	1	4
Local Broadcasting	212	29	198	31	14	7
Corporate	(83)	(11)	(64)	(10)	(19)	(30)
Total Segment Operating Income	733	100%	641	100%	92	14
Restructuring charges	—		(55)		55	n/m
Total Operating Income	$733		$586		$147	25%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Depreciation and Amortization:
Entertainment	$30	$32	$(2)	(6)%
Cable Networks	5	6	(1)	(17)
Publishing	2	2	—	—
Local Broadcasting	18	19	(1)	(5)
Corporate	8	7	1	14
Total Depreciation and Amortization	$63	$66	$(3)	(5)%
Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2016		2015		$	%
Revenues:
Entertainment	$4,534	63%	$4,046	60%	$488	12%
Cable Networks	1,061	15	1,154	17	(93)	(8)
Publishing	332	5	344	5	(12)	(3)
Local Broadcasting	1,296	18	1,250	19	46	4
Corporate/Eliminations	(87)	(1)	(75)	(1)	(12)	(16)
Total Revenues	$7,136	100%	$6,719	100%	$417	6%

	Six Months Ended June 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income

					Increase/(Decrease)
	2016		2015		$	%
Segment Operating Income (Loss):
Entertainment	$800	52%	$608	45%	$192	32%
Cable Networks	455	29	471	35	(16)	(3)
Publishing	39	3	37	3	2	5
Local Broadcasting	418	27	359	27	59	16
Corporate	(167)	(11)	(132)	(10)	(35)	(27)
Total Segment Operating Income	1,545	100%	1,343	100%	202	15
Restructuring charges	—		(55)		55	n/m
Other operating items, net	9		19		(10)	(53)
Total Operating Income	$1,554		$1,307		$247	19%
n/m - not meaningful

	Six Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Depreciation and Amortization:
Entertainment	$60	$64	$(4)	(6)%
Cable Networks	11	12	(1)	(8)
Publishing	3	3	—	—
Local Broadcasting	37	40	(3)	(8)
Corporate	16	15	1	7
Total Depreciation and Amortization	$127	$134	$(7)	(5)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Interactive and CBS Films)
Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$1,947	$1,785	$162	9%
Segment Operating Income	$351	$262	$89	34%
Segment Operating Income as a % of revenues	18%	15%
Restructuring charges	$—	$12	$(12)	n/m
Depreciation and amortization	$30	$32	$(2)	(6)%
Capital expenditures	$24	$13	$11	85%
n/m - not meaningful
For the three months ended June 30, 2016, the 9% increase in revenues reflects 19% higher content licensing and distribution revenues driven by growth in international television licensing, mainly from the sales of all episodes of five Star Trek series. The revenue growth also reflects a 59% increase in affiliate and subscription fees, led by higher station affiliation fees, retransmission revenues and subscription growth for CBS All Access. Advertising revenues decreased 3% reflecting the absence of the broadcast of the NCAA Tournament finals on CBS in 2016 and the impact from the sales of internet businesses in China during 2015, partially offset by 2% growth in underlying network advertising revenues.
For the three months ended June 30, 2016, the 34% increase in operating income was primarily driven by the growth in revenues. Restructuring charges for the second quarter of 2015 primarily reflected severance costs.
Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$4,534	$4,046	$488	12%
Segment Operating Income	$800	$608	$192	32%
Segment Operating Income as a % of revenues	18%	15%
Restructuring charges	$—	$12	$(12)	n/m
Depreciation and amortization	$60	$64	$(4)	(6)%
Capital expenditures	$37	$21	$16	76%
n/m - not meaningful
For the six months ended June 30, 2016, the 12% increase in revenues was driven by 26% growth in network advertising revenues, driven by the broadcast of Super Bowl 50; one additional NFL playoff game broadcast on CBS in 2016 compared to 2015; and 7% growth in underlying network advertising. Additionally, affiliate and subscription fees grew 63% for the six months ended June 30, 2016 as a result of higher station affiliation fees, retransmission revenues and subscription growth for CBS All Access. These increases were partially offset by lower content licensing and distribution revenues due to lower domestic licensing, as 2015 benefited from significant domestic licensing sales of NCIS and CSI, partially offset by growth in international licensing revenues from the sales of Star Trek series. The revenue comparison was also impacted by the sales of internet businesses in China during 2015.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the six months ended June 30, 2016, the 32% increase in operating income was primarily a result of the increase in revenues.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$536	$615	$(79)	(13)%
Segment Operating Income	$227	$220	$7	3%
Segment Operating Income as a % of revenues	42%	36%
Depreciation and amortization	$5	$6	$(1)	(17)%
Capital expenditures	$2	$2	$—	—%
For the three months ended June 30, 2016, revenues decreased 13% as the second quarter of 2015 benefited from the distribution of the Floyd Mayweather/Manny Pacquiao boxing event, which was the highest-grossing pay-per-view event of all time. This boxing event negatively impacted the revenue comparison by 24 percentage points. Underlying results reflect higher revenues from the domestic and international licensing of Showtime original series, including House of Lies, and 5% growth in affiliate and subscription fees, driven by Showtime Networks’ over-the-top service. As of June 30, 2016 subscriptions totaled 77 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 56 million for CBS Sports Network and 34 million for Smithsonian Networks.
For the three months ended June 30, 2016, the 3% increase in operating income primarily reflects growth from the licensing of Showtime original series and Showtime Networks’ over-the-top service, partially offset by increased investment in original series. The pay-per-view boxing event did not have a significant impact on operating income as the 2015 revenues were significantly offset by associated costs.
Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$1,061	$1,154	$(93)	(8)%
Segment Operating Income	$455	$471	$(16)	(3)%
Segment Operating Income as a % of revenues	43%	41%
Depreciation and amortization	$11	$12	$(1)	(8)%
Capital expenditures	$4	$3	$1	33%
For the six months ended June 30, 2016, revenues decreased 8% as the 2015 period benefited from the distribution of the aforementioned pay-per-view boxing event. The decrease in pay-per-view revenues negatively impacted the revenue comparison by 12 percentage points. This decrease was partially offset by growth in revenues from Showtime Networks’ over-the-top service.
For the six months ended June 30, 2016, the 3% decrease in operating income was primarily driven by increased investment in programming, including costs associated with the 2016 series premiere of Billions. Growth from Showtime Networks’ over-the-top service partially offset this decline.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)
Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$187	$199	$(12)	(6)%
Segment Operating Income	$26	$25	$1	4%
Segment Operating Income as a % of revenues	14%	13%
Depreciation and amortization	$2	$2	$—	—%
Capital expenditures	$3	$2	$1	50%
For the three months ended June 30, 2016, the 6% decrease in revenues reflects lower book sales partially offset by growth in digital audio sales. Digital revenues represented 23% of Publishing’s total revenues for the second quarter of 2016. Best-selling titles in the second quarter of 2016 included End of Watch by Stephen King and Foreign Agent by Brad Thor.
For the three months ended June 30, 2016, the 4% increase in operating income was driven by lower production, selling and inventory costs, which more than offset the revenue decline.
Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$332	$344	$(12)	(3)%
Segment Operating Income	$39	$37	$2	5%
Segment Operating Income as a % of revenues	12%	11%
Depreciation and amortization	$3	$3	$—	—%
Capital expenditures	$6	$2	$4	200%
For the six months ended June 30, 2016, the 3% decrease in revenues reflects lower digital and print book sales.
For the six months ended June 30, 2016, the 5% increase in operating income was driven by lower production, selling and inventory costs, which more than offset the decline in revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Broadcasting (CBS Television Stations and CBS Radio)
Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$647	$654	$(7)	(1)%
Segment Operating Income	$212	$198	$14	7%
Segment Operating Income as a % of revenues	33%	30%
Restructuring charges	$—	$43	$(43)	n/m
Depreciation and amortization	$18	$19	$(1)	(5)%
Capital expenditures	$10	$11	$(1)	(9)%
n/m - not meaningful
For the three months ended June 30, 2016, the 1% decrease in revenues was primarily driven by the absence of CBS’s broadcast of the NCAA Tournament finals, which was broadcast by Turner in 2016, and lower local radio advertising, partially offset by growth in retransmission revenues. Revenues for CBS Television Stations and CBS Radio each decreased 1%.
For the three months ended June 30, 2016, the 7% increase in operating income reflects lower expenses as a result of restructuring activities in 2015, which more than offset the revenue decline. Restructuring charges of $43 million for the three months ended June 30, 2015 primarily reflected severance costs and costs associated with exiting contractual obligations at CBS Television Stations and CBS Radio.
In the second half of 2016, local advertising revenues are expected to benefit from higher political spending associated with U.S. federal and state elections.

Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$1,296	$1,250	$46	4%
Segment Operating Income	$418	$359	$59	16%
Segment Operating Income as a % of revenues	32%	29%
Restructuring charges	$—	$43	$(43)	n/m
Depreciation and amortization	$37	$40	$(3)	(8)%
Capital expenditures	$21	$18	$3	17%
n/m - not meaningful
For the six months ended June 30, 2016, the 4% increase in revenues was driven by 8% growth at CBS Television Stations, reflecting the broadcast of Super Bowl 50 on CBS during the first quarter of 2016, higher political advertising sales and growth in retransmission revenues. This growth was partially offset by lower radio revenues, which decreased 2%.
For the six months ended June 30, 2016, the 16% increase in operating income was driven by the revenue growth and lower expenses resulting from restructuring activities in 2015.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In connection with the Company’s previously announced plans to separate its radio business, in July 2016, a preliminary registration statement was filed with the SEC for the proposed initial public offering of the common stock of CBS Radio Inc.
Corporate
Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Segment Operating Loss	$(83)	$(64)	$(19)	(30)%
Depreciation and amortization	$8	$7	$1	14%
Capital expenditures	$2	$1	$1	100%
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended June 30, 2016, the 30% increase in corporate expenses primarily reflects higher pension and other employee-related costs.
Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
			Increase/(Decrease)
	2016	2015	$	%
Segment Operating Loss	$(167)	$(132)	$(35)	(27)%
Depreciation and amortization	$16	$15	$1	7%
Capital expenditures (a)	$11	$2	$9	n/m
n/m - not meaningful
(a) Primarily reflects the timing of capital projects.
For the six months ended June 30, 2016, the 27% increase in corporate expenses primarily reflects higher pension and other employee-related costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financial Position

	At	At	Increase/(Decrease)
	June 30, 2016	December 31, 2015	$	%
Current Assets:
Cash and cash equivalents	$176	$323	$(147)	(46)%
Receivables, net (a)	3,243	3,628	(385)	(11)
Programming and other inventory (b)	1,224	1,271	(47)	(4)
Prepaid income taxes (c)	39	101	(62)	(61)
All other current assets	414	424	(10)	(2)
Total current assets	$5,096	$5,747	$(651)	(11)%
(a) The decrease is primarily due to seasonality.
(b) The decrease mainly reflects the timing of payments for sports programming.
(c) The decrease is primarily due to the timing of income tax payments.

	At	At	Increase/(Decrease)
	June 30, 2016	December 31, 2015	$	%
Other assets (a)	$2,582	$2,661	$(79)	(3)%
(a) The decrease primarily reflects lower long-term receivables associated with revenues from television licensing agreements.

	At	At	Increase/(Decrease)
	June 30, 2016	December 31, 2015	$	%
Current Liabilities:
Accounts payable	$121	$192	$(71)	(37)%
Accrued compensation (a)	231	315	(84)	(27)
Program rights	322	374	(52)	(14)
Deferred revenues (b)	156	295	(139)	(47)
Commercial paper	163	—	163	n/m
Current portion of long-term debt (c)	23	222	(199)	(90)
All other current liabilities	2,071	2,162	(91)	(4)
Total current liabilities	$3,087	$3,560	$(473)	(13)%
n/m - not meaningful
(a) The decrease is due to the timing of payments.
(b) The decrease primarily reflects the timing of advertising revenues.
(c) The decrease is the result of the repayment of $200 million of outstanding senior debentures upon maturity in January 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows
The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2016	2015	Increase/(Decrease)
Net cash flow provided by (used for) operating activities from:
Continuing operations	$1,253	$881	$372
Discontinued operations	(2)	(18)	16
Net cash flow provided by operating activities	1,251	863	388
Net cash flow used for investing activities from:
Continuing operations	(142)	(39)	(103)
Discontinued operations	—	(3)	3
Net cash flow used for investing activities	(142)	(42)	(100)
Net cash flow used for financing activities	(1,256)	(929)	(327)
Net decrease in cash and cash equivalents	$(147)	$(108)	$(39)
Operating Activities. For the six months ended June 30, 2016, the increase in cash provided by operating activities was primarily driven by growth in affiliate and subscription fees and higher advertising revenues, including the broadcast of Super Bowl 50, partially offset by increased investment in content and higher payments for income taxes.

Cash paid for income taxes for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015
Cash taxes included in operating activities	$307	$207
Excess tax benefits from the exercise of stock options and vesting of restricted stock units, included in financing activities	(11)	(82)
Cash paid for income taxes	$296	$125
The increase in cash paid for income taxes was driven by the increase in pretax earnings, as well lower federal tax refunds applied during the six months ended June 30, 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Six Months Ended June 30,
	2016	2015
Acquisitions (a)	$(51)	$(1)
Capital expenditures (b)	(79)	(46)
Investments in and advances to investee companies (c)	(43)	(55)
Proceeds from dispositions (d)	27	59
Other investing activities	4	4
Net cash flow used for investing activities from continuing operations	(142)	(39)
Net cash flow used for investing activities from discontinued operations	—	(3)
Net cash flow used for investing activities	$(142)	$(42)
(a) 2016 primarily reflects the acquisition of a sports-focused digital media business.
(b) Primarily reflects the timing of capital projects. Capital expenditures for the full year 2016 are expected to be at a similar level as the prior three years, which ranged from $193 million to $212 million.
(c) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(d) Primarily reflects sales of internet businesses in China.

Financing Activities

	Six Months Ended June 30,
	2016	2015
Repurchase of CBS Corp. Class B Common Stock	$(1,033)	$(1,832)
Proceeds from (repayments of) short-term debt borrowings, net	163	(222)
Proceeds from issuance of senior notes	—	1,178
Repayment of senior debentures	(199)	—
Dividends	(142)	(155)
Proceeds from exercise of stock options	10	123
All other financing activities, net	(55)	(21)
Net cash flow used for financing activities	$(1,256)	$(929)

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Six Months Ended
	June 30,
	2016	2015
Net cash flow provided by operating activities	$1,251	$863
Capital expenditures	(79)	(46)
Exclude operating cash flow from discontinued operations	(2)	(18)
Free cash flow	$1,174	$835

Repurchase of Company Stock and Cash Dividends
During the second quarter of 2016, the Company repurchased 9.2 million shares of its Class B Common Stock under its share repurchase program for $500 million, at an average cost of $54.21 per share. During the six months ended June 30, 2016, the Company repurchased 19.5 million shares of its Class B Common Stock for $1.00 billion, at an average cost of $51.27 per share, leaving $1.00 billion of authorization at June 30, 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On July 28, 2016, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase program to a total availability of $6.0 billion. Repurchases are expected to be funded by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.

During the second quarter of 2016, the Company declared a quarterly cash dividend of $.15 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, payable on July 1, 2016.

On July 28, 2016, the Company announced that its Board of Directors approved a 20% increase to the quarterly cash dividend on the Company’s Class A and Class B Common Stock from $.15 to $.18 per share, payable on October 1, 2016, to shareholders of record on September 9, 2016.
Capital Structure
The following table sets forth the Company’s debt.

	At	At
	June 30, 2016	December 31, 2015
Commercial paper	$163	$—
Senior debt (1.95% – 7.875% due 2016 – 2045) (a)	8,167	8,365
Obligations under capital leases	79	83
Total debt	8,409	8,448
Less commercial paper	163	—
Less current portion of long-term debt	23	222
Total long-term debt, net of current portion	$8,223	$8,226
(a) At June 30, 2016 and December 31, 2015, the senior debt balances included (i) a net unamortized discount of $43 million and $45 million, respectively, (ii) unamortized deferred financing costs of $42 million and $44 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $11 million and $14 million, respectively. The face value of the Company’s senior debt was $8.24 billion and $8.44 billion at June 30, 2016 and December 31, 2015, respectively.

During July 2016, the Company issued $700 million of 2.90% senior notes due 2027. The Company is using the net proceeds from this issuance for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

Commercial Paper
At June 30, 2016, the Company had $163 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program at a weighted average interest rate of 0.72% and with maturities of less than 45 days. The Company had no outstanding commercial paper borrowings at December 31, 2015.

Credit Facility
During June 2016, the Company amended and restated its $2.5 billion revolving credit facility (the “Credit Facility”). The amended Credit Facility expires in June 2021 and contains provisions that are substantially similar to the previous Credit Facility, which was due to expire in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

described in the Credit Facility. At June 30, 2016, the Company’s Consolidated Leverage Ratio was approximately 2.4x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2016, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at June 30, 2016; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2016, the Company had pending approximately 34,790 asbestos claims, as compared with approximately 36,030 as of December 31, 2015 and 38,000 as of June 30, 2015. During the second quarter of 2016, the Company received approximately 1,190 new claims and closed or moved to an inactive docket approximately 1,440 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. In 2014, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $11 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company’s content; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the ability to achieve the separation of the Company’s radio business on terms that the Company finds acceptable; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases to such amount have been approved and announced, including a $3.0 billion increase to the amount available under such program on August 7, 2014. The program had $1.0 billion remaining as of June 30, 2016. On July 28, 2016, the Company announced that its Board of Directors approved an increase to the share purchase program to a total availability of $6.0 billion. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended June 30, 2016.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
April 1, 2016 - April 30, 2016	2.3	$54.97	2.3	$1,374
May 1, 2016 - May 31, 2016	3.1	$54.75	3.1	$1,206
June 1, 2016 - June 30, 2016	3.8	$53.33	3.8	$1,002
Total	9.2	$54.21	9.2	$1,002

Item 5.	Other Information.
As of July 25, 2016, National Amusements, Inc. (“NAI”) directly or indirectly owned approximately 79.5% of the shares of the Company’s voting Class A Common Stock, and owned approximately 8.8% of the shares of the Company’s voting Class A Common Stock and non-voting Class B Common Stock on a combined basis. Mr. Sumner M. Redstone is the beneficial owner of the controlling interest in NAI and, accordingly, beneficially owns all such shares. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns approximately 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust.

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
(a)
Amended and Restated $2.5 Billion Credit Agreement, dated as of June 9, 2016, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as Co‑Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed June 10, 2016) (File No. 001-09553).

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

CBS CORPORATION (Registrant)

Date: July 28, 2016	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: July 28, 2016	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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
(a)
Amended and Restated $2.5 Billion Credit Agreement, dated as of June 9, 2016, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as Co‑Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed June 10, 2016) (File No. 001-09553).

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