Form 10-Q
period 2016-09-30
CBS CORP
filed 2016-11-03
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding at October 31, 2016:
Class A Common Stock, par value $.001 per share— 37,726,904
Class B Common Stock, par value $.001 per share— 391,975,900

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$3,396	$3,257	$10,532	$9,976
Costs and expenses:
Operating	1,897	1,842	6,114	5,891
Selling, general and administrative	640	597	1,887	1,790
Depreciation and amortization	61	65	188	199
Restructuring charges (Note 10)	—	—	—	55
Other operating items, net	—	—	(9)	(19)
Total costs and expenses	2,598	2,504	8,180	7,916
Operating income	798	753	2,352	2,060
Interest expense	(104)	(102)	(304)	(289)
Interest income	7	6	22	18
Other items, net	2	(4)	(5)	(23)
Earnings from continuing operations before income taxes and equity in loss of investee companies	703	653	2,065	1,766
Provision for income taxes	(176)	(211)	(612)	(579)
Equity in loss of investee companies, net of tax	(13)	(16)	(43)	(35)
Net earnings from continuing operations	514	426	1,410	1,152
Loss from discontinued operations (Note 1)	(36)	—	(36)	—
Net earnings	$478	$426	$1,374	$1,152

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$1.16	$.89	$3.13	$2.36
Loss from discontinued operations	$(.08)	$—	$(.08)	$—
Net earnings	$1.08	$.89	$3.05	$2.36

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$1.15	$.88	$3.10	$2.33
Loss from discontinued operations	$(.08)	$—	$(.08)	$—
Net earnings	$1.07	$.88	$3.02	$2.33

Weighted average number of common shares outstanding:
Basic	442	480	451	489
Diluted	446	484	455	495

Dividends per common share	$.18	$.15	$.48	$.45
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$478	$426	$1,374	$1,152
Other comprehensive income, net of tax:
Cumulative translation adjustments	1	(5)	2	(6)
Amortization of net actuarial loss and prior service cost	10	9	29	27
Total other comprehensive income, net of tax	11	4	31	21
Total comprehensive income	$489	$430	$1,405	$1,173
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$179	$323
Receivables, less allowances of $67 (2016) and $63 (2015)	3,348	3,628
Programming and other inventory (Note 3)	1,459	1,271
Prepaid income taxes	39	101
Prepaid expenses	204	175
Other current assets	228	249
Total current assets	5,457	5,747
Property and equipment	3,263	3,243
Less accumulated depreciation and amortization	1,918	1,838
Net property and equipment	1,345	1,405
Programming and other inventory (Note 3)	2,237	1,957
Goodwill	6,531	6,481
Intangible assets	5,499	5,514
Other assets	2,779	2,661
Total Assets	$23,848	$23,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$153	$192
Accrued compensation	282	315
Participants’ share and royalties payable	979	1,013
Program rights	373	374
Deferred revenues	141	295
Commercial paper (Note 5)	33	—
Current portion of long-term debt (Note 5)	22	222
Accrued expenses and other current liabilities	1,115	1,149
Total current liabilities	3,098	3,560
Long-term debt (Note 5)	8,902	8,226
Pension and postretirement benefit obligations	1,526	1,575
Deferred income tax liabilities, net	1,667	1,509
Other liabilities	3,240	3,260
Liabilities of discontinued operations	67	72

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2016 and 2015) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 828 (2016) and 826 (2015) shares issued	1	1
Additional paid-in capital	43,935	44,055
Accumulated deficit	(19,144)	(20,518)
Accumulated other comprehensive loss (Note 7)	(739)	(770)
	24,053	22,768
Less treasury stock, at cost; 429 (2016) and 401 (2015) Class B shares	18,705	17,205
Total Stockholders’ Equity	5,348	5,563
Total Liabilities and Stockholders’ Equity	$23,848	$23,765
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net earnings	$1,374	$1,152
Less: Loss from discontinued operations	(36)	—
Net earnings from continuing operations	1,410	1,152
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	188	199
Stock-based compensation	134	128
Equity in loss of investee companies, net of tax and distributions	48	37
Change in assets and liabilities, net of investing and financing activities	(472)	(866)
Net cash flow provided by operating activities from continuing operations	1,308	650
Net cash flow used for operating activities from discontinued operations	(2)	(27)
Net cash flow provided by operating activities	1,306	623
Investing Activities:
Acquisitions	(51)	(7)
Capital expenditures	(125)	(104)
Investments in and advances to investee companies	(44)	(58)
Proceeds from dispositions	28	75
Other investing activities	11	(8)
Net cash flow used for investing activities from continuing operations	(181)	(102)
Net cash flow used for investing activities from discontinued operations	—	(4)
Net cash flow used for investing activities	(181)	(106)
Financing Activities:
Proceeds from (repayments of) short-term debt borrowings, net	33	(313)
Proceeds from issuance of senior notes	685	1,959
Repayment of senior debentures	(199)	—
Payment of capital lease obligations	(13)	(13)
Dividends	(209)	(228)
Purchase of Company common stock	(1,534)	(2,345)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(57)	(96)
Proceeds from exercise of stock options	13	137
Excess tax benefit from stock-based compensation	13	87
Other financing activities	(1)	—
Net cash flow used for financing activities	(1,269)	(812)
Net decrease in cash and cash equivalents	(144)	(295)
Cash and cash equivalents at beginning of period	323	428
Cash and cash equivalents at end of period	$179	$133
Supplemental disclosure of cash flow information
Cash paid for interest	$358	$303
Cash paid for income taxes from continuing operations	$370	$230
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business-CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Studios International, and CBS Television Distribution; CBS Interactive and CBS Films), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster), Local Media (CBS Television Stations) and Radio (CBS Radio).

In connection with the Company’s previously announced plans to separate its radio business, a preliminary registration statement was filed with the Securities and Exchange Commission during the third quarter of 2016 for the proposed initial public offering of the common stock of CBS Radio Inc. (“CBS Radio”). In preparation for the planned separation, the Company changed the manner in which it manages its television and radio operations during the third quarter of 2016. Accordingly, the Company's previously reported operating segment, Local Broadcasting, has been separated into two operating segments, Local Media and Radio. In connection with this new segment presentation, the presentation of intercompany revenues has been revised, including station affiliation fees paid by Local Media to the CBS Television Network. Prior period results have been reclassified to conform to this presentation.

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

Other Operating Items, Net-Other operating items, net for the nine months ended September 30, 2016 and 2015 includes gains from the sales of businesses, and for 2016 also includes a multiyear, retroactive impact of a new operating tax.

Loss from Discontinued Operations-Loss from discontinued operations for the three and nine months ended September 30, 2016 reflects the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 5 million stock options for each of the three and nine months ended September 30, 2016. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 7 million stock options and RSUs for the three months ended September 30, 2015 and 4 million stock options for the nine months ended September 30, 2015.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Weighted average shares for basic EPS	442	480	451	489
Dilutive effect of shares issuable under stock-based compensation plans	4	4	4	6
Weighted average shares for diluted EPS	446	484	455	495
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the nine months ended September 30, 2016 and 2015, the Company recorded dividends of $218 million and $222 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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
Recent Pronouncements
Statement of Cash Flows: Classification of Cash Receipts and Cash Payments
In August 2016, the FASB issued amended guidance which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows.  The new guidance is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this guidance on its consolidated statements of cash flows.

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
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
RSUs	$39	$32	$112	$105
Stock options	7	7	22	23
Stock-based compensation expense, before income taxes	46	39	134	128
Related tax benefit	(18)	(15)	(52)	(49)
Stock-based compensation expense, net of tax benefit	$28	$24	$82	$79
During the nine months ended September 30, 2016, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $47.26. RSUs granted during the first nine months of 2016 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the nine months ended September 30, 2016, the Company also granted 2 million stock options with a weighted average exercise price of $45.79. Stock options granted during the first nine months of 2016 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at September 30, 2016 was $237 million, which is expected to be recognized over a weighted average period of 2.4 years. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2016 was $50 million, which is expected to be recognized over a weighted average period of 2.4 years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) PROGRAMMING AND OTHER INVENTORY

	At	At
	September 30, 2016	December 31, 2015
Acquired program rights	$1,737	$1,533
Internally produced programming:
Released	1,459	1,261
In process and other	445	392
Publishing, primarily finished goods	55	42
Total programming and other inventory	3,696	3,228
Less current portion	1,459	1,271
Total noncurrent programming and other inventory	$2,237	$1,957

4) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of each of CBS Corp. and Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. At September 30, 2016, NAI directly or indirectly owned approximately 79.5% of CBS Corp.’s voting Class A Common Stock, and owned approximately 9.0% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.

On September 29, 2016, the Company announced that its Board of Directors received a letter from NAI requesting that the Company consider a potential combination of the Company and Viacom Inc.  The Company is in the process of evaluating whether to pursue any such potential transaction.  No assurance can be given regarding the entry into, consummation or terms of any such potential transaction.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $16 million and $44 million for the three months ended September 30, 2016 and 2015, respectively, and $85 million and $144 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million for each of the three months ended September 30, 2016 and 2015, and $17 million for each of the nine months ended September 30, 2016 and 2015.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at September 30, 2016 and December 31, 2015.

	At	At
	September 30, 2016	December 31, 2015
Receivables	$87	$115
Other assets (Receivables, noncurrent)	47	38
Total amounts due from Viacom Inc.	$134	$153
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $13 million and $20 million for the three months ended September 30, 2016 and 2015, respectively, and $69 million and $91 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, total amounts due from these joint ventures were $41 million and $48 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.
5) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	September 30, 2016	December 31, 2015
Commercial paper	$33	$—
Senior debt (1.95% - 7.875% due 2016 - 2045) (a)	8,849	8,365
Obligations under capital leases	75	83
Total debt	8,957	8,448
Less commercial paper	33	—
Less current portion of long-term debt	22	222
Total long-term debt, net of current portion	$8,902	$8,226
(a) At September 30, 2016 and December 31, 2015, the senior debt balances included (i) a net unamortized discount of $53 million and $45 million, respectively, (ii) unamortized deferred financing costs of $45 million and $44 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $7 million and $14 million, respectively. The face value of the Company’s senior debt was $8.94 billion and $8.44 billion at September 30, 2016 and December 31, 2015, respectively.

During July 2016, the Company issued $700 million of 2.90% senior notes due 2027. The Company used the net proceeds from this issuance for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and the repayment of short-term borrowings, including commercial paper.

During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

At September 30, 2016, the Company classified $400 million of debt maturing in July 2017 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Commercial Paper
At September 30, 2016, the Company had $33 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program at a weighted average interest rate of 0.75% and with maturities of less than 45 days. The Company had no outstanding commercial paper borrowings at December 31, 2015.

Credit Facility
During June 2016, the Company amended and restated its $2.5 billion revolving credit facility (the “Credit Facility”). The amended Credit Facility expires in June 2021 and contains provisions that are substantially similar to the previous Credit Facility, which was due to expire in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2016, the Company’s Consolidated Leverage Ratio was approximately 2.5x.

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

The Credit Facility is used for general corporate purposes. At September 30, 2016, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS Radio Indebtedness
In October 2016, in connection with the Company’s previously announced plans to separate its radio business, CBS Radio borrowed $1.46 billion through a $1.06 billion senior secured term loan due 2023 (the “Term Loan”) and the issuance of $400 million of 7.25% senior unsecured notes due 2024 through a private placement. The Term Loan bears interest at a rate equal to 3.50% plus the greater of the London Interbank Offered Rate (“LIBOR”) and 1.00%.

The Term Loan is part of a credit agreement which also includes a $250 million senior secured revolving credit facility (the “Radio Revolving Credit Facility”) which expires in 2021. Interest on the Radio Revolving Credit Facility will be based on either LIBOR or a base rate plus a margin based on CBS Radio’s Consolidated Net Secured Leverage Ratio. The Consolidated Net Secured Leverage Ratio reflects the ratio of CBS Radio’s secured debt (less up to $150 million of cash and cash equivalents) to CBS Radio’s consolidated EBITDA (as defined in the credit agreement). The Radio Revolving Credit Facility requires CBS Radio to maintain a maximum Consolidated Net Secured Leverage Ratio of 4.00 to 1.00. As of November 3, 2016, there were no borrowings outstanding under the Radio Revolving Credit Facility.

This debt is guaranteed by certain subsidiaries of CBS Radio. The Company does not guarantee, or otherwise provide credit support for, the senior notes, Term Loan, or Radio Revolving Credit Facility. The net debt proceeds will be primarily used by the Company to repurchase shares of CBS Corp. Class B Common Stock, with the remainder to be used for general corporate purposes and ongoing cash needs.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$7	$7	$—	$—
Interest cost	54	52	5	6
Expected return on plan assets	(56)	(65)	—	—
Amortization of actuarial loss (gain) (a)	21	20	(5)	(6)
Net periodic cost	$26	$14	$—	$—

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$22	$23	$—	$—
Interest cost	161	157	15	15
Expected return on plan assets	(170)	(196)	—	—
Amortization of actuarial loss (gain) (a)	64	60	(16)	(16)
Net periodic cost	$77	$44	$(1)	$(1)
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.
7) STOCKHOLDERS’ EQUITY
On July 28, 2016, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase program to a total availability of $6.0 billion. During the third quarter of 2016, the Company repurchased 9.5 million shares of its Class B Common Stock under its share repurchase program for $500 million, at an average cost of $52.77 per share. During the nine months ended September 30, 2016, the Company repurchased 29.0 million shares of its Class B Common Stock for $1.50 billion, at an average cost of $51.76 per share, leaving $5.60 billion of authorization at September 30, 2016.

On July 28, 2016, the Company announced that its Board of Directors approved a 20% increase to the quarterly cash dividend on its Class A and Class B Common stock to $.18 from $.15 per share. The total third quarter 2016 dividend was $80 million, which was paid on October 1, 2016.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2015	$152	$(922)		$(770)
Other comprehensive income before reclassifications	2	—		2
Reclassifications to net earnings	—	29	(a)	29
Net other comprehensive income	2	29		31
At September 30, 2016	$154	$(893)		$(739)

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2014	$157	$(892)		$(735)
Other comprehensive loss before reclassifications	(8)	—		(8)
Reclassifications to net earnings	2	27	(a)	29
Net other comprehensive income (loss)	(6)	27		21
At September 30, 2015	$151	$(865)		$(714)

(a)	Reflects amortization of net actuarial losses. See Note 6.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax provision of $19 million and $17 million for the nine months ended September 30, 2016 and 2015, respectively.
8) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes was $176 million for the three months ended September 30, 2016 and $211 million for the three months ended September 30, 2015, reflecting an effective income tax rate of 25.0% and 32.3%, respectively. For the nine months ended September 30, 2016, the provision for income taxes was $612 million compared to $579 million for the nine months ended September 30, 2015, reflecting an income tax rate of 29.6% and 32.8%, respectively. The lower tax rate for the three and nine months ended September 30, 2016 includes a one-time benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the Internal Revenue Service during the third quarter of 2016.
9) COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2016, the outstanding letters of credit and surety bonds approximated $111 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2016, the Company had pending approximately 34,400 asbestos claims, as compared with approximately 36,030 as of December 31, 2015 and 37,190 as of September 30, 2015. During the third quarter of 2016, the Company received approximately 930 new claims and closed or moved to an inactive docket approximately 1,320 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. In 2014, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $11 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
10) RESTRUCTURING CHARGES
During the year ended December 31, 2015, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $81 million, of which $55 million was recorded during the nine months ended September 30, 2015. The 2015 restructuring charges reflected $48 million of severance costs and $33 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2014, the Company recorded restructuring charges of $26 million reflecting $17 million of severance costs and $9 million of costs associated with exiting contractual obligations. As of September 30, 2016, the cumulative settlements for the 2015 and 2014 restructuring charges were $83 million, of which $54 million was for severance costs and $29 million was for costs associated with contractual obligations.

	Balance at	2016	Balance at
	December 31, 2015	Settlements	September 30, 2016
Entertainment	$19	$(13)	$6
Local Media	11	(5)	6
Radio	23	(11)	12
Corporate	1	(1)	—
Total	$54	$(30)	$24

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	December 31, 2015
Entertainment	$6	$26	$(13)	$19
Local Media	5	19	(13)	11
Radio	5	36	(18)	23
Corporate	2	—	(1)	1
Total	$18	$81	$(45)	$54
11) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At September 30, 2016 and December 31, 2015, the carrying value of the Company’s senior debt was $8.85 billion and $8.37 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.90 billion and $8.78 billion, respectively.

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

At September 30, 2016 and December 31, 2015, the notional amount of all foreign exchange contracts was $456 million and $291 million, respectively.

Gains recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015	Financial Statement Account
Non-designated foreign exchange contracts	$4	$10	$13	$13	Other items, net

Designated interest rate swaps (a)	$—	$2	$—	$7	Interest expense
(a) The gains during the three and nine months ended September 30, 2015 related to interest rate swaps that were settled during 2015.

The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$21	$—	$21
Total Assets	$—	$21	$—	$21
Liabilities:
Deferred compensation	$—	$329	$—	$329
Foreign currency hedges	—	5	—	5
Total Liabilities	$—	$334	$—	$334

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$13	$—	$13
Total Assets	$—	$13	$—	$13
Liabilities:
Deferred compensation	$—	$312	$—	$312
Total Liabilities	$—	$312	$—	$312
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

In preparation for the planned separation of its radio business, the Company changed the manner in which it manages its television and radio operations during the third quarter of 2016. Accordingly, the Company’s previously reported operating segment, Local Broadcasting, has been separated into two operating segments, Local Media and Radio. In connection with this new segment presentation, the presentation of intercompany revenues has been revised, including station affiliation fees paid by Local Media to the CBS Television Network. Prior period results have been reclassified to conform to this presentation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Entertainment	$1,949	$1,932	$6,483	$5,978
Cable Networks	598	526	1,659	1,680
Publishing	226	203	558	547
Local Media	409	376	1,253	1,138
Radio	319	318	898	907
Corporate/Eliminations	(105)	(98)	(319)	(274)
Total Revenues	$3,396	$3,257	$10,532	$9,976
Revenues generated between segments primarily reflect advertising sales, television license fees and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Intercompany Revenues:
Entertainment	$102	$96	$321	$270
Local Media	2	3	6	7
Radio	6	2	9	5
Total Intercompany Revenues	$110	$101	$336	$282

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment Operating Income (Loss):
Entertainment	$348	$339	$1,148	$947
Cable Networks	285	246	740	717
Publishing	44	43	83	80
Local Media	122	101	402	338
Radio	77	73	215	195
Corporate	(78)	(49)	(245)	(181)
Total Segment Operating Income	798	753	2,343	2,096
Restructuring charges	—	—	—	(55)
Other operating items, net (a)	—	—	9	19
Operating income	798	753	2,352	2,060
Interest expense	(104)	(102)	(304)	(289)
Interest income	7	6	22	18
Other items, net	2	(4)	(5)	(23)
Earnings from continuing operations before income taxes and equity in loss of investee companies	703	653	2,065	1,766
Provision for income taxes	(176)	(211)	(612)	(579)
Equity in loss of investee companies, net of tax	(13)	(16)	(43)	(35)
Net earnings from continuing operations	514	426	1,410	1,152
Loss from discontinued operations	(36)	—	(36)	—
Net earnings	$478	$426	$1,374	$1,152
(a) Other operating items, net includes gains from the sales of internet businesses in China for the nine months ended September 30, 2016 and 2015, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation and Amortization:
Entertainment	$28	$31	$88	$95
Cable Networks	6	5	17	17
Publishing	1	1	4	4
Local Media	11	12	33	37
Radio	7	8	22	23
Corporate	8	8	24	23
Total Depreciation and Amortization	$61	$65	$188	$199

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based Compensation:
Entertainment	$16	$16	$47	$48
Cable Networks	3	3	9	8
Publishing	1	1	3	3
Local Media	3	3	9	9
Radio	4	2	11	12
Corporate	19	14	55	48
Total Stock-based Compensation	$46	$39	$134	$128

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Capital Expenditures:
Entertainment	$23	$33	$60	$54
Cable Networks	4	5	8	8
Publishing	1	2	7	4
Local Media	9	10	20	17
Radio	4	5	14	16
Corporate	5	3	16	5
Total Capital Expenditures	$46	$58	$125	$104

	At	At
	September 30, 2016	December 31, 2015
Assets:
Entertainment	$11,220	$10,910
Cable Networks	2,526	2,369
Publishing	835	880
Local Media	3,827	3,881
Radio	5,167	5,224
Corporate/Eliminations	249	476
Discontinued operations	24	25
Total Assets	$23,848	$23,765

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

	Statement of Operations
	For the Three Months Ended September 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$42	$3	$3,351	$—	$3,396
Costs and expenses:
Operating	16	1	1,880	—	1,897
Selling, general and administrative	20	63	557	—	640
Depreciation and amortization	2	6	53	—	61
Total costs and expenses	38	70	2,490	—	2,598
Operating income (loss)	4	(67)	861	—	798
Interest (expense) income, net	(129)	(109)	141	—	(97)
Other items, net	—	—	2	—	2
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(125)	(176)	1,004	—	703
Benefit (provision) for income taxes	43	59	(278)	—	(176)
Equity in earnings (loss) of investee companies, net of tax	560	327	(13)	(887)	(13)
Net earnings from continuing operations	478	210	713	(887)	514
Loss from discontinued operations	—	—	(36)	—	(36)
Net earnings	$478	$210	$677	$(887)	$478
Total comprehensive income	$489	$215	$675	$(890)	$489

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$125	$9	$10,398	$—	$10,532
Cost and expenses:
Operating	48	4	6,062	—	6,114
Selling, general and administrative	62	196	1,629	—	1,887
Depreciation and amortization	4	17	167	—	188
Other operating items, net	—	—	(9)	—	(9)
Total costs and expenses	114	217	7,849	—	8,180
Operating income (loss)	11	(208)	2,549	—	2,352
Interest (expense) income, net	(377)	(319)	414	—	(282)
Other items, net	(2)	3	(6)	—	(5)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(368)	(524)	2,957	—	2,065
Benefit (provision) for income taxes	120	170	(902)	—	(612)
Equity in earnings (loss) of investee companies, net of tax	1,622	876	(43)	(2,498)	(43)
Net earnings from continuing operations	1,374	522	2,012	(2,498)	1,410
Loss from discontinued operations	—	—	(36)	—	(36)
Net earnings	$1,374	$522	$1,976	$(2,498)	$1,374
Total comprehensive income	$1,405	$540	$1,965	$(2,505)	$1,405

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended September 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$36	$2	$3,219	$—	$3,257
Costs and expenses:
Operating	17	1	1,824	—	1,842
Selling, general and administrative	3	49	545	—	597
Depreciation and amortization	1	5	59	—	65
Total costs and expenses	21	55	2,428	—	2,504
Operating income (loss)	15	(53)	791	—	753
Interest (expense) income, net	(125)	(103)	132	—	(96)
Other items, net	(1)	6	(9)	—	(4)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(111)	(150)	914	—	653
Benefit (provision) for income taxes	36	48	(295)	—	(211)
Equity in earnings (loss) of investee companies, net of tax	501	338	(16)	(839)	(16)
Net earnings	$426	$236	$603	$(839)	$426
Total comprehensive income	$430	$240	$590	$(830)	$430

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$101	$8	$9,867	$—	$9,976
Costs and expenses:
Operating	47	4	5,840	—	5,891
Selling, general and administrative	27	165	1,598	—	1,790
Depreciation and amortization	4	15	180	—	199
Restructuring charges	—	—	55	—	55
Other operating items, net	—	—	(19)	—	(19)
Total costs and expenses	78	184	7,654	—	7,916
Operating income (loss)	23	(176)	2,213	—	2,060
Interest (expense) income, net	(358)	(300)	387	—	(271)
Other items, net	(1)	6	(28)	—	(23)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(336)	(470)	2,572	—	1,766
Benefit (provision) for income taxes	109	152	(840)	—	(579)
Equity in earnings (loss) of investee companies, net of tax	1,379	802	(35)	(2,181)	(35)
Net earnings	$1,152	$484	$1,697	$(2,181)	$1,152
Total comprehensive income	$1,173	$487	$1,705	$(2,192)	$1,173

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At September 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$54	$1	$124	$—	$179
Receivables, net	20	2	3,326	—	3,348
Programming and other inventory	4	3	1,452	—	1,459
Prepaid expenses and other current assets	93	39	375	(36)	471
Total current assets	171	45	5,277	(36)	5,457
Property and equipment	47	184	3,032	—	3,263
Less accumulated depreciation and amortization	23	135	1,760	—	1,918
Net property and equipment	24	49	1,272	—	1,345
Programming and other inventory	6	7	2,224	—	2,237
Goodwill	98	62	6,371	—	6,531
Intangible assets	—	—	5,499	—	5,499
Investments in consolidated subsidiaries	44,372	13,652	—	(58,024)	—
Other assets	153	11	2,615	—	2,779
Intercompany	—	1,901	25,528	(27,429)	—
Total Assets	$44,824	$15,727	$48,786	$(85,489)	$23,848
Liabilities and Stockholders’ Equity
Accounts payable	$1	$2	$150	$—	$153
Participants’ share and royalties payable	—	—	979	—	979
Program rights	4	4	365	—	373
Commercial paper	33	—	—	—	33
Current portion of long-term debt	6	—	16	—	22
Accrued expenses and other current liabilities	363	228	983	(36)	1,538
Total current liabilities	407	234	2,493	(36)	3,098
Long-term debt	8,797	—	105	—	8,902
Other liabilities	2,843	244	3,413	—	6,500
Intercompany	27,429	—	—	(27,429)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,935	—	60,894	(60,894)	43,935
Retained earnings (deficit)	(19,144)	15,435	(14,105)	(1,330)	(19,144)
Accumulated other comprehensive income (loss)	(739)	22	70	(92)	(739)
	24,053	15,580	47,575	(63,155)	24,053
Less treasury stock, at cost	18,705	331	4,800	(5,131)	18,705
Total Stockholders’ Equity	5,348	15,249	42,775	(58,024)	5,348
Total Liabilities and Stockholders’ Equity	$44,824	$15,727	$48,786	$(85,489)	$23,848

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(696)	$(146)	$2,148	$—	$1,306
Investing Activities:
Acquisitions	—	—	(51)	—	(51)
Capital expenditures	—	(16)	(109)	—	(125)
Investments in and advances to investee companies	—	—	(44)	—	(44)
Proceeds from dispositions	(4)	—	32	—	28
Other investing activities	7	—	4	—	11
Net cash flow provided by (used for) investing activities	3	(16)	(168)	—	(181)
Financing Activities:
Proceeds from short-term debt borrowings, net	33	—	—	—	33
Proceeds from issuance of senior notes	685	—	—	—	685
Repayment of senior debentures	(199)	—	—	—	(199)
Payment of capital lease obligations	—	—	(13)	—	(13)
Dividends	(209)	—	—	—	(209)
Purchase of Company common stock	(1,534)	—	—	—	(1,534)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(57)	—	—	—	(57)
Proceeds from exercise of stock options	13	—	—	—	13
Excess tax benefit from stock-based compensation	13	—	—	—	13
Other financing activities	(1)	—	—	—	(1)
Increase (decrease) in intercompany payables	1,736	162	(1,898)	—	—
Net cash flow provided by (used for) financing activities	480	162	(1,911)	—	(1,269)
Net (decrease) increase in cash and cash equivalents	(213)	—	69	—	(144)
Cash and cash equivalents at beginning of period	267	1	55	—	323
Cash and cash equivalents at end of period	$54	$1	$124	$—	$179

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(557)	$(183)	$1,363	$—	$623
Investing Activities:
Acquisitions	—	—	(7)	—	(7)
Capital expenditures	—	(5)	(99)	—	(104)
Investments in and advances to investee companies	—	—	(58)	—	(58)
Proceeds from dispositions	—	—	75	—	75
Other investing activities	(8)	—	—	—	(8)
Net cash flow used for investing activities from continuing operations	(8)	(5)	(89)	—	(102)
Net cash flow used for investing activities from discontinued operations	(4)	—	—	—	(4)
Net cash flow used for investing activities	(12)	(5)	(89)	—	(106)
Financing Activities:
Repayments of short-term debt borrowings, net	(313)	—	—	—	(313)
Proceeds from issuance of senior notes	1,959	—	—	—	1,959
Payment of capital lease obligations	—	—	(13)	—	(13)
Dividends	(228)	—	—	—	(228)
Purchase of Company common stock	(2,345)	—	—	—	(2,345)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(96)	—	—	—	(96)
Proceeds from exercise of stock options	137	—	—	—	137
Excess tax benefit from stock-based compensation	87	—	—	—	87
Increase (decrease) in intercompany payables	1,353	188	(1,541)	—	—
Net cash flow provided by (used for) financing activities	554	188	(1,554)	—	(812)
Net decrease in cash and cash equivalents	(15)	—	(280)	—	(295)
Cash and cash equivalents at beginning of period	63	1	364	—	428
Cash and cash equivalents at end of period	$48	$1	$84	$—	$133

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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

Operational highlights - Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Consolidated results of operations			Increase/(Decrease)
Three Months Ended September 30,	2016	2015	$	%
Revenues	$3,396	$3,257	$139	4%
Operating income	$798	$753	$45	6%
Net earnings from continuing operations	$514	$426	$88	21%
Adjusted net earnings from continuing operations (a)	$467	$426	$41	10%
Diluted EPS from continuing operations	$1.15	$.88	$.27	31%
Adjusted diluted EPS from continuing operations (a)	$1.05	$.88	$.17	19%
(a) See page 33 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

For the three months ended September 30, 2016, the Company reported record third quarter results in revenues, operating income and diluted earnings per share from continuing operations (‘‘EPS’’), led by growth in station affiliation fees and retransmission revenues, and higher television licensing sales. Diluted EPS also benefited from lower weighted average shares outstanding in the third quarter of 2016 as a result of the Company’s ongoing share repurchase program.

For the three months ended September 30, 2016, the 4% revenue growth was driven by a 13% increase in affiliate and subscription fee revenues, reflecting 32% growth in station affiliation fees and retransmission revenues, as well as revenues from digital distribution platforms, including CBS All Access and Showtime Networks’ over-the-top digital streaming subscription offering (“Showtime Networks’ over-the-top service”). Revenue growth for the third quarter of 2016 also reflected a 6% increase in content licensing and distribution revenues, driven by higher domestic television licensing sales. Advertising revenues for the quarter were impacted by 10 hours of primetime preemptions for the Democratic and Republican conventions and the first Presidential debate as well as competition from the 2016 Summer Olympics, while advertising benefited from higher political spending.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating income increased 6% and diluted EPS grew 31% from the third quarter of 2015 primarily driven by the revenue growth, which was partially offset by an increased investment in programming. In addition, included in diluted EPS for the third quarter of 2016 was a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the Internal Revenue Service (“IRS”) during the third quarter of 2016. On an adjusted basis, excluding this tax benefit, diluted EPS grew 19%. Diluted EPS also benefited from the Company’s ongoing share repurchase program.

Recent Developments
In connection with the Company’s previously announced plans to separate its radio business, a preliminary registration statement was filed with the Securities and Exchange Commission (‘‘SEC’’) during the third quarter of 2016 for the proposed initial public offering of the common stock of CBS Radio Inc. (‘‘CBS Radio’’). Additionally, in October 2016, CBS Radio borrowed $1.46 billion through a $1.06 billion senior secured term loan (the “Term Loan”) and the issuance of $400 million of senior unsecured notes through a private placement. The net debt proceeds will be primarily used by CBS Corp. to repurchase shares of its Class B Common Stock, with the remainder to be used for general corporate purposes and ongoing cash needs. During the fourth quarter of 2016, the Company intends to repurchase $1.5 billion of its Class B Common Stock, including $500 million as part of its ongoing repurchase program and $1.0 billion using the net proceeds from the CBS Radio borrowings. These planned repurchases are subject to market and business conditions, and remain at the discretion of management.

On September 29, 2016, the Company announced that its Board of Directors received a letter from National Amusements, Inc. requesting that the Company consider a potential combination of the Company and Viacom Inc. National Amusements, Inc., directly and indirectly, owns approximately 80% of the voting shares of each of the Company and Viacom Inc. The Company is in the process of evaluating whether to pursue any such potential transaction. No assurance can be given regarding the entry into, consummation or terms of any such potential transaction.

Operational highlights - Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Consolidated results of operations			Increase/(Decrease)
Nine Months Ended September 30,	2016	2015	$	%
Revenues	$10,532	$9,976	$556	6%
Operating income	$2,352	$2,060	$292	14%
Adjusted operating income (a)	$2,343	$2,096	$247	12%
Net earnings from continuing operations	$1,410	$1,152	$258	22%
Adjusted net earnings from continuing operations (a)	$1,364	$1,182	$182	15%
Diluted EPS from continuing operations	$3.10	$2.33	$.77	33%
Adjusted diluted EPS from continuing operations (a)	$3.00	$2.39	$.61	26%
(a) See page 33 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

For the nine months ended September 30, 2016, the 6% increase in revenues was driven by 10% growth in advertising revenues, reflecting CBS’s broadcast of Super Bowl 50 and 6% growth in underlying network advertising. Affiliate and subscription fee revenues increased 8%, driven by 39% growth in station affiliation fees and retransmission revenues, as well as revenues from digital distribution platforms. These increases were partially offset by the benefit to 2015 from Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao boxing event. Content licensing and distribution revenues declined 4%, reflecting lower domestic licensing sales compared with the first nine months of 2015, which included significant licensing sales of NCIS and Elementary,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

partially offset by growth from international licensing, mainly from the sales of all episodes of five Star Trek series.

Operating income grew 14% and diluted EPS increased 33% for the nine months ended September 30, 2016, primarily driven by the higher revenues. In addition, for the nine months ended September 30, 2015, operating income and diluted EPS included restructuring charges of $55 million and for the three and nine months ended September 30, 2016, diluted EPS included the aforementioned tax benefit of $47 million. The EPS comparison also benefited from lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.

The Company generated operating cash flow from continuing operations of $1.31 billion for the nine months ended September 30, 2016 compared with $650 million for the nine months ended September 30, 2015. Free cash flow for the nine months ended September 30, 2016 was $1.18 billion compared with $546 million for the same prior-year period. These increases were primarily driven by growth in affiliate and subscription fees and higher advertising revenues, including from the broadcast of Super Bowl 50 on CBS, partially offset by increased investment in content. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages 49 - 50 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Share Repurchases and Dividends
On July 28, 2016, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase program to a total availability of $6.0 billion. During the third quarter of 2016, the Company repurchased 9.5 million shares of its Class B Common Stock under its share repurchase program for $500 million, at an average cost of $52.77 per share. During the nine months ended September 30, 2016, the Company repurchased 29.0 million shares of its Class B Common Stock for $1.50 billion, at an average cost of $51.76 per share, leaving $5.60 billion of authorization at September 30, 2016.

On July 28, 2016, the Company announced that its Board of Directors approved a 20% increase to the quarterly cash dividend on its Class A and Class B Common Stock to $.18 from $.15 per share. The total third quarter 2016 dividend was $80 million, which was paid on October 1, 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
Results for the three and nine months ended September 30, 2016 and the nine months ended September 30, 2015 included discrete items that were not part of the normal course of operations. The following tables present adjusted operating income, adjusted net earnings from continuing operations, and adjusted diluted EPS from continuing operations, which exclude the impact of these discrete items. These adjusted results are non-GAAP financial measures, which are reconciled below to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

	Nine Months Ended September 30,
	2016	2015
Operating income	$2,352	$2,060
Exclude:
Restructuring charges	—	55
Other operating items, net (a)	(9)	(19)
Adjusted operating income	$2,343	$2,096

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings from continuing operations	$514	$426	$1,410	$1,152
Exclude:
Restructuring charges (net of tax of $22 million in 2015)	—	—	—	33
Other operating items, net (net of tax of $4 million in 2016 and $16 million in 2015) (a)	—	—	(5)	(3)
Write-down of an equity investment	—	—	6	—
Discrete tax item (b)	(47)	—	(47)	—
Adjusted net earnings from continuing operations	$467	$426	$1,364	$1,182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted EPS from continuing operations	$1.15	$.88	$3.10	$2.33
Exclude:
Restructuring charges	—	—	—	.07
Other operating items, net (a)	—	—	(.01)	(.01)
Write-down of an equity investment	—	—	.01	—
Discrete tax item (b)	(.11)	—	(.10)	—
Adjusted diluted EPS from continuing operations (c)	$1.05	$.88	$3.00	$2.39
(a) Other operating items, net includes gains from the sales of internet businesses in China for the nine months ended September 30, 2016 and 2015, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.
(b) Reflects a one-time tax benefit associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.
(c) Amounts may not sum as a result of rounding.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations
Three and Nine Months Ended September 30, 2016 versus Three and Nine Months Ended September 30, 2015
Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2016		2015		$	%
Advertising	$1,469	43%	$1,481	46%	$(12)	(1)%
Content licensing and distribution	1,108	33	1,046	32	62	6
Affiliate and subscription fees	753	22	664	20	89	13
Other	66	2	66	2	—	—
Total Revenues	$3,396	100%	$3,257	100%	$139	4%

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2016		2015		$	%
Advertising	$5,363	51%	$4,859	49%	$504	10%
Content licensing and distribution	2,780	26	2,889	29	(109)	(4)
Affiliate and subscription fees	2,208	21	2,044	20	164	8
Other	181	2	184	2	(3)	(2)
Total Revenues	$10,532	100%	$9,976	100%	$556	6%
Advertising
For the three months ended September 30, 2016, advertising revenues decreased 1%. Advertising revenues were impacted by 10 hours of primetime preemptions for the Democratic and Republican conventions and the first Presidential debate, competition from the 2016 Summer Olympics, and sales of internet businesses in China during 2015. Advertising revenues during the third quarter benefited from increased political advertising sales relating to U.S. federal and state elections. For the nine months ended September 30, 2016, the 10% increase in advertising revenues was driven by CBS’s broadcast of the Super Bowl, which is broadcast on the CBS Television Network once every three years through 2022 under the current contract; 6% growth in underlying network advertising; and higher political advertising sales. These increases were partially offset by the impact from the sales of internet businesses in China during 2015.

During the fourth quarter of 2016, local advertising revenues are expected to continue to benefit from political advertising spending associated with U.S. federal and state elections. Additionally, the CBS Television Network’s upfront advertising sales (“Upfront”) for the 2016/2017 television broadcast season, which runs from the middle of September 2016 through the middle of September 2017, resulted in pricing increases compared with the prior broadcast season, which is expected to benefit advertising revenues during the 2016/2017 broadcast season. However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming.

Content Licensing and Distribution
For the three months ended September 30, 2016, the 6% increase in content licensing and distribution revenues was driven by higher domestic television licensing, primarily reflecting the sales of Showtime original series, including Penny Dreadful, as well as various titles from the Company’s television library, partially offset by the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

initial domestic availability of Elementary in the third quarter of 2015. For the nine months ended September 30, 2016, the 4% decrease in content licensing and distribution revenues reflects lower domestic television licensing revenues, as the first nine months of 2015 included significant sales of NCIS and Elementary. This decrease was partially offset by growth from the international licensing of five Star Trek series and the domestic licensing sale of Penny Dreadful.

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

Affiliate and Subscription Fees
For the three months ended September 30, 2016, the 13% increase in affiliate and subscription fees reflects 32% growth in station affiliation fees and retransmission revenues, and revenues from digital distribution platforms, including CBS All Access and Showtime Networks’ over-the-top service. For the nine months ended September 30, 2016, the 8% increase in affiliate and subscription fees was driven by 39% growth in station affiliation fees and retransmission revenues, and revenues from digital distribution platforms. These increases were partially offset by the benefit to 2015 from Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao pay-per-view boxing event, which was the highest grossing pay-per-view event of all time.

Over the next few years the Company expects to renew a significant portion of its agreements with station affiliates and MVPDs. This, along with the Company’s digital distribution initiatives, are expected to result in continued growth in affiliate and subscription fees.

International Revenues
The Company generated approximately 10% and 12% of its total revenues from international regions for the three months ended September 30, 2016 and 2015, respectively, and generated approximately 13% and 14% of its total revenues from international regions for the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2016		2015		$	%
Programming	$526	28%	$518	28%	$8	2%
Production	706	37	683	37	23	3
Participation, distribution and royalty	291	15	271	15	20	7
Other	374	20	370	20	4	1
Total Operating Expenses	$1,897	100%	$1,842	100%	$55	3%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2016		2015		$	%
Programming	$2,182	36%	$2,033	34%	$149	7%
Production	2,053	33	1,940	33	113	6
Participation, distribution and royalty	788	13	817	14	(29)	(4)
Other	1,091	18	1,101	19	(10)	(1)
Total Operating Expenses	$6,114	100%	$5,891	100%	$223	4%

For the three months ended September 30, 2016, the 2% increase in programming expenses was driven by higher sports programming costs associated with the broadcast of NFL games partially offset by lower costs for acquired television series. For the nine months ended September 30, 2016, the 7% increase in programming expenses was primarily driven by increased sports programming costs associated with the broadcast of NFL games, including Super Bowl 50 which was broadcast by CBS in 2016. This increase was partially offset by costs in 2015 associated with Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao pay-per-view boxing event and lower costs for acquired television series as a result of a shift to a higher mix of internally developed television series.

For the three months ended September 30, 2016, the 3% increase in production expenses was mainly driven by higher costs associated with the increase in television licensing revenues. For the nine months ended September 30, 2016, the 6% increase in production expenses was the result of increased investment in internally developed series and costs associated with the Super Bowl production in 2016, partially offset by lower costs associated with the decrease in television licensing revenues.

For the three months ended September 30, 2016, the 7% increase in participation, distribution and royalty costs primarily reflects higher participations and residuals resulting from the increase in television licensing revenues. For the nine months ended September 30, 2016, the 4% decrease in participation, distribution and royalty costs primarily reflects lower participations and residuals associated with lower television licensing revenues.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$640	19%	$597	18%	7%

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$1,887	18%	$1,790	18%	5%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For the three and nine months ended September 30, 2016, SG&A expenses increased 7% and 5%, respectively, primarily as a result of higher pension and other employee-related costs. For the nine months ended September 30, 2016, the increase also reflects higher advertising costs associated with the timing of series premieres on Showtime.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Depreciation and amortization	$61	$65	(6)%	$188	$199	(6)%
For each of the three and nine months ended September 30, 2016, the 6% decrease in depreciation and amortization was the result of intangibles and property and equipment that became fully amortized, as well as the sales of internet businesses in China during 2015.

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

Other Operating Items, Net

	Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)
Other operating items, net	$(9)	$(19)	(53)%
For the nine months ended September 30, 2016 and 2015, other operating items, net includes gains from the sales of internet businesses in China, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

Interest Expense/Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Interest expense	$(104)	$(102)	2%	$(304)	$(289)	5%
Interest income	$7	$6	17%	$22	$18	22%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of September 30, 2016 and 2015:

	At September 30,
		Weighted Average		Weighted Average
	2016	Interest Rate	2015	Interest Rate
Total long-term debt	$8,849	4.47%	$8,409	4.68%
Commercial paper	$33	0.75%	$303	0.46%
In October 2016, in connection with the Company’s previously announced plans to separate its radio business, CBS Radio borrowed $1.46 billion through a $1.06 billion senior secured term loan due 2023 and the issuance of $400 million of 7.25% senior unsecured notes due 2024 through a private placement. The Term Loan bears interest at a rate equal to 3.50% plus the greater of the London Interbank Offered Rate (“LIBOR”) and 1.00%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Other items, net	$2	$(4)	n/m	$(5)	$(23)	78%
n/m - not meaningful
Other items, net for all periods primarily consists of foreign exchange gains and losses. For the three and nine months ended September 30, 2016, other items, net also includes a gain on the sale of an investment.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Tax provision	$176	$211	(17)%	$612	$579	6%
Effective tax rate	25.0%	32.3%		29.6%	32.8%
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. The lower tax rate for the three and nine months ended September 30, 2016 includes a one-time benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(13)	$(16)	(19)%	$(43)	$(35)	23%
For the nine months ended September 30, 2016, equity in loss of investee companies, net of tax includes a $6 million write-down of an international television joint venture to its fair value.

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Net earnings from continuing operations	$514	$426	21%	$1,410	$1,152	22%
Diluted EPS from continuing operations	$1.15	$.88	31%	$3.10	$2.33	33%
For the three and nine months ended September 30, 2016, the increases in net earnings from continuing operations of 21% and 22%, respectively, and the increases in diluted EPS from continuing operations of 31% and 33%, respectively, were each driven by higher operating income and a lower effective tax rate. The increases in diluted EPS also reflect lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Loss from Discontinued Operations
Loss from discontinued operations of $36 million for the three and nine months ended September 30, 2016 reflects the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.

Net Earnings and Diluted EPS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Net earnings	$478	$426	12%	$1,374	$1,152	19%
Diluted EPS	$1.07	$.88	22%	$3.02	$2.33	30%
Segment Results of Operations
In preparation for the planned separation of its radio business, the Company changed the manner in which it manages its television and radio operations during the third quarter of 2016. Accordingly, the Company’s previously reported operating segment, Local Broadcasting, has been separated into two operating segments, Local Media and Radio. In connection with this new segment presentation, the presentation of intercompany revenues has been revised, including station affiliation fees paid by Local Media to the CBS Television Network. Prior period results have been reclassified to conform to this presentation.

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
Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2016		2015		$	%
Revenues:
Entertainment	$1,949	57%	$1,932	59%	$17	1%
Cable Networks	598	18	526	16	72	14
Publishing	226	7	203	6	23	11
Local Media	409	12	376	12	33	9
Radio	319	9	318	10	1	—
Corporate/Eliminations	(105)	(3)	(98)	(3)	(7)	(7)
Total Revenues	$3,396	100%	$3,257	100%	$139	4%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,
		% of Total Operating Income		% of Total Operating Income
					Increase/(Decrease)
	2016		2015		$	%
Segment Operating Income (Loss):
Entertainment	$348	44%	$339	45%	$9	3%
Cable Networks	285	36	246	33	39	16
Publishing	44	5	43	6	1	2
Local Media	122	15	101	13	21	21
Radio	77	10	73	10	4	5
Corporate	(78)	(10)	(49)	(7)	(29)	(59)
Total Operating Income	$798	100%	$753	100%	$45	6%

	Three Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Depreciation and Amortization:
Entertainment	$28	$31	$(3)	(10)%
Cable Networks	6	5	1	20
Publishing	1	1	—	—
Local Media	11	12	(1)	(8)
Radio	7	8	(1)	(13)
Corporate	8	8	—	—
Total Depreciation and Amortization	$61	$65	$(4)	(6)%
Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2016		2015		$	%
Revenues:
Entertainment	$6,483	62%	$5,978	60%	$505	8%
Cable Networks	1,659	16	1,680	17	(21)	(1)
Publishing	558	5	547	5	11	2
Local Media	1,253	12	1,138	11	115	10
Radio	898	8	907	9	(9)	(1)
Corporate/Eliminations	(319)	(3)	(274)	(2)	(45)	(16)
Total Revenues	$10,532	100%	$9,976	100%	$556	6%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income

					Increase/(Decrease)
	2016		2015		$	%
Segment Operating Income (Loss):
Entertainment	$1,148	49%	$947	45%	$201	21%
Cable Networks	740	32	717	34	23	3
Publishing	83	3	80	4	3	4
Local Media	402	17	338	16	64	19
Radio	215	9	195	9	20	10
Corporate	(245)	(10)	(181)	(8)	(64)	(35)
Total Segment Operating Income	2,343	100%	2,096	100%	247	12
Restructuring charges	—		(55)		55	n/m
Other operating items, net	9		19		(10)	(53)
Total Operating Income	$2,352		$2,060		$292	14%
n/m - not meaningful

	Nine Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Depreciation and Amortization:
Entertainment	$88	$95	$(7)	(7)%
Cable Networks	17	17	—	—
Publishing	4	4	—	—
Local Media	33	37	(4)	(11)
Radio	22	23	(1)	(4)
Corporate	24	23	1	4
Total Depreciation and Amortization	$188	$199	$(11)	(6)%
Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Interactive and CBS Films)
Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$1,949	$1,932	$17	1%
Segment Operating Income	$348	$339	$9	3%
Segment Operating Income as a % of revenues	18%	18%
Depreciation and amortization	$28	$31	$(3)	(10)%
Capital expenditures	$23	$33	$(10)	(30)%
For the three months ended September 30, 2016, the 1% increase in revenues was driven by a 39% increase in affiliate and subscription fees, led by higher station affiliation fees and subscription growth for CBS All Access. This growth was largely offset by 4% lower advertising revenues and 3% lower content licensing and distribution revenues. Advertising revenues were impacted by 10 hours of primetime preemptions for the Democratic and Republican conventions and the first Presidential debate, competition from the 2016 Summer Olympics, and sales of internet businesses in China during 2015. The decrease in content licensing and distribution revenues reflects the initial domestic availability of Elementary in the third quarter of 2015, partially offset by sales of various titles from the Company’s television library during the third quarter of 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended September 30, 2016, the 3% increase in operating income was primarily driven by the increase in revenues.
Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$6,483	$5,978	$505	8%
Segment Operating Income	$1,148	$947	$201	21%
Segment Operating Income as a % of revenues	18%	16%
Restructuring charges	$—	$12	$(12)	n/m
Depreciation and amortization	$88	$95	$(7)	(7)%
Capital expenditures	$60	$54	$6	11%
n/m - not meaningful
For the nine months ended September 30, 2016, the 8% increase in revenues was driven by 19% growth in network advertising revenues, driven by the broadcast of Super Bowl 50 and 6% growth in underlying network advertising. Additionally, affiliate and subscription fees grew 54% for the nine months ended September 30, 2016 as a result of higher station affiliation fees and subscription growth for CBS All Access. These increases were partially offset by 8% lower content licensing and distribution revenues due to lower domestic television licensing, as 2015 benefited from the significant licensing sales of NCIS and Elementary, partially offset by growth in international licensing revenues mainly from the sales of five Star Trek series. The revenue comparison was also impacted by the sales of internet businesses in China during 2015.

For the nine months ended September 30, 2016, the 21% increase in operating income was primarily a result of the increase in revenues. Restructuring charges for the nine months ended September 30, 2015 primarily reflected severance costs.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$598	$526	$72	14%
Segment Operating Income	$285	$246	$39	16%
Segment Operating Income as a % of revenues	48%	47%
Depreciation and amortization	$6	$5	$1	20%
Capital expenditures	$4	$5	$(1)	(20)%
For the three months ended September 30, 2016, the 14% increase in revenues principally reflects higher revenues from the domestic licensing of Showtime original series, including Penny Dreadful, as well as growth in affiliate and subscription fees driven by Showtime Networks’ over-the-top service. As of September 30, 2016, subscriptions totaled 75 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 55 million for CBS Sports Network and 33 million for Smithsonian Networks.
For the three months ended September 30, 2016, the 16% increase in operating income primarily reflects the revenue growth partially offset by increased investment in original series.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$1,659	$1,680	$(21)	(1)%
Segment Operating Income	$740	$717	$23	3%
Segment Operating Income as a % of revenues	45%	43%
Depreciation and amortization	$17	$17	$—	—%
Capital expenditures	$8	$8	$—	—%
For the nine months ended September 30, 2016, revenues decreased 1% as the 2015 period benefited from the distribution of the Floyd Mayweather/Manny Pacquiao boxing event, which was the highest grossing pay-per-view event of all time. The decrease in pay-per-view revenues negatively impacted the revenue comparison by nine percentage points. Underlying results reflect higher revenues from the licensing of Showtime original series and Showtime Networks’ over-the-top service.
For the nine months ended September 30, 2016, the 3% increase in operating income was driven by growth from the licensing of Showtime original series and Showtime Networks’ over-the-top service, partially offset by increased investment in programming.
Publishing (Simon & Schuster)
Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$226	$203	$23	11%
Segment Operating Income	$44	$43	$1	2%
Segment Operating Income as a % of revenues	19%	21%
Depreciation and amortization	$1	$1	$—	—%
Capital expenditures	$1	$2	$(1)	(50)%
For the three months ended September 30, 2016, the 11% increase in revenues reflects higher print book sales and growth in digital book sales, mainly from digital audio. Digital revenues represented 23% of Publishing’s total revenues for the third quarter of 2016. Best-selling titles in the third quarter of 2016 included Born to Run by Bruce Springsteen and The Girl with the Lower Back Tattoo by Amy Schumer.
For the three months ended September 30, 2016, operating income increased 2% as the increase in revenues was offset by higher production and selling costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$558	$547	$11	2%
Segment Operating Income	$83	$80	$3	4%
Segment Operating Income as a % of revenues	15%	15%
Depreciation and amortization	$4	$4	$—	—%
Capital expenditures	$7	$4	$3	75%
For the nine months ended September 30, 2016, the 2% increase in revenues reflects higher print book sales and growth in digital audio sales, partially offset by lower digital book sales.
For the nine months ended September 30, 2016, the 4% increase in operating income was driven by the revenue growth partially offset by higher production costs.
Local Media (CBS Television Stations)
Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$409	$376	$33	9%
Segment Operating Income	$122	$101	$21	21%
Segment Operating Income as a % of revenues	30%	27%
Depreciation and amortization	$11	$12	$(1)	(8)%
Capital expenditures	$9	$10	$(1)	(10)%
For the three months ended September 30, 2016, the 9% increase in revenues was driven by 7% growth in advertising revenues, which benefited from higher political advertising sales, and 13% growth in retransmission and subscription revenues.
For the three months ended September 30, 2016, the 21% increase in operating income primarily reflects the revenue growth.

During the fourth quarter of 2016, Local Media revenues are expected to continue to benefit from higher political spending associated with U.S. federal and state elections.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$1,253	$1,138	$115	10%
Segment Operating Income	$402	$338	$64	19%
Segment Operating Income as a % of revenues	32%	30%
Restructuring charges	$—	$19	$(19)	n/m
Depreciation and amortization	$33	$37	$(4)	(11)%
Capital expenditures	$20	$17	$3	18%
n/m - not meaningful
For the nine months ended September 30, 2016, the 10% increase in revenues was led by the broadcast of Super Bowl 50 on CBS during the first quarter of 2016, higher political advertising sales and 16% growth in retransmission and subscription revenues.
For the nine months ended September 30, 2016, the 19% increase in operating income primarily reflects the revenue growth. Restructuring charges for the nine months ended September 30, 2015 primarily reflected severance costs and costs associated with exiting contractual obligations.

Radio (CBS Radio)
Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$319	$318	$1	—%
Segment Operating Income	$77	$73	$4	5%
Segment Operating Income as a % of revenues	24%	23%
Depreciation and amortization	$7	$8	$(1)	(13)%
Capital expenditures	$4	$5	$(1)	(20)%
For the three months ended September 30, 2016, the increase in revenues was primarily driven by higher national advertising sales, offset by lower local advertising sales.
For the three months ended September 30, 2016, the 5% increase in operating income primarily reflects lower employee compensation and talent costs resulting from restructuring activities put in place in 2015.
During the fourth quarter of 2016, Radio revenues are expected to continue to benefit from higher political spending associated with U.S. federal and state elections.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Revenues	$898	$907	$(9)	(1)%
Segment Operating Income	$215	$195	$20	10%
Segment Operating Income as a % of revenues	24%	21%
Restructuring charges	$—	$24	$(24)	n/m
Depreciation and amortization	$22	$23	$(1)	(4)%
Capital expenditures	$14	$16	$(2)	(13)%
n/m - not meaningful
For the nine months ended September 30, 2016, the 1% decrease in revenues was driven by lower local advertising sales, which were partially offset by higher national advertising sales.
For the nine months ended September 30, 2016, the 10% increase in operating income primarily reflects lower employee compensation and talent costs resulting from restructuring charges in 2015, which more than offset the revenue decline. Restructuring charges for the nine months ended September 30, 2015 primarily reflected severance costs.
In connection with the Company’s previously announced plans to separate its radio business, a preliminary registration statement was filed with the SEC during the third quarter of 2016 for the proposed initial public offering of the common stock of CBS Radio.
Corporate
Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Segment Operating Loss	$(78)	$(49)	$(29)	(59)%
Depreciation and amortization	$8	$8	$—	—%
Capital expenditures	$5	$3	$2	67%
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended September 30, 2016, the 59% increase in corporate expenses primarily reflects higher pension and other employee-related costs.
Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
			Increase/(Decrease)
	2016	2015	$	%
Segment Operating Loss	$(245)	$(181)	$(64)	(35)%
Depreciation and amortization	$24	$23	$1	4%
Capital expenditures (a)	$16	$5	$11	n/m
n/m - not meaningful
(a) Primarily reflects the timing of capital projects.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the nine months ended September 30, 2016, the 35% increase in corporate expenses primarily reflects higher pension and other employee-related costs.
Financial Position

	At	At	Increase/(Decrease)
	September 30, 2016	December 31, 2015	$	%
Current Assets:
Cash and cash equivalents	$179	$323	$(144)	(45)%
Receivables, net (a)	3,348	3,628	(280)	(8)
Programming and other inventory (b)	1,459	1,271	188	15
Prepaid income taxes (c)	39	101	(62)	(61)
All other current assets	432	424	8	2
Total current assets	$5,457	$5,747	$(290)	(5)%
(a) The decrease is primarily due to seasonality.
(b) The increase mainly reflects the timing of payments for sports programming.
(c) The decrease is primarily due to the timing of income tax payments.

	At	At	Increase/(Decrease)
	September 30, 2016	December 31, 2015	$	%
Other assets (a)	$2,779	$2,661	$118	4%
(a) The increase primarily reflects higher long-term receivables associated with revenues from television licensing agreements.

	At	At	Increase/(Decrease)
	September 30, 2016	December 31, 2015	$	%
Current Liabilities:
Accounts payable (a)	$153	$192	$(39)	(20)%
Accrued compensation (a)	282	315	(33)	(10)
Program rights	373	374	(1)	—
Deferred revenues (b)	141	295	(154)	(52)
Commercial paper	33	—	33	n/m
Current portion of long-term debt (c)	22	222	(200)	(90)
All other current liabilities	2,094	2,162	(68)	(3)
Total current liabilities	$3,098	$3,560	$(462)	(13)%
n/m - not meaningful
(a) The decrease is due to the timing of payments.
(b) The decrease primarily reflects the timing of advertising revenues.
(c) The decrease is the result of the repayment of $200 million of outstanding senior debentures upon maturity in January 2016.

	At	At	Increase/(Decrease)
	September 30, 2016	December 31, 2015	$	%
Long-term debt (a)	$8,902	$8,226	$676	8%
(a) The increase is primarily the result of the Company’s issuance of $700 million of senior notes during July 2016. (See Note 5 to the consolidated financial statements).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows
The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)
Net cash flow provided by (used for) operating activities from:
Continuing operations	$1,308	$650	$658
Discontinued operations	(2)	(27)	25
Net cash flow provided by operating activities	1,306	623	683
Net cash flow used for investing activities from:
Continuing operations	(181)	(102)	(79)
Discontinued operations	—	(4)	4
Net cash flow used for investing activities	(181)	(106)	(75)
Net cash flow used for financing activities	(1,269)	(812)	(457)
Net decrease in cash and cash equivalents	$(144)	$(295)	$151
Operating Activities. For the nine months ended September 30, 2016, the increase in cash provided by operating activities was primarily driven by growth in affiliate and subscription fees and higher advertising revenues, including from the broadcast of Super Bowl 50, partially offset by increased investment in content.

Cash paid for income taxes for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015
Cash taxes included in operating activities from continuing operations	$383	$317
Excess tax benefits from the exercise of stock options and vesting of restricted stock units, included in financing activities	(13)	(87)
Cash paid for income taxes from continuing operations	$370	$230
The increase in cash paid for income taxes was driven by the increase in pretax earnings, as well lower federal tax refunds applied during the nine months ended September 30, 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Nine Months Ended September 30,
	2016	2015
Acquisitions (a)	$(51)	$(7)
Capital expenditures (b)	(125)	(104)
Investments in and advances to investee companies (c)	(44)	(58)
Proceeds from dispositions (d)	28	75
Other investing activities	11	(8)
Net cash flow used for investing activities from continuing operations	(181)	(102)
Net cash flow used for investing activities from discontinued operations	—	(4)
Net cash flow used for investing activities	$(181)	$(106)
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
(d) Primarily reflects sales of internet businesses in China.

Financing Activities

	Nine Months Ended September 30,
	2016	2015
Repurchase of CBS Corp. Class B Common Stock	$(1,534)	$(2,345)
Proceeds from (repayments of) short-term debt borrowings, net	33	(313)
Proceeds from issuance of senior notes	685	1,959
Repayment of senior debentures	(199)	—
Dividends	(209)	(228)
Proceeds from exercise of stock options	13	137
All other financing activities, net	(58)	(22)
Net cash flow used for financing activities	$(1,269)	$(812)

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Nine Months Ended
	September 30,
	2016	2015
Net cash flow provided by operating activities	$1,306	$623
Capital expenditures	(125)	(104)
Exclude operating cash flow from discontinued operations	(2)	(27)
Free cash flow	$1,183	$546

Repurchase of Company Stock and Cash Dividends
On July 28, 2016, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase program to a total availability of $6.0 billion. During the third quarter of 2016, the Company repurchased 9.5 million shares of its Class B Common Stock under its share repurchase program for $500 million, at an average cost of $52.77 per share. During the nine months ended September 30, 2016, the Company repurchased 29.0 million shares of its Class B Common Stock for $1.50 billion, at an average cost of $51.76 per share, leaving $5.60 billion of authorization at September 30, 2016. Repurchases are expected to be funded by cash flows from operations, and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt. During the fourth quarter of 2016, the Company intends to repurchase $1.5 billion of its Class B Common Stock, including $500 million as part of its ongoing repurchase program and $1.0 billion using the net proceeds from the CBS Radio borrowings. These planned repurchases are subject to market and business conditions, and remain at the discretion of management.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On July 28, 2016, the Company announced that its Board of Directors approved a 20% increase to the quarterly cash dividend on its Class A and Class B Common stock to $.18 from $.15 per share. The total third quarter 2016 dividend was $80 million, which was paid on October 1, 2016.

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	September 30, 2016	December 31, 2015
Commercial paper	$33	$—
Senior debt (1.95% – 7.875% due 2016 – 2045) (a)	8,849	8,365
Obligations under capital leases	75	83
Total debt	8,957	8,448
Less commercial paper	33	—
Less current portion of long-term debt	22	222
Total long-term debt, net of current portion	$8,902	$8,226
(a) At September 30, 2016 and December 31, 2015, the senior debt balances included (i) a net unamortized discount of $53 million and $45 million, respectively, (ii) unamortized deferred financing costs of $45 million and $44 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $7 million and $14 million, respectively. The face value of the Company’s senior debt was $8.94 billion and $8.44 billion at September 30, 2016 and December 31, 2015, respectively.

During July 2016, the Company issued $700 million of 2.90% senior notes due 2027. The Company used the net proceeds from this issuance for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

At September 30, 2016, the Company classified $400 million of debt maturing in July 2017 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Commercial Paper
At September 30, 2016, the Company had $33 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program at a weighted average interest rate of 0.75% and with maturities of less than 45 days. The Company had no outstanding commercial paper borrowings at December 31, 2015.

Credit Facility
During June 2016, the Company amended and restated its $2.5 billion revolving credit facility (the “Credit Facility”). The amended Credit Facility expires in June 2021 and contains provisions that are substantially similar to the previous Credit Facility, which was due to expire in December 2019. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2016, the Company’s Consolidated Leverage Ratio was approximately 2.5x.

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

The Credit Facility is used for general corporate purposes. At September 30, 2016, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS Radio Indebtedness
In October 2016, in connection with the Company’s previously announced plans to separate its radio business, CBS Radio borrowed $1.46 billion through a $1.06 billion senior secured term loan due 2023 and the issuance of $400 million of 7.25% senior unsecured notes due 2024 through a private placement. The Term Loan bears interest at a rate equal to 3.50% plus the greater of LIBOR and 1.00%.

The Term Loan is part of a credit agreement which also includes a $250 million senior secured revolving credit facility (the “Radio Revolving Credit Facility”) which expires in 2021. Interest on the Radio Revolving Credit Facility will be based on either LIBOR or a base rate plus a margin based on CBS Radio’s Consolidated Net Secured Leverage Ratio. The Consolidated Net Secured Leverage Ratio reflects the ratio of CBS Radio’s secured debt (less up to $150 million of cash and cash equivalents) to CBS Radio’s consolidated EBITDA (as defined in the credit agreement). The Radio Revolving Credit Facility requires CBS Radio to maintain a maximum Consolidated Net Secured Leverage Ratio of 4.00 to 1.00. As of November 3, 2016, there were no borrowings outstanding under the Radio Revolving Credit Facility.

This debt is guaranteed by certain subsidiaries of CBS Radio. The Company does not guarantee, or otherwise provide credit support for, the senior notes, Term Loan, or Radio Revolving Credit Facility. The net debt proceeds will be primarily used by the Company to repurchase shares of CBS Corp. Class B Common Stock, with the remainder to be used for general corporate purposes and ongoing cash needs.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at September 30, 2016; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the fourth quarter of 2016, the Company intends to repurchase $1.5 billion of its Class B Common Stock, including $500 million as part of its ongoing repurchase program and $1.0 billion using the net proceeds from the CBS Radio borrowings. These planned repurchases are subject to market and business conditions, and remain at the discretion of management.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2016, the Company had pending approximately 34,400 asbestos claims, as compared with approximately 36,030 as of December 31, 2015 and 37,190 as of September 30, 2015. During the third quarter of 2016, the Company received approximately 930 new claims and closed or moved to an inactive docket approximately 1,320 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. In 2014, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $11 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Beginning in the third quarter of 2016, in connection with its new segment presentation, the Company allocated the goodwill for its Radio segment into three reporting units. The estimated fair value of each of these three reporting units exceeded their respective carrying value by less than 1%, which is consistent with the results of the Company’s 2015 annual impairment test for its CBS Radio reporting unit. The assumptions used in the calculation of the estimated fair values of the three Radio reporting units were similar to those used in the Company’s 2015 annual impairment test for its CBS Radio reporting unit, as disclosed in the discussion of critical accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company’s content; changes in technology and its effect on competition in the Company’s markets; changes in the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; effects relating to the Company exploring, entering into, and/or consummating any potential transaction with Viacom Inc.; the ability to achieve the separation of the Company’s radio business on terms that the Company finds acceptable; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Form 10-Q. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

In connection with the Company’s new segment presentation, the Company allocated the goodwill for its Radio segment into three reporting units. The estimated fair value of each of these three reporting units exceeded their respective carrying value by less than 1%, which is consistent with the results of the Company’s 2015 annual impairment test for its CBS Radio reporting unit. In addition, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, based on the Company’s annual impairment test for FCC licenses performed during the fourth quarter of 2015, the carrying value of FCC licenses in eighteen radio markets was equal to their respective fair values, and the carrying value of FCC licenses in four radio markets was within 10% of their respective estimated fair values. Any downward revisions to the estimated fair value of the three Radio reporting units and/or these FCC licenses could cause the estimated fair values to fall below their respective carrying values, which could result in a noncash impairment charge. Any impairment charge for goodwill and/or FCC licenses could have a material adverse effect on the Company’s reported net earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases to such amount have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended September 30, 2016.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
July 1, 2016 - July 31, 2016	2.2	$55.39	2.2	$5,982
August 1, 2016 - August 31, 2016	3.5	$52.05	3.5	$5,798
September 1, 2016 - September 30, 2016	3.8	$51.91	3.8	$5,603
Total	9.5	$52.77	9.5	$5,603

Item 6.	Exhibits.

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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

(10)		Material Contracts
	(a)	Employment Agreement dated as of September 29, 2016 between CBS Corporation and Anthony G. Ambrosio (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

CBS CORPORATION (Registrant)

Date: November 3, 2016	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: November 3, 2016	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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

(10)		Material Contracts
	(a)	Employment Agreement dated as of September 29, 2016 between CBS Corporation and Anthony G. Ambrosio (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.