Form 10-K
period 2016-12-31
CBS CORP
filed 2017-02-17
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-09553
CBS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2949533 (I.R.S. Employer Identification Number)

51 W. 52nd Street New York, NY 10019 (212) 975-4321 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	New York Stock Exchange
Class B Common Stock, $0.001 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act of 1933). Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value (“Class A Common Stock”), held by non-affiliates was approximately $448,914,844 (based upon the closing price of $58.18 per share as reported by the New York Stock Exchange on that date) and the market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was approximately $21,535,553,110 (based upon the closing price of $54.44 per share as reported by the New York Stock Exchange on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $21,984,467,954.
As of February 14, 2017, 37,598,604 shares of Class A Common Stock and 371,936,529 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of CBS Corporation’s Notice of 2017 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”) (Portion of Item 5; Part III).

PART I

Item 1.	Business.
CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is a mass media company with operations in the following segments:

•
ENTERTAINMENT: The Entertainment segment is composed of the CBS® Television Network; CBS Television Studios®; CBS Studios International™ and CBS Television Distribution™; CBS Interactive™; CBS Films®; and the Company’s digital streaming services, CBS All Access® and CBSN®.

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

•
LOCAL MEDIA: The Local Media segment is composed of CBS Television Stations, the Company’s 30 owned broadcast television stations; and CBS Local Digital Media™, which operates local Websites including content from the Company’s television stations and news and sports radio stations.

For the year ended December 31, 2016, contributions to the Company’s consolidated revenues from its segments were as follows: Entertainment 67%, Cable Networks 16%, Publishing 6% and Local Media 14%. The Company generated approximately 14% of its total revenues from international regions in 2016. For the year ended December 31, 2016, approximately 54% and 14% of total international revenues of approximately $1.85 billion were generated in Europe and Canada, respectively.

The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television stations, internet-based businesses, and consumer publishing.  The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences, and to generate both advertising and non‑advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company continues to increase its investment in both Company-owned and acquired premium content to enhance its opportunities for revenue growth, which include exhibiting its content on multiple digital platforms, including the Company’s owned digital streaming services, as well as third-party live television streaming offerings; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”), including cable, direct broadcast satellite (“DBS”), telephone company, and other distributors, for authorizing the MVPDs’ carriage of the Company’s owned television stations (also known as “retransmission fees”) and cable networks, and securing compensation from television stations affiliated with the CBS Television Network (“station affiliation fees” also known as “reverse compensation”). The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits.

On February 2, 2017, the Company entered into an agreement with Entercom Communications Corp. to combine the Company’s radio business, CBS Radio, with Entercom in a merger to be effected through a Reverse Morris Trust transaction, which is expected to be tax-free to CBS Corp. and its stockholders. In connection with this transaction, the Company intends to split-off CBS Radio through an exchange offer, in which the Company’s stockholders may elect to exchange shares of the Company’s Class B Common Stock for shares of CBS Radio, which will then be immediately converted into shares of Entercom common stock at the time of the merger. The merger and related transactions are collectively referred to as the “Radio Transaction”. The Radio Transaction is subject to customary approvals and closing conditions.  The Company expects to complete the Radio Transaction during the second half of 2017. CBS Radio, which was previously presented in the Company’s former Radio business segment, has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

On July 16, 2014, the Company completed the disposition of CBS Outdoor Americas Inc. (“Outdoor Americas”), which was previously a subsidiary of the Company and has been renamed OUTFRONT Media Inc. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified entertainment companies such as The Walt Disney Company, NBCUniversal Media, LLC, Twenty-First Century Fox, Inc. and Time Warner Inc., and with respect to CBS Radio, Cumulus Media Inc. and iHeartMedia, Inc.

As of December 31, 2016, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates approximately 925 movie screens in the U.S., the United Kingdom (“U.K.”) and South America and manages 3 movie screens in South America, directly or indirectly owned approximately 79.5% of the Company’s voting Class A Common Stock, and approximately 9.5% of the Company’s Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company’s Class A Common Stock are entitled to one vote per share. The Company’s Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company was organized in Delaware in 1986. The Company’s principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Website address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

Entertainment (67%, 67% and 66% of the Company’s consolidated revenues in 2016, 2015 and 2014, respectively, and 53%, 51% and 50% of the Company’s total segment operating income in 2016, 2015 and 2014, respectively)

The Entertainment segment consists of the CBS Television Network; CBS Television Studios, CBS Studios International and CBS Television Distribution, the Company’s television production and syndication operations; CBS Interactive, the Company’s online content networks for information and entertainment; CBS Films, the Company’s producer and distributor of theatrical motion pictures; and the Company’s digital streaming services, CBS All Access and CBSN.

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

The CBS Television Network primarily derives revenues from the sale of advertising time for its network broadcasts. A significant portion of the sale of advertising spots for the network’s non-sports programming occurs annually generally during May through July in the industry’s upfront advertising market for the upcoming television broadcast season, which runs for one year generally commencing in mid-September. Advertisers purchase the remaining advertising spots closer to the broadcast of the related programming in the scatter advertising market. Overall advertising revenue for the network is also impacted by audience ratings for its programming. The Company offers dynamic advertising insertions for the CBS Television Network’s on-demand programming which allow the

Company to change advertisements at any time within such programming and offer advertisers greater audience reach. In addition, the CBS Television Network’s revenues include station affiliation fees.

CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality‑based programming, specials, children’s programs, daytime dramas, game shows and late-night programs such as The Late Show with Stephen Colbert. CBS News operates a worldwide news organization, providing the CBS Television Network and CBS Radio News™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes, 48 Hours Mystery, CBS Evening News with Scott Pelley, CBS This Morning, CBS Sunday Morning and Face the Nation as well as special reports. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts on the television network include The NFL Today; certain PGA Tour Golf Tournaments, the Masters and the PGA Championship; certain games from the NCAA Division I Men’s Basketball Tournament, the rights to which have been extended through 2032 under a March 2016 agreement with the NCAA and Turner Broadcasting System, Inc.; regular-season college basketball games; regular-season college football games, including games from the Southeastern Conference and the NFL’s American Football Conference (AFC) regular-season, post-season wild card playoff, divisional playoff and championship games. In 2016, CBS broadcast Super Bowl 50, for which CBS Sports won three Sports Emmy®Awards, and certain AFC games in the 2016 season under its February 2014 agreement with the NFL to broadcast the AFC package from the 2014 through the 2022 seasons, which also includes certain National Football Conference regular season games and the Super Bowls in 2016, 2019 and 2022. The Company produced and broadcast certain NFL Thursday Night Football games for the 2016 season and will also do so for the 2017 season under its January 2016 agreement with the NFL.

CBS Television Network content also is exhibited via the internet, including through CBS.com™; CBSN, the Company’s live digital streaming advertiser-supported news network available 24 hours a day, seven days a week; and CBS All Access, the Company’s digital streaming subscription service which includes a commercial-free option for on-demand content announced in August 2016. CBS All Access offers both current and library programming as well as original series, such as the upcoming The Good Wife spin-off The Good Fight and Star Trek: Discovery. In December 2016, the Company commenced a multi-year deal with the NFL for the live, local NFL games broadcast by the CBS Television Network to be streamed on certain CBS All Access platforms. Digital streaming services such as CBS All Access and CBSN are also known as “over-the-top” or “OTT” services which provide video content via the internet to users without payment to a traditional MVPD. CBS All Access and CBSN are available at CBS.com and CBSNews.com™, respectively, and through CBS software applications (“apps”) on multiple digital platforms, including Android, iOS, Amazon Fire and Windows 8 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Chromecast, PlayStation, Roku and Xbox connected device platforms, among others. In January 2017, the Company entered into an agreement for the digital streaming of the CBS Television Network’s programming on Hulu’s upcoming live television streaming service. During 2016, the CBS Television Network broadcast the 70th Annual Tony Awards®, the Kennedy Center Honors and the Grammy Awards®. In June 2016, the Company extended an agreement with The Recording Academy® to broadcast the Grammy Awards on the CBS Television Network through 2026. Furthering the Company’s analytic tools regarding television advertising and ratings, in 2016, the Company announced the “NYU Stern / CBS Media Analytics Initiative” to focus on the interactions between television and other media platforms and their influence on consumer exposure and behavior and “Purchase-Driven Planning” with Nielsen Catalina Solutions used to maximize return on investment across television and digital advertising campaigns, all of which supplement the Company’s “Campaign Performance Audit™,” a data-driven approach for analyzing and buying advertising time on broadcast television which helps advertising customers enhance consumer targeting and measure the effectiveness of their advertising.

The CW, a broadcast network and the Company’s 50/50 joint venture with Warner Bros. Entertainment, airs programming, including Jane the Virgin, Crazy Ex-Girlfriend, Supergirl and The Flash. Eight of the Company’s owned television stations are affiliates of The CW. Certain of The CW’s series are streamed on Netflix, a subscription video-on-demand service, including pursuant to output license agreements entered into with Netflix, Inc. in July 2016.

Television Production and Syndication. CBS Television Studios, CBS Studios International and CBS Television Distribution produce, acquire and/or distribute programming worldwide, including series, specials, news and public affairs, and generate revenue principally from the licensing and distribution of such programming. The programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services or distribution via first‑run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company subsequently distributes programming after its initial exhibition on a network, basic cable network or premium subscription service for domestic exhibition on television stations, cable networks or video-on-demand services (known as “off-network syndicated programming”). Off-network syndicated programming and first‑run syndicated programming distributed domestically, as well as programming distributed internationally, can sometimes be sold in successive cycles of sales known as “first cycle,” “second cycle” sales, and so on, which may occur on exclusive or non-exclusive bases. Generally, license fees may decrease with successive sales cycles due to increased program exhibitions.

Programming that was produced or co-produced by the Company’s production group and is broadcast on network television includes, among others, NCIS (CBS), Bull (CBS), Kevin Can Wait (CBS), Madam Secretary (CBS), Scorpion (CBS), Criminal Minds (CBS) and Jane the Virgin (The CW). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including international and/or off‑network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or international markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company’s objective is to recoup its costs and earn a profit through various forms of distribution, including international licensing, domestic syndication and digital streaming of episodes. Generally, international sales of network series are made within one year of the U.S. network run and series must have a network run of at least three or four years to be successfully sold in domestic off-network syndication; however, increasingly, these time frames are being shortened, particularly for sales to digital streaming services. In off-network syndication, the Company distributes series, such as Hawaii Five-O, Criminal Minds, Blue Bloods, The Good Wife, Elementary, NCIS and NCIS: Los Angeles, as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Wheel of Fortune, Jeopardy!, Entertainment Tonight, Inside Edition, The Insider, Dr. Phil, The Doctors, Rachael Ray, Hot Bench and Judge Judy and produces the upcoming series, The Good Wife spin-off The Good Fight, and Star Trek: Discovery, for streaming on CBS All Access. The Company also distributes syndicated and other programming internationally.

The Company continues to monetize its content through digital media. It enters into and renews numerous multi-year licensing agreements for distribution of certain of its programming to various services, including the digital streaming on subscription video-on-demand services owned by Netflix (in the U.S, Canada and countries in Africa, Asia, Europe and Latin America), Amazon (in the U.S., India, Germany and U.K.), Hulu, Hulu Plus (each, in the U.S.), Bell Media (in Canada), Canal Play (in France), DLA (in countries in Latin America and the Caribbean), Foxtel, Stan Entertainment (each, in Australia), iFlix (in Malaysia, Thailand and Philippines), Nippon TV (in Japan), PlayCo (in the Middle East), MultiChoice Africa (in sub-Saharan Africa), Sky TV NZ, Telecom NZ (each, in New Zealand), Telefonica (in Spain), Watchever (in Germany), among others; digital streaming on advertising supported video-on-demand services, such as PPTV (in China); Sony’s broadband pay television service, PlayStation Vue (in the U.S.); and the digital downloading on various electronic-sell-through services owned by Amazon (in the U.S., Germany and the U.K.), Apple (in the U.S., Canada, Australia and countries in Europe), Google (in the U.S. and U.K.) and Microsoft (in the U.S.), among others. In July 2016, the Company announced that its upcoming Star Trek: Discovery series as well as the existing Star Trek series library were licensed to Netflix in 188 countries (excluding the U.S. and Canada) and to Bell Media in Canada.

Fees for television programming licensed for syndication and digital streaming are recorded as revenues at the beginning of the license period in which the programs are made available for exhibition, which, among other reasons, may cause substantial fluctuations in the Entertainment segment’s operating results. Unrecognized revenues attributable to such license agreements were $749 million and $847 million at December 31, 2016 and December 31, 2015, respectively.

The Company has a global channel presence through domestic and international joint ventures. The Company owns a 50% interest in a joint venture with Lionsgate, which owns and operates the entertainment cable network, Pop™. The Company owns a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates six channels in the U.K. and Ireland, including CBS Action™, CBS Drama™, CBS Reality™ and Horror Channel™. The Company also owns a 30% interest in a joint venture with another subsidiary of AMC Networks, which owns and operates six cable and satellite channels in Europe, the Middle East and Africa broadcasting CBS programming and branded as CBS Action, CBS Drama, CBS Reality and CBS Europa™. In Australia, the Company owns an approximately 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN™, a digital television channel service. The Company owns a 30% interest in a joint venture with RTL Group, which owns and operates two cable channels in Southeast Asia in English and local languages, RTL CBS Entertainment™ and RTL CBS Extreme™.

CBS Interactive. CBS Interactive is one of the leading global publishers of premium content on the internet, delivering this content via Web properties, mobile properties and CBS apps on mobile, as well as internet-connected television and other device platform apps. CBS Interactive is ranked among the top internet properties in the world according to comScore Media Metrix. CBS Interactive’s leading brands, including CNET®, CBS.com™, CBS All Access, CBSSports.com™, 247 Sports®, GameSpot®, MaxPreps®,TVGuide.com™, CBSNews.com™, CBSN, ZDNet®, Last.fm®, and MetroLyrics.com®, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.‑based business, which reached approximately 163 million multi-platform unique monthly visitors during December 2016 according to comScore Media Metrix, January 2017, CBS Interactive operates in Asia, Australia and Europe.

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

CBS Interactive owns and operates digital properties, including: CNET, one of the preeminent digital properties for technology and consumer electronics information and featuring news, reviews, downloads and instructional and entertaining video and audio shows about technology; CNET en Espanol™, which delivers CNET.com’s information in the U.S. to Spanish speakers; TVGuide Digital™, which provides comprehensive information about television programming; GameSpot, a leading gaming information digital property providing video game reviews and previews, news, eSports, Webcasts, videos, and game downloads; CBSSports Digital™, which provides sports content, fantasy sports, community and e‑commerce features, and also owns and operates MaxPreps; Last.fm, which is a music recommendation, discovery and social networking property; MetroLyrics.com, which is one of the most popular databases for song lyrics online; and TV.com, which is a destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks.

CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Further extending the CBS.com experience, the Company offers a CBS app for on-demand streaming of various programs from the Company’s current network and library programming to users on multiple digital platforms, including Android, iOS, Amazon Fire and Windows 8 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Chromecast, PlayStation, Roku and Xbox connected device platforms, among others. CBS Interactive operates CBS All Access, the Company’s digital streaming subscription service, which includes a commercial-free option for on-demand content announced in August 2016. CBS All Access offers an on-demand selection of both current and library programming and original series, such as the upcoming The Good Wife spin-off The Good Fight and Star Trek: Discovery, as well as the ability to stream live programming from local CBS Television Stations and certain CBS television station affiliates. In December 2016, the Company commenced a multi-year deal with the NFL for the live, local NFL games broadcast by the CBS Television Network to be streamed on certain CBS All Access platforms. CBS All Access is available at CBS.com and on the multiple digital platforms described above through the CBS app. CBS Interactive also operates CBSN, a live digital streaming advertiser-supported news network available 24 hours a day, seven days a week. CBSN is available at CBSNews.com and on the multiple digital platforms described above through the CBS News app. Through the CBS Audience Network™, the Company delivers video content from its digital properties and television stations and affiliated television stations under an advertiser-supported distribution model to third-party digital properties. The growing slate of the Company’s content available online includes full episodes, clips and highlights based on CBS, CBS Sports Network and Showtime Networks programming as well as original made-for-the-Web content.

CBS Films. CBS Films produces, acquires and distributes theatrical motion pictures across all genres. The budget for each picture is intended to be up to $50 million (or, in certain cases, higher where a co-financing partner is involved) plus advertising and marketing costs at a level consistent with industry custom. The majority of motion pictures produced or acquired by CBS Films is intended for a wide, commercial theatrical release, similar to motion pictures typically produced and released by major studios. CBS Films’ theatrical releases in 2016 were Middle School: The Worst Years of My Life, Hell or High Water and Patriots Day. In 2017, CBS Films’ expected theatrical releases are Dean, The Sense of An Ending and American Assassin.

In general, motion pictures produced or acquired by CBS Films are exhibited theatrically in the U.S. and internationally, followed by exploitation via home entertainment (including DVDs and Blu-ray Discs and electronic rental and sell-through), video-on-demand, pay-per-view, pay television, free television and basic cable, digital media outlets, including subscription video-on-demand, and, in some cases, other channels such as airlines and hotels. CBS Films exploits its motion pictures (including certain ancillary rights such as licensing and merchandising) and generates revenues in all media in the relevant release windows either directly, through affiliated CBS entities, or via third-party distribution arrangements, including CBS Films’ multi-year agreement with Lions Gate Films, which was entered into in November 2014, for Lions Gate Films to distribute CBS Films’ new wide-release motion pictures in all media, except U.S. pay television.

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

CBS Interactive. CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals, such as AOL, MSN and Yahoo!; search engines such as Google, Yahoo! and Bing; online comparison shopping and retail properties, including Amazon.com; vertical content sites in the categories that CBS Interactive’s brands serve such as technology, gaming, music, news, business, food, entertainment and lifestyle focused digital properties; other content sites and apps, such as ESPN.com, HBO GO, Hulu and Netflix, as well as major television broadcast company digital properties, including digital streaming services and apps; and platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

CBS Films. Motion picture production and distribution is a highly competitive business. During the life cycle of the development and production of a motion picture project, CBS Films must compete for the rights to compelling underlying source material and talent such as writers, producers, directors, on-screen performers and other creative personnel. CBS Films must also compete with other buyers for the acquisition of third-party produced motion pictures. Once a motion picture is completed or acquired, CBS Films must compete with numerous other motion pictures produced and/or distributed by various studios and independent producers, including Paramount Pictures Corporation, Walt Disney Studios Motion Pictures, Warner Bros. Entertainment Inc., Lions Gate Entertainment, STX Entertainment, The Weinstein Company, Metro-Goldwyn-Mayer Studios Inc. and Lakeshore Entertainment Group, among others, for audience acceptance as well as limited exhibition outlets across all of the relevant release windows. In addition, the ultimate consumer has many options for entertainment other than motion pictures including video games, sports, travel, outdoor recreation, the internet, and other cultural and computer-related activities.

Cable Networks (16%, 18% and 17% of the Company’s consolidated revenues in 2016, 2015 and 2014, respectively, and 33%, 37% and 37% of the Company’s total segment operating income in 2016, 2015 and 2014, respectively)

The Cable Networks segment is composed of Showtime Networks, which operates the Company’s premium subscription program services, including a digital streaming subscription offering; CBS Sports Network, the Company’s cable network focused on college athletics and other sports; and Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel and a digital streaming subscription service.

Showtime Networks. Showtime Networks owns and operates three commercial-free, premium subscription program services in the U.S.: Showtime, offering original series, recently released theatrical feature films, documentaries, boxing and other sports-related programming, and special events; The Movie Channel, offering recently released theatrical feature films and related programming; and Flix, offering theatrical feature films primarily from the last several decades; and a digital streaming subscription offering of the Showtime service which launched in July 2015. At December 31, 2016, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 76 million subscriptions in the U.S., certain U.S. territories and Bermuda.

Showtime Networks makes versions of Showtime, The Movie Channel and Flix available on-demand, enabling television subscribers to watch individual programs at their convenience. Showtime Networks also makes available Showtime Anytime®, an authenticated version of Showtime, which can be accessed on computers via showtimeanytime.com™ or via certain internet-connected devices through a Showtime Anytime app free of charge to Showtime subscribers as part of their Showtime subscription through participating Showtime Networks’ distributors. Through Showtime Anytime, Showtime subscribers can view on-demand programming as well as the live telecast of the east and west coast feeds of Showtime. Showtime Networks additionally operates the Website SHO.com™ which promotes Showtime, The Movie Channel and Flix programming, and provides information and entertainment and other services. Showtime Networks also makes available a digital streaming subscription offering of the Showtime service for purchase by consumers without a traditional MVPD video subscription. This offering allows subscribers to view on-demand programming as well as the live east and west coast linear feeds of Showtime, and is available at showtime.com™, through the Showtime app on multiple digital platforms, and as an add-on subscription to Amazon Prime, Hulu or Sony’s PlayStation Vue.

Showtime Networks derives revenue principally from the license of its program services to numerous MVPDs, with a substantial portion of such revenue coming from three of the largest such distributors. The costs of acquiring exhibition rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from motion picture studios and other distributors typically covering the U.S. and Bermuda for varying durations, including exclusive motion picture output agreements with CBS Films, Open Road Films, STX Entertainment, Amblin Partners and, for certain DreamWorks motion pictures, Buena Vista Pay Television, a subsidiary of The Walt Disney Company. Showtime Networks’ original series telecast in 2016 included Ray Donovan, Billions, Masters of Sex, The Affair, The Circus, Penny Dreadful, Shameless and House of Lies, among others. In 2016, Showtime Networks also telecast various sports-related programs, including Inside the NFL, 60 Minutes Sports and A Season With Florida State Football, and documentaries such as Weiner, Michael Jackson’s Journey from Motown to Off the Wall and Madonna: Rebel Heart Tour.

Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives revenue by licensing rights it retains in certain of its original programming. The Company enters into licensing arrangements with television networks, internet content distributors, such as Amazon and Netflix, and/or other media companies for the exhibition of certain Showtime original programming domestically and in various international territories. For example, the Company has output agreements with Bell Media Inc. for Canada, and with Sky-affiliated entities for Austria, Germany, Ireland, Italy and the U.K. The Company entered into an output agreement in January 2016 with Stan Entertainment PTY Limited for Australia, and an output agreement in September 2016 with Moviestar+ for Spain.

Showtime Networks also owns a majority of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks offers a companion on-demand version, makes Smithsonian Channel content available on an authenticated basis to certain distributors in the U.S. and licenses Smithsonian Channel content outside of the U.S., including to Blue Ant Television Ltd. in connection with Smithsonian Channel in Canada. In September 2016, Smithsonian Networks launched Smithsonian Channel in Singapore. Smithsonian Networks also operates the Website SmithsonianChannel.com™ and various apps, which promote Smithsonian Channel programming and provide information and entertainment services. Smithsonian Networks also operates Smithsonian Earth™, its digital streaming subscription service featuring original nature and wildlife content in ultra-high definition resolution (4K), which is available to consumers without a traditional MVPD video subscription. Consumers can subscribe to Smithsonian Earth on multiple digital platforms, including Apple TV, Roku and Amazon Fire TV and Prime.

CBS Sports Network. CBS Sports Network is a 24 hours a day, seven days a week cable program service that provides sports and related content, with a strong focus on college sports. The network televises over 600 live professional, amateur, semi-professional and collegiate events annually, highlighted by Division I college football, basketball, hockey and lacrosse, as well as professional bull riding (PBR), professional lacrosse (MLL), arena football (AFL), World’s Toughest Mudder, and various styles of motor sports events (including asphalt, dirt, and off road racing). In addition, the network showcases a variety of original programming, including documentaries, features and studio shows, highlighted by That Other Pre-Game Show (TOPS), NFL Monday QB, Inside College Basketball, Inside College Football, Time to Schein and a first of its kind all-female panel talk show, We Need to Talk. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, Masters Tournament and PGA Championship, and for Showtime Networks relating to Showtime Championship Boxing. CBS Sports Network produces weekday simulcasts of the radio shows Boomer and Carton and The Doug Gottlieb Show. Further, CBS Sports Network televises a diverse slate of additional programming under the CBS Sports Spectacular™ brand, including mixed martial arts, skiing, bowling, surfing, boxing, horse racing, volleyball, cheerleading and skate boarding, among other events. CBS Sports Network had approximately 55 million subscribers as of December 31, 2016. The network derives its revenues from subscription fees and the sale of advertising. CBS Sports Network has secured carriage arrangements with the top MVPDs. The Company also has agreements for the digital streaming of CBS Sports Network programming on several digital streaming services, including Hulu’s upcoming live television streaming service.

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

Publishing (6% of the Company’s consolidated revenues in each of 2016, 2015 and 2014, and 4% of the Company’s total segment operating income in each of 2016, 2015 and 2014)

The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

Simon & Schuster publishes and distributes adult and children’s consumer books in printed, digital and audio formats in the U.S. and internationally. Its digital formats include electronic books and audio books. Simon & Schuster’s major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books, Gallery Books, Touchstone and Howard Books®. Simon & Schuster’s major children’s imprints include Simon Pulse®, Aladdin®, Atheneum Books for Young Readers®, Margaret K. McElderry Books™, Saga Press™ and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the products of certain CBS businesses as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on its own Websites, social media, general internet sites as well as those dedicated to individual titles. Its created assets include online videos showcasing Simon & Schuster authors and new releases on AOL, YouTube, Amazon, Bio.com, MSN.com, Google Newsstand, iTunes, SimonandSchuster.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada, Simon & Schuster Australia, Simon & Schuster India and other distributors, as well as the publication of locally originated titles by its international companies.

In 2016, Simon & Schuster had 277 New York Times bestsellers in hardcover, paperback and electronic formats, collectively, including 33 New York Times #1 bestsellers. Best-selling titles in 2016 include Born to Run by Bruce Springsteen, A Man Called Ove by Fredrik Backman and End of Watch by Stephen King. Best-selling children’s titles include Lady Midnight by Cassandra Clare, Dork Diaries 11: Tales from a Not-So-Friendly Frenemy by Rachel Renée Russell and Rush Revere and The Presidency by Rush Limbaugh and Kathryn Adams Limbaugh. Simon &

Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster’s books over the internet.

The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end‑of‑year holiday season. Major new title releases represent a significant portion of Simon & Schuster’s sales throughout the year. Simon & Schuster’s top two accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. In 2016, the sale of digital content represented approximately 23% of Simon & Schuster’s revenues. The Company expects that electronic books will continue to represent a significant portion of Simon & Schuster revenues in the coming years.

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

Local Media (14%, 12% and 13% of the Company’s consolidated revenues in 2016, 2015 and 2014, respectively, and 22%, 19% and 20% of the Company’s total segment operating income in 2016, 2015 and 2014, respectively)

The Local Media segment is composed of CBS Television Stations, the Company’s 30 owned broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The licenses are renewable every eight years. The Company’s television stations are located in the 6 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area (“DMA”) in 10 major markets. These multiple station markets are: New York (market #1), Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #9), Detroit (market #13), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #23). This group of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming. The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. In addition, the CBS Television Stations group receives retransmission fees from MVPDs for authorizing the MVPDs’ carriage of the Company’s owned television stations. The Company also has agreements for the digital streaming of the Company’s owned television stations on several digital streaming services, including Hulu’s upcoming live television streaming service. The Company’s digital streaming subscription service, CBS All Access, offers an extensive on-demand selection of both current programming and library, original series as well as the ability to stream live programming from local CBS Television Stations and certain CBS television station affiliates. CBS All Access is available at CBS.com and through the CBS app on multiple digital platforms. The Company’s television stations have a digital presence on CBS Local Websites which are operated by CBS Local Digital Media.  The CBS Local Websites and related apps promote the Company’s stations’ programming as well as provide live and on-demand news, traffic, weather, entertainment and sports information, among other services for their local communities. CBS Radio’s local sports and news radio stations also have a digital presence on CBS Local Websites which is expected to continue for specified periods after the closing of the Radio Transaction pursuant to a digital services agreement with the Company. The CBS Local Websites principally derive revenues from the sale of advertising.  The “Television Stations and CBS Local Digital Media Websites” table below includes information with respect to these properties within U.S. television markets. CBS Television Stations and Weigel Broadcasting own and operate through an approximately 50/50 joint venture DECADES™, a national entertainment program service featuring classic television content, movies and original programming for local television stations’ digital sub-channels, which utilize a local television station's available broadcast spectrum to provide a companion to that station's primary channel.

Local Media Competition. Television stations compete for programming, on‑air talent, audiences and advertising revenues with other stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and, in the case of advertising revenues, with other local and national media. The owned and operated television stations’ competitive position is largely influenced by the quality of the syndicated programs and local news programs in time periods not programmed by the network; the strength of the CBS Television Network programming and, in particular, the viewership of the CBS Television Network in the time period immediately prior to the late evening news; and in some cases, by the quality of the broadcast signal. The Company’s television stations face increasing competition from technologies such as audio and visual content delivered via the internet, which create new ways for audiences to consume content of their choosing while avoiding traditional commercial advertising. The Company’s television stations’ Websites face competition for advertisers and visitors from other digital sources of local content.

Television Stations and CBS Local Digital Media Websites
The following table sets forth information with regard to the Company’s owned television stations and related CBS Local Digital Media Websites, as of February 10, 2017, within U.S. television markets:

Television				CBS Local Digital Media(1)
Market and Market Rank(2)	Stations	Type	Network Affiliation	Websites
New York, NY (#1)	WCBS‑TV	UHF	CBS	newyork.cbslocal.com
	WLNY‑TV	UHF	Independent

Los Angeles, CA (#2)	KCAL‑TV	VHF	Independent	losangeles.cbslocal.com
	KCBS‑TV	UHF	CBS

Chicago, IL (#3)	WBBM‑TV	VHF	CBS	chicago.cbslocal.com

Philadelphia, PA (#4)	KYW‑TV	UHF	CBS	philadelphia.cbslocal.com
	WPSG‑TV	UHF	The CW

Dallas‑Fort Worth, TX (#5)	KTVT‑TV	UHF	CBS	dfw.cbslocal.com
	KTXA‑TV	UHF	Independent

San Francisco, CA (#6)	KPIX‑TV	UHF	CBS	sanfrancisco.cbslocal.com
	KBCW‑TV	UHF	The CW

Boston, MA (#9)	WBZ‑TV	UHF	CBS	boston.cbslocal.com
	WSBK‑TV	UHF	MyNetworkTV

Atlanta, GA (#10)	WUPA‑TV	UHF	The CW	atlanta.cbslocal.com

Tampa‑St. Petersburg, FL (#11)	WTOG‑TV	UHF	The CW	tampa.cbslocal.com

Detroit, MI (#13)	WKBD‑TV	UHF	The CW	detroit.cbslocal.com
	WWJ‑TV	UHF	CBS

Seattle‑Tacoma, WA (#14)	KSTW‑TV	VHF	The CW	seattle.cbslocal.com

Minneapolis, MN (#15)	WCCO‑TV	UHF	CBS	minnesota.cbslocal.com
	KCCO‑TV(3)	VHF	CBS
	KCCW‑TV(4)	VHF	CBS

Miami-Ft. Lauderdale, FL (#16)	WFOR‑TV	UHF	CBS	miami.cbslocal.com
	WBFS‑TV	UHF	MyNetworkTV

Denver, CO (#17)	KCNC‑TV	UHF	CBS	denver.cbslocal.com

Sacramento, CA (#20)	KOVR-TV	UHF	CBS	sacramento.cbslocal.com

Television				CBS Local Digital Media(1)
Market and Market Rank(2)	Stations	Type	Network Affiliation	Websites
	KMAX-TV	UHF	The CW

Pittsburgh, PA (#23)	KDKA-TV	UHF	CBS	pittsburgh.cbslocal.com
	WPCW-TV	VHF	The CW

Baltimore, MD (#26)	WJZ‑TV	VHF	CBS	baltimore.cbslocal.com

Indianapolis, IN (#27)	WBXI-CA(5)	UHF	Independent

(1)
The Company’s television stations’ Websites, which are operated by the CBS Local Digital Media group, promote the stations’ programming and provide news, traffic, weather, entertainment and sports information, among other services for their local communities.

(2)	Television market (DMA) rankings based on Nielsen Media Research Local Market Universe Estimates, September 2016.

(3)	KCCO-TV is operated as a satellite station of WCCO-TV.

(4)	KCCW-TV is operated as a satellite station of WCCO-TV.

(5)	WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC’s ownership rules.

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

Intellectual Property and Privacy

Laws affecting intellectual property are of significant importance to the Company. (See “Intellectual Property” on page I-16 for more information on the Company’s brands).

Unauthorized Distribution of Copyrighted Content and Piracy. Unauthorized distribution, reproduction or display of copyrighted material in digital formats without regard to content owners’ copyright rights in television programming, motion pictures, clips and books, such as through pirated DVDs and Blu-ray Discs, unauthorized stored copies and live streaming, internet downloads, file “sharing” and peer-to-peer services, is a threat to copyright owners’ ability to protect and exploit their property. The Company’s digital delivery services and commercial arrangements with digital content providers help reduce the risks associated with unauthorized access to its content. The Company is also engaged in enforcement and other activities to protect its intellectual property and participates in various litigation, public relations programs and legislative activity. These business strategies and enforcement efforts are dependent upon laws and practices that protect the rights of creators and authorized distributors of content.

Laws and Content. The Company derives revenues from the creation and exploitation of creative content, for which the copyright law grants certain exclusive rights, including to reproduce, publicly perform and distribute. The duration of the protection afforded to the Company’s intellectual property depends on the type of property and the laws and regulations of the relevant jurisdiction. Any changes to copyright laws or related regulations that enable the Company to control the distribution of its content, including through court decisions, which diminish the scope of a copyright owner’s exclusive rights, could impact the Company. Proposed legal amendments, such as to the law governing territorial exclusivity of the distribution of content in Europe, could adversely impact the Company’s ability to control and distribute its content.

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

Indecency and Profanity Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC’s maximum forfeiture penalty per station for broadcasting indecent or profane programming is approximately $383,000 per indecent or profane utterance with a maximum forfeiture exposure of approximately $3.5 million for any continuing violation arising from a single act or failure to act. The Company has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material.

License Renewals. Television and radio broadcast licenses are typically granted for standard terms of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company has no pending renewal applications. A station remains authorized to operate while its license renewal application is pending.

License Assignments. The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. Third parties may oppose the Company’s applications to assign, transfer or acquire broadcast licenses.

Ownership Regulation. The Communications Act and FCC rules and regulations limit the ability of individuals and entities to have certain official positions or ownership interests, known as “attributable” interests, above specific levels in broadcast stations as well as in other specified mass media entities. In seeking FCC approval for the acquisition of a broadcast television or radio station license, the acquiring person or entity must demonstrate that the acquisition complies with the FCC’s ownership rules or that a waiver of the rules is in the public interest.

In August 2016, the FCC issued an Order as part of its quadrennial review of its broadcast ownership rules (the “2016 FCC Order”) that largely retained the existing rules, which are briefly summarized below. However, several parties have petitioned the FCC to reconsider this decision and the FCC may relax certain of these rules in 2017, including those related to local television ownership.

Local Television Ownership. Under the FCC’s local television ownership rule, one party may own up to two television stations in the same DMA, so long as at least one of the two stations is not among the top-four ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC, and at least eight independently owned and operating full-power television stations would remain in the market following the acquisition of the second television station. The 2016 FCC Order modified the local television station ownership rule to prohibit transactions involving the sale or swap of network affiliations between same-market television station owners that would result in an entity holding an attributable interest in two top-four ranked television stations. Further, without regard to the number of remaining independently owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. “Satellite” television stations that simply rebroadcast the programming of a “parent” television station are exempt from the local television ownership rule if located in the same DMA as the “parent” station.

Television National Audience Reach Limitation. Under the national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. In a separate September 2016 decision, the FCC eliminated the UHF discount, pursuant to which a UHF television station was attributed with reaching only 50% of the television households in its market. This action is under reconsideration by the FCC, which may lead to the reinstatement of the UHF discount in 2017. The Company currently owns and operates television stations that reach approximately 38% of all U.S. television households not taking into account the UHF discount.

Radio-Television Cross-Ownership Rule. The radio-television cross-ownership rule limits the common ownership of radio and television stations in the same market. The cross-ownership rule may in certain circumstances be more restrictive than the rules that separately limit the ownership of local television stations or local radio stations. The numeric limit under the cross-ownership rule varies according to the number of independent media voices in the market. The Company is in compliance with the cross-ownership rule.

Newspaper-Broadcast Cross-Ownership. The newspaper-broadcast cross-ownership rule, which was largely left unchanged by the 2016 FCC Order, prohibits the common ownership of a television or radio station and daily newspaper in the same market absent a waiver by the FCC.

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

Attribution of Ownership. Under the FCC’s attribution rules, a direct or indirect purchaser of various types of securities of an entity which holds FCC licenses, such as the Company, could violate the foregoing FCC ownership regulations or policies if that purchaser owned or acquired an “attributable” interest in other media properties. Under the FCC’s rules, an “attributable” interest for purposes of the FCC’s broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless the interest holder is properly “insulated” from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent. The FCC is reviewing its single majority voting stockholder attribution exemption, which renders as non‑attributable voting interests up to 49% in a licensee controlled by a single majority voting stockholder. Because NAI holds an attributable interest in both the Company and Viacom Inc., the business of each company is attributable to the other for certain FCC purposes, which may have the effect of limiting and affecting the activities, strategic business alternatives and business terms available to the Company. (See Item 1A. “Risk Factors—The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes, Which May Limit Business Opportunities”).

Alien Ownership. In general, the Communications Act prohibits foreign individuals or entities from owning more than 25% of the voting power or equity of the Company. In September 2016, the FCC clarified and expanded certain rules and procedures and adopted and standardized filing and review procedures for broadcasters seeking to obtain FCC consent to exceed the 25% threshold.

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

Program Access. Under the Communications Act, vertically integrated cable programmers (more fully described below) are generally prohibited from offering different prices, terms or conditions for programming to competing MVPDs unless the differential is justified by certain permissible factors set forth in the FCC’s regulations. Until 2012, the FCC’s “program access” rules also generally prohibited vertically integrated cable programmers from entering into exclusive distribution arrangements with cable operators. The FCC continues to assess the competitive impact of such individual exclusive contracts. A cable programmer is considered to be vertically integrated under the FCC’s program access attribution rules if it owns or is owned in whole or in part by either a cable operator or a telephone company that provides video programming directly to subscribers.

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

National Broadband Plan. In response to the FCC’s March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions to reclaim spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC “repacks” the remaining spectrum dedicated to broadcast television use after the auctions. The legislation provides that the FCC will assist television stations in retaining their current coverage areas, no UHF band stations will be forced into the VHF band and a fund will be established to reimburse broadcasters for reasonable relocation expenses relating to the spectrum‑repacking. These spectrum auctions commenced in May 2016 and are expected to conclude in 2017.

INTELLECTUAL PROPERTY

The Company creates, owns, distributes and exploits under licenses intellectual property worldwide. It is the Company’s practice to protect its products, including its television, radio and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CBS All Access®, CBSN®, CNET®, Showtime®, Showtime Anytime®, The Movie Channel®, Flix®, CBS Films®, CBS Audience Network®, TV.com™, Last.fm®, MetroLyrics®, CSI:®, NCIS®, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS Sports Network®, CBS Interactive™, CBS Local Digital Media™, CBS Radio®and all the call letters for the Company’s stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

At December 31, 2016, the Company employed approximately 15,550 full-time and part-time salaried employees and had approximately 5,720 additional project-based staff, including employees and project-based staff of CBS Radio, which has been presented as a discontinued operation in the Company’s consolidated financial statements.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 17 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

CBS Corp. makes available free of charge on its Website, www.cbscorporation.com (Investors section), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company’s Website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These documents are also available on the SEC’s Website at www.sec.gov.

Item 1A. Risk Factors.

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS

This document, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the documents incorporated by reference into this Annual Report on Form 10-K, contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth below. Additional risks, uncertainties and other factors may be described in the Company’s filings made under the securities laws. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

The Company’s Success and Profitability Are Dependent Upon Audience Acceptance of Its Content, Including Its Television Programs and Motion Pictures, Which Is Difficult to Predict

Television, radio, motion picture and other content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of such content, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a program or motion picture also depends upon the quality and acceptance of other competing programs and motion pictures released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of evolving ratings technologies and measurements, and viewership on platforms or devices, such as tablets, smart phones and other mobile devices, that is not being measured, could have an impact on the Company’s program ratings and advertising revenues. For example, while C-3, a current television industry ratings system, measures live commercial viewing plus three days of DVR and video-on-demand playback, the growing viewership occurring on subsequent days of DVR and video‑on‑demand playback is excluded from C-3 and other subsequent ratings. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company’s television or radio stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company’s cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. The theatrical success of a motion picture, based in large part upon audience acceptance, is a significant factor in determining the revenues it is likely to generate in home entertainment sales, licensing fees and other exploitation during the various other distribution windows. Consequently, low public acceptance of the Company’s content, including its television and radio programs, motion pictures and publications, will have an adverse effect on the Company’s results of operations. In addition, any decreased popularity of programming for which the Company has incurred significant commitments could have an adverse effect on its profitability. Programming and talent commitments of the Company, estimated to aggregate approximately $11.08 billion as of December 31, 2016, primarily included $8.06 billion for sports programming rights, $2.26 billion relating to the production and licensing of television and film programming, and $758 million for talent contracts with $2.30 billion of these amounts payable in and after 2022. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to distribute, could lead to decreased profitability or losses for a significant period of time.

Failure by the Company to Obtain, Create and Retain the Rights Related to Popular Programming Could Adversely Affect the Company’s Revenues
The Company’s revenue from its television, cable networks, radio and motion picture business is partially dependent on the Company’s continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication, however, increasingly, these time frames are being shortened. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company’s revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network’s most widely viewed broadcasts, including golf’s Masters Tournament, the PGA Championship, NFL games, NCAA Division I Men’s Basketball Tournament games, and series such as The Big Bang Theory, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs such as sports events from third parties. CBS Films competes for compelling source material for and the talent necessary to produce motion pictures, as well as with other buyers for the acquisition of third‑party produced motion pictures. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company’s failure to obtain or retain rights to popular content could adversely affect the Company’s revenues.

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive

Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly as are the digital publishing and distribution models for books. Advances in technologies or alternative methods of product delivery or storage, including “cloud-based” DVR storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company’s businesses. Examples of the foregoing include the convergence of television broadcasts and online delivery of programming to televisions and other devices, video-on-demand platforms, tablets, satellite radio, new video and electronic book formats, user-generated content sites, internet and mobile distribution of video content via streaming and downloading, simultaneous live streaming of broadcast content, and place-shifting of content from the home to portable devices on which content is viewable outside the home. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis; technologies, such as DVRs, that enable users to fast-forward or skip advertisements or increase the sharing of subscription content; systems that allow users to access copyrighted product of the Company over the internet or other media; and portable digital devices and systems that enable users to view programming or store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers and adversely affect its revenues. Also, the growing uses of antennas to access broadcast signals to avoid subscriptions, user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. In addition, further increases in the use of internet-connected television or other digital devices, which allow users to consume content on-demand and in remote locations while avoiding traditional commercial advertisements or subscription payments, could adversely affect the Company’s television and radio broadcasting advertising and subscription revenues. Users who reduce, cancel or never had cable television subscription services are also known as “cord-shavers,” “cord-cutters” or “cord-nevers,” respectively. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television and video programming options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the internet to view on television monitors or other devices, which could diminish viewership of the Company’s programming. Generally, changing consumer behavior may impact the Company’s traditional distribution methods, for example, by reducing viewership of its programming (including motion pictures), the demand for DVD and Blu-ray Disc product and/or the desire to see motion pictures in theaters, which could have an adverse impact on the Company’s revenues and profitability. Also, the impact of technological changes on traditional distributors of video programming may adversely affect the Company’s cable networks’ ability to grow revenue. Anticipating and adapting to changes in technology on a timely basis and exploiting new sources of revenue from these changes will affect the Company’s ability to continue to increase its revenue.

Piracy of the Company’s Programming and Other Content, Including Digital Piracy, May Decrease Revenue Received from the Exploitation of the Company’s Programming and Other Content and Adversely Affect Its Businesses and Profitability

Piracy of programming (including motion pictures), books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content, which facilitates the creation, transmission and sharing of high quality unauthorized copies of the Company’s content. Technological advances, which facilitate the streaming of programming via the internet to television screens and other devices, may increase piracy. The proliferation of unauthorized access to content, including through unauthorized live streaming, streaming boxes programmed to seek pirated copies of content, the unauthorized premature release of content and unauthorized account sharing of subscription program services, has an adverse effect on the Company’s businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company’s businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate, evolve and present challenges for enforcement. The Company vigorously defends itself against entities that illegally secure and exhibit its content, including streaming the Company’s content without obtaining the consent of or paying compensation to the Company. Failure of legal protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company’s enforcement costs.

The Company’s Businesses Operate in Highly Competitive and Consolidating Industries

The Company competes with other media companies for high quality content to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various MVPD and other third-party digital platforms. The Company’s ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and radio programming, motion pictures and books and adapt to new technologies and distribution platforms. The consolidation of advertising agencies, distributors and television service providers also has increased their negotiating leverage and made competition for audiences, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of online sales and electronic books sales have resulted in increased competition for limited physical shelf space for the Company’s publications and for the attention of consumers online. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; motion picture studios; the internet; non-traditional programming services; technological innovations in content distribution; terrestrial and satellite radio and portable devices; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company’s stations or networks, or stations or networks might engage in aggressive promotional campaigns. In book publishing, competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. Moreover, the growing use of self-publishing technologies by authors increases competition and could result in decreased use of traditional publishing services. This competition could result in lower ratings and advertising and subscription and other revenues or increased content costs and promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing, new or potential competitors, or that competition and consolidation in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.

The Loss of Affiliation Agreements or Retransmission Agreements or Renewals on Less Favorable Terms Could Materially Adversely Affect the Company’s Results of Operations

The CBS Television Network provides its affiliates with up to approximately 98 hours of regularly scheduled programming per week. In return, the CBS Television Network’s affiliated stations broadcast network-inserted commercials during that programming and pay the Company station affiliation fees. Loss of station affiliation agreements of the CBS Television Network could adversely affect the Company’s results of operations by reducing the reach of the Company’s programming and therefore its attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect the Company’s results of operations. The non-renewal or termination of retransmission agreements with MVPDs or continued distribution on less favorable terms, could also adversely affect the Company’s revenues and its ability to distribute its network programming to a nationwide audience and affect the Company’s ability to sell advertising, which could have a material adverse effect on the Company’s results of operations. Showtime Networks, CBS Sports Network and Smithsonian Networks are also dependent upon the maintenance of distribution agreements with MVPDs and other third-party digital platforms and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks’, CBS Sports Network’s and Smithsonian Networks’ program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. Also, consolidation among MVPDs and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company’s ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all. In addition, MVPDs continue to develop alternative offerings for consumers which are generally smaller than the traditional program package or may allow the consumer to customize its package of program services. To the extent these packages do not include the Company’s programming and become widely accepted in lieu of traditional program packages, the Company could experience a decline in affiliate and subscription revenues.

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

Changes in Communications Laws or Other Regulations May Have an Adverse Effect on the Company’s Business

The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its television and radio stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s licenses could have a material adverse effect on the Company’s revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the common ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company’s ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company’s television and radio properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require television and radio broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political or other advertising may adversely affect the Company’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned in whole or in part by cable distribution or telephone company systems) to all cable program services. The Company’s ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. In response to the FCC’s March 2010 National Broadband Plan, which seeks to provide affordable broadband access throughout the U.S., Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions to reclaim spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that continue their operations may have to change channels once the FCC “repacks” the remaining spectrum dedicated to broadcast television use after the auctions. These spectrum auctions commenced in May 2016 and are expected to conclude in 2017 followed by repacking, which could adversely impact the Company’s broadcast coverage and related revenues. It is difficult to predict the timing or outcome of the FCC’s actions or their effect, if any, on the Company’s broadcasting properties. Legislation could be enacted which could remove over-the-air broadcasters’ existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations and could have an adverse impact on the cost of music programming for the Company. In addition, changes in or new interpretations of international laws and regulations governing competition and the internet, including those affecting data privacy, as well as proposed amendments to the law governing territorial exclusivity of the distribution of content in Europe, may have an adverse impact on the Company’s international businesses and internet properties. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against the Broadcast and Cable Industries Could Have an Adverse Effect on the Company’s Businesses and Results of Operations

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC enforces its indecency rules against the broadcasting industry. The FCC has found on a number of occasions that the content of television and radio broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending licensees. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. The fines for broadcasting indecent material per station are a maximum of approximately $383,000 per utterance. If the FCC denied a license renewal or revoked the license for one of the Company’s broadcast television or radio stations, the Company would lose its authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to the Company’s ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect the Company’s businesses and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of the Company’s cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

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

Breach of Security Measures Regarding Information Systems Could Disrupt Operations and Damage the Company’s Reputation and Could Materially Adversely Affect the Company’s Businesses and Results of Operations

Network and information systems and other technologies are important to the Company’s business activities. Despite the Company’s security measures and disaster recovery planning, network and information systems‑related events, such as computer compromises, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns, employee or partner error or malicious or other activities, and power outages, terrorism, natural or other disasters could result in a disruption of the Company’s services and operations. These events could also result in the improper disclosure of personal data or confidential or proprietary information, including through third parties which receive any of such information on a confidential basis for business purposes and could be subject to any of these events, and damage the Company’s reputation and require the Company to expend resources to remedy any such breaches. The occurrence of any of these events could have a material adverse effect on the Company’s business and results of operations.

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

The Company's Proposed Separation of its Radio Business Is Subject to Approvals and Closing Conditions

During 2016, the Company announced its intention to explore strategic options to separate its radio business. On February 2, 2017, the Company entered into an agreement with Entercom Communications Corp. to combine the Company’s radio business with Entercom in a merger following a split-off of the Company’s radio business, which is expected to occur through an exchange offer. These transactions are subject to customary approvals and closing conditions and other risks and uncertainties, including the ability to complete the transactions on the anticipated terms and schedule; the ability to obtain regulatory and stockholder approvals; changes in U.S. federal tax laws and interpretations and the ability to obtain the anticipated tax treatment of the transactions; the ability to obtain financing related to the transactions upon acceptable terms or at all; and changes in economic, political and market conditions. These risks could adversely impact the Company’s timing and the ability to consummate or achieve the benefits of the transactions.

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

Fluctuations in Foreign Exchange Rates and Political and Economic Risks Associated with the Company’s International Businesses Could Harm the Company’s Financial Condition or Results of Operations

The Company’s businesses operate and have customers worldwide. Certain of the Company’s revenues are earned and expenses are incurred in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations. Other inherent risks of doing business in international markets include changes in the economic environment, potentially adverse tax developments, export restrictions, exchange controls, tariffs and other trade and sanctions barriers and longer payment cycles. The Company may incur substantial expense as a result of the imposition of new restrictions or changes in the existing economic environment in the regions where it does business. For example, the June 2016 non-binding “Brexit” referendum to withdraw the U.K. from the European Union may adversely affect economic and market conditions in the U.K. and other regions where the Company conducts business and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and British Pound. In addition, acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in advertising expenditures, which could materially adversely affect the Company’s business, financial condition or results of operations.

NAI, Through Its Voting Control of the Company, Is in a Position to Control Actions that Require Stockholder Approval

NAI, through its direct and indirect ownership of the Company’s Class A Common Stock, has voting control of the Company. At December 31, 2016, NAI directly or indirectly owned approximately 79.5% of the Company’s voting Class A Common Stock, and approximately 9.5% of the Company’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. Mr. Sumner M. Redstone is the beneficial owner of the controlling interest in NAI and, accordingly, beneficially owns all such shares. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the Company's Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company’s Board of Directors. In addition, Mr. David R. Andelman is a director of NAI and serves as a director of the Company. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. Other stockholders who may have different interests are unable to affect the outcome of the corporate actions of the Company for so long as NAI retains voting control.

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

NAI, Certain Directors and Members of Management May Face Actual or Potential Conflicts of Interest

NAI has voting control of each of the Company and Viacom Inc. Mr. Redstone, the controlling stockholder through the SMR Trust, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the Company and Chairman Emeritus of Viacom Inc. Ms. Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and Viacom Inc. Mr. David R. Andelman is a director of NAI and serves as a director of the Company. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when the Company’s and Viacom Inc.’s directors and controlling stockholder face decisions that could have different implications for the Company and Viacom Inc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Viacom Inc. regarding the terms of the agreements governing the Separation and the relationship between the Company and Viacom Inc. thereafter. These agreements include the Separation Agreement, the Tax Matters Agreement and any commercial agreements between the parties or their affiliates. On occasion, the Company and Viacom Inc. may compete with each other in various commercial enterprises. Potential conflicts of interest could also arise if the Company and Viacom Inc. enter into any commercial arrangements with each other in the future. CBS Corp.’s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and Viacom Inc. CBS Corp.’s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of Viacom Inc. acquires knowledge of a potential corporate opportunity for both the Company and Viacom Inc., such director, officer or controlling stockholder may present such opportunity to the Company or Viacom Inc. or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.’s certificate of incorporation provides that the Company renounces any interest in any such opportunity presented to Viacom Inc. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, 831,000 square feet of which is office space. The Company occupies approximately 275,000 square feet of the office space and leases the balance to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. Showtime Networks leases approximately 230,000 square feet at 1633 Broadway, New York, New York under a lease which expires in 2026. Simon & Schuster leases approximately 292,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2019. CBS Interactive leases approximately 283,000 square feet of space at 235 Second Street, San Francisco, California under a lease which expires in 2022. CBS Interactive subleases approximately 77,000 square feet of this space to third parties. The Company and its subsidiaries also own and lease office, studio and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S., Canada and several other foreign countries for its businesses. The Company considers its properties adequate for its present needs.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2016, the Company had pending approximately 33,610 asbestos claims, as compared with approximately 36,030 as of December 31, 2015 and 41,100 as of December 31, 2014. During 2016, the Company received approximately 4,160 new claims and closed or moved to an inactive docket approximately 6,580 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2016, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $48 million. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of claims against the Company are non-cancer claims. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has remained generally flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company’s estimate of its asbestos liabilities.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information concerning the executive officers of the Company as of February 10, 2017.

Name	Age	Title
Leslie Moonves	67	Chairman of the Board, President and Chief Executive Officer
Anthony G. Ambrosio	56	Senior Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer
Jonathan H. Anschell	48	Executive Vice President, Deputy General Counsel and Secretary
Joseph R. Ianniello	49	Chief Operating Officer
Richard M. Jones	51	Executive Vice President and General Tax Counsel
Lawrence Liding	48	Executive Vice President, Controller and Chief Accounting Officer
Gil Schwartz	65	Senior Executive Vice President and Chief Communications Officer
Lawrence P. Tu	62	Senior Executive Vice President and Chief Legal Officer

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption.

Mr. Moonves has been Chairman of the Board, President and Chief Executive Officer of the Company since February 3, 2016. Prior to that, Mr. Moonves served as President and Chief Executive Officer and a Director of the Company since January 1, 2006. Previously, Mr. Moonves served as Co-President and Co-Chief Operating Officer of Former Viacom since June 2004, Chairman and Chief Executive Officer of CBS since 2003 and as its President and Chief Executive Officer since 1998. Mr. Moonves joined former CBS Corporation in 1995 as President, CBS Entertainment. Prior to that, Mr. Moonves was President of Warner Bros. Television since July 1993.

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

Mr. Ianniello has been Chief Operating Officer of the Company since June 2013. Prior to that, Mr. Ianniello served as Executive Vice President and Chief Financial Officer of the Company since August 2009. Previously, he served as Deputy Chief Financial Officer of the Company since November 2008, as Senior Vice President, Chief Development Officer and Treasurer of the Company since September 2007, as Senior Vice President, Finance and Treasurer of the Company since January 1, 2006, as Senior Vice President and Treasurer of Former Viacom since July 2005 and as Vice President, Corporate Development of Former Viacom from 2000 to 2005.

Mr. Jones has been Executive Vice President and General Tax Counsel since August 2014. Previously, he served as Senior Vice President and General Tax Counsel of the Company since January 1, 2006 and for Former Viacom in December 2005. Prior to that, he served as Vice President of Tax, Assistant Treasurer and Tax Counsel for NBC Universal, Inc. since 2003 and he spent 13 years with Ernst & Young in their media & entertainment and transaction advisory services practices. Mr. Jones also serves as the Company’s Chief Veteran Officer and served honorably as a non-commissioned officer in the U.S. Army’s 75th Ranger Regiment and 10th Mountain Division.

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

Mr. Schwartz has been Senior Executive Vice President and Chief Communications Officer of the Company since June 2013. Prior to that, he served as Executive Vice President and Chief Communications Officer of the Company since January 1, 2006. Previously, he served as Executive Vice President of CBS Communications Group from 2004 until January 1, 2006, as Senior Vice President, Communications of CBS from 2000 to 2004 and as Senior Vice President, Communications of the former CBS Corporation from 1996 to 2000. Prior to that, Mr. Schwartz served as Vice President, Corporate Communications of Westinghouse Broadcasting from 1995 to 1996 and as Vice President, Communications for Westinghouse Broadcasting’s Group W Television Stations from 1989 to 1995. Mr. Schwartz joined Westinghouse Broadcasting in 1981.

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

	Voting Class A		Non-Voting Class B
	Common Stock		Common Stock
	High	Low	High	Low

2016
1st quarter	$59.99	$46.86	$55.38	$41.36
2nd quarter	$61.77	$53.13	$57.89	$50.53
3rd quarter	$61.51	$49.92	$58.22	$48.88
4th quarter	$66.99	$55.27	$65.09	$54.35
2015
1st quarter	$64.63	$53.93	$63.71	$52.94
2nd quarter	$72.50	$57.02	$63.95	$55.21
3rd quarter	$58.44	$42.54	$56.39	$38.51
4th quarter	$57.90	$43.28	$52.18	$38.76
On January 26, 2017, the Company announced a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, payable on April 1, 2017. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2016 and 2015, resulting in total annual dividends of $294 million, or $.66 per share for 2016 and $293 million, or $.60 per share for 2015. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended December 31, 2016 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
October 1, 2016 - October 31, 2016	7.3	$56.18	7.3	$5,193
November 1, 2016 - November 30, 2016	11.4	$58.68	11.4	$4,527
December 1, 2016 - December 31, 2016	6.7	$62.72	6.7	$4,107
Total	25.4		25.4	$4,107
As of February 14, 2017, there were approximately 1,525 record holders of CBS Corp. Class A Common Stock and approximately 21,255 record holders of CBS Corp. Class B Common Stock.
Additional information required by this item is contained in the CBS Corp. Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group of companies identified below.
The performance graph assumes $100 invested on December 31, 2011 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2016.
Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2016

CBS Corp. Class A Common Stock
CBS Corp. Class B Common Stock
S&P 500
Peer Group(a)
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016

December 31,	2011	2012	2013	2014	2015	2016
CBS Corp. Class A Common Stock	$100	$139	$235	$210	$196	$247
CBS Corp. Class B Common Stock	$100	$142	$240	$210	$181	$248
S&P 500	$100	$116	$154	$175	$177	$198
Peer Group (a)	$100	$138	$210	$251	$237	$263
(a) The Peer Group consists of the following companies: The Walt Disney Company, Twenty-First Century Fox, Inc. and Time Warner Inc. CBS Radio is presented as a discontinued operation as of December 31, 2016 and as a result, Cumulus Media Inc., which was previously included in the peer group, has been excluded.

Item 6.	Selected Financial Data.
CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31, (a)
	2016 (b) (c)	2015 (b) (d)	2014 (b) (e)	2013	2012
Revenues	$13,166	$12,671	$12,519	$12,713	$11,514
Operating income	$2,621	$2,658	$2,590	$2,663	$2,415
Net earnings from continuing operations	$1,552	$1,554	$1,151	$1,520	$1,288
Net earnings (loss) from discontinued operations, net of tax	$(291)	$(141)	$1,808	$359	$286
Net earnings	$1,261	$1,413	$2,959	$1,879	$1,574

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$3.50	$3.21	$2.09	$2.50	$2.01
Net earnings (loss) from discontinued operations, net of tax	$(.66)	$(.29)	$3.29	$.59	$.45
Net earnings	$2.84	$2.92	$5.38	$3.09	$2.45

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$3.46	$3.18	$2.05	$2.44	$1.95
Net earnings (loss) from discontinued operations, net of tax	$(.65)	$(.29)	$3.22	$.58	$.43
Net earnings	$2.81	$2.89	$5.27	$3.01	$2.39

Dividends per common share	$.66	$.60	$.54	$.48	$.44

At Year End:
Total assets:
Continuing operations	$19,642	$18,695	$18,372	$17,191	$17,072
Discontinued operations	4,596	5,070	5,563	9,014	9,121
Total assets	$24,238	$23,765	$23,935	$26,205	$26,193
Total debt:
Continuing operations	$9,375	$8,448	$7,112	$6,403	$5,886
Discontinued operations	1,345	—	—	14	14
Total debt	$10,720	$8,448	$7,112	$6,417	$5,900
Total Stockholders’ Equity	$3,689	$5,563	$6,970	$9,966	$10,213
(a) During the fourth quarter of 2016, CBS Corporation (the “Company” or “CBS Corp.”) classified CBS Radio as held for sale and as a result, CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. Also included in discontinued operations is CBS Outdoor Americas Inc., which was disposed of in 2014, and Outdoor Europe, which was sold in 2013.
(b) Included in net earnings (loss) from discontinued operations, net of tax, are noncash impairment charges of $444 million ($427 million, net of tax), or $.95 per diluted share, in 2016, and $484 million ($297 million, net of tax), or $.61 per diluted share, in 2015, in each case to reduce the carrying value of CBS Radio’s intangible assets. For 2014, net earnings from discontinued operations, net of tax, included a gain on the disposal of Outdoor Americas of $1.56 billion, or $2.78 per diluted share.
(c) In 2016, the Company recorded a one-time pension settlement charge of $211 million in operating income ($130 million, net of tax), or $.29 per diluted share, for the settlement of pension obligations resulting from the completion of the Company’s offer to eligible former employees to receive lump-sum distributions of their pension benefits.
(d) In 2015, the Company recorded gains from the sales of internet businesses in China of $139 million in operating income ($131 million, net of tax), or $.27 per diluted share.
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

Overview
Business overview and strategy
The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television stations, internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company continues to increase its investment in both Company-owned and acquired premium content to enhance its opportunities for revenue growth, which include exhibiting the Company’s content on multiple digital platforms, including the Company’s owned digital streaming services as well as third-party live television streaming offerings; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”) and television stations affiliated with the CBS Television Network. The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits. The Company’s continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues.

CBS Radio Separation
On February 2, 2017, the Company entered into an agreement with Entercom Communications Corp. to combine the Company’s radio business, CBS Radio, with Entercom in a merger to be effected through a Reverse Morris Trust transaction, which is expected to be tax-free to CBS Corp. and its stockholders. In connection with this transaction, the Company intends to split-off CBS Radio through an exchange offer, in which the Company’s stockholders may elect to exchange shares of the Company’s Class B Common Stock for shares of CBS Radio, which will then be immediately converted into shares of Entercom common stock at the time of the merger. This transaction is subject to customary approvals and closing conditions.  The Company expects to complete the transaction during the second half of 2017. CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operational highlights 2016 vs. 2015

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
GAAP:
Revenues	$13,166	$12,671	$495	4%
Operating income	$2,621	$2,658	$(37)	(1)%
Net earnings from continuing operations	$1,552	$1,554	$(2)	—%
Net earnings	$1,261	$1,413	$(152)	(11)%
Diluted EPS from continuing operations	$3.46	$3.18	$.28	9%
Diluted EPS	$2.81	$2.89	$(.08)	(3)%

Non-GAAP: (a)
Adjusted operating income	$2,861	$2,564	$297	12%
Adjusted net earnings	$1,840	$1,618	$222	14%
Adjusted diluted EPS	$4.11	$3.31	$.80	24%
(a) See pages II-6 and II-7 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).

For 2016, revenues increased 4% to $13.17 billion, led by the broadcast of Super Bowl 50 on CBS, growth in affiliate and subscription fees and higher political advertising sales. These increases were partially offset by the benefit to 2015 from Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao boxing event, and lower content licensing and distribution revenues compared with 2015, which included significant licensing sales of NCIS and Elementary.

Operating income decreased 1% from 2015. Comparability of operating income was impacted by discrete items, which for 2016 included charges for a pension settlement and restructuring activities, and for 2015 included gains from the sales of internet businesses in China and restructuring charges. On an adjusted basis, operating income was up 12% driven by the increase in revenues. Diluted earnings per share (“EPS”), which included the previously mentioned discrete items as well as impairment charges at CBS Radio, which have been presented in discontinued operations, was $2.81 for 2016 compared with $2.89 for 2015. On an adjusted basis, EPS was $4.11, up 24% from $3.31 for 2015, driven by the higher adjusted operating income and lower weighted average shares outstanding as a result of the Company’s $3.0 billion of share repurchases during 2016. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company. These adjusted results are non-GAAP financial measures. See pages II-6 and II-7 for details of the discrete items excluded from adjusted results, along with reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company generated operating cash flow from continuing operations of $1.45 billion in 2016 and $1.19 billion in 2015. Free cash flow for 2016 was $1.26 billion compared with $1.02 billion for 2015. These increases were driven by growth in affiliate and subscription fees and higher advertising revenues, including from the broadcast of Super Bowl 50 on CBS, partially offset by increased investment in content. The Company generated operating cash flow from discontinued operations of $231 million in 2016 and $205 million in 2015. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages II-30 and II-31 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with GAAP, to free cash flow.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Pension Settlement
In September 2016, the Company offered eligible former employees who had not yet initiated pension benefit payments the option to make a one-time election to receive the present value of their pension benefits as a lump-sum distribution or to commence an immediate monthly annuity benefit. As a result, the Company recorded a one-time pension settlement charge of $211 million in 2016.

Share repurchases
Following is a summary of the Company’s purchases of its Class B Common Stock during the year ended December 31, 2016:

Total Number of Shares Purchased (in millions)	Average Price Per Share	Dollar Value of Shares Repurchased	Remaining Authorization
54.3	$55.15	$3,000	$4,107

Dividends

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Dividends per share	$.66	$.60	$.06	10%
Total dividends	$294	$293	$1	—%
On July 28, 2016, the Company announced that its Board of Directors approved a 20% increase to the quarterly cash dividend on its Class A Common Stock and Class B Common Stock to $.18 from $.15 per share.

Reconciliation of Non-GAAP Measures
The following tables present adjusted operating income, adjusted net earnings, and adjusted diluted EPS, which exclude the impact of discrete items. These adjusted results are non-GAAP financial measures, which are reconciled below to the most directly comparable financial measures in accordance with GAAP.

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Operating income	$2,621	$2,658	$(37)	(1)%
Discrete items:
Pension settlement charge	211	—
Restructuring and merger and acquisition-related costs	38	45
Other operating items, net (a)	(9)	(139)
Adjusted operating income	$2,861	$2,564	$297	12%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Net earnings	$1,261	$1,413	$(152)	(11)%
Discrete items:
Pension settlement charge (net of tax benefit of $81 million)	130	—
Restructuring and merger and acquisition-related costs (net of tax benefit of $18 million in 2016 and $32 million in 2015) (b)	28	49
Other operating items, net (net of tax benefit of $4 million in 2016 and $8 million in 2015) (a)	(5)	(131)
Write-down of equity investment	10	—
Discrete tax items (c)	(11)	—
CBS Radio impairment charges (net of tax benefit of $17 million in 2016 and $187 million in 2015)	427	297
Other adjustments for discontinued operations (d)	—	(10)
Adjusted net earnings	$1,840	$1,618	$222	14%

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Diluted EPS	$2.81	$2.89	$(.08)	(3)%
Discrete items:
Pension settlement charge	.29	—
Restructuring and merger and acquisition-related costs (b)	.06	.10
Other operating items, net (a)	(.01)	(.27)
Write-down of equity investment	.02	—
Discrete tax items (c)	(.02)	—
CBS Radio impairment charges	.95	.61
Other adjustments for discontinued operations (d)	—	(.02)
Adjusted diluted EPS (e)	$4.11	$3.31	$.80	24%
(a) Other operating items, net for 2016 and 2015 includes gains from the sales of internet businesses in China, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.
(b) Adjustments to net earnings and diluted EPS include CBS Radio restructuring charges of $8 million ($5 million, net of tax) in 2016 and $36 million ($21 million, net of tax) in 2015, which are included in net loss from discontinued operations.
(c) Reflects a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016, and a charge of $36 million from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business, which is included in net loss from discontinued operations.
(d) Primarily reflects a decrease to the guarantee liability associated with the 2013 disposition of Outdoor Europe.
(e) Amounts may not sum as a result of rounding.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segments

CBS Corp. operates in the following four segments:

ENTERTAINMENT:  The Entertainment segment consists of the CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Interactive and CBS Films as well as the Company’s digital streaming services, CBS All Access and CBSN.  Entertainment’s revenues are generated primarily from advertising sales, the licensing and distribution of its content, and affiliate and subscription fees.  The Entertainment segment contributed 67% to consolidated revenues in each of the years 2016 and 2015, and 66% in 2014, and 53%, 51% and 50% to total segment operating income in 2016, 2015 and 2014, respectively.

CABLE NETWORKS:  The Cable Networks segment consists of Showtime Networks, CBS Sports Network and Smithsonian Networks. Cable Networks’ revenues are generated primarily from affiliate and subscription fees and the licensing and distribution of its content.  The Cable Networks segment contributed 16%, 18% and 17% to consolidated revenues in 2016, 2015, and 2014, respectively, and 33% to total segment operating income in 2016 and 37% in each of the years 2015 and 2014.

PUBLISHING:  The Publishing segment consists of Simon & Schuster’s consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Atria Books.  Publishing generates revenues from the distribution of consumer books in print, digital and audio formats. The Publishing segment contributed 6% to consolidated revenues in each of the years 2016, 2015, and 2014, and 4% to total segment operating income in each of the years 2016, 2015, and 2014.

LOCAL MEDIA:  The Local Media segment consists of CBS Television Stations and CBS Local Digital Media, with revenues generated primarily from advertising sales and retransmission fees. The Local Media segment contributed 14%, 12% and 13% to consolidated revenues in 2016, 2015, and 2014, respectively, and 22%, 19%, and 20% to total segment operating income in 2016, 2015, and 2014, respectively.

Consolidated Results of Operations—2016 vs. 2015
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2016	Revenues	2015	Revenues	$	%
Advertising	$6,288	48%	$5,824	46%	$464	8%
Content licensing and distribution	3,673	28	3,903	31	(230)	(6)
Affiliate and subscription fees	2,978	22	2,724	21	254	9
Other	227	2	220	2	7	3
Total Revenues	$13,166	100%	$12,671	100%	$495	4%
Advertising
For 2016, the 8% increase in advertising revenues was driven by CBS’s broadcast of the Super Bowl, which is broadcast on the CBS Television Network once every three years through 2022 under the current contract; higher political advertising sales; and 3% growth in underlying network advertising. The increase in network advertising reflects higher pricing, including from increased demand, partially offset by lower ratings, including from the broadcast of NFL games.

In 2017, the advertising revenue comparison will be negatively affected by the benefit in 2016 from the broadcast of the Super Bowl on CBS and strong political advertising spending. However, advertising revenues in 2017 will benefit from the CBS Television Network’s broadcast of the National Semifinals and National Championship games

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which are broadcast on the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner Broadcasting System, Inc. (“Turner”). The CBS Television Network’s upfront advertising sales (“Upfront”) for the 2016/2017 television broadcast season, which runs from the middle of September 2016 through the middle of September 2017, resulted in pricing increases compared with the prior broadcast season, which is expected to benefit advertising revenues during the 2016/2017 broadcast season (See page I-2 for a description of the Upfront market). However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming.
Content licensing and distribution
Content licensing and distribution revenues are principally comprised of fees from the licensing of internally produced television programming; fees from the distribution of third party programming; and revenues from the publishing and distribution of consumer books. For 2016, the 6% decrease in content licensing and distribution revenues primarily reflected lower domestic television licensing revenues compared with 2015, which included the sales of NCIS, Elementary and CSI. A significant contributor to television licensing revenues in 2016 was the international licensing of five Star Trek series.

Content licensing and distribution revenue comparisons are impacted by fluctuations resulting from the timing of the availability of Company-owned television series for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition. Unrecognized revenues attributable to license agreements for produced programming that is not yet available for exhibition were $749 million and $847 million at December 31, 2016 and 2015, respectively. As of the end of 2016, the Company had approximately 500 episodes of scripted original programming that had not yet been made available in the secondary domestic marketplace (See page II-51 for a description of the secondary marketplace).

Total outstanding receivables attributable to revenues recognized under licensing agreements at December 31, 2016 and 2015 were $3.82 billion and $3.83 billion, respectively. At December 31, 2016, the total amount due from these receivables was $1.63 billion in 2017, $1.03 billion in 2018, $595 million in 2019, $349 million in 2020, and $216 million in 2021 and thereafter.

Affiliate and subscription fees
Affiliate and subscription fees are principally comprised of revenues received from MVPDs for carriage of the Company’s cable networks (“cable affiliate fees”), as well as for authorizing the MVPDs’ carriage of the Company’s owned television stations (“retransmission fees”); fees received from television stations affiliated with the CBS Television Network (“station affiliation fees”); subscription fees for digital streaming services; and revenues received for the distribution of pay-per-view boxing events. For 2016, the 9% increase in affiliate and subscription fees reflects 35% growth in station affiliation fees and retransmission fees, and revenues from the Company’s streaming subscription services, including CBS All Access and the Showtime digital streaming subscription offering. These increases were partially offset by the benefit to 2015 from Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao boxing event, which was the highest grossing pay-per-view event of all time.

Over the next few years, the Company expects to benefit from the renewal of several of its agreements with station affiliates and MVPDs as well as from agreements with new distributors of live television streaming offerings. In addition, the Company’s existing agreements with station affiliates and MVPDs include annual contractual increases. Together, these factors are expected to result in continued growth in affiliate and subscription fees over the next several years.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues
International revenues primarily consist of television licensing revenues. The Company generated approximately 14% and 16% of its total revenues from international regions in 2016 and 2015, respectively.

		% of		% of
Year Ended December 31,	2016	International	2015	International
United Kingdom	$279	15%	$345	17%
Other Europe	717	39	691	35
Canada	256	14	286	14
Asia	190	10	236	12
Other	407	22	446	22
Total International Revenues	$1,849	100%	$2,004	100%
Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2016	Expenses	2015	Expenses	$	%
Programming	$2,941	37%	$2,892	37%	$49	2%
Production	2,658	34	2,604	33	54	2
Participation, distribution and royalty	1,058	13	1,109	14	(51)	(5)
Other	1,299	16	1,306	16	(7)	(1)
Total Operating Expenses	$7,956	100%	$7,911	100%	$45	1%
Programming expenses reflect the amortization of acquired rights of programs exhibited on the television broadcast and cable networks, and television stations. For 2016, the 2% increase in programming expenses was primarily driven by increased sports programming costs associated with the broadcast of NFL games, including Super Bowl 50, which was broadcast by CBS in 2016, partially offset by three fewer Thursday Night Football games than 2015. This increase was partially offset by costs in 2015 associated with Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao pay-per-view boxing event and lower costs for acquired television series as a result of a shift to a higher mix of internally developed television series.

Production expenses reflect the amortization of direct costs of internally developed television and theatrical film content as well as other television production costs, including on-air talent. For 2016, the 2% increase in production expenses reflected increased investment in internally developed television series, partially offset by lower expenses associated with the decrease in television licensing revenues.

Participation, distribution and royalty costs primarily include participation and residual expenses for television programming, royalty costs for Publishing content and other distribution expenses incurred with respect to television content, such as print and advertising. For 2016, the 5% decrease in participation, distribution and royalty costs primarily reflected lower participations associated with lower licensing sales of the CSI franchise.

Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses

		% of		% of	Increase/(Decrease)
Year Ended December 31,	2016	Revenues	2015	Revenues	$	%
Selling, general and administrative expenses	$2,124	16%	$1,961	15%	$163	8%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. The 8% increase in SG&A primarily reflects incremental advertising, marketing and employee-related costs to support the Company’s growth initiatives, and higher pension and incentive compensation costs.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Depreciation and amortization	$225	$235	$(10)	(4)%
For 2016, the 4% decrease in depreciation and amortization was the result of intangibles and property and equipment that became fully amortized, and the sales of internet businesses in China.

Pension Settlement Charge
In September 2016, the Company offered eligible former employees who had not yet initiated pension benefit payments the option to make a one-time election to receive the present value of their pension benefits as a lump-sum distribution or to commence an immediate monthly annuity benefit. As a result, the Company paid a total of $518 million of lump-sum distributions in 2016 using its pension plan assets, representing 12% of the total obligations of its qualified pension plans. Accordingly, the Company recorded a one-time settlement charge of $211 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

Restructuring and Merger and Acquisition-Related Costs
During the year ended December 31, 2016, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs. These restructuring activities are expected to reduce the Company’s annual cost structure by approximately $30 million.

During the year ended December 31, 2015, the Company recorded restructuring charges of $45 million, reflecting $24 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2014, the Company recorded restructuring charges of $19 million, reflecting $11 million of severance costs and $8 million of costs associated with exiting contractual obligations.

As of December 31, 2016, the cumulative settlements for the 2016, 2015, and 2014 restructuring charges were $55 million, of which $33 million was for severance costs and $22 million related to costs associated with exiting contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2018.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2016	2016	Balance at
	December 31, 2015	Charges	Settlements	December 31, 2016
Entertainment	$19	$16	$(15)	$20
Cable Networks	—	4	—	4
Publishing	—	1	—	1
Local Media	11	6	(5)	12
Corporate	1	3	(2)	2
Total	$31	$30	$(22)	$39

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	December 31, 2015
Entertainment	$6	$26	$(13)	$19
Local Media	5	19	(13)	11
Corporate	2	—	(1)	1
Total	$13	$45	$(27)	$31
During the fourth quarter of 2016, the Company incurred professional fees of $8 million associated with merger and acquisition-related activities.

Other Operating Items, Net
For 2016 and 2015, other operating items, net included gains from the disposition of businesses in China, and for 2016, also included a multiyear, retroactive impact of a new operating tax.

Interest Expense/Income

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Interest expense	$(411)	$(392)	$19	5%
Interest income	$32	$24	$8	33%
The following table presents the Company’s outstanding debt balances, excluding capital leases and discontinued operations debt, and the weighted average interest rate as of December 31, 2016 and 2015:

		Weighted Average		Weighted Average
At December 31,	2016	Interest Rate	2015	Interest Rate
Total long-term debt	$8,850	4.47%	$8,365	4.68%
Commercial paper	$450	0.98%	$—	n/a
n/a - not applicable
Other Items, Net

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Other items, net	$(12)	$(26)	$14	54%
Other items, net for 2016 and 2015 primarily consisted of foreign exchange losses.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Provision for Income Taxes

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Tax provision	$(628)	$(676)	$(48)	(7)%
Effective tax rate	28.2%	29.9%
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. The Company’s income tax provision for 2016 included a one-time benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016, and a tax benefit of $81 million related to the pension settlement charge of $211 million. In 2015, the Company’s income tax provision included a tax provision of $8 million related to gains from the sales of internet businesses in China of $139 million.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for the Company’s domestic and international equity investments:

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Domestic	$(67)	$(60)	$(7)	(12)%
International	(8)	4	(12)	n/m
Tax benefit	25	22	3	14
Equity in loss of investee companies, net of tax	$(50)	$(34)	$(16)	(47)%
n/m - not meaningful
For 2016, equity in loss of investee companies, net of tax included $10 million for the write-down of an international television joint venture to its fair value.
Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Net earnings from continuing operations	$1,552	$1,554	$(2)	—%
Diluted EPS from continuing operations	$3.46	$3.18	$.28	9%
Net earnings from continuing operations for 2016 was comparable with 2015, as the increase in revenues was offset by the 2016 pension settlement charge of $211 million ($130 million, net of tax), and 2015 gains on the sales of internet businesses in China of $139 million ($131 million, net of tax). The 9% increase in diluted EPS from continuing operations was driven by lower weighted average shares outstanding as a result of the Company’s share repurchases during 2016, which totaled $3.0 billion.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Discontinued Operations
The following tables set forth details of net earnings (loss) from discontinued operations for the years ended December 31, 2016 and 2015.

Year Ended December 31, 2016	CBS Radio	Other	Total
Revenues from discontinued operations	$1,220	$—	$1,220
Costs and expenses:
Operating	397	—	397
Selling, general and administrative	497	—	497
Depreciation and amortization	26	—	26
Restructuring charges	8	—	8
Impairment charge	444	—	444
Total costs and expenses	1,372	—	1,372
Operating loss	(152)	—	(152)
Interest expense	(17)	—	(17)
Other income	2	—	2
Loss from discontinued operations	(167)	—	(167)
Income tax provision	(88)	(36)	(124)
Net loss from discontinued operations, net of tax	$(255)	$(36)	$(291)

Year Ended December 31, 2015	CBS Radio	Other	Total
Revenues from discontinued operations	$1,223	$—	$1,223
Costs and expenses:
Operating	415	—	415
Selling, general and administrative	500	(17)	483
Depreciation and amortization	29	—	29
Restructuring charges	36	—	36
Impairment charge	484	—	484
Total costs and expenses	1,464	(17)	1,447
Operating income (loss)	(241)	17	(224)
Other income	1	—	1
Earnings (loss) from discontinued operations	(240)	17	(223)
Income tax benefit (provision)	89	(7)	82
Net earnings (loss) from discontinued operations, net of tax	$(151)	$10	$(141)

The results of CBS Radio for 2016 included a pretax noncash impairment charge of $444 million ($427 million, net of tax) to reduce the carrying value of CBS Radio’s goodwill and FCC licenses in 11 markets to their fair value and for 2015, included a pretax noncash impairment charge of $484 million ($297 million, net of tax) to reduce the carrying value of radio FCC licenses in 18 markets to their fair value.

For 2016, net loss from discontinued operations also included a charge of $36 million from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation. For 2015, net loss from discontinued operations also included a decrease to the guarantee liability associated with the 2013 disposition of the Company’s outdoor advertising business in Europe (“Outdoor Europe”) as a result of a reduction to the risk associated with the guarantee.

CBS Radio Indebtedness
In October 2016, in connection with the Company’s previously announced plans to separate its radio business, CBS Radio borrowed $1.46 billion through a $1.06 billion senior secured term loan due 2023 (“Term Loan”) and the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

issuance of $400 million of 7.25% senior unsecured notes due 2024 through a private placement. During the fourth quarter of 2016, CBS Radio prepaid $100 million of the Term Loan, leaving $960 million outstanding at December 31, 2016. The Term Loan is part of a credit agreement which also includes a $250 million senior secured revolving credit facility (the “Radio Revolving Credit Facility”) which expires in 2021. At December 31, 2016, the total outstanding borrowing under the Radio Revolving Credit Facility was $10 million. This debt is guaranteed by certain subsidiaries of CBS Radio. The Company does not guarantee, or otherwise provide credit support for, the senior notes, Term Loan, or Radio Revolving Credit Facility.

Net Earnings and Diluted EPS

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Net earnings	$1,261	$1,413	$(152)	(11)%
Diluted EPS	$2.81	$2.89	$(.08)	(3)%
Consolidated Results of Operations— 2015 vs. 2014
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2015	Revenues	2014	Revenues	$	%
Advertising	$5,824	46%	$5,934	47%	$(110)	(2)%
Content licensing and distribution	3,903	31	3,990	32	(87)	(2)
Affiliate and subscription fees	2,724	21	2,362	19	362	15
Other	220	2	233	2	(13)	(6)
Total Revenues	$12,671	100%	$12,519	100%	$152	1%
Advertising
For 2015, the 2% decrease in advertising revenues was principally driven by lower local advertising revenues, mainly from the benefit to 2014 from midterm elections. These declines were partially offset by growth in network advertising revenues, which increased 1% despite the broadcast of fewer sporting events on the CBS Television Network in 2015. The increase in network advertising reflects higher scatter pricing in the second half of the year, primarily as a result of increased demand. The increase is also driven by more inventory available to be sold at higher prices in the scatter market as a result of fewer units sold in the Upfront for the 2015/2016 season compared with the 2014/2015 season.

Content licensing and distribution
For 2015, the 2% decrease in content licensing and distribution revenues reflects lower domestic television licensing revenues, partially offset by higher international television licensing revenues. Significant contributors to domestic licensing revenues in 2015 included Elementary and NCIS, while 2014 included Blue Bloods, Hawaii Five-0, and Dexter.

Affiliate and subscription fees
For 2015, the 15% increase in affiliate and subscription fees reflects 43% growth in station affiliation fees and retransmission fees; higher cable affiliate fees from growth in rates; higher revenues from pay-per-view boxing events as 2015 included the Floyd Mayweather/Manny Pacquiao boxing event, which was the highest grossing pay-per-view event of all time; and revenues from new streaming subscription services.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues
International revenues primarily consist of television licensing revenues. The Company generated approximately 16% and 14% of its total revenues from international regions in 2015 and 2014, respectively.

		% of		% of
Year Ended December 31,	2015	International	2014	International
United Kingdom	$345	17%	$270	15%
Other Europe	691	35	657	37
Canada	286	14	241	13
Asia	236	12	262	15
Other	446	22	363	20
Total International Revenues	$2,004	100%	$1,793	100%
Operating Expenses

		% of Total		% of Total
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2015	Expense	2014	Expense	$	%
Programming	$2,892	37%	$2,918	38%	$(26)	(1)%
Production	2,604	33	2,287	30	317	14
Participation, distribution and royalty	1,109	14	1,185	15	(76)	(6)
Other	1,306	16	1,299	17	7	1
Total Operating Expenses	$7,911	100%	$7,689	100%	$222	3%
For 2015, the 1% decrease in programming expenses reflected lower costs for acquired television series as a result of a shift to a higher mix of internally developed television, partially offset by increased sports programming costs associated with higher revenues from NFL broadcasts and pay-per-view boxing events.

For 2015, the 14% increase in production expenses reflects an increased investment in internally developed television series as well as higher costs associated with the mix of titles sold under television licensing agreements in 2015 compared with 2014. The Company produced approximately 20% more hours of original scripted programming in 2015 compared with 2014.

For 2015, the 6% decrease in participation, distribution and royalty costs primarily reflects lower participations and residuals associated with the decrease in licensing revenues.

Selling, General and Administrative Expenses

		% of		% of	Increase/(Decrease)
Year Ended December 31,	2015	Revenues	2014	Revenues	$	%
Selling, general and administrative expenses	$1,961	15%	$1,971	16%	$(10)	(1)%
Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Depreciation and amortization	$235	$250	$(15)	(6)%
For 2015, the 6% decrease in depreciation and amortization was the result of intangibles and property and equipment that became fully amortized.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring Charges
During the year ended December 31, 2014, the Company recorded restructuring charges of $19 million, reflecting $11 million of severance costs and $8 million of costs associated with exiting contractual obligations. The 2014 restructuring reserve was substantially utilized by December 31, 2015.

Interest Expense/Income

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Interest expense	$(392)	$(363)	$29	8%
Interest income	$24	$13	$11	85%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of December 31, 2015 and 2014:

		Weighted Average		Weighted Average
At December 31,	2015	Interest Rate	2014	Interest Rate
Total long-term debt	$8,365	4.68%	$6,399	4.88%
Commercial paper	$—	n/a	$616	0.46%
n/a - not applicable
Net Loss on Early Extinguishment of Debt
For 2014, the loss on early extinguishment of debt of $352 million reflected a pretax loss associated with the Company’s redemption of $1.07 billion of its long-term debt.

Other Items, Net

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Gain on sale of investments	$—	$4	$(4)	(100)%
Foreign exchange losses	(26)	(34)	8	24
Other items, net	$(26)	$(30)	$4	13%
Provision for Income Taxes

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Tax provision	$(676)	$(659)	$17	3%
Effective tax rate	29.9%	35.5%
The Company’s income tax provision for 2015 included a tax provision of $8 million related to gains from the sales of internet businesses in China of $139 million. In 2014, the Company’s income tax provision included a tax benefit of $133 million associated with the loss on early extinguishment of debt of $352 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for the Company’s domestic and international equity investments:

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Domestic	$(60)	$(68)	$8	12%
International	4	(11)	15	136
Tax benefit	22	31	(9)	(29)
Equity in loss of investee companies, net of tax	$(34)	$(48)	$14	29%
Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Net earnings from continuing operations	$1,554	$1,151	$403	35%
Diluted EPS from continuing operations	$3.18	$2.05	$1.13	55%
For 2015, the 35% increase in net earnings from continuing operations and the 55% increase in diluted EPS from continuing operations was driven by a 2014 loss on early extinguishment of debt of $352 million ($219 million, net of tax) and 2015 gains from the sales of internet businesses in China of $139 million ($131 million, net of tax). The diluted EPS comparison also benefited from lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program and the split-off of Outdoor Americas during 2014.

 Discontinued Operations
The following table sets forth details of net earnings from discontinued operations for the year ended December 31, 2014:

Year Ended December 31, 2014	CBS Radio	Outdoor Americas	Other	Total
Revenues from discontinued operations	$1,295	$677	$—	$1,972
Costs and expenses:
Operating	401	366	—	767
Selling, general and administrative	498	131	(21)	608
Depreciation and amortization	31	88	—	119
Restructuring charges	7	—	—	7
Impairment charge	52	—	—	52
Total costs and expenses	989	585	(21)	1,553
Operating income	306	92	21	419
Interest expense	—	(34)	—	(34)
Earnings from discontinued operations	306	58	21	385
Income tax provision	(103)	(18)	(8)	(129)
Net earnings from discontinued operations, net of tax	203	40	13	256
Gain on disposal	—	1,557	—	1,557
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	—	5	—	5
Net earnings from discontinued operations attributable to CBS Corp.	$203	$1,592	$13	$1,808

During 2014, the Company completed the disposition of Outdoor Americas, which was previously a subsidiary of the Company and has been renamed OUTFRONT Media Inc. The disposition resulted in a gain of $1.56 billion, which is included in net earnings from discontinued operations for 2014.

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
For 2014, included in net earnings is the gain of $1.56 billion, or $2.78 per diluted share, on the disposal of Outdoor Americas.

Segment Results of Operations - 2016 vs. 2015
In preparation for the planned separation of its radio business, the Company changed the manner in which it manages its television and radio operations during the third quarter of 2016. Accordingly, the Company began presenting Local Media, which was previously combined with CBS Radio in the Local Broadcasting segment, as a separate operating segment. In connection with the new segment presentation, the presentation of intercompany revenues was revised, including station affiliation fees paid by Local Media to the CBS Television Network. In addition, CBS Radio has been presented as a discontinued operation of the Company. Results for all periods presented have been reclassified to conform to this presentation.

The Company presents operating income (loss) excluding a pension settlement charge, restructuring and merger and acquisition-related costs, and other operating items, net, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings is presented in Note 17 (Reportable Segments) to the consolidated financial statements.

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2016	Revenues	2015	Revenues	$	%
Entertainment	$8,877	67%	$8,438	67%	$439	5%
Cable Networks	2,160	16	2,242	18	(82)	(4)
Publishing	767	6	780	6	(13)	(2)
Local Media	1,779	14	1,592	12	187	12
Corporate/Eliminations	(417)	(3)	(381)	(3)	(36)	(9)
Total Revenues	$13,166	100%	$12,671	100%	$495	4%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

		% of Total		% of Total
		Segment		Segment
		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2016	Income	2015	Income	$	%
Segment Operating Income (Loss):
Entertainment	$1,519	53%	$1,294	51%	$225	17%
Cable Networks	959	33	945	37	14	1
Publishing	119	4	114	4	5	4
Local Media	618	22	487	19	131	27
Corporate	(354)	(12)	(276)	(11)	(78)	(28)
Total Segment Operating Income	2,861	100%	2,564	100%	297	12
Pension settlement charge	(211)		—		(211)	n/m
Restructuring and merger and acquisition-related costs	(38)		(45)		7	16
Other operating items, net	9		139		(130)	(94)
Total Operating Income	$2,621		$2,658		$(37)	(1)%
n/m - not meaningful

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Depreciation and Amortization:
Entertainment	$117	$126	$(9)	(7)%
Cable Networks	23	23	—	—
Publishing	6	6	—	—
Local Media	44	48	(4)	(8)
Corporate	35	32	3	9
Total Depreciation and Amortization	$225	$235	$(10)	(4)%
Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Interactive and CBS Films)

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Revenues	$8,877	$8,438	$439	5%
Segment Operating Income	$1,519	$1,294	$225	17%
Segment Operating Income as a % of revenues	17%	15%	n/m	n/m
Restructuring charges	$16	$26	$(10)	(38)%
Depreciation and amortization	$117	$126	$(9)	(7)%
Capital expenditures	$98	$99	$(1)	(1)%
n/m - not meaningful
2016 vs. 2015
For 2016, the 5% increase in revenues was primarily driven by 10% growth in network advertising revenues, mainly from the broadcast of Super Bowl 50 on CBS in 2016 and 3% growth in underlying network advertising revenues. Affiliate and subscription fees grew 45% as a result of higher station affiliation fees and subscription growth for CBS All Access. These increases were partially offset by 7% lower content licensing and distribution revenues compared to 2015, which included significant licensing sales of NCIS, Elementary and CSI, while 2016 benefited from the international licensing of five Star Trek series. The revenue comparison was also impacted by the sales of internet businesses in China.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The increase in operating income of 17% primarily reflects the increase in revenues. For 2016 and 2015, restructuring charges primarily reflected severance costs and costs associated with exiting contractual obligations and other related costs.

In 2017, the revenue comparison will be negatively affected by the benefit to 2016 from the broadcast of the Super Bowl, which will also air on the CBS Television Network in 2019 and 2022 under the current contract. Revenues in 2017 will benefit from the CBS Television Network’s broadcast of the National Semifinals and National Championship games of the NCAA Tournament, which are broadcast on the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner. In addition, results in 2017 are expected to benefit from continued growth in affiliate and subscription fee revenues, driven by the renewal of several of the Company’s agreements with its television station affiliates and annual contractual increases on multiyear agreements with television station affiliates. Revenue comparisons will also be impacted by fluctuations resulting from the timing of availability of television series for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Revenues	$2,160	$2,242	$(82)	(4)%
Segment Operating Income	$959	$945	$14	1%
Segment Operating Income as a % of revenues	44%	42%	n/m	n/m
Restructuring charges	$4	$—	$4	n/m
Depreciation and amortization	$23	$23	$—	—%
Capital expenditures	$19	$18	$1	6%
n/m - not meaningful
2016 vs. 2015
For 2016, the 4% decrease in revenues was a result of the benefit in 2015 from Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao boxing event, which was the highest grossing pay-per-view event of all time. The decrease in pay-per-view revenues negatively impacted the revenue comparison by seven percentage points. In addition, content licensing and distribution revenues decreased 8% from 2015, reflecting the timing of multiyear agreements for the international licensing of Showtime original series, partially offset by the domestic licensing sale of Penny Dreadful in 2016. Higher revenues from the Showtime digital streaming subscription offering partially offset these declines. As of December 31, 2016, subscriptions totaled approximately 76 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 55 million for CBS Sports Network and 32 million for Smithsonian Networks.

Operating income increased 1% driven by contributions from the Showtime digital streaming subscription offering, partially offset by lower television licensing revenues. Restructuring charges in 2016 primarily reflected severance costs.

Revenue comparisons in 2017 may be impacted by fluctuations resulting from the timing of availability of television series for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Revenues	$767	$780	$(13)	(2)%
Segment Operating Income	$119	$114	$5	4%
Segment Operating Income as a % of revenues	16%	15%	n/m	n/m
Restructuring charges	$1	$—	$1	n/m
Depreciation and amortization	$6	$6	$—	—%
Capital expenditures	$9	$10	$(1)	(10)%
n/m - not meaningful
2016 vs. 2015
For 2016, the 2% decrease in revenues reflects lower digital book sales, partially offset by growth in digital audio sales. Digital sales represented 23% of Publishing’s total revenues for 2016. Best-selling titles for 2016 included Born to Run by Bruce Springsteen, End of Watch by Stephen King and A Man Called Ove by Fredrik Backman.

The 4% increase in operating income mainly resulted from lower production, inventory and selling costs. For 2016, restructuring charges primarily reflected severance costs.
Local Media (CBS Television Stations and CBS Local Digital Media)

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Revenues	$1,779	$1,592	$187	12%
Segment Operating Income	$618	$487	$131	27%
Segment Operating Income as a % of revenues	35%	31%	n/m	n/m
Restructuring charges	$6	$19	$(13)	(68)%
Depreciation and amortization	$44	$48	$(4)	(8)%
Capital expenditures	$37	$28	$9	32%
n/m - not meaningful
2016 vs. 2015
For 2016, the 12% increase in revenues was led by higher political advertising sales in 2016 as a result of U.S. federal and state elections, 14% growth in retransmission and subscription revenues, and the broadcast of Super Bowl 50 on CBS during the first quarter of 2016.

The increase in operating income of 27% primarily reflects the revenue growth. For 2016 and 2015, restructuring charges reflected severance costs and costs associated with exiting contractual obligations and other related costs.

In 2017, the revenue comparison will be negatively affected by the benefit in 2016 from strong political advertising associated with U.S. federal and state elections and the broadcast of the Super Bowl, which will also air on the CBS Television Network in 2019 and 2022 under the current contract. Results in 2017 are expected to benefit from continued growth in retransmission revenues, driven by the renewal of several of the Company’s agreements with MVPDs and annual contractual increases on multiyear agreements with MVPDs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Segment Operating Loss	$(354)	$(276)	$(78)	(28)%
Restructuring charges	$3	$—	$3	n/m
Depreciation and amortization	$35	$32	$3	9%
Capital expenditures (a)	$33	$16	$17	106%
n/m - not meaningful
(a) Primarily reflects the timing of capital projects.
2016 vs. 2015
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. The 28% increase in corporate expenses primarily reflects higher incentive compensation, pension costs and expenses associated with an increase in the Company’s stock price. Restructuring charges in 2016 primarily reflected severance costs.

Segment Results of Operations - 2015 vs. 2014

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2015	Revenues	2014	Revenues	$	%
Entertainment	$8,438	67%	$8,309	66%	$129	2%
Cable Networks	2,242	18	2,176	17	66	3
Publishing	780	6	778	6	2	—
Local Media	1,592	12	1,624	13	(32)	(2)
Corporate/Eliminations	(381)	(3)	(368)	(2)	(13)	(4)
Total Revenues	$12,671	100%	$12,519	100%	$152	1%

		% of Total		% of Total
		Segment		Segment
		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2015	Income	2014	Income	$	%
Segment Operating Income (Loss):
Entertainment	$1,294	51%	$1,316	50%	$(22)	(2)%
Cable Networks	945	37	974	37	(29)	(3)
Publishing	114	4	101	4	13	13
Local Media	487	19	515	20	(28)	(5)
Corporate	(276)	(11)	(297)	(11)	21	7
Total Segment Operating Income	2,564	100%	2,609	100%	(45)	(2)
Restructuring charges	(45)		(19)		(26)	(137)
Other operating items, net	139		—		139	n/m
Total Operating Income	$2,658		$2,590		$68	3%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Depreciation and Amortization:
Entertainment	$126	$139	$(13)	(9)%
Cable Networks	23	23	—	—
Publishing	6	6	—	—
Local Media	48	54	(6)	(11)
Corporate	32	28	4	14
Total Depreciation and Amortization	$235	$250	$(15)	(6)%

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Interactive and CBS Films)

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Revenues	$8,438	$8,309	$129	2%
Segment Operating Income	$1,294	$1,316	$(22)	(2)%
Segment Operating Income as a % of revenues	15%	16%	n/m	n/m
Restructuring charges	$26	$8	$18	n/m
Depreciation and amortization	$126	$139	$(13)	(9)%
Capital expenditures	$99	$94	$5	5%
n/m - not meaningful
2015 vs. 2014
For 2015, the 2% increase in revenues was primarily driven by 47% growth in affiliate and subscription fees. Network advertising revenues increased 1%, despite the broadcast of fewer sporting events on the CBS Television Network in 2015, reflecting higher scatter pricing in the second half of the year, primarily as a result of increased demand. The increase is also driven by more inventory available to be sold at higher prices in the scatter market as a result of fewer units sold in the Upfront for the 2015/2016 broadcast season, compared with the 2014/2015 season. Overall advertising revenues for the Entertainment segment remained flat as the increase in network advertising revenues was offset by the impact from the sale of an internet business in China during the first quarter of 2015. Content licensing and distribution revenues decreased 3% reflecting lower domestic television licensing revenues, which were partially offset by higher international television licensing revenues. Significant contributors to domestic television licensing revenues in 2015 included Elementary and NCIS, while 2014 included Blue Bloods, Hawaii Five-0 and Criminal Minds.

The decrease in operating income of 2% was primarily driven by increased investment in programming and digital distribution initiatives. For 2015 and 2014, restructuring charges primarily reflected severance costs and costs associated with exiting operating facilities.

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

During 2015, the Company launched its digital streaming subscription offering of Showtime that is available on showtime.com and through the Showtime app on multiple platforms. Subscribers to this offering have on-demand access to Showtime original series, theatrical feature films, documentaries and sports-related programming, as well as the live east and west coast linear feeds of Showtime.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Media (CBS Television Stations and CBS Local Digital Media)

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Revenues	$1,592	$1,624	$(32)	(2)%
Segment Operating Income	$487	$515	$(28)	(5)%
Segment Operating Income as a % of revenues	31%	32%	n/m	n/m
Restructuring charges	$19	$5	$14	n/m
Depreciation and amortization	$48	$54	$(6)	(11)%
Capital expenditures	$28	$37	$(9)	(24)%
n/m - not meaningful
2015 vs. 2014
For 2015, the 2% decrease in revenues primarily reflected lower political advertising revenues as 2014 benefited from midterm elections. This decrease was partially offset by growth of 21% in retransmission and subscription revenues.

The 5% decrease in operating income was driven by the revenue decline, partially offset by lower programming and employee-related costs as a result of cost-cutting measures. Restructuring charges in 2015 and 2014 principally reflected severance costs.

Corporate

			Increase/(Decrease)
Year Ended December 31,	2015	2014	$	%
Segment Operating Loss	$(276)	$(297)	$21	7%
Restructuring charges	$—	$5	$(5)	n/m
Depreciation and amortization	$32	$28	$4	14%
Capital expenditures	$16	$27	$(11)	(41)%
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financial Position

			Increase/(Decrease)
At December 31,	2016	2015	$	%
Current assets:
Cash and cash equivalents	$598	$317	$281	89%
Receivables, net (a)	3,314	3,375	(61)	(2)
Programming and other inventory (b)	1,427	1,270	157	12
Prepaid income taxes (c)	30	101	(71)	(70)
Current assets of discontinued operations	305	323	(18)	(6)
All other current assets, net	389	361	28	8
Total current assets	$6,063	$5,747	$316	5%
(a) The allowance for doubtful accounts as a percentage of receivables was 1.8% at December 31, 2016 compared with 1.7% at December 31, 2015.
(b) The increase mainly reflects the timing of payments for sports programming.
(c) The decrease is primarily due to the timing of income tax payments.

			Increase/(Decrease)
At December 31,	2016	2015	$	%
Programming and other inventory (a)	$2,439	$1,957	$482	25%
(a) The increase is primarily due to increased investment in programming.

			Increase/(Decrease)
At December 31,	2016	2015	$	%
Other assets (a)	$2,707	$2,633	$74	3%
(a) Included in other assets are receivables associated with long-term television licensing arrangements. As of December 31, 2016, total outstanding receivables from licensing arrangements, including both current and noncurrent, were $3.82 billion versus $3.83 billion at December 31, 2015. At December 31, 2016, the total amount due from these receivables was $1.63 billion in 2017, $1.03 billion in 2018, $595 million in 2019, $349 million in 2020, and $216 million in 2021 and thereafter.

			Increase/(Decrease)
At December 31,	2016	2015	$	%
Assets of discontinued operations (a)	$4,291	$4,747	$(456)	(10)%
(a) The decrease primarily reflects an impairment charge of $444 million ($427 million, net of tax) to reduce the carrying value of CBS Radio’s goodwill and FCC licenses to their fair value. (See Note 4 to the consolidated financial statements).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
At December 31,	2016	2015	$	%
Current liabilities:
Accounts payable	$148	$159	$(11)	(7)%
Accrued compensation (a)	369	306	63	21
Program rights (b)	290	372	(82)	(22)
Deferred revenues (c)	152	294	(142)	(48)
Commercial paper	450	—	450	n/m
Current portion of long-term debt (d)	23	222	(199)	(90)
Current liabilities of discontinued operations	155	143	12	8
All other current liabilities, net	2,121	2,064	57	3
Current liabilities	$3,708	$3,560	$148	4%
n/m - not meaningful
(a) The increase is due to higher employee-related costs and the timing of payments.
(b) The decrease primarily reflects the timing of payments for sports programming.
(c) The decrease primarily reflects the timing of advertising revenues.

(d)	The decrease is the result of the repayment of $200 million of outstanding senior debentures upon maturity in January 2016.

			Increase/(Decrease)
At December 31,	2016	2015	$	%
Long-term debt (a)	$8,902	$8,226	$676	8%
(a) The increase is primarily the result of the Company’s issuance of $700 million of senior notes in July 2016. (See Note 9 to the consolidated financial statements).

			Increase/(Decrease)
At December 31,	2016	2015	$	%
Pension and postretirement benefit obligations (a)	$1,769	$1,575	$194	12%
(a) The increase was driven by changes in actuarial assumptions, primarily a decrease in the discount rate.

			Increase/(Decrease)
At December 31,	2016	2015	$	%
Liabilities of discontinued operations (a)	$2,451	$1,139	$1,312	115%
(a) The increase is primarily the result of the incurrence of CBS Radio indebtedness. (See Note 4 to the consolidated financial statements).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows
The changes in cash and cash equivalents were as follows:

			Increase/ (Decrease)		Increase/ (Decrease)
Year Ended December 31,	2016	2015	2016 vs. 2015	2014	2015 vs. 2014
Cash provided by operating activities from:
Continuing operations	$1,454	$1,189	$265	$916	$273
Discontinued operations	231	205	26	359	(154)
Cash provided by operating activities	1,685	1,394	291	1,275	119
Cash (used for) provided by investing activities from:
Continuing operations	(334)	179	(513)	(266)	445
Discontinued operations	(6)	(25)	19	(335)	310
Cash (used for) provided by investing activities	(340)	154	(494)	(601)	755
Cash used for financing activities	(1,046)	(1,653)	607	(643)	(1,010)
Net increase (decrease) in cash and cash equivalents	$299	$(105)	$404	$31	$(136)
Operating Activities.  In 2016, the increase in cash provided by operating activities from continuing operations was primarily driven by growth in affiliate and subscription fees and higher advertising revenues, including from the broadcast of Super Bowl 50, partially offset by increased investment in programming and higher payments for income taxes.

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
Cash provided by operating activities from discontinued operations primarily reflected the operating activities of CBS Radio. For 2016 and 2015, operating activities from discontinued operations also included payments for tax matters in foreign jurisdictions related to previously disposed businesses that are accounted for as discontinued operations. For 2014, cash provided by operating activities from discontinued operations also reflected cash flows relating to Outdoor Americas and Outdoor Europe.

Cash paid for income taxes for the years ended December 31, 2016, 2015 and 2014 was as follows:

Year Ended December 31,	2016	2015	2014
Cash taxes included in operating activities from continuing operations	$390	$287	$365
Less: Excess tax benefits from the exercise of stock options and vesting of restricted stock units, included in financing activities	17	88	243
Cash paid for income taxes from continuing operations	$373	$199	$122
The increase in cash paid for income taxes for 2016 was driven by higher taxable income and a higher tax benefit in 2015 from the exercise of stock options and the vesting of restricted stock units. Cash taxes from continuing operations benefited from federal income tax refunds of $90 million in 2016, $169 million in 2015 and $25 million in 2014. Cash taxes for 2016 also included a one-time benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

Year Ended December 31,	2016	2015	2014
Capital expenditures (a)	$(196)	$(171)	$(178)
Acquisitions (b)	(92)	(12)	(2)
Investments in and advances to investee companies (c)	(81)	(98)	(98)
Proceeds from dispositions (d)	20	383	4
All other investing activities from continuing operations, net	15	77	8
Cash flow (used for) provided by investing activities from continuing operations	(334)	179	(266)
Cash flow used for investing activities from discontinued operations (e)	(6)	(25)	(335)
Cash flow (used for) provided by investing activities	$(340)	$154	$(601)
(a) The increase for 2016 primarily reflects the timing of capital projects. Capital expenditures for 2017 are anticipated to be at a similar level as 2016.
(b) 2016 primarily reflects the acquisitions of a sports-focused digital media business and a publishing business.
(c) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(d) Primarily reflects sales of internet businesses in China.
(e) 2014 principally reflects the disposition of Outdoor Americas’ cash.

Financing Activities

Year Ended December 31,	2016	2015	2014
Repurchase of CBS Corp. Class B Common Stock	$(2,997)	$(2,813)	$(3,595)
Proceeds from (repayments of) short-term debt borrowings, net	450	(616)	141
Proceeds from issuance of senior notes	684	1,959	1,728
Repayment of notes and debentures	(199)	—	(1,152)
Proceeds from debt borrowings of CBS Radio (2016) and Outdoor Americas (2014)	1,452	—	1,569
Repayment of debt borrowings of CBS Radio	(110)	—	—
Proceeds from IPO of Outdoor Americas	—	—	613
Dividends	(288)	(300)	(292)
Proceeds from exercise of stock options	21	142	283
All other financing activities, net	(59)	(25)	62
Cash flow used for financing activities	$(1,046)	$(1,653)	$(643)

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

Year Ended December 31,	2016	2015	2014
Net cash flow provided by operating activities	$1,685	$1,394	$1,275
Capital expenditures	(196)	(171)	(178)
Exclude operating cash flow from discontinued operations	231	205	359
Free cash flow	$1,258	$1,018	$738

Dividends
On July 28, 2016, the Company announced that its Board of Directors approved a 20% increase to the quarterly cash dividend on its Class A and Class B Common Stock to $.18 from $.15 per share.
For the years ended December 31, 2016, 2015 and 2014, the Company declared total per share dividends of $.66, $.60, and $.54, respectively, which resulted in total annual dividends of $294 million, $293 million and $296 million, respectively.

On January 26, 2017, the Company announced a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, payable on April 1, 2017.

Share Repurchase Program
On July 28, 2016, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase program to a total availability of $6.0 billion. During 2016, the Company repurchased 54.3 million shares of CBS Corp. Class B Common Stock for $3.0 billion.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure

At December 31,	2016	2015
Commercial paper	$450	$—
Senior debt (1.95%-7.875% due 2016-2045)	8,850	8,365
Obligations under capital leases	75	83
Total debt (a)	9,375	8,448
Less commercial paper	450	—
Less current portion of long-term debt	23	222
Total long-term debt, net of current portion	$8,902	$8,226

(a)
At December 31, 2016 and 2015, the senior debt balances included (i) a net unamortized discount of $52 million and $45 million, respectively, (ii) unamortized deferred financing costs of $43 million and $44 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $14 million, respectively. The face value of the Company’s total debt was $9.47 billion at December 31, 2016 and $8.52 billion at December 31, 2015.

Long-term debt of $1.35 billion at December 31, 2016 is included in discontinued operations on the Consolidated Balance Sheets. (See Note 4 to the consolidated financial statements).

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

For the year ended December 31, 2015, debt issuances were as follows:
January 2015, $600 million 3.50% senior notes due 2025
January 2015, $600 million 4.60% senior notes due 2045
July 2015, $800 million 4.00% senior notes due 2026

The Company used the net proceeds from the 2016 and 2015 issuances for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

At December 31, 2016, the Company classified $399 million of debt maturing in July 2017 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

At December 31, 2016, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2022 and
	2017	2018	2019	2020	2021	Thereafter
Long-term debt	$400	$300	$600	$500	$300	$6,840
Commercial Paper
At December 31, 2016 the Company had $450 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program, at a weighted average interest rate of 0.98% and with remaining maturities of less than 45 days. There were no outstanding commercial paper borrowings at December 31, 2015.

Credit Facility
During June 2016, the Company amended and restated its $2.5 billion revolving credit facility (the “Credit Facility”). The amended Credit Facility expires in June 2021 and contains provisions that are substantially similar to

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the previous credit facility, which was due to expire in December 2019. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2016, the Company’s Consolidated Leverage Ratio was approximately 2.9x.

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

The Credit Facility is used for general corporate purposes. At December 31, 2016, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs.  The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $2.49 billion of remaining availability at December 31, 2016, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

At December 31, 2016, the Company had $4.11 billion of remaining availability under its share repurchase program. Share repurchases under the program are expected to be funded by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations
As of December 31, 2016 payments due by period under the Company’s significant contractual obligations, excluding obligations of discontinued operations, with remaining terms in excess of one year were as follows:

	Payments Due by Period
					2022 and
	Total	2017	2018-2019	2020-2021	thereafter
Programming and talent commitments (a)	$11,078	$1,987	$3,794	$3,000	$2,297
Purchase obligations (b)	835	222	379	176	58
Operating leases (c)	763	134	211	142	276
Long-term debt obligations (d)	8,940	400	900	800	6,840
Interest commitments on long-term debt (e)	5,112	396	756	668	3,292
Capital lease obligations (including interest) (f)	83	19	33	26	5
Other long-term contractual obligations (g)	1,373	—	1,028	282	63
Total	$28,184	$3,158	$7,101	$5,094	$12,831
(a) Programming and talent commitments of the Company primarily include $8.06 billion for sports programming rights, $2.26 billion relating to the production and licensing of television and film programming, and $758 million for talent contracts.
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

The table above excludes $102 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and timing of cash payments relating to this obligation.

In January 2017, the Company made discretionary contributions of $100 million to pre-fund its qualified pension plans. In 2017, the Company expects to make contributions of approximately $54 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2017, the Company expects to contribute approximately $50 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2016, the outstanding letters of credit and surety bonds approximated $103 million and were not recorded on the Consolidated Balance Sheet.

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

Impairment of Goodwill and Intangible Assets
The Company performs a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised of FCC licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units are one level below its operating segments, except for the Publishing reporting unit, which is the same as its operating segment because this operating segment has only one component. FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

all of the Company’s radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2016 the Company had 11 reporting units and FCC license book values for stations in 14 television markets and 25 radio markets.

In preparation for the planned separation of its radio business, the Company changed the manner in which it manages its television and radio operations during the third quarter of 2016. Accordingly, the Company’s previously reported operating segment, Local Broadcasting, which had been comprised of two reporting units, was separated into two operating segments, Local Media and Radio, each with three reporting units. The Company allocated goodwill to each of the new reporting units based on their relative fair values. Beginning in the fourth quarter of 2016, the former Radio operating segment has been presented as a discontinued operation. See Note 4 for discussion of impairment tests for the three reporting units and FCC licenses under the former Radio operating segment.

Television FCC Licenses— For its annual impairment test, the Company performs qualitative assessments for each market that management estimates has an aggregate fair value of FCC licenses that significantly exceed their respective carrying values. In selecting markets for a qualitative assessment the Company also considers the duration of time since a quantitative test was performed. For the 2016 annual impairment test, the Company performed qualitative assessments for 3 television markets. For each of these markets, the Company weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for advertising revenue and operating costs, as well as market share and capital expenditures. The Company also considered the macroeconomic impact on discount rates and growth rates. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

For FCC licenses in the remaining television markets, the Company performed a quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values.  The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station’s operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. The overall market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry. The discount rates and perpetual nominal growth rates used for each television station for 2016 were 8.0% and 2.5%, respectively.

For the 11 television markets for which a quantitative test was performed in 2016, the Company concluded that the estimated fair values of FCC licenses in each market exceeded their respective carrying values and therefore no impairment charge was necessary. The estimated fair value of one television market, which had a carrying value of FCC licenses of $74 million, exceeded its carrying value by 9%. In each of the remaining television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values by more than 10%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The estimated fair values of the FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which the Company owns and operates television stations. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, or a decline in the local television advertising marketplace could result in a downward revision to the Company’s current assumptions and judgments. Various factors may contribute to a future decline in any local television advertising marketplace including declines in economic conditions; an other-than-temporary decrease in spending by advertisers in certain industries that have historically represented a significant portion of the local television advertising revenues; a shift by advertisers to competing advertising platforms; changes in consumer behavior; and/or a change in population size. A downward revision to the present value of future cash flows could result in impairment and a noncash charge would be required.  Such a charge could have a material effect on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet.

Goodwill—For its annual impairment test, the Company performs qualitative assessments for each reporting unit that management estimates have fair values that significantly exceed their respective carrying values. For the 2016 annual impairment test, the Company performed qualitative assessments for seven reporting units. For each of these reporting units, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry. The Company also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units.  Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that for these seven reporting units, it is not more likely than not that the fair value of each reporting unit is less than its respective carrying amount and therefore performing the quantitative impairment test was unnecessary.

For 2016, the Company performed the quantitative goodwill impairment test for the CBS Sports Network reporting unit. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values of comparable businesses (“Market Comparable Method”). The Discounted Cash Flow Method and Market Comparable Method resulted in similar estimated fair values. The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends.  The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections and for 2016 was 2.0%. The discount rate was determined based on the average of the weighted average cost of capital of comparable entities and for 2016 was 9.0%.

For the 2016 annual impairment test the Company concluded that the estimated fair value of the CBS Sports Network reporting unit exceeded its carrying value and therefore the second step of the impairment test was unnecessary. The estimated fair value of the CBS Sports Network reporting unit exceeded its carrying value by more than 10%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market, a decrease in audience acceptance of programming, a shift by advertisers to competing advertising platforms; and/or changes in consumer behavior could result in changes to the Company’s assumptions and judgments used in its goodwill impairment tests. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values and noncash impairment charge would be required. Such a charge could have a material effect on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet.

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

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet the Company’s pension plans’ expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2016, the unrecognized actuarial losses included in accumulated other comprehensive income decreased from the prior year end due primarily to a lump-sum distribution offered to plan participants which accelerated recognition of unamortized losses in the plan, as well as the favorable performance of pension plan assets. These events were offset by a decrease in the discount rate. A decrease in the discount rate would increase the projected benefit obligation. A 25 basis point change in the discount rate will result in an estimated change to the projected benefit obligation of approximately $113 million and would not have a material impact on 2017 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense.  The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $8 million to 2017 pension expense.

Income Taxes
The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes.  When recording the worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any.  If a tax position does not meet the more-likely-than-not recognition threshold

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $102 million at December 31, 2016 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2016, the Company had pending approximately 33,610 asbestos claims, as compared with approximately 36,030 as of December 31, 2015 and 41,100 as of December 31, 2014. During 2016, the Company received approximately 4,160 new claims and closed or moved to an inactive docket approximately 6,580 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2016, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $48 million. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of claims against the Company are non-cancer claims. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has remained generally flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company’s estimate of its asbestos liabilities.

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

Foreign Exchange Risk
The Company conducts business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar, foreign currency forward contracts, for periods generally up to 24 months, are used. Additionally, the Company designates forward contracts used to hedge committed and forecasted foreign currency transactions as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income (loss) and reclassified to the statement of operations when the hedged item is recognized. Additionally, the Company enters into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in “Other items, net” in the Consolidated Statements of Operations. The Company manages the use of foreign exchange derivatives centrally.

At December 31, 2016 and 2015, the notional amount of all foreign currency contracts was $433 million and $291 million, respectively, which represents hedges of expected foreign currency cash flows.

Interest Risk
All of the Company’s long-term debt has been issued under fixed interest rate agreements. During 2014, in connection with the issuance of its $600 million of 2.30% senior notes due 2019, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge this debt. During 2015, prior to maturity, the Company settled these interest rate swaps and received $12 million in cash, plus accrued interest. The resulting increase in the carrying value of the previously hedged debt is being amortized as a reduction to interest expense over the remaining term of the debt. The Company did not have any interest rate swaps outstanding at December 31, 2016 or December 31, 2015 but in the future may use derivatives to modify its exposure to interest rates.

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

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2016 or 2015, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Related Parties
For a discussion of related parties, see Note 7 to the consolidated financial statements.

Recent Pronouncements and Adoption of New Accounting Standards
See Note 1 to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION

By:	/s/ Leslie Moonves
Leslie Moonves Chairman of the Board, President and Chief Executive Officer

By:	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

By:	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CBS Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 17, 2017

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$13,166	$12,671	$12,519
Costs and expenses:
Operating	7,956	7,911	7,689
Selling, general and administrative	2,124	1,961	1,971
Depreciation and amortization	225	235	250
Pension settlement charge (Note 15)	211	—	—
Restructuring and merger and acquisition-related costs (Note 5)	38	45	19
Other operating items, net	(9)	(139)	—
Total costs and expenses	10,545	10,013	9,929
Operating income	2,621	2,658	2,590
Interest expense	(411)	(392)	(363)
Interest income	32	24	13
Loss on early extinguishment of debt	—	—	(352)
Other items, net	(12)	(26)	(30)
Earnings from continuing operations before income taxes and equity in loss of investee companies	2,230	2,264	1,858
Provision for income taxes	(628)	(676)	(659)
Equity in loss of investee companies, net of tax	(50)	(34)	(48)
Net earnings from continuing operations	1,552	1,554	1,151
Net earnings (loss) from discontinued operations, net of tax (Note 4)	(291)	(141)	1,808
Net earnings	$1,261	$1,413	$2,959
Basic net earnings (loss) per common share:
Net earnings from continuing operations	$3.50	$3.21	$2.09
Net earnings (loss) from discontinued operations	$(.66)	$(.29)	$3.29
Net earnings	$2.84	$2.92	$5.38

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$3.46	$3.18	$2.05
Net earnings (loss) from discontinued operations	$(.65)	$(.29)	$3.22
Net earnings	$2.81	$2.89	$5.27

Weighted average number of common shares outstanding:
Basic	444	484	550
Diluted	448	489	561

Dividends per common share	$.66	$.60	$.54
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net earnings	$1,261	$1,413	$2,959
Other comprehensive income (loss) from continuing operations, net of tax:
Cumulative translation adjustments	(1)	(5)	(9)
Net actuarial gain (loss) and prior service costs (Note 15)	4	(30)	(163)
Unrealized loss on securities	—	—	(3)
Other comprehensive income (loss) from continuing operations, net of tax	3	(35)	(175)
Other comprehensive income from discontinued operations, before reclassifications	—	—	15
Reclassification from accumulated other comprehensive income (loss) from discontinued operations to net earnings	—	—	(30)
Total other comprehensive income (loss), net of tax	3	(35)	(190)
Total comprehensive income	$1,264	$1,378	$2,769
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$598	$317
Receivables, less allowances of $60 (2016) and $59 (2015)	3,314	3,375
Programming and other inventory (Note 6)	1,427	1,270
Prepaid income taxes	30	101
Prepaid expenses	185	133
Other current assets	204	228
Current assets of discontinued operations (Note 4)	305	323
Total current assets	6,063	5,747
Property and equipment	2,935	2,880
Less accumulated depreciation and amortization	1,694	1,627
Net property and equipment (Note 2)	1,241	1,253
Programming and other inventory (Note 6)	2,439	1,957
Goodwill (Note 3)	4,864	4,789
Intangible assets (Note 3)	2,633	2,639
Other assets (Note 1)	2,707	2,633
Assets of discontinued operations (Note 4)	4,291	4,747
Total Assets	$24,238	$23,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$148	$159
Accrued expenses	632	561
Accrued compensation	369	306
Participants’ share and royalties payable	1,024	1,013
Program rights	290	372
Deferred revenues	152	294
Commercial paper (Note 9)	450	—
Current portion of long-term debt (Note 9)	23	222
Other current liabilities	465	490
Current liabilities of discontinued operations (Note 4)	155	143
Total current liabilities	3,708	3,560
Long-term debt (Note 9)	8,902	8,226
Participants’ share and royalties payable	1,322	1,318
Pension and postretirement benefit obligations (Note 15)	1,769	1,575
Deferred income tax liabilities, net (Note 14)	590	495
Other liabilities	1,807	1,889
Liabilities of discontinued operations (Note 4)	2,451	1,139

Commitments and contingencies (Note 16)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2016 and 2015) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 829 (2016) and 826 (2015) shares issued	1	1
Additional paid-in capital	43,913	44,055
Accumulated deficit	(19,257)	(20,518)
Accumulated other comprehensive loss (Note 12)	(767)	(770)
	23,890	22,768
Less treasury stock, at cost; 455 (2016) and 401 (2015) Class B Shares	20,201	17,205
Total Stockholders’ Equity	3,689	5,563
Total Liabilities and Stockholders’ Equity	$24,238	$23,765
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net earnings	$1,261	$1,413	$2,959
Less: Net earnings (loss) from discontinued operations	(291)	(141)	1,808
Net earnings from continuing operations	1,552	1,554	1,151
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	225	235	250
Deferred tax provision	144	445	592
Stock-based compensation	165	157	137
Net gain on disposition and write-down of assets	(18)	(139)	(11)
Equity in loss of investee companies, net of tax and distributions	53	37	57
Change in assets and liabilities, net of investing and financing activities
Decrease (increase) in receivables	36	(376)	(599)
Increase in inventory and related program and participation liabilities, net	(804)	(498)	(214)
(Increase) decrease in other assets	(85)	23	53
Increase (decrease) in accounts payable and accrued expenses	23	(220)	(152)
Increase (decrease) in pension and postretirement benefit obligations	205	(46)	(34)
Increase (decrease) in income taxes	94	(56)	(298)
(Decrease) increase in deferred revenue	(137)	66	(47)
Other, net	1	7	31
Net cash flow provided by operating activities from continuing operations	1,454	1,189	916
Net cash flow provided by operating activities from discontinued operations	231	205	359
Net cash flow provided by operating activities	1,685	1,394	1,275
Investing Activities:
Acquisitions	(92)	(12)	(2)
Capital expenditures	(196)	(171)	(178)
Investments in and advances to investee companies	(81)	(98)	(98)
Proceeds from sale of investments	—	80	12
Proceeds from dispositions	20	383	4
Other investing activities	15	(3)	(4)
Net cash flow (used for) provided by investing activities from continuing operations	(334)	179	(266)
Net cash flow used for investing activities from discontinued operations	(6)	(25)	(335)
Net cash flow (used for) provided by investing activities	(340)	154	(601)
Financing Activities:
Proceeds from (repayments of) short-term debt borrowings, net	450	(616)	141
Proceeds from issuance of senior notes	684	1,959	1,728
Repayment of notes and debentures	(199)	—	(1,152)
Proceeds from debt borrowings of CBS Radio (2016) and Outdoor Americas (2014)	1,452	—	1,569
Repayment of debt borrowings of CBS Radio	(110)	—	—
Proceeds from IPO of Outdoor Americas	—	—	613
Payment of capital lease obligations	(18)	(17)	(17)
Dividends	(288)	(300)	(292)
Purchase of Company common stock	(2,997)	(2,813)	(3,595)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(58)	(96)	(146)
Proceeds from exercise of stock options	21	142	283
Excess tax benefit from stock-based compensation	17	88	243
Other financing activities	—	—	(18)
Net cash flow used for financing activities	(1,046)	(1,653)	(643)
Net increase (decrease) in cash and cash equivalents	299	(105)	31
Cash and cash equivalents at beginning of year (includes $6 (2016 and 2015) and $33 (2014) of discontinued operations cash)	323	428	397
Cash and cash equivalents at end of year (includes $24 (2016) and $6 (2015 and 2014) of discontinued operations cash)	$622	$323	$428
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance, beginning of year	38	$—	38	$—	39	$—
Conversion of A shares into B shares	—	—	—	—	(1)	—
Balance, end of year	38	—	38	—	38	—
Class B Common Stock:
Balance, beginning of year	826	1	818	1	801	1
Conversion of A shares into B shares	—	—	—	—	1	—
Restricted stock unit vests	3	—	4	—	5	—
Exercise of stock options	1	—	6	—	14	—
Retirement of treasury stock	(1)	—	(2)	—	(3)	—
Balance, end of year	829	1	826	1	818	1
Additional Paid-In Capital:
Balance, beginning of year		44,055		44,041		43,474
Stock-based compensation		177		174		168
Tax benefit related to employee stock-based transactions		12		87		246
Exercise of stock options		21		142		282
Retirement of treasury stock		(58)		(96)		(146)
Dividends		(294)		(293)		(296)
Gain on Outdoor Americas IPO		—		—		313
Balance, end of year		43,913		44,055		44,041
Accumulated Deficit:
Balance, beginning of year		(20,518)		(21,931)		(24,890)
Net earnings		1,261		1,413		2,959
Balance, end of year		(19,257)		(20,518)		(21,931)
Accumulated Other Comprehensive Loss:
Balance, beginning of year		(770)		(735)		(545)
Other comprehensive income (loss)		3		(35)		(190)
Balance, end of year		(767)		(770)		(735)
Treasury Stock, at cost:
Balance beginning of year	401	(17,205)	349	(14,406)	244	(8,074)
Class B Common Stock purchased	54	(2,997)	52	(2,800)	60	(3,612)
Outdoor Americas Split-Off	—	—	—	—	45	(2,721)
Shares paid for tax withholding for stock-based compensation	1	(58)	2	(96)	3	(146)
Issuance of stock for deferred compensation	—	1	—	1	—	1
Retirement of treasury stock	(1)	58	(2)	96	(3)	146
Balance, end of year	455	(20,201)	401	(17,205)	349	(14,406)
Total Stockholders’ Equity		$3,689		$5,563		$6,970
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Studios International, and CBS Television Distribution; CBS Interactive; and CBS Films), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster) and Local Media (CBS Television Stations and CBS Local Digital Media).

Discontinued Operations—On February 2, 2017, the Company entered into an agreement with Entercom Communications Corp. to combine the Company’s radio business, CBS Radio, with Entercom in a merger to be effected through a Reverse Morris Trust transaction, which is expected to be tax-free to CBS Corp. and its stockholders. In connection with this transaction, the Company intends to split-off CBS Radio through an exchange offer, in which the Company’s stockholders may elect to exchange shares of the Company’s Class B Common Stock for shares of CBS Radio, which will then be immediately converted into shares of Entercom common stock at the time of the merger. Beginning in the fourth quarter of 2016, CBS Radio was classified as held for sale and has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented (See Note 4). During 2014, the Company completed the disposition of CBS Outdoor Americas Inc., which was previously a subsidiary of the Company and has been renamed OUTFRONT Media, Inc. (“Outdoor Americas”). Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements. In addition, certain businesses that were previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with accounting rules in effect prior to 2002.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Programming Inventory—The Company acquires rights to programming and produces programming to exhibit on its broadcast and cable networks, broadcast television stations, direct to consumers through its digital streaming services and the internet, and in theaters. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

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

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are generally one level below the Company’s operating segments. Intangible assets with finite lives, which primarily consist of trade names, are generally amortized using the straight-line method over their estimated useful lives, which range from 4 to 40 years.  Goodwill and other intangible assets with indefinite lives, which consist of FCC licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a noncash charge (See Note 3).

Other Assets—Other assets include noncurrent receivables of $2.11 billion at December 31, 2016 and $2.09 billion at December 31, 2015, which are primarily related to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period.

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

Affiliate and subscription fees for cable and broadcast networks, television stations and online content, including digital streaming services, are recognized in the period the service is provided.  Costs for advertising and marketing services provided to the Company by cable, satellite and other distributors are recorded in selling, general and administrative expenses.

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

Collaborative Arrangements—Collaborative arrangements primarily consist of joint efforts with third parties to produce and distribute programming such as television series and live sporting events, including the agreement between the Company and Turner Broadcasting System, Inc. to telecast the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which runs through 2032.  In connection with this agreement for the NCAA Tournament, advertisements aired on the CBS Television Network are recorded as revenues and the Company’s share of the program rights fees and other operating costs are recorded as operating expenses.

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

Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $373 million in 2016, $338 million in 2015 and $377 million in 2014.

Other Operating Items, Net—Other operating items, net for 2016 and 2015 includes gains from the sales of businesses, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

Interest—Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of its related debt.  The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued and recognized over the life of the agreements as an adjustment to interest expense.

Income Taxes—The provision for income taxes includes federal, state, local, and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. The Company evaluates the realizability of deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. For tax positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to be recognized in the Consolidated Statement of

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized.  A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved.

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

Other Items, net—For all periods presented, “Other items, net” primarily consists of foreign exchange gains and losses.

Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers.  The provision for doubtful accounts charged to expense was $12 million in 2016 and $9 million in each of the years 2015 and 2014.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive.  Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 4 million stock options for each of the years ended December 31, 2016 and 2015 and 2 million stock options for the year ended December 31, 2014.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2016	2015	2014
(in millions)
Weighted average shares for basic EPS	444	484	550
Dilutive effect of shares issuable under stock-based compensation plans	4	5	11
Weighted average shares for diluted EPS	448	489	561
Stock-based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Adoption of New Accounting Standards
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
During the fourth quarter of 2016, the Company adopted Financial Accounting Standards Board (“FASB”) guidance which requires management to evaluate, for each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management identifies conditions or events that raise substantial doubt, disclosures are required in the financial statements, including any plans that will alleviate the substantial doubt

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

about the entity’s ability to continue as a going concern. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Simplifying the Accounting for Measurement Period Adjustments
During the first quarter of 2016, the Company adopted amended FASB guidance which eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination when new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date. Under the amended guidance, the acquirer is required to recognize such adjustments in the reporting period in which the adjustment amounts are identified. Such adjustments also include the effect on earnings from any changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, as if the change occurred at the acquisition date. The amendment also requires disclosure or separate presentation on the face of the income statement of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent)
During the first quarter of 2016, the Company adopted amended FASB guidance which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. The amended guidance also limits disclosures about investments that are eligible to be measured at fair value using the NAV per share practical expedient to those investments for which the entity has elected to measure the fair value using this practical expedient. The Company applied this guidance retrospectively to all comparative periods presented (See Note 15).

Recent Pronouncements

Simplifying the Accounting for Goodwill Impairment
In January 2017, the FASB issued amended guidance to simplify the accounting for goodwill impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual period beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.
Clarifying the Definition of a Business
In January 2017, the FASB issued amended guidance on the accounting for business combinations which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.
Intra-Entity Transfers of Assets Other than Inventory
In October 2016, the FASB issued amended guidance on the accounting for income taxes, which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and is in the process of quantifying the impact on its consolidated financial statements. The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of application of the guidance; however, the Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements on an annual basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.

2) PROPERTY AND EQUIPMENT

At December 31,	2016	2015
Land	$195	$195
Buildings	733	696
Capital leases (a)	164	162
Equipment and other	1,843	1,827
	2,935	2,880
Less accumulated depreciation and amortization	1,694	1,627
Net property and equipment	$1,241	$1,253
(a) Accumulated amortization of capital leases was $98 million and $89 million at December 31, 2016 and 2015, respectively.

Year Ended December 31,	2016	2015	2014
Depreciation expense, including capitalized lease amortization (a)	$205	$212	$218
(a) Amortization expense related to capital leases was $17 million in 2016 and $16 million in each of the years 2015 and 2014.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Intangible Assets Impairment Test
The Company performs a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised of FCC licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units are one level below its operating segments, except for the Publishing reporting unit, which is the same as its operating segment because this operating segment has only one component. FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company’s radio or television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2016, the Company had 11 reporting units, and FCC license book values for stations in 14 television markets and 25 radio markets.

In preparation for the planned separation of its radio business, the Company changed the manner in which it manages its television and radio operations during the third quarter of 2016. Accordingly, the Company’s previously reported operating segment, Local Broadcasting, which had been comprised of two reporting units, was separated into two operating segments, Local Media and Radio, each with three reporting units. The Company allocated goodwill to each of the new reporting units based on their relative fair values. Beginning in the fourth quarter of 2016, the former Radio operating segment has been presented as a discontinued operation. See Note 4 for discussion of impairment tests for the three reporting units and FCC licenses under the former Radio operating segment.

For its annual impairment test, the Company performs qualitative assessments for each reporting unit and market with FCC licenses that management estimates have fair values that significantly exceed their respective carrying values. In selecting markets and reporting units for a qualitative assessment, the Company also considers the duration of time since a quantitative test was performed. For the 2016 annual impairment test, the Company performed qualitative assessments for seven reporting units and three television markets. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each television market, the Company weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each market are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

For FCC licenses in the remaining television markets, the Company performed the quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values.  The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station’s operating costs and capital expenditures, and a three-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. The overall market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry.  For each television station, the discount rate used for 2016 was 8.0% and the perpetual nominal growth rate was 2.5%. For the 2016 quantitative impairment test, the Company concluded that the estimated fair values of FCC licenses in each of the 11 television markets for which the quantitative test was performed exceeded their respective carrying values.

For 2016, the Company performed the quantitative goodwill impairment test for the CBS Sports Network reporting unit. The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. If the carrying value exceeds the fair value, the second step of the test compares the implied fair value of a reporting unit’s goodwill with the carrying value of its goodwill to determine the amount of impairment charge, if any. The estimated fair value of each reporting unit is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values of comparable businesses (“Market Comparable Method”). The Discounted Cash Flow Method and Market Comparable Method resulted in similar estimated fair values. The Discounted Cash Flow Method includes the Company’s assumptions for growth rates, operating margins and capital expenditures for the projection period plus the residual value of the business at the end of the projection period.  The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections and for 2016 was 2.0%. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities and for 2016 was 9.0%

For the 2016 annual impairment test, the Company concluded that the estimated fair value of the CBS Sports Network reporting unit exceeded its carrying value and therefore the second step of the impairment test was unnecessary.

Transactions
In 2015, the Company disposed of internet businesses in China for $383 million, which resulted in gains of $139 million. The assets associated with the disposed businesses primarily consisted of goodwill of $217 million.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the years ended December 31, 2016 and 2015, the changes in the book value of goodwill by segment were as follows:

	Balance at					Balance at
	December 31, 2015	Acquisitions		Dispositions		December 31, 2016
Entertainment:
Goodwill	$9,250	$52	(a)	$(2)	(b)	$9,300
Accumulated impairment losses	(6,294)	—		—		(6,294)
Goodwill, net of impairment	2,956	52		(2)		3,006
Cable Networks:
Goodwill	480	—		—		480
Accumulated impairment losses	—	—		—		—
Goodwill, net of impairment	480	—		—		480
Publishing:
Goodwill	406	25	(c)	—		431
Accumulated impairment losses	—	—		—		—
Goodwill, net of impairment	406	25		—		431
Local Media:
Goodwill	8,007	—		—		8,007
Accumulated impairment losses	(7,060)	—		—		(7,060)
Goodwill, net of impairment	947	—		—		947
Total:
Goodwill	18,143	77		(2)		18,218
Accumulated impairment losses	(13,354)	—		—		(13,354)
Goodwill, net of impairment	$4,789	$77		$(2)		$4,864

	Balance at			Balance at
	December 31, 2014	Dispositions		December 31, 2015
Entertainment:
Goodwill	$9,467	$(217)	(b)	$9,250
Accumulated impairment losses	(6,294)	—		(6,294)
Goodwill, net of impairment	3,173	(217)		2,956
Cable Networks:
Goodwill	480	—		480
Accumulated impairment losses	—	—		—
Goodwill, net of impairment	480	—		480
Publishing:
Goodwill	406	—		406
Accumulated impairment losses	—	—		—
Goodwill, net of impairment	406	—		406
Local Media:
Goodwill	8,007	—		8,007
Accumulated impairment losses	(7,060)	—		(7,060)
Goodwill, net of impairment	947	—		947
Total:
Goodwill	18,360	(217)		18,143
Accumulated impairment losses	(13,354)	—		(13,354)
Goodwill, net of impairment	$5,006	$(217)		$4,789
(a) Amount reflects the acquisition of a sports-focused digital media business.
(b) Amount reflects the disposition of internet businesses in China.
(c) Amount reflects the acquisition of a publishing business.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company’s intangible assets were as follows:

		Accumulated
At December 31, 2016	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$188	$(41)	$147
Other intangible assets	147	(107)	40
Total intangible assets subject to amortization	335	(148)	187
FCC licenses	2,446	—	2,446
Total intangible assets	$2,781	$(148)	$2,633

		Accumulated
At December 31, 2015	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$211	$(59)	$152
Other intangible assets	161	(120)	41
Total intangible assets subject to amortization	372	(179)	193
FCC licenses	2,446	—	2,446
Total intangible assets	$2,818	$(179)	$2,639
Amortization expense was as follows:

Year Ended December 31,	2016	2015	2014
Amortization expense	$20	$23	$32
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2017 through 2021, to be as follows:

	2017	2018	2019	2020	2021
Future amortization expense	$19	$18	$18	$15	$13
4) DISCONTINUED OPERATIONS
On February 2, 2017, the Company entered into an agreement with Entercom Communications Corp. to combine the Company’s radio business, CBS Radio, with Entercom in a merger to be effected through a Reverse Morris Trust transaction, which is expected to be tax-free to CBS Corp. and its stockholders. In connection with this transaction, the Company intends to split-off CBS Radio through an exchange offer, in which the Company’s stockholders may elect to exchange shares of the Company’s Class B Common Stock for shares of CBS Radio, which will then be immediately converted into shares of Entercom common stock at the time of the merger. This transaction is subject to customary approvals and closing conditions.  The Company expects to complete the transaction during the second half of 2017. CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

During 2014, the Company completed the disposition of Outdoor Americas. Outdoor Americas has been presented as a discontinued operation in the Company’s consolidated financial statements. On April 2, 2014, Outdoor Americas completed an initial public offering (“Outdoor IPO”) through which it sold approximately 19% of its common stock. On July 16, 2014, the Company completed the disposition of its 81% ownership of Outdoor Americas common stock through a tax-free split-off (the “Split-Off”) through which the Company accepted 44.7 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 97.0 million shares of Outdoor Americas common stock that it owned. In aggregate, the Company received $4.76 billion from the disposition of Outdoor Americas, including cash from the Outdoor IPO and proceeds from Outdoor Americas’ debt issuance, which totaled $2.04 billion, and the fair value of the shares of CBS. Corp. Class B Common Stock that were accepted in the Split-Off of $2.72

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

billion. The Split-Off resulted in a gain of $1.56 billion for the year ended December 31, 2014 which is included in net earnings from discontinued operations and is calculated as follows:

Fair value of CBS Corp. Class B Common Stock accepted	$2,721
(44,723,131 shares at $60.85 per share on July 16, 2014)
Carrying value of Outdoor Americas	(1,162)
Accumulated other comprehensive income	30
Transaction costs	(32)
Net gain on Split-Off of Outdoor Americas	$1,557
The Split-Off was a tax-free transaction and therefore, there is no tax impact on the gain.

The following tables set forth details of net earnings (loss) from discontinued operations for the years ended December 31, 2016, 2015 and 2014. Net earnings (loss) from discontinued operations included the operating results of CBS Radio for all periods presented. For 2016, net loss from discontinued operations also included a charge of $36 million from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation. For 2015 and 2014, net earnings (loss) from discontinued operations also included decreases to the guarantee liability associated with the 2013 disposition of the Company’s outdoor advertising business in Europe (“Outdoor Europe”) as a result of a reduction to the risk associated with the guarantee. For 2014, net earnings from discontinued operations also included the operating results and the gain on the Split-Off of Outdoor Americas.

Year Ended December 31, 2016	CBS Radio	Other	Total
Revenues from discontinued operations	$1,220	$—	$1,220
Costs and expenses:
Operating	397	—	397
Selling, general and administrative	497	—	497
Depreciation and amortization	26	—	26
Restructuring charges	8	—	8
Impairment charge	444	—	444
Total costs and expenses	1,372	—	1,372
Operating loss	(152)	—	(152)
Interest expense	(17)	—	(17)
Other income	2	—	2
Loss from discontinued operations	(167)	—	(167)
Income tax provision	(88)	(36)	(124)
Net loss from discontinued operations, net of tax	$(255)	$(36)	$(291)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2015	CBS Radio	Other	Total
Revenues from discontinued operations	$1,223	$—	$1,223
Costs and expenses:
Operating	415	—	415
Selling, general and administrative	500	(17)	483
Depreciation and amortization	29	—	29
Restructuring charges	36	—	36
Impairment charge	484	—	484
Total costs and expenses	1,464	(17)	1,447
Operating income (loss)	(241)	17	(224)
Other income	1	—	1
Earnings (loss) from discontinued operations	(240)	17	(223)
Income tax benefit (provision)	89	(7)	82
Net earnings (loss) from discontinued operations, net of tax	$(151)	$10	$(141)

Year Ended December 31, 2014	CBS Radio	Outdoor Americas	Other	Total
Revenues from discontinued operations	$1,295	$677	$—	$1,972
Cost and expenses:
Operating	401	366	—	767
Selling, general and administrative	498	131	(21)	608
Depreciation and amortization	31	88	—	119
Restructuring charges	7	—	—	7
Impairment charge	52	—	—	52
Total costs and expenses	989	585	(21)	1,553
Operating income	306	92	21	419
Interest expense	—	(34)	—	(34)
Earnings from discontinued operations	306	58	21	385
Income tax provision	(103)	(18)	(8)	(129)
Net earnings from discontinued operations, net of tax	203	40	13	256
Gain on disposal	—	1,557	—	1,557
Less: Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	—	5	—	5
Net earnings from discontinued operations attributable to CBS Corp.	$203	$1,592	$13	$1,808
During the year ended December 31, 2016, the Company recorded a pretax noncash impairment charge of $444 million ($427 million, net of tax) to reduce the carrying value of CBS Radio’s goodwill by $408 million ($405 million, net of tax) and FCC licenses in 11 radio markets by $36 million ($22 million, net of tax). The estimated fair value of FCC licenses was determined in connection with the Company’s annual impairment test, using the Greenfield Method (See Note 3). The goodwill impairment charge was determined based on the Company’s annual impairment test, which was performed at the reporting unit level (See Note 3). The carrying value of CBS Radio after the impairment charge of approximately $1.9 billion reflects the Company’s estimate of the value of the planned merger with Entercom. This estimated transaction value was derived by multiplying the historical trading multiples of Entercom and other similar companies by the total estimated earnings of the combined entity. The Company believes that this estimated transaction value is currently a better indicator of the transaction value than Entercom’s current stock price. However, the ultimate transaction value will be dependent on Entercom’s trading price at the time of the closing of the transaction. Entercom’s opening stock price on the day the transaction was announced indicates an estimated fair value of CBS Radio’s equity of approximately $1.7 billion. A 10% increase or decrease in the stock price would result in a change in the fair value of approximately $175 million.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the year ended December 31, 2015, the Company recorded a pretax noncash impairment charge of $484 million ($297 million, net of tax) to reduce the carrying value of radio FCC licenses in 18 markets to their fair value. In December 31, 2014, the Company completed a radio station swap with Beasley Broadcast Group, Inc. through which the Company exchanged 13 of its radio stations in Tampa and Charlotte as well as one radio station in Philadelphia, for two radio stations in Philadelphia and three radio stations in Miami. In connection with the radio station swap, the Company recorded a pretax noncash impairment charge of $52 million ($74 million, including a tax provision) to reduce the carrying value of the allocated goodwill.

During the years ended December 31, 2016, 2015 and 2014, in a continued effort to reduce the cost structure of its radio business, the Company initiated restructuring plans at CBS Radio, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $8 million, $36 million and $7 million in 2016, 2015 and 2014, respectively, reflecting severance costs and costs associated with exiting contractual obligations.

The following table presents the major classes of assets and liabilities of the Company’s discontinued operations.

At December 31,	2016	2015
Receivables, net	$244	$253
Other current assets	61	70
Goodwill	1,285	1,692
Intangible assets	2,832	2,875
Net property and equipment	145	152
Other assets	29	28
Total Assets	$4,596	$5,070
Current portion of long-term debt	$10	$—
Other current liabilities	145	143
Long-term debt	1,335	—
Deferred income tax liabilities	998	1,014
Other liabilities	118	125
Total Liabilities	$2,606	$1,282
CBS Radio Indebtedness
In connection with the Company’s previously announced plans to separate its radio business, in October 2016, CBS Radio borrowed $1.46 billion through a $1.06 billion senior secured term loan due 2023 (“Term Loan”) and the issuance of $400 million of 7.25% senior unsecured notes due 2024 through a private placement. The Term Loan bears interest at a rate equal to 3.50% plus the greater of the London Interbank Offered Rate (“LIBOR”) and 1.00%. During the fourth quarter of 2016, CBS Radio prepaid $100 million of the Term Loan, leaving $960 million outstanding at December 31, 2016.

The Term Loan is part of a credit agreement which also includes a $250 million senior secured revolving credit facility (the “Radio Revolving Credit Facility”) which expires in 2021. Interest on the Radio Revolving Credit Facility is based on either LIBOR or a base rate plus a margin based on CBS Radio’s Consolidated Net Secured Leverage Ratio. The Consolidated Net Secured Leverage Ratio reflects the ratio of CBS Radio’s secured debt (less up to $150 million of cash and cash equivalents) to CBS Radio’s consolidated EBITDA (as defined in the credit agreement). The Radio Revolving Credit Facility requires CBS Radio to maintain a maximum Consolidated Net Secured Leverage Ratio of 4.00 to 1.00. At December 31, 2016, the total outstanding borrowing under the Radio Revolving Credit Facility was $10 million.

This debt is guaranteed by certain subsidiaries of CBS Radio. The Company does not guarantee, or otherwise provide credit support for, the senior notes, Term Loan, or Radio Revolving Credit Facility.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) RESTRUCTURING AND MERGER AND ACQUISITION-RELATED COSTS
During the year ended December 31, 2016, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2015, the Company recorded restructuring charges of $45 million, reflecting $24 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2014, the Company recorded restructuring charges of $19 million, reflecting $11 million of severance costs and $8 million of costs associated with exiting contractual obligations. As of December 31, 2016, the cumulative settlements for the 2016, 2015, and 2014 restructuring charges were $55 million, of which $33 million was for the severance costs and $22 million related to costs associated with exiting contractual obligations. The Company expects to substantially utilize its restructuring reserves by the end of 2018.

	Balance at	2016	2016	Balance at
	December 31, 2015	Charges	Settlements	December 31, 2016
Entertainment	$19	$16	$(15)	$20
Cable Networks	—	4	—	4
Publishing	—	1	—	1
Local Media	11	6	(5)	12
Corporate	1	3	(2)	2
Total	$31	$30	$(22)	$39

	Balance at	2015	2015	Balance at
	December 31, 2014	Charges	Settlements	December 31, 2015
Entertainment	$6	$26	$(13)	$19
Local Media	5	19	(13)	11
Corporate	2	—	(1)	1
Total	$13	$45	$(27)	$31

In 2016, the Company incurred professional fees of $8 million associated with merger and acquisition-related activities.
6) PROGRAMMING AND OTHER INVENTORY

At December 31,	2016	2015
Acquired program rights	$1,773	$1,532
Internally produced programming:
Released	1,746	1,261
In process and other	298	392
Publishing, primarily finished goods	49	42
Total programming and other inventory	3,866	3,227
Less current portion	1,427	1,270
Total noncurrent programming and other inventory	$2,439	$1,957
The Company expects to amortize approximately $775 million of its released internally produced programming during the year ended December 31, 2017. In addition, while it is difficult to determine the precise timing of the amortization of the remaining released internally produced programming, the Company estimates that substantially all of the December 31, 2016 balance will be amortized over the next three years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc.  Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc.  Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. At December 31, 2016, NAI directly or indirectly owned approximately 79.5% of CBS Corp.’s voting Class A Common Stock and owned approximately 9.5% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust.

In December 2016, the Company’s Board of Directors received a letter from NAI withdrawing NAI’s September 2016 request that the Company consider a potential combination of the Company and Viacom Inc. The Company has discontinued evaluating such potential transaction.

Viacom Inc.  As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $120 million, $176 million and $180 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $24 million, $25 million and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at December 31, 2016 and 2015.

At December 31,	2016	2015
Receivables	$113	$114
Other assets (Receivables, noncurrent)	35	38
Total amounts due from Viacom Inc.	$148	$152
Other Related Parties  The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming.  Total revenues earned from sales to these joint ventures were $112 million, $160 million and $122 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total amounts due from these joint ventures were $47 million and $48 million at December 31, 2016 and 2015, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) INVESTMENTS
The Company accounts for investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include the Company’s 50% interests in the broadcast network, The CW, and the entertainment cable network, Pop. In addition, the Company has interests in several international television joint ventures including a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates six channels in the United Kingdom and Ireland, including CBS branded channels; a 30% interest in a joint venture with another subsidiary of AMC Networks Inc., which owns and operates six cable and satellite channels in Europe, the Middle East and Africa; a 33% interest in a joint venture with a subsidiary of Ten Network Holdings Limited to provide content to ELEVEN, a digital television channel service in Australia; and a 30% interest in a joint venture with RTL Group which owns and operates two cable channels in Southeast Asia.

At December 31, 2016 and 2015, respectively, the Company had $227 million and $224 million of equity investments that are included in “Other assets” on the Consolidated Balance Sheets.

Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2016 and 2015, respectively, the Company had $34 million and $32 million of cost investments that are included in “Other assets” on the Consolidated Balance Sheets.

The Company invested $81 million during the year ended December 31, 2016 and $98 million during each of the years ended December 31, 2015 and 2014 into its equity and cost investments.

For 2016, equity in loss of investee companies, net of tax on the statement of operations included $10 million for the write-down of an international television joint venture to its fair value.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) BANK FINANCING AND DEBT
The Company’s debt consists of the following (a):

At December 31,	2016	2015
Commercial paper	$450	$—
7.625% Senior Debentures due 2016	—	200
1.95% Senior Notes due 2017	399	398
4.625% Senior Notes due 2018	305	309
2.30% Senior Notes due 2019	606	609
5.75% Senior Notes due 2020	499	498
4.30% Senior Notes due 2021	299	299
3.375% Senior Notes due 2022	695	694
7.875% Debentures due 2023	187	186
7.125% Senior Notes due 2023 (b)	46	46
3.70% Senior Notes due 2024	596	596
3.50% Senior Notes due 2025	587	585
4.00% Senior Notes due 2026	783	781
2.90% Senior Notes due 2027	683	—
7.875% Senior Debentures due 2030	833	833
5.50% Senior Debentures due 2033	425	425
5.90% Senior Notes due 2040	297	297
4.85% Senior Notes due 2042	485	484
4.90% Senior Notes due 2044	538	538
4.60% Senior Notes due 2045	587	587
Obligations under capital leases	75	83
Total debt (c)	9,375	8,448
Less commercial paper	450	—
Less current portion	23	222
Total long-term debt, net of current portion	$8,902	$8,226
(a) Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.
(b) Debt instrument is an issuance of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., and has no guarantor.
(c) At December 31, 2016 and 2015, the senior debt balances included (i) a net unamortized discount of $52 million and $45 million, respectively, (ii) unamortized deferred financing costs of $43 million and $44 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $14 million, respectively.  The face value of the Company’s total debt was $9.47 billion at December 31, 2016 and $8.52 billion at December 31, 2015.

Long-term debt of $1.35 billion at December 31, 2016 is included in discontinued operations on the Consolidated Balance Sheets (See Note 4).

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

For the year ended December 31, 2015, debt issuances were as follows:
January 2015, $600 million 3.50% senior notes due 2025
January 2015, $600 million 4.60% senior notes due 2045
July 2015, $800 million 4.00% senior notes due 2026

The Company used the net proceeds from the 2016 and 2015 issuances for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and repayment of short-term borrowings, including commercial paper.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2016, the Company classified $399 million of debt maturing in July 2017 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

At December 31, 2016, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2022 and
	2017	2018	2019	2020	2021	Thereafter
Long-term debt	$400	$300	$600	$500	$300	$6,840
Commercial Paper
At December 31, 2016 the Company had $450 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program, at a weighted average interest rate of 0.98% and with remaining maturities of less than 45 days. There were no outstanding commercial paper borrowings at December 31, 2015.
Credit Facility
During June 2016, the Company amended and restated its $2.5 billion revolving credit facility (the “Credit Facility”). The amended Credit Facility expires in June 2021 and contains provisions that are substantially similar to the previous credit facility, which was due to expire in December 2019. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2016, the Company’s Consolidated Leverage Ratio was approximately 2.9x.

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

The Credit Facility is used for general corporate purposes. At December 31, 2016, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
10) FINANCIAL INSTRUMENTS
The carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value.  At December 31, 2016 and 2015, the carrying value of the Company’s senior debt was $8.85 billion and $8.37 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.51 billion and $8.78 billion, respectively.

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

At December 31, 2016 and 2015, the notional amount of all foreign currency contracts was $433 million and $291 million, respectively.

Interest Rate Swaps
All of the Company’s long-term debt has been issued under fixed interest rate agreements. During 2014, in connection with the issuance of its $600 million of 2.30% senior notes due 2019, the Company entered into $600 million notional amount of fixed-to-floating rate swap agreements to hedge this debt. During 2015, prior to maturity, the Company settled these interest rate swaps and received $12 million in cash, plus accrued interest. The resulting increase in the carrying value of the previously hedged debt is being amortized as a reduction to interest expense over the remaining term of the debt. The Company did not have any interest rate swaps outstanding at December 31, 2016 or December 31, 2015.

Gains recognized on derivative financial instruments were as follows:

Year Ended December 31,	2016	2015	Financial Statement Account
Non-designated foreign exchange contracts	$33	$22	Other items, net

Designated interest rate swaps	$—	$7	Interest expense

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

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2016 and 2015, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

11) FAIR VALUE MEASUREMENTS
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$34	$—	$34
Total Assets	$—	$34	$—	$34
Liabilities:				$—
Deferred compensation	$—	$347	$—	$347
Foreign currency hedges	—	1	—	$1
Total Liabilities	$—	$348	$—	$348

At December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$13	$—	$13
Total Assets	$—	$13	$—	$13
Liabilities:				$—
Deferred compensation	$—	$312	$—	$312
Total Liabilities	$—	$312	$—	$312
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

Dividends—On July 28, 2016, the Company announced that its Board of Directors approved a 20% increase to the quarterly cash dividend on its Class A and Class B Common Stock to $.18 from $.15 per share. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2016, 2015, and 2014. For the years ended December 31, 2016, 2015 and 2014, the Company declared total per share dividends of $.66, $.60, and $.54, respectively, resulting in total annual dividends of $294 million, $293 million and$296 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

Purchase of Company Stock—On July 28, 2016, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase program to a total availability of $6.0 billion. During 2016, the Company repurchased 54.3 million shares of CBS Corp. Class B Common Stock under its share repurchase program for $3.0 billion, at an average cost of $55.15 per share. At December 31, 2016, $4.11 billion of authorization remained under the share repurchase program.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were 0.1 million for both 2016 and 2015 and 1.3 million for 2014.

Accumulated Other Comprehensive Income —The following table presents the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations				Discontinued Operations
		Net Actuarial					Accumulated
	Cumulative	Gain (Loss)		Unrealized	Other		Other
	Translation	and Prior		Gain on	Comprehensive		Comprehensive
	Adjustments	Service Cost		Securities	Income (Loss)	(a)	Loss
At December 31, 2013	$166	$(729)		$3	$15		$(545)
Other comprehensive income (loss) before reclassifications	(9)	(189)		—	15		(183)
Reclassifications to net earnings	—	26	(b)	(3)	(30)	(c)	(7)
Other comprehensive loss	(9)	(163)		(3)	(15)		(190)
At December 31, 2014	157	(892)		—	—		(735)
Other comprehensive income (loss) before reclassifications	(5)	(66)		—	—		(71)
Reclassifications to net earnings	—	36	(b)	—	—		36
Other comprehensive loss	(5)	(30)		—	—		(35)
At December 31, 2015	152	(922)		—	—		(770)
Other comprehensive income (loss) before reclassifications	(1)	(165)		—	—		(166)
Reclassifications to net earnings	—	169	(b)	—	—		169
Other comprehensive income (loss)	(1)	4		—	—		3
At December 31, 2016	$151	$(918)		$—	$—		$(767)
(a) Primarily reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses (See Note 15).
(c) Reclassified in connection with the disposal of Outdoor Americas in 2014 and Outdoor Europe in 2013 (See Note 4).
The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax (provision) benefit for the years ended December 31, 2016, 2015 and 2014 of $(3) million, $19 million and $105 million, respectively. The tax provision related to the other comprehensive loss from discontinued operations and the tax provision related to the unrealized gain on securities were minimal for all periods presented.

13) STOCK-BASED COMPENSATION

The Company has equity incentive plans (the “Plans”) under which stock options, RSUs and market-based performance share units (“PSUs”) were issued. The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization. At December 31, 2016, there were 48 million shares available for future grant under the Plans.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014.

Year Ended December 31,	2016	2015	2014
RSUs and PSUs	$137	$129	$116
Stock options	28	28	21
Stock-based compensation expense, before income taxes	165	157	137
Related tax benefit	(63)	(61)	(55)
Stock-based compensation expense, net of tax benefit	$102	$96	$82

Included in net earnings (loss) from discontinued operations was stock-based compensation expense of $12 million for 2016 and $17 million for each of the years 2015 and 2014.
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

During 2016, the Company also granted a PSU award. The number of shares that will be issued upon vesting of the PSU is based on the Company’s stock price performance over a designated measurement period, as well as the achievement of established operating goals. The fair value of the PSU award is determined using a Monte Carlo simulation model. Compensation expense for the PSU is expensed over the required employee service period.

The weighted average grant date fair value of RSUs was $47.30, $59.11 and $62.70 in 2016, 2015, and 2014, respectively. The total market value of RSUs that vested during 2016, 2015, and 2014 was $129 million, $212 million and $319 million, respectively. Total unrecognized compensation cost related to non-vested RSUs at December 31, 2016 was $181 million which is expected to be recognized over a weighted average period of 2.3 years.
The following table summarizes the Company’s RSU activity.

		Weighted Average
	RSUs	Grant Date Fair Value
Non-vested at December 31, 2015	5,745,080	$54.88
Granted	3,702,313	$47.30
Vested	(2,731,513)	$50.04
Forfeited	(258,260)	$55.19
Non-vested at December 31, 2016	6,457,620	$52.57
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The weighted average fair value of stock options as of the grant date was $12.30, $15.73 and $18.23 in 2016, 2015, and 2014, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015	2014
Expected dividend yield	1.31%	1.25%	1.25%
Expected stock price volatility	32.55%	31.45%	33.06%
Risk-free interest rate	1.35%	1.63%	1.60%
Expected term of options (years)	5.00	5.00	5.00
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

Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2016 was $42 million, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the Company’s stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2015	11,305,035	$41.75
Granted	1,750,577	$46.12
Exercised	(1,042,839)	$20.16
Forfeited or expired	(101,126)	$57.52
Outstanding at December 31, 2016	11,911,647	$44.14
Exercisable at December 31, 2016	7,352,349	$38.16
The following table summarizes other information relating to stock option exercises during the years ended December 31, 2016, 2015 and 2014.

Year Ended December 31,	2016	2015	2014
Cash received from stock option exercises	$21	$142	$283
Tax benefit of stock option exercises	$14	$74	$200
Intrinsic value of stock option exercises	$37	$192	$517

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2016.

	Outstanding			Exercisable
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	of Options	Life (Years)	Exercise Price	of Options	Exercise Price
$5 to 9.99	301,305	0.35	$5.28	301,305	$5.28
$10 to 19.99	320,447	1.66	$14.12	320,447	$14.12
$20 to 29.99	2,415,271	2.85	$27.72	2,415,271	$27.72
$30 to 39.99	1,314,623	3.75	$34.13	1,314,623	$34.13
$40 to 49.99	3,767,119	5.54	$45.01	1,487,149	$44.41
$50 to 59.99	1,785,593	6.03	$59.54	490,242	$59.54
$60 to 69.99	2,007,289	5.14	$65.77	1,023,312	$65.89
	11,911,647			7,352,349
At December 31, 2016 stock options outstanding have a weighted average remaining contractual life of 4.57 years and the total intrinsic value for “in-the-money” options, based on the Company’s closing stock price of $63.62, was $236 million. At December 31, 2016 stock options exercisable have a weighted average remaining contractual life of 3.64 years and the total intrinsic value for “in-the-money” exercisable options was $189 million.

14) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2016	2015	2014
United States	$1,803	$1,840	$1,484
Foreign	427	424	374
Total	$2,230	$2,264	$1,858
The components of the provision for income taxes were as follows:

Year Ended December 31,	2016	2015	2014
Current:
Federal	$359	$110	$(17)
State and local	64	30	15
Foreign	61	91	69
	484	231	67
Deferred	144	445	592
Provision for income taxes	$628	$676	$659

In addition, included in net earnings (loss) from discontinued operations was an income tax (provision) benefit of $(124) million, $82 million and $(129) million in 2016, 2015, and 2014, respectively.

The equity in loss of investee companies is shown net of tax on the Company’s Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2016, 2015, and 2014 were $25 million, $22 million, and $31 million, respectively, which represented an effective tax rate of 33.5% for 2016 and 38.7% for each of the years 2015 and 2014.

In 2016 and 2015, the Company realized tax benefits from the exercise of stock options and vesting of RSUs of $57 million and $148 million, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2016	2015	2014
Taxes on income at U.S. federal statutory rate	$780	$792	$650
State and local taxes, net of federal tax benefit	59	55	104
Effect of foreign operations	(112)	(100)	(90)
Domestic production deduction	(42)	(25)	—
Sales of businesses	—	(42)	—
Audit settlements, net	—	(9)	(4)
Other, net (a)	(57)	5	(1)
Provision for income taxes	$628	$676	$659
(a) 2016 includes a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.
The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2016	2015
Deferred income tax assets:
Reserves and other accrued liabilities	$671	$682
Pension, postretirement and other employee benefits	843	791
Tax credit and loss carryforwards	966	934
Other	113	102
Total deferred income tax assets	2,593	2,509
Valuation allowance	(928)	(914)
Deferred income tax assets, net	1,665	1,595
Deferred income tax liabilities:
Intangible assets	(1,469)	(1,333)
Unbilled licensing receivables	(636)	(599)
Property, equipment and other assets	(140)	(155)
Total deferred income tax liabilities	(2,245)	(2,087)
Deferred income tax liabilities, net	$(580)	$(492)
In addition to the deferred income taxes reflected in the table above, included in the liabilities of discontinued operations on the Consolidated Balance Sheets are net deferred income tax liabilities of $975 million and $990 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $980 million, the majority of which expire in various years from 2017 through 2036.

The 2016 and 2015 deferred income tax assets were reduced by a valuation allowance of $928 million and $914 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

The Company’s share of the undistributed earnings of certain foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $4.55 billion at December 31, 2016 and $4.15 billion at December 31, 2015. For certain foreign subsidiaries, no provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits or remitted in tax-free transactions, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for such undistributed earnings is not practicable.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2014	$139
Additions for current year tax positions	14
Additions for prior year tax positions	31
Reductions for prior year tax positions	(26)
Cash settlements	(16)
Statute of limitations lapses	(2)
At December 31, 2014	140
Additions for current year tax positions	14
Additions for prior year tax positions	6
Reductions for prior year tax positions	(32)
Cash settlements	(23)
Statute of limitations lapses	(1)
At December 31, 2015	104
Additions for current year tax positions	9
Additions for prior year tax positions	4
Reductions for prior year tax positions	(8)
Cash settlements	(6)
Statute of limitations lapses	(1)
At December 31, 2016	$102
At December 31, 2016 and 2015, $20 million and $25 million, respectively, of the reserve for uncertain tax positions were included in “Liabilities of discontinued operations” on the Consolidated Balance Sheets.

The reserve for uncertain tax positions of $102 million at December 31, 2016 includes $76 million which would affect the Company’s effective income tax rate, including discontinued operations, if and when recognized in future years.

The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. The Company recognized interest and penalties of $7 million for each of the years ended December 31, 2016 and 2015, and $14 million for the year ended December 31, 2014, in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, the Company has recorded liabilities for accrued interest and penalties of $35 million and $33 million, respectively, on the Consolidated Balance Sheets.

During 2015, the Company and the IRS settled the Company’s income tax audit for the years 2011 and 2012, which did not have a material effect on the Company’s consolidated financial statements. The IRS is expected to commence its examination of the years 2013, 2014 and 2015 during 2017. In addition, various tax years are currently under examination by state and local and other foreign tax authorities. With respect to open tax years in all jurisdictions, the Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and accordingly, unforeseen events could cause the Company’s expectation to change in the future.
15) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Most of the Company’s pension plans are closed to new entrants. The benefits for some plans are based primarily on an employee’s years of service and average pay near retirement. Benefits under other plans are based primarily on an employee’s pay for each year that the employee

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

participated in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities and U.S. government securities. The Company’s common stock represents approximately 2.8% and 1.8% of the plan assets’ fair values at December 31, 2016 and 2015, respectively.

In September 2016, the Company offered eligible former employees who had not yet initiated pension benefit payments the option to make a one-time election to receive the present value of their pension benefits as a lump-sum distribution or to commence an immediate monthly annuity benefit. As a result, the Company paid a total of $518 million of lump-sum distributions in 2016 using its pension plan assets, representing 12% of the total obligations of its qualified pension plans. Accordingly, the Company recorded a one-time settlement charge of $211 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

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

The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

The following table sets forth the change in benefit obligation for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$4,911	$5,323	$486	$562
Service cost	29	31	—	—
Interest cost	215	209	20	20
Actuarial loss (gain)	353	(210)	(5)	(45)
Benefits paid	(328)	(416)	(69)	(66)
Participants’ contributions	—	—	11	11
Retiree Medicare drug subsidy	—	—	4	4
Settlements	(518)	—	—	—
Cumulative translation adjustments	(2)	(26)	—	—
Benefit obligation, end of year	$4,660	$4,911	$447	$486

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in plan assets for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets, beginning of year	$3,734	$4,224	$4	$5
Actual return (loss) on plan assets	305	(99)	—	—
Employer contributions	52	52	54	50
Benefits paid	(328)	(416)	(69)	(66)
Participants’ contributions	—	—	11	11
Retiree Medicare drug subsidy	—	—	4	4
Settlements	(518)	—	—	—
Cumulative translation adjustments	(1)	(27)	—	—
Fair value of plan assets, end of year	$3,244	$3,734	$4	$4
The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company’s Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2016	2015	2016	2015
Funded status at end of year	$(1,416)	$(1,177)	$(443)	$(482)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$13	$17	$—	$—
Current liabilities	(53)	(51)	(50)	(50)
Noncurrent liabilities	(1,376)	(1,143)	(393)	(432)
Net amounts recognized	$(1,416)	$(1,177)	$(443)	$(482)
The Company’s qualified pension plans were underfunded by $742 million and $533 million at December 31, 2016 and 2015, respectively.

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2016	2015	2016	2015
Net actuarial (loss) gain	$(1,827)	$(1,848)	$230	$246
Net prior service cost	(7)	(9)	—	—
Share of equity investee	(1)	(1)	—	—
	(1,835)	(1,858)	230	246
Deferred income taxes	725	734	(38)	(44)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,110)	$(1,124)	$192	$202
The accumulated benefit obligation for all defined benefit pension plans was $4.59 billion and $4.83 billion at December 31, 2016 and 2015, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2016	2015
Projected benefit obligation	$4,558	$4,795
Accumulated benefit obligation	$4,485	$4,717
Fair value of plan assets	$3,129	$3,602

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2016	2015	2014	2016	2015	2014
Components of net periodic cost:
Service cost	$29	$31	$31	$—	$—	$—
Interest cost	215	209	237	20	20	25
Expected return on plan assets	(227)	(261)	(262)	—	—	—
Amortization of actuarial losses (gains)	84	79	63	(21)	(21)	(21)
Amortization of prior service cost (credit)	1	1	1	—	—	(1)
Settlements	211	—	—	—	—	—
Net periodic cost	$313	$59	$70	$(1)	$(1)	$3

	Pension	Postretirement
Year Ended December 31, 2016	Benefits	Benefits
Other comprehensive income (loss):		45
Actuarial (loss) gain	$(275)	$5
Amortization of actuarial losses (gains) (a)	84	(21)
Amortization of prior service cost (a)	1	—
Settlements (a)	211	—
Cumulative translation adjustments	2	—
	23	(16)
Deferred income taxes	(9)	6
Recognized in other comprehensive income (loss), net of tax	$14	$(10)
(a)  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

Estimated net actuarial losses and prior service costs related to the defined benefit pension plans of approximately $101 million and $1 million, respectively, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2017.

Estimated net actuarial gains related to the other postretirement benefit plans of approximately $22 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2017.

	Pension		Postretirement
	Benefits		Benefits
	2016	2015	2016	2015
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.3%	4.6%	4.1%	4.2%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	4.6%	4.1%	4.2%	3.8%
Expected long-term return on plan assets	6.4%	6.5%	2.0%	2.0%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
N/A - not applicable

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The discount rates are determined primarily based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet the Company’s pension plans’ expected future benefit payments, as determined for the projected benefit obligations. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.

The following additional assumptions were used in accounting for postretirement benefits.

	2016	2015
Projected health care cost trend rate	6.6%	7.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved	2021	2021
A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on the accumulated postretirement benefit obligation	$5	$(5)
Plan Assets
The asset allocations for the Company’s U.S. qualified defined benefit pension plan trust and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company’s U.S. pension plan trust, which accounted for 95% of total plan assets at December 31, 2016, is to invest between 70% - 80% in long duration fixed income investments, 16% - 28% in equity securities and the remainder in cash and other investments. At December 31, 2016, this trust was invested approximately 74% in long duration fixed income portfolios, 24% in equity investments, and the remainder in cash, cash equivalents and other investments. Other trusts, which fund the Company’s international pension plans, accounted for 5% of total plan assets at December 31, 2016 and are invested approximately 70% in fixed income investments, 21% in equity investments, and the remainder in cash, cash equivalents and other investments. Long duration fixed income investments primarily consist of a diversified portfolio of investment grade fixed income instruments with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth the Company’s pension plan assets measured at fair value on a recurring basis at December 31, 2016 and 2015. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

At December 31, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$11	$53	$—	$64
Fixed income securities:
U.S. treasury securities	132	—	—	132
Government-related securities	18	207	—	225
Corporate bonds (b)	—	1,895	—	1,895
Mortgage-backed and asset-backed securities	—	135	2	137
Equity securities:
U.S. large capitalization	187	3	—	190
U.S. small capitalization	64	—	—	64
International equity	—	3	—	3
Other	—	(18)	—	(18)
Total assets in fair value hierarchy	$412	$2,278	$2	$2,692
Common collective funds measured at net asset value (c) (d)				521
Limited partnerships measured at net asset value (c)				31
Investments, at fair value				$3,244

At December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$3	$72	$—	$75
Fixed income securities:
U.S. treasury securities	118	—	—	118
Government-related securities	29	260	—	289
Corporate bonds (b)	—	2,196	—	2,196
Mortgage-backed and asset-backed securities	—	114	2	116
Equity securities:
U.S. large capitalization	233	3	—	236
U.S. small capitalization	70	—	—	70
International equity	—	4	—	4
Other	—	22	—	22
Total assets in fair value hierarchy	$453	$2,671	$2	$3,126
Common collective funds measured at net asset value (c) (d)				565
Limited partnerships measured at net asset value (c)				43
Investments, at fair value				$3,734
(a)  Assets categorized as Level 2 reflect investments in money market funds.
(b)  Securities of diverse sectors and industries, substantially all investment grade.
(c)  In accordance with FASB guidance investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
(d)  Underlying investments consist mainly of U.S. large capitalization and international equity securities.

Money market investments are carried at amortized cost which approximates fair value due to the short-term maturity of these investments. Investments in equity securities are reported at fair value based on quoted market prices on national security exchanges. The fair value of investments in common collective funds are determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by the number of outstanding units. The fair value of U.S. treasury securities is determined based on quoted market

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

prices in active markets. The fair value of government related securities and corporate bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which incorporate certain other observable inputs including recent trading activity for comparable securities and broker quoted prices. The fair value of mortgage-backed and asset-backed securities is based upon valuation models which incorporate available dealer quotes, projected cash flows and market information. The fair value of limited partnerships has been estimated using the NAV of the ownership interest. The NAV is determined using quarterly financial statements issued by the partnership which determine the value based on the fair value of the underlying investments.

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 at December 31, 2016.

Mortgage-backed Securities
At January 1, 2015	$3
Contributions and distributions, net	(1)
At December 31, 2015	2
Contributions and distributions, net	—
At December 31, 2016	$2
The Company’s other postretirement benefits plan assets of $4 million at both December 31, 2016 and 2015, were invested in U.S. fixed income index funds, which are categorized as Level 1 assets.

Future Benefit Payments
Estimated future benefit payments are as follows:

	2017	2018	2019	2020	2021	2022-2026
Pension	$419	$356	$347	$336	$328	$1,491
Postretirement	$58	$56	$53	$51	$47	$192
Retiree Medicare drug subsidy	$(8)	$(8)	$(7)	$(7)	$(7)	$(32)
In January 2017, the Company made discretionary contributions of $100 million to pre-fund its qualified pension plans. In 2017, the Company expects to make contributions of approximately $54 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2017, the Company expects to contribute approximately $50 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

Multiemployer Pension and Postretirement Benefit Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover its union-represented employees including talent, writers, directors, producers and other employees, primarily in the entertainment industry. The other employers participating in these multiemployer plans are primarily in the entertainment and other related industries. The risks of participating in multiemployer plans are different from single-employer plans as assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers and if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if the Company chooses to stop participating in some of its multiemployer plans it may be required to pay those plans a withdrawal liability based on the underfunded status of the plan.

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

The table below presents information concerning the Company’s participation in multiemployer defined benefit pension plans.

	Employer Identification	Pension Protection Act					Expiration Date of Collective
	Number/Pension	Zone Status (a)		Company Contributions			Bargaining
Pension Plan	Plan Number	2016	2015	2016	2015	2014	Agreement
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$6	$5	$5	(c)
Directors Guild of America - Producer	95-2892780-001	Green	Green	6	6	5	6/30/2020
Producer-Writers Guild of America	95-2216351-001	Green	Green	12	11	10	5/1/2017
Screen Actors Guild - Producers	95-2110997-001	Green	Green	11	9	7	6/30/2017
Motion Picture Industry	95-1810805-001	Green	Green	11	10	8	(d)
Other Plans				14	9	10
	Total contributions			$60	$50	$45
(a) The Zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2016 and 2015. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in AFTRA Retirement Plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2014.
(c) The expiration dates range from June 30, 2017 through August 31, 2018.
(d) The expiration dates range from July 31, 2018 through September 30, 2018.

As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

The Company also contributes to multiemployer plans that provide postretirement healthcare, defined contribution and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $28 million, $26 million and $20 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company recognizes the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans
The Company sponsors defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $35 million, $39 million and $38 million for the years ended December 31, 2016, 2015 and 2014, respectively.
16) COMMITMENTS AND CONTINGENCIES
The Company’s commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements and purchase obligations for goods and services resulting from the Company’s normal course of business.

Programming and talent commitments of the Company, estimated to aggregate $11.08 billion as of December 31, 2016, primarily include $8.06 billion for sports programming rights, $2.26 billion relating to the production and

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

licensing of television and film programming, and $758 million for talent contracts.  The Company also has committed purchase obligations which include agreements to purchase goods or services in the future that totaled $835 million as of December 31, 2016.

Other long-term contractual obligations recorded on the Company’s Consolidated Balance Sheet include program liabilities, participations due to producers and residuals.

At December 31, 2016, commitments for programming and talent and purchase obligations not recorded on the balance sheet, and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Programming and Talent	Purchase Obligations	Other Long-Term Contractual Obligations
2017	$1,987	$222	$—
2018	2,036	216	635
2019	1,758	163	393
2020	1,485	156	196
2021	1,515	20	86
2022 and thereafter	2,297	58	63
Total	$11,078	$835	$1,373
The Company has long-term noncancellable operating lease commitments for office space, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders.

At December 31, 2016, future minimum rental payments under noncancellable operating leases with terms in excess of one year and payments under capital leases are as follows:

	Leases
	Capital	Operating
2017	$19	$134
2018	18	113
2019	15	98
2020	14	74
2021	12	68
2022 and thereafter	5	276
Total minimum payments	$83	$763
Less amounts representing interest	8
Present value of minimum payments	$75
Future minimum operating lease payments have been reduced by future minimum sublease income of $64 million. Rent expense was $167 million in 2016, $174 million in 2015 and $170 million in 2014. Included in net earnings (loss) from discontinued operations was rent expense of $36 million in 2016, $37 million in 2015 and $194 million in 2014.

Guarantees

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2016, the outstanding letters of credit and surety bonds approximated $103 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2016, the Company had pending approximately 33,610 asbestos claims, as compared with approximately 36,030 as of December 31, 2015 and 41,100 as of December 31, 2014. During 2016, the Company received approximately 4,160 new claims and closed or moved to an inactive docket approximately 6,580 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2016, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $48 million. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has remained generally flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company’s estimate of its asbestos liabilities.

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

In preparation for the planned separation of its radio business, the Company changed the manner in which it manages its television and radio operations during the third quarter of 2016. Accordingly, the Company began presenting Local Media, which was previously combined with CBS Radio in the Local Broadcasting segment, as a separate operating segment. In connection with this segment presentation, the presentation of intercompany revenues was revised, including station affiliation fees paid by Local Media to the CBS Television Network. In addition, CBS Radio has been presented as a discontinued operation of the Company. Results for all periods presented have been reclassified to conform to this presentation.

Year Ended December 31,	2016	2015	2014
Revenues:
Entertainment	$8,877	$8,438	$8,309
Cable Networks	2,160	2,242	2,176
Publishing	767	780	778
Local Media	1,779	1,592	1,624
Corporate/Eliminations	(417)	(381)	(368)
Total Revenues	$13,166	$12,671	$12,519
Revenues generated between segments primarily reflect advertising sales, television and feature film license fees and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2016	2015	2014
Intercompany Revenues:
Entertainment	$434	$384	$368
Cable Networks	1	—	1
Local Media	8	9	11
Total Intercompany Revenues	$443	$393	$380

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding a pension settlement charge, restructuring and merger and acquisition-related costs, and other operating items, net, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

Year Ended December 31,	2016	2015	2014
Segment Operating Income (Loss):
Entertainment	$1,519	$1,294	$1,316
Cable Networks	959	945	974
Publishing	119	114	101
Local Media	618	487	515
Corporate	(354)	(276)	(297)
Total Segment Operating Income	2,861	2,564	2,609
Pension settlement charge	(211)	—	—
Restructuring and merger and acquisition-related costs	(38)	(45)	(19)
Other operating items, net	9	139	—
Operating income	2,621	2,658	2,590
Interest expense	(411)	(392)	(363)
Interest income	32	24	13
Loss on early extinguishment of debt	—	—	(352)
Other items, net	(12)	(26)	(30)
Earnings from continuing operations before income taxes and equity in loss of investee companies	2,230	2,264	1,858
Provision for income taxes	(628)	(676)	(659)
Equity in loss of investee companies, net of tax	(50)	(34)	(48)
Net earnings from continuing operations	1,552	1,554	1,151
Net earnings (loss) from discontinued operations, net of tax	(291)	(141)	1,808
Net earnings	$1,261	$1,413	$2,959

Year Ended December 31,	2016	2015	2014
Depreciation and Amortization:
Entertainment	$117	$126	$139
Cable Networks	23	23	23
Publishing	6	6	6
Local Media	44	48	54
Corporate	35	32	28
Total Depreciation and Amortization	$225	$235	$250

Year Ended December 31,	2016	2015	2014
Stock-based Compensation:
Entertainment	$61	$61	$56
Cable Networks	12	11	9
Publishing	4	4	4
Local Media	12	11	11
Corporate	76	70	57
Total Stock-based Compensation	$165	$157	$137

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2016	2015	2014
Capital Expenditures:
Entertainment	$98	$99	$94
Cable Networks	19	18	16
Publishing	9	10	4
Local Media	37	28	37
Corporate	33	16	27
Total Capital Expenditures	$196	$171	$178

At December 31,	2016	2015
Assets:
Entertainment	$11,262	$10,910
Cable Networks	2,618	2,369
Publishing	880	880
Local Media	4,065	4,051
Corporate/Eliminations	817	485
Discontinued operations	4,596	5,070
Total Assets	$24,238	$23,765

Year Ended December 31,	2016	2015	2014
Revenues by Type:
Advertising	$6,288	$5,824	$5,934
Content licensing and distribution	3,673	3,903	3,990
Affiliate and subscription fees	2,978	2,724	2,362
Other	227	220	233
Total Revenues	$13,166	$12,671	$12,519

Year Ended December 31,	2016	2015	2014
Revenues: (a)
United States	$11,317	$10,667	$10,726
International	1,849	2,004	1,793
Total Revenues	$13,166	$12,671	$12,519
(a) Revenue classifications are based on customers’ locations.

At December 31,	2016	2015
Long-lived Assets: (a)
United States	$17,476	$17,378
International	407	357
Total Long-lived Assets	$17,883	$17,735
(a) Reflects total assets from both continuing and discontinued operations less current assets, investments and noncurrent deferred tax assets.

Transactions within the Company between the United States and international regions were not significant.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

18) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2016	2015	2014
Cash paid for interest:
Continuing operations (a)	$407	$349	$707
Discontinued operations	8	—	—
Total	$415	$349	$707
(a) Included in 2014 are payments of $360 million associated with the early extinguishment of debt, mainly for early redemption premiums.

Year Ended December 31,	2016	2015	2014
Cash paid for income taxes:
Continuing operations	$373	$199	$122
Discontinued operations	119	84	137
Total	$492	$283	$259

Year Ended December 31,	2016	2015	2014
Noncash investing and financing activities:
Shares received in Split-Off (Note 4)	$—	$—	$2,721
Equipment acquired under capitalized leases	$10	$3	$1
Radio station swap (Note 4)	$—	$—	$262

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

19) QUARTERLY FINANCIAL DATA (unaudited):

	First	Second	Third	Fourth
2016 (a)	Quarter	Quarter	Quarter	Quarter (b) (c)	Total Year
Revenues:
Entertainment	$2,587	$1,947	$1,949	$2,394	$8,877
Cable Networks	525	536	598	501	2,160
Publishing	145	187	226	209	767
Local Media	448	396	409	526	1,779
Corporate/Eliminations	(117)	(90)	(98)	(112)	(417)
Total Revenues	$3,588	$2,976	$3,084	$3,518	$13,166
Segment Operating Income (Loss):
Entertainment	$449	$351	$348	$371	$1,519
Cable Networks	228	227	285	219	959
Publishing	13	26	44	36	119
Local Media	150	130	122	216	618
Corporate	(84)	(83)	(78)	(109)	(354)
Total Segment Operating Income	756	651	721	733	2,861
Pension settlement charge	—	—	—	(211)	(211)
Restructuring and merger and acquisition-related costs	—	—	—	(38)	(38)
Other operating items, net	9	—	—	—	9
Total Operating Income	$765	$651	$721	$484	$2,621
Net earnings from continuing operations	$442	$373	$466	$271	$1,552
Net earnings (loss)	$473	$423	$478	$(113)	$1,261

Basic net earnings per common share:
Net earnings from continuing operations	$.96	$.83	$1.05	$.64	$3.50
Net earnings (loss)	$1.03	$.94	$1.08	$(.27)	$2.84
Diluted net earnings per common share:
Net earnings from continuing operations	$.95	$.82	$1.04	$.63	$3.46
Net earnings (loss)	$1.02	$.93	$1.07	$(.26)	$2.81

Weighted average number of common shares
outstanding:
Basic	459	451	442	424	444
Diluted	464	455	446	429	448

Dividends per common share	$.15	$.15	$.18	$.18	$.66
(a) CBS Radio has been presented as a discontinued operation for all periods presented.
(b) In the fourth quarter of 2016, the Company recorded a noncash impairment charge of $444 million to reduce the carrying value of CBS Radio’s goodwill and FCC licenses to their fair value. This charge has been presented in discontinued operations (See Note 4).
(c) In the fourth quarter of 2016, the Company recorded a one-time pension settlement charge of $211 million for the settlement of pension obligations resulting from the completion of the Company’s offer to eligible former employees to receive lump-sum distributions of their pension benefits (See Note 15).

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	First	Second	Third	Fourth
2015 (a)	Quarter	Quarter	Quarter	Quarter (b) (c)	Total Year
Revenues:
Entertainment	$2,261	$1,785	$1,932	$2,460	$8,438
Cable Networks	539	615	526	562	2,242
Publishing	145	199	203	233	780
Local Media	375	387	376	454	1,592
Corporate/Eliminations	(87)	(82)	(94)	(118)	(381)
Total Revenues	$3,233	$2,904	$2,943	$3,591	$12,671
Segment Operating Income (Loss):
Entertainment	$346	$262	$339	$347	$1,294
Cable Networks	251	220	246	228	945
Publishing	12	25	43	34	114
Local Media	109	128	101	149	487
Corporate	(68)	(65)	(49)	(94)	(276)
Total Segment Operating Income	650	570	680	664	2,564
Restructuring charges	—	(31)	—	(14)	(45)
Other operating items, net	19	—	—	120	139
Total Operating Income	$669	$539	$680	$770	$2,658
Net earnings from continuing operations	$364	$306	$377	$507	$1,554
Net earnings	$394	$332	$426	$261	$1,413

Basic net earnings per common share:
Net earnings from continuing operations	$.73	$.62	$.79	$1.08	$3.21
Net earnings	$.79	$.68	$.89	$.56	$2.92
Diluted net earnings per common share:
Net earnings from continuing operations	$.72	$.62	$.78	$1.07	$3.18
Net earnings	$.78	$.67	$.88	$.55	$2.89

Weighted average number of common shares
outstanding:
Basic	498	490	480	469	484
Diluted	506	495	484	474	489

Dividends per common share	$.15	$.15	$.15	$.15	$.60
(a) CBS Radio has been presented as a discontinued operation for all periods presented.
(b) In the fourth quarter of 2015, the Company recorded a noncash impairment charge of $484 million to reduce the carrying value of radio FCC licenses to their fair value. This charge has been presented in discontinued operations (See Note 4).
(c) During 2015, the Company recorded gains on the sales of internet businesses in China (See Note 3).

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

	Statement of Operations
	For the Year Ended December 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$181	$12	$12,973	$—	$13,166
Costs and expenses:
Operating	67	6	7,883	—	7,956
Selling, general and administrative	80	297	1,747	—	2,124
Depreciation and amortization	5	23	197	—	225
Pension settlement charge	211	—	—	—	211
Restructuring and merger and acquisition-related costs	—	2	36	—	38
Other operating items, net	—	—	(9)	—	(9)
Total costs and expenses	363	328	9,854	—	10,545
Operating income (loss)	(182)	(316)	3,119	—	2,621
Interest (expense) income, net	(502)	(433)	556	—	(379)
Other items, net	(3)	19	(28)	—	(12)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(687)	(730)	3,647	—	2,230
Benefit (provision) for income taxes	212	224	(1,064)	—	(628)
Equity in earnings (loss) of investee companies, net of tax	1,736	1,077	(50)	(2,813)	(50)
Net earnings from continuing operations	1,261	571	2,533	(2,813)	1,552
Net loss from discontinued operations, net of tax	—	(1)	(290)	—	(291)
Net earnings	$1,261	$570	$2,243	$(2,813)	$1,261
Total comprehensive income	$1,264	$595	$2,212	$(2,807)	$1,264

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Year Ended December 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$148	$11	$12,512	$—	$12,671
Costs and expenses:
Operating	65	5	7,841	—	7,911
Selling, general and administrative	46	243	1,672	—	1,961
Depreciation and amortization	6	20	209	—	235
Restructuring charges	—	—	45	—	45
Other operating items, net	(117)	—	(22)	—	(139)
Total costs and expenses	—	268	9,745	—	10,013
Operating income (loss)	148	(257)	2,767	—	2,658
Interest (expense) income, net	(486)	(403)	521	—	(368)
Other items, net	(3)	9	(32)	—	(26)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(341)	(651)	3,256	—	2,264
Benefit (provision) for income taxes	160	215	(1,051)	—	(676)
Equity in earnings (loss) of investee companies, net of tax	1,593	1,090	(34)	(2,683)	(34)
Net earnings from continuing operations	1,412	654	2,171	(2,683)	1,554
Net earnings (loss) from discontinued operations, net of tax	1	(1)	(141)	—	(141)
Net earnings	$1,413	$653	$2,030	$(2,683)	$1,413
Total comprehensive income	$1,378	$660	$2,030	$(2,690)	$1,378

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Year Ended December 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$159	$11	$12,349	$—	$12,519
Costs and expenses:
Operating	68	6	7,615	—	7,689
Selling, general and administrative	61	254	1,656	—	1,971
Depreciation and amortization	6	16	228	—	250
Restructuring charges	—	3	16	—	19
Total costs and expenses	135	279	9,515	—	9,929
Operating income (loss)	24	(268)	2,834	—	2,590
Interest (expense) income, net	(443)	(383)	476	—	(350)
Loss on early extinguishment of debt	(351)	—	(1)	—	(352)
Other items, net	(1)	4	(33)	—	(30)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(771)	(647)	3,276	—	1,858
Benefit (provision) for income taxes	280	229	(1,168)	—	(659)
Equity in earnings (loss) of investee companies, net of tax	3,444	1,270	(48)	(4,714)	(48)
Net earnings from continuing operations	2,953	852	2,060	(4,714)	1,151
Net earnings (loss) from discontinued operations, net of tax	6	(2)	1,804	—	1,808
Net earnings	$2,959	$850	$3,864	$(4,714)	$2,959
Total comprehensive income	$2,769	$857	$3,819	$(4,676)	$2,769

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$321	$—	$277	$—	$598
Receivables, net	27	2	3,285	—	3,314
Programming and other inventory	3	3	1,421	—	1,427
Prepaid expenses and other current assets	102	55	297	(35)	419
Current assets of discontinued operations	—	—	305	—	305
Total current assets	453	60	5,585	(35)	6,063
Property and equipment	47	201	2,687	—	2,935
Less accumulated depreciation and amortization	25	140	1,529	—	1,694
Net property and equipment	22	61	1,158	—	1,241
Programming and other inventory	5	7	2,427	—	2,439
Goodwill	98	62	4,704	—	4,864
Intangible assets	—	—	2,633	—	2,633
Investments in consolidated subsidiaries	44,473	13,853	—	(58,326)	—
Other assets	150	8	2,549	—	2,707
Intercompany	—	1,785	26,976	(28,761)	—
Assets of discontinued operations	—	3	4,288	—	4,291
Total Assets	$45,201	$15,839	$50,320	$(87,122)	$24,238
Liabilities and Stockholders’ Equity
Accounts payable	$1	$3	$144	$—	$148
Participants’ share and royalties payable	—	—	1,024	—	1,024
Program rights	4	4	282	—	290
Commercial paper	450	—	—	—	450
Current portion of long-term debt	6	—	17	—	23
Accrued expenses and other current liabilities	421	284	948	(35)	1,618
Current liabilities of discontinued operations	—	—	155	—	155
Total current liabilities	882	291	2,570	(35)	3,708
Long-term debt	8,798	—	104	—	8,902
Other liabilities	3,071	244	2,173	—	5,488
Liabilities of discontinued operations	—	—	2,451	—	2,451
Intercompany	28,761	—	—	(28,761)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,913	—	60,894	(60,894)	43,913
Retained earnings (deficit)	(19,257)	15,483	(13,838)	(1,645)	(19,257)
Accumulated other comprehensive income (loss)	(767)	29	50	(79)	(767)
	23,890	15,635	47,822	(63,457)	23,890
Less treasury stock, at cost	20,201	331	4,800	(5,131)	20,201
Total Stockholders’ Equity	3,689	15,304	43,022	(58,326)	3,689
Total Liabilities and Stockholders’ Equity	$45,201	$15,839	$50,320	$(87,122)	$24,238

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$267	$1	$49	$—	$317
Receivables, net	28	2	3,345	—	3,375
Programming and other inventory	3	3	1,264	—	1,270
Prepaid expenses and other current assets	192	26	274	(30)	462
Current assets of discontinued operations	—	—	323	—	323
Total current assets	490	32	5,255	(30)	5,747
Property and equipment	46	180	2,654	—	2,880
Less accumulated depreciation and amortization	20	118	1,489	—	1,627
Net property and equipment	26	62	1,165	—	1,253
Programming and other inventory	6	9	1,942	—	1,957
Goodwill	98	62	4,629	—	4,789
Intangible assets	—	—	2,639	—	2,639
Investments in consolidated subsidiaries	42,744	12,775	—	(55,519)	—
Other assets	163	11	2,459	—	2,633
Intercompany	—	2,248	23,988	(26,236)	—
Assets of discontinued operations	—	—	4,747	—	4,747
Total Assets	$43,527	$15,199	$46,824	$(81,785)	$23,765
Liabilities and Stockholders’ Equity
Accounts payable	$1	$4	$154	$—	$159
Participants’ share and royalties payable	—	—	1,013	—	1,013
Program rights	4	4	364	—	372
Current portion of long-term debt	206	—	16	—	222
Accrued expenses and other current liabilities	418	229	1,034	(30)	1,651
Current liabilities of discontinued operations	—	1	142	—	143
Total current liabilities	629	238	2,723	(30)	3,560
Long-term debt	8,113	—	113	—	8,226
Other liabilities	2,961	252	2,064	—	5,277
Liabilities of discontinued operations	25	—	1,114	—	1,139
Intercompany	26,236	—	—	(26,236)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	44,055	—	60,894	(60,894)	44,055
Retained earnings (deficit)	(20,518)	14,913	(16,081)	1,168	(20,518)
Accumulated other comprehensive income (loss)	(770)	4	81	(85)	(770)
	22,768	15,040	45,610	(60,650)	22,768
Less treasury stock, at cost	17,205	331	4,800	(5,131)	17,205
Total Stockholders’ Equity	5,563	14,709	40,810	(55,519)	5,563
Total Liabilities and Stockholders’ Equity	$43,527	$15,199	$46,824	$(81,785)	$23,765

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(846)	$(157)	$2,688	$—	$1,685
Investing Activities:
Acquisitions	—	—	(92)	—	(92)
Capital expenditures	—	(33)	(163)	—	(196)
Investments in and advances to investee companies	—	—	(81)	—	(81)
Proceeds from dispositions	(4)	—	24	—	20
Other investing activities	15	—	—	—	15
Net cash flow provided by (used for) investing activities from continuing operations	11	(33)	(312)	—	(334)
Net cash flow used for investing activities from discontinued operations	—	(1)	(5)	—	(6)
Net cash flow provided by (used for) investing activities	11	(34)	(317)	—	(340)
Financing Activities:
Proceeds from short-term debt borrowings, net	450	—	—	—	450
Proceeds from issuance of senior notes	684	—	—	—	684
Repayment of senior debentures	(199)	—	—	—	(199)
Proceeds from debt borrowings of CBS Radio	—	—	1,452	—	1,452
Repayment of debt borrowings of CBS Radio	—	—	(110)	—	(110)
Payment of capital lease obligations	—	—	(18)	—	(18)
Dividends	(288)	—	—	—	(288)
Purchase of Company common stock	(2,997)	—	—	—	(2,997)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(58)	—	—	—	(58)
Proceeds from exercise of stock options	21	—	—	—	21
Excess tax benefit from stock-based compensation	17	—	—	—	17
Increase (decrease) in intercompany payables	3,259	190	(3,449)	—	—
Net cash flow provided by (used for) financing activities	889	190	(2,125)	—	(1,046)
Net increase (decrease) in cash and cash equivalents	54	(1)	246	—	299
Cash and cash equivalents at beginning of year (includes $6 of discontinued operations cash)	267	1	55	—	323
Cash and cash equivalents at end of year (includes $24 of discontinued operations cash)	$321	$—	$301	$—	$622

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2015
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(634)	$(201)	$2,229	$—	$1,394
Investing Activities:
Acquisitions	—	—	(12)	—	(12)
Capital expenditures	—	(16)	(155)	—	(171)
Investments in and advances to investee companies	—	—	(98)	—	(98)
Proceeds from sale of investments	79	—	1	—	80
Proceeds from dispositions	318	—	65	—	383
Other investing activities	(3)	—	—	—	(3)
Net cash flow provided by (used for) investing activities from continuing operations	394	(16)	(199)	—	179
Net cash flow used for investing activities from discontinued operations	(3)	—	(22)	—	(25)
Net cash flow provided by (used for) investing activities	391	(16)	(221)	—	154
Financing Activities:
Repayments of short-term debt borrowings, net	(616)	—	—	—	(616)
Proceeds from issuance of senior notes	1,959	—	—	—	1,959
Payment of capital lease obligations	—	—	(17)	—	(17)
Dividends	(300)	—	—	—	(300)
Purchase of Company common stock	(2,813)	—	—	—	(2,813)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(96)	—	—	—	(96)
Proceeds from exercise of stock options	142	—	—	—	142
Excess tax benefit from stock-based compensation	88	—	—	—	88
Increase (decrease) in intercompany payables	2,083	217	(2,300)	—	—
Net cash flow provided by (used for) financing activities	447	217	(2,317)	—	(1,653)
Net increase (decrease) in cash and cash equivalents	204	—	(309)	—	(105)
Cash and cash equivalents at beginning of year (includes $6 of discontinued operations cash)	63	1	364	—	428
Cash and cash equivalents at end of year (includes $6 of discontinued operations cash)	$267	$1	$55	$—	$323

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2014
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(1,107)	$(194)	$2,576	$—	$1,275
Investing Activities:
Acquisitions	—	—	(2)	—	(2)
Capital expenditures	—	(27)	(151)	—	(178)
Investments in and advances to investee companies	—	—	(98)	—	(98)
Proceeds from sale of investments	—	—	12	—	12
Proceeds from dispositions	—	—	4	—	4
Other investing activities	(4)	—	—	—	(4)
Net cash flow used for investing activities from continuing operations	(4)	(27)	(235)	—	(266)
Net cash flow used for investing activities from discontinued operations	(29)	—	(306)	—	(335)
Net cash flow used for investing activities	(33)	(27)	(541)	—	(601)
Financing Activities:
Proceeds from short-term debt borrowings, net	141	—	—	—	141
Proceeds from issuance of senior notes	1,728	—	—	—	1,728
Repayment of notes and debentures	(1,146)	—	(6)	—	(1,152)
Proceeds from debt borrowings of Outdoor Americas	(5)	—	1,574	—	1,569
Proceeds from IPO of Outdoor Americas	—	—	613	—	613
Payment of capital lease obligations	—	—	(17)	—	(17)
Dividends	(292)	—	—	—	(292)
Purchase of Company common stock	(3,595)	—	—	—	(3,595)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(146)	—	—	—	(146)
Proceeds from exercise of stock options	283	—	—	—	283
Excess tax benefit from stock-based compensation	243	—	—	—	243
Other financing activities	(9)	—	(9)	—	(18)
Increase (decrease) in intercompany payables	3,921	221	(4,142)	—	—
Net cash flow provided by (used for) financing activities	1,123	221	(1,987)	—	(643)
Net (decrease) increase in cash and cash equivalents	(17)	—	48	—	31
Cash and cash equivalents at beginning of year (includes $33 of discontinued operations cash)	80	1	316	—	397
Cash and cash equivalents at end of year (includes $6 of discontinued operations cash)	$63	$1	$364	$—	$428

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Management’s report on internal control over financial reporting and the report of the Company’s independent registered public accounting firm thereon are set forth in Item 8, on pages II- 43 and II - 44, of this report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s directors is contained in the CBS Corporation Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “CBS Corporation’s Board of Directors,” “Item 1—Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
The information required by this item with respect to the Company’s executive officers is (i) contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) included in Part I of this Form 10-K under the caption “Executive Officers of the Company,” which information is incorporated herein by reference.

Item 11.	Executive Compensation.
The information required by this item is contained in the Proxy Statement under the headings “CBS Corporation’s Board of Directors,” “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” which information is incorporated herein by reference.

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
(a)
1. Financial Statements.
The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page II-42.
2. Financial Statement Schedules.
The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-42.
3. Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page E-1.

(b)	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page E-1.

Item 16.	Form 10-K Summary.
None.

IV-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CBS Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CBS CORPORATION

By:	/s/ Leslie Moonves
Leslie Moonves Chairman of the Board, President and Chief Executive Officer
Date: February 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Leslie Moonves	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) (Chairman of the Board of Directors)	February 17, 2017
Leslie Moonves

/s/ Joseph R. Ianniello	Chief Operating Officer (Principal Financial Officer)	February 17, 2017
Joseph R. Ianniello

/s/ Lawrence Liding	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2017
Lawrence Liding

*	Director	February 17, 2017
David R. Andelman

*	Director	February 17, 2017
Joseph A. Califano, Jr.

*	Director	February 17, 2017
William S. Cohen

*	Director	February 17, 2017
Gary L. Countryman

	Signature	Title	Date

	*	Director	February 17, 2017
Charles K. Gifford

	*	Director	February 17, 2017
Leonard Goldberg

	*	Director	February 17, 2017
Bruce S. Gordon

	*	Director	February 17, 2017
Linda M. Griego

	*	Director	February 17, 2017
Arnold Kopelson

	*	Director	February 17, 2017
Doug Morris

	*	Director	February 17, 2017
Shari Redstone

	*	Director, Chairman Emeritus	February 17, 2017
Sumner M. Redstone

*By:	/s/ Lawrence P. Tu		February 17, 2017
Lawrence P. Tu Attorney-in-Fact for Directors

INDEX TO EXHIBITS
ITEM 15(b)
Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)
Agreement and Plan of Merger, dated as of February 2, 2017, among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8‑K of CBS Corporation filed February 2, 2017) (File No. 001‑09553).

(b)
Master Separation Agreement, dated February 2, 2017, between CBS Corporation and CBS Radio Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8‑K of CBS Corporation filed February 2, 2017) (File No. 001‑09553).

(3)		Articles of Incorporation and Bylaws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553).

(b)
Amended and Restated Bylaws of CBS Corporation effective December 11, 2014 (incorporated by reference to Exhibit 3(b) to the Current Report on Form 8‑K of CBS Corporation filed December 17, 2014) (File No. 001‑09553).

(4)		Instruments defining the rights of security holders, including indentures
(a)
Amended and Restated Senior Indenture dated as of November 3, 2008 (“2008 Indenture”) among CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑3 of CBS Corporation filed November 3, 2008 (Registration No. 333‑154962) (File No. 001‑09553).

(b)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 among CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8‑K of CBS Corporation filed April 5, 2010 (File No. 001‑09553).

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
(i) Stock Options (incorporated by reference to Exhibit 10(c)(ii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*
_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(ii)
Performance‑Based Restricted Share Units with Time Vesting and Performance Vesting (incorporated by reference to Exhibit 10(c)(v) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*

(iii)
Restricted Share Units with Time Vesting (incorporated by reference to Exhibit 10(c)(vii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*

(c)
CBS Corporation Senior Executive Short‑Term Incentive Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by the First Amendment to the CBS Corporation Senior Executive Short‑Term Incentive Plan effective January 1, 2009) (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553).*

(d)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001‑09553) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001‑09553).*

(e)
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
(f)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B effective January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10‑ K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553), (as Part B was amended by Amendment No. 4 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(g)
Summary of CBS Corporation Compensation for Outside Directors (as of January 28, 2016) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2015) (File No. 001-09553).*

(h)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
(i)
Former Viacom Deferred Compensation Plan for Non‑Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10‑K of Former Viacom for the fiscal year ended December 31, 2003) (File No. 001‑09553).*

(j)
CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of January 29, 2015) (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(k)	CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through December 14, 2016) (filed herewith).*
(l)
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through January 29, 2015) (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(m)
CBS Corporation 2015 Equity Plan for Outside Directors (effective May 21, 2015) (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2015) (File No. 001-09553).*

(n)
Summary of Compensation for Sumner M. Redstone, Chairman Emeritus (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2016) (File No. 001-09553). Employment Agreement dated December 29, 2005 between CBS Corporation and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Former Viacom filed December 30, 2005) (File No. 001‑09553), as amended by a Letter Agreement dated March 13, 2007 (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed March 16, 2007) (File No. 001‑09553), as amended by a 409A Letter Agreement dated December 10, 2008 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553).*

_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(o)
Employment Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553), as amended by a Letter Agreement dated February 24, 2015 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2015) (File No. 001-09553), as amended by a Letter Agreement dated February 26, 2016 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2016) (File No. 001-09553).*

(p)
Letter Agreement dated December 11, 2014 between CBS Corporation and Leslie Moonves amending and restating the Letter Agreement dated May 2, 2012 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*
Certain portions of this exhibit have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.

(q)
Employment Agreement dated as of June 4, 2013 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended June 30, 2013) (File No. 001‑09553).*

(r)
Employment Agreement dated as of September 29, 2016 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2016) (File No. 001-09553).*

(s)
Employment Agreement dated December 17, 2015 (effective as of July 1, 2016) between CBS Corporation and Gil Schwartz (incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2015) (File No. 001-09553).*

(t)
Employment Agreement dated as of November 11, 2013 between CBS Corporation and Lawrence Tu (incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(u)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
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
CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998) (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977).*

(v)
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
(w)
Amended and Restated $2.5 Billion Credit Agreement, dated as of June 9, 2016, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Bank, N.A., as Co‑Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed June 10, 2016) (File No. 001-09553).

(x)
CBS Radio Inc. $1.06 Billion Credit Agreement, dated as of October 17, 2016, among CBS Radio Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer; and J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and as Joint Book Runners; Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Co-Syndication Agents; and J.P. Morgan Securities LLC, Goldman Sachs Bank USA, Wells Fargo Bank, N.A., Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed October 18, 2016) (File No. 001-09553).

(y)
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Former Viacom filed December 21, 2005) (File No. 001‑09553).

(z)
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

CBS CORPORATION AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C					Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses		Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2016	$59	$1	$12		$—		$12	$60
Year ended December 31, 2015	$47	$—	$9		$15	(a)	$12	$59
Year ended December 31, 2014	$51	$—	$9		$—		$13	$47

Valuation allowance on deferred tax assets:
Year ended December 31, 2016	$914	$—	$41		$—		$27	$928
Year ended December 31, 2015	$574	$—	$394	(b)	$—		$54	$914
Year ended December 31, 2014	$634	$—	$36		$—		$96	$574

Reserves for inventory obsolescence:
Year ended December 31, 2016	$23	$1	$2		$—		$7	$19
Year ended December 31, 2015	$30	$—	$10		$—		$17	$23
Year ended December 31, 2014	$35	$—	$8		$—		$13	$30
(a) Reclassification from long-term to current.
(b) Primarily relates to a valuation allowance for a U.S. capital loss carryforward deferred tax asset that arose from the sale of internet businesses in China.

F-1