Form 10-Q
period 2017-03-31
CBS CORP
filed 2017-05-04
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(212) 975-4321
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding at April 28, 2017:
Class A Common Stock, par value $.001 per share— 37,598,604
Class B Common Stock, par value $.001 per share— 368,358,084

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$3,343	$3,588
Costs and expenses:
Operating	2,074	2,272
Selling, general and administrative	510	503
Depreciation and amortization	55	57
Other operating items, net	—	(9)
Total costs and expenses	2,639	2,823
Operating income	704	765
Interest expense	(109)	(100)
Interest income	13	7
Other items, net	1	(3)
Earnings from continuing operations before income taxes and equity in loss of investee companies	609	669
Provision for income taxes	(138)	(206)
Equity in loss of investee companies, net of tax	(17)	(21)
Net earnings from continuing operations	454	442
Net earnings (loss) from discontinued operations, net of tax (Note 3)	(706)	31
Net earnings (loss)	$(252)	$473

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$1.11	$.96
Net earnings (loss) from discontinued operations	$(1.72)	$.07
Net earnings (loss)	$(.61)	$1.03

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$1.09	$.95
Net earnings (loss) from discontinued operations	$(1.70)	$.07
Net earnings (loss)	$(.61)	$1.02

Weighted average number of common shares outstanding:
Basic	410	459
Diluted	416	464

Dividends per common share	$.18	$.15
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2017	2016
Net earnings (loss)	$(252)	$473
Other comprehensive income, net of tax:
Cumulative translation adjustments	2	1
Amortization of net actuarial loss and prior service cost	12	10
Total other comprehensive income, net of tax	14	11
Total comprehensive income (loss)	$(238)	$484
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$163	$598
Receivables, less allowances of $60 (2017 and 2016)	3,478	3,314
Programming and other inventory (Note 4)	1,201	1,427
Prepaid income taxes	—	30
Prepaid expenses	165	185
Other current assets	355	204
Current assets of discontinued operations (Note 3)	258	305
Total current assets	5,620	6,063
Property and equipment	2,943	2,935
Less accumulated depreciation and amortization	1,723	1,694
Net property and equipment	1,220	1,241
Programming and other inventory (Note 4)	2,546	2,439
Goodwill	4,889	4,864
Intangible assets	2,631	2,633
Other assets	2,539	2,707
Assets of discontinued operations (Note 3)	3,577	4,291
Total Assets	$23,022	$24,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$158	$148
Accrued compensation	182	369
Participants’ share and royalties payable	1,022	1,024
Program rights	477	290
Deferred revenues	173	152
Income taxes payable	92	—
Commercial paper (Note 6)	30	450
Current portion of long-term debt (Note 6)	23	23
Accrued expenses and other current liabilities	1,116	1,097
Current liabilities of discontinued operations (Note 3)	151	155
Total current liabilities	3,424	3,708
Long-term debt (Note 6)	8,900	8,902
Pension and postretirement benefit obligations	1,655	1,769
Deferred income tax liabilities, net	624	590
Other liabilities	3,080	3,129
Liabilities of discontinued operations (Note 3)	2,454	2,451

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2017 and 2016) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 831 (2017) and 829 (2016) shares issued	1	1
Additional paid-in capital	43,847	43,913
Accumulated deficit	(19,509)	(19,257)
Accumulated other comprehensive loss (Note 8)	(753)	(767)
	23,586	23,890
Less treasury stock, at cost; 462 (2017) and 455 (2016) Class B shares	20,701	20,201
Total Stockholders’ Equity	2,885	3,689
Total Liabilities and Stockholders’ Equity	$23,022	$24,238
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net earnings (loss)	$(252)	$473
Less: Net earnings (loss) from discontinued operations	(706)	31
Net earnings from continuing operations	454	442
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	55	57
Stock-based compensation	40	39
Equity in loss of investee companies, net of tax and distributions	17	22
Change in assets and liabilities, net of investing and financing activities	112	363
Net cash flow provided by operating activities from continuing operations	678	923
Net cash flow provided by operating activities from discontinued operations	41	105
Net cash flow provided by operating activities	719	1,028
Investing Activities:
Acquisitions	(21)	(50)
Capital expenditures	(27)	(34)
Investments in and advances to investee companies	(49)	(32)
Proceeds from dispositions	1	21
Other investing activities	14	(7)
Net cash flow used for investing activities from continuing operations	(82)	(102)
Net cash flow (used for) provided by investing activities from discontinued operations	(7)	4
Net cash flow used for investing activities	(89)	(98)
Financing Activities:
Repayments of short-term debt borrowings, net	(420)	—
Repayment of senior debentures	—	(200)
Repayment of debt borrowings of CBS Radio	(3)	—
Payment of capital lease obligations	(4)	(4)
Payment of contingent consideration	(7)	—
Dividends	(77)	(73)
Purchase of Company common stock	(531)	(533)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(76)	(46)
Proceeds from exercise of stock options	36	6
Excess tax benefit from stock-based compensation (Note 1)	—	8
Net cash flow used for financing activities	(1,082)	(842)
Net (decrease) increase in cash and cash equivalents	(452)	88
Cash and cash equivalents at beginning of period (includes $24 (2017) and $6 (2016) of discontinued operations cash)	622	323
Cash and cash equivalents at end of period (includes $7 (2017) and $2 (2016) of discontinued operations cash)	$170	$411
Supplemental disclosure of cash flow information
Cash paid for interest:
Continuing operations	$162	$158
Discontinued operations	$11	$—

Cash paid for income taxes:
Continuing operations	$1	$7
Discontinued operations	$12	$—
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

Discontinued Operations-On February 2, 2017, the Company entered into an agreement with Entercom Communications Corp. (“Entercom”) to combine the Company’s radio business, CBS Radio, with Entercom in a merger to be effected through a Reverse Morris Trust transaction, which is expected to be tax-free to CBS Corp. and its stockholders. In connection with this transaction, the Company intends to split-off CBS Radio through an exchange offer, in which the Company’s stockholders may elect to exchange shares of the Company’s Class B Common Stock for shares of CBS Radio, which will then be immediately converted into shares of Entercom Class A common stock at the time of the merger. CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented (See Note 3).

Basis of Presentation-The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Other Operating Items, Net-Other operating items, net for the three months ended March 31, 2016 included a gain from the sale of a business and a multiyear, retroactive impact of a new operating tax.

Net Earnings (Loss) per Common Share-Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 4 million stock options for the three months ended March 31, 2017 and 8 million stock options and RSUs for the three months ended March 31, 2016.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Weighted average shares for basic EPS	410	459
Dilutive effect of shares issuable under stock-based compensation plans	6	5
Weighted average shares for diluted EPS	416	464
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the three months ended March 31, 2017 and 2016, the Company recorded dividends of $75 million and $69 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards
Improvements to Employee Share-Based Payment Accounting
During the first quarter of 2017, the Company adopted amended Financial Accounting Standards Board (“FASB”) guidance which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits are classified with other income tax cash flows in operating activities. As a result of the adoption of this guidance, the Company’s excess tax benefits associated with the exercise of stock options and vesting of RSUs for the three months ended March 31, 2017 were recorded in the provision for income taxes on the Consolidated Statement of Operations. The guidance requires the income statement classification to be applied prospectively, and therefore, excess tax benefits for prior periods remain classified in stockholders’ equity on the balance sheet. The Company elected to apply the cash flow classification provision of this guidance prospectively and therefore, excess tax benefits for prior periods remain classified as financing activities on the statements of cash flows. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur. The Company, however, has elected to continue its existing practice of estimating forfeitures.

Simplifying the Accounting for Goodwill Impairment
During the first quarter of 2017, the Company early adopted amended FASB guidance which simplifies the accounting for goodwill impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Recent Pronouncements
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued amended guidance on the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”). This guidance requires an employer to present on the statement of operations the service cost component of net benefit cost in the same line item(s) as other compensation costs of the related employees. The other components of net benefit cost will be presented in the statement of operations separately from the service cost component and below the subtotal of operating income. This guidance is required to be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. Upon adoption, the Company’s operating income will increase or decrease by an amount equal to the components of net benefit cost other than service cost, which are disclosed in Note 7.
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

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and is in the process of quantifying the impact on its consolidated financial statements and evaluating the additional disclosures that may be required. The Company anticipates that it will apply the modified retrospective method of adoption. The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of adoption; however, the Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements on an annual basis. This guidance is effective for the Company beginning in the first quarter of 2018.
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
RSUs and PSUs	$33	$32
Stock options	7	7
Stock-based compensation expense, before income taxes	40	39
Related tax benefit	(15)	(15)
Stock-based compensation expense, net of tax benefit	$25	$24
During the three months ended March 31, 2017, the Company granted 2 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $66.29. RSUs granted during the first three months of 2017 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the three months ended March 31, 2017, the Company also granted awards of market-based PSUs. The number of shares that will be issued upon vesting of the PSUs is based on the Company’s stock price performance over a designated measurement period, as well as the achievement of established operating goals. The fair value of the PSUs is determined on the grant date using a Monte Carlo simulation model and is expensed over the required employee service period. The fair value of the PSU awards granted during the three months ended March 31, 2017 was $23 million.

During the three months ended March 31, 2017, the Company also granted 1 million stock options with a weighted average exercise price of $66.31. Stock options granted during the first three months of 2017 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Total unrecognized compensation cost related to unvested RSUs and PSUs at March 31, 2017 was $284 million, which is expected to be recognized over a weighted average period of 2.7 years. Total unrecognized compensation cost related to unvested stock option awards at March 31, 2017 was $58 million, which is expected to be recognized over a weighted average period of 2.8 years.
3) DISCONTINUED OPERATIONS
On February 2, 2017, the Company entered into an agreement with Entercom to combine the Company’s radio business, CBS Radio, with Entercom in a merger to be effected through a Reverse Morris Trust transaction, which is expected to be tax-free to CBS Corp. and its stockholders. In connection with this transaction, Entercom will issue up to 105 million shares of its Class A common stock on a fully diluted basis, and the Company intends to split-off CBS Radio through an exchange offer, in which the Company’s stockholders may elect to exchange shares of the Company’s Class B Common Stock for shares of CBS Radio, which will then be immediately converted into shares of Entercom Class A common stock at the time of the merger. The Company expects the transaction to be completed during the second half of 2017, subject to customary approvals and closing conditions. CBS Radio has been classified as held for sale and presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

FASB Accounting Standards Codification (“ASC”) 360 requires that an asset classified as held for sale be measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The ultimate value of the transaction with Entercom will be determined based on Entercom’s stock price at the closing of the transaction. The Company recorded a noncash charge of $715 million for the three months ended March 31, 2017 to establish a valuation allowance to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. In accordance with ASC 360, the valuation allowance will continue to be adjusted based on the trading price of Entercom’s stock, which could result in future gains or losses. A 10% change to the Entercom stock price would change the carrying value of CBS Radio by approximately $130 million.

The following table sets forth details of net earnings (loss) from discontinued operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Revenues	$250	$262
Costs and expenses:
Operating	89	85
Selling, general and administrative	122	114
Depreciation and amortization (a)	—	7
Provision for valuation allowance	715	—
Total costs and expenses	926	206
Operating income (loss)	(676)	56
Interest expense	(19)	—
Earnings (loss) from discontinued operations	(695)	56
Income tax provision	(11)	(25)
Net earnings (loss) from discontinued operations, net of tax	$(706)	$31
(a) CBS Radio has been classified as held for sale beginning in the fourth quarter of 2016. Under ASC 360, assets held for sale are not depreciated or amortized.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the major classes of assets and liabilities of the Company’s discontinued operations.

	At	At
	March 31, 2017	December 31, 2016
Receivables, net	$204	$244
Other current assets	54	61
Goodwill	1,285	1,285
Intangible assets	2,832	2,832
Net property and equipment	148	145
Other assets	27	29
Valuation allowance for carrying value	(715)	—
Total Assets	$3,835	$4,596
Current portion of long-term debt	$10	$10
Other current liabilities	141	145
Long-term debt	1,333	1,335
Deferred income tax liabilities	1,004	998
Other liabilities	117	118
Total Liabilities	$2,605	$2,606
The following table presents CBS Radio’s long-term debt.

	At	At
	March 31, 2017	December 31, 2016
Term Loan due October 2023, net of discount	$952	$955
7.250% Senior Notes due November 2024	400	400
Revolving Credit Facility	10	10
Deferred financing costs	(19)	(20)
Total long-term debt, including current portion	$1,343	$1,345
CBS Radio’s senior secured term loan (“Term Loan”) bears interest at a rate equal to 3.50% plus the greater of the London Interbank Offered Rate (“LIBOR”) and 1.00%. The Term Loan is part of CBS Radio’s credit agreement which also includes a $250 million senior secured revolving credit facility (the “Revolving Credit Facility”) which expires in 2021. Interest on the Revolving Credit Facility is based on either LIBOR or a base rate plus a margin based on CBS Radio’s Consolidated Net Secured Leverage Ratio. The Consolidated Net Secured Leverage Ratio reflects the ratio of CBS Radio’s secured debt (less up to $150 million of cash and cash equivalents) to CBS Radio’s consolidated EBITDA (as defined in the credit agreement). The Revolving Credit Facility requires CBS Radio to maintain a maximum Consolidated Net Secured Leverage Ratio of 4.00 to 1.00.

In connection with financing for the transaction with Entercom, on March 3, 2017, CBS Radio entered into Amendment No. 1 to its credit agreement, dated as of October 17, 2016, to, among other things, create a tranche of Term B-1 Loans in an aggregate principal amount not to exceed $500 million. The Term B-1 Loans are expected to be funded on the closing date of the transaction, subject to customary conditions.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At	At
	March 31, 2017	December 31, 2016
Acquired program rights	$1,539	$1,773
Internally produced programming:
Released	1,761	1,746
In process and other	392	298
Publishing, primarily finished goods	55	49
Total programming and other inventory	3,747	3,866
Less current portion	1,201	1,427
Total noncurrent programming and other inventory	$2,546	$2,439

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. At March 31, 2017, NAI directly or indirectly owned approximately 79.5% of CBS Corp.’s voting Class A Common Stock, and owned approximately 9.6% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $54 million and $36 million for the three months ended March 31, 2017 and 2016, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $5 million and $7 million for the three months ended March 31, 2017 and 2016, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at March 31, 2017 and December 31, 2016.

	At	At
	March 31, 2017	December 31, 2016
Receivables	$89	$113
Other assets (Receivables, noncurrent)	60	35
Total amounts due from Viacom Inc.	$149	$148
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $26 million and $32 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, total amounts due from these joint ventures were $34 million and $47 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.
6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	March 31, 2017	December 31, 2016
Commercial paper	$30	$450
Senior debt (1.95% - 7.875% due 2017 - 2045) (a)	8,851	8,850
Obligations under capital leases	72	75
Total debt	8,953	9,375
Less commercial paper	30	450
Less current portion of long-term debt	23	23
Total long-term debt, net of current portion	$8,900	$8,902
(a) At March 31, 2017 and December 31, 2016, the senior debt balances included (i) a net unamortized discount of $50 million and $52 million, respectively, (ii) unamortized deferred financing costs of $42 million and $43 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $4 million and $5 million, respectively. The face value of the Company’s senior debt was $8.94 billion at both March 31, 2017 and December 31, 2016.

At March 31, 2017, the Company classified $400 million of debt maturing in July 2017 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $30 million and $450 million at March 31, 2017 and December 31, 2016, respectively, each with maturities of less than 45 days. The weighted average interest rate for these borrowings was 1.20% at March 31, 2017 and 0.98% at December 31, 2016.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Credit Facility
At March 31, 2017, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2017, the Company’s Consolidated Leverage Ratio was approximately 2.8x.

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

The Credit Facility is used for general corporate purposes. At March 31, 2017, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$7	$8	$—	$—
Interest cost	48	54	4	5
Expected return on plan assets	(50)	(57)	—	—
Amortization of actuarial loss (gain) (a)	25	21	(5)	(5)
Net periodic cost	$30	$26	$(1)	$—
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings (loss).
8) STOCKHOLDERS’ EQUITY
During the first quarter of 2017, the Company repurchased 7.6 million shares of its Class B Common Stock under its share repurchase program for $500 million, at an average cost of $65.97 per share. At March 31, 2017, the Company had $3.61 billion of authorization remaining under its repurchase program.

During the first quarter of 2017, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $75 million, which were paid on April 1, 2017.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2016	$151	$(918)		$(767)
Other comprehensive income before reclassifications	2	—		2
Reclassifications to net earnings (loss)	—	12	(a)	12
Net other comprehensive income	2	12		14
At March 31, 2017	$153	$(906)		$(753)

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2015	$152	$(922)		$(770)
Other comprehensive income before reclassifications	1	—		1
Reclassifications to net earnings (loss)	—	10	(a)	10
Net other comprehensive income	1	10		11
At March 31, 2016	$153	$(912)		$(759)

(a)	Reflects amortization of net actuarial losses. See Note 7.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $8 million and $6 million for the three months ended March 31, 2017 and 2016, respectively.
9) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

The provision for income taxes was $138 million for the three months ended March 31, 2017 and $206 million for the three months ended March 31, 2016, reflecting an effective income tax rate of 22.7% and 30.8%, respectively. The income tax provision for the three months ended March 31, 2017 included a tax benefit of $22 million from the resolution of certain state income tax matters and excess tax benefits of $27 million associated with the exercise of stock options and vesting of RSUs. During the first quarter of 2017, the Company adopted FASB guidance which requires excess tax benefits to be recognized within the income tax provision on the statement of operations. Previously, excess tax benefits were recorded in stockholders’ equity on the balance sheet.
10) COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2017, the outstanding letters of credit and surety bonds approximated $103 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2017, the Company had pending approximately 33,600 asbestos claims, as compared with approximately 33,610 as of December 31, 2016 and 35,040 as of March 31, 2016. During the first quarter of 2017, the Company received approximately 860 new claims and closed or moved to an inactive docket approximately 870 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2016, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $48 million. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
11) RESTRUCTURING CHARGES
During the year ended December 31, 2016, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2015, the Company recorded restructuring charges of $45 million, reflecting $24 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs. As of March 31, 2017, the cumulative settlements for the 2016 and 2015 restructuring charges were $47 million, of which $29 million was for severance costs and $18 million was for costs associated with contractual obligations.

	Balance at	2017	Balance at
	December 31, 2016	Settlements	March 31, 2017
Entertainment	$20	$(8)	$12
Cable Networks	4	(1)	3
Publishing	1	—	1
Local Media	12	(1)	11
Corporate	2	(1)	1
Total	$39	$(11)	$28

	Balance at	2016	2016	Balance at
	December 31, 2015	Charges	Settlements	December 31, 2016
Entertainment	$16	$16	$(12)	$20
Cable Networks	—	4	—	4
Publishing	—	1	—	1
Local Media	11	6	(5)	12
Corporate	—	3	(1)	2
Total	$27	$30	$(18)	$39
12) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At March 31, 2017 and December 31, 2016, the carrying value of the Company’s senior debt was $8.85 billion and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.52 billion and $9.51 billion, respectively.

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

At March 31, 2017 and December 31, 2016, the notional amount of all foreign exchange contracts was $394 million and $433 million, respectively.

Losses recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2017	2016	Financial Statement Account
Non-designated foreign exchange contracts	$(8)	$(6)	Other items, net
The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$23	$—	$23
Total Assets	$—	$23	$—	$23
Liabilities:
Deferred compensation	$—	$358	$—	$358
Foreign currency hedges	—	4	—	4
Total Liabilities	$—	$362	$—	$362

At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$34	$—	$34
Total Assets	$—	$34	$—	$34
Liabilities:
Deferred compensation	$—	$347	$—	$347
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$348	$—	$348

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

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Entertainment	$2,347	$2,587
Cable Networks	543	525
Publishing	161	145
Local Media	409	448
Corporate/Eliminations	(117)	(117)
Total Revenues	$3,343	$3,588
Revenues generated between segments primarily reflect advertising sales, television license fees and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended
	March 31,
	2017	2016
Intercompany Revenues:
Entertainment	$119	$122
Local Media	3	2
Total Intercompany Revenues	$122	$124

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding restructuring charges and other operating items, net, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended
	March 31,
	2017	2016
Segment Operating Income (Loss):
Entertainment	$398	$449
Cable Networks	248	228
Publishing	14	13
Local Media	123	150
Corporate	(79)	(84)
Total Segment Operating Income	704	756
Other operating items, net (a)	—	9
Operating income	704	765
Interest expense	(109)	(100)
Interest income	13	7
Other items, net	1	(3)
Earnings from continuing operations before income taxes and equity in loss of investee companies	609	669
Provision for income taxes	(138)	(206)
Equity in loss of investee companies, net of tax	(17)	(21)
Net earnings from continuing operations	454	442
Net earnings (loss) from discontinued operations, net of tax	(706)	31
Net earnings (loss)	$(252)	$473
(a) Other operating items, net includes a gain from the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.

	Three Months Ended
	March 31,
	2017	2016
Depreciation and Amortization:
Entertainment	$29	$30
Cable Networks	6	6
Publishing	1	1
Local Media	11	11
Corporate	8	9
Total Depreciation and Amortization	$55	$57

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Stock-based Compensation:
Entertainment	$15	$15
Cable Networks	3	3
Publishing	1	1
Local Media	3	3
Corporate	18	17
Total Stock-based Compensation	$40	$39

	Three Months Ended
	March 31,
	2017	2016
Capital Expenditures:
Entertainment	$14	$13
Cable Networks	3	2
Publishing	1	3
Local Media	5	7
Corporate	4	9
Total Capital Expenditures	$27	$34

	At	At
	March 31, 2017	December 31, 2016
Assets:
Entertainment	$11,519	$11,262
Cable Networks	2,620	2,618
Publishing	822	880
Local Media	4,038	4,065
Corporate/Eliminations	188	817
Discontinued operations	3,835	4,596
Total Assets	$23,022	$24,238

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

	Statement of Operations
	For the Three Months Ended March 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$42	$3	$3,298	$—	$3,343
Costs and expenses:
Operating	24	1	2,049	—	2,074
Selling, general and administrative	20	64	426	—	510
Depreciation and amortization	1	6	48	—	55
Total costs and expenses	45	71	2,523	—	2,639
Operating income (loss)	(3)	(68)	775	—	704
Interest (expense) income, net	(122)	(117)	143	—	(96)
Other items, net	—	(13)	14	—	1
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(125)	(198)	932	—	609
Benefit (provision) for income taxes	38	60	(236)	—	(138)
Equity in earnings (loss) of investee companies, net of tax	(165)	354	(17)	(189)	(17)
Net earnings (loss) from continuing operations	(252)	216	679	(189)	454
Net loss from discontinued operations, net of tax	—	—	(706)	—	(706)
Net earnings (loss)	$(252)	$216	$(27)	$(189)	$(252)
Total comprehensive income (loss)	$(238)	$214	$(21)	$(193)	$(238)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended March 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$47	$3	$3,538	$—	$3,588
Costs and expenses:
Operating	17	1	2,254	—	2,272
Selling, general and administrative	21	66	416	—	503
Depreciation and amortization	1	5	51	—	57
Other operating items, net	—	—	(9)	—	(9)
Total costs and expenses	39	72	2,712	—	2,823
Operating income (loss)	8	(69)	826	—	765
Interest (expense) income, net	(124)	(104)	135	—	(93)
Other items, net	(1)	(10)	8	—	(3)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(117)	(183)	969	—	669
Benefit (provision) for income taxes	37	59	(302)	—	(206)
Equity in earnings (loss) of investee companies, net of tax	553	260	(21)	(813)	(21)
Net earnings from continuing operations	473	136	646	(813)	442
Net earnings from discontinued operations, net of tax	—	—	31	—	31
Net earnings	$473	$136	$677	$(813)	$473
Total comprehensive income	$484	$140	$679	$(819)	$484

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At March 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$44	$—	$119	$—	$163
Receivables, net	25	2	3,451	—	3,478
Programming and other inventory	4	3	1,194	—	1,201
Prepaid expenses and other current assets	16	39	499	(34)	520
Current assets of discontinued operations	—	—	258	—	258
Total current assets	89	44	5,521	(34)	5,620
Property and equipment	48	204	2,691	—	2,943
Less accumulated depreciation and amortization	26	146	1,551	—	1,723
Net property and equipment	22	58	1,140	—	1,220
Programming and other inventory	4	6	2,536	—	2,546
Goodwill	98	62	4,729	—	4,889
Intangible assets	—	—	2,631	—	2,631
Investments in consolidated subsidiaries	44,312	14,207	—	(58,519)	—
Other assets	150	8	2,381	—	2,539
Intercompany	—	1,571	28,051	(29,622)	—
Assets of discontinued operations	—	—	3,577	—	3,577
Total Assets	$44,675	$15,956	$50,566	$(88,175)	$23,022
Liabilities and Stockholders’ Equity
Accounts payable	$1	$1	$156	$—	$158
Participants’ share and royalties payable	—	—	1,022	—	1,022
Program rights	4	3	470	—	477
Commercial paper	30	—	—	—	30
Current portion of long-term debt	6	—	17	—	23
Accrued expenses and other current liabilities	391	192	1,014	(34)	1,563
Current liabilities of discontinued operations	—	—	151	—	151
Total current liabilities	432	196	2,830	(34)	3,424
Long-term debt	8,799	—	101	—	8,900
Other liabilities	2,937	242	2,180	—	5,359
Liabilities of discontinued operations	—	—	2,454	—	2,454
Intercompany	29,622	—	—	(29,622)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,847	—	60,894	(60,894)	43,847
Retained earnings (accumulated deficit)	(19,509)	15,699	(13,865)	(1,834)	(19,509)
Accumulated other comprehensive income (loss)	(753)	27	56	(83)	(753)
	23,586	15,849	47,801	(63,650)	23,586
Less treasury stock, at cost	20,701	331	4,800	(5,131)	20,701
Total Stockholders’ Equity	2,885	15,518	43,001	(58,519)	2,885
Total Liabilities and Stockholders’ Equity	$44,675	$15,956	$50,566	$(88,175)	$23,022

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$321	$—	$277	$—	$598
Receivables, net	27	2	3,285	—	3,314
Programming and other inventory	3	3	1,421	—	1,427
Prepaid expenses and other current assets	102	55	297	(35)	419
Current assets of discontinued operations	—	—	305	—	305
Total current assets	453	60	5,585	(35)	6,063
Property and equipment	47	201	2,687	—	2,935
Less accumulated depreciation and amortization	25	140	1,529	—	1,694
Net property and equipment	22	61	1,158	—	1,241
Programming and other inventory	5	7	2,427	—	2,439
Goodwill	98	62	4,704	—	4,864
Intangible assets	—	—	2,633	—	2,633
Investments in consolidated subsidiaries	44,473	13,853	—	(58,326)	—
Other assets	150	8	2,549	—	2,707
Intercompany	—	1,785	26,976	(28,761)	—
Assets of discontinued operations	—	3	4,288	—	4,291
Total Assets	$45,201	$15,839	$50,320	$(87,122)	$24,238
Liabilities and Stockholders’ Equity
Accounts payable	$1	$3	$144	$—	$148
Participants’ share and royalties payable	—	—	1,024	—	1,024
Program rights	4	4	282	—	290
Commercial paper	450	—	—	—	450
Current portion of long-term debt	6	—	17	—	23
Accrued expenses and other current liabilities	421	284	948	(35)	1,618
Current liabilities of discontinued operations	—	—	155	—	155
Total current liabilities	882	291	2,570	(35)	3,708
Long-term debt	8,798	—	104	—	8,902
Other liabilities	3,071	244	2,173	—	5,488
Liabilities of discontinued operations	—	—	2,451	—	2,451
Intercompany	28,761	—	—	(28,761)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,913	—	60,894	(60,894)	43,913
Retained earnings (accumulated deficit)	(19,257)	15,483	(13,838)	(1,645)	(19,257)
Accumulated other comprehensive income (loss)	(767)	29	50	(79)	(767)
	23,890	15,635	47,822	(63,457)	23,890
Less treasury stock, at cost	20,201	331	4,800	(5,131)	20,201
Total Stockholders’ Equity	3,689	15,304	43,022	(58,326)	3,689
Total Liabilities and Stockholders’ Equity	$45,201	$15,839	$50,320	$(87,122)	$24,238

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Three Months Ended March 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(256)	$(118)	$1,093	$—	$719
Investing Activities:
Acquisitions	—	—	(21)	—	(21)
Capital expenditures	—	(4)	(23)	—	(27)
Investments in and advances to investee companies	—	—	(49)	—	(49)
Proceeds from dispositions	—	—	1	—	1
Other investing activities	14	—	—	—	14
Net cash flow provided by (used for) investing activities from continuing operations	14	(4)	(92)	—	(82)
Net cash flow used for investing activities from discontinued operations	—	(1)	(6)	—	(7)
Net cash flow provided by (used for) investing activities	14	(5)	(98)	—	(89)
Financing Activities:
Repayments of short-term debt borrowings, net	(420)	—	—	—	(420)
Repayment of debt borrowings of CBS Radio	—	—	(3)	—	(3)
Payment of capital lease obligations	—	—	(4)	—	(4)
Payment of contingent consideration	—	—	(7)	—	(7)
Dividends	(77)	—	—	—	(77)
Purchase of Company common stock	(531)	—	—	—	(531)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(76)	—	—	—	(76)
Proceeds from exercise of stock options	36	—	—	—	36
Increase (decrease) in intercompany payables	1,033	123	(1,156)	—	—
Net cash flow (used for) provided by financing activities	(35)	123	(1,170)	—	(1,082)
Net decrease in cash and cash equivalents	(277)	—	(175)	—	(452)
Cash and cash equivalents at beginning of period (includes $24 million of discontinued operations cash)	321	—	301	—	622
Cash and cash equivalents at end of period (includes $7 million of discontinued operations cash)	$44	$—	$126	$—	$170

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Three Months Ended March 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(157)	$(103)	$1,288	$—	$1,028
Investing Activities:
Acquisitions	—	—	(50)	—	(50)
Capital expenditures	—	(9)	(25)	—	(34)
Investments in and advances to investee companies	—	—	(32)	—	(32)
Proceeds from dispositions	(2)	—	23	—	21
Other investing activities	(7)	—	—	—	(7)
Net cash flow used for investing activities from continuing operations	(9)	(9)	(84)	—	(102)
Net cash flow provided by investing activities from discontinued operations	—	—	4	—	4
Net cash flow used for investing activities	(9)	(9)	(80)	—	(98)
Financing Activities:
Repayment of senior debentures	(200)	—	—	—	(200)
Payment of capital lease obligations	—	—	(4)	—	(4)
Dividends	(73)	—	—	—	(73)
Purchase of Company common stock	(533)	—	—	—	(533)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(46)	—	—	—	(46)
Proceeds from exercise of stock options	6	—	—	—	6
Excess tax benefit from stock-based compensation	8	—	—	—	8
Increase (decrease) in intercompany payables	907	112	(1,019)	—	—
Net cash flow provided by (used for) financing activities	69	112	(1,023)	—	(842)
Net (decrease) increase in cash and cash equivalents	(97)	—	185	—	88
Cash and cash equivalents at beginning of period (includes $6 million of discontinued operations cash)	267	1	55	—	323
Cash and cash equivalents at end of period (includes $2 million of discontinued operations cash)	$170	$1	$240	$—	$411

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of CBS Corporation (the “Company” or “CBS Corp.”) should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016.

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

Operational highlights - Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Consolidated results of operations			Increase/(Decrease)
Three Months Ended March 31,	2017	2016	$	%
GAAP:
Revenues	$3,343	$3,588	$(245)	(7)%
Operating income	$704	$765	$(61)	(8)%
Net earnings from continuing operations	$454	$442	$12	3%
Net earnings (loss)	$(252)	$473	$(725)	(153)%
Diluted EPS from continuing operations	$1.09	$.95	$.14	15%
Diluted EPS	$(.61)	$1.02	$(1.63)	(160)%

Non-GAAP: (a)
Adjusted operating income	$704	$756	$(52)	(7)%
Adjusted net earnings from continuing operations	$432	$443	$(11)	(2)%
Adjusted diluted EPS from continuing operations	$1.04	$.95	$.09	9%
(a) See page 31 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
Results for the first quarter of 2017 demonstrated strength in the Company’s non-advertising revenues, including retransmission and station affiliation fees, television licensing sales, and revenues from the Company’s digital streaming services. However, comparability with the prior year was affected by the benefit in 2016 from the broadcast of Super Bowl 50 and an additional National Football League (“NFL”) playoff game on the CBS Television Network.

For the three months ended March 31, 2017, the 7% decrease in revenues was driven by lower advertising revenues as a result of the above-mentioned noncomparable NFL games. The decline in advertising revenues was offset by a 17% increase in affiliate and subscription fee revenues, reflecting 28% growth in station affiliation fees

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and retransmission revenues, as well as subscriber growth for the Company’s streaming subscription services, CBS All Access and the Showtime digital streaming subscription offering. In addition, content licensing and distribution revenues for the first quarter of 2017 increased 16%, reflecting growth in television licensing sales both domestically and in international markets.

Operating income decreased 8% mainly as a result of the lower revenues. Net earnings from continuing operations increased 3%, as a result of tax benefits in the first quarter of 2017 from the resolution of certain state income tax matters and from the exercise of stock options and vesting of restricted stock units (“RSUs”) as a result of the adoption of new accounting guidance during the quarter. Adjusted net earnings from continuing operations, which excludes a tax benefit of $22 million, or $.05 per diluted share, from the resolution of state income tax matters, decreased 2% due to lower operating income. The Company reported a net loss of $252 million for the three months ended March 31, 2017, which included a noncash charge of $715 million, or $1.72 per diluted share, in discontinued operations to establish a valuation allowance to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom Communications Corp (“Entercom”). CBS Radio is classified as held for sale and therefore, in accordance with Financial Accounting Standards Board (“FASB”) guidance, the valuation allowance will continue to be adjusted based on the trading price of Entercom’s stock, which could result in future gains or losses.

Diluted earnings per share (“EPS”) from continuing operations increased 15% due to the above-mentioned tax benefits and lower weighted average shares outstanding in the first quarter of 2017 as a result of the Company’s ongoing share repurchase program. Adjusted diluted EPS from continuing operations increased 9%. Diluted EPS for the first quarter of 2017 was a loss of $.61 as a result of the above-mentioned noncash charge at CBS Radio, compared with diluted EPS of $1.02 for the same prior-year period. Adjusted net earnings from continuing operations and Adjusted diluted EPS from continuing operations are non-GAAP financial measures. See page 31 for details of the discrete items excluded from financial results, along with reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company generated operating cash flow from continuing operations of $678 million for the three months ended March 31, 2017, which included discretionary pension contributions of $100 million to prefund the Company’s qualified plans, compared with operating cash flow from continuing operations of $923 million for the three months ended March 31, 2016, which included the benefit from CBS’s broadcast of Super Bowl 50. Meanwhile, operating cash flow from continuing operations benefited from higher affiliate and subscription fee revenues in the first quarter of 2017. Free cash flow for the three months ended March 31, 2017 was $651 million compared with $889 million for the same prior-year period. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on page 42 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Recent Developments
In connection with the Company’s previously announced agreement to combine CBS Radio with Entercom in a merger following the separation of CBS Radio through a tax-free split-off, CBS Radio filed a registration statement on Form S-4 and S-1 with the Securities and Exchange Commission (“SEC”) on April 13, 2017. The Company expects the transaction to be completed during the second half of 2017, subject to customary approvals and closing conditions. CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Share Repurchases and Dividends
During the first quarter of 2017, the Company repurchased 7.6 million shares of its Class B Common Stock under its share repurchase program for $500 million, at an average cost of $65.97 per share, leaving $3.61 billion of authorization at March 31, 2017.

During the first quarter of 2017, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $75 million, which were paid on April 1, 2017.

Reconciliation of Non-GAAP Measures
Results for the three months ended March 31, 2017 and 2016 included discrete items that were not part of the normal course of operations. The following tables present adjusted operating income, adjusted net earnings from continuing operations, and adjusted diluted EPS from continuing operations, which exclude the impact of these discrete items. These adjusted results are non-GAAP financial measures, which are reconciled below to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

	Three Months Ended March 31,
	2017	2016
Operating income	$704	$765
Exclude:
Other operating items, net (a)	—	(9)
Adjusted operating income	$704	$756

	Three Months Ended March 31,
	2017	2016
Net earnings from continuing operations	$454	$442
Exclude:
Other operating items, net (net of tax of $4 million) (a)	—	(5)
Discrete tax item (b)	(22)	—
Write-down of equity investment	—	6
Adjusted net earnings from continuing operations	$432	$443

	Three Months Ended March 31,
	2017	2016
Diluted EPS from continuing operations	$1.09	$.95
Exclude:
Other operating items, net (a)	—	(.01)
Discrete tax item (b)	(.05)	—
Write-down of equity investment	—	.01
Adjusted diluted EPS from continuing operations	$1.04	$.95
(a) Other operating items, net includes a gain from the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.
(b) Reflects a tax benefit from the resolution of certain state income tax matters.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations
Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2017		2016		$	%
Advertising	$1,603	48%	$2,085	58%	$(482)	(23)%
Content licensing and distribution	845	25	729	20	116	16
Affiliate and subscription fees	842	25	722	20	120	17
Other	53	2	52	2	1	2
Total Revenues	$3,343	100%	$3,588	100%	$(245)	(7)%
Advertising
For the three months ended March 31, 2017, the 23% decrease in advertising revenues primarily reflects the impact of two noncomparable sporting events that benefited the first quarter of 2016: the broadcast of Super Bowl 50 and one additional NFL playoff game on the CBS Television Network. For the second quarter of 2017, advertising revenues will benefit from CBS’s broadcast of the National Semifinals and National Championship games of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which are broadcast on the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner Broadcasting System, Inc. (“Turner”). In addition, in the second half of 2017, the advertising revenue comparison with the prior year will be negatively affected by the benefit in 2016 from strong political advertising.

Content Licensing and Distribution
For the three months ended March 31, 2017, the 16% increase in content licensing and distribution revenues reflects growth in domestic and international television licensing sales as a result of the Company’s recent increased investment in internally-produced series.

For the remainder of 2017, the content licensing and distribution revenues comparison will be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.

Affiliate and Subscription Fees
For the three months ended March 31, 2017, the 17% increase in affiliate and subscription fees reflects 28% growth in station affiliation fees and retransmission revenues, and higher revenues from the Company’s streaming subscription services, including CBS All Access and the Showtime digital streaming subscription offering.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues
The Company generated approximately 14% and 12% of its total revenues from international regions for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

	Three Months Ended March 31,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2017		2016		$	%
Programming	$857	41%	$1,108	49%	$(251)	(23)%
Production	657	32	637	28	20	3
Participation, distribution and royalty	236	11	212	9	24	11
Other	324	16	315	14	9	3
Total Operating Expenses	$2,074	100%	$2,272	100%	$(198)	(9)%

For the three months ended March 31, 2017, the 23% decrease in programming expenses was driven by lower sports programming costs, as the first quarter of 2016 included costs associated with the broadcast of Super Bowl 50 and one additional NFL playoff game. The Super Bowl will be broadcast on CBS once every three years through 2022 under the current contract with the NFL. For the second quarter of 2017, programming expenses are expected to be higher than the second quarter of 2016 as a result of CBS’s broadcast of the NCAA Tournament.

For the three months ended March 31, 2017, the 3% increase in production expenses was mainly driven by higher costs associated with the increase in television licensing revenues, and a higher investment in internally produced television series. These increases were partially offset by production costs in the first quarter of 2016 relating to the broadcast of Super Bowl 50.

For the three months ended March 31, 2017, the 11% increase in participation, distribution and royalty costs primarily reflects higher participations and residuals resulting from the increase in television licensing revenues.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2017	% of Revenues	2016	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$510	15%	$503	14%	1%

Depreciation and Amortization

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Depreciation and amortization	$55	$57	(4)%
For the three months ended March 31, 2017, the 4% decrease in depreciation and amortization was the result of intangibles and property and equipment that became fully amortized.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Operating Items, Net
For the three months ended March 31, 2016, other operating items, net included a gain from the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.

Interest Expense/Income

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Interest expense	$(109)	$(100)	9%
Interest income	$13	$7	86%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of March 31, 2017 and 2016:

	At March 31,
		Weighted Average		Weighted Average
	2017	Interest Rate	2016	Interest Rate
Total long-term debt	$8,851	4.47%	$8,166	4.61%
Commercial paper	$30	1.20%	$—	n/a
n/a - not applicable
Other Items, Net

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Other items, net	$1	$(3)	n/m
n/m - not meaningful
Other items, net for all periods primarily consists of foreign exchange gains and losses.
Provision for Income Taxes

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Tax provision	$138	$206	(33)%
Effective tax rate	22.7%	30.8%
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. The Company’s income tax provision for the three months ended March 31, 2017 included a tax benefit of $22 million from the resolution of certain state income tax matters and excess tax benefits of $27 million associated with the exercise of stock options and vesting of RSUs. During the first quarter of 2017, the Company adopted FASB guidance which requires excess tax benefits to be recognized within the income tax provision on the statement of operations. Previously, excess tax benefits were recorded in stockholders’ equity on the balance sheet.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(17)	$(21)	(19)%
For the three months ended March 31, 2016, equity in loss of investee companies, net of tax includes a $6 million write-down of an international television joint venture to its fair value.

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Net earnings from continuing operations	$454	$442	3%
Diluted EPS from continuing operations	$1.09	$.95	15%
For the three months ended March 31, 2017, the 3% increase in net earnings from continuing operations, and the 15% increase in diluted EPS from continuing operations were each driven by the previously mentioned tax benefits, partially offset by lower operating income. Diluted EPS also benefited from lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.

Net Earnings (Loss) from Discontinued Operations
The following table sets forth details of net earnings (loss) from discontinued operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Revenues	$250	$262
Costs and expenses:
Operating	89	85
Selling, general and administrative	122	114
Depreciation and amortization (a)	—	7
Provision for valuation allowance	715	—
Total costs and expenses	926	206
Operating income (loss)	(676)	56
Interest expense	(19)	—
Earnings (loss) from discontinued operations	(695)	56
Income tax provision	(11)	(25)
Net earnings (loss) from discontinued operations, net of tax	$(706)	$31
(a) CBS Radio has been classified as held for sale beginning in the fourth quarter of 2016. Under ASC 360, assets held for sale are not depreciated or amortized.

FASB Accounting Standards Codification (“ASC”) 360 requires that an asset classified as held for sale be measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The ultimate value of the transaction with Entercom will be determined based on Entercom’s stock price at the closing of the transaction. The Company recorded a noncash charge of $715 million for the three months ended March 31, 2017 to establish a valuation allowance to adjust the carrying value of CBS Radio to the value indicated by the stock

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

valuation of Entercom. In accordance with ASC 360, the valuation allowance will continue to be adjusted based on the trading price of Entercom’s stock, which could result in future gains or losses. A 10% change to the Entercom stock price would change the carrying value of CBS Radio by approximately $130 million.

Net Earnings (Loss) and Diluted EPS

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Net earnings (loss)	$(252)	$473	(153)%
Diluted EPS	$(.61)	$1.02	(160)%
Segment Results of Operations
The Company presents operating income (loss) excluding restructuring charges and other operating items, net, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings (loss) is presented in Note 13 (Reportable Segments) to the consolidated financial statements.
Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2017		2016		$	%
Revenues:
Entertainment	$2,347	70%	$2,587	72%	$(240)	(9)%
Cable Networks	543	16	525	15	18	3
Publishing	161	5	145	4	16	11
Local Media	409	12	448	12	(39)	(9)
Corporate/Eliminations	(117)	(3)	(117)	(3)	—	—
Total Revenues	$3,343	100%	$3,588	100%	$(245)	(7)%

	Three Months Ended March 31,
		% of Total Operating Income		% of Total Operating Income
					Increase/(Decrease)
	2017		2016		$	%
Segment Operating Income (Loss):
Entertainment	$398	57%	$449	59%	$(51)	(11)%
Cable Networks	248	35	228	30	20	9
Publishing	14	2	13	2	1	8
Local Media	123	17	150	20	(27)	(18)
Corporate	(79)	(11)	(84)	(11)	5	6
Total Segment Operating Income	704	100%	756	100%	(52)	(7)
Other operating items, net	—		9		(9)	n/m
Total Operating Income	$704		$765		$(61)	(8)%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
			Increase/(Decrease)
	2017	2016	$	%
Depreciation and Amortization:
Entertainment	$29	$30	$(1)	(3)%
Cable Networks	6	6	—	—
Publishing	1	1	—	—
Local Media	11	11	—	—
Corporate	8	9	(1)	(11)
Total Depreciation and Amortization	$55	$57	$(2)	(4)%
Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Interactive and CBS Films)

	Three Months Ended March 31,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$2,347	$2,587	$(240)	(9)%
Segment Operating Income	$398	$449	$(51)	(11)%
Segment Operating Income as a % of revenues	17%	17%
Depreciation and amortization	$29	$30	$(1)	(3)%
Capital expenditures	$14	$13	$1	8%
Three Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, the 9% decrease in revenues was driven by lower advertising revenues primarily as a result of the benefit in 2016 from the broadcast of Super Bowl 50 and one additional NFL playoff game on the CBS Television Network. Affiliate and subscription fees increased 28%, reflecting higher station affiliation fees and subscription growth at CBS All Access. Content licensing and distribution revenues grew 21% driven by higher domestic and international licensing sales.
For the three months ended March 31, 2017, the 11% decrease in operating income was driven by the impact of the above-mentioned noncomparable NFL games, which was partially offset by higher station affiliation fees.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

	Three Months Ended March 31,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$543	$525	$18	3%
Segment Operating Income	$248	$228	$20	9%
Segment Operating Income as a % of revenues	46%	43%
Depreciation and amortization	$6	$6	$—	—%
Capital expenditures	$3	$2	$1	50%
Three Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, the 3% increase in revenues was driven by higher affiliate and subscription fees, led by subscription growth for the Showtime digital streaming subscription offering, partially offset by the timing of international television licensing sales of Showtime original series. As of March 31, 2017,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

subscriptions totaled 74 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 54 million for CBS Sports Network and 32 million for Smithsonian Networks.
For the three months ended March 31, 2017, the 9% increase in operating income primarily reflects growth in higher-margin revenues.
Publishing (Simon & Schuster)

	Three Months Ended March 31,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$161	$145	$16	11%
Segment Operating Income	$14	$13	$1	8%
Segment Operating Income as a % of revenues	9%	9%
Depreciation and amortization	$1	$1	$—	—%
Capital expenditures	$1	$3	$(2)	(67)%
Three Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, the 11% increase in revenues reflects higher print book sales and growth in digital audio sales. Best-selling titles in the first quarter of 2017 included Unshakeable by Tony Robbins and A Man Called Ove by Fredrik Backman.
For the three months ended March 31, 2017, the 8% increase in operating income was driven by the increase in revenues, which was offset by higher production and selling costs.
Local Media (CBS Television Stations and CBS Local Digital Media)

	Three Months Ended March 31,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$409	$448	$(39)	(9)%
Segment Operating Income	$123	$150	$(27)	(18)%
Segment Operating Income as a % of revenues	30%	33%
Depreciation and amortization	$11	$11	$—	—%
Capital expenditures	$5	$7	$(2)	(29)%
Three Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, the 9% decrease in revenues was driven by lower advertising revenues as the first quarter of 2016 benefited from CBS’s broadcast of Super Bowl 50 and one additional NFL playoff game. The lower advertising revenues were partially offset by growth in retransmission revenues.
For the three months ended March 31, 2017, the 18% decrease in operating income mainly reflects the decline in revenues.

During the second half of 2017, the revenue comparison will be negatively impacted by the benefit in 2016 from strong political advertising associated with U.S. federal and state elections.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate

	Three Months Ended March 31,
			Increase/(Decrease)
	2017	2016	$	%
Segment Operating Loss	$(79)	$(84)	$5	6%
Depreciation and amortization	$8	$9	$(1)	(11)%
Capital expenditures	$4	$9	$(5)	(56)%
Three Months Ended March 31, 2017 and 2016
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended March 31, 2017, corporate expenses decreased 6% mainly reflecting lower employee compensation costs, due partly to changes in the Company’s stock price.
Financial Position

	At	At	Increase/(Decrease)
	March 31, 2017	December 31, 2016	$	%
Current Assets:
Cash and cash equivalents	$163	$598	$(435)	(73)%
Receivables, net (a)	3,478	3,314	164	5
Programming and other inventory (b)	1,201	1,427	(226)	(16)
Prepaid income taxes (c)	—	30	(30)	(100)
Other current assets (d)	355	204	151	74
All other current assets	423	490	(67)	(14)
Total current assets	$5,620	$6,063	$(443)	(7)%
(a) The increase is primarily due to higher receivables from television licensing agreements.
(b) The decrease mainly reflects the expensing of prepaid sports program rights.
(c) The decrease is primarily due to the timing of income tax payments.
(d) The increase primarily reflects amounts collectible on behalf of Turner under the rights agreement with Turner and the NCAA for the NCAA Tournament. In connection with this agreement, the Company collects all television advertising receivables, including those generated by Turner.

	At	At	Increase/(Decrease)
	March 31, 2017	December 31, 2016	$	%
Other assets (a)	$2,539	$2,707	$(168)	(6)%
(a) The decrease primarily reflects lower long-term receivables associated with revenues from television licensing agreements.

	At	At	Increase/(Decrease)
	March 31, 2017	December 31, 2016	$	%
Assets of discontinued operations (a)	$3,577	$4,291	$(714)	(17)%
(a) The decrease primarily reflects a noncash charge of $715 million to establish a valuation allowance to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. (See Note 3 to the consolidated financial statements).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	March 31, 2017	December 31, 2016	$	%
Current Liabilities:
Accounts payable	$158	$148	$10	7%
Accrued compensation (a)	182	369	(187)	(51)
Program rights (b)	477	290	187	64
Deferred revenues	173	152	21	14
Income taxes payable (c)	92	—	92	n/m
Commercial paper	30	450	(420)	(93)
All other current liabilities	2,312	2,299	13	1
Total current liabilities	$3,424	$3,708	$(284)	(8)%
n/m - not meaningful
(a) The decrease is due to the timing of payments.
(b) The increase primarily reflects the timing of payments under the rights agreement with Turner and the NCAA for the NCAA Tournament.
(c) The increase is primarily due to the timing of income tax payments.

	At	At	Increase/(Decrease)
	March 31, 2017	December 31, 2016	$	%
Pension and postretirement benefit obligations (a)	$1,655	$1,769	$(114)	(6)%
(a) The decrease primarily reflects discretionary pension contributions of $100 million made during the first quarter of 2017 to prefund the Company’s qualified plans.

Cash Flows
The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$678	$923	$(245)
Discontinued operations	41	105	(64)
Net cash flow provided by operating activities	719	1,028	(309)
Net cash flow (used for) provided by investing activities from:
Continuing operations	(82)	(102)	20
Discontinued operations	(7)	4	(11)
Net cash flow used for investing activities	(89)	(98)	9
Net cash flow used for financing activities	(1,082)	(842)	(240)
Net (decrease) increase in cash and cash equivalents	$(452)	$88	$(540)
Operating Activities. For the three months ended March 31, 2017, the decrease in cash provided by operating activities was driven by the benefit in 2016 from CBS’s broadcast of Super Bowl 50, and discretionary pension contributions of $100 million made during the first quarter of 2017 to prefund the Company’s qualified plans. These decreases were partially offset by higher affiliate and subscription fee revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Three Months Ended March 31,
	2017	2016
Acquisitions (a)	$(21)	$(50)
Capital expenditures	(27)	(34)
Investments in and advances to investee companies (b)	(49)	(32)
Proceeds from dispositions (c)	1	21
Other investing activities	14	(7)
Net cash flow used for investing activities from continuing operations	(82)	(102)
Net cash flow (used for) provided by investing activities from discontinued operations	(7)	4
Net cash flow used for investing activities	$(89)	$(98)
(a) 2016 reflects the acquisition of a sports-focused digital media business.
(b) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(c) 2016 primarily reflects sales of internet businesses in China.

Financing Activities

	Three Months Ended March 31,
	2017	2016
Repurchase of CBS Corp. Class B Common Stock	$(531)	$(533)
Repayments of short-term debt borrowings, net	(420)	—
Repayment of senior debentures	—	(200)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(76)	(46)
Dividends	(77)	(73)
Proceeds from exercise of stock options	36	6
All other financing activities, net	(14)	4
Net cash flow used for financing activities	$(1,082)	$(842)

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Three Months Ended
	March 31,
	2017	2016
Net cash flow provided by operating activities	$719	$1,028
Capital expenditures	(27)	(34)
Exclude operating cash flow from discontinued operations	41	105
Free cash flow	$651	$889

Repurchase of Company Stock and Cash Dividends
During the first quarter of 2017, the Company repurchased 7.6 million shares of its Class B Common Stock under its share repurchase program for $500 million, at an average cost of $65.97 per share, leaving $3.61 billion of authorization at March 31, 2017.

During the first quarter of 2017, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $75 million, which were paid on April 1, 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	March 31, 2017	December 31, 2016
Commercial paper	$30	$450
Senior debt (1.95% – 7.875% due 2017 – 2045) (a)	8,851	8,850
Obligations under capital leases	72	75
Total debt	8,953	9,375
Less commercial paper	30	450
Less current portion of long-term debt	23	23
Total long-term debt, net of current portion	$8,900	$8,902
(a) At March 31, 2017 and December 31, 2016, the senior debt balances included (i) a net unamortized discount of $50 million and $52 million, respectively, (ii) unamortized deferred financing costs of $42 million and $43 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $4 million and $5 million, respectively. The face value of the Company’s senior debt was $8.94 billion at both March 31, 2017 and December 31, 2016.

At March 31, 2017, the Company classified $400 million of debt maturing in July 2017 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $30 million and $450 million at March 31, 2017 and December 31, 2016, respectively, each with maturities of less than 45 days. The weighted average interest rate for these borrowings was 1.20% at March 31, 2017 and 0.98% at December 31, 2016.

Credit Facility
At March 31, 2017, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2017, the Company’s Consolidated Leverage Ratio was approximately 2.8x.

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

The Credit Facility is used for general corporate purposes. At March 31, 2017, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at March 31, 2017; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Funding for the Company’s long-term debt obligations due over the next five years of $2.80 billion is expected to come from the Company’s ability to refinance its debt and cash generated from operating activities.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2017, the Company had pending approximately 33,600 asbestos claims, as compared with approximately 33,610 as of December 31, 2016 and 35,040 as of March 31, 2016. During the first quarter of 2017, the Company received approximately 860 new claims and closed or moved to an inactive docket approximately 870 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2016, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

approximately $48 million. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for a discussion of the Company’s critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company’s content; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; the ability to achieve the separation of the Company’s radio business through a merger of CBS Radio with a subsidiary of Entercom Communications Corp. on the anticipated terms, which are subject to regulatory and Entercom stockholder approvals, an exchange offer and other customary closing conditions, and fluctuations in the market values of Entercom’s Class A common stock and the Company’s Class B Common Stock; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Reports on Form 10-Q, and in the Company’s recent Current Reports on Form 8-K. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following updates the corresponding risk factor included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company's Proposed Separation of its Radio Business Is Subject to Approvals and Closing Conditions

During 2016, the Company announced its intention to explore strategic options to separate its radio business. On February 2, 2017, the Company entered into an agreement with Entercom Communications Corp. to combine the Company’s radio business with Entercom in a merger following a split-off of the Company’s radio business, which is expected to occur through an exchange offer. These transactions are subject to customary approvals and closing conditions and other risks and uncertainties, including the ability to complete the transactions on the anticipated terms and schedule; the ability to obtain regulatory and stockholder approvals; changes in U.S. federal tax laws and interpretations and the ability to obtain the anticipated tax treatment of the transactions; the ability to obtain financing related to the transactions upon acceptable terms or at all; and changes in economic, political and market conditions, including fluctuations in the market values of Entercom’s Class A common stock and the Company’s Class B Common Stock. These risks could adversely impact the Company’s timing and the ability to consummate or achieve the benefits of the transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended March 31, 2017 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
January 1, 2017 - January 31, 2017	1.7	$63.60	1.7	$3,998
February 1, 2017 - February 28, 2017	2.5	$65.37	2.5	$3,835
March 1, 2017 - March 31, 2017	3.4	$67.62	3.4	$3,607
Total	7.6	$65.97	7.6	$3,607

Item 6.	Exhibits.

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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
(a)
Amendment No. 1, dated as of March 3, 2017, to the CBS Radio Credit Agreement, dated as of October 17, 2016, by and among CBS Radio Inc., the guarantors named therein, the lenders and
L/C issuers named therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed herewith).

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

CBS CORPORATION (Registrant)

Date: May 4, 2017	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: May 4, 2017	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures.
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
(a)
Amendment No. 1, dated as of March 3, 2017, to the CBS Radio Credit Agreement, dated as of October 17, 2016, by and among CBS Radio Inc., the guarantors named therein, the lenders and
L/C issuers named therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed herewith).

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