Form 10-Q
period 2017-06-30
CBS CORP
filed 2017-08-07
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
(212) 975-4321
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at July 31, 2017:
Class A Common Stock, par value $.001 per share— 37,598,604
Class B Common Stock, par value $.001 per share— 364,054,978

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$3,257	$2,976	$6,600	$6,564
Costs and expenses:
Operating	2,004	1,758	4,078	4,030
Selling, general and administrative	528	510	1,038	1,013
Depreciation and amortization	56	57	111	114
Other operating items, net	—	—	—	(9)
Total costs and expenses	2,588	2,325	5,227	5,148
Operating income	669	651	1,373	1,416
Interest expense	(111)	(100)	(220)	(200)
Interest income	15	8	28	15
Other items, net	5	(4)	6	(7)
Earnings from continuing operations before income taxes and equity in loss of investee companies	578	555	1,187	1,224
Provision for income taxes	(169)	(173)	(307)	(379)
Equity in loss of investee companies, net of tax	(12)	(9)	(29)	(30)
Net earnings from continuing operations	397	373	851	815
Net earnings (loss) from discontinued operations, net of tax (Note 3)	(339)	50	(1,045)	81
Net earnings (loss)	$58	$423	$(194)	$896

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$.98	$.83	$2.09	$1.79
Net earnings (loss) from discontinued operations	$(.84)	$.11	$(2.57)	$.18
Net earnings (loss)	$.14	$.94	$(.48)	$1.97

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$.97	$.82	$2.06	$1.78
Net earnings (loss) from discontinued operations	$(.83)	$.11	$(2.53)	$.18
Net earnings (loss)	$.14	$.93	$(.47)	$1.95

Weighted average number of common shares outstanding:
Basic	405	451	407	455
Diluted	410	455	413	459

Dividends per common share	$.18	$.15	$.36	$.30
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings (loss)	$58	$423	$(194)	$896
Other comprehensive income, net of tax:
Cumulative translation adjustments	—	—	2	1
Amortization of net actuarial loss and prior service cost	12	9	24	19
Total other comprehensive income, net of tax	12	9	26	20
Total comprehensive income (loss)	$70	$432	$(168)	$916
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$170	$598
Receivables, less allowances of $61 (2017) and $60 (2016)	3,299	3,314
Programming and other inventory (Note 4)	1,560	1,427
Prepaid income taxes	41	30
Prepaid expenses	132	185
Other current assets	185	204
Current assets of discontinued operations (Note 3)	299	305
Total current assets	5,686	6,063
Property and equipment	2,967	2,935
Less accumulated depreciation and amortization	1,753	1,694
Net property and equipment	1,214	1,241
Programming and other inventory (Note 4)	2,459	2,439
Goodwill	4,891	4,864
Intangible assets	2,627	2,633
Other assets	2,558	2,707
Assets of discontinued operations (Note 3)	3,218	4,291
Total Assets	$22,653	$24,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$124	$148
Accrued compensation	223	369
Participants’ share and royalties payable	1,005	1,024
Program rights	262	290
Commercial paper (Note 6)	263	450
Current portion of long-term debt (Note 6)	23	23
Accrued expenses and other current liabilities	1,169	1,249
Current liabilities of discontinued operations (Note 3)	161	155
Total current liabilities	3,230	3,708
Long-term debt (Note 6)	8,898	8,902
Pension and postretirement benefit obligations	1,638	1,769
Deferred income tax liabilities, net	628	590
Other liabilities	3,149	3,129
Liabilities of discontinued operations (Note 3)	2,483	2,451

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2017 and 2016) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 832 (2017) and 829 (2016) shares issued	1	1
Additional paid-in capital	43,820	43,913
Accumulated deficit	(19,451)	(19,257)
Accumulated other comprehensive loss (Note 8)	(741)	(767)
	23,629	23,890
Less treasury stock, at cost; 467 (2017) and 455 (2016) Class B shares	21,002	20,201
Total Stockholders’ Equity	2,627	3,689
Total Liabilities and Stockholders’ Equity	$22,653	$24,238
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net earnings (loss)	$(194)	$896
Less: Net earnings (loss) from discontinued operations, net of tax	(1,045)	81
Net earnings from continuing operations	851	815
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	111	114
Stock-based compensation	85	81
Equity in loss of investee companies, net of tax and distributions	29	34
Change in assets and liabilities, net of investing and financing activities	(167)	95
Net cash flow provided by operating activities from continuing operations	909	1,139
Net cash flow provided by operating activities from discontinued operations	29	112
Net cash flow provided by operating activities	938	1,251
Investing Activities:
Acquisitions	(21)	(51)
Capital expenditures	(68)	(69)
Investments in and advances to investee companies	(65)	(43)
Proceeds from dispositions	1	19
Other investing activities	14	4
Net cash flow used for investing activities from continuing operations	(139)	(140)
Net cash flow used for investing activities from discontinued operations	(13)	(2)
Net cash flow used for investing activities	(152)	(142)
Financing Activities:
(Repayments of) proceeds from short-term debt borrowings, net	(187)	163
Repayment of senior debentures	—	(199)
Proceeds from debt borrowings of CBS Radio	24	—
Repayment of debt borrowings of CBS Radio	(5)	—
Payment of capital lease obligations	(8)	(8)
Payment of contingent consideration	(7)	—
Dividends	(151)	(142)
Purchase of Company common stock	(845)	(1,033)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	(57)
Proceeds from exercise of stock options	39	10
Excess tax benefit from stock-based compensation (Note 1)	—	11
Other financing activities	—	(1)
Net cash flow used for financing activities	(1,229)	(1,256)
Net decrease in cash and cash equivalents	(443)	(147)
Cash and cash equivalents at beginning of period (includes $24 (2017) and $6 (2016) of discontinued operations cash)	622	323
Cash and cash equivalents at end of period (includes $9 (2017 and 2016) of discontinued operations cash)	$179	$176
Supplemental disclosure of cash flow information
Cash paid for interest:
Continuing operations	$217	$207
Discontinued operations	$39	$—

Cash paid for income taxes:
Continuing operations	$272	$261
Discontinued operations	$46	$35
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

Other Operating Items, Net-Other operating items, net for the six months ended June 30, 2016 included a gain from the sale of a business and a multiyear, retroactive impact of a new operating tax.

Net Earnings (Loss) per Common Share-Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 4 million stock options for each of the three and six months ended June 30, 2017 and 6 million stock options for each of the three and six months ended June 30, 2016.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Weighted average shares for basic EPS	405	451	407	455
Dilutive effect of shares issuable under stock-based compensation plans	5	4	6	4
Weighted average shares for diluted EPS	410	455	413	459
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the six months ended June 30, 2017 and 2016, the Company recorded dividends of $148 million and $138 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards
Improvements to Employee Share-Based Payment Accounting
During the first quarter of 2017, the Company adopted amended Financial Accounting Standards Board (“FASB”) guidance which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits are classified with other income tax cash flows in operating activities. As a result of the adoption of this guidance, the Company’s excess tax benefits associated with the exercise of stock options and vesting of RSUs for the three and six months ended June 30, 2017 were recorded in the provision for income taxes on the Consolidated Statements of Operations. The guidance requires the income statement classification to be applied prospectively, and therefore, excess tax benefits for prior periods remain classified in stockholders’ equity on the balance sheet. The Company elected to apply the cash flow classification provision of this guidance prospectively and therefore, excess tax benefits for prior periods remain classified as financing activities on the statements of cash flows. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur. The Company, however, has elected to continue its existing practice of estimating forfeitures.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Recent Pronouncements
Stock Compensation: Scope of Modification Accounting
In May 2017, the FASB issued amended guidance on the accounting for stock-based compensation which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award as equity or liability changes as a result of the change in the terms or conditions of a share-based payment award. This guidance, which is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, is not expected to have an impact on the Company’s consolidated financial statements.
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
Intra-Entity Transfers of Assets Other than Inventory
In October 2016, the FASB issued amended guidance on the accounting for income taxes, which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance, which is effective for interim and annual periods beginning after December 15, 2017, is not expected to have a material impact on the Company’s consolidated financial statements.

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

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. This guidance is effective for the Company beginning in the first quarter of 2018. The Company anticipates that it will apply the modified retrospective method of adoption with the cumulative effect of the initial adoption reflected as an adjustment to the opening balance of accumulated deficit as of the date of adoption. The Company has identified the predominant changes to its accounting policies and is in the process of quantifying the impact on its consolidated financial statements and evaluating the additional disclosures that may be required. The adoption of this guidance is not expected to have a significant impact on the Company’s total revenues. The Company has identified changes to its revenue recognition policies primarily relating to two areas of content licensing and distribution revenues. First, revenues from certain distribution arrangements of third-party content will be recognized based on the gross amount of consideration received by the Company for such sale, with an associated expense recognized for the fees paid to the third-party producer. Under current accounting guidance, such revenues are recognized at the net amount retained by the Company after the payment of fees to the third-party producer. This change will not have an impact on the Company’s operating income. Second, revenues associated with the extension of an existing licensing arrangement, which are currently recognized upon the execution of such extension, will be recognized at a later date once the extension period begins. This change is not expected to have a material impact on the Company’s results on an annual basis, since extensions executed each year are generally offset by extensions for which the license period has begun.
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
RSUs and PSUs	$38	$35	$71	$67
Stock options	7	7	14	14
Stock-based compensation expense, before income taxes	45	42	85	81
Related tax benefit	(18)	(16)	(33)	(31)
Stock-based compensation expense, net of tax benefit	$27	$26	$52	$50

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the six months ended June 30, 2017, the Company granted 2 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $66.78. RSUs granted during the first six months of 2017 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the six months ended June 30, 2017, the Company also granted awards of market-based PSUs. The number of shares that will be issued upon vesting of the PSUs is based on the Company’s stock price performance over a designated measurement period, as well as the achievement of established operating goals. The fair value of the PSUs is determined on the grant date using a Monte Carlo simulation model and is expensed over the required employee service period. The fair value of the PSU awards granted during the six months ended June 30, 2017 was $23 million.

During the six months ended June 30, 2017, the Company also granted 1 million stock options with a weighted average exercise price of $66.31. Stock options granted during the first six months of 2017 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs and PSUs at June 30, 2017 was $270 million, which is expected to be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2017 was $51 million, which is expected to be recognized over a weighted average period of 2.6 years.
3) DISCONTINUED OPERATIONS
On February 2, 2017, the Company entered into an agreement with Entercom to combine the Company’s radio business, CBS Radio, with Entercom in a merger to be effected through a Reverse Morris Trust transaction, which is expected to be tax-free to CBS Corp. and its stockholders. In connection with this transaction, Entercom will issue up to 105 million shares of its Class A common stock on a fully diluted basis, and the Company intends to split-off CBS Radio through an exchange offer, in which the Company’s stockholders may elect to exchange shares of the Company’s Class B Common Stock for shares of CBS Radio, which will then be immediately converted into shares of Entercom Class A common stock at the time of the merger. The Company expects the transaction to be completed during the fourth quarter of 2017, subject to customary approvals and closing conditions. CBS Radio has been classified as held for sale and presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

FASB Accounting Standards Codification (“ASC”) 360 requires that an asset classified as held for sale be measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The ultimate value of the transaction with Entercom will be determined based on Entercom’s stock price at the closing of the transaction. The Company recorded noncash charges of $365 million and $1.08 billion for the three and six months ended June 30, 2017, respectively, to record a valuation allowance to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. In accordance with ASC 360, the valuation allowance will continue to be adjusted based on the trading price of Entercom’s stock, which could result in future gains or losses. A 10% change to Entercom’s stock price would change the carrying value of CBS Radio by approximately $100 million.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the three and six months ended June 30, 2017, CBS Radio recorded a restructuring charge of $7 million associated with the reorganization of certain business operations, reflecting severance costs and costs associated with exiting contractual obligations.

The following table sets forth details of net earnings (loss) from discontinued operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$306	$313	$556	$575
Costs and expenses:
Operating	105	103	194	188
Selling, general and administrative	129	122	251	236
Depreciation and amortization (a)	—	6	—	13
Restructuring charge	7	—	7	—
Provision for valuation allowance	365	—	1,080	—
Total costs and expenses	606	231	1,532	437
Operating income (loss)	(300)	82	(976)	138
Interest expense	(20)	—	(39)	—
Earnings (loss) from discontinued operations	(320)	82	(1,015)	138
Income tax provision	(19)	(32)	(30)	(57)
Net earnings (loss) from discontinued operations, net of tax	$(339)	$50	$(1,045)	$81
(a) CBS Radio has been classified as held for sale beginning in the fourth quarter of 2016. Under ASC 360, assets held for sale are not depreciated or amortized.
The following table presents the major classes of assets and liabilities of the Company’s discontinued operations.

	At	At
	June 30, 2017	December 31, 2016
Receivables, net	$240	$244
Other current assets	59	61
Goodwill	1,285	1,285
Intangible assets	2,832	2,832
Net property and equipment	153	145
Other assets	28	29
Valuation allowance for carrying value	(1,080)	—
Total Assets	$3,517	$4,596
Current portion of long-term debt	$10	$10
Other current liabilities	151	145
Long-term debt	1,356	1,335
Deferred income tax liabilities	1,010	998
Other liabilities	117	118
Total Liabilities	$2,644	$2,606

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents CBS Radio’s long-term debt.

	At	At
	June 30, 2017	December 31, 2016
Term Loan due October 2023, net of discount	$950	$955
7.250% Senior Notes due November 2024	400	400
Revolving Credit Facility	34	10
Deferred financing costs	(18)	(20)
Total long-term debt, including current portion	$1,366	$1,345
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
4) PROGRAMMING AND OTHER INVENTORY

	At	At
	June 30, 2017	December 31, 2016
Acquired program rights	$1,892	$1,773
Internally produced programming:
Released	1,668	1,746
In process and other	405	298
Publishing, primarily finished goods	54	49
Total programming and other inventory	4,019	3,866
Less current portion	1,560	1,427
Total noncurrent programming and other inventory	$2,459	$2,439

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. At June 30, 2017, NAI directly or indirectly owned approximately 79.5% of CBS Corp.’s voting Class A Common Stock, and owned approximately 9.7% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $19 million and $31 million for the three months ended June 30, 2017 and 2016, respectively, and $73 million and $67 million for the six months ended June 30, 2017 and 2016, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $4 million for each of the three months ended June 30, 2017 and 2016 and $9 million and $11 million for the six months ended June 30, 2017 and 2016, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at June 30, 2017 and December 31, 2016.

	At	At
	June 30, 2017	December 31, 2016
Receivables	$86	$113
Other assets (Receivables, noncurrent)	51	35
Total amounts due from Viacom Inc.	$137	$148
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $20 million and $24 million for the three months ended June 30, 2017 and 2016, respectively, and $49 million and $56 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, total amounts due from these joint ventures were $40 million and $47 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	June 30, 2017	December 31, 2016
Commercial paper	$263	$450
Senior debt (1.95% - 7.875% due 2017 - 2045) (a)	8,853	8,850
Obligations under capital leases	68	75
Total debt	9,184	9,375
Less commercial paper	263	450
Less current portion of long-term debt	23	23
Total long-term debt, net of current portion	$8,898	$8,902
(a) At June 30, 2017 and December 31, 2016, the senior debt balances included (i) a net unamortized discount of $49 million and $52 million, respectively, (ii) unamortized deferred financing costs of $41 million and $43 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $2 million and $5 million, respectively. The face value of the Company’s senior debt was $8.94 billion at both June 30, 2017 and December 31, 2016.

In July 2017, the Company issued $400 million of 2.50% senior notes due 2023 and $500 million of 3.375% senior notes due 2028. The Company used the net proceeds from these issuances to repay its $400 million outstanding 1.95% senior notes that matured on July 1, 2017 and to redeem all of its $300 million outstanding 4.625% senior notes due May 2018. The remaining proceeds were used for general corporate purposes, including the repayment of short-term borrowings, including commercial paper.

At June 30, 2017, the Company classified $400 million of debt which matured in July 2017 and $300 million of debt due May 2018 as long-term debt on the Consolidated Balance Sheet, as a result of the above-mentioned debt refinancing.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $263 million and $450 million at June 30, 2017 and December 31, 2016, respectively, each with maturities of less than 45 days. The weighted average interest rate for these borrowings was 1.42% at June 30, 2017 and 0.98% at December 31, 2016.

Credit Facility
At June 30, 2017, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2017, the Company’s Consolidated Leverage Ratio was approximately 2.9x.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Credit Facility is used for general corporate purposes. At June 30, 2017, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$8	$7	$—	$—
Interest cost	47	53	5	5
Expected return on plan assets	(51)	(57)	—	—
Amortization of actuarial loss (gain) (a)	26	22	(6)	(6)
Net periodic cost	$30	$25	$(1)	$(1)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$15	$15	$—	$—
Interest cost	95	107	9	10
Expected return on plan assets	(101)	(114)	—	—
Amortization of actuarial loss (gain) (a)	51	43	(11)	(11)
Net periodic cost	$60	$51	$(2)	$(1)
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings (loss).
8) STOCKHOLDERS’ EQUITY
During the second quarter of 2017, the Company repurchased 4.7 million shares of its Class B Common Stock under its share repurchase program for $300 million, at an average cost of $63.64 per share. During the six months ended June 30, 2017, the Company repurchased 12.3 million shares of its Class B Common Stock for $800 million, at an average cost of $65.08 per share, leaving $3.31 billion of authorization at June 30, 2017.

During the second quarter of 2017, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $73 million, which were paid on July 1, 2017.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2016	$151	$(918)		$(767)
Other comprehensive income before reclassifications	2	—		2
Reclassifications to net earnings (loss)	—	24	(a)	24
Net other comprehensive income	2	24		26
At June 30, 2017	$153	$(894)		$(741)

	Cumulative Translation Adjustments	Net Actuarial Gain (Loss) and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2015	$152	$(922)		$(770)
Other comprehensive income before reclassifications	1	—		1
Reclassifications to net earnings (loss)	—	19	(a)	19
Net other comprehensive income	1	19		20
At June 30, 2016	$153	$(903)		$(750)

(a)	Reflects amortization of net actuarial losses. See Note 7.

The net actuarial gain (loss) and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $16 million and $13 million for the six months ended June 30, 2017 and 2016, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Provision for income taxes, including interest and before other discrete items	$(176)	$(171)	$(361)	$(374)
Excess tax benefits from stock-based compensation (a)	4	—	31	—
Other discrete items (b)	3	(2)	23	(5)
Provision for income taxes	$(169)	$(173)	$(307)	$(379)
Effective income tax rate	29.2%	31.2%	25.9%	31.0%
(a) Reflects excess tax benefits associated with the exercise of stock options and vesting of RSUs. During the first quarter of 2017, the Company adopted FASB guidance which requires that the difference between the tax benefit from stock-based compensation expense and the deduction on the tax return be recognized within the income tax provision on the statement of operations. Previously, such difference was recognized in stockholders’ equity on the balance sheet. This difference occurs because stock-based compensation expense is recorded based on the grant-date fair value of the award, whereas the tax deduction is based on the fair value on the date the stock option is exercised or the RSU vests. This guidance requires the income statement classification to be applied prospectively, and therefore, excess tax benefits for prior periods remain classified in stockholders’ equity.
(b) For the six months ended June 30, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters.

10) COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2017, the outstanding letters of credit and surety bonds approximated $101 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2017, the Company had pending approximately 33,240 asbestos claims, as compared with approximately 33,610 as of December 31, 2016 and 34,790 as of June 30, 2016. During the second quarter of 2017, the Company received approximately 1,030 new claims and closed or moved to an inactive docket approximately 1,390 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2016, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $48 million. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
11) RESTRUCTURING CHARGES
During the year ended December 31, 2016, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2015, the Company recorded restructuring charges of $45 million, reflecting $24 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs. As

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

of June 30, 2017, the cumulative settlements for the 2016 and 2015 restructuring charges were $53 million, of which $34 million was for severance costs and $19 million was for costs associated with contractual obligations.

	Balance at	2017	Balance at
	December 31, 2016	Settlements	June 30, 2017
Entertainment	$20	$(9)	$11
Cable Networks	4	(2)	2
Publishing	1	(1)	—
Local Media	12	(4)	8
Corporate	2	(1)	1
Total	$39	$(17)	$22

	Balance at	2016	2016	Balance at
	December 31, 2015	Charges	Settlements	December 31, 2016
Entertainment	$16	$16	$(12)	$20
Cable Networks	—	4	—	4
Publishing	—	1	—	1
Local Media	11	6	(5)	12
Corporate	—	3	(1)	2
Total	$27	$30	$(18)	$39
12) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At June 30, 2017 and December 31, 2016, the carrying value of the Company’s senior debt was $8.85 billion and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.77 billion and $9.51 billion, respectively.

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

At June 30, 2017 and December 31, 2016, the notional amount of all foreign exchange contracts was $356 million and $433 million, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016	Financial Statement Account
Non-designated foreign exchange contracts	$(12)	$15	$(20)	$9	Other items, net
The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$12	$—	$12
Total Assets	$—	$12	$—	$12
Liabilities:
Deferred compensation	$—	$361	$—	$361
Foreign currency hedges	—	6	—	6
Total Liabilities	$—	$367	$—	$367

At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$34	$—	$34
Total Assets	$—	$34	$—	$34
Liabilities:
Deferred compensation	$—	$347	$—	$347
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$348	$—	$348
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Entertainment	$2,184	$1,947	$4,531	$4,534
Cable Networks	571	536	1,114	1,061
Publishing	206	187	367	332
Local Media	412	396	821	844
Corporate/Eliminations	(116)	(90)	(233)	(207)
Total Revenues	$3,257	$2,976	$6,600	$6,564
Revenues generated between segments primarily reflect advertising sales, television license fees and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Intercompany Revenues:
Entertainment	$118	$92	$237	$214
Local Media	3	2	6	4
Total Intercompany Revenues	$121	$94	$243	$218

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment Operating Income (Loss):
Entertainment	$346	$351	$744	$800
Cable Networks	253	227	501	455
Publishing	28	26	42	39
Local Media	127	130	250	280
Corporate	(85)	(83)	(164)	(167)
Total Segment Operating Income	669	651	1,373	1,407
Other operating items, net (a)	—	—	—	9
Operating income	669	651	1,373	1,416
Interest expense	(111)	(100)	(220)	(200)
Interest income	15	8	28	15
Other items, net	5	(4)	6	(7)
Earnings from continuing operations before income taxes and equity in loss of investee companies	578	555	1,187	1,224
Provision for income taxes	(169)	(173)	(307)	(379)
Equity in loss of investee companies, net of tax	(12)	(9)	(29)	(30)
Net earnings from continuing operations	397	373	851	815
Net earnings (loss) from discontinued operations, net of tax	(339)	50	(1,045)	81
Net earnings (loss)	$58	$423	$(194)	$896
(a) Other operating items, net includes a gain from the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Depreciation and Amortization:
Entertainment	$27	$30	$56	$60
Cable Networks	6	5	12	11
Publishing	2	2	3	3
Local Media	12	11	23	22
Corporate	9	9	17	18
Total Depreciation and Amortization	$56	$57	$111	$114

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based Compensation:
Entertainment	$17	$16	$32	$31
Cable Networks	3	3	6	6
Publishing	1	1	2	2
Local Media	3	3	6	6
Corporate	21	19	39	36
Total Stock-based Compensation	$45	$42	$85	$81

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Capital Expenditures:
Entertainment	$24	$24	$38	$37
Cable Networks	4	2	7	4
Publishing	—	3	1	6
Local Media	7	4	12	11
Corporate	6	2	10	11
Total Capital Expenditures	$41	$35	$68	$69

	At	At
	June 30, 2017	December 31, 2016
Assets:
Entertainment	$11,441	$11,262
Cable Networks	2,594	2,618
Publishing	858	880
Local Media	4,018	4,065
Corporate/Eliminations	225	817
Discontinued operations	3,517	4,596
Total Assets	$22,653	$24,238

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

	Statement of Operations
	For the Three Months Ended June 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$42	$2	$3,213	$—	$3,257
Costs and expenses:
Operating	22	2	1,980	—	2,004
Selling, general and administrative	23	68	437	—	528
Depreciation and amortization	1	6	49	—	56
Total costs and expenses	46	76	2,466	—	2,588
Operating income (loss)	(4)	(74)	747	—	669
Interest (expense) income, net	(127)	(120)	151	—	(96)
Other items, net	1	(12)	16	—	5
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(130)	(206)	914	—	578
Benefit (provision) for income taxes	39	62	(270)	—	(169)
Equity in earnings (loss) of investee companies, net of tax	149	339	(12)	(488)	(12)
Net earnings from continuing operations	58	195	632	(488)	397
Net loss from discontinued operations, net of tax	—	—	(339)	—	(339)
Net earnings	$58	$195	$293	$(488)	$58
Total comprehensive income	$70	$190	$302	$(492)	$70

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Six Months Ended June 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$84	$5	$6,511	$—	$6,600
Costs and expenses:
Operating	46	3	4,029	—	4,078
Selling, general and administrative	43	132	863	—	1,038
Depreciation and amortization	2	12	97	—	111
Total costs and expenses	91	147	4,989	—	5,227
Operating income (loss)	(7)	(142)	1,522	—	1,373
Interest (expense) income, net	(249)	(237)	294	—	(192)
Other items, net	1	(25)	30	—	6
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(255)	(404)	1,846	—	1,187
Benefit (provision) for income taxes	77	122	(506)	—	(307)
Equity in earnings (loss) of investee companies, net of tax	(16)	693	(29)	(677)	(29)
Net earnings (loss) from continuing operations	(194)	411	1,311	(677)	851
Net loss from discontinued operations, net of tax	—	—	(1,045)	—	(1,045)
Net earnings (loss)	$(194)	$411	$266	$(677)	$(194)
Total comprehensive income (loss)	$(168)	$404	$281	$(685)	$(168)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended June 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$36	$3	$2,937	$—	$2,976
Costs and expenses:
Operating	15	2	1,741	—	1,758
Selling, general and administrative	21	66	423	—	510
Depreciation and amortization	1	6	50	—	57
Total costs and expenses	37	74	2,214	—	2,325
Operating income (loss)	(1)	(71)	723	—	651
Interest (expense) income, net	(124)	(106)	138	—	(92)
Other items, net	(1)	13	(16)	—	(4)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(126)	(164)	845	—	555
Benefit (provision) for income taxes	40	51	(264)	—	(173)
Equity in earnings (loss) of investee companies, net of tax	509	289	(9)	(798)	(9)
Net earnings from continuing operations	423	176	572	(798)	373
Net earnings from discontinued operations, net of tax	—	—	50	—	50
Net earnings	$423	$176	$622	$(798)	$423
Total comprehensive income	$432	$185	$611	$(796)	$432

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Six Months Ended June 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$83	$6	$6,475	$—	$6,564
Costs and expenses:
Operating	32	3	3,995	—	4,030
Selling, general and administrative	42	132	839	—	1,013
Depreciation and amortization	2	11	101	—	114
Other operating items, net	—	—	(9)	—	(9)
Total costs and expenses	76	146	4,926	—	5,148
Operating income (loss)	7	(140)	1,549	—	1,416
Interest (expense) income, net	(248)	(210)	273	—	(185)
Other items, net	(2)	3	(8)	—	(7)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(243)	(347)	1,814	—	1,224
Benefit (provision) for income taxes	77	110	(566)	—	(379)
Equity in earnings (loss) of investee companies, net of tax	1,062	549	(30)	(1,611)	(30)
Net earnings from continuing operations	896	312	1,218	(1,611)	815
Net earnings from discontinued operations, net of tax	—	—	81	—	81
Net earnings	$896	$312	$1,299	$(1,611)	$896
Total comprehensive income	$916	$325	$1,290	$(1,615)	$916

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At June 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$15	$—	$155	$—	$170
Receivables, net	22	2	3,275	—	3,299
Programming and other inventory	4	3	1,553	—	1,560
Prepaid expenses and other current assets	94	31	266	(33)	358
Current assets of discontinued operations	—	—	299	—	299
Total current assets	135	36	5,548	(33)	5,686
Property and equipment	48	205	2,714	—	2,967
Less accumulated depreciation and amortization	26	151	1,576	—	1,753
Net property and equipment	22	54	1,138	—	1,214
Programming and other inventory	3	6	2,450	—	2,459
Goodwill	98	62	4,731	—	4,891
Intangible assets	—	—	2,627	—	2,627
Investments in consolidated subsidiaries	44,467	14,544	—	(59,011)	—
Other assets	149	8	2,401	—	2,558
Intercompany	—	1,455	28,442	(29,897)	—
Assets of discontinued operations	—	—	3,218	—	3,218
Total Assets	$44,874	$16,165	$50,555	$(88,941)	$22,653
Liabilities and Stockholders’ Equity
Accounts payable	$1	$4	$119	$—	$124
Participants’ share and royalties payable	—	—	1,005	—	1,005
Program rights	4	3	255	—	262
Commercial paper	263	—	—	—	263
Current portion of long-term debt	6	—	17	—	23
Accrued expenses and other current liabilities	383	212	830	(33)	1,392
Current liabilities of discontinued operations	—	—	161	—	161
Total current liabilities	657	219	2,387	(33)	3,230
Long-term debt	8,801	—	97	—	8,898
Other liabilities	2,892	238	2,285	—	5,415
Liabilities of discontinued operations	—	—	2,483	—	2,483
Intercompany	29,897	—	—	(29,897)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,820	—	60,894	(60,894)	43,820
Retained earnings (accumulated deficit)	(19,451)	15,894	(13,572)	(2,322)	(19,451)
Accumulated other comprehensive income (loss)	(741)	22	65	(87)	(741)
	23,629	16,039	48,103	(64,142)	23,629
Less treasury stock, at cost	21,002	331	4,800	(5,131)	21,002
Total Stockholders’ Equity	2,627	15,708	43,303	(59,011)	2,627
Total Liabilities and Stockholders’ Equity	$44,874	$16,165	$50,555	$(88,941)	$22,653

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(608)	$(153)	$1,699	$—	$938
Investing Activities:
Acquisitions	—	—	(21)	—	(21)
Capital expenditures	—	(10)	(58)	—	(68)
Investments in and advances to investee companies	—	—	(65)	—	(65)
Proceeds from dispositions	—	—	1	—	1
Other investing activities	14	—	—	—	14
Net cash flow provided by (used for) investing activities from continuing operations	14	(10)	(143)	—	(139)
Net cash flow used for investing activities from discontinued operations	—	(1)	(12)	—	(13)
Net cash flow provided by (used for) investing activities	14	(11)	(155)	—	(152)
Financing Activities:
Repayments of short-term debt borrowings, net	(187)	—	—	—	(187)
Proceeds from debt borrowings of CBS Radio	—	—	24	—	24
Repayment of debt borrowings of CBS Radio	—	—	(5)	—	(5)
Payment of capital lease obligations	—	—	(8)	—	(8)
Payment of contingent consideration	—	—	(7)	—	(7)
Dividends	(151)	—	—	—	(151)
Purchase of Company common stock	(845)	—	—	—	(845)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	—	—	—	(89)
Proceeds from exercise of stock options	39	—	—	—	39
Increase (decrease) in intercompany payables	1,521	164	(1,685)	—	—
Net cash flow provided by (used for) financing activities	288	164	(1,681)	—	(1,229)
Net decrease in cash and cash equivalents	(306)	—	(137)	—	(443)
Cash and cash equivalents at beginning of period (includes $24 million of discontinued operations cash)	321	—	301	—	622
Cash and cash equivalents at end of period (includes $9 million of discontinued operations cash)	$15	$—	$164	$—	$179

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(476)	$(116)	$1,843	$—	$1,251
Investing Activities:
Acquisitions	—	—	(51)	—	(51)
Capital expenditures	—	(11)	(58)	—	(69)
Investments in and advances to investee companies	—	—	(43)	—	(43)
Proceeds from dispositions	(4)	—	23	—	19
Other investing activities	4	—	—	—	4
Net cash flow used for investing activities from continuing operations	—	(11)	(129)	—	(140)
Net cash flow used for investing activities from discontinued operations	—	—	(2)	—	(2)
Net cash flow used for investing activities	—	(11)	(131)	—	(142)
Financing Activities:
Proceeds from short-term borrowings, net	163	—	—	—	163
Repayment of senior debentures	(199)	—	—	—	(199)
Payment of capital lease obligations	—	—	(8)	—	(8)
Dividends	(142)	—	—	—	(142)
Purchase of Company common stock	(1,033)	—	—	—	(1,033)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(57)	—	—	—	(57)
Proceeds from exercise of stock options	10	—	—	—	10
Excess tax benefit from stock-based compensation	11	—	—	—	11
Other financing activities	(1)	—	—	—	(1)
Increase (decrease) in intercompany payables	1,503	127	(1,630)	—	—
Net cash flow provided by (used for) financing activities	255	127	(1,638)	—	(1,256)
Net (decrease) increase in cash and cash equivalents	(221)	—	74	—	(147)
Cash and cash equivalents at beginning of period (includes $6 million of discontinued operations cash)	267	1	55	—	323
Cash and cash equivalents at end of period (includes $9 million of discontinued operations cash)	$46	$1	$129	$—	$176

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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

Operational highlights - Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

Consolidated results of operations			Increase/(Decrease)
Three Months Ended June 30,	2017	2016	$	%
GAAP:
Revenues	$3,257	$2,976	$281	9%
Operating income	$669	$651	$18	3%
Net earnings from continuing operations	$397	$373	$24	6%
Net earnings	$58	$423	$(365)	(86)%
Diluted EPS from continuing operations	$.97	$.82	$.15	18%
Diluted EPS	$.14	$.93	$(.79)	(85)%

Non-GAAP: (a)
Adjusted net earnings	$427	$423	$4	1%
Adjusted diluted EPS	$1.04	$.93	$.11	12%
(a) See page 36 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the second quarter of 2017, the Company’s results benefited from growth in retransmission revenues and station affiliation fees as well as an increase in television licensing sales, reflecting a higher volume of titles available for sale as a result of recent increased investment in internally-produced series. However, the comparison with the prior year was impacted by the high-margin international licensing of five Star Trek library series in the second quarter of 2016.

For the three months ended June 30, 2017, the 9% increase in revenues reflects growth across all of the Company’s major revenue streams, led by 16% growth in affiliate and subscription fee revenues, which was driven by 25% growth in station affiliation fees and retransmission revenues, as well as growth from new initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

subscription offering, and third-party live television streaming services. Advertising revenues increased 4% as a result of the broadcast of the semifinals and finals of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which are broadcast on the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner Broadcasting System, Inc. Content licensing and distribution revenues benefited from a higher volume of television licensing sales and increased 12%, despite the international licensing sales of Star Trek library programming in the second quarter of 2016.

Operating income for the three months ended June 30, 2017 increased 3%, primarily driven by the growth in affiliate and subscription fee revenues, partially offset by lower non-sports advertising revenues. The operating income margin decreased one point to 21% for the second quarter of 2017 from 22% for the second quarter of 2016, primarily as a result of the mix of revenues. 2016 included higher-margin television licensing sales of Star Trek library programming, and 2017 was impacted by lower-margin revenues from the NCAA Tournament. Net earnings from continuing operations increased 6% and diluted earnings per share (“EPS”) from continuing operations increased 18%, reflecting the higher operating income. Diluted EPS from continuing operations also benefited from lower weighted average shares outstanding in the second quarter of 2017 as a result of the Company’s ongoing share repurchase program. Net earnings for the three months ended June 30, 2017 of $58 million included a noncash charge of $365 million, or $.89 per diluted share, in discontinued operations to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom Communications Corp. (“Entercom”). CBS Radio is classified as held for sale and therefore, in accordance with Financial Accounting Standards Board (“FASB”) guidance, its carrying value will continue to be adjusted based on the trading price of Entercom’s stock, which could result in future gains or losses.

Operational highlights - Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016

Consolidated results of operations			Increase/(Decrease)
Six Months Ended June 30,	2017	2016	$	%
GAAP:
Revenues	$6,600	$6,564	$36	1%
Operating income	$1,373	$1,416	$(43)	(3)%
Net earnings from continuing operations	$851	$815	$36	4%
Net earnings (loss)	$(194)	$896	$(1,090)	(122)%
Diluted EPS from continuing operations	$2.06	$1.78	$.28	16%
Diluted EPS	$(.47)	$1.95	$(2.42)	(124)%

Non-GAAP: (a)
Adjusted operating income	$1,373	$1,407	$(34)	(2)%
Adjusted net earnings from continuing operations	$829	$816	$13	2%
Adjusted net earnings	$868	$897	$(29)	(3)%
Adjusted diluted EPS from continuing operations	$2.01	$1.78	$.23	13%
Adjusted diluted EPS	$2.10	$1.95	$.15	8%
(a) See pages 36 - 37 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.
For the six months ended June 30, 2017, revenues increased 1% despite a difficult comparison to 2016, which included CBS’s broadcast of Super Bowl 50 and international licensing sales of five Star Trek library series. The growth was driven by 16% higher affiliate and subscription fee revenues, led by 27% growth in station affiliation fees and retransmission revenues, as well as growth from new initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription service, and third-

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

party live television streaming services. In addition, content licensing and distribution revenues increased 14%, reflecting growth in domestic television licensing sales and strong demand for the Company’s content internationally, partially offset by the aforementioned 2016 sales of Star Trek library programming.
Operating income decreased 3% for the six months ended June 30, 2017, primarily as a result of a mix of lower-margin revenues in 2017 compared to 2016. Net earnings from continuing operations increased 4% and diluted EPS from continuing operations increased 16%, as a result of tax benefits in 2017 from the resolution of certain state income tax matters and from the exercise of stock options and vesting of restricted stock units (“RSUs”) as a result of the adoption of new accounting guidance during the first quarter of 2017, partially offset by lower operating income. Diluted EPS from continuing operations also benefited from lower weighted average shares outstanding in 2017 as a result of the Company’s ongoing share repurchase program. Adjusted net earnings from continuing operations and adjusted diluted EPS from continuing operations, which exclude a tax benefit of $22 million, or $.05 per diluted share, from the resolution of state income tax matters, increased 2% and 13%, respectively. The Company reported a net loss of $194 million for the six months ended June 30, 2017, which included a noncash charge of $1.08 billion, or $2.62 per diluted share, in discontinued operations to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. CBS Radio is classified as held for sale and therefore, in accordance with FASB guidance, its carrying value will continue to be adjusted based on the trading price of Entercom’s stock, which could result in future gains or losses. Adjusted net earnings from continuing operations and Adjusted diluted EPS from continuing operations are non-GAAP financial measures. See pages 36 - 37 for details of the discrete items excluded from financial results, along with reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.
The Company generated operating cash flow from continuing operations of $909 million for the six months ended June 30, 2017 compared with $1.14 billion for the six months ended June 30, 2016. Free cash flow for the six months ended June 30, 2017 was $841 million compared with $1.07 billion for the same prior-year period. These decreases were driven by the benefit in 2016 from CBS’s broadcast of Super Bowl 50, and discretionary pension contributions of $100 million made during the first quarter of 2017 to prefund the Company’s qualified plans. Free cash flow for the three and six months ended June 30, 2017 benefited from higher affiliate and subscription fee revenues. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages 51 - 52 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Recent Developments
In connection with the Company’s previously announced agreement to combine CBS Radio with Entercom in a merger following the separation of CBS Radio through a tax-free split-off, CBS Radio filed a registration statement on Forms S-4 and S-1 with the Securities and Exchange Commission (“SEC”) on April 13, 2017, and two subsequent amendments to such registration statement, with the most recent amendment filed on July 10, 2017. The Company expects the transaction to be completed during the fourth quarter of 2017, subject to customary approvals and closing conditions. CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

In July 2017, the Company issued $400 million of 2.50% senior notes due 2023 and $500 million of 3.375% senior notes due 2028. The Company used the net proceeds from these issuances to repay its $400 million outstanding 1.95% senior notes which matured on July 1, 2017, and to redeem all of its $300 million outstanding 4.625% senior notes due May 2018. The remaining net proceeds were used for general corporate purposes, including the repayment of short-term borrowings, including commercial paper. Subsequent to the July 2017 issuances, repayment and redemption of senior notes, the Company had $9.04 billion of long-term debt outstanding, excluding capital leases, at a weighted average interest rate of 4.43%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Share Repurchases and Dividends
During the second quarter of 2017, the Company repurchased 4.7 million shares of its Class B Common Stock under its share repurchase program for $300 million, at an average cost of $63.64 per share. During the six months ended June 30, 2017, the Company repurchased 12.3 million shares of its Class B Common Stock for $800 million, at an average cost of $65.08 per share, leaving $3.31 billion of authorization at June 30, 2017.

During the second quarter of 2017, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $73 million, which were paid on July 1, 2017.

Reconciliation of Non-GAAP Measures
Results for the three and six months ended June 30, 2017 and the six months ended June 30, 2016 included discrete items that were not part of the normal course of operations. The following tables present non-GAAP financial measures, which exclude the impact of these discrete items, reconciled to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

	Three Months Ended June 30, 2017
	Reported	Discontinued Operations Adjustments (a)	Adjusted
Net earnings from continuing operations	$397	$—	$397
Net earnings (loss) from discontinued operations, net of tax	(339)	369	30
Net earnings	$58	$369	$427
Diluted EPS from continuing operations	$.97	$—	$.97
Diluted EPS	$.14	$.90	$1.04

	Six Months Ended June 30, 2017
	Reported	Discrete Tax Item (b)	Discontinued Operations Adjustments (a)	Adjusted
Earnings from continuing operations before income taxes	$1,187	$—	$—	$1,187
Provision for income taxes	(307)	(22)	—	(329)
Equity in loss of investee companies, net of tax	(29)	—	—	(29)
Net earnings from continuing operations	851	(22)	—	829
Net earnings (loss) from discontinued operations, net of tax	(1,045)	—	1,084	39
Net earnings (loss)	$(194)	$(22)	$1,084	$868
Diluted EPS from continuing operations	$2.06	$(.05)	$—	$2.01
Diluted EPS	$(.47)	$(.05)	$2.62	$2.10
(a) Reflects noncash charges of $365 million and $1.08 billion for the three and six months ended June 30, 2017, respectively, to record a valuation allowance for the carrying value of CBS Radio, and a restructuring charge of $7 million ($4 million, net of tax) at CBS Radio.
(b) Reflects a tax benefit in the first quarter of 2017 from the resolution of certain state income tax matters.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2016
	Reported	Other Operating Items (a)	Write-down of Investment (b)	Adjusted
Operating income	$1,416	$(9)	$—	$1,407
Interest expense	(200)	—	—	(200)
Interest income	15	—	—	15
Other items, net	(7)	—	—	(7)
Earnings from continuing operations before income taxes	1,224	(9)	—	1,215
Provision for income taxes	(379)	4	—	(375)
Equity in loss of investee companies, net of tax	(30)	—	6	(24)
Net earnings from continuing operations	815	(5)	6	816
Net earnings from discontinued operations, net of tax	81	—	—	81
Net earnings	$896	$(5)	$6	$897
Diluted EPS from continuing operations	$1.78	$(.01)	$.01	$1.78
Diluted EPS	$1.95	$(.01)	$.01	$1.95
(a) Reflects a gain on the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.
(b) Reflects the write-down of an international television joint venture to its fair value.

Consolidated Results of Operations
Three and Six Months Ended June 30, 2017 versus Three and Six Months Ended June 30, 2016
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2017		2016		$	%
Advertising	$1,299	40%	$1,245	42%	$54	4%
Content licensing and distribution	1,056	32	943	32	113	12
Affiliate and subscription fees	848	26	733	24	115	16
Other	54	2	55	2	(1)	(2)
Total Revenues	$3,257	100%	$2,976	100%	$281	9%

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2017		2016		$	%
Advertising	$2,902	44%	$3,330	51%	$(428)	(13)%
Content licensing and distribution	1,901	29	1,672	25	229	14
Affiliate and subscription fees	1,690	25	1,455	22	235	16
Other	107	2	107	2	—	—
Total Revenues	$6,600	100%	$6,564	100%	$36	1%
Advertising
For the three months ended June 30, 2017, the 4% increase in advertising revenues reflects 7% growth in network advertising revenues, driven by CBS’s broadcast of the semifinals and finals of the NCAA Tournament, partially offset by a decline in non-sports advertising revenues. The semifinals and finals of the NCAA Tournament are broadcast on the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner Broadcasting System, Inc. For the six months ended June 30, 2017, the 13% decrease in advertising revenues primarily reflects the impact of two noncomparable sporting events that benefited 2016: the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

broadcast of Super Bowl 50 and one additional NFL playoff game on the CBS Television Network, as well as lower political and non-sports advertising sales. These decreases were partially offset by the previously mentioned broadcast of additional NCAA Tournament games in the second quarter of 2017.

The Company recently completed the CBS Television Network’s upfront advertising sales (“Upfront”) for the 2017/2018 television broadcast season, which runs from the middle of September 2017 through the middle of September 2018. A significant portion of advertising spots for the CBS Television Network’s non-sports programming is sold during May through July in the Upfront each year. This year’s Upfront concluded with increases in pricing compared with the prior broadcast season, and a majority of the Company’s deals will be based on a live-plus-seven day viewing window, which are expected to benefit advertising revenues during the 2017/2018 broadcast season. However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. Additionally, in the second half of 2017, the advertising revenue comparison with the prior year will continue to be negatively affected by the benefit in 2016 from strong political advertising.

Content Licensing and Distribution
For the three months ended June 30, 2017, content licensing and distribution revenues benefited from a higher volume of television licensing sales and increased 12%, despite the international licensing sales of five Star Trek library series in the second quarter of 2016. For the six months ended June 30, 2017, the 14% increase in content licensing and distribution revenues was driven by growth in domestic television licensing sales and strong demand for the Company’s content internationally, partially offset by the licensing sales of Star Trek in 2016. Content licensing and distribution revenues for the three and six months ended June 30, 2017 benefited from additional titles available for sale as a result of the Company’s recent increased investment in internally-produced series.

For the remainder of 2017, the content licensing and distribution revenues comparison will be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.

Affiliate and Subscription Fees
For the three and six months ended June 30, 2017, the increase in affiliate and subscription fees of 16% in each period reflects growth in station affiliation fees and retransmission revenues, and higher revenues from new initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription offering, and third-party live television streaming offerings.

Affiliate and subscription fees for the third quarter of 2017 are expected to include revenues from the Floyd Mayweather/Conor McGregor pay-per-view boxing event.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

International Revenues
The Company generated approximately 15% and 19% of its total revenues from international regions for the three months ended June 30, 2017 and 2016, respectively, and generated approximately 14% and 15% of its total revenues from international regions for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

	Three Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2017		2016		$	%
Programming	$652	33%	$525	30%	$127	24%
Production	726	36	630	36	96	15
Participation, distribution and royalty	290	14	285	16	5	2
Other	336	17	318	18	18	6
Total Operating Expenses	$2,004	100%	$1,758	100%	$246	14%

	Six Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2017		2016		$	%
Programming	$1,509	37%	$1,633	41%	$(124)	(8)%
Production	1,383	34	1,267	31	116	9
Participation, distribution and royalty	526	13	497	12	29	6
Other	660	16	633	16	27	4
Total Operating Expenses	$4,078	100%	$4,030	100%	$48	1%

For the three months ended June 30, 2017, the 24% increase in programming expenses was driven by higher sports programming costs, mainly associated with CBS’s broadcast of the semifinals and finals of the NCAA Tournament. For the six months ended June 30, 2017, the 8% decrease in programming expenses was driven by lower sports programming costs, as 2016 included costs associated with the broadcast of Super Bowl 50, which were partially offset by costs associated with the 2017 broadcast of additional NCAA Tournament games.

For the three and six months ended June 30, 2017, the increases in production expenses of 15% and 9%, respectively, reflect higher costs associated with the increase in television licensing revenues and a higher investment in internally-produced television series. For the six months ended June 30, 2017, these increases were partially offset by lower sports production costs as the first quarter of 2016 included CBS’s broadcast of Super Bowl 50.

For the three and six months ended June 30, 2017, the increases in participation, distribution and royalty costs of 2% and 6%, respectively, primarily reflect higher residuals resulting from the increase in television licensing revenues.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$528	16%	$510	17%	4%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$1,038	16%	$1,013	15%	2%

Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For the three and six months ended June 30, 2017, the increases in SG&A expenses of 4% and 2%, respectively, primarily reflect higher advertising and marketing costs, mainly associated with the timing of series premieres and to support the Company’s growth initiatives.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Depreciation and amortization	$56	$57	(2)%	$111	$114	(3)%
For the three and six months ended June 30, 2017, the decreases in depreciation and amortization of 2% and 3%, respectively, were the result of intangibles and property and equipment that became fully amortized.

Other Operating Items, Net
For the six months ended June 30, 2016, other operating items, net included a gain from the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.

Interest Expense/Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Interest expense	$(111)	$(100)	11%	$(220)	$(200)	10%
Interest income	$15	$8	88%	$28	$15	87%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of June 30, 2017 and 2016:

	At June 30,
		Weighted Average		Weighted Average
	2017	Interest Rate	2016	Interest Rate
Total long-term debt	$8,853	4.47%	$8,167	4.61%
Commercial paper	$263	1.42%	$163	0.72%
Other Items, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Other items, net	$5	$(4)	n/m	$6	$(7)	n/m
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Provision for income taxes, including interest and before other discrete items	$(176)	$(171)	3%	$(361)	$(374)	(3)%
Excess tax benefits from stock-based compensation (a)	4	—		31	—
Other discrete items (b)	3	(2)		23	(5)
Provision for income taxes	$(169)	$(173)	(2)%	$(307)	$(379)	(19)%
Effective income tax rate	29.2%	31.2%		25.9%	31.0%
(a) Reflects excess tax benefits associated with the exercise of stock options and vesting of RSUs. During the first quarter of 2017, the Company adopted FASB guidance which requires that the difference between the tax benefit from stock-based compensation expense and the deduction on the tax return be recognized within the income tax provision on the statement of operations. Previously, such difference was recognized in stockholders’ equity on the balance sheet. This difference occurs because stock-based compensation expense is recorded based on the grant-date fair value of the award, whereas the tax deduction is based on the fair value on the date the stock option is exercised or the RSU vests. This guidance requires the income statement classification to be applied prospectively, and therefore, excess tax benefits for prior periods remain classified in stockholders’ equity.
(b) For the six months ended June 30, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters.

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(12)	$(9)	33%	$(29)	$(30)	(3)%

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Net earnings from continuing operations	$397	$373	6%	$851	$815	4%
Diluted EPS from continuing operations	$.97	$.82	18%	$2.06	$1.78	16%
For the three months ended June 30, 2017, the 6% increase in net earnings from continuing operations was primarily the result of higher operating income. For the six months ended June 30, 2017, the 4% increase in net earnings from continuing operations reflects the previously mentioned tax benefits, which were partially offset by lower operating income. In addition to the higher earnings, the increases in diluted EPS from continuing operations for the three and six months ended June 30, 2017 of 18% and 16%, respectively, reflect lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings (Loss) from Discontinued Operations
The following table sets forth details of net earnings (loss) from discontinued operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$306	$313	$556	$575
Costs and expenses:
Operating	105	103	194	188
Selling, general and administrative	129	122	251	236
Depreciation and amortization (a)	—	6	—	13
Restructuring charge	7	—	7	—
Provision for valuation allowance	365	—	1,080	—
Total costs and expenses	606	231	1,532	437
Operating income (loss)	(300)	82	(976)	138
Interest expense	(20)	—	(39)	—
Earnings (loss) from discontinued operations	(320)	82	(1,015)	138
Income tax provision	(19)	(32)	(30)	(57)
Net earnings (loss) from discontinued operations, net of tax	$(339)	$50	$(1,045)	$81
(a) CBS Radio has been classified as held for sale beginning in the fourth quarter of 2016. Under ASC 360, assets held for sale are not depreciated or amortized.

FASB Accounting Standards Codification (“ASC”) 360 requires that an asset classified as held for sale be measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The ultimate value of the transaction with Entercom will be determined based on Entercom’s stock price at the closing of the transaction. The Company recorded noncash charges of $365 million and $1.08 billion for the three and six months ended June 30, 2017, respectively, to record a valuation allowance to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. In accordance with ASC 360, the valuation allowance will continue to be adjusted based on the trading price of Entercom’s stock, which could result in future gains or losses. A 10% change to Entercom’s stock price would change the carrying value of CBS Radio by approximately $100 million.

For the three and six months ended June 30, 2017, CBS Radio recorded a restructuring charge of $7 million associated with the reorganization of certain business operations, reflecting severance costs and costs associated with exiting contractual obligations.

Net Earnings (Loss) and Diluted EPS

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Net earnings (loss)	$58	$423	(86)%	$(194)	$896	(122)%
Diluted EPS	$.14	$.93	(85)%	$(.47)	$1.95	(124)%

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
Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2017		2016		$	%
Revenues:
Entertainment	$2,184	67%	$1,947	66%	$237	12%
Cable Networks	571	18	536	18	35	7
Publishing	206	6	187	6	19	10
Local Media	412	13	396	13	16	4
Corporate/Eliminations	(116)	(4)	(90)	(3)	(26)	(29)
Total Revenues	$3,257	100%	$2,976	100%	$281	9%

	Three Months Ended June 30,
		% of Total Operating Income		% of Total Operating Income
					Increase/(Decrease)
	2017		2016		$	%
Segment Operating Income (Loss):
Entertainment	$346	52%	$351	54%	$(5)	(1)%
Cable Networks	253	38	227	35	26	11
Publishing	28	4	26	4	2	8
Local Media	127	19	130	20	(3)	(2)
Corporate	(85)	(13)	(83)	(13)	(2)	(2)
Total Operating Income	$669	100%	$651	100%	$18	3%

	Three Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Depreciation and Amortization:
Entertainment	$27	$30	$(3)	(10)%
Cable Networks	6	5	1	20
Publishing	2	2	—	—
Local Media	12	11	1	9
Corporate	9	9	—	—
Total Depreciation and Amortization	$56	$57	$(1)	(2)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2017		2016		$	%
Revenues:
Entertainment	$4,531	69%	$4,534	69%	$(3)	—%
Cable Networks	1,114	17	1,061	16	53	5
Publishing	367	6	332	5	35	11
Local Media	821	12	844	13	(23)	(3)
Corporate/Eliminations	(233)	(4)	(207)	(3)	(26)	(13)
Total Revenues	$6,600	100%	$6,564	100%	$36	1%

	Six Months Ended June 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2017		2016		$	%
Segment Operating Income (Loss):
Entertainment	$744	54%	$800	57%	$(56)	(7)%
Cable Networks	501	37	455	32	46	10
Publishing	42	3	39	3	3	8
Local Media	250	18	280	20	(30)	(11)
Corporate	(164)	(12)	(167)	(12)	3	2
Total Segment Operating Income	1,373	100%	1,407	100%	(34)	(2)
Other operating items, net	—		9		(9)	n/m
Total Operating Income	$1,373		$1,416		$(43)	(3)%
n/m - not meaningful

	Six Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Depreciation and Amortization:
Entertainment	$56	$60	$(4)	(7)%
Cable Networks	12	11	1	9
Publishing	3	3	—	—
Local Media	23	22	1	5
Corporate	17	18	(1)	(6)
Total Depreciation and Amortization	$111	$114	$(3)	(3)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Interactive and CBS Films)
Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$2,184	$1,947	$237	12%
Segment Operating Income	$346	$351	$(5)	(1)%
Segment Operating Income as a % of revenues	16%	18%
Depreciation and amortization	$27	$30	$(3)	(10)%
Capital expenditures	$24	$24	$—	—%
For the three months ended June 30, 2017, the 12% increase in revenues was driven by 38% growth in affiliate and subscription fees, led by higher station affiliation fees and growth from new initiatives, including CBS All Access and third-party live television streaming services. Content licensing and distribution revenues benefited from a higher volume of television licensing sales and grew 12%, despite the difficult comparison with the second quarter of 2016, which included international licensing sales of five Star Trek library series. Advertising revenues increased 6%, reflecting the broadcast of the semifinals and finals of the NCAA Tournament on the CBS Television Network in the second quarter of 2017, partially offset by a decline in non-sports advertising revenues.

For the three months ended June 30, 2017, operating income decreased 1%, primarily driven by the mix of revenues, reflecting higher-margin revenues in the second quarter of 2016, including the licensing of Star Trek, and lower-margin revenues from the NCAA Tournament in the second quarter of 2017.

Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$4,531	$4,534	$(3)	—%
Segment Operating Income	$744	$800	$(56)	(7)%
Segment Operating Income as a % of revenues	16%	18%
Depreciation and amortization	$56	$60	$(4)	(7)%
Capital expenditures	$38	$37	$1	3%
For the six months ended June 30, 2017, revenues were comparable with the same prior-year period, despite the benefit in 2016 from the broadcast of Super Bowl 50. Affiliate and subscription fees increased 33%, reflecting higher station affiliation fees and growth from new initiatives, including CBS All Access and third-party live television streaming services. Content licensing and distribution revenues grew 16%, led by higher domestic licensing sales and strong demand for the Company’s content internationally, due in part to increased investment in internally-produced series. These increases were partially offset by the benefit to 2016 from the sales of Star Trek library programming.

For the six months ended June 30, 2017, the 7% decrease in operating income was mainly a result of higher-margin revenues in 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$571	$536	$35	7%
Segment Operating Income	$253	$227	$26	11%
Segment Operating Income as a % of revenues	44%	42%
Depreciation and amortization	$6	$5	$1	20%
Capital expenditures	$4	$2	$2	100%
For the three months ended June 30, 2017, the 7% increase in revenues was driven by higher affiliate and subscription fees, led by subscription growth for the Showtime digital streaming subscription offering. The revenue growth also reflects higher international television licensing sales of Showtime original series. As of June 30, 2017, subscriptions totaled 73 million for Showtime Networks (including Showtime, The Movie Channel and Flix), 52 million for CBS Sports Network and 31 million for Smithsonian Networks.

For the three months ended June 30, 2017, the 11% increase in operating income primarily reflects revenue growth.

Cable Networks revenues for the third quarter of 2017 are expected to include revenues from the Floyd Mayweather/Conor McGregor pay-per-view boxing event.

Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$1,114	$1,061	$53	5%
Segment Operating Income	$501	$455	$46	10%
Segment Operating Income as a % of revenues	45%	43%
Depreciation and amortization	$12	$11	$1	9%
Capital expenditures	$7	$4	$3	75%
For the six months ended June 30, 2017, the 5% increase in revenues reflects growth in affiliate and subscription fees, led by the Showtime digital streaming subscription offering. This growth was partially offset by the timing of television licensing sales of Showtime original series.
For the six months ended June 30, 2017, the 10% increase in operating income was driven by growth in higher-margin revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)
Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$206	$187	$19	10%
Segment Operating Income	$28	$26	$2	8%
Segment Operating Income as a % of revenues	14%	14%
Depreciation and amortization	$2	$2	$—	—%
Capital expenditures	$—	$3	$(3)	n/m
n/m - not meaningful
For the three months ended June 30, 2017, the 10% increase in revenues was driven by higher print book sales and growth in digital audio sales. Best-selling titles in the second quarter of 2017 included Lord of Shadows by Cassandra Clare and I Can’t Make This Up by Kevin Hart.

For the three months ended June 30, 2017, the 8% increase in operating income mainly reflects revenue growth.

Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$367	$332	$35	11%
Segment Operating Income	$42	$39	$3	8%
Segment Operating Income as a % of revenues	11%	12%
Depreciation and amortization	$3	$3	$—	—%
Capital expenditures	$1	$6	$(5)	(83)%
For the six months ended June 30, 2017, the 11% increase in revenues was driven by higher print book sales and growth in digital audio sales.

For the six months ended June 30, 2017, the 8% increase in operating income reflects the revenue growth, which was partially offset by higher production and selling costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Media (CBS Television Stations and CBS Local Digital Media)
Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$412	$396	$16	4%
Segment Operating Income	$127	$130	$(3)	(2)%
Segment Operating Income as a % of revenues	31%	33%
Depreciation and amortization	$12	$11	$1	9%
Capital expenditures	$7	$4	$3	75%
For the three months ended June 30, 2017, the 4% increase in revenues was driven by growth in retransmission revenues. Advertising revenues benefited from CBS’s broadcast of the semifinals and finals of the NCAA Tournament in the second quarter of 2017; however, advertising revenues decreased 2% mainly due to lower political advertising sales.

For the three months ended June 30, 2017, the 2% decrease in operating income mainly reflects the mix of revenues. Retransmission revenues have associated network affiliation costs paid to the CBS Television Network, whereas political advertising sales have a high operating income margin.

During the second half of 2017, the revenue comparison will continue to be negatively impacted by the benefit in 2016 from strong political advertising associated with U.S. federal and state elections.

Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Revenues	$821	$844	$(23)	(3)%
Segment Operating Income	$250	$280	$(30)	(11)%
Segment Operating Income as a % of revenues	30%	33%
Depreciation and amortization	$23	$22	$1	5%
Capital expenditures	$12	$11	$1	9%
For the six months ended June 30, 2017, the 3% decrease in revenues was driven by lower advertising revenues, reflecting the benefit in 2016 from CBS’s broadcast of Super Bowl 50, and a decline in political advertising sales. The lower advertising revenues were partially offset by growth in retransmission revenues.
For the six months ended June 30, 2017, the 11% decrease in operating income primarily reflects the lower revenues, as well as the mix of revenues compared to the same prior-year period.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate
Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Segment Operating Loss	$(85)	$(83)	$(2)	(2)%
Depreciation and amortization	$9	$9	$—	—%
Capital expenditures	$6	$2	$4	200%

Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
			Increase/(Decrease)
	2017	2016	$	%
Segment Operating Loss	$(164)	$(167)	$3	2%
Depreciation and amortization	$17	$18	$(1)	(6)%
Capital expenditures	$10	$11	$(1)	(9)%
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations.
Financial Position

	At	At	Increase/(Decrease)
	June 30, 2017	December 31, 2016	$	%
Current Assets:
Cash and cash equivalents	$170	$598	$(428)	(72)%
Receivables, net	3,299	3,314	(15)	—
Programming and other inventory (a)	1,560	1,427	133	9
Prepaid expenses	132	185	(53)	(29)
All other current assets	525	539	(14)	(3)
Total current assets	$5,686	$6,063	$(377)	(6)%
(a) The increase mainly reflects the timing of payments for sports programming.

	At	At	Increase/(Decrease)
	June 30, 2017	December 31, 2016	$	%
Other assets (a)	$2,558	$2,707	$(149)	(6)%
(a) The decrease primarily reflects lower long-term receivables associated with revenues from television licensing agreements.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	June 30, 2017	December 31, 2016	$	%
Assets of discontinued operations (a)	$3,218	$4,291	$(1,073)	(25)%
(a) The decrease primarily reflects a noncash charge of $1.08 billion to record a valuation allowance to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. (See Note 3 to the consolidated financial statements).

	At	At	Increase/(Decrease)
	June 30, 2017	December 31, 2016	$	%
Current Liabilities:
Accounts payable	$124	$148	$(24)	(16)%
Accrued compensation (a)	223	369	(146)	(40)
Participants’ share and royalties payable	1,005	1,024	(19)	(2)
Commercial paper	263	450	(187)	(42)
All other current liabilities	1,615	1,717	(102)	(6)
Total current liabilities	$3,230	$3,708	$(478)	(13)%
(a) The decrease is due to the timing of payments.

	At	At	Increase/(Decrease)
	June 30, 2017	December 31, 2016	$	%
Pension and postretirement benefit obligations (a)	$1,638	$1,769	$(131)	(7)%
(a) The decrease primarily reflects discretionary pension contributions of $100 million made during the first quarter of 2017 to prefund the Company’s qualified plans.
Cash Flows
The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2017	2016	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$909	$1,139	$(230)
Discontinued operations	29	112	(83)
Net cash flow provided by operating activities	938	1,251	(313)
Net cash flow used for investing activities from:
Continuing operations	(139)	(140)	1
Discontinued operations	(13)	(2)	(11)
Net cash flow used for investing activities	(152)	(142)	(10)
Net cash flow used for financing activities	(1,229)	(1,256)	27
Net decrease in cash and cash equivalents	$(443)	$(147)	$(296)
Operating Activities. For the six months ended June 30, 2017, the decrease in cash provided by operating activities was driven by the benefit in 2016 from CBS’s broadcast of Super Bowl 50, and discretionary pension contributions of $100 million made during the first quarter of 2017 to prefund the Company’s qualified plans. These decreases were partially offset by higher affiliate and subscription fee revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Six Months Ended June 30,
	2017	2016
Acquisitions (a)	$(21)	$(51)
Capital expenditures	(68)	(69)
Investments in and advances to investee companies (b)	(65)	(43)
Proceeds from dispositions (c)	1	19
Other investing activities	14	4
Net cash flow used for investing activities from continuing operations	(139)	(140)
Net cash flow used for investing activities from discontinued operations	(13)	(2)
Net cash flow used for investing activities	$(152)	$(142)
(a) 2016 reflects the acquisition of a sports-focused digital media business.
(b) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(c) 2016 primarily reflects sales of internet businesses in China.

Financing Activities

	Six Months Ended June 30,
	2017	2016
Repurchase of CBS Corp. Class B Common Stock	$(845)	$(1,033)
(Repayments of) proceeds from short-term debt borrowings, net	(187)	163
Repayment of senior debentures	—	(199)
Dividends	(151)	(142)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	(57)
Proceeds from exercise of stock options	39	10
All other financing activities, net	4	2
Net cash flow used for financing activities	$(1,229)	$(1,256)

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Six Months Ended
	June 30,
	2017	2016
Net cash flow provided by operating activities	$938	$1,251
Capital expenditures	(68)	(69)
Exclude operating cash flow from discontinued operations	29	112
Free cash flow	$841	$1,070

Repurchase of Company Stock and Cash Dividends
During the second quarter of 2017, the Company repurchased 4.7 million shares of its Class B Common Stock under its share repurchase program for $300 million, at an average cost of $63.64 per share. During the six months ended June 30, 2017, the Company repurchased 12.3 million shares of its Class B Common Stock for $800 million, at an average cost of $65.08 per share, leaving $3.31 billion of authorization at June 30, 2017.

During the second quarter of 2017, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $73 million, which were paid on July 1, 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	June 30, 2017	December 31, 2016
Commercial paper	$263	$450
Senior debt (1.95% – 7.875% due 2017 – 2045) (a)	8,853	8,850
Obligations under capital leases	68	75
Total debt	9,184	9,375
Less commercial paper	263	450
Less current portion of long-term debt	23	23
Total long-term debt, net of current portion	$8,898	$8,902
(a) At June 30, 2017 and December 31, 2016, the senior debt balances included (i) a net unamortized discount of $49 million and $52 million, respectively, (ii) unamortized deferred financing costs of $41 million and $43 million, respectively, and (iii) an increase in the carrying value of the debt relating to previously settled fair value hedges of $2 million and $5 million, respectively. The face value of the Company’s senior debt was $8.94 billion at both June 30, 2017 and December 31, 2016.

In July 2017, the Company issued $400 million of 2.50% senior notes due 2023 and $500 million of 3.375% senior notes due 2028. The Company used the net proceeds from these issuances to repay its $400 million outstanding 1.95% senior notes that matured on July 1, 2017 and to redeem all of its $300 million outstanding 4.625% senior notes due May 2018. The remaining proceeds were used for general corporate purposes, including the repayment of short-term borrowings, including commercial paper.

At June 30, 2017, the Company classified $400 million of debt which matured in July 2017 and $300 million of debt due May 2018 as long-term debt on the Consolidated Balance Sheet, as a result of the above-mentioned debt refinancing.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $263 million and $450 million at June 30, 2017 and December 31, 2016, respectively, each with maturities of less than 45 days. The weighted average interest rate for these borrowings was 1.42% at June 30, 2017 and 0.98% at December 31, 2016.

Credit Facility
At June 30, 2017, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2017, the Company’s Consolidated Leverage Ratio was approximately 2.9x.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Credit Facility is used for general corporate purposes. At June 30, 2017, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at June 30, 2017; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Subsequent to the refinancing of $700 million of debt in July 2017, the Company’s long-term debt obligations due over the next five years of $2.10 billion is expected to be funded by cash generated from operating activities and the Company’s ability to refinance its debt.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2017, the Company had pending approximately 33,240 asbestos claims, as compared with approximately 33,610 as of December 31, 2016 and 34,790 as of June 30, 2016. During the second quarter of 2017, the Company received approximately 1,030 new claims and closed or moved to an inactive docket approximately 1,390 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2016, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $48 million. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company’s content; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; the ability to achieve the separation of the Company’s radio business through a merger of CBS Radio with a subsidiary of Entercom Communications Corp. on the anticipated terms, which is subject to regulatory and Entercom stockholder approvals, an exchange offer and other customary closing conditions, and fluctuations in the market values of Entercom’s Class A common stock and the Company’s Class B Common Stock; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Reports on Form 10-Q, and in the Company’s recent Current Reports on Form 8-K. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended June 30, 2017 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
April 1, 2017 - April 30, 2017	1.1	$67.74	1.1	$3,529
May 1, 2017 - May 31, 2017	1.7	$62.57	1.7	$3,426
June 1, 2017 - June 30, 2017	1.9	$62.10	1.9	$3,307
Total	4.7	$63.64	4.7	$3,307

Item 6.	Exhibits.

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession.
(a)
Amendment No. 1, dated as of July 10, 2017 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation filed July 10, 2017 (File No. 001-09553)), to Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of CBS Corporation filed February 2, 2017 (File No. 001-09553)).

(4)		Instruments defining the rights of security holders, including indentures.
(a)
Amended and Restated Senior Indenture dated as of November 3, 2008 (“2008 Indenture”) between CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of CBS Corporation filed November 3, 2008 (Registration No. 333-154962) (File No. 001-09553)).

(b)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 between CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of CBS Corporation filed April 5, 2010 (File No. 001-09553)).

The other instruments defining the rights of holders of the long-term debt securities of CBS Corporation and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. CBS Corporation hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

(10)		Material Contracts
	(a)	Employment Agreement dated May 19, 2017 between CBS Corporation and Leslie Moonves (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

CBS CORPORATION (Registrant)

Date: August 7, 2017	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: August 7, 2017	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession.
(a)
Amendment No. 1, dated as of July 10, 2017 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation filed July 10, 2017 (File No. 001-09553)), to Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of CBS Corporation filed February 2, 2017 (File No. 001-09553)).

(4)		Instruments defining the rights of security holders, including indentures.
(a)
Amended and Restated Senior Indenture dated as of November 3, 2008 (“2008 Indenture”) between CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of CBS Corporation filed November 3, 2008 (Registration No. 333-154962) (File No. 001-09553)).

(b)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 between CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of CBS Corporation filed April 5, 2010 (File No. 001-09553)).

The other instruments defining the rights of holders of the long-term debt securities of CBS Corporation and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. CBS Corporation hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

(10)		Material Contracts
	(a)	Employment Agreement dated May 19, 2017 between CBS Corporation and Leslie Moonves (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.