Form 10-Q
period 2017-09-30
CBS CORP
filed 2017-11-06
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at October 31, 2017:
Class A Common Stock, par value $.001 per share— 37,598,604
Class B Common Stock, par value $.001 per share— 362,580,107

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$3,171	$3,084	$9,771	$9,648
Costs and expenses:
Operating	1,862	1,788	5,940	5,818
Selling, general and administrative	547	521	1,585	1,534
Depreciation and amortization	55	54	166	168
Other operating items, net	—	—	—	(9)
Total costs and expenses	2,464	2,363	7,691	7,511
Operating income	707	721	2,080	2,137
Interest expense	(116)	(104)	(336)	(304)
Interest income	17	7	45	22
Loss on early extinguishment of debt (Note 6)	(5)	—	(5)	—
Other items, net	3	—	9	(7)
Earnings from continuing operations before income taxes and equity in loss of investee companies	606	624	1,793	1,848
Provision for income taxes	(172)	(145)	(479)	(524)
Equity in loss of investee companies, net of tax	(16)	(13)	(45)	(43)
Net earnings from continuing operations	418	466	1,269	1,281
Net earnings (loss) from discontinued operations, net of tax (Note 3)	174	12	(871)	93
Net earnings	$592	$478	$398	$1,374

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$1.04	$1.05	$3.13	$2.84
Net earnings (loss) from discontinued operations	$.43	$.03	$(2.15)	$.21
Net earnings	$1.48	$1.08	$.98	$3.05

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$1.03	$1.04	$3.10	$2.82
Net earnings (loss) from discontinued operations	$.43	$.03	$(2.12)	$.20
Net earnings	$1.46	$1.07	$.97	$3.02

Weighted average number of common shares outstanding:
Basic	401	442	405	451
Diluted	406	446	410	455

Dividends per common share	$.18	$.18	$.54	$.48
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$592	$478	$398	$1,374
Other comprehensive income, net of tax:
Cumulative translation adjustments	2	1	4	2
Amortization of net actuarial loss and prior service cost	13	10	37	29
Total other comprehensive income, net of tax	15	11	41	31
Total comprehensive income	$607	$489	$439	$1,405
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$144	$598
Receivables, less allowances of $48 (2017) and $60 (2016)	3,598	3,314
Programming and other inventory (Note 4)	1,830	1,427
Prepaid income taxes	—	30
Prepaid expenses	182	185
Other current assets	185	204
Current assets of discontinued operations (Note 3)	355	305
Total current assets	6,294	6,063
Property and equipment	3,001	2,935
Less accumulated depreciation and amortization	1,793	1,694
Net property and equipment	1,208	1,241
Programming and other inventory (Note 4)	2,814	2,439
Goodwill	4,891	4,864
Intangible assets	2,617	2,633
Other assets	2,745	2,707
Assets of discontinued operations (Note 3)	3,325	4,291
Total Assets	$23,894	$24,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$233	$148
Accrued compensation	257	369
Participants’ share and royalties payable	997	1,024
Program rights	509	290
Income taxes payable	55	—
Commercial paper (Note 6)	590	450
Current portion of long-term debt (Note 6)	19	23
Accrued expenses and other current liabilities	1,238	1,249
Current liabilities of discontinued operations (Note 3)	154	155
Total current liabilities	4,052	3,708
Long-term debt (Note 6)	9,080	8,902
Pension and postretirement benefit obligations	1,619	1,769
Deferred income tax liabilities, net	645	590
Other liabilities	3,038	3,129
Liabilities of discontinued operations (Note 3)	2,466	2,451

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2017 and 2016) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 833 (2017) and 829 (2016) shares issued	1	1
Additional paid-in capital	43,830	43,913
Accumulated deficit	(18,859)	(19,257)
Accumulated other comprehensive loss (Note 8)	(726)	(767)
	24,246	23,890
Less treasury stock, at cost; 471 (2017) and 455 (2016) Class B shares	21,252	20,201
Total Stockholders’ Equity	2,994	3,689
Total Liabilities and Stockholders’ Equity	$23,894	$24,238
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net earnings	$398	$1,374
Less: Net earnings (loss) from discontinued operations, net of tax	(871)	93
Net earnings from continuing operations	1,269	1,281
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	166	168
Stock-based compensation	129	123
Equity in loss of investee companies, net of tax and distributions	45	48
Change in assets and liabilities, net of investing and financing activities	(674)	(503)
Net cash flow provided by operating activities from continuing operations	935	1,117
Net cash flow provided by operating activities from discontinued operations	52	189
Net cash flow provided by operating activities	987	1,306
Investing Activities:
Acquisitions (including acquired television library)	(258)	(51)
Capital expenditures	(112)	(111)
Investments in and advances to investee companies	(67)	(44)
Proceeds from sale of investments	10	—
Proceeds from dispositions	11	20
Other investing activities	17	7
Net cash flow used for investing activities from continuing operations	(399)	(179)
Net cash flow used for investing activities from discontinued operations	(18)	(2)
Net cash flow used for investing activities	(417)	(181)
Financing Activities:
Proceeds from short-term debt borrowings, net	140	33
Proceeds from issuance of senior notes	889	685
Repayment of senior notes and debentures	(701)	(199)
Proceeds from debt borrowings of CBS Radio	40	—
Repayment of debt borrowings of CBS Radio	(23)	—
Payment of capital lease obligations	(13)	(13)
Payment of contingent consideration	(7)	—
Dividends	(224)	(209)
Purchase of Company common stock	(1,111)	(1,534)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	(57)
Proceeds from exercise of stock options	81	13
Excess tax benefit from stock-based compensation (Note 1)	—	13
Other financing activities	—	(1)
Net cash flow used for financing activities	(1,018)	(1,269)
Net decrease in cash and cash equivalents	(448)	(144)
Cash and cash equivalents at beginning of period (includes $24 (2017) and $6 (2016) of discontinued operations cash)	622	323
Cash and cash equivalents at end of period (includes $30 (2017) and $1 (2016) of discontinued operations cash)	$174	$179
Supplemental disclosure of cash flow information
Cash paid for interest:
Continuing operations	$393	$358
Discontinued operations	$52	$—

Cash paid for income taxes:
Continuing operations	$321	$310
Discontinued operations	$58	$60
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

Pending Acquisition-On August 27, 2017, the Company signed a binding agreement to acquire Ten Networks Holdings Limited (“Network Ten”), one of three major commercial broadcast networks in Australia, after Network Ten entered into voluntary administration. During the third quarter of 2017, the Company paid $138 million of the purchase price, primarily for the assumption of the secured debt of Network Ten’s lenders, and funding for working capital. The transaction, which is expected to close in the fourth quarter of 2017, will be completed in accordance with Australian applicable laws and procedures and is subject to certain regulatory approvals.

Discontinued Operations-On February 2, 2017, the Company entered into an agreement with Entercom Communications Corp. (“Entercom”) to combine the Company’s radio business, CBS Radio Inc. (“CBS Radio”), with Entercom in a merger to be effected through a Reverse Morris Trust transaction, which is expected to be tax-free to CBS Corp. and its stockholders. In connection with this transaction, on October 19, 2017, the Company commenced an exchange offer through which it will split-off CBS Radio (See Note 3). CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

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

Other Operating Items, Net-Other operating items, net for the nine months ended September 30, 2016 included a gain from the sale of a business and a multiyear, retroactive impact of a new operating tax.

Net Earnings (Loss) per Common Share-Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 4 million stock options for each of the three and nine months ended September 30, 2017 and 5 million stock options for each of the three and nine months ended September 30, 2016.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Weighted average shares for basic EPS	401	442	405	451
Dilutive effect of shares issuable under stock-based compensation plans	5	4	5	4
Weighted average shares for diluted EPS	406	446	410	455
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the nine months ended September 30, 2017 and 2016, the Company recorded dividends of $221 million and $218 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Adoption of New Accounting Standards
Improvements to Employee Share-Based Payment Accounting
During the first quarter of 2017, the Company adopted amended Financial Accounting Standards Board (“FASB”) guidance which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits are classified with other income tax cash flows in operating activities. As a result of the adoption of this guidance, the Company’s excess tax benefits associated with the exercise of stock options and vesting of RSUs for the three and nine months ended September 30, 2017 were recorded in the provision for income taxes on the Consolidated Statements of Operations. The guidance requires the income statement classification to be applied prospectively, and therefore, excess tax benefits for prior periods remain classified in stockholders’ equity on the balance sheet. The Company elected to apply the cash flow classification provision of this guidance prospectively and therefore, excess tax benefits for prior periods remain classified as financing activities on the statements of cash flows. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur. The Company, however, has elected to continue its existing practice of estimating forfeitures.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Recent Pronouncements
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued amended guidance for hedge accounting, which expands the eligibility of hedging strategies that qualify for hedge accounting, modifies the recognition and presentation of hedges in the financial statements, and changes how companies assess hedge effectiveness. In addition, this guidance amends and expands disclosure requirements. This guidance, which is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, is not expected to have a material impact on the Company’s consolidated financial statements.
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

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. This guidance is effective for the Company beginning in the first quarter of 2018. The Company anticipates that it will apply the modified retrospective method of adoption with the cumulative effect of the initial adoption reflected as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. The Company has identified the predominant changes to its accounting policies and is in the process of quantifying the impact on its consolidated financial statements and evaluating the additional disclosures that may be required. The adoption of this guidance is not expected to have a significant impact on the Company’s total revenues. The Company has identified changes to its revenue recognition policies primarily relating to two areas of content licensing and distribution revenues. First, revenues from certain distribution arrangements of third-party content will be recognized based on the gross amount of consideration received by the Company for such sale, with an associated expense recognized for the fees paid to the third-party producer. Under current accounting guidance, such revenues are recognized at the net amount retained by the Company after the payment of fees to the third-party producer. This change will not have an impact on the Company’s operating income. Second, revenues associated with the extension of an existing licensing arrangement, which are currently recognized upon the execution of such extension, will be recognized at a later date once the extension period begins. This change is not expected to have a material impact on the Company’s results on an annual basis, since revenues from extensions executed each year approximate revenues from extensions for which the license period has begun.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
RSUs and PSUs	$38	$35	$109	$102
Stock options	6	7	20	21
Stock-based compensation expense, before income taxes	44	42	129	123
Related tax benefit	(17)	(17)	(50)	(48)
Stock-based compensation expense, net of tax benefit	$27	$25	$79	$75
During the nine months ended September 30, 2017, the Company granted 2 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $66.75. RSUs granted during the first nine months of 2017 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the nine months ended September 30, 2017, the Company also granted awards of market-based PSUs. The number of shares that will be issued upon vesting of the PSUs is based on the Company’s stock price performance over a designated measurement period, as well as the achievement of established operating goals. The fair value of the PSUs is determined on the grant date using a Monte Carlo simulation model and is expensed over the required employee service period. The fair value of the PSU awards granted during the nine months ended September 30, 2017 was $23 million.

During the nine months ended September 30, 2017, the Company also granted 1 million stock options with a weighted average exercise price of $66.31. Stock options granted during the first nine months of 2017 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs and PSUs at September 30, 2017 was $235 million, which is expected to be recognized over a weighted average period of 2.3 years. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2017 was $45 million, which is expected to be recognized over a weighted average period of 2.5 years.
3) DISCONTINUED OPERATIONS
On February 2, 2017, the Company entered into an agreement with Entercom to combine the Company’s radio business, CBS Radio, with Entercom in a merger to be effected through a Reverse Morris Trust transaction, which is expected to be tax-free to CBS Corp. and its stockholders. In connection with this transaction, on October 19, 2017, the Company commenced an exchange offer through which it will split-off CBS Radio. In the exchange offer, the Company’s stockholders have the opportunity to exchange their shares of the Company’s Class B Common Stock for shares of CBS Radio common stock, which will be immediately converted into shares of Entercom Class A common stock upon completion of the merger. The exchange ratio is calculated based on the trading prices of CBS Class B Common Stock and Entercom Class A common stock with a 7% discount per-share value, subject to an upper limit of 5.7466 shares of CBS Radio common stock for each share of CBS Class B

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Common Stock. Based on the exchange ratio at the commencement of the exchange offer, and assuming the exchange offer is fully subscribed, the Company would receive approximately 19 million shares in the exchange offer, thereby reducing the Company’s shares outstanding. However, the exchange ratio will change based on fluctuations in the trading prices of CBS Class B Common Stock and Entercom Class A common stock. A 10% change to the exchange ratio would change the number of shares the Company receives in the exchange offer by approximately 2 million shares. The exchange offer is scheduled to expire on November 16, 2017, unless the exchange offer is extended or terminated. The transaction is subject to certain customary terms and conditions. CBS Radio has been classified as held for sale and presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

FASB Accounting Standards Codification (“ASC”) 360 requires that an asset classified as held for sale be measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The ultimate value of the transaction with Entercom will be determined based on Entercom’s stock price at the closing of the transaction. The Company recorded a noncash gain of $100 million for the three months ended September 30, 2017 and a noncash charge of $980 million for the nine months ended September 30, 2017 associated with a valuation allowance to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. The Company will record an additional gain or loss upon the closing of the transaction, which is expected to occur in the fourth quarter of 2017. A 10% change to Entercom’s stock price would change the carrying value of CBS Radio by approximately $110 million.

For the nine months ended September 30, 2017, CBS Radio recorded a restructuring charge of $7 million associated with the reorganization of certain business operations, reflecting severance costs and costs associated with exiting contractual obligations.

The following tables set forth details of net earnings (loss) from discontinued operations for the three and nine months ended September 30, 2017 and 2016. Net earnings (loss) from discontinued operations included the operating results of CBS Radio for all periods presented. Net earnings (loss) from discontinued operations also included a tax benefit of $45 million for the three and nine months ended September 30, 2017 and a charge of $36 million for the three and nine months ended September 30, 2016, in each case from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.

Three Months Ended September 30, 2017	CBS Radio	Other	Total
Revenues	$300	$—	$300
Costs and expenses: (a)
Operating	113	—	113
Selling, general and administrative	121	(1)	120
Benefit from valuation allowance	(100)	—	(100)
Total costs and expenses	134	(1)	133
Operating income	166	1	167
Interest expense	(21)	—	(21)
Earnings from discontinued operations	145	1	146
Income tax (provision) benefit	(17)	45	28
Net earnings from discontinued operations, net of tax	$128	$46	$174
(a) CBS Radio has been classified as held for sale beginning in the fourth quarter of 2016. Under ASC 360, assets held for sale are not depreciated or amortized.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Three Months Ended September 30, 2016	CBS Radio	Other	Total
Revenues	$317	$—	$317
Costs and expenses:
Operating	110	—	110
Selling, general and administrative	123	—	123
Depreciation and amortization	7	—	7
Total costs and expenses	240	—	240
Operating income	77	—	77
Other income	2	—	2
Earnings from discontinued operations	79	—	79
Income tax provision	(31)	(36)	(67)
Net earnings (loss) from discontinued operations, net of tax	$48	$(36)	$12

Nine Months Ended September 30, 2017	CBS Radio	Other	Total
Revenues	$856	$—	$856
Costs and expenses: (a)
Operating	307	—	307
Selling, general and administrative	372	(1)	371
Restructuring charge	7	—	7
Provision for valuation allowance	980	—	980
Total costs and expenses	1,666	(1)	1,665
Operating income (loss)	(810)	1	(809)
Interest expense	(60)	—	(60)
Earnings (loss) from discontinued operations	(870)	1	(869)
Income tax (provision) benefit	(47)	45	(2)
Net earnings (loss) from discontinued operations, net of tax	$(917)	$46	$(871)
(a) CBS Radio has been classified as held for sale beginning in the fourth quarter of 2016. Under ASC 360, assets held for sale are not depreciated or amortized.

Nine Months Ended September 30, 2016	CBS Radio	Other	Total
Revenues	$892	$—	$892
Costs and expenses:
Operating	298	—	298
Selling, general and administrative	359	—	359
Depreciation and amortization	20	—	20
Total costs and expenses	677	—	677
Operating income	215	—	215
Other income	2	—	2
Earnings from discontinued operations	217	—	217
Income tax provision	(88)	(36)	(124)
Net earnings (loss) from discontinued operations, net of tax	$129	$(36)	$93

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the major classes of assets and liabilities of the Company’s discontinued operations.

	At	At
	September 30, 2017	December 31, 2016
Receivables, net	$254	$244
Other current assets	101	61
Goodwill	1,285	1,285
Intangible assets	2,832	2,832
Net property and equipment	157	145
Other assets	31	29
Valuation allowance for carrying value	(980)	—
Total Assets	$3,680	$4,596
Current portion of long-term debt	$10	$10
Other current liabilities	144	145
Long-term debt	1,355	1,335
Deferred income tax liabilities	1,013	998
Other liabilities	98	118
Total Liabilities	$2,620	$2,606
The following table presents CBS Radio’s long-term debt.

	At	At
	September 30, 2017	December 31, 2016
Term Loan due October 2023, net of discount	$947	$955
7.250% Senior Notes due November 2024	400	400
Revolving Credit Facility	36	10
Deferred financing costs	(18)	(20)
Total long-term debt, including current portion	$1,365	$1,345
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

In connection with financing for the transaction with Entercom, on March 3, 2017, CBS Radio entered into Amendment No. 1 to its credit agreement, dated as of October 17, 2016, to, among other things, create a tranche of Term B-1 Loans in an aggregate principal amount not to exceed $500 million. The Term B-1 Loans are expected to be funded substantially concurrently with the closing date of the transaction, subject to customary conditions.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At	At
	September 30, 2017	December 31, 2016
Acquired program rights	$2,087	$1,773
Acquired television library	99	—
Internally produced programming:
Released	1,799	1,746
In process and other	601	298
Publishing, primarily finished goods	58	49
Total programming and other inventory	4,644	3,866
Less current portion	1,830	1,427
Total noncurrent programming and other inventory	$2,814	$2,439

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. At September 30, 2017, NAI directly or indirectly owned approximately 79.5% of CBS Corp.’s voting Class A Common Stock, and owned approximately 9.8% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $38 million and $16 million for the three months ended September 30, 2017 and 2016, respectively, and $111 million and $83 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company places advertisements with and leases production facilities from various subsidiaries of Viacom Inc. The total amounts for these transactions were $4 million and $6 million for the three months ended September 30, 2017 and 2016, respectively, and $13 million and $17 million for the nine months ended September 30, 2017 and 2016, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at September 30, 2017 and December 31, 2016.

	At	At
	September 30, 2017	December 31, 2016
Receivables	$112	$113
Other assets (Receivables, noncurrent)	20	35
Total amounts due from Viacom Inc.	$132	$148
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $5 million and $13 million for the three months ended September 30, 2017 and 2016, respectively, and $54 million and $69 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, total amounts due from these joint ventures were $29 million and $47 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.
6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	September 30, 2017	December 31, 2016
Commercial paper	$590	$450
Senior debt (1.95% - 7.875% due 2017 - 2045) (a)	9,039	8,850
Obligations under capital leases	60	75
Total debt	9,689	9,375
Less commercial paper	590	450
Less current portion of long-term debt	19	23
Total long-term debt, net of current portion	$9,080	$8,902
(a) At September 30, 2017 and December 31, 2016, the senior debt balances included (i) a net unamortized discount of $55 million and $52 million, respectively, (ii) unamortized deferred financing costs of $45 million and $43 million, respectively, and (iii) a $2 million decrease and a $5 million increase, respectively, in the carrying value of the debt relating to previously settled fair value hedges. The face value of the Company’s senior debt was $9.14 billion and $8.94 billion at September 30, 2017 and December 31, 2016, respectively.

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

The early redemption of the $300 million 4.625% senior notes due May 2018 resulted in a pre-tax loss on early extinguishment of debt of $5 million ($3 million, net of tax) for the three and nine months ended September 30, 2017.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $590 million and $450 million at September 30, 2017 and December 31, 2016, respectively, each with maturities of less than 60 days. The weighted average interest rate for these borrowings was 1.44% at September 30, 2017 and 0.98% at December 31, 2016.

Credit Facility
At September 30, 2017, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2017, the Company’s Consolidated Leverage Ratio was approximately 3.0x.

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

The Credit Facility is used for general corporate purposes. At September 30, 2017, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$7	$7	$—	$—
Interest cost	48	54	4	5
Expected return on plan assets	(50)	(56)	—	—
Amortization of actuarial loss (gain) (a)	26	21	(5)	(5)
Net periodic cost	$31	$26	$(1)	$—

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$22	$22	$—	$—
Interest cost	143	161	13	15
Expected return on plan assets	(151)	(170)	—	—
Amortization of actuarial loss (gain) (a)	77	64	(16)	(16)
Net periodic cost	$91	$77	$(3)	$(1)
(a) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

On November 1, 2017, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay and administer pension payments to certain of the Company’s pension plan participants, or their designated beneficiaries, who have been receiving pension payments. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $800 million, representing approximately 20% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets. In connection with this transaction, the Company will record a one-time settlement charge in the fourth quarter of 2017 currently estimated at $365 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to changes in the Company’s actuarial assumptions. Additionally, during the fourth quarter of 2017, the Company expects to make a discretionary contribution of $500 million to prefund its qualified plans, which is expected to be partially funded by long-term borrowings.
8) STOCKHOLDERS’ EQUITY
During the third quarter of 2017, the Company repurchased 3.9 million shares of its Class B Common Stock under its share repurchase program for $250 million, at an average cost of $63.52 per share. During the nine months ended September 30, 2017, the Company repurchased 16.2 million shares of its Class B Common Stock for $1.05 billion, at an average cost of $64.70 per share, leaving $3.06 billion of authorization at September 30, 2017.

During the third quarter of 2017, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $73 million, which were paid on October 1, 2017.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2016	$151	$(918)		$(767)
Other comprehensive income before reclassifications	4	—		4
Reclassifications to net earnings	—	37	(a)	37
Net other comprehensive income	4	37		41
At September 30, 2017	$155	$(881)		$(726)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2015	$152	$(922)		$(770)
Other comprehensive income before reclassifications	2	—		2
Reclassifications to net earnings	—	29	(a)	29
Net other comprehensive income	2	29		31
At September 30, 2016	$154	$(893)		$(739)

(a)	Reflects amortization of net actuarial losses. See Note 7.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $24 million and $19 million for the nine months ended September 30, 2017 and 2016, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for income taxes, including interest and before other discrete items	$(187)	$(207)	$(548)	$(581)
Excess tax benefits from stock-based compensation (a)	10	—	41	—
Other discrete items (b)	5	62	28	57
Provision for income taxes	$(172)	$(145)	$(479)	$(524)
Effective income tax rate	28.4%	23.2%	26.7%	28.4%
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
(b) For the nine months ended September 30, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters. For the three and nine months ended September 30, 2016, primarily reflects a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.

10) COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2017, the outstanding letters of credit and surety bonds approximated $99 million and were not recorded on the Consolidated Balance Sheet.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2017, the Company had pending approximately 32,760 asbestos claims, as compared with approximately 33,610 as of December 31, 2016 and 34,400 as of September 30, 2016. During the third quarter of 2017, the Company received approximately 720 new claims and closed or moved to an inactive docket approximately 1,200 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2016, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $48 million. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

11) RESTRUCTURING CHARGES
During the year ended December 31, 2016, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2015, the Company recorded restructuring charges of $45 million, reflecting $24 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs. As of September 30, 2017, the cumulative settlements for the 2016 and 2015 restructuring charges were $57 million, of which $37 million was for severance costs and $20 million was for costs associated with contractual obligations.

	Balance at	2017	Balance at
	December 31, 2016	Settlements	September 30, 2017
Entertainment	$20	$(12)	$8
Cable Networks	4	(2)	2
Publishing	1	(1)	—
Local Media	12	(5)	7
Corporate	2	(1)	1
Total	$39	$(21)	$18

	Balance at	2016	2016	Balance at
	December 31, 2015	Charges	Settlements	December 31, 2016
Entertainment	$16	$16	$(12)	$20
Cable Networks	—	4	—	4
Publishing	—	1	—	1
Local Media	11	6	(5)	12
Corporate	—	3	(1)	2
Total	$27	$30	$(18)	$39
12) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At September 30, 2017 and December 31, 2016, the carrying value of the Company’s senior debt was $9.04 billion and $8.85 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.85 billion and $9.51 billion, respectively.

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

At September 30, 2017 and December 31, 2016, the notional amount of all foreign exchange contracts was $379 million and $433 million, respectively.
Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016	Financial Statement Account
Non-designated foreign exchange contracts	$(9)	$4	$(29)	$13	Other items, net
The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$6	$—	$6
Total Assets	$—	$6	$—	$6
Liabilities:
Deferred compensation	$—	$347	$—	$347
Foreign currency hedges	—	11	—	11
Total Liabilities	$—	$358	$—	$358

At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$34	$—	$34
Total Assets	$—	$34	$—	$34
Liabilities:
Deferred compensation	$—	$324	$—	$324
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$325	$—	$325
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Entertainment	$1,815	$1,949	$6,346	$6,483
Cable Networks	840	598	1,954	1,659
Publishing	228	226	595	558
Local Media	397	409	1,218	1,253
Corporate/Eliminations	(109)	(98)	(342)	(305)
Total Revenues	$3,171	$3,084	$9,771	$9,648
Revenues generated between segments primarily reflect advertising sales, television license fees and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Intercompany Revenues:
Entertainment	$111	$102	$348	$316
Local Media	4	2	10	6
Total Intercompany Revenues	$115	$104	$358	$322

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Segment Operating Income (Loss):
Entertainment	$345	$348	$1,089	$1,148
Cable Networks	294	285	795	740
Publishing	46	44	88	83
Local Media	105	122	355	402
Corporate	(83)	(78)	(247)	(245)
Total Segment Operating Income	707	721	2,080	2,128
Other operating items, net (a)	—	—	—	9
Operating income	707	721	2,080	2,137
Interest expense	(116)	(104)	(336)	(304)
Interest income	17	7	45	22
Loss on early extinguishment of debt	(5)	—	(5)	—
Other items, net	3	—	9	(7)
Earnings from continuing operations before income taxes and equity in loss of investee companies	606	624	1,793	1,848
Provision for income taxes	(172)	(145)	(479)	(524)
Equity in loss of investee companies, net of tax	(16)	(13)	(45)	(43)
Net earnings from continuing operations	418	466	1,269	1,281
Net earnings (loss) from discontinued operations, net of tax	174	12	(871)	93
Net earnings	$592	$478	$398	$1,374
(a) Other operating items, net includes a gain from the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation and Amortization:
Entertainment	$29	$28	$85	$88
Cable Networks	5	6	17	17
Publishing	2	1	5	4
Local Media	11	11	34	33
Corporate	8	8	25	26
Total Depreciation and Amortization	$55	$54	$166	$168

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based Compensation:
Entertainment	$16	$16	$48	$47
Cable Networks	3	3	9	9
Publishing	1	1	3	3
Local Media	3	3	9	9
Corporate	21	19	60	55
Total Stock-based Compensation	$44	$42	$129	$123

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Capital Expenditures:
Entertainment	$25	$23	$63	$60
Cable Networks	5	4	12	8
Publishing	1	1	2	7
Local Media	8	9	20	20
Corporate	5	5	15	16
Total Capital Expenditures	$44	$42	$112	$111

	At	At
	September 30, 2017	December 31, 2016
Assets:
Entertainment	$12,149	$11,262
Cable Networks	3,015	2,618
Publishing	895	880
Local Media	4,006	4,065
Corporate/Eliminations	149	817
Discontinued operations	3,680	4,596
Total Assets	$23,894	$24,238

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

	Statement of Operations
	For the Three Months Ended September 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$40	$3	$3,128	$—	$3,171
Costs and expenses:
Operating	23	1	1,838	—	1,862
Selling, general and administrative	22	62	463	—	547
Depreciation and amortization	1	6	48	—	55
Total costs and expenses	46	69	2,349	—	2,464
Operating income (loss)	(6)	(66)	779	—	707
Interest (expense) income, net	(129)	(123)	153	—	(99)
Loss on early extinguishment of debt	(5)	—	—	—	(5)
Other items, net	—	(8)	11	—	3
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(140)	(197)	943	—	606
Benefit (provision) for income taxes	43	62	(277)	—	(172)
Equity in earnings (loss) of investee companies, net of tax	689	369	(16)	(1,058)	(16)
Net earnings from continuing operations	592	234	650	(1,058)	418
Net earnings from discontinued operations, net of tax	—	—	174	—	174
Net earnings	$592	$234	$824	$(1,058)	$592
Total comprehensive income	$607	$229	$830	$(1,059)	$607

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$124	$8	$9,639	$—	$9,771
Costs and expenses:
Operating	69	4	5,867	—	5,940
Selling, general and administrative	65	194	1,326	—	1,585
Depreciation and amortization	3	18	145	—	166
Total costs and expenses	137	216	7,338	—	7,691
Operating income (loss)	(13)	(208)	2,301	—	2,080
Interest (expense) income, net	(378)	(360)	447	—	(291)
Loss on early extinguishment of debt	(5)	—	—	—	(5)
Other items, net	1	(33)	41	—	9
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(395)	(601)	2,789	—	1,793
Benefit (provision) for income taxes	120	184	(783)	—	(479)
Equity in earnings (loss) of investee companies, net of tax	673	1,062	(45)	(1,735)	(45)
Net earnings from continuing operations	398	645	1,961	(1,735)	1,269
Net loss from discontinued operations, net of tax	—	—	(871)	—	(871)
Net earnings	$398	$645	$1,090	$(1,735)	$398
Total comprehensive income	$439	$633	$1,111	$(1,744)	$439

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended September 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$42	$3	$3,039	$—	$3,084
Costs and expenses:
Operating	16	1	1,771	—	1,788
Selling, general and administrative	20	62	439	—	521
Depreciation and amortization	2	6	46	—	54
Total costs and expenses	38	69	2,256	—	2,363
Operating income (loss)	4	(66)	783	—	721
Interest (expense) income, net	(129)	(109)	141	—	(97)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(125)	(175)	924	—	624
Benefit (provision) for income taxes	43	60	(248)	—	(145)
Equity in earnings (loss) of investee companies, net of tax	560	327	(13)	(887)	(13)
Net earnings from continuing operations	478	212	663	(887)	466
Net earnings (loss) from discontinued operations, net of tax	—	(1)	13	—	12
Net earnings	$478	$211	$676	$(887)	$478
Total comprehensive income	$489	$215	$675	$(890)	$489

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$125	$9	$9,514	$—	$9,648
Costs and expenses:
Operating	48	4	5,766	—	5,818
Selling, general and administrative	62	194	1,278	—	1,534
Depreciation and amortization	4	17	147	—	168
Other operating items, net	—	—	(9)	—	(9)
Total costs and expenses	114	215	7,182	—	7,511
Operating income (loss)	11	(206)	2,332	—	2,137
Interest (expense) income, net	(377)	(319)	414	—	(282)
Other items, net	(2)	3	(8)	—	(7)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(368)	(522)	2,738	—	1,848
Benefit (provision) for income taxes	120	170	(814)	—	(524)
Equity in earnings (loss) of investee companies, net of tax	1,622	876	(43)	(2,498)	(43)
Net earnings from continuing operations	1,374	524	1,881	(2,498)	1,281
Net earnings (loss) from discontinued operations, net of tax	—	(1)	94	—	93
Net earnings	$1,374	$523	$1,975	$(2,498)	$1,374
Total comprehensive income	$1,405	$540	$1,965	$(2,505)	$1,405

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At September 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$18	$—	$126	$—	$144
Receivables, net	24	1	3,573	—	3,598
Programming and other inventory	3	3	1,824	—	1,830
Prepaid expenses and other current assets	8	25	370	(36)	367
Current assets of discontinued operations	—	—	355	—	355
Total current assets	53	29	6,248	(36)	6,294
Property and equipment	48	207	2,746	—	3,001
Less accumulated depreciation and amortization	27	158	1,608	—	1,793
Net property and equipment	21	49	1,138	—	1,208
Programming and other inventory	3	5	2,806	—	2,814
Goodwill	98	62	4,731	—	4,891
Intangible assets	—	—	2,617	—	2,617
Investments in consolidated subsidiaries	45,155	14,915	—	(60,070)	—
Other assets	154	8	2,583	—	2,745
Intercompany	—	1,331	28,353	(29,684)	—
Assets of discontinued operations	—	—	3,325	—	3,325
Total Assets	$45,484	$16,399	$51,801	$(89,790)	$23,894
Liabilities and Stockholders’ Equity
Accounts payable	$1	$3	$229	$—	$233
Participants’ share and royalties payable	—	—	997	—	997
Program rights	4	3	502	—	509
Commercial paper	590	—	—	—	590
Current portion of long-term debt	2	—	17	—	19
Accrued expenses and other current liabilities	374	219	993	(36)	1,550
Current liabilities of discontinued operations	—	—	154	—	154
Total current liabilities	971	225	2,892	(36)	4,052
Long-term debt	8,991	—	89	—	9,080
Other liabilities	2,844	237	2,221	—	5,302
Liabilities of discontinued operations	—	—	2,466	—	2,466
Intercompany	29,684	—	—	(29,684)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,830	—	60,894	(60,894)	43,830
Retained earnings (accumulated deficit)	(18,859)	16,128	(12,748)	(3,380)	(18,859)
Accumulated other comprehensive income (loss)	(726)	17	71	(88)	(726)
	24,246	16,268	48,933	(65,201)	24,246
Less treasury stock, at cost	21,252	331	4,800	(5,131)	21,252
Total Stockholders’ Equity	2,994	15,937	44,133	(60,070)	2,994
Total Liabilities and Stockholders’ Equity	$45,484	$16,399	$51,801	$(89,790)	$23,894

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(851)	$(180)	$2,018	$—	$987
Investing Activities:
Acquisitions (including acquired television library)	—	—	(258)	—	(258)
Capital expenditures	—	(15)	(97)	—	(112)
Investments in and advances to investee companies	—	—	(67)	—	(67)
Proceeds from sale of investments	—	—	10	—	10
Proceeds from dispositions	—	—	11	—	11
Other investing activities	17	—	—	—	17
Net cash flow provided by (used for) investing activities from continuing operations	17	(15)	(401)	—	(399)
Net cash flow provided by (used for) investing activities from discontinued operations	1	(4)	(15)	—	(18)
Net cash flow provided by (used for) investing activities	18	(19)	(416)	—	(417)
Financing Activities:
Proceeds from short-term debt borrowings, net	140	—	—	—	140
Proceeds from issuance of senior notes	889	—	—	—	889
Repayment of senior notes	(701)	—	—	—	(701)
Proceeds from debt borrowings of CBS Radio	—	—	40	—	40
Repayment of debt borrowings of CBS Radio	—	—	(23)	—	(23)
Payment of capital lease obligations	—	—	(13)	—	(13)
Payment of contingent consideration	—	—	(7)	—	(7)
Dividends	(224)	—	—	—	(224)
Purchase of Company common stock	(1,111)	—	—	—	(1,111)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	—	—	—	(89)
Proceeds from exercise of stock options	81	—	—	—	81
Increase (decrease) in intercompany payables	1,545	199	(1,744)	—	—
Net cash flow provided by (used for) financing activities	530	199	(1,747)	—	(1,018)
Net decrease in cash and cash equivalents	(303)	—	(145)	—	(448)
Cash and cash equivalents at beginning of period (includes $24 million of discontinued operations cash)	321	—	301	—	622
Cash and cash equivalents at end of period (includes $30 million of discontinued operations cash)	$18	$—	$156	$—	$174

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(696)	$(146)	$2,148	$—	$1,306
Investing Activities:
Acquisitions	—	—	(51)	—	(51)
Capital expenditures	—	(16)	(95)	—	(111)
Investments in and advances to investee companies	—	—	(44)	—	(44)
Proceeds from dispositions	(4)	—	24	—	20
Other investing activities	7	—	—	—	7
Net cash flow provided by (used for) investing activities from continuing operations	3	(16)	(166)	—	(179)
Net cash flow used for investing activities from discontinued operations	—	—	(2)	—	(2)
Net cash flow provided by (used for) investing activities	3	(16)	(168)	—	(181)
Financing Activities:
Proceeds from short-term borrowings, net	33	—	—	—	33
Proceeds from issuance of senior notes	685	—	—	—	685
Repayment of senior debentures	(199)	—	—	—	(199)
Payment of capital lease obligations	—	—	(13)	—	(13)
Dividends	(209)	—	—	—	(209)
Purchase of Company common stock	(1,534)	—	—	—	(1,534)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(57)	—	—	—	(57)
Proceeds from exercise of stock options	13	—	—	—	13
Excess tax benefit from stock-based compensation	13	—	—	—	13
Other financing activities	(1)	—	—	—	(1)
Increase (decrease) in intercompany payables	1,736	162	(1,898)	—	—
Net cash flow provided by (used for) financing activities	480	162	(1,911)	—	(1,269)
Net (decrease) increase in cash and cash equivalents	(213)	—	69	—	(144)
Cash and cash equivalents at beginning of period (includes $6 million of discontinued operations cash)	267	1	55	—	323
Cash and cash equivalents at end of period (includes $1 million of discontinued operations cash)	$54	$1	$124	$—	$179

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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

Operational highlights - Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

Consolidated results of operations			Increase/(Decrease)
Three Months Ended September 30,	2017	2016	$	%
GAAP:
Revenues	$3,171	$3,084	$87	3%
Operating income	$707	$721	$(14)	(2)%
Net earnings from continuing operations	$418	$466	$(48)	(10)%
Net earnings	$592	$478	$114	24%
Diluted EPS from continuing operations	$1.03	$1.04	$(.01)	(1)%
Diluted EPS	$1.46	$1.07	$.39	36%

Non-GAAP: (a)
Adjusted net earnings from continuing operations	$421	$419	$2	—%
Adjusted net earnings	$450	$467	$(17)	(4)%
Adjusted diluted EPS from continuing operations	$1.04	$.94	$.10	11%
Adjusted diluted EPS	$1.11	$1.05	$.06	6%
(a) See pages 37 - 38 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended September 30, 2017, the 3% increase in revenues reflects 52% higher affiliate and subscription fee revenues, which was driven by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event, 27% growth in station affiliation fees and retransmission revenues, and growth from new digital initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription offering, and third-party live television streaming services. Content licensing and distribution revenues decreased 22%, as a result of the timing of domestic licensing sales, partially offset by growth in international television licensing. Advertising revenues decreased 5% driven by lower political advertising sales and lower ratings, partially offset by higher pricing.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating income for the three months ended September 30, 2017 decreased 2% and the operating income margin decreased one point to 22% for the third quarter of 2017 from 23% for the third quarter of 2016, mainly as a result of the mix of revenues. Results for 2017 included lower-margin revenues from the pay-per-view boxing event and 2016 included a larger volume of higher-margin political advertising and television licensing revenues.

Net earnings from continuing operations decreased 10% and diluted earnings per share (“EPS”) from continuing operations decreased 1%, reflecting lower operating income as well as a one-time tax benefit of $47 million in the third quarter of 2016 associated with a multiyear adjustment to a tax deduction. Adjusted net earnings from continuing operations for the third quarter of 2017 were comparable with the same prior-year period. Adjusted diluted EPS from continuing operations increased 11%, benefiting from lower weighted average shares outstanding in the third quarter of 2017 as a result of the Company’s ongoing share repurchase program. Net earnings for the three months ended September 30, 2017 of $592 million included, in discontinued operations, a noncash gain of $100 million, or $.25 per diluted share, to adjust the carrying value of CBS Radio Inc. (“CBS Radio”) to the value indicated by the stock valuation of Entercom Communications Corp. (“Entercom”). CBS Radio is classified as held for sale and therefore, in accordance with Financial Accounting Standards Board (“FASB”) guidance, its carrying value is adjusted based on the trading price of Entercom’s stock, which will result in an additional gain or loss at the time of the closing of the transaction with Entercom. Adjusted net earnings from continuing operations and Adjusted diluted EPS from continuing operations are non-GAAP financial measures. See pages 37 - 38 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

Operational highlights - Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

Consolidated results of operations			Increase/(Decrease)
Nine Months Ended September 30,	2017	2016	$	%
GAAP:
Revenues	$9,771	$9,648	$123	1%
Operating income	$2,080	$2,137	$(57)	(3)%
Net earnings from continuing operations	$1,269	$1,281	$(12)	(1)%
Net earnings	$398	$1,374	$(976)	(71)%
Diluted EPS from continuing operations	$3.10	$2.82	$.28	10%
Diluted EPS	$.97	$3.02	$(2.05)	(68)%

Non-GAAP: (a)
Adjusted operating income	$2,080	$2,128	$(48)	(2)%
Adjusted net earnings from continuing operations	$1,250	$1,235	$15	1%
Adjusted net earnings	$1,318	$1,364	$(46)	(3)%
Adjusted diluted EPS from continuing operations	$3.05	$2.71	$.34	13%
Adjusted diluted EPS	$3.21	$3.00	$.21	7%
(a) See pages 38 - 39 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.
For the nine months ended September 30, 2017, revenues increased 1%, driven by 28% higher affiliate and subscription fee revenues, led by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event, a 27% increase in station affiliation fees and retransmission revenues, and growth from new digital initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription service, and third-party live television streaming services. This growth was offset by the benefit to 2016 from CBS’s broadcast of Super Bowl 50.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating income decreased 3% for the nine months ended September 30, 2017, primarily as a result of a mix of lower-margin revenues in 2017 compared to 2016. Net earnings from continuing operations decreased 1% mainly as a result of the lower operating income. Diluted EPS from continuing operations increased 10% due to lower weighted average shares outstanding in 2017 as a result of the Company’s ongoing share repurchase program. Adjusted net earnings from continuing operations and adjusted diluted EPS from continuing operations increased 1% and 13%, respectively. Net earnings for the nine months ended September 30, 2017 of $398 million included a noncash charge of $980 million, or $2.39 per diluted share, in discontinued operations to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. CBS Radio is classified as held for sale and therefore, in accordance with FASB guidance, its carrying value is adjusted based on the trading price of Entercom’s stock, which will result in an additional gain or loss at the time of the closing of the transaction with Entercom. See pages 38 - 39 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.
The Company generated operating cash flow from continuing operations of $935 million for the nine months ended September 30, 2017 compared with $1.12 billion for the nine months ended September 30, 2016. Free cash flow for the nine months ended September 30, 2017 was $823 million compared with $1.01 billion for the same prior-year period. These decreases were driven by the decline in advertising revenues including from the benefit in 2016 from CBS’s broadcast of Super Bowl 50, and discretionary pension contributions of $100 million made during the first quarter of 2017 to prefund the Company’s qualified plans. Free cash flow for the three and nine months ended September 30, 2017 benefited from higher affiliate and subscription fee revenues. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages 54 - 55 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Recent Developments
On October 19, 2017, the Company commenced an exchange offer for the split-off of its radio business, CBS Radio, as part of its previously announced agreement to combine CBS Radio with Entercom in a merger. In the exchange offer, the Company’s stockholders will have the opportunity to exchange their shares of the Company’s Class B Common Stock for shares of CBS Radio common stock, which will be immediately converted into shares of Entercom Class A common stock upon completion of the merger, which is subject to certain customary terms and conditions. The exchange offer is scheduled to expire on November 16, 2017, unless the exchange offer is extended or terminated.
Share Repurchases and Dividends

During the third quarter of 2017, the Company repurchased 3.9 million shares of its Class B Common Stock under its share repurchase program for $250 million, at an average cost of $63.52 per share. During the nine months ended September 30, 2017, the Company repurchased 16.2 million shares of its Class B Common Stock for $1.05 billion, at an average cost of $64.70 per share, leaving $3.06 billion of authorization at September 30, 2017.

During the third quarter of 2017, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $73 million, which were paid on October 1, 2017.

Planned Pension Settlement
On November 1, 2017, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay and administer pension payments to certain of the Company’s pension plan participants, or their designated beneficiaries, who have been receiving pension

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

payments. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $800 million, representing approximately 20% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets. In connection with this transaction, the Company will record a one-time settlement charge in the fourth quarter of 2017 currently estimated at $365 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to changes in the Company’s actuarial assumptions. Additionally, during the fourth quarter of 2017, the Company expects to make a discretionary contribution of $500 million to prefund its qualified plans, which is expected to be partially funded by long-term borrowings.
Reconciliation of Non-GAAP Measures
Results for the three and nine months ended September 30, 2017 and 2016 included discrete items that were not part of the normal course of operations. The following tables present non-GAAP financial measures, which exclude the impact of these discrete items, reconciled to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

	Three Months Ended September 30, 2017
	Reported	Extinguishment of Debt	Discrete Tax Item (a)	CBS Radio Adjustments (b)	Adjusted
Operating income	$707	$—	$—	$—	$707
Interest expense	(116)	—	—	—	(116)
Interest income	17	—	—	—	17
Loss on early extinguishment of debt	(5)	5	—	—	—
Other items, net	3	—	—	—	3
Earnings from continuing operations before income taxes	606	5	—	—	611
Provision for income taxes	(172)	(2)	—	—	(174)
Equity in loss of investee companies, net of tax	(16)	—	—	—	(16)
Net earnings from continuing operations	418	3	—	—	421
Net earnings from discontinued operations, net of tax	174	—	(45)	(100)	29
Net earnings	$592	$3	$(45)	$(100)	$450
Diluted EPS from continuing operations	$1.03	$.01	$—	$—	$1.04
Diluted EPS	$1.46	$.01	$(.11)	$(.25)	$1.11
(a) Reflects a tax benefit from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business.
(b) Reflects a noncash gain associated with a valuation allowance for the carrying value of CBS Radio.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2016
	Reported	Discrete Tax Items (a)	Adjusted
Earnings from continuing operations before income taxes	$624	$—	$624
Provision for income taxes	(145)	(47)	(192)
Equity in loss of investee companies, net of tax	(13)	—	(13)
Net earnings from continuing operations	466	(47)	419
Net earnings from discontinued operations, net of tax	12	36	48
Net earnings	$478	$(11)	$467
Diluted EPS from continuing operations	$1.04	$(.11)	$.94
Diluted EPS	$1.07	$(.02)	$1.05
(a) Reflects a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016, and a charge of $36 million in discontinued operations from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business.

	Nine Months Ended September 30, 2017
	Reported	Extinguishment of Debt	Discrete Tax Items (a)	CBS Radio Adjustments (b)	Adjusted
Operating income	$2,080	$—	$—	$—	$2,080
Interest expense	(336)	—	—	—	(336)
Interest income	45	—	—	—	45
Loss on early extinguishment of debt	(5)	5	—	—	—
Other items, net	9	—	—	—	9
Earnings from continuing operations before income taxes	1,793	5	—	—	1,798
Provision for income taxes	(479)	(2)	(22)	—	(503)
Equity in loss of investee companies, net of tax	(45)	—	—	—	(45)
Net earnings from continuing operations	1,269	3	(22)	—	1,250
Net earnings (loss) from discontinued operations, net of tax	(871)	—	(45)	984	68
Net earnings	$398	$3	$(67)	$984	$1,318
Diluted EPS from continuing operations	$3.10	$.01	$(.05)	$—	$3.05
Diluted EPS	$.97	$.01	$(.16)	$2.40	$3.21
(a) Reflects a tax benefit of $22 million from the resolution of certain state income tax matters and a tax benefit of $45 million in discontinued operations from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business.
(b) Reflects a noncash charge of $980 million associated with a valuation allowance for the carrying value of CBS Radio, and a restructuring charge of $7 million ($4 million, net of tax) at CBS Radio.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2016
	Reported	Other Operating Items (a)	Discrete Tax Items (b)	Write-down of Investment (c)	Adjusted
Operating income	$2,137	$(9)	$—	$—	$2,128
Interest expense	(304)	—	—	—	(304)
Interest income	22	—	—	—	22
Other items, net	(7)	—	—	—	(7)
Earnings from continuing operations before income taxes	1,848	(9)	—	—	1,839
Provision for income taxes	(524)	4	(47)	—	(567)
Equity in loss of investee companies, net of tax	(43)	—	—	6	(37)
Net earnings from continuing operations	1,281	(5)	(47)	6	1,235
Net earnings from discontinued operations, net of tax	93	—	36	—	129
Net earnings	$1,374	$(5)	$(11)	$6	$1,364
Diluted EPS from continuing operations	$2.82	$(.01)	$(.10)	$.01	$2.71
Diluted EPS	$3.02	$(.01)	$(.02)	$.01	$3.00
(a) Reflects a gain on the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.
(b) Reflects a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016, and a charge of $36 million in discontinued operations from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business.
(c) Reflects the write-down of an international television joint venture to its fair value.

Consolidated Results of Operations
Three and Nine Months Ended September 30, 2017 versus Three and Nine Months Ended September 30, 2016
Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2017		2016		$	%
Advertising	$1,106	35%	$1,162	38%	$(56)	(5)%
Content licensing and distribution	860	27	1,108	36	(248)	(22)
Affiliate and subscription fees	1,145	36	753	24	392	52
Other	60	2	61	2	(1)	(2)
Total Revenues	$3,171	100%	$3,084	100%	$87	3%

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2017		2016		$	%
Advertising	$4,008	41%	$4,492	46%	$(484)	(11)%
Content licensing and distribution	2,761	28	2,780	29	(19)	(1)
Affiliate and subscription fees	2,835	29	2,208	23	627	28
Other	167	2	168	2	(1)	(1)
Total Revenues	$9,771	100%	$9,648	100%	$123	1%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Advertising
For the three months ended September 30, 2017, the 5% decrease in advertising revenues primarily reflects lower political advertising sales and lower ratings, partially offset by higher pricing. The comparison was also impacted by one less Thursday Night Football game broadcast on the CBS Television Network in the third quarter of 2017. For the nine months ended September 30, 2017, the 11% decrease in advertising revenues primarily reflects the benefit to 2016 from the broadcast of Super Bowl 50 as well as lower political advertising sales.

During the fourth quarter of 2017, the advertising revenue comparison with the prior year will continue to be negatively affected by the benefit in 2016 from strong political advertising. Additionally, the CBS Television Network’s upfront advertising sales for the 2017/2018 television broadcast season, which runs from the middle of September 2017 through the middle of September 2018, concluded with increases in pricing compared with the prior broadcast season, and a majority of the Company’s deals are based on a live-plus-seven day viewing window, which are expected to benefit advertising revenues during the 2017/2018 broadcast season. However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. During the first nine months of 2017, compared to the same period in 2016, the Company has experienced lower ratings, which was largely offset by higher pricing.

Content Licensing and Distribution
For the three months ended September 30, 2017, the 22% decrease in content licensing and distribution revenues primarily reflects the timing of domestic television licensing sales and the benefit in the third quarter of 2016 from the licensing of Penny Dreadful and various titles from the Company’s television library. These decreases were partially offset by growth in international licensing. For the nine months ended September 30, 2017, the 1% decrease in content licensing and distribution revenues primarily reflects the timing of domestic television licensing and the benefit to 2016 from the international licensing sales of five Star Trek library series, partially offset by strong demand for the Company’s content internationally, reflecting additional titles available for sale as a result of the Company’s recent increased investment in internally-produced series.

For the remainder of 2017, the content licensing and distribution revenues comparison will be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.

Affiliate and Subscription Fees
For the three and nine months ended September 30, 2017, the increases in affiliate and subscription fees of 52% and 28%, respectively, primarily reflect revenues from Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event, which contributed 36 points and 12 points of the growth for the three and nine-month periods, respectively. Underlying affiliate and subscription fee revenues for each of the three and nine months ended September 30, 2017 increased 16%, led by growth in station affiliation fees and retransmission revenues, and higher revenues from new digital initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription offering, and third-party live television streaming offerings.

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

International Revenues
The Company generated approximately 12% and 11% of its total revenues from international regions for the three months ended September 30, 2017 and 2016, respectively, and generated approximately 14% of its total revenues from international regions for each of the nine months ended September 30, 2017 and 2016.

Operating Expenses

	Three Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2017		2016		$	%
Programming	$749	40%	$500	28%	$249	50%
Production	572	31	666	37	(94)	(14)
Participation, distribution and royalty	199	11	291	16	(92)	(32)
Other	342	18	331	19	11	3
Total Operating Expenses	$1,862	100%	$1,788	100%	$74	4%

	Nine Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2017		2016		$	%
Programming	$2,258	38%	$2,133	37%	$125	6%
Production	1,955	33	1,933	33	22	1
Participation, distribution and royalty	725	12	788	13	(63)	(8)
Other	1,002	17	964	17	38	4
Total Operating Expenses	$5,940	100%	$5,818	100%	$122	2%

Programming
For the three and nine months ended September 30, 2017, the increases in programming expenses of 50% and 6%, respectively, were driven by costs associated with Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event, and for the nine months ended September 30, 2017, the increase also reflects costs in 2017 associated with CBS’s broadcast of the semifinals and finals of the NCAA Division I Men’s Basketball Championship. The increases for the nine-month period were partially offset by costs in the first quarter of 2016 associated with the broadcast of Super Bowl 50.

Production
For the three months ended September 30, 2017, the 14% decrease in production expenses primarily reflects lower costs associated with the decrease in television licensing revenues. For the nine months ended September 30, 2017, the 1% increase in production expenses mainly reflects an increased investment in internally-produced television series and higher costs associated with the mix of titles sold under television licensing arrangements. These increases were partially offset by production costs in the first quarter of 2016 associated with CBS’s broadcast of Super Bowl 50.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Participation, distribution and royalty
For the three and nine months ended September 30, 2017, the decreases in participation, distribution and royalty costs of 32% and 8%, respectively, were driven by lower television licensing revenues and the mix of titles sold under licensing arrangements.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$547	17%	$521	17%	5%

	Nine Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$1,585	16%	$1,534	16%	3%

Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For the three and nine months ended September 30, 2017, the increases in SG&A expenses of 5% and 3%, respectively, primarily reflect higher advertising and marketing costs, mainly to support the Company’s growth initiatives.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Depreciation and amortization	$55	$54	2%	$166	$168	(1)%

Other Operating Items, Net
For the nine months ended September 30, 2016, other operating items, net included a gain from the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.

Interest Expense/Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Interest expense	$(116)	$(104)	12%	$(336)	$(304)	11%
Interest income	$17	$7	143%	$45	$22	105%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of September 30, 2017 and 2016:

	At September 30,
		Weighted Average		Weighted Average
	2017	Interest Rate	2016	Interest Rate
Total long-term debt	$9,039	4.43%	$8,849	4.47%
Commercial paper	$590	1.44%	$33	0.75%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Loss on Early Extinguishment of Debt
For the three and nine months ended September 30, 2017, the loss on early extinguishment of debt of $5 million reflected a pre-tax loss associated with the redemption of the Company’s $300 million outstanding 4.625% senior notes due May 2018.

Other Items, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Other items, net	$3	$—	n/m	$9	$(7)	n/m
n/m - not meaningful
Other items, net for all periods primarily consists of foreign exchange gains and losses.
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Provision for income taxes, including interest and before other discrete items	$(187)	$(207)	(10)%	$(548)	$(581)	(6)%
Excess tax benefits from stock-based compensation (a)	10	—		41	—
Other discrete items (b)	5	62		28	57
Provision for income taxes	$(172)	$(145)	19%	$(479)	$(524)	(9)%
Effective income tax rate	28.4%	23.2%		26.7%	28.4%
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
(b) For the nine months ended September 30, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters. For the three and nine months ended September 30, 2016, primarily reflects a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(16)	$(13)	23%	$(45)	$(43)	5%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Net earnings from continuing operations	$418	$466	(10)%	$1,269	$1,281	(1)%
Diluted EPS from continuing operations	$1.03	$1.04	(1)%	$3.10	$2.82	10%
For the three months ended September 30, 2017, the decreases in net earnings from continuing operations and diluted EPS from continuing operations of 10% and 1%, respectively, were primarily the result of lower operating income and the impact of the previously mentioned tax benefit of $47 million in the third quarter of 2016. Diluted EPS from continuing operations benefited from lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program, which partially offset the lower earnings. For the nine months ended September 30, 2017, the 1% decrease in net earnings from continuing operations primarily reflects lower operating income. The 10% increase in diluted EPS from continuing operations for the nine-month period reflects lower weighted average shares outstanding as a result of the Company’s ongoing share repurchase program, which more than offset the lower earnings.

Net Earnings (Loss) from Discontinued Operations
The following table sets forth details of net earnings (loss) from discontinued operations for the three and nine months ended September 30, 2017 and 2016. Net earnings (loss) from discontinued operations included the operating results of CBS Radio for all periods presented. Net earnings (loss) from discontinued operations also included a tax benefit of $45 million for the three and nine months ended September 30, 2017 and a charge of $36 million for the three and nine months ended September 30, 2016, in each case from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.
.

Three Months Ended September 30, 2017	CBS Radio	Other	Total
Revenues	$300	$—	$300
Costs and expenses: (a)
Operating	113	—	113
Selling, general and administrative	121	(1)	120
Benefit from valuation allowance	(100)	—	(100)
Total costs and expenses	134	(1)	133
Operating income	166	1	167
Interest expense	(21)	—	(21)
Earnings from discontinued operations	145	1	146
Income tax (provision) benefit	(17)	45	28
Net earnings from discontinued operations, net of tax	$128	$46	$174
(a) CBS Radio has been classified as held for sale beginning in the fourth quarter of 2016. Under ASC 360, assets held for sale are not depreciated or amortized.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Three Months Ended September 30, 2016	CBS Radio	Other	Total
Revenues	$317	$—	$317
Costs and expenses:
Operating	110	—	110
Selling, general and administrative	123	—	123
Depreciation and amortization	7	—	7
Total costs and expenses	240	—	240
Operating income	77	—	77
Other income	2	—	2
Earnings from discontinued operations	79	—	79
Income tax provision	(31)	(36)	(67)
Net earnings (loss) from discontinued operations, net of tax	$48	$(36)	$12

Nine Months Ended September 30, 2017	CBS Radio	Other	Total
Revenues	$856	$—	$856
Costs and expenses: (a)
Operating	307	—	307
Selling, general and administrative	372	(1)	371
Restructuring charge	7	—	7
Provision for valuation allowance	980	—	980
Total costs and expenses	1,666	(1)	1,665
Operating income (loss)	(810)	1	(809)
Interest expense	(60)	—	(60)
Earnings (loss) from discontinued operations	(870)	1	(869)
Income tax (provision) benefit	(47)	45	(2)
Net earnings (loss) from discontinued operations, net of tax	$(917)	$46	$(871)
(a) CBS Radio has been classified as held for sale beginning in the fourth quarter of 2016. Under ASC 360, assets held for sale are not depreciated or amortized.

Nine Months Ended September 30, 2016	CBS Radio	Other	Total
Revenues	$892	$—	$892
Costs and expenses:
Operating	298	—	298
Selling, general and administrative	359	—	359
Depreciation and amortization	20	—	20
Total costs and expenses	677	—	677
Operating income	215	—	215
Other income	2	—	2
Earnings from discontinued operations	217	—	217
Income tax provision	(88)	(36)	(124)
Net earnings (loss) from discontinued operations, net of tax	$129	$(36)	$93

FASB Accounting Standards Codification (“ASC”) 360 requires that an asset classified as held for sale be measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The ultimate value of the transaction with Entercom will be determined based on Entercom’s stock price at the closing of the transaction. The Company recorded a noncash gain of $100 million for the three months ended September 30, 2017 and a noncash charge of $980 million for the nine months ended September 30, 2017 associated with a valuation allowance to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. The

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Company will record an additional gain or loss upon the closing of the transaction, which is expected to occur in the fourth quarter of 2017. A 10% change to Entercom’s stock price would change the carrying value of CBS Radio by approximately $110 million.

For the nine months ended September 30, 2017, CBS Radio recorded a restructuring charge of $7 million associated with the reorganization of certain business operations, reflecting severance costs and costs associated with exiting contractual obligations.

Net Earnings and Diluted EPS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Net earnings	$592	$478	24%	$398	$1,374	(71)%
Diluted EPS	$1.46	$1.07	36%	$.97	$3.02	(68)%
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
Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2017		2016		$	%
Revenues:
Entertainment	$1,815	57%	$1,949	63%	$(134)	(7)%
Cable Networks	840	26	598	20	242	40
Publishing	228	7	226	7	2	1
Local Media	397	13	409	13	(12)	(3)
Corporate/Eliminations	(109)	(3)	(98)	(3)	(11)	(11)
Total Revenues	$3,171	100%	$3,084	100%	$87	3%

	Three Months Ended September 30,
		% of Total Operating Income		% of Total Operating Income
					Increase/(Decrease)
	2017		2016		$	%
Segment Operating Income (Loss):
Entertainment	$345	49%	$348	48%	$(3)	(1)%
Cable Networks	294	42	285	40	9	3
Publishing	46	6	44	6	2	5
Local Media	105	15	122	17	(17)	(14)
Corporate	(83)	(12)	(78)	(11)	(5)	(6)
Total Operating Income	$707	100%	$721	100%	$(14)	(2)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,
			Increase/(Decrease)
	2017	2016	$	%
Depreciation and Amortization:
Entertainment	$29	$28	$1	4%
Cable Networks	5	6	(1)	(17)
Publishing	2	1	1	100
Local Media	11	11	—	—
Corporate	8	8	—	—
Total Depreciation and Amortization	$55	$54	$1	2%
Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2017		2016		$	%
Revenues:
Entertainment	$6,346	65%	$6,483	67%	$(137)	(2)%
Cable Networks	1,954	20	1,659	17	295	18
Publishing	595	6	558	6	37	7
Local Media	1,218	13	1,253	13	(35)	(3)
Corporate/Eliminations	(342)	(4)	(305)	(3)	(37)	(12)
Total Revenues	$9,771	100%	$9,648	100%	$123	1%

	Nine Months Ended September 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2017		2016		$	%
Segment Operating Income (Loss):
Entertainment	$1,089	53%	$1,148	54%	$(59)	(5)%
Cable Networks	795	38	740	35	55	7
Publishing	88	4	83	4	5	6
Local Media	355	17	402	19	(47)	(12)
Corporate	(247)	(12)	(245)	(12)	(2)	(1)
Total Segment Operating Income	2,080	100%	2,128	100%	(48)	(2)
Other operating items, net	—		9		(9)	n/m
Total Operating Income	$2,080		$2,137		$(57)	(3)%
n/m - not meaningful

	Nine Months Ended September 30,
			Increase/(Decrease)
	2017	2016	$	%
Depreciation and Amortization:
Entertainment	$85	$88	$(3)	(3)%
Cable Networks	17	17	—	—
Publishing	5	4	1	25
Local Media	34	33	1	3
Corporate	25	26	(1)	(4)
Total Depreciation and Amortization	$166	$168	$(2)	(1)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, CBS Interactive and CBS Films)
Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
			Increase/(Decrease)
Entertainment	2017	2016	$	%
Revenues	$1,815	$1,949	$(134)	(7)%
Segment Operating Income	$345	$348	$(3)	(1)%
Segment Operating Income as a % of revenues	19%	18%
Depreciation and amortization	$29	$28	$1	4%
Capital expenditures	$25	$23	$2	9%
For the three months ended September 30, 2017, the 7% decrease in revenues was driven by a 26% decline in content licensing and distribution revenues, mainly as a result of the timing of domestic television licensing sales and the benefit to 2016 from sales of various titles from the Company’s television library, which were partially offset by growth in international licensing sales. Advertising revenues decreased 3% for the three months ended September 30, 2017, reflecting lower ratings, partially offset by higher pricing. The advertising comparison was also impacted by one less Thursday Night Football game broadcast on the CBS Television Network in the third quarter of 2017. These decreases were partially offset by 35% growth in affiliate and subscription fees, reflecting higher station affiliation fees and growth from new digital initiatives, including CBS All Access and third-party live television streaming services.

For the three months ended September 30, 2017, operating income decreased 1%, while the operating income margin expanded one percentage point reflecting a mix of higher-margin revenues in 2017.

Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
			Increase/(Decrease)
Entertainment	2017	2016	$	%
Revenues	$6,346	$6,483	$(137)	(2)%
Segment Operating Income	$1,089	$1,148	$(59)	(5)%
Segment Operating Income as a % of revenues	17%	18%
Depreciation and amortization	$85	$88	$(3)	(3)%
Capital expenditures	$63	$60	$3	5%
For the nine months ended September 30, 2017, the 2% decrease in revenues mainly reflects the benefit in 2016 from the broadcast of Super Bowl 50, which was partially offset by a 34% increase in affiliate and subscription fees, reflecting higher station affiliation fees and growth from new digital initiatives, including CBS All Access and third-party live television streaming services. Content licensing and distribution revenues were comparable with the prior-year period, as strong demand for the Company’s content internationally, due in part to increased investment in internally-produced series, was partially offset by the benefit to 2016 from the international licensing sales of five Star Trek library series and the timing of domestic television licensing sales.

For the nine months ended September 30, 2017, the 5% decrease in operating income was primarily driven by the revenue decline.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2017	2016	$	%
Revenues	$840	$598	$242	40%
Segment Operating Income	$294	$285	$9	3%
Segment Operating Income as a % of revenues	35%	48%
Depreciation and amortization	$5	$6	$(1)	(17)%
Capital expenditures	$5	$4	$1	25%
For the three months ended September 30, 2017, the 40% increase in revenues was driven by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event, growth from the Showtime digital streaming subscription offering and higher international television licensing sales. These increases were partially offset by lower domestic television licensing sales, largely due to the sale of Penny Dreadful in the third quarter of 2016. As of September 30, 2017, subscriptions totaled approximately 25 million for Showtime, the Company’s premium television network, and the Showtime digital streaming subscription offering combined, 52 million for CBS Sports Network and 30 million for Smithsonian Networks.

For the three months ended September 30, 2017, the 3% increase in operating income primarily reflects the revenue growth, which was significantly offset by costs associated with the aforementioned pay-per-view boxing event.

Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2017	2016	$	%
Revenues	$1,954	$1,659	$295	18%
Segment Operating Income	$795	$740	$55	7%
Segment Operating Income as a % of revenues	41%	45%
Depreciation and amortization	$17	$17	$—	—%
Capital expenditures	$12	$8	$4	50%
For the nine months ended September 30, 2017, the 18% increase in revenues was driven by the aforementioned pay-per-view boxing event, growth from the Showtime digital streaming subscription offering and higher international television licensing sales. These increases were partially offset by lower domestic television licensing sales, largely due to the sale of Penny Dreadful in 2016.
For the nine months ended September 30, 2017, the 7% increase in operating income was driven by the revenue growth, which was significantly offset by higher costs associated with the pay-per-view boxing event.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)
Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
			Increase/(Decrease)
Publishing	2017	2016	$	%
Revenues	$228	$226	$2	1%
Segment Operating Income	$46	$44	$2	5%
Segment Operating Income as a % of revenues	20%	19%
Depreciation and amortization	$2	$1	$1	100%
Capital expenditures	$1	$1	$—	—%
For the three months ended September 30, 2017, the 1% increase in revenues was driven by higher print book sales and growth in digital audio sales. Bestselling titles in the third quarter of 2017 included What Happened by Hillary Rodham Clinton and Sleeping Beauties by Stephen King and Owen King.

For the three months ended September 30, 2017, the 5% increase in operating income mainly reflects revenue growth.

Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
			Increase/(Decrease)
Publishing	2017	2016	$	%
Revenues	$595	$558	$37	7%
Segment Operating Income	$88	$83	$5	6%
Segment Operating Income as a % of revenues	15%	15%
Depreciation and amortization	$5	$4	$1	25%
Capital expenditures	$2	$7	$(5)	(71)%
For the nine months ended September 30, 2017, the 7% increase in revenues was driven by higher print book sales and growth in digital audio sales.

For the nine months ended September 30, 2017, the 6% increase in operating income reflects the revenue growth, which was partially offset by higher production costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Media (CBS Television Stations and CBS Local Digital Media)
Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
			Increase/(Decrease)
Local Media	2017	2016	$	%
Revenues	$397	$409	$(12)	(3)%
Segment Operating Income	$105	$122	$(17)	(14)%
Segment Operating Income as a % of revenues	26%	30%
Depreciation and amortization	$11	$11	$—	—%
Capital expenditures	$8	$9	$(1)	(11)%
For the three months ended September 30, 2017, the 3% decrease in revenues was driven by lower political advertising sales, which was partially offset by growth in retransmission revenues.

For the three months ended September 30, 2017, the 14% decrease in operating income primarily reflects a decline in high-margin political advertising sales.

During the fourth quarter of 2017, the revenue comparison will continue to be negatively impacted by the benefit in 2016 from strong political advertising associated with U.S. federal and state elections.

Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
			Increase/(Decrease)
Local Media	2017	2016	$	%
Revenues	$1,218	$1,253	$(35)	(3)%
Segment Operating Income	$355	$402	$(47)	(12)%
Segment Operating Income as a % of revenues	29%	32%
Depreciation and amortization	$34	$33	$1	3%
Capital expenditures	$20	$20	$—	—%
For the nine months ended September 30, 2017, the 3% decrease in revenues was driven by lower advertising revenues, reflecting the benefit in 2016 from CBS’s broadcast of Super Bowl 50 and a decline in political advertising sales. This decrease was partially offset by growth in retransmission revenues.
For the nine months ended September 30, 2017, the 12% decrease in operating income primarily reflects lower revenues, as well as the mix of revenues compared to the same prior-year period. Retransmission revenues have associated network affiliation costs paid to the CBS Television Network, whereas political advertising sales have a high operating income margin.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate
Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
			Increase/(Decrease)
Corporate	2017	2016	$	%
Segment Operating Loss	$(83)	$(78)	$(5)	(6)%
Depreciation and amortization	$8	$8	$—	—%
Capital expenditures	$5	$5	$—	—%
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended September 30, 2017, corporate expenses increased 6%, driven primarily by higher employee-related costs.
Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
			Increase/(Decrease)
Corporate	2017	2016	$	%
Segment Operating Loss	$(247)	$(245)	$(2)	(1)%
Depreciation and amortization	$25	$26	$(1)	(4)%
Capital expenditures	$15	$16	$(1)	(6)%
Financial Position

	At	At	Increase/(Decrease)
	September 30, 2017	December 31, 2016	$	%
Current Assets:
Cash and cash equivalents	$144	$598	$(454)	(76)%
Receivables, net (a)	3,598	3,314	284	9
Programming and other inventory (b)	1,830	1,427	403	28
Prepaid expenses	182	185	(3)	(2)
All other current assets	540	539	1	—
Total current assets	$6,294	$6,063	$231	4%
(a) The increase primarily relates to Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event.
(b) The increase primarily reflects the timing of payments for sports programming.

	At	At	Increase/(Decrease)
	September 30, 2017	December 31, 2016	$	%
Assets of discontinued operations (a)	$3,325	$4,291	$(966)	(23)%
(a) The decrease primarily reflects a noncash charge of $980 million associated with a valuation allowance to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. (See Note 3 to the consolidated financial statements).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	September 30, 2017	December 31, 2016	$	%
Current Liabilities:
Accounts payable (a)	$233	$148	$85	57%
Accrued compensation (a)	257	369	(112)	(30)
Participants’ share and royalties payable	997	1,024	(27)	(3)
Program rights (b)	509	290	219	76
Commercial paper	590	450	140	31
All other current liabilities	1,466	1,427	39	3
Total current liabilities	$4,052	$3,708	$344	9%
(a) The increase (decrease) reflects the timing of payments.
(b) The increase is primarily associated with Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event.

	At	At	Increase/(Decrease)
	September 30, 2017	December 31, 2016	$	%
Pension and postretirement benefit obligations (a)	$1,619	$1,769	$(150)	(8)%
(a) The decrease primarily reflects discretionary pension contributions of $100 million made during the first quarter of 2017 to prefund the Company’s qualified plans.
Cash Flows
The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$935	$1,117	$(182)
Discontinued operations	52	189	(137)
Net cash flow provided by operating activities	987	1,306	(319)
Net cash flow used for investing activities from:
Continuing operations	(399)	(179)	(220)
Discontinued operations	(18)	(2)	(16)
Net cash flow used for investing activities	(417)	(181)	(236)
Net cash flow used for financing activities	(1,018)	(1,269)	251
Net decrease in cash and cash equivalents	$(448)	$(144)	$(304)
Operating Activities. For the nine months ended September 30, 2017, the decrease in cash provided by operating activities from continuing operations was driven by the decline in advertising revenues including from the benefit in 2016 from CBS’s broadcast of Super Bowl 50, and discretionary pension contributions of $100 million made during the first quarter of 2017 to prefund the Company’s qualified plans. These decreases were partially offset by higher affiliate and subscription fee revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Nine Months Ended September 30,
	2017	2016
Acquisitions (including acquired television library) (a)	$(258)	$(51)
Capital expenditures	(112)	(111)
Investments in and advances to investee companies (b)	(67)	(44)
Proceeds from dispositions (c)	11	20
All other investing activities, net	27	7
Net cash flow used for investing activities from continuing operations	(399)	(179)
Net cash flow used for investing activities from discontinued operations	(18)	(2)
Net cash flow used for investing activities	$(417)	$(181)
(a) On August 27, 2017, CBS signed a binding agreement to acquire Ten Networks Holdings Limited (“Network Ten”), one of three major commercial broadcast networks in Australia, after Network Ten entered into voluntary administration. During the third quarter of 2017, the Company paid $138 million of the purchase price, primarily for the assumption of the secured debt of Network Ten’s lenders, and funding for working capital. The transaction, which is expected to close in the fourth quarter, will be completed in accordance with Australian applicable laws and procedures and is subject to certain regulatory approvals. 2017 also includes the acquisition of a television library and 2016 reflects the acquisition of a sports-focused digital media business.
(b) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(c) 2016 primarily reflects sales of internet businesses in China.

Financing Activities

	Nine Months Ended September 30,
	2017	2016
Repurchase of CBS Corp. Class B Common Stock	$(1,111)	$(1,534)
Proceeds from short-term debt borrowings, net	140	33
Proceeds from issuance of senior notes	889	685
Repayment of senior notes and debentures	(701)	(199)
Dividends	(224)	(209)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	(57)
Proceeds from exercise of stock options	81	13
All other financing activities, net	(3)	(1)
Net cash flow used for financing activities	$(1,018)	$(1,269)

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Nine Months Ended
	September 30,
	2017	2016
Net cash flow provided by operating activities	$987	$1,306
Capital expenditures	(112)	(111)
Exclude operating cash flow from discontinued operations	52	189
Free cash flow	$823	$1,006

Repurchase of Company Stock and Cash Dividends
During the third quarter of 2017, the Company repurchased 3.9 million shares of its Class B Common Stock under its share repurchase program for $250 million, at an average cost of $63.52 per share. During the nine months ended September 30, 2017, the Company repurchased 16.2 million shares of its Class B Common Stock for $1.05 billion, at an average cost of $64.70 per share, leaving $3.06 billion of authorization at September 30, 2017.

During the third quarter of 2017, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $73 million, which were paid on October 1, 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	September 30, 2017	December 31, 2016
Commercial paper	$590	$450
Senior debt (1.95% – 7.875% due 2017 – 2045) (a)	9,039	8,850
Obligations under capital leases	60	75
Total debt	9,689	9,375
Less commercial paper	590	450
Less current portion of long-term debt	19	23
Total long-term debt, net of current portion	$9,080	$8,902
(a) At September 30, 2017 and December 31, 2016, the senior debt balances included (i) a net unamortized discount of $55 million and $52 million, respectively, (ii) unamortized deferred financing costs of $45 million and $43 million, respectively, and (iii) a $2 million decrease and a $5 million increase, respectively, in the carrying value of the debt relating to previously settled fair value hedges. The face value of the Company’s senior debt was $9.14 billion and $8.94 billion at September 30, 2017 and December 31, 2016, respectively.

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

The early redemption of the $300 million 4.625% senior notes due May 2018 resulted in a pre-tax loss on early extinguishment of debt of $5 million ($3 million, net of tax) for the three and nine months ended September 30, 2017.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $590 million and $450 million at September 30, 2017 and December 31, 2016, respectively, each with maturities of less than 60 days. The weighted average interest rate for these borrowings was 1.44% at September 30, 2017 and 0.98% at December 31, 2016.

Credit Facility
At September 30, 2017, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2017, the Company’s Consolidated Leverage Ratio was approximately 3.0x.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Credit Facility is used for general corporate purposes. At September 30, 2017, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at September 30, 2017; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

The Company’s long-term debt obligations due over the next five years of $2.10 billion are expected to be funded by cash generated from operating activities and the Company’s ability to refinance its debt.

The Company expects to make a pension contribution of $500 million during the fourth quarter of 2017, which is expected to be partially funded by long-term borrowings.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2017, the Company had pending approximately 32,760 asbestos claims, as compared with approximately 33,610 as of December 31, 2016 and 34,400 as of September 30, 2016. During the third quarter of 2017, the Company received approximately 720 new claims and closed or moved to an inactive docket approximately 1,200 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. In 2016, the Company’s costs for settlement and defense of asbestos claims after insurance and taxes were approximately $48 million. In 2015, as the result of an insurance settlement, insurance recoveries exceeded the Company’s after tax costs for settlement and defense of asbestos claims by approximately $5 million. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company’s content; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; the ability to achieve the separation of the Company’s radio business through a merger of CBS Radio Inc. with a subsidiary of Entercom Communications Corp. (“Entercom”) on the anticipated terms, which are subject to regulatory and Entercom stockholder approvals, an exchange offer and other customary closing conditions, and fluctuations in the market values of Entercom’s Class A common stock and the Company’s Class B Common Stock; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Reports on Form 10-Q, and in the Company’s recent Current Reports on Form 8-K. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Important Notice
This document is provided for informational purposes only and does not constitute an offer to sell or a solicitation of an offer to sell or the solicitation of an offer to buy any securities. In connection with the separation of CBS Radio Inc. and combination of CBS Radio Inc. with Entercom (the “Transaction”), CBS Corporation filed with the U.S. Securities and Exchange Commission (the “SEC”) a Schedule TO, and CBS Radio Inc. filed with the SEC a registration statement on Form S-4 and Form S-1 containing a prospectus of CBS Radio Inc., in each case, relating to the exchange offer.  Entercom has filed with the SEC a registration statement on Form S-4 relating to the Transaction, containing a prospectus of Entercom, and has also filed a proxy statement. Investors and security holders are urged to read these filings and any amendments or supplements thereto when they become available, as well as any other relevant documents, because they contain important information about CBS Corporation, CBS Radio Inc. and Entercom and the Transaction.  These materials and other documents filed with the SEC may be obtained free of charge at the SEC’s website, www.sec.gov, and at CBS Corporation's corporate website, www.cbscorporation.com.

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
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended September 30, 2017 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
July 1, 2017 - July 31, 2017	1.4	$64.80	1.4	$3,214
August 1, 2017 - August 31, 2017	1.6	$65.10	1.6	$3,107
September 1, 2017 - September 30, 2017	.9	$58.36	.9	$3,057
Total	3.9	$63.52	3.9	$3,057

Item 6.	Exhibits.

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession.
(a)
Amendment No. 2, dated as of September 13, 2017, to the Agreement and Plan of Merger, dated as of February 2, 2017, as amended July 10, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp.  (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation filed September 13, 2017) (File No. 001-09553).

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

(10)		Material Contracts
	(a)	Employment Agreement dated July 20, 2017 between CBS Corporation and Joseph R. Ianniello (filed herewith).
	(b)	Employment Agreement dated July 20, 2017 between CBS Corporation and Lawrence P. Tu (filed herewith).
	(c)	Letter Agreement dated August 4, 2017 amending the Employment Agreement dated as of September 29, 2016 between CBS Corporation and Anthony G. Ambrosio (filed herewith).
	(d)	Letter Agreement dated August 4, 2017 amending the Employment Agreement dated December 17, 2015 (effective as of July 1, 2016) between CBS Corporation and Gil Schwartz (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

(101)	Interactive Data File
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

CBS CORPORATION (Registrant)

Date: November 3, 2017	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: November 3, 2017	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer