Form 10-K
period 2017-12-31
CBS CORP
filed 2018-02-20
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value (“Class A Common Stock”), held by non-affiliates was approximately $500,071,692 (based upon the closing price of $64.81 per share as reported by the New York Stock Exchange on that date) and the market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was approximately $22,432,425,432 (based upon the closing price of $63.78 per share as reported by the New York Stock Exchange on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $22,932,497,124.
As of February 12, 2018, 37,572,434 shares of Class A Common Stock and 345,147,497 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of CBS Corporation’s Notice of 2018 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (Part III).

PART I

Item 1.	Business.
CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is a mass media company with operations in the following segments:

•
ENTERTAINMENT: The Entertainment segment is composed of the CBS® Television Network; CBS Television Studios®; CBS Studios International™ and CBS Television Distribution™; Network Ten®; CBS Interactive™; CBS Films®; and the Company’s digital streaming services, CBS All Access® and CBSN®.

•
CABLE NETWORKS: The Cable Networks segment is composed of Showtime Networks, which operates the Company’s premium subscription program services Showtime®, The Movie Channel®, and Flix®, including a digital streaming subscription offering; CBS Sports Network®, the Company’s cable network focused on college athletics and other sports; and Smithsonian Networks™, a venture between Showtime Networks and Smithsonian Institution, which operates Smithsonian Channel®, a basic cable program service, and a digital streaming subscription service.

•
PUBLISHING: The Publishing segment is composed of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner®, Gallery Books®, Touchstone® and Atria Books®.

•
LOCAL MEDIA: The Local Media segment is composed of CBS Television Stations, the Company’s 29 owned broadcast television stations; and CBS Local Digital Media™, which operates local Websites including content from the Company’s television stations.

For the year ended December 31, 2017, contributions to the Company’s consolidated revenues from its segments were as follows: Entertainment 67%, Cable Networks 18%, Publishing 6% and Local Media 12%. The Company generated approximately 15% of its total revenues from international regions in 2017. For the year ended December 31, 2017, approximately 51% and 14% of total international revenues of approximately $2.02 billion were generated in Europe and Canada, respectively.

The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television stations, internet-based businesses, and consumer publishing.  The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences, and to generate both advertising and non‑advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company continues to increase its investment in premium content to enhance its opportunities for revenue growth, which include exhibiting its content on multiple digital platforms, including the Company’s owned digital streaming services, as well as third-party live television streaming offerings; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”), including cable, direct broadcast satellite (“DBS”), telephone company, and other distributors, for authorizing the MVPDs’ carriage of the Company’s owned television stations (also known as “retransmission fees”) and cable networks, and securing compensation from television stations affiliated with the CBS Television Network (“station affiliation fees” also known as “reverse compensation”). The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits.

On November 17, 2017, the Company completed the disposition of its radio business, CBS Radio Inc. and its subsidiaries (“CBS Radio”), in a transaction which involved the split-off of CBS Radio through an exchange offer followed by the merger of CBS Radio with a subsidiary of Entercom Communications Corp. CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified entertainment companies such as The Walt Disney Company, NBCUniversal Media, LLC, Twenty-First Century Fox, Inc. and Time Warner Inc.

As of December 31, 2017, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates approximately 945 movie screens in the U.S., the United Kingdom (“U.K.”) and South America and manages 2 movie screens in South America, directly or indirectly owned approximately 79.5% of the Company’s voting Class A Common Stock, and approximately 10.2% of the Company’s Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company’s Class A Common Stock are entitled to one vote per share. The Company’s Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

On February 1, 2018, the Company announced that its Board of Directors established a special committee of independent directors to evaluate a potential combination with Viacom Inc. There can be no assurance that this process will result in a transaction or on what terms any transaction may occur.

The Company was organized in Delaware in 1986. The Company’s principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Website address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

Entertainment (67% of the Company’s consolidated revenues in each of 2017, 2016 and 2015, and 55%, 53% and 51% of the Company’s total segment operating income in 2017, 2016 and 2015, respectively)

The Entertainment segment consists of the CBS Television Network; CBS Television Studios, CBS Studios International and CBS Television Distribution, the Company’s television production and syndication operations; Network Ten, the Company’s commercial broadcast network in Australia; CBS Interactive, the Company’s online content networks for information and entertainment; CBS Films, the Company’s producer and distributor of theatrical motion pictures; and the Company’s digital streaming services, CBS All Access and CBSN.

Television Network. The CBS Television Network through CBS Entertainment™, CBS News® and CBS Sports® distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming to more than 200 domestic affiliates reaching throughout the U.S., including 15 of the Company’s owned and operated television stations, and to affiliated stations in certain U.S. territories.

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

CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality‑based programming, specials, children’s programs, daytime dramas, game shows and late-night programs such as The Late Show with Stephen Colbert. CBS News operates a worldwide news organization, providing the CBS Television

Network and CBS News Radio™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes, 48 Hours, CBS Evening News, CBS This Morning, CBS Sunday Morning and Face the Nation as well as special reports. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts on the television network include The NFL Today; certain PGA Tour Golf Tournaments, the Masters and the PGA Championship; certain games from the NCAA Division I Men’s Basketball Tournament through 2032; regular-season college basketball games; regular-season college football games, including games from the Southeastern Conference and the NFL’s American Football Conference (AFC) regular-season, post-season wild card playoff, divisional playoff and championship games. In 2017, CBS broadcast certain AFC games under its agreement with the NFL to broadcast the AFC package through the 2022 season, which also includes certain National Football Conference regular season games and the Super Bowl, which is broadcast on the CBS Television Network on a rotating basis with other networks. The Company’s most recent Super Bowl broadcast was in 2016 and the next broadcast will be in 2019. The Company produced and broadcast certain NFL Thursday Night Football games for the 2017 season.

CBS Television Network content also is exhibited via the internet, including through CBS.com™; CBSSports.com™ and related software applications (“apps”); CBSN, the Company’s live digital streaming advertiser-supported news network available 24 hours a day, seven days a week; CBS All Access, the Company’s digital streaming subscription service which includes a commercial-free option for on-demand content; and digital television streaming services, such as DIRECTV NOW, fuboTV, Hulu with Live TV, PlayStation Vue and YouTube TV. CBS All Access offers both current and library programming as well as original series, such as The Good Fight, Star Trek: Discovery and No Activity, and CBSN’s live and original reporting. Live, local NFL games broadcast by the CBS Television Network are streamed on certain CBS All Access platforms under the Company’s multi-year deal with the NFL. Digital streaming services such as CBS All Access and CBSN are also known as “over-the-top,” “OTT” or “direct-to-consumer” services which provide video content via the internet to users without payment to a traditional MVPD. CBS All Access and CBSN are available at CBS.com and CBSNews.com™, respectively, and/or through CBS apps on multiple digital platforms, including Android, iOS, Amazon Fire and Windows 10 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Amazon Channels, Chromecast, PlayStation, Roku, Samsung Smart TVs and Xbox connected device platforms, among others. During 2017, the CBS Television Network broadcast the Tony Awards®, the Kennedy Center Honors, and the Grammy Awards®. The Company won 18 awards at the 44th Annual Daytime Emmy® Awards in May 2017.

The CW, a broadcast network and the Company’s 50/50 joint venture with Warner Bros. Entertainment, airs programming, including Jane the Virgin, Crazy Ex-Girlfriend, Dynasty, Supergirl and The Flash. Eight of the Company’s owned television stations are affiliates of The CW. Certain of The CW’s series are streamed on Netflix, a subscription video-on-demand service. The CW programming is also available via The CW app on multiple digital platforms, including Amazon Fire TV, Apple TV, Chromecast, Roku, Xbox and mobile devices.

Television Production and Syndication. CBS Television Studios, CBS Studios International and CBS Television Distribution produce, acquire and/or distribute programming worldwide, including series, specials, news and public affairs, and generate revenue principally from the licensing and distribution of such programming. The programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services, streaming services or distribution via first‑run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company subsequently distributes programming after its initial exhibition on a network, basic cable network or premium subscription service for domestic exhibition on television stations, cable networks or streaming services (known as “off-network syndicated programming”). Off-network syndicated programming and first‑run syndicated programming distributed domestically, as well as programming distributed internationally, can sometimes be sold in successive cycles of sales known as “first cycle,” “second cycle” sales, and so on, which may occur on exclusive or non-exclusive bases. Generally, license fees may decrease with successive sales cycles due to increased program exhibitions.

Programming that was produced or co-produced by the Company’s production group and is broadcast on network television includes, among others, Seal Team (CBS), NCIS (CBS), Bull (CBS), Kevin Can Wait (CBS), Madam Secretary (CBS), Scorpion (CBS), Criminal Minds (CBS) and Jane the Virgin (The CW). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including international and/or off‑network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or international markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company’s objective is to recoup its costs and earn a profit through various forms of distribution, including international licensing, domestic syndication and digital streaming of episodes. Generally, international sales of network series are made within one year of the U.S. network run and series must have a network run of at least three or four years to be successfully sold in domestic off-network syndication; however, increasingly, these time frames are being shortened, particularly for sales to digital streaming services. In off-network syndication, the Company distributes series, such as Hawaii Five-O, Criminal Minds, Blue Bloods, Elementary, NCIS, NCIS: Los Angeles and NCIS: New Orleans as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Wheel of Fortune, Jeopardy!, Entertainment Tonight, Inside Edition, Dr. Phil, The Doctors, Rachael Ray, Hot Bench and Judge Judy and produces The Good Fight, Star Trek: Discovery and No Activity for streaming on CBS All Access. The Company also distributes syndicated and other programming internationally.

The Company continues to monetize its content through digital media.  It enters into and renews numerous multi-year licensing agreements for distribution of certain of its programming to various services reaching countries throughout the world, particularly the U.S., Canada and in Europe.  These services include the digital streaming on subscription or advertiser supported video-on-demand services, including services by Amazon, Bell Media, Netflix, Stan Entertainment and Telefonica; broadband pay television services, including AT&T’s DIRECTV NOW, fuboTV, Hulu with Live TV, Sony’s PlayStation Vue and YouTube TV; and the digital downloading on various electronic sell-through services owned by Amazon, Apple, Google and Microsoft, among others.

Fees for television programming licensed for syndication and digital streaming are recorded as revenues at the beginning of the license period in which the programs are made available for exhibition, which, among other reasons, may cause substantial fluctuations in the Entertainment segment’s operating results. Unrecognized revenues attributable to such license agreements were $670 million and $749 million at December 31, 2017 and December 31, 2016, respectively.

In November 2017, the Company acquired Ten Network Holdings Limited, one of three major commercial broadcast networks in Australia, including the channels TEN®, ONE® and ELEVEN® which broadcast a mix of news, sports and entertainment programming, together with the digital platform tenplay®. Network Ten principally derives revenue from the sale of advertising for its network broadcasts and related digital services. The Company also has interests in domestic and international joint ventures. The Company owns a 50% interest in a joint venture with Lionsgate, which owns and operates the entertainment cable network, Pop®. The Company owns a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates channels in the U.K. and Ireland, including CBS Action™, CBS Drama™, CBS Reality™ and Horror Channel™. The Company also owns a 30% interest in a joint venture with another subsidiary of AMC Networks, which owns and operates cable and satellite channels in Europe, the Middle East and Africa broadcasting CBS programming and branded as CBS Action, CBS Reality and CBS Europa™.

CBS Interactive. CBS Interactive is one of the leading global publishers of premium content on the internet, delivering this content via Web properties, mobile properties and CBS apps on mobile, as well as internet-connected television and other device platform apps. CBS Interactive is ranked among the top internet properties in the world according to comScore Media Metrix. CBS Interactive’s leading brands, including CNET®, CBS.com™, CBS All Access, CBSSports.com™, 247Sports®, GameSpot®, MaxPreps®,TVGuide.com™, CBSNews.com™, CBSN, ZDNet®, Last.fm®, and MetroLyrics.com®, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.‑based business, which reached approximately 154 million U.S. multi-platform unique monthly visitors during December 2017 according to comScore Media Metrix, January 2018, CBS Interactive operates in Asia, Australia and Europe.

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

CBS Interactive owns and operates digital properties, including: CNET, one of the preeminent digital properties for technology and consumer electronics information and featuring news, reviews, downloads and instructional and entertaining video and audio shows about technology; CNET en Espanol ®, which delivers CNET.com’s information in the U.S. to Spanish speakers; TVGuide Digital™, which provides comprehensive information about television programming; GameSpot, a leading gaming information digital property providing video game reviews and previews, news, eSports, Webcasts, videos, and game downloads; CBSSports Digital™, which provides sports content, fantasy sports, community and e‑commerce features, and also owns and operates MaxPreps; 247Sports; Scout; Last.fm, which is a music recommendation, discovery and social networking property; MetroLyrics.com, which is one of the most popular databases for song lyrics online; and TV.com, which is a destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks. During the first quarter of 2018, the Company expects to launch CBS Sports HQ™, a live digital streaming advertiser-supported sports news and highlights network available 24 hours a day, 7 days a week.

CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Further extending the CBS.com experience, the Company offers a CBS app for on-demand streaming of various programs from the Company’s current network and library programming to users on multiple digital platforms, including Android, iOS, Amazon Fire and Windows 10 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Amazon Channels, Chromecast, PlayStation, Roku, Samsung Smart TVs and Xbox connected device platforms, among others. CBS Interactive operates CBS All Access, the Company’s digital streaming subscription service, which includes a commercial-free option for on-demand content. CBS All Access offers an on-demand selection of both current and library programming and original series, such as The Good Fight, Star Trek: Discovery and No Activity, CBSN’s live and original reporting as well as the ability to stream live programming from local CBS Television Stations and certain CBS television station affiliates. Also, live, local NFL games broadcast by the CBS Television Network are streamed on certain CBS All Access platforms. CBS All Access is available at CBS.com and on the multiple digital platforms described above through the CBS app and is scheduled to commence during the first half of 2018 in Canada. CBS Interactive also operates CBSN, a live digital streaming advertiser-supported news network available 24 hours a day, seven days a week. CBSN is available at CBSNews.com and on the multiple digital platforms described above through the CBS News app. Through the CBS Audience Network™, the Company delivers video content from its digital properties and television stations and affiliated television stations under an advertiser-supported distribution model to third-party digital properties. The growing slate of the Company’s content available online includes full episodes, clips and highlights based on CBS, CBS Sports Network and Showtime Networks programming as well as original made-for-the-Web content.

CBS Films. CBS Films produces, acquires and distributes theatrical motion pictures across all genres. The budget for each picture is intended to be up to $50 million (or, in certain cases, higher where a co-financing partner is involved) plus advertising and marketing costs at a level consistent with industry custom. The majority of motion pictures produced or acquired by CBS Films is intended for a wide, commercial theatrical release, similar to motion pictures typically produced and released by major studios. CBS Films’ theatrical releases in 2017 were Dean, The Sense of An Ending and American Assassin.

In general, motion pictures produced or acquired by CBS Films are exhibited theatrically in the U.S. and internationally, followed by exploitation via home entertainment (including DVDs and Blu-ray Discs and electronic rental and sell-through), video-on-demand, pay-per-view, pay television, free television and basic cable, digital media outlets, including subscription video-on-demand, and, in some cases, other channels such as airlines and hotels. CBS Films exploits its motion pictures (including certain ancillary rights such as licensing and merchandising) and generates revenues in all media in the relevant release windows either directly, through affiliated CBS entities, or via third-party distribution arrangements, including CBS Films’ multi-year agreement with Lions Gate Films, which was extended in November 2017, for Lions Gate Films to distribute CBS Films’ new wide-release motion pictures in all media, except U.S. pay television.

Entertainment Competition.

Television Network. The broadcast television environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks, such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services, as well as other media, including DVDs and Blu-ray Discs, digital program services, such as Netflix and Hulu, print and the internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country which are necessary to ensure the effective distribution of network programming to a nationwide audience.

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

CBS Interactive. CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals, such as AOL, MSN and Yahoo!; search engines such as Google, Yahoo! and Bing; online comparison shopping and retail properties, including Amazon.com; vertical content sites in the categories that CBS Interactive’s brands serve, such as technology, gaming, music, news, business, food, entertainment and lifestyle focused digital properties; other content sites and apps, such as ESPN.com, HBO GO, Hulu and Netflix, as well as major television broadcast company digital properties, including digital streaming services and apps; and platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

CBS Films. Motion picture production and distribution is a highly competitive business. During the life cycle of the development and production of a motion picture project, CBS Films must compete for the rights to compelling underlying source material and talent such as writers, producers, directors, on-screen performers and other creative personnel. CBS Films must also compete with other buyers for the acquisition of third-party produced motion pictures. Once a motion picture is completed or acquired, CBS Films must compete with numerous other motion pictures produced and/or distributed by various studios and independent producers, including Paramount Pictures Corporation, Walt Disney Studios Motion Pictures, Warner Bros. Entertainment Inc., Lions Gate Entertainment, STX Entertainment, Metro-Goldwyn-Mayer Studios Inc., Lakeshore Entertainment Group, and digital program services, such as Netflix, among others, for audience acceptance as well as limited exhibition outlets across all of the relevant release windows. In addition, the ultimate consumer has many options for entertainment other than motion pictures including video games, sports, travel, outdoor recreation, the internet, and other cultural and computer-related activities.

Cable Networks (18%, 16% and 18% of the Company’s consolidated revenues in 2017, 2016 and 2015, respectively, and 35%, 33% and 37% of the Company’s total segment operating income in 2017, 2016 and 2015, respectively)

The Cable Networks segment is composed of Showtime Networks, which operates the Company’s premium subscription program services, including a digital streaming subscription offering; CBS Sports Network, the Company’s cable network focused on college athletics and other sports; and Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel and a digital streaming subscription service.

Showtime Networks. Showtime Networks owns and operates three commercial-free, premium subscription program services in the U.S.: Showtime, offering original series, recently released theatrical feature films, documentaries, boxing and other sports-related programming, and special events; The Movie Channel, offering recently released theatrical feature films and related programming; and Flix, offering theatrical feature films primarily from the last several decades; and a digital streaming subscription offering of the Showtime service. At December 31, 2017, subscriptions to Showtime (including its digital streaming subscription offering) totaled approximately 25 million in the U.S., certain U.S. territories and Bermuda.

The Showtime digital streaming subscription offering allows subscribers to view on-demand programming as well as the live telecast of the east and west coast feeds of Showtime, and is available for purchase (without a traditional MVPD video subscription) at showtime.com™, through the Showtime app on multiple digital platforms, including Apple, Android and Roku devices, and as an add-on subscription to Amazon Prime, DIRECTV NOW, fuboTV, Hulu, Sony’s PlayStation Vue, Sling TV and YouTube TV. Showtime Networks also makes Showtime Anytime®, an authenticated version of Showtime, available at showtimeanytime.com™ and, via certain internet-connected devices, through a Showtime Anytime app, free of charge to Showtime subscribers as part of their Showtime subscription through participating Showtime Networks’ distributors. Showtime Anytime enables Showtime subscribers to view on-demand programming as well as the live telecast of the east and west coast feeds of Showtime. Versions of Showtime, The Movie Channel and Flix are also available on-demand, enabling traditional television subscribers to watch individual programs at their convenience. Showtime Networks additionally operates the Website SHO.com™ which promotes Showtime, The Movie Channel and Flix programming, and provides information and entertainment and other services.

Showtime Networks derives revenue principally from the license of its program services to numerous MVPDs, with a substantial portion of such revenue coming from three of the largest such distributors. The costs of acquiring exhibition rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from motion picture studios and other distributors typically covering the U.S. and Bermuda for varying durations, including exclusive motion picture output agreements with CBS Films, Open Road Films, STX Entertainment, Amblin Partners and IFC Films. Showtime Networks’ original series telecast in 2017 included Ray Donovan, Billions, SMILF, The Affair, The Circus, I’m Dying Up Here, Shameless and Twin Peaks, among others. In 2017, Showtime Networks also telecast documentaries, such as Becoming Cary Grant, Whitney: Can I Be Me and George Michael: Freedom, and various sports-related programs, including Inside the NFL and A Season With Navy Football. Showtime Networks also produces and/or provides special events on a pay-per-view basis, including Floyd Mayweather’s pay-per-view boxing match against Conor McGregor in August 2017.

Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives revenue by licensing rights it retains in certain of its original programming. The Company enters into licensing arrangements with television networks, internet content distributors, such as Amazon and Netflix, and/or other media companies for the exhibition of certain Showtime original programming domestically and in various international territories. For example, the Company has output agreements, including with Bell Media Inc. for Canada, with Sky-affiliated entities for Austria, Germany, Ireland, Italy and the U.K., and with Moviestar + for Spain. During 2017, Showtime Networks entered into output agreements with Canal + Group for France, Fox Networks Group Asia for Southeast Asia, and Hotstar’s streaming service for India.

Showtime Networks also owns a majority of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks makes Smithsonian Channel content available on an on-demand and authenticated basis to certain distributors in the U.S. and licenses Smithsonian Channel content outside of the U.S., including in connection with Smithsonian Channel in Canada, in which Smithsonian Networks owns a minority interest. In addition, Smithsonian Networks operates Smithsonian Channel in Singapore. Smithsonian Networks also operates the Website SmithsonianChannel.com™ and various apps, which promote Smithsonian Channel programming and provide information and entertainment services.

CBS Sports Network. CBS Sports Network is a 24 hours a day, seven days a week cable program service that provides sports and related content, with a strong focus on college sports. The network televises over 700 live professional, amateur and collegiate events annually, highlighted by Division I college football, basketball, hockey and lacrosse, as well as professional bull riding (PBR), professional lacrosse (MLL), arena football (AFL), Tough Mudder, CrossFit and various styles of motor sports events (including asphalt, dirt, and off road racing). In addition, the network showcases a variety of original programming, including documentaries, features and studio shows, highlighted by NFL Monday QB, That Other Pre-Game Show (TOPS), Inside College Basketball, Inside College Football, Time to Schein and a first of its kind all-female panel talk show, We Need to Talk. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, Masters Tournament and PGA Championship, and for Showtime Networks relating to Showtime Championship Boxing. CBS Sports Network produces weekday simulcasts of the radio shows The Morning Show with Boomer and Gio, Tiki and Tierney and, commencing in January 2018, The Jim Rome Show. Further, CBS Sports Network televises a diverse slate of additional programming under the CBS Sports Spectacular™ brand, including mixed martial arts, skiing, bowling, surfing, boxing, horse racing, volleyball and cheerleading, among other events. CBS Sports Network had approximately 52 million subscribers as of December 31, 2017. The network derives its revenues from subscription fees and the sale of advertising. CBS Sports Network has secured carriage arrangements with the top MVPDs. The Company also has agreements for the digital streaming of CBS Sports Network programming on several digital streaming services, including fuboTV, Hulu with Live TV, PlayStation Vue and YouTube TV.

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

The terms and favorable renewal of agreements with distributors for the distribution of the Company’s subscription program services are important to the Company. The effects of industry consolidation and other marketplace factors make it more difficult to reach and maintain favorable terms and positioning, which could increase costs and have an adverse effect on revenues.

Publishing (6% of the Company’s consolidated revenues in each of 2017, 2016 and 2015, and 5%, 4% and 4% of the Company’s total segment operating income in 2017, 2016 and 2015, respectively)

The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

Simon & Schuster publishes and distributes adult and children’s consumer books in printed, digital and audio formats in the U.S. and internationally. Its digital formats include electronic books and audio books. Simon & Schuster’s major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books, Gallery Books, Touchstone and Howard Books®. Simon & Schuster’s major children’s imprints include Simon Pulse®, Aladdin®, Atheneum Books for Young Readers®, Margaret K. McElderry Books™, Saga Press™ and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the products of certain CBS businesses as well as those of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on its own Websites, social media, general internet sites as well as those dedicated to individual titles. Its created assets include online videos showcasing Simon & Schuster authors and new releases on AOL, YouTube, Amazon, Bio.com, MSN.com, Google Newsstand, iTunes, SimonandSchuster.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada, Simon & Schuster Australia, Simon & Schuster India and other distributors, as well as the publication of locally originated titles by its international companies.

In 2017, Simon & Schuster had 195 New York Times bestsellers in hardcover, paperback and electronic formats, collectively, including 30 New York Times #1 bestsellers. Best-selling titles in 2017 include What Happened by Hillary Rodham Clinton, Sleeping Beauties by Stephen King and Owen King, and Leonardo DaVinci by Walter Isaacson. Best-selling children’s titles include Dork Diaries 12: Tales from a Not-So-Secret Crush Catastrophe by Rachel Renée Russell, Lord of Shadows by Cassandra Clare, and It Takes a Village by Hillary Rodham Clinton. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster’s books over the internet.

The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end‑of‑year holiday season. Major new title releases represent a significant portion of Simon & Schuster’s sales throughout the year. Simon & Schuster’s top two accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. In 2017, the sale of digital content represented approximately 22% of Simon & Schuster’s revenues. The Company expects that electronic books will continue to represent a significant portion of Simon & Schuster revenues in the coming years.

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

Local Media (12%, 14% and 12% of the Company’s consolidated revenues in 2017, 2016 and 2015, respectively, and 18%, 22% and 19% of the Company’s total segment operating income in 2017, 2016 and 2015, respectively)

The Local Media segment is composed of CBS Television Stations, the Company’s 29 owned broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The licenses are renewable every eight years. The Company’s television stations are located in the 5 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area (“DMA”) in 10 major markets. These multiple station markets are: New York (market #1), Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #8), Boston (market #10), Detroit (market #14), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #24). This group of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming.

The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. In addition, the CBS Television Stations group receives retransmission fees from MVPDs for authorizing the MVPDs’ carriage of the Company’s owned television stations. The Company also has agreements for the digital streaming of the Company’s owned television stations on several digital streaming services, including DIRECTV NOW, fuboTV, Hulu with Live TV and YouTube TV. The Company’s digital streaming subscription service, CBS All Access, offers an extensive on-demand selection of both current programming and library, original series as well as the ability to stream live programming from local CBS Television Stations and certain CBS television station affiliates. CBS All Access is available at CBS.com and through the CBS app on multiple digital platforms. The Company’s television stations have a digital presence on CBS Local Websites which are operated by CBS Local Digital Media.  The CBS Local Websites and related apps promote the Company’s stations’ programming as well as provide live and on-demand news, traffic, weather, entertainment and sports information, among other services for their local communities. The CBS Local Websites principally derive revenues from the sale of advertising.  The “Television Stations and CBS Local Digital Media Websites” table below includes information with respect to these properties within U.S. television markets. CBS Television Stations and Weigel Broadcasting own and operate through an approximately 50/50 joint venture DECADES™, a national entertainment program service featuring classic television content, movies and original programming for local television stations’ digital sub-channels, which utilize a local television station's available broadcast spectrum to provide a companion to that station's primary channel.

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

Television Stations and CBS Local Digital Media Websites
The following table sets forth information regarding the Company’s owned television stations and related CBS Local Digital Media Websites, as of February 14, 2018, within U.S. television markets:

Television Market and Market Rank(1)	Stations	Type	Network Affiliation	CBS Local Digital Media(2) Websites
New York, NY (#1)	WCBS‑TV	UHF	CBS	newyork.cbslocal.com
	WLNY‑TV	UHF	Independent

Los Angeles, CA (#2)	KCAL‑TV	VHF	Independent	losangeles.cbslocal.com
	KCBS‑TV	UHF	CBS

Chicago, IL (#3)	WBBM‑TV	VHF	CBS	chicago.cbslocal.com

Philadelphia, PA (#4)	KYW‑TV	UHF	CBS	philadelphia.cbslocal.com
	WPSG‑TV	UHF	The CW

Dallas‑Fort Worth, TX (#5)	KTVT‑TV	UHF	CBS	dfw.cbslocal.com
	KTXA‑TV	UHF	Independent

San Francisco, CA (#8)	KPIX‑TV	UHF	CBS	sanfrancisco.cbslocal.com
	KBCW‑TV	UHF	The CW

Atlanta, GA (#9)	WUPA-TV	UHF	The CW	atlanta.cbslocal.com

Boston, MA (#10)	WBZ‑TV	UHF	CBS	boston.cbslocal.com
	WSBK‑TV	UHF	MyNetworkTV

Seattle‑Tacoma, WA (#12)	KSTW‑TV	VHF	The CW	seattle.cbslocal.com

Tampa‑St. Petersburg, FL (#13)	WTOG‑TV	UHF	The CW	tampa.cbslocal.com

Detroit, MI (#14)	WKBD‑TV	UHF	The CW	detroit.cbslocal.com
	WWJ‑TV	UHF	CBS

Minneapolis, MN (#15)	WCCO‑TV	UHF	CBS	minnesota.cbslocal.com
	KCCW‑TV(3)	VHF	CBS

Miami-Ft. Lauderdale, FL (#16)	WFOR‑TV	UHF	CBS	miami.cbslocal.com
	WBFS‑TV	UHF	MyNetworkTV

Denver, CO (#17)	KCNC‑TV	UHF	CBS	denver.cbslocal.com

Sacramento, CA (#20)	KOVR-TV	UHF	CBS	sacramento.cbslocal.com
	KMAX-TV	UHF	The CW

Pittsburgh, PA (#24)	KDKA-TV	UHF	CBS	pittsburgh.cbslocal.com
	WPCW-TV	VHF	The CW

Baltimore, MD (#26)	WJZ‑TV	VHF	CBS	baltimore.cbslocal.com

Indianapolis, IN (#28)	WBXI-CA(4)	UHF	Independent

(1)	Television market (DMA) rankings based on Nielsen Media Research Local Market Universe Estimates, September 2017.

(2)
The Company’s television stations’ Websites, which are operated by the CBS Local Digital Media group, promote the stations’ programming and provide news, traffic, weather, entertainment and sports information, among other services for their local communities.

(3)	KCCW-TV is operated as a satellite station of WCCO-TV.

(4)	WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC’s ownership rules.

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

Intellectual Property and Privacy

Laws affecting intellectual property are of significant importance to the Company. (See “Intellectual Property” on page I-15 for more information on the Company’s brands).

Unauthorized Distribution of Copyrighted Content and Piracy. Unauthorized distribution, reproduction or display of copyrighted material in digital formats without regard to content owners’ copyright rights in television programming, motion pictures, video clips and books, such as through pirated DVDs and Blu-ray Discs, unauthorized stored copies and live streaming, internet downloads, file “sharing” and peer-to-peer services, is a threat to copyright owners’ ability to protect and exploit their property. The Company’s digital delivery services and commercial arrangements with digital content providers help reduce the risks associated with unauthorized access to its content. The Company is also engaged in enforcement and other activities to protect its intellectual property and participates in various litigation, public relations programs and legislative activity. These business strategies and enforcement efforts are dependent upon laws and practices that protect the rights of creators and authorized distributors of content.

Laws and Content. The Company derives revenues from the creation and exploitation of creative content, for which the copyright law, including in the U.S. and other laws in other jurisdictions, grants certain exclusive rights, including to reproduce, publicly perform and distribute such content. The duration of the protection afforded to the Company’s intellectual property depends on the type of property and the laws and regulations of the relevant jurisdiction. Any changes to copyright laws or related regulations that enable the Company to control the distribution of its content, including through court decisions, which diminish the scope of a copyright owner’s exclusive rights, could impact the Company. Proposed legal amendments, such as to the law governing territorial exclusivity of the distribution of content in Europe, could adversely impact the Company’s ability to control and distribute its content.

Privacy. The laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company’s interactive businesses. The Company monitors and considers these laws and regulations in the design and operation of its Websites, digital content services and legal and regulatory compliance programs.

Broadcasting

General. Television broadcasting is subject to the jurisdiction of the FCC pursuant to the Communications Act. The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; determine stations’ frequencies, locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; and to impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and, in egregious cases, license revocation or denial of license renewals.

Under the Communications Act, the FCC also regulates certain aspects of the operation of MVPDs and certain other electronic media that compete with broadcast stations.

Indecency and Profanity Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC’s maximum forfeiture penalty per station for broadcasting indecent or profane programming is approximately $397,000 per indecent or profane utterance with a maximum forfeiture exposure of approximately $3.7 million for any continuing violation arising from a single act or failure to act. The Company has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material.

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

Ownership Regulation. The Communications Act and FCC rules and regulations limit the ability of individuals and entities to have certain official positions or ownership interests, known as “attributable” interests, above specific levels in broadcast stations as well as in other specified mass media entities. In seeking FCC approval for the acquisition of a broadcast station license, the acquiring person or entity must demonstrate that the acquisition complies with the FCC’s ownership rules or that a waiver of the rules is in the public interest.

In November 2017, as part of its quadrennial review of broadcast ownership rules, the FCC issued an Order on Reconsideration in which it eliminated or modified many of its ownership rules, which are briefly summarized below.

Local Television Ownership. Under the FCC’s local television ownership rule, one party may own up to two television stations in the same DMA, so long as at least one of the two stations is not among the top-four ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC. In addition, the FCC will consider whether to permit acquisitions of a second top-four ranked television station in the same market on a case-by-case basis if doing so would serve the public interest, convenience and necessity. “Satellite” television stations that simply rebroadcast the programming of a “parent” television station are exempt from the local television ownership rule if located in the same DMA as the “parent” station.

Television National Audience Reach Limitation. Under the national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. In April 2017, the FCC reinstated the UHF discount, pursuant to which a UHF television station is attributed with reaching only 50% of the television households in its market. In December 2017, the FCC issued a Notice of Proposed Rulemaking pursuant to which it will consider modifying, retaining or eliminating the 39% national television audience reach limitation and/or the UHF discount. The Company currently owns and operates television stations that reach approximately 38% of all U.S. television households not taking into account the UHF discount.

Cross-Ownership Rules. In November 2017, The FCC’s Order on Reconsideration eliminated the radio-television cross-ownership rule, which limited the common ownership of radio and television stations in the same market; and eliminated the newspaper-broadcast cross-ownership rule, which generally prohibited the common ownership of a television or radio station and daily newspaper in the same market.

Dual Network Rule. The dual network rule prohibits any of the four major networks, ABC, CBS, FOX and NBC, from combining.

Attribution of Ownership. Under the FCC’s attribution rules, a direct or indirect purchaser of various types of securities of an entity which holds FCC licenses, such as the Company, could violate the foregoing FCC ownership regulations or policies if that purchaser owned or acquired an “attributable” interest in other media properties. Under the FCC’s rules, an “attributable” interest for purposes of the FCC’s broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless the interest holder is properly “insulated” from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent. The FCC is reviewing its single majority voting stockholder attribution exemption, which renders as non‑attributable voting interests up to 49% in a licensee controlled by a single majority voting stockholder. Because NAI holds an attributable interest in both the Company and Viacom Inc., the business of each company is attributable to the other for certain FCC purposes, which may have the effect of limiting and affecting the activities, strategic business alternatives and business terms available to the Company. (See Item 1A. “Risk Factors-The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes, Which May Limit Business Opportunities”).

Alien Ownership. In general, the Communications Act prohibits foreign individuals or entities from owning more than 25% of the voting power or equity of the Company. FCC approval is required to exceed the 25% threshold.

Cable and Satellite Carriage of Television Broadcast Stations. The 1992 Cable Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, a television station must elect, with respect to cable systems within its DMA, either “must carry” status, pursuant to which the cable system’s carriage of the station is mandatory, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage and secures instead the right to negotiate consideration in return for consenting to carriage. The Company’s owned television stations have elected the retransmission consent option in substantially all cases and, since 2006, the Company has implemented a systematic process of seeking monetary consideration for its retransmission consent.

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

Program Access. Under the Communications Act, vertically integrated cable programmers (more fully described below) are generally prohibited from offering different prices, terms or conditions for programming to competing MVPDs unless the differential is justified by certain permissible factors set forth in the FCC’s regulations. The FCC also assesses the competitive impact of exclusive distribution arrangements between vertically integrated cable programmers and cable operators on a complaint-based process, using a case-by-case review. A cable programmer is considered to be vertically integrated under the FCC’s program access attribution rules if it owns or is owned in whole or in part by either a cable operator or a telephone company that provides video programming directly to subscribers.

The Company’s wholly owned program services are not currently subject to the program access rules. The Company’s flexibility to negotiate the most favorable terms available for carriage of these services and its ability to offer cable operators exclusive programming could be adversely affected if it were to become subject to the program access rules. Because the Company and Viacom Inc. are under common control by NAI, Viacom Inc.’s businesses could be attributable to the Company for purposes of the FCC’s program access rules. (See Item 1A. “Risk Factors-The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes, Which May Limit Business Opportunities”).

National Broadband Plan. Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions to reclaim spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. As part of these auctions, which commenced in 2016 and concluded in March 2017, the Company surrendered the spectrum for KCCO-TV, which was a satellite television station of the Company’s television station, WCCO-TV, in Minneapolis. The television stations that continue their operations after the auctions may have to change channels as the FCC “repacks” the remaining spectrum dedicated to broadcast television use. The legislation provides that the FCC will assist television stations in retaining their current coverage areas, no UHF band stations will be forced into the VHF band and a fund was established to at least partially reimburse broadcasters for reasonable relocation expenses relating to the spectrum‑repacking.

Broadcast Transmission Standard. In November 2017, the FCC adopted an Order authorizing television broadcasters to voluntarily begin broadcasting in the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also called “ATSC 3.0,” subject to certain requirements, including the obligation of high power television stations to continue broadcasting a generally identical program stream in the current ATSC 1.0 broadcast standard. The ATSC 3.0 standard can be used to offer better picture quality and improved mobile broadcast viewing. A television station converting to ATSC 3.0 operation will incur significant costs in equipment purchases and upgrades and will require consumers to obtain new equipment to be able to view ATSC 3.0 broadcasts. It is too early to predict the impact of the ATSC 3.0 transition by television stations on the Company’s operations.

INTELLECTUAL PROPERTY

The Company creates, owns, distributes and exploits under licenses its intellectual property worldwide. It is the Company’s practice to protect its products, including its television and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CBS All Access®, CBSN®, CNET®, Showtime®, Showtime Anytime®, The Movie Channel®, Flix®, CBS Films®, Network Ten®, TEN®, ONE®, ELEVEN®, tenplay®, CBS Audience Network®, TV.com™, Last.fm®,

MetroLyrics®, CSI:®, NCIS®, Entertainment Tonight®, Star Trek®, Simon & Schuster®, CBS Sports Network®, CBS Interactive™, CBS Local Digital Media™ and all the call letters for the Company’s stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

At December 31, 2017, the Company employed approximately 12,700 full-time and part-time salaried employees and had approximately 4,030 additional project-based staff.

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

Item 1A. Risk Factors.

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS

This document, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the documents incorporated by reference into this Annual Report on Form 10-K, contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth below. Additional risks, uncertainties and other factors may be described in the Company’s filings made under the securities laws. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

RISK FACTORS

For an enterprise as large and complex as the Company, a wide range of factors could affect its business and financial results. The factors described below are considered to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on the Company’s future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The Company’s Success and Profitability Are Dependent Upon Audience Acceptance of Its Content, Including Its Television Programs and Motion Pictures, Which Is Difficult to Predict

Television, motion picture and other content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of such content, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a program or motion picture also depends upon the quality and acceptance of other competing programs and motion pictures released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of evolving ratings technologies and measurements, and viewership on platforms or devices, such as tablets, smart phones and other mobile devices, that is not being measured, could have an impact on the Company’s program ratings and advertising revenues. For example, while C-7, a current television industry ratings system, measures live commercial viewing plus seven days of digital video recorder (“DVR”) and video-on-demand playback, the viewership occurring on subsequent days of DVR and video‑on‑demand playback and online and mobile viewership are excluded from C-7 and other subsequent ratings. Also, consumer viewership of OTT services continues to grow and is under measured. Low ratings can lead to lower pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company’s television stations will generate the same level of revenues or profitability as previous programming. In addition, the success of the Company’s cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. The theatrical success of a motion picture, based in large part upon audience acceptance, is a significant factor in determining the revenues it is likely to generate in home entertainment sales, licensing fees and other exploitation during the various other distribution windows. Consequently, low public acceptance of the Company’s content, including its television and OTT programs, motion pictures and publications, will have an adverse effect on the Company’s results of operations. In addition, any decreased popularity of programming for which the Company has incurred significant commitments could have an adverse effect on its profitability. Programming and talent commitments of the Company, estimated to aggregate approximately $10.41 billion as of December 31, 2017, primarily included $7.30 billion for sports programming rights, $2.44 billion relating to the production and licensing of television and film programming, and $672 million for talent contracts with $794 million of these amounts payable in and after 2023. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the programming the Company expects to distribute, could lead to decreased profitability or losses for a significant period of time.

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

The Company derives substantial revenues from the sale of advertising on its broadcast and basic cable networks, television stations, syndicated programming, and digital properties. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly a major market, such as Los Angeles, New York or Chicago, in which the Company owns and operates sizeable businesses, could alter current or prospective advertisers’ spending priorities. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical segments, represent a significant portion of the Company’s advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors’ advertising expenditures may adversely affect the Company’s revenue. Advertisers’ willingness to purchase advertising from the Company may also be affected by a decline in audience ratings for the Company’s programming, the inability of the Company to retain the rights to popular programming, increasing audience fragmentation caused by new program channels and the proliferation of media formats, including the internet and video‑on‑demand and the deployment of portable digital video devices and new technologies, which allow consumers to live stream and time shift programming, make and store digital copies and skip or fast‑forward through advertisements. In addition, the pricing and volume of advertising may be affected by shifts in spending toward digital and mobile offerings , which can deliver targeted advertising promptly, from more traditional media, or toward newer ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as beneficial to the Company as traditional advertising methods. Any reduction in advertising expenditures could have an adverse effect on the Company’s revenues and results of operations.

Failure by the Company to Obtain, Create and Retain the Rights Related to Popular Programming Could Adversely Affect the Company’s Revenues

The Company’s revenue from its television, cable networks, digital services and motion picture business is partially dependent on the Company’s continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication, however, increasingly, these time frames are being shortened. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company’s revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network’s most widely viewed broadcasts, including golf’s Masters Tournament, the PGA Championship, NFL games, NCAA Division I Men’s Basketball Tournament games, and series such as The Big Bang Theory, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations. CBS Films competes for compelling source material for and the talent necessary to produce motion pictures, as well as with other buyers for the acquisition of third‑party produced motion pictures. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company’s failure to obtain or retain rights to popular content could adversely affect the Company’s revenues.

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services, Standards and Changes in Consumer Behavior in Order to Remain Competitive

Video, telecommunications and data services technologies used in the entertainment industry are changing rapidly as are the digital publishing and distribution models for books. Advances in technologies or alternative methods of product delivery or storage, including “cloud-based” DVR storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company’s businesses. Examples of the foregoing include the convergence of television broadcasts and online delivery of programming to televisions and other devices, video-on-demand platforms, tablets, new video and electronic book formats, user-generated content sites, internet and mobile distribution of video content via streaming and downloading, simultaneous live streaming of broadcast content, and place-shifting of content from the home to portable devices on which content is viewable outside the home. For example, devices that allow users to view television programs on a time-delayed basis; technologies, such as DVRs, that enable users to fast-forward or skip advertisements or increase the sharing of subscription content; systems that allow users to access copyrighted product of the Company over the internet or other media; and portable digital devices and systems that enable users to view programming or store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers and adversely affect its revenues. Also, the growing uses of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions, user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. In addition, further increases in the use of internet-connected television or other digital devices, which allow users to consume content on-demand and in remote locations while avoiding traditional commercial advertisements or subscription payments, could adversely affect the Company’s television broadcasting advertising and subscription revenues. Users who reduce, cancel or never had cable television subscription services are also known as “cord-shavers,” “cord-cutters” or “cord-nevers,” respectively. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television and video programming options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the internet to view on television monitors or other devices, which could diminish viewership of the Company’s programming. Generally, changing consumer behavior may impact the Company’s traditional distribution methods, for example, by reducing viewership of its programming (including motion pictures), the demand for DVD and Blu-ray Disc product and/or the desire to see motion pictures in theaters, which could have an adverse impact on the Company’s revenues and profitability. Also, the impact of technological changes on traditional distributors of video programming may adversely affect the Company’s cable networks’ ability to grow revenue. Anticipating and adapting to changes in technology and the consumption of content on a timely basis and exploiting new sources of revenue from these changes will affect the Company’s ability to continue to increase its revenue.

Piracy of the Company’s Programming and Other Content, Including Digital Piracy, May Decrease Revenue Received from the Exploitation of the Company’s Programming and Other Content and Adversely Affect Its Businesses and Profitability

Piracy of programming (including motion pictures), books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content, which facilitates the creation, transmission and sharing of high quality unauthorized copies of the Company’s content. Technological advances, which facilitate the streaming of programming via the internet to television screens and other devices, may increase piracy. The proliferation of unauthorized access to content, including through unauthorized live streaming, streaming boxes programmed to seek pirated copies of content, the unauthorized premature release of content and unauthorized account sharing of subscription program services, has an adverse effect on the Company’s businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company’s businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate, evolve and present challenges for enforcement. The Company enforces its rights against entities that illegally secure and exhibit its content, including streaming the Company’s content without obtaining the consent of or paying compensation to the Company. Failure of legal protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company’s enforcement costs.

The Company’s Businesses Operate in Highly Competitive and Consolidating Industries

The Company competes with other media companies for high quality content to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various MVPD and other third-party digital platforms. The Company’s ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular programming, motion pictures and books and adapt to new technologies and distribution platforms. The consolidation of advertising agencies, distributors and television service providers also has increased their negotiating leverage and made competition for audiences, advertising revenue, and distribution more intense. In addition, consolidation among book retailers and the growth of online sales and electronic books sales have resulted in increased competition for limited physical shelf space for the Company’s publications and for the attention of consumers online. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; motion picture studios; the internet; non-traditional programming services; technological innovations in content distribution; terrestrial and satellite radio and portable devices; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company’s stations or networks, or stations or networks might engage in aggressive promotional campaigns. In book publishing, competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. Moreover, the growing use of self-publishing technologies by authors increases competition and could result in decreased use of traditional publishing services. This competition could result in lower ratings and advertising and subscription and other revenues or increased content costs and promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot be assured that it will be able to compete successfully in the future against existing, new or potential competitors, or that competition and consolidation in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.

The Loss of Affiliation Agreements or Retransmission Agreements or Renewals on Less Favorable Terms Could Materially Adversely Affect the Company’s Results of Operations

The CBS Television Network provides its affiliates with up to approximately 98 hours of regularly scheduled programming per week. In return, the CBS Television Network’s affiliated stations broadcast network-inserted commercials during that programming and pay the Company station affiliation fees. Loss of station affiliation agreements of the CBS Television Network could adversely affect the Company’s results of operations by reducing the reach of the Company’s programming and therefore its attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect the Company’s results of operations. Also, consolidation among television station group owners could increase their negotiating leverage. The non-renewal or termination of retransmission agreements with MVPDs or continued distribution on less favorable terms, could also adversely affect the Company’s revenues and its ability to distribute its network programming to a nationwide audience and affect the Company’s ability to sell advertising, which could have a material adverse effect on the Company’s results of operations. Showtime Networks, CBS Sports Network and Smithsonian Networks are also dependent upon the maintenance of distribution agreements with MVPDs and other third-party digital platforms and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks’, CBS Sports Network’s and Smithsonian Networks’ program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. Also, consolidation among MVPDs and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company’s ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all. In addition, MVPDs and digital streaming services continue to develop alternative offerings for consumers, including “skinny bundles,” which are generally smaller than the traditional program package or may allow the consumer to customize its package of program services. To the extent these packages do not include the Company’s programming and become widely accepted in lieu of traditional program packages, the Company could experience a decline in affiliate and subscription revenues.

The Company’s Operating Results Are Subject to Seasonal Variations and Other Factors

The Company’s business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences, on people’s viewing, reading, attendance and listening habits. Typically, the Company’s revenue from advertising increases in the fourth quarter, Simon & Schuster generates a substantial portion of its revenues in the second half of the year, and license fees for television programming and CBS Films’ revenue from motion pictures are dependent on the commencement of a license period, mix, number and availability of the Company’s television programming and motion pictures, as applicable, which may cause operating results to increase or decrease during a period and create non-comparable results relative to the corresponding period in the prior year. In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Breach of Security Measures Regarding Information Systems Could Disrupt Operations and Damage the Company’s Reputation and Could Materially Adversely Affect the Company’s Businesses and Results of Operations

Network and information systems and other technologies are important to the Company’s business activities. Despite the Company’s security measures and disaster recovery planning, network and information systems‑related events, such as computer compromises, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns, employee or partner error or malicious or other activities, and power outages, terrorism, natural or other disasters could result in a disruption or degradation of the Company’s services and operations, damage to equipment and data, loss of viewers and customer or advertiser dissatisfaction. These events could also result in the improper disclosure or loss of personal data, confidential information, intellectual property or other proprietary information, including through third parties which receive any of such information on a confidential basis for business purposes and could be subject to any of these events, and damage the Company’s reputation and require the Company to expend resources to remedy any such breaches. The occurrence of any of these events could have a material adverse effect on the Company’s business and results of operations.

Economic Conditions May Adversely Affect the Company’s Businesses and Customers

The U.S. and other countries where the Company operates experience slowdowns and volatilities in their economies from time to time. A downturn could lead to lower consumer and business spending for the Company’s products and services, particularly if customers, including advertisers, subscribers, licensees, retailers, theater operators and other consumers of the Company’s content offerings and services, reduce demands for the Company’s products and services. In addition, in unfavorable economic environments, the Company’s customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations, including distribution of the Company’s content. The Company is unable to predict the duration and severity of weakened economic conditions and such conditions and resultant effects could adversely impact the Company’s businesses, operating results, and financial condition.

Increased Programming and Content Costs May Adversely Affect the Company’s Profits

The Company produces and acquires programming (including motion pictures) and other content and incurs costs with respect to its content, including for all types of creative talent, including actors, authors, writers and producers, composers and publishers of music, as well as for marketing and distribution. An increase in any of these costs and increased competition from consolidated entities and new entrants with substantial resources into the market for the production and acquisition of new content may lead to decreased profitability.

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

Changes in Communications Laws or Other Regulations May Have an Adverse Effect on the Company’s Business

The television broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s licenses could have a material adverse effect on the Company’s revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television stations and its television networks. FCC regulations prohibit the common ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company’s ability to consummate future transactions and in certain circumstances could require it to divest some television stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company’s television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require television stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political or other advertising may adversely affect the Company’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned in whole or in part by cable distribution or telephone company systems) to all cable program services. The Company’s ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. Congress authorized the FCC to conduct voluntary auctions to reclaim spectrum utilized by broadcast television stations to provide additional spectrum for wireless broadband services. The television stations that will continue their operations after the auctions, which commenced in 2016 and concluded in March 2017, may have to change channels as the FCC “repacks” the remaining spectrum dedicated to broadcast television use. Congress allocated funds that will at least partially reimburse the costs related to stations repacking. It is difficult to predict the outcome of the FCC’s actions or their effect, if any, on the Company’s broadcasting properties. In addition, changes in or new interpretations of international laws and regulations governing the broadcast and distribution of content, competition and the internet, including those affecting data privacy, as well as proposed amendments to the law governing territorial exclusivity of the distribution of content in Europe, may have an adverse impact on the Company’s international businesses and internet properties. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against the Broadcast and Cable Industries Could Have an Adverse Effect on the Company’s Businesses and Results of Operations

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC enforces its indecency rules against the broadcasting industry. The FCC has found on a number of occasions that the content of television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending licensees. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. The fines for broadcasting indecent material per station are a maximum of approximately $397,000 per utterance. If the FCC denied a license renewal or revoked the license for one of the Company’s television stations, the Company would lose its authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to the Company’s ability to comply with the rules. Violation of indecency rules could lead to sanctions which may adversely affect the Company’s businesses and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of the Company’s cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

The Failure or Destruction of Satellites and Transmitter Facilities that the Company Depends Upon to Distribute Its Programming Could Materially Adversely Affect the Company’s Businesses and Results of Operations

The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters including extreme weather that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. Each of the Company’s television stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations.

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

The Loss of Key Personnel, Including Talent, Could Disrupt the Management or Operations of the Company’s Business and Adversely Affect Its Revenues

The Company’s business depends upon the continued efforts, abilities and expertise of its chief executive officer and other key employees and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace, and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company’s ability to execute its business strategy. While the Company does not maintain a written succession plan with respect to Chairman of the Board, in accordance with the Company’s Corporate Governance Guidelines, designated independent committees of the CBS Board together periodically review succession planning for the position of Chairman and report to the non-management directors of the CBS Board. Because approximately 79.5% of the voting shares are controlled by Sumner Redstone there can be no assurance now or in the future that he or the successors to the voting control may not seek to effect succession of the Chairman; however, and in all cases, the Board will elect the next Chairman by a majority vote of the Board. Additionally, the Company employs or independently contracts with several entertainment personalities and authors with significant loyal audiences or readership. Entertainment personalities are sometimes significantly responsible for the ranking of a television station and, therefore, the ability of the station to sell advertising, and an author’s popularity can be significantly responsible for the success of a particular book. The Company’s cable networks, CBS Television Studios and CBS Television Distribution produce programming and CBS Films produces motion pictures with highly regarded directors, actors and other talent who are important to attracting and retaining audiences for their content. There can be no assurance that these entertainment personalities, authors and talent will remain with or be drawn to the Company or will retain their current audiences or readership. If the Company fails to retain or attract these entertainment personalities, authors and talent or they lose their current audiences or readership, the Company’s revenues could be adversely affected.

The Company’s Liabilities Related to Discontinued Operations and Former Businesses Could Adversely Impact Its Financial Condition

The Company has recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to the media business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. The Company cannot be assured that its reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these liabilities may come due. Therefore, there can be no assurances that these liabilities will not have a material adverse effect on the Company’s financial position, operating performance or cash flow.

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company’s television, cable networks, interactive and motion picture businesses by disrupting the Company’s ability to provide scheduled services and programming or by causing delays in the production of the Company’s programming or motion pictures. Depending on its duration, any lockout, strike or work stoppage could have an adverse effect on the Company’s revenues, cash flows and/or operating income and/or the timing thereof.

Fluctuations in Foreign Exchange Rates and Political and Economic Risks Associated with the Company’s International Businesses Could Harm the Company’s Financial Condition or Results of Operations

The Company’s businesses operate and have customers worldwide. Certain of the Company’s revenues are earned and expenses are incurred in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations. Other inherent risks of doing business in international markets include changes in the economic environment, potentially adverse tax developments, export restrictions, exchange controls, tariffs and other trade and sanctions barriers, longer payment cycles, and changes in privacy and data protection laws. The Company may incur substantial expense as a result of the imposition of new restrictions or changes in the existing economic environment in the regions where it does business. For example, the ongoing “Brexit” processes to withdraw the U.K. from the European Union, which is expected to occur in March 2019, may adversely affect economic and market conditions in the U.K. and other regions where the Company conducts business and could contribute to volatility in foreign exchange markets. In addition, acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in advertising expenditures, which could materially adversely affect the Company’s business, financial condition or results of operations.

NAI, Through Its Voting Control of the Company, Is in a Position to Control Actions that Require Stockholder Approval

NAI, through its direct and indirect ownership of the Company’s Class A Common Stock, has voting control of the Company. At December 31, 2017, NAI directly or indirectly owned approximately 79.5% of the Company’s voting Class A Common Stock, and approximately 10.2% of the Company’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. Mr. Sumner M. Redstone is the beneficial owner of the controlling interest in NAI and, accordingly, beneficially owns all such shares. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the Company's Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company’s Board of Directors. In addition, Mr. David R. Andelman is a director of NAI and serves as a director of the Company. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. Other stockholders who may have different interests are unable to affect the outcome of the corporate actions of the Company for so long as NAI retains voting control.

Sales of NAI’s Shares of Common Stock Could Adversely Affect the Stock Price

At December 31, 2017, NAI directly or indirectly owned approximately 79.5% of the Company’s voting Class A Common Stock, and approximately 10.2% of the Company’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.  Based on information received from NAI, NAI has pledged to its lenders shares of the Company’s voting Class A common Stock and non-voting Class B Common Stock owned directly or indirectly by NAI.  The aggregate number of shares pledged by NAI represents approximately 4.4% of the total outstanding shares of voting Class A Common Stock and non-voting Class B Common Stock, on a combined basis.  The amount of the Company’s voting Class A Common Stock which NAI directly or indirectly owns and which has not been pledged by NAI to its lenders represents approximately 59.6% of the Company’s total voting Class A Common stock outstanding.  If there is a default on NAI’s debt obligations and the lenders foreclose on the collateral, the lenders cannot sell or transfer any pledged shares of the Company’s voting Class A Common Stock, unless such shares are converted into shares of the Company’s non-voting Class B Common Stock, and then such Class B Common Stock could be sold, which sale could adversely affect the Company’s share price.  Additionally, if the lenders foreclose on the pledged shares of voting Class A Common Stock, NAI will no longer directly or indirectly own those shares and such lenders would have voting rights in the Company. In addition, there can be no assurance that NAI or its subsidiaries at some future time will not sell or pledge additional shares of the Company’s stock, which could adversely affect the Company’s share price.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, 831,000 square feet of which is office space. The Company occupies approximately 275,000 square feet of the office space and leases the balance to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. Showtime Networks leases approximately 230,000 square feet at 1633 Broadway, New York, New York, under a lease which expires in 2026. Simon & Schuster leases approximately 300,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2034. CBS Interactive leases approximately 283,000 square feet of space at 235 Second Street, San Francisco, California, under a lease which expires in 2022. CBS Interactive subleases approximately 90,000 square feet of this space to third parties. The Company and its subsidiaries also own and lease office, studio and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S., Canada and several other foreign countries for its businesses. The Company considers its properties adequate for its present needs.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2017, the Company had pending approximately 31,660 asbestos claims, as compared with approximately 33,610 as of December 31, 2016 and 36,030 as of December 31, 2015. During 2017, the Company received approximately 3,530 new claims and closed or moved to an inactive docket approximately 5,480 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2017 and 2016 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $48 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against the Company are non-cancer claims. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has remained generally flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company’s estimate of its asbestos liabilities.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information concerning the executive officers of the Company as of February 14, 2018.

Name	Age	Title
Leslie Moonves	68	Chairman of the Board, President and Chief Executive Officer
Anthony G. Ambrosio	57	Senior Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer
Jonathan H. Anschell	49	Executive Vice President, Deputy General Counsel and Secretary
Joseph R. Ianniello	50	Chief Operating Officer
Richard M. Jones	52	Executive Vice President and General Tax Counsel
Lawrence Liding	49	Executive Vice President, Controller and Chief Accounting Officer
Gil Schwartz	66	Senior Executive Vice President and Chief Communications Officer
Lawrence P. Tu	63	Senior Executive Vice President and Chief Legal Officer

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

	Voting Class A		Non-Voting Class B
	Common Stock		Common Stock
	High	Low	High	Low

2017
1st quarter	$70.68	$62.25	$69.60	$61.95
2nd quarter	$71.07	$61.01	$70.10	$59.72
3rd quarter	$68.86	$57.45	$68.75	$56.91
4th quarter	$61.70	$53.00	$60.77	$52.75
2016
1st quarter	$59.99	$46.86	$55.38	$41.36
2nd quarter	$61.77	$53.13	$57.89	$50.53
3rd quarter	$61.51	$49.92	$58.22	$48.88
4th quarter	$66.99	$55.27	$65.09	$54.35
On February 1, 2018, the Company announced a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, payable on April 1, 2018. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2017 and 2016, resulting in total annual dividends of $289 million, or $.72 per share, for 2017 and $294 million, or $.66 per share, for 2016. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended December 31, 2017.

(in millions, except per share amounts)	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
October 1, 2017 - October 31, 2017	—	$—	—	$3,057
November 1, 2017 - November 30, 2017	17.9	$56.40	(a)	$3,057
December 1, 2017 - December 31, 2017	—	$—	—	$3,057
Total	17.9		(a)	$3,057
(a) During November 2017, the Company completed the split-off of CBS Radio Inc. and in connection with this transaction, received 17.9 million shares of CBS Corp. Class B Common Stock in exchange for the 101.4 million shares of CBS Radio Inc. common stock that it owned. The exchange offer was not part of the Company’s publicly announced share repurchase program and did not have an effect on the remaining authorization under such program.
As of February 12, 2018, there were approximately 1,437 record holders of CBS Corp. Class A Common Stock and approximately 19,541 record holders of CBS Corp. Class B Common Stock.

Performance Graph
The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group of companies identified below.
The performance graph assumes $100 invested on December 31, 2012 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2017.

Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2017

December 31,	2012	2013	2014	2015	2016	2017
CBS Corp. Class A Common Stock	$100	$169	$151	$141	$178	$166
CBS Corp. Class B Common Stock	$100	$169	$148	$128	$174	$164
S&P 500	$100	$132	$151	$153	$171	$206
Peer Group (a)	$100	$151	$181	$171	$190	$202
(a) The Peer Group consists of the following companies: The Walt Disney Company, Twenty-First Century Fox, Inc. and Time Warner Inc.

Item 6.	Selected Financial Data.
CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31, (a)
	2017 (b) (c) (d) (e)	2016 (b) (c)	2015 (b) (f)	2014 (b) (e)	2013
Revenues	$13,692	$13,166	$12,671	$12,519	$12,713
Operating income	$2,423	$2,621	$2,658	$2,590	$2,663
Net earnings from continuing operations	$1,309	$1,552	$1,554	$1,151	$1,520
Net earnings (loss) from discontinued operations, net of tax	$(952)	$(291)	$(141)	$1,808	$359
Net earnings	$357	$1,261	$1,413	$2,959	$1,879

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$3.26	$3.50	$3.21	$2.09	$2.50
Net earnings (loss) from discontinued operations	$(2.37)	$(.66)	$(.29)	$3.29	$.59
Net earnings	$.89	$2.84	$2.92	$5.38	$3.09

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$3.22	$3.46	$3.18	$2.05	$2.44
Net earnings (loss) from discontinued operations	$(2.34)	$(.65)	$(.29)	$3.22	$.58
Net earnings	$.88	$2.81	$2.89	$5.27	$3.01

Dividends per common share	$.72	$.66	$.60	$.54	$.48

At Year End:
Total assets:
Continuing operations	$20,830	$19,642	$18,695	$18,372	$17,191
Discontinued operations	13	4,596	5,070	5,563	9,014
Total assets	$20,843	$24,238	$23,765	$23,935	$26,205
Total debt:
Continuing operations	$10,162	$9,375	$8,448	$7,112	$6,403
Discontinued operations	—	1,345	—	—	14
Total debt	$10,162	$10,720	$8,448	$7,112	$6,417
Total Stockholders’ Equity	$1,978	$3,689	$5,563	$6,970	$9,966
(a) On November 16, 2017, CBS Corporation (the “Company” or “CBS Corp.”) completed the disposition of CBS Radio Inc. (“CBS Radio”) through a tax-free split-off. CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. Also included in discontinued operations is CBS Outdoor Americas Inc., which was disposed of in 2014, and Outdoor Europe, which was sold in 2013.
(b) For 2017, net loss from discontinued operations, net of tax, includes a loss on the split-off of CBS Radio of $105 million, or $.26 per diluted share, and a market value adjustment of $980 million, or $2.41 per diluted share, recorded prior to the split-off to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom Communications Corp. (“Entercom”). Included in net loss from discontinued operations, net of tax, are noncash impairment charges of $444 million ($427 million, net of tax), or $.95 per diluted share, in 2016, and $484 million ($297 million, net of tax), or $.61 per diluted share, in 2015, in each case to reduce the carrying value of CBS Radio’s intangible assets. For 2014, net earnings from discontinued operations, net of tax, included a gain on the disposal of Outdoor Americas of $1.56 billion, or $2.78 per diluted share.
(c) In 2017, operating income included a pension settlement charge of $352 million ($237 million, net of tax), or $.58 per diluted share, resulting from the transfer of pension obligations to an insurance company through the purchase of a group annuity contract. In 2016, operating income included a pension settlement charge of $211 million ($130 million, net of tax), or $.29 per diluted share, for the settlement of pension obligations resulting from the completion of the Company’s offer to eligible former employees to receive lump-sum distributions of their pension benefits.
(d) In 2017, the Company recorded a provisional charge of $129 million, or $.32 per diluted share, resulting from the enactment of federal tax legislation in December 2017.
(e) In 2017, in connection with the early redemption of $800 million of its debt, the Company recorded a pretax loss on early extinguishment of debt of $49 million ($31 million, net of tax), or $.08 per diluted share. In 2014, in connection with the early redemption of $1.07 billion of its debt, the Company recorded a pretax loss on early extinguishment of debt of $352 million ($219 million, net of tax), or $.39 per diluted share.
(f) In 2015, the Company recorded gains from the sales of internet businesses in China of $139 million in operating income ($131 million, net of tax), or $.27 per diluted share.

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

Overview
Business Overview and Strategy
The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television stations, internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company continues to increase its investment in premium content to enhance its opportunities for revenue growth, which include exhibiting the Company’s content on multiple digital platforms, including the Company’s owned digital streaming services as well as third-party live television streaming offerings; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”) and television stations affiliated with the CBS Television Network. The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits. The Company’s continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues.

Operational Highlights 2017 vs. 2016

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
GAAP:
Revenues	$13,692	$13,166	$526	4%
Operating income	$2,423	$2,621	$(198)	(8)%
Net earnings from continuing operations	$1,309	$1,552	$(243)	(16)%
Net earnings	$357	$1,261	$(904)	(72)%
Diluted EPS from continuing operations	$3.22	$3.46	$(.24)	(7)%
Diluted EPS	$.88	$2.81	$(1.93)	(69)%

Non-GAAP: (a)
Adjusted operating income	$2,819	$2,861	$(42)	(1)%
Adjusted net earnings from continuing operations	$1,705	$1,663	$42	3%
Adjusted net earnings	$1,791	$1,840	$(49)	(3)%
Adjusted diluted EPS from continuing operations	$4.19	$3.71	$.48	13%
Adjusted diluted EPS	$4.40	$4.11	$.29	7%
(a) See pages II-7 and II-8 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).

For 2017, revenues grew 4% to an all-time high of $13.69 billion, led by strong growth from affiliate and subscription fee revenues, which increased 26%, driven by higher station affiliation fees and retransmission revenues; Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event; and growth from new digital initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription service, and third-party live television streaming services. Growth in content licensing and distribution revenues also contributed to the revenue increase, and was driven by higher licensing sales. These increases were partially offset by lower advertising revenues, mainly resulting from the benefit to 2016 from the broadcast of Super Bowl 50 on CBS and record political advertising sales during the 2016 Presidential election cycle.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating income decreased 8% from 2016. Comparability of operating income was impacted by several discrete items in 2017 and 2016, including charges for pension settlements and restructuring activities. Adjusted operating income was down 1%, primarily due to a mix of lower-margin revenues in 2017 compared to 2016, as well as an increased investment in programming, which the Company expects to monetize in the future across multiple platforms and geographic regions. Net earnings from continuing operations decreased 16% due to the lower operating income as well as charges in 2017 resulting from the enactment of federal tax legislation and the early extinguishment of debt. Adjusted net earnings from continuing operations increased 3%.

Net earnings, which include the results of CBS Radio Inc. (“CBS Radio”) in discontinued operations, were $357 million in 2017 compared with $1.26 billion in 2016 and diluted earnings per share (“EPS”) was $.88 in 2017 compared with $2.81 in 2016. Discontinued operations for 2017 includes a net loss of $105 million from the split-off of CBS Radio and a market value adjustment of $980 million recorded prior to the split-off to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom Communications Corp. (“Entercom”). (See Note 4 to the consolidated financial statements.) Discontinued operations for 2016 includes an impairment charge at CBS Radio of $444 million. Adjusted net earnings decreased 3% and adjusted diluted EPS grew 7% to $4.40. Diluted EPS benefited from lower weighted average shares outstanding as a result of the shares retired as a result of the split-off of CBS Radio and the Company’s share repurchase program. Adjusted net earnings and adjusted diluted EPS are non-GAAP financial measures. See pages II-7 and II-8 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company generated operating cash flow from continuing operations of $793 million in 2017, which included discretionary pension contributions of $600 million to prefund the Company’s qualified pension plans, compared with $1.45 billion in 2016. Free cash flow was $989 million for 2017 compared with $1.26 billion for 2016. These decreases were impacted by a decline in advertising revenues including from the benefit in 2016 from CBS’s broadcast of Super Bowl 50, and an increased investment in internally-produced television programming, partially offset by higher affiliate and subscription fee revenues. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages II-33 and II-34 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with GAAP, to free cash flow.

Recent Developments

Special Committee to Evaluate Potential Combination with Viacom Inc.
On February 1, 2018, the Company announced that its Board of Directors established a special committee of independent directors to evaluate a potential combination with Viacom Inc. There can be no assurance that this process will result in a transaction or on what terms any transaction may occur.

Pension Settlement
During the fourth quarter of 2017, the Company purchased a group annuity contract under which an insurance company has permanently assumed the Company’s obligation to pay and administer pension benefits to certain of the Company’s pension plan participants, or their designated beneficiaries, who had been receiving pension benefits. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $800 million, representing approximately 20% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a settlement charge of $352 million in the fourth quarter of 2017, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Additionally, during 2017, the Company made discretionary contributions totaling $600 million to prefund its qualified pension plans.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Federal Tax Reform
On December 22, 2017, the U.S. government enacted tax legislation containing significant changes to U.S. federal tax law (the “Tax Reform Act“), including a reduction in the federal corporate tax rate from 35% to 21% and a one-time transition tax on cumulative foreign earnings and profits. The Company recorded a net provisional charge of $129 million for the year ended December 31, 2017, reflecting an estimated tax impact of $407 million on the Company’s historical accumulated foreign earnings and profits, partially offset by an estimated benefit of $278 million to adjust the Company’s deferred income tax balances as a result of the reduced corporate income tax rate.

The final impacts of the Tax Reform Act may differ materially from the current estimates since all of the necessary information was not available, prepared or analyzed in sufficient detail to complete the assessment of the Tax Reform Act. In addition, future interpretive guidance issued by federal and state tax authorities may impact the provisional amount. The Company will complete its analysis of this provisional amount and finalize and record any adjustments to its estimates within one year from the enactment of the Tax Reform Act.

CBS Radio Separation
On November 16, 2017, the Company completed the split-off of CBS Radio through an exchange offer, in which the Company accepted 17.9 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 101.4 million shares of CBS Radio common stock that it owned. Immediately following the exchange offer, each share of CBS Radio common stock was converted into one share of Entercom Class A common stock upon completion of the merger of CBS Radio with Entercom.

Share Repurchases
The following is a summary of the Company’s purchases of its Class B Common Stock during the year ended December 31, 2017:

	Total Number of Shares (in millions)	Average Price Per Share	Dollar Value of Shares Repurchased	Remaining Authorization
Share repurchase program	16.2	$64.70	$1,050	$3,057
Shares retired in split-off of CBS Radio	17.9	$56.40	1,007
Total	34.1	$60.35	$2,057

Dividends

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Dividends per share	$.72	$.66	$.06	9%
Total dividends	$289	$294	$(5)	(2)%

Debt
During 2017, the Company issued a total of $1.80 billion of senior debt at interest rates between 2.50% and 3.70%. The proceeds of these issuances were used to repay $400 million of senior notes which matured in July 2017 and to early redeem a total of $800 million of senior debt with interest rates of 4.625% and 5.75%. The remaining proceeds were used for general corporate purposes, including discretionary contributions to the Company’s qualified pension plans and the repayment of short-term borrowings, including commercial paper. The redemptions resulted in a loss on early extinguishment of debt of $49 million ($31 million, net of tax) for 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
Results for the years ended December 31, 2017 and 2016 included discrete items that were not part of the normal course of operations. The following tables present non-GAAP financial measures, which exclude the impact of these discrete items, reconciled to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

Year Ended December 31,	2017	2016
Operating income	$2,423	$2,621
Discrete items:
Pension settlement charges	352	211
Restructuring and merger and acquisition-related costs	63	38
Other operating items, net (a)	(19)	(9)
Adjusted operating income	$2,819	$2,861

	Net Earnings from Continuing Operations		Diluted EPS from Continuing Operations (f)
Year Ended December 31,	2017	2016	2017	2016
Reported (GAAP)	$1,309	$1,552	$3.22	$3.46
Discrete items:
Pension settlement charges (net of a tax benefit of $115 million in 2017 and $81 million in 2016)	237	130.58		.29
Restructuring and merger and acquisition-related costs (net of a tax benefit of $24 million in 2017 and $15 million in 2016)	39	23.10		.05
Other operating items, net (net of a tax benefit of $4 million in 2017 and a tax provision of $4 million in 2016) (a)	(23)	(5)	(.06)	(.01)
Loss on early extinguishment of debt (net of a tax benefit of $18 million)	31	—	.08	—
Write-down of investments (net of a tax benefit of $3 million in 2017) (b)	5	10.01		.02
Federal tax reform (c)	129	—	.32	—
Tax items (d)	(22)	(47)	(.05)	(.10)
Adjusted (Non-GAAP)	$1,705	$1,663	$4.19	$3.71

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Net Earnings		Diluted EPS (f)
Year Ended December 31,	2017	2016	2017	2016
Reported (GAAP)	$357	$1,261	$.88	$2.81
Discrete items:
Pension settlement charges (net of a tax benefit of $115 million in 2017 and $81 million in 2016)	237	130.58		.29
Restructuring and merger and acquisition-related costs (net of a tax benefit of $24 million in 2017 and $15 million in 2016)	39	23.10		.05
Other operating items, net (net of a tax benefit of $4 million in 2017 and a tax provision of $4 million in 2016) (a)	(23)	(5)	(.06)	(.01)
Loss on early extinguishment of debt (net of a tax benefit of $18 million)	31	—	.08	—
Write-down of investments (net of a tax benefit of $3 million in 2017) (b)	5	10.01		.02
Federal tax reform (c)	129	—	.32	—
Tax items (d)	(64)	(11)	(.16)	(.02)
Discontinued operations items (e)	1,080	432	2.65	.96
Adjusted (Non-GAAP)	$1,791	$1,840	$4.40	$4.11
(a) For 2017, includes a net gain relating to the disposition of property and equipment. For 2016, includes a gain from the sale of an internet business in China and a multiyear, retroactive impact of a new operating tax.
(b) Reflects the write-down of a cost investment in 2017 and an equity-method investment in 2016 to their fair values.
(c) Reflects a provisional charge resulting from the enactment of the Tax Reform Act in December 2017.
(d) For 2017, primarily reflects a tax benefit from the resolution of certain state income tax matters and in discontinued operations, a tax benefit from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business. For 2016, reflects a one-time tax benefit associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016 and in discontinued operations, a charge from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business.
(e) For 2017, reflects a loss on the split-off of CBS Radio of $105 million, or $.26 per diluted share; a market value adjustment of $980 million, or $2.41 per diluted share, recorded prior to the split-off to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom; adjustments to the loss on disposal of the Company’s Outdoor advertising business; and restructuring charges at CBS Radio of $7 million ($4 million, net of tax). For 2016, reflects a noncash impairment charge of $444 million ($427 million, net of tax) to reduce the carrying value of CBS Radio’s goodwill and FCC licenses to their fair value and restructuring charges at CBS Radio of $8 million ($5 million, net of tax).
(f) Amounts may not sum as a result of rounding.

Segments

CBS Corp. operates in the following four segments:

ENTERTAINMENT:  The Entertainment segment consists of the CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, Network Ten, CBS Interactive, and CBS Films as well as the Company’s digital streaming services, CBS All Access and CBSN.  Entertainment’s revenues are generated primarily from advertising sales, the licensing and distribution of its content, and affiliate and subscription fees.  The Entertainment segment contributed 67% to consolidated revenues in each of the years 2017, 2016 and 2015, and 55%, 53% and 51% to total segment operating income in 2017, 2016 and 2015, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

CABLE NETWORKS:  The Cable Networks segment consists of Showtime Networks, including its digital subscription streaming offering, CBS Sports Network and Smithsonian Networks. Cable Networks’ revenues are generated primarily from affiliate and subscription fees and the licensing and distribution of its content.  The Cable Networks segment contributed 18%, 16% and 18% to consolidated revenues in 2017, 2016, and 2015, respectively, and 35%, 33% and 37% to total segment operating income in 2017, 2016 and 2015, respectively.

PUBLISHING:  The Publishing segment consists of Simon & Schuster’s consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Atria Books.  Publishing generates revenues from the distribution of consumer books in print, digital and audio formats. The Publishing segment contributed 6% to consolidated revenues in each of the years 2017, 2016, and 2015, and 5% to total segment operating income in 2017 and 4% to total segment operating income in each of the years 2016 and 2015.

LOCAL MEDIA:  The Local Media segment consists of CBS Television Stations and CBS Local Digital Media, with revenues generated primarily from advertising sales and retransmission fees. The Local Media segment contributed 12%, 14% and 12% to consolidated revenues in 2017, 2016, and 2015, respectively, and 18%, 22%, and 19% to total segment operating income in 2017, 2016, and 2015, respectively.

Consolidated Results of Operations—2017 vs. 2016
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2017	Revenues	2016	Revenues	$	%
Advertising	$5,753	42%	$6,288	48%	$(535)	(9)%
Content licensing and distribution	3,952	29	3,673	28	279	8
Affiliate and subscription fees	3,758	27	2,978	22	780	26
Other	229	2	227	2	2	1
Total Revenues	$13,692	100%	$13,166	100%	$526	4%
Advertising
For 2017, the 9% decrease in advertising revenues primarily reflects the benefit to 2016 from CBS’s broadcast of the Super Bowl, which is broadcast on the CBS Television Network on a rotating basis with other networks. CBS’s most recent Super Bowl broadcast was in 2016 and the next broadcast will be in 2019. The decline also reflects the benefit in 2016 from record political advertising sales during the 2016 Presidential election cycle. Underlying CBS Television Network advertising declined 2% in 2017, mainly as a result of lower ratings for the Company’s programming, which was partially offset by higher pricing. In addition, a majority of the CBS Television Network’s upfront advertising sales (“Upfront”) for the 2017/2018 television broadcast season are measured based on a live-plus-seven day viewing window, which began to benefit the Company’s advertising revenues in the fourth quarter of 2017.

In 2018, advertising revenues will benefit from political advertising sales from the U.S. midterm elections and the Company’s acquisition of Ten Network Holdings Limited (“Network Ten”) in the fourth quarter of 2017. The CBS Television Network’s Upfront for the 2017/2018 television broadcast season, which runs from the middle of September 2017 through the middle of September 2018, concluded with increases in pricing compared with the prior broadcast season, as well as a majority of agreements being based on a live-plus-seven day viewing window, which are each expected to benefit advertising revenues during the 2017/2018 broadcast season (See page I-2 for a description of the Upfront market). The advertising comparison in the second half of 2018 will be negatively affected by the broadcast of five Thursday Night Football games in 2017, which CBS will not broadcast in 2018. However, this will result in an improvement in the Company’s operating income margin. Overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming.
Content Licensing and Distribution
Content licensing and distribution revenues are principally comprised of fees from the licensing of internally-produced television programming; fees from the distribution of third-party programming; and revenues from the publishing and distribution of consumer books. For 2017, the 8% increase in content licensing and distribution revenues reflected growth in both international and domestic licensing sales. The increase in domestic licensing sales was primarily driven by sales of NCIS: New Orleans, Madam Secretary and several titles from the CSI franchise. Internationally, the Company benefited from strong demand for its content during 2017, reflecting additional titles available for sale as a result of the Company’s recent increased investment in internally-produced series.

Content licensing and distribution revenue comparisons are impacted by fluctuations resulting from the timing of the availability of Company-owned television series for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition. Unrecognized revenues attributable to signed license agreements for produced programming that is not yet available for exhibition were $670 million and $749 million at December 31, 2017 and 2016, respectively. The adoption of new Financial Accounting Standards Board (“FASB”) guidance on January 1, 2018, discussed below, increases the amount of unrecognized revenues attributable to license agreements for produced programming that is not yet available for exhibition to $1.33 billion. At December 31, 2017, the Company had approximately 650 episodes of scripted original programming that had not yet been made available in the secondary domestic marketplace (See page II-55 for a description of the secondary marketplace).

Total outstanding receivables attributable to revenues recognized under licensing agreements at December 31, 2017 and 2016 were $4.06 billion and $3.82 billion, respectively. At December 31, 2017, the total amount due from these receivables was $1.85 billion in 2018, $1.03 billion in 2019, $626 million in 2020, $327 million in 2021, and $230 million in 2022 and thereafter.

Affiliate and Subscription Fees
Affiliate and subscription fees are principally comprised of revenues received from MVPDs for carriage of the Company’s cable networks (“cable affiliate fees”), as well as for authorizing the MVPDs’ carriage of the Company’s owned television stations (“retransmission fees”); fees received from television stations affiliated with the CBS Television Network (“station affiliation fees”); subscription fees for digital streaming services; fees received from third-party live television streaming offerings (“virtual MVPDs”); and revenues received for the distribution of pay-per-view boxing events. For 2017, the 26% increase in affiliate and subscription fees reflects revenues from Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event, which contributed nine points of the growth. Underlying affiliate and subscription fee revenues increased 17%, led by 27% growth in station affiliation fees and retransmission fees, and 98% growth from digital initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription offering, and virtual MVPDs.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adoption of New Revenue Recognition Guidance
During the first quarter of 2018, the Company will adopt new FASB guidance on the recognition of revenues which will impact the comparability of revenues during 2018. The adoption of this guidance will result in changes to the Company’s revenue recognition policies primarily relating to two areas of its content licensing and distribution operations. First, revenues from certain distribution arrangements of third-party content will be recognized based on the gross amount of consideration received by the Company, with a participation expense recognized for the fees paid to the third party. Under current accounting guidance, such revenues are recognized at the net amount retained by the Company after the payment of fees to the third party. This accounting change if adopted in 2017 would have increased 2017 revenues by approximately $275 million, with no impact on operating income. Second, revenues associated with the extension of an existing licensing arrangement, which are currently recognized upon the execution of such extension, will be recognized at a later date once the extension period begins. This change will result in quarterly fluctuations in the Company’s results; however, it is not expected to have a material impact on the Company’s operating income on an annual basis, since revenues from extensions executed each year approximate revenues from extensions for which the license period has begun. The Company will apply the modified retrospective method for the adoption of this guidance and therefore revenues for reporting periods prior to 2018 will not be affected.
International Revenues
For 2017, international revenues increased 9% primarily as a result of higher television licensing sales. The Company generated approximately 15% and 14% of its total revenues from international regions in 2017 and 2016, respectively. In 2018, international revenues are expected to increase compared to the prior year as a result of the Company’s acquisition of Network Ten in the fourth quarter of 2017.

		% of		% of
Year Ended December 31,	2017	International	2016	International
United Kingdom	$300	15%	$279	15%
Other Europe	735	37	717	39
Canada	279	14	256	14
Asia	210	10	190	10
Australia	166	8	167	9
Other	327	16	240	13
Total International Revenues	$2,017	100%	$1,849	100%
Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2017	Expenses	2016	Expenses	$	%
Programming	$3,156	37%	$2,941	37%	$215	7%
Production	2,873	34	2,658	34	215	8
Participation, distribution and royalty	1,050	13	1,058	13	(8)	(1)
Other	1,359	16	1,299	16	60	5
Total Operating Expenses	$8,438	100%	$7,956	100%	$482	6%
Programming
Programming expenses reflect the amortization of acquired programs exhibited on television broadcast and cable networks, and television stations. For 2017, the 7% increase in programming expenses was driven by costs associated with Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event; CBS’s broadcast of the semifinals and finals of the NCAA Tournament, and an increased investment in cable programming. Costs in 2016 associated with CBS’s broadcast of Super Bowl 50 partially offset these increases.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Production
Production expenses reflect the amortization of direct costs of internally-developed television and theatrical film content as well as other television production costs, including on-air talent. For 2017, the 8% increase in production expenses reflected an increased investment in internally-developed television series and higher costs associated with the increase in television licensing revenues.

Participation, Distribution and Royalty
Participation, distribution and royalty costs primarily include participation and residual expenses for television programming, royalty costs for Publishing content and other distribution expenses incurred with respect to television content, such as print and advertising. For 2017, the 1% decrease in participation, distribution and royalty costs was primarily driven by the mix of titles sold under television licensing arrangements.

During the first quarter of 2018, the Company will adopt new FASB guidance on the recognition of revenues which will result in changes to the Company’s revenue recognition policies relating to certain distribution arrangements of third-party content. Beginning in 2018, these revenues will be recognized based on the gross amount of consideration received by the Company for such sale, with an associated participation expense recognized for the fees paid to the third party. Under current accounting guidance, such revenues are recognized at the net amount retained by the Company after the payment of participations to the third party. This accounting change if adopted in 2017 would have increased 2017 participation, distribution and royalty expenses by approximately $275 million, with a corresponding increase in revenues.

Other
Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing. For 2017, the 5% increase in other operating expenses mainly reflected higher compensation costs associated with the Company’s growth initiatives and increased costs resulting from a higher volume of book sales.

Selling, General and Administrative Expenses

		% of		% of	Increase/(Decrease)
Year Ended December 31,	2017	Revenues	2016	Revenues	$	%
Selling, general and administrative expenses	$2,212	16%	$2,124	16%	$88	4%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. The 4% increase in SG&A expenses primarily reflected higher advertising and marketing costs, mainly to support the Company’s growth initiatives. During the first quarter of 2018, the Company will adopt new FASB guidance on the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”) which requires that the components of net benefit cost other than service cost be presented in the statement of operations separately from the service cost component and below the subtotal of operating income. As a result of the adoption of this guidance, the Company’s SG&A expenses for 2017 and 2016 will decrease by $89 million and $72 million, respectively. (See Note 15 to the consolidated financial statements.)

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Depreciation and amortization	$223	$225	$(2)	(1)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Pension Settlement Charges
During the fourth quarter of 2017, the Company purchased a group annuity contract under which an insurance company has permanently assumed the Company’s obligation to pay and administer pension benefits to certain of the Company’s pension plan participants, or their designated beneficiaries, who had been receiving pension benefits. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $800 million, representing approximately 20% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a settlement charge of $352 million in the fourth quarter of 2017, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Additionally, during 2017, the Company made discretionary contributions totaling $600 million to prefund its qualified pension plans.

During 2016, the Company offered eligible former employees who had not yet initiated pension benefit payments the option to make a one-time election to receive the present value of their pension benefits as a lump-sum distribution or to commence an immediate monthly annuity benefit. As a result, the Company paid a total of $518 million of lump-sum distributions in 2016 using its pension plan assets, representing 12% of the total obligations of its qualified pension plans. Accordingly, the Company recorded a settlement charge of $211 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

Restructuring and Merger and Acquisition-Related Costs
During the year ended December 31, 2017, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $63 million, reflecting $54 million of severance costs and $9 million of costs associated with exiting contractual obligations and other related costs. These restructuring activities are expected to reduce the Company’s annual cost structure by approximately $50 million.

During the year ended December 31, 2016, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2015, the Company recorded restructuring charges of $45 million, reflecting $24 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs.

As of December 31, 2017, the cumulative settlements for the 2017, 2016, and 2015 restructuring charges were $68 million, of which $45 million was for severance costs and $23 million related to costs associated with exiting contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2018.

	Balance at	2017	2017	Balance at
	December 31, 2016	Charges	Settlements	December 31, 2017
Entertainment	$20	$44	$(18)	$46
Cable Networks	4	—	(3)	1
Publishing	1	5	(3)	3
Local Media	12	12	(7)	17
Corporate	2	2	(1)	3
Total	$39	$63	$(32)	$70

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2016	2016	Balance at
	December 31, 2015	Charges	Settlements	December 31, 2016
Entertainment	$19	$16	$(15)	$20
Cable Networks	—	4	—	4
Publishing	—	1	—	1
Local Media	11	6	(5)	12
Corporate	1	3	(2)	2
Total	$31	$30	$(22)	$39
In 2016, the Company incurred professional fees of $8 million associated with merger and acquisition-related activities.

Other Operating Items, Net
For 2017, other operating items, net reflected a net gain relating to the disposition of property and equipment. For 2016, other operating items, net included a gain from the disposition of an internet business in China and a multiyear, retroactive impact of a new operating tax.

Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Interest expense	$(457)	$(411)	$46	11%
Interest income	$64	$32	$32	100%
The following table presents the Company’s outstanding debt balances, excluding capital leases and discontinued operations debt, and the weighted average interest rate as of December 31, 2017 and 2016:

		Weighted Average		Weighted Average
At December 31,	2017	Interest Rate	2016	Interest Rate
Total long-term debt	$9,426	4.26%	$8,850	4.47%
Commercial paper	$679	1.88%	$450	0.98%
Loss on Early Extinguishment of Debt
For 2017, the loss on early extinguishment of debt of $49 million reflected a pretax loss associated with the redemption of the Company’s $500 million outstanding 5.75% senior notes due April 2020 and the Company’s $300 million outstanding 4.625% senior notes due May 2018.

Other Items, Net
Other items, net for 2017 and 2016 primarily consisted of foreign exchange gains and losses and for 2017, also included write-downs of cost investments to their fair value.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

Year Ended December 31,	2017	2016	Increase/(Decrease)
Provision for income taxes, including interest and before other discrete items	$(565)	$(686)	(18)%
Excess tax benefits from stock-based compensation (a)	44	—
Other discrete items (b)	17	58
Federal tax reform (c)	(129)	—
Provision for income taxes	$(633)	$(628)	1%
Effective income tax rate	32.0%	28.2%
(a) Reflects excess tax benefits associated with the exercise of stock options and vesting of RSUs. During the first quarter of 2017, the Company adopted FASB guidance which requires that the difference between the tax benefit from stock-based compensation expense and the deduction on the tax return be recognized within the income tax provision on the statement of operations. Previously, such difference was recognized in stockholders’ equity on the balance sheet. This difference occurs because stock-based compensation expense is determined based on the grant-date fair value of the award, whereas the tax deduction is based on the fair value on the date the stock option is exercised or the RSU vests. This guidance requires the income statement classification to be applied prospectively, and therefore, excess tax benefits for prior periods remain classified in stockholders’ equity.
(b) For the year ended December 31, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters. For the year ended December 31, 2016, primarily reflects a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.
(c) Reflects the impact of the enactment of the Tax Reform Act in December 2017. As a result of this tax law, the Company recorded a net provisional charge of $129 million for the year ended December 31, 2017, reflecting an estimated tax impact of $407 million on the Company’s historical accumulated foreign earnings and profits, partially offset by an estimated benefit of $278 million to adjust the Company’s deferred income tax balances as a result of the reduction in the federal corporate income tax rate from 35% to 21%.

For 2018, the Company’s annual effective income tax rate is expected to be approximately 24% before any potential discrete items, including the tax impacts from stock-based compensation. This rate reflects a reduction in the federal corporate income tax rate to 21% beginning in 2018 as a result of the enactment of the Tax Reform Act.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for the Company’s domestic and international equity investments.

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Domestic	$(61)	$(67)	$6	9%
International	2	(8)	10	125%
Tax benefit	22	25	(3)	(12)
Equity in loss of investee companies, net of tax	$(37)	$(50)	$13	26%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For 2016, equity in loss of investee companies, net of tax included $10 million for the write-down of an international television joint venture to its fair value.
Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Net earnings from continuing operations	$1,309	$1,552	$(243)	(16)%
Diluted EPS from continuing operations	$3.22	$3.46	$(.24)	(7)%
For 2017, the decreases in net earnings from continuing operations and diluted EPS from continuing operations of 16% and 7%, respectively, were driven by pension settlement charges of $352 million ($237 million, net of tax); in 2017 compared with $211 million ($130 million, net of tax) in 2016; a provisional charge of $129 million from the enactment of the Tax Reform Act in December 2017; and a charge of $49 million ($31 million, net of tax) from the early extinguishment of debt. Diluted EPS from continuing operations benefited from lower weighted average shares outstanding as a result of the Company’s share repurchases and the shares retired as a result of the split-off of CBS Radio during the fourth quarter of 2017.

Net Loss from Discontinued Operations
On February 2, 2017, the Company entered into an agreement with Entercom to combine the Company’s radio business, CBS Radio, with Entercom in a merger effected through a Reverse Morris Trust transaction, which was tax-free to CBS Corp. and its stockholders. Beginning in the fourth quarter of 2016, CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

On November 16, 2017, the Company completed the split-off of CBS Radio through an exchange offer, in which the Company accepted 17.9 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 101.4 million shares of CBS Radio common stock that it owned. Immediately following the exchange offer, each share of CBS Radio common stock was converted into one share of Entercom Class A common stock upon completion of the merger.

During the fourth quarter of 2017, upon closing of the transaction, the Company recorded a net loss of $105 million calculated as follows:

Fair value of CBS Corp. Class B Common Stock accepted
(17,854,689 shares at $56.40 per share on November 16, 2017)	$1,007
Carrying value of CBS Radio (a)	(1,112)
Net loss on split-off of CBS Radio	$(105)
(a) Net of a market value adjustment of $980 million recorded prior to the split-off.

The split-off was a tax-free transaction and therefore, there is no tax impact on the loss.

In connection with the Company’s plan to dispose of CBS Radio, in October 2016, CBS Radio borrowed $1.46 billion through a $1.06 billion senior secured term loan due 2023 and the issuance of $400 million of 7.25% senior unsecured notes due 2024 through a private placement.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth details of net earnings (loss) from discontinued operations for the years ended December 31, 2017 and 2016.

Year Ended December 31, 2017	CBS Radio		Other		Total
Revenues	$1,018		$—		$1,018
Costs and expenses:
Operating	364		—		364
Selling, general and administrative	446		(1)		445
Market value adjustment	980	(a)	—		980
Restructuring charges	7	(b)	—		7
Total costs and expenses	1,797		(1)		1,796
Operating income (loss)	(779)		1		(778)
Interest expense	(70)		—		(70)
Earnings (loss) from discontinued operations	(849)		1		(848)
Income tax benefit (provision)	(55)		45	(c)	(10)
Earnings (loss) from discontinued operations, net of tax	(904)		46		(858)
Net gain (loss) on disposal	(109)		13		(96)
Income tax benefit (provision)	4		(2)		2
Net gain (loss) on disposal, net of tax	(105)		11	(d)	(94)
Net earnings (loss) from discontinued operations, net of tax	$(1,009)		$57		$(952)
(a) During 2017, prior to the split-off, CBS Radio was measured each reporting period, beginning with the first quarter of 2017, at the lower of its carrying amount or fair value less cost to sell. The value of the transaction with Entercom was determined based on Entercom’s stock price at the closing of the transaction and therefore, the carrying value of CBS Radio was measured at the value indicated by the stock valuation of Entercom. As a result, the Company recorded a market value adjustment of $980 million during the nine months ended September 30, 2017 to adjust the carrying value of CBS Radio as follows:

First Quarter 2017	$(715)
Second Quarter 2017	(365)
Third Quarter 2017	100
$(980)
(b) Reflects restructuring charges associated with the reorganization of certain business operations, including severance costs and costs associated with exiting contractual obligations.
(c) Reflects a tax benefit from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.
(d) Reflects adjustments to the loss on disposal of the Company’s outdoor advertising businesses, primarily from a decrease to the guarantee liability associated with the 2013 disposal of the Company’s outdoor advertising business in Europe (“Outdoor Europe”).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2016	CBS Radio		Other (b)	Total
Revenues	$1,220		$—	$1,220
Costs and expenses:
Operating	397		—	397
Selling, general and administrative	497		—	497
Depreciation and amortization	26		—	26
Restructuring charges	8	(a)	—	8
Impairment charge	444		—	444
Total costs and expenses	1,372		—	1,372
Operating loss	(152)		—	(152)
Interest expense	(17)		—	(17)
Other income	2		—	2
Loss from discontinued operations	(167)		—	(167)
Income tax provision	(88)		(36)	(124)
Net loss from discontinued operations, net of tax	$(255)		$(36)	$(291)
(a) Reflects restructuring charges associated with the reorganization of certain business operations, including severance costs and costs associated with exiting contractual obligations.
(b) Reflects a charge from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.
The results of CBS Radio for 2016 included a pretax noncash impairment charge of $444 million ($427 million, net of tax) to reduce the carrying value of CBS Radio’s goodwill and FCC licenses in 11 markets to their fair value.

Net Earnings and Diluted EPS

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Net earnings	$357	$1,261	$(904)	(72)%
Diluted EPS	$.88	$2.81	$(1.93)	(69)%
Consolidated Results of Operations— 2016 vs. 2015
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2016	Revenues	2015	Revenues	$	%
Advertising	$6,288	48%	$5,824	46%	$464	8%
Content licensing and distribution	3,673	28	3,903	31	(230)	(6)
Affiliate and subscription fees	2,978	22	2,724	21	254	9
Other	227	2	220	2	7	3
Total Revenues	$13,166	100%	$12,671	100%	$495	4%
Advertising
For 2016, the 8% increase in advertising revenues was driven by CBS’s broadcast of the Super Bowl, which is broadcast on the CBS Television Network on a rotating basis with other networks; higher political advertising sales; and 3% growth in underlying network advertising. The increase in network advertising reflects higher pricing, including from increased demand, partially offset by lower ratings, including from the broadcast of NFL games.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Content Licensing and Distribution
For 2016, the 6% decrease in content licensing and distribution revenues primarily reflected lower domestic television licensing revenues compared with 2015, which included sales of NCIS, Elementary and CSI. A significant contributor to television licensing revenues in 2016 was the international licensing of five Star Trek series.

Affiliate and Subscription Fees
For 2016, the 9% increase in affiliate and subscription fees reflected 35% growth in station affiliation fees and retransmission fees, and revenues from the Company’s streaming subscription services, including CBS All Access and the Showtime digital streaming subscription offering. These increases were partially offset by the benefit to 2015 from Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao boxing event.

International Revenues
International revenues primarily consist of television licensing revenues. The Company generated approximately 14% and 16% of its total revenues from international regions in 2016 and 2015, respectively.

		% of		% of
Year Ended December 31,	2016	International	2015	International
United Kingdom	$279	15%	$345	17%
Other Europe	717	39	691	35
Canada	256	14	286	14
Asia	190	10	236	12
Other	407	22	446	22
Total International Revenues	$1,849	100%	$2,004	100%
Operating Expenses

		% of Total		% of Total
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2016	Expense	2015	Expense	$	%
Programming	$2,941	37%	$2,892	37%	$49	2%
Production	2,658	34	2,604	33	54	2
Participation, distribution and royalty	1,058	13	1,109	14	(51)	(5)
Other	1,299	16	1,306	16	(7)	(1)
Total Operating Expenses	$7,956	100%	$7,911	100%	$45	1%
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
For 2016, the 8% increase in SG&A expenses primarily reflects incremental advertising, marketing and employee-related costs to support the Company’s growth initiatives, and higher pension and incentive compensation costs.
Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Depreciation and amortization	$225	$235	$(10)	(4)%
For 2016, the 4% decrease in depreciation and amortization was the result of intangibles and property and equipment that became fully amortized, and the sales of internet businesses in China.

Pension Settlement Charge
During 2016, the Company offered eligible former employees who had not yet initiated pension benefit payments the option to make a one-time election to receive the present value of their pension benefits as a lump-sum distribution or to commence an immediate monthly annuity benefit. As a result, the Company paid a total of $518 million of lump-sum distributions in 2016 using its pension plan assets, representing 12% of the total obligations of its qualified pension plans. Accordingly, the Company recorded a settlement charge of $211 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

Restructuring Charges
During the year ended December 31, 2015, the Company recorded restructuring charges of $45 million, reflecting $24 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs.

Other Operating Items, Net
For 2015, other operating items, net included gains from the disposition of businesses in China.

Interest Expense and Interest Income

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
The Company’s income tax provision for 2016 included a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016, and a tax benefit of $81 million related to the pension settlement charge of $211 million. In 2015, the Company’s income tax provision included a tax provision of $8 million related to gains from the sales of internet businesses in China of $139 million.
Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for the Company’s domestic and international equity investments.

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Domestic	$(67)	$(60)	$(7)	(12)%
International	(8)	4	(12)	n/m
Tax benefit	25	22	3	14%
Equity in loss of investee companies, net of tax	$(50)	$(34)	$(16)	(47)%
n/m - not meaningful
Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Net earnings from continuing operations	$1,552	$1,554	$(2)	—%
Diluted EPS from continuing operations	$3.46	$3.18	$.28	9%
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Loss from Discontinued Operations
The following table sets forth details of net earnings (loss) from discontinued operations for the year ended December 31, 2015:

Year Ended December 31, 2015	CBS Radio	Other (a)	Total
Revenues	$1,223	$—	$1,223
Costs and expenses:
Operating	415	—	415
Selling, general and administrative	500	—	500
Depreciation and amortization	29	—	29
Restructuring charges	36	—	36
Impairment charge	484	—	484
Total costs and expenses	1,464	—	1,464
Operating loss	(241)	—	(241)
Other income	1	—	1
Loss from discontinued operations	(240)	—	(240)
Income tax benefit	89	—	89
Loss from discontinued operations, net of tax	(151)	—	(151)
Net gain on disposal	—	17	17
Income tax provision	—	(7)	(7)
Net gain on disposal, net of tax	—	10	10
Net earnings (loss) from discontinued operations, net of tax	$(151)	$10	$(141)
(a) Reflects a decrease to the guarantee liability associated with the 2013 disposal of Outdoor Europe.
The results of CBS Radio for 2015 included a pretax noncash impairment charge of $484 million ($297 million, net of tax) to reduce the carrying value of radio FCC licenses in 18 markets to their fair value.

Net Earnings and Diluted EPS

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Net earnings	$1,261	$1,413	$(152)	(11)%
Diluted EPS	$2.81	$2.89	$(.08)	(3)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations - 2017 vs. 2016
The Company presents operating income (loss) excluding pension settlement charges, restructuring charges, merger and acquisition-related costs, and other operating items, net, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings is presented in Note 17 (Reportable Segments) to the consolidated financial statements.

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2017	Revenues	2016	Revenues	$	%
Entertainment	$9,164	67%	$8,877	67%	$287	3%
Cable Networks	2,501	18	2,160	16	341	16
Publishing	830	6	767	6	63	8
Local Media	1,668	12	1,779	14	(111)	(6)
Corporate/Eliminations	(471)	(3)	(417)	(3)	(54)	(13)
Total Revenues	$13,692	100%	$13,166	100%	$526	4%

		% of Total		% of Total
		Segment		Segment
		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2017	Income	2016	Income	$	%
Segment Operating Income (Loss):
Entertainment	$1,554	55%	$1,519	53%	$35	2%
Cable Networks	996	35	959	33	37	4
Publishing	132	5	119	4	13	11
Local Media	492	18	618	22	(126)	(20)
Corporate	(355)	(13)	(354)	(12)	(1)	—
Total Segment Operating Income	2,819	100%	2,861	100%	(42)	(1)
Pension settlement charges	(352)		(211)		(141)	(67)
Restructuring and merger and acquisition-related costs	(63)		(38)		(25)	(66)
Other operating items, net	19		9		10	111
Total Operating Income	$2,423		$2,621		$(198)	(8)%

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Depreciation and Amortization:
Entertainment	$115	$117	$(2)	(2)%
Cable Networks	23	23	—	—
Publishing	6	6	—	—
Local Media	45	44	1	2
Corporate	34	35	(1)	(3)
Total Depreciation and Amortization	$223	$225	$(2)	(1)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, Network Ten, CBS Interactive, and CBS Films)

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Revenues	$9,164	$8,877	$287	3%
Segment Operating Income	$1,554	$1,519	$35	2%
Segment Operating Income as a % of revenues	17%	17%
Restructuring charges	$44	$16	$28	175%
Depreciation and amortization	$115	$117	$(2)	(2)%
Capital expenditures	$98	$98	$—	—%
2017 vs. 2016
For 2017, the 3% increase in revenues was led by growth in affiliate and subscription fees and content licensing and distribution revenues. Affiliate and subscription fees grew 35% as a result of higher station affiliation fees and growth from digital initiatives, including CBS All Access and virtual MVPDs. Content licensing and distribution revenues increased 10%, driven by the domestic licensing sales of NCIS: New Orleans, Madam Secretary and titles from the CSI franchise, and higher international licensing sales resulting from strong demand for the Company’s content internationally, due in part to increased investment in internally-produced series. These increases were partially offset by lower advertising revenues, mainly as a result of the benefit to 2016 from CBS’s broadcast of Super Bowl 50.

Operating income increased 2% driven by the higher revenues, partially offset by an increased investment in programming, as well as other costs associated with the Company’s growth initiatives. For 2017 and 2016, restructuring charges primarily reflected severance costs and costs associated with exiting contractual obligations and other related costs.

Results in 2018 are expected to benefit from continued growth in affiliate and subscription fee revenues, driven by the renewal of several of the Company’s agreements with its television station affiliates and annual contractual increases on multiyear agreements with television station affiliates. The revenue comparison in 2018 will be negatively affected by the broadcast of five Thursday Night Football games in 2017, which CBS will not broadcast in 2018. However, this will result in an improvement in the operating income margin. The revenue comparison will also be affected by the CBS Television Network’s 2017 broadcast of the National Semifinals and National Championship games of the NCAA Tournament, which are broadcast on the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner. Revenue comparisons will also be impacted by fluctuations resulting from the timing of availability of television series for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition.
In addition, during the first quarter of 2018, the Company will adopt new FASB guidance on the recognition of revenues, which will impact the comparability of Entertainment revenues during 2018. (See Note 1 to the consolidated financial statements.)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Revenues	$2,501	$2,160	$341	16%
Segment Operating Income	$996	$959	$37	4%
Segment Operating Income as a % of revenues	40%	44%
Restructuring charges	$—	$4	$(4)	(100)%
Depreciation and amortization	$23	$23	$—	—%
Capital expenditures	$20	$19	$1	5%
2017 vs. 2016
For 2017, the 16% increase in revenues was driven by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event, growth from the Showtime digital streaming subscription offering and higher international licensing sales of Showtime content. These increases were partially offset by lower domestic licensing sales, primarily as a result of sales of several titles, including Penny Dreadful, in 2016. As of December 31, 2017, subscriptions totaled approximately 25 million for Showtime, the Company’s premium television network, and the Showtime digital streaming subscription offering combined, 52 million for CBS Sports Network and 30 million for Smithsonian Networks.

Operating income increased 4% driven by the revenue growth, which was significantly offset by higher costs associated with the pay-per-view boxing event and an increased investment in programming. Restructuring charges in 2016 primarily reflected severance costs.

Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, which may impact the comparability of revenues in 2018 due to fluctuations resulting from the timing of availability of television series for multiyear licensing agreements.

In addition, during the first quarter of 2018, the Company will adopt new FASB guidance on the recognition of revenues, which will impact the comparability of Cable Networks revenues during 2018. (See Note 1 to the consolidated financial statements.)
Publishing (Simon & Schuster)

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Revenues	$830	$767	$63	8%
Segment Operating Income	$132	$119	$13	11%
Segment Operating Income as a % of revenues	16%	16%
Restructuring charges	$5	$1	$4	n/m
Depreciation and amortization	$6	$6	$—	—%
Capital expenditures	$5	$9	$(4)	(44)%
n/m - not meaningful
2017 vs. 2016
For 2017, the 8% increase in revenues reflects higher print book sales and 39% growth in digital audio sales. Bestselling titles for 2017 included What Happened by Hillary Rodham Clinton, Leonardo da Vinci by Walter Isaacson and Sleeping Beauties by Stephen King and Owen King.

The 11% increase in operating income reflects the revenue growth. For 2017 and 2016, restructuring charges primarily reflected severance costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Media (CBS Television Stations and CBS Local Digital Media)

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Revenues	$1,668	$1,779	$(111)	(6)%
Segment Operating Income	$492	$618	$(126)	(20)%
Segment Operating Income as a % of revenues	29%	35%
Restructuring charges	$12	$6	$6	100%
Depreciation and amortization	$45	$44	$1	2%
Capital expenditures	$32	$37	$(5)	(14)%
2017 vs. 2016
For 2017, the 6% decrease in revenues was driven by lower advertising revenues, primarily reflecting the benefit to 2016 from record political advertising sales during the 2016 Presidential election cycle and CBS’s broadcast of Super Bowl 50. This decrease was partially offset by growth in retransmission revenues and fees from virtual MVPDs.

The decrease in operating income of 20% primarily reflected a decline in high-margin political advertising sales. For 2017 and 2016, restructuring charges reflected severance costs and costs associated with exiting contractual obligations and other related costs.

In 2018, advertising revenues are expected to benefit from increased political advertising sales associated with the U.S. midterm elections. Results in 2018 are also expected to benefit from continued growth in retransmission revenues, driven by the renewal of several of the Company’s agreements with MVPDs and annual contractual increases on multiyear agreements with MVPDs.

Corporate

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Segment Operating Loss	$(355)	$(354)	$(1)	—%
Restructuring charges	$2	$3	$(1)	(33)%
Depreciation and amortization	$34	$35	$(1)	(3)%
Capital expenditures	$30	$33	$(3)	(9)%
2017 vs. 2016
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. Restructuring charges in 2017 and 2016 primarily reflected severance costs.

Segment Results of Operations - 2016 vs. 2015

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The increase in operating income of 17% primarily reflected the increase in revenues. For 2016 and 2015, restructuring charges primarily reflected severance costs and costs associated with exiting contractual obligations and other related costs.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Revenues	$2,160	$2,242	$(82)	(4)%
Segment Operating Income	$959	$945	$14	1%
Segment Operating Income as a % of revenues	44%	42%
Restructuring charges	$4	$—	$4	n/m
Depreciation and amortization	$23	$23	$—	—%
Capital expenditures	$19	$18	$1	6%
n/m - not meaningful
2016 vs. 2015
For 2016, the 4% decrease in revenues was a result of the benefit in 2015 from Showtime Networks’ distribution of the Floyd Mayweather/Manny Pacquiao boxing event. The decrease in pay-per-view revenues negatively impacted the revenue comparison by seven percentage points. In addition, content licensing and distribution revenues decreased 8% from 2015, reflecting the timing of multiyear agreements for the international licensing of Showtime original series, partially offset by the domestic licensing sale of Penny Dreadful in 2016. Higher revenues from the Showtime digital streaming subscription offering partially offset these declines. As of December 31, 2016, subscriptions totaled approximately 25 million for Showtime, the Company’s premium television network, and the Showtime digital streaming subscription offering combined, 55 million for CBS Sports Network and 32 million for Smithsonian Networks.

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
n/m - not meaningful
2016 vs. 2015
For 2016, the 2% decrease in revenues reflected lower digital book sales, partially offset by growth in digital audio sales. Digital sales represented 23% of Publishing’s total revenues for 2016. Best-selling titles for 2016 included Born to Run by Bruce Springsteen, End of Watch by Stephen King and A Man Called Ove by Fredrik Backman.

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
2016 vs. 2015
For 2016, the 12% increase in revenues was led by record political advertising sales during the 2016 Presidential election cycle, 14% growth in retransmission and subscription revenues, and the broadcast of Super Bowl 50 on CBS during the first quarter of 2016.

The increase in operating income of 27% primarily reflected the revenue growth. For 2016 and 2015, restructuring charges reflected severance costs and costs associated with exiting contractual obligations and other related costs.

Corporate

			Increase/(Decrease)
Year Ended December 31,	2016	2015	$	%
Segment Operating Loss	$(354)	$(276)	$(78)	(28)%
Restructuring charges	$3	$—	$3	n/m
Depreciation and amortization	$35	$32	$3	9%
Capital expenditures (a)	$33	$16	$17	106%
(a) Primarily reflects the timing of capital projects.
n/m - not meaningful

2016 vs. 2015
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. The 28% increase in corporate expenses primarily reflected higher incentive compensation, pension costs and expenses associated with an increase in the Company’s stock price. Restructuring charges in 2016 primarily reflected severance costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financial Position

			Increase/(Decrease)
At December 31,	2017	2016	$	%
Current assets:
Cash and cash equivalents	$285	$598	$(313)	(52)%
Receivables, net (a)	3,697	3,314	383	12
Programming and other inventory (b)	1,828	1,427	401	28
Prepaid income taxes	78	30	48	160
Current assets of discontinued operations (c)	1	305	(304)	(100)
All other current assets, net	384	389	(5)	(1)
Total current assets	$6,273	$6,063	$210	3%
(a) The increase primarily relates to higher receivables associated with television licensing arrangements.
(b) The increase primarily reflects higher investment in entertainment programming and the timing of sporting events.
(c) The decrease reflects the split-off of CBS Radio during the fourth quarter of 2017. (See Note 4 to the consolidated financial statements.)

			Increase/(Decrease)
At December 31,	2017	2016	$	%
Other assets (a)	$2,840	$2,707	$133	5%
(a) The increase primarily reflects additional investment in the Company’s equity-method investments; assets related to Network Ten, which was acquired in the fourth quarter of 2017; and higher receivables associated with television licensing arrangements. As of December 31, 2017, total outstanding receivables from television licensing arrangements, including both current and noncurrent, were $4.06 billion versus $3.82 billion at December 31, 2016. At December 31, 2017, the total amount due from these receivables was $1.85 billion in 2018, $1.03 billion in 2019, $626 million in 2020, $327 million in 2021, and $230 million in 2022 and thereafter.

			Increase/(Decrease)
At December 31,	2017	2016	$	%
Assets of discontinued operations (a)	$12	$4,291	$(4,279)	(100)%
(a) The decrease reflects the split-off of CBS Radio during the fourth quarter of 2017. (See Note 4 to the consolidated financial statements.)

			Increase/(Decrease)
At December 31,	2017	2016	$	%
Current liabilities:
Accounts payable (a)	$231	$148	$83	56%
Accrued compensation	343	369	(26)	(7)
Participants’ share and royalties payable	986	1,024	(38)	(4)
Program rights (b)	373	290	83	29
Commercial paper (c)	679	450	229	51
All other current liabilities, net	1,360	1,427	(67)	(5)
Current liabilities	$3,972	$3,708	$264	7%
(a) The increase reflects the timing of payments.
(b) The increase is primarily associated with Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event.
(c) The increase reflects higher commercial paper borrowings.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
At December 31,	2017	2016	$	%
Long-term debt (a)	$9,464	$8,902	$562	6%
(a) The increase is primarily the result of the Company’s issuance of $1.80 billion of senior notes, partially offset by the repayment of $1.20 billion of outstanding senior notes. (See Note 9 to the consolidated financial statements.)

			Increase/(Decrease)
At December 31,	2017	2016	$	%
Pension and postretirement benefit obligations (a)	$1,328	$1,769	$(441)	(25)%
(a) The decrease primarily relates to discretionary contributions made during 2017 to prefund the Company’s qualified pension plans, offset by changes in actuarial assumptions.

			Increase/(Decrease)
At December 31,	2017	2016	$	%
Other liabilities (a)	$2,155	$1,807	$348	19%
(a) The increase is primarily due to a tax liability resulting from the enactment of the Tax Reform Act in December 2017.

			Increase/(Decrease)
At December 31,	2017	2016	$	%
Liabilities of discontinued operations (a)	$42	$2,451	$(2,409)	(98)%
(a) The decrease reflects the split-off of CBS Radio during the fourth quarter of 2017. (See Note 4 to the consolidated financial statements.)
Cash Flows
The changes in cash and cash equivalents were as follows:

			Increase/ (Decrease)		Increase/ (Decrease)
Year Ended December 31,	2017	2016	2017 vs. 2016	2015	2016 vs. 2015
Cash provided by operating activities from:
Continuing operations	$793	$1,454	$(661)	$1,189	$265
Discontinued operations	94	231	(137)	205	26
Cash provided by operating activities	887	1,685	(798)	1,394	291
Cash (used for) provided by investing activities from:
Continuing operations	(523)	(334)	(189)	179	(513)
Discontinued operations	(24)	(6)	(18)	(25)	19
Cash (used for) provided by investing activities	(547)	(340)	(207)	154	(494)
Cash used for financing activities	(677)	(1,046)	369	(1,653)	607
Net (decrease) increase in cash and cash equivalents	$(337)	$299	$(636)	$(105)	$404
Operating Activities.  In 2017, the decrease in cash provided by operating activities from continuing operations was driven by discretionary pension contributions of $600 million made during 2017 to prefund the Company’s qualified plans; a decline in advertising revenues including from the benefit in 2016 from CBS’s broadcast of Super Bowl 50; and an increased investment in internally-produced television programming. These decreases were partially offset by higher affiliate and subscription fee revenues.

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
Cash provided by operating activities from discontinued operations primarily reflected the operating activities of CBS Radio. Operating activities from discontinued operations also included payments and refunds for tax matters in foreign jurisdictions related to previously disposed businesses that are accounted for as discontinued operations.

Cash paid for income taxes for the years ended December 31, 2017, 2016 and 2015 was as follows:

Year Ended December 31,	2017	2016	2015
Cash taxes included in operating activities from continuing operations	$365	$390	$287
Less: Excess tax benefits from the exercise of stock options and vesting of restricted stock units, included in financing activities	—	17	88
Cash paid for income taxes from continuing operations	$365	$373	$199
The decrease in cash paid for income taxes in 2017 reflects a tax benefit from contributions of $600 million to prefund the Company’s qualified pension plans and a higher tax benefit associated with the exercise of stock options and vesting of RSUs, offset by the impact from the expiration of a tax law which benefited cash taxes for 2016. The increase in cash paid for income taxes for 2016 was driven by higher taxable income and a higher tax benefit in 2015 from the exercise of stock options and the vesting of restricted stock units.

Cash taxes from continuing operations benefited from federal income tax refunds of $32 million in 2017, $90 million in 2016 and $169 million in 2015. Cash taxes for 2016 also included a one-time benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.

For 2018, cash taxes are expected to be significantly lower than 2017 primarily due to the enactment of the Tax Reform Act. However, a more precise estimate cannot currently be determined.

Investing Activities

Year Ended December 31,	2017	2016	2015
Acquisitions (including acquired television library), net of cash acquired (a)	$(270)	$(92)	$(12)
Capital expenditures (b)	(185)	(196)	(171)
Investments in and advances to investee companies (c)	(110)	(81)	(98)
Proceeds from dispositions (d)	11	20	383
All other investing activities from continuing operations, net	31	15	77
Cash flow (used for) provided by investing activities from continuing operations	(523)	(334)	179
Cash flow used for investing activities from discontinued operations	(24)	(6)	(25)
Cash flow (used for) provided by investing activities	$(547)	$(340)	$154
(a) 2017 primarily reflects the acquisition of Network Ten, one of three major commercial broadcast networks in Australia, for approximately $124 million, net of cash acquired, and the acquisition of a television library. 2016 primarily reflects the acquisitions of a sports-focused digital media business and a publishing business.
(b) Capital expenditures for 2018 are anticipated to be approximately $200 million.
(c) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(d) 2016 and 2015 primarily reflect sales of internet businesses in China.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financing Activities

Year Ended December 31,	2017	2016	2015
Repurchase of CBS Corp. Class B Common Stock	$(1,111)	$(2,997)	$(2,813)
Proceeds from (repayments of) short-term debt borrowings, net	229	450	(616)
Proceeds from issuance of senior notes	1,773	684	1,959
Repayment of senior notes and debentures	(1,244)	(199)	—
Proceeds from debt borrowings of CBS Radio	40	1,452	—
Repayment of debt borrowings of CBS Radio	(43)	(110)	—
Dividends	(296)	(288)	(300)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	(58)	(96)
Proceeds from exercise of stock options	91	21	142
All other financing activities, net	(27)	(1)	71
Cash flow used for financing activities	$(677)	$(1,046)	$(1,653)

Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company’s net cash flow provided by (used for) operating activities before operating cash flow from discontinued operations and discretionary contributions to prefund the Company’s pension plans, and including capital expenditures. The Company’s calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company’s operations. Free cash flow excludes discretionary contributions to prefund the Company’s pension plans because management assesses the Company’s ability to generate operating cash flows without considering the impact from discretionary pension contributions, and decisions regarding the timing of pension plan funding are not dependent on the level of operating cash flows generated during the period. The Company’s net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents a reconciliation of the Company’s free cash flow to net cash flow provided by operating activities.

Year Ended December 31,	2017	2016	2015
Net cash flow provided by operating activities	$887	$1,685	$1,394
Capital expenditures	(185)	(196)	(171)
Exclude discretionary pension plan contributions, net of tax of $219 million	(381)	—	—
Exclude operating cash flow from discontinued operations	94	231	205
Free cash flow	$989	$1,258	$1,018

Dividends
For the years ended December 31, 2017, 2016 and 2015, the Company declared total per share dividends of $.72, $.66, and $.60, respectively, which resulted in total annual dividends of $289 million, $294 million and $293 million, respectively.

On February 1, 2018, the Company announced a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, payable on April 1, 2018.

Share Repurchase Program
During 2017, the Company repurchased 16.2 million shares of CBS Corp. Class B Common Stock under its share repurchase program for $1.05 billion, at an average cost of $64.70 per share. At December 31, 2017, $3.06 billion of authorization remained under the share repurchase program.

Also during 2017, the Company completed the split-off of CBS Radio through an exchange offer, in which the Company accepted 17.9 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 101.4 million shares of CBS Radio common stock that it owned. (See Note 4 to the consolidated financial statements.)

Capital Structure
The following table sets forth the Company’s debt.

At December 31,	2017	2016
Commercial paper	$679	$450
Senior debt (1.95%-7.875% due 2017-2045)	9,426	8,850
Obligations under capital leases	57	75
Total debt (a)	10,162	9,375
Less commercial paper	679	450
Less current portion of long-term debt	19	23
Total long-term debt, net of current portion	$9,464	$8,902

(a)
At December 31, 2017 and 2016, the senior debt balances included (i) a net unamortized discount of $65 million and $52 million, respectively, (ii) unamortized deferred financing costs of $47 million and $43 million, respectively, and (iii) a $3 million decrease and a $5 million increase, respectively, in the carrying value of the debt relating to previously settled fair value hedges. The face value of the Company’s total debt was $10.28 billion at December 31, 2017 and $9.47 billion at December 31, 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the year ended December 31, 2017, debt issuances, redemptions and repayments were as follows:

Debt Issuances
November 2017, $400 million 2.90% senior notes due 2023
November 2017, $500 million 3.70% senior notes due 2028
July 2017, $400 million 2.50% senior notes due 2023
July 2017, $500 million 3.375% senior notes due 2028

Debt Redemptions
November 2017, $500 million 5.750% senior notes due 2020
July 2017, $300 million 4.625% senior notes due 2018

Debt Repayments
July 2017, $400 million 1.950% senior notes due 2017, upon maturity

The Company used the net proceeds from the 2017 issuances for the redemption and repayment of $1.20 billion of senior notes and for general corporate purposes, including discretionary contributions to the Company’s qualified pension plans and the repayment of short-term borrowings, including commercial paper.

The early redemption of the $500 million 5.750% senior notes due April 2020 and the $300 million 4.625% senior notes due May 2018 resulted in a pre-tax loss on early extinguishment of debt of $49 million ($31 million, net of tax) for the year ended December 31, 2017.

During July 2016, the Company issued $700 million of 2.90% senior notes due 2027 and used the net proceeds for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and the repayment of short-term borrowings, including commercial paper. During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

At December 31, 2017, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2023 and
	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$—	$600	$—	$300	$700	$7,940
Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.50 billion commercial paper program of $679 million and $450 million at December 31, 2017 and 2016, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 1.88% and 0.98% at December 31, 2017 and 2016, respectively.

Credit Facility
At December 31, 2017, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2017, the Company’s Consolidated Leverage Ratio was approximately 3.1x.

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

The Credit Facility is used for general corporate purposes. At December 31, 2017, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs.  The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $2.49 billion of remaining availability at December 31, 2017, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Funding for the Company’s long-term debt obligations due over the next five years of $1.60 billion is expected to come from the Company’s ability to refinance its debt and cash generated from operating activities.

At December 31, 2017, the Company had $3.06 billion of remaining availability under its share repurchase program. Share repurchases under the program are expected to be funded by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations
As of December 31, 2017, payments due by period under the Company’s significant contractual obligations with remaining terms in excess of one year were as follows:

	Payments Due by Period
					2023 and
	Total	2018	2019-2020	2021-2022	thereafter
Programming and talent commitments (a)	$10,414	$2,281	$4,063	$3,276	$794
Purchase obligations (b)	790	218	423	78	71
Operating leases (c)	1,122	155	240	200	527
Long-term debt obligations (d)	9,540	—	600	1,000	7,940
Interest commitments on long-term debt (e)	5,122	406	793	741	3,182
Capital lease obligations (including interest) (f)	62	19	27	16	—
Other long-term contractual obligations (g)	1,834	—	1,081	425	328
Total	$28,884	$3,079	$7,227	$5,736	$12,842
(a) Programming and talent commitments of the Company primarily include $7.30 billion for sports programming rights, $2.44 billion relating to the production and licensing of television and film programming, and $672 million for talent contracts.
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
(g) Reflects long-term contractual obligations recorded on the Company’s Consolidated Balance Sheet, including program liabilities; participations due to producers; residuals; and a tax liability resulting from the enactment of the Tax Reform Act in December 2017. This tax liability reflects the estimated tax on the Company’s historical accumulated foreign earnings and profits, which is payable to the IRS over eight years.

The table above excludes $138 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and timing of cash payments relating to this obligation.

In 2018, the Company expects to make contributions of approximately $53 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2018, the Company expects to contribute approximately $49 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2017, the outstanding letters of credit and surety bonds approximated $99 million and were not recorded on the Consolidated Balance Sheet.

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

Impairment of Goodwill and Intangible Assets
The Company performs a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised of FCC licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units are one level below its operating segments, except for the Publishing reporting unit, which is the same as its operating segment because this operating segment has only one component. FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

all of the Company’s television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2017 the Company had eight reporting units with goodwill balances, and 14 television markets with FCC license book values.

Television FCC Licenses— For its annual impairment test, the Company performs qualitative assessments for each market that management estimates has an aggregate fair value of FCC licenses that significantly exceed their respective carrying values. In selecting markets for a qualitative assessment the Company also considers the duration of time since a quantitative test was performed. For the 2017 annual impairment test, the Company performed qualitative assessments for 11 television markets. For each of these markets, the Company weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for advertising revenue and operating costs, as well as market share and capital expenditures. The Company also considered the macroeconomic impact on discount rates and growth rates. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

For FCC licenses in the remaining television markets, the Company performed a quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values.  The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station’s operating costs and capital expenditures, and a five-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. The overall market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry. The discount rates and perpetual nominal growth rates used for each television station for 2017 were 7.5% and 2.0%, respectively.

For the three television markets for which a quantitative test was performed in 2017, the Company concluded that the estimated fair values of FCC licenses in each market exceeded their respective carrying values and therefore no impairment charge was required. The estimated fair value of one television market, which had a carrying value of FCC licenses of $74 million, exceeded its carrying value by 6%. In each of the remaining television markets, the estimated fair value of FCC licenses was in excess of the respective carrying values by more than 10%.

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

Goodwill—For its annual impairment test, the Company performs qualitative assessments for each reporting unit that management estimates have fair values that significantly exceed their respective carrying values. For the 2017 annual impairment test, the Company performed qualitative assessments for seven reporting units. For each of these reporting units, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry. The Company also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units.  Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that for these seven reporting units, it is not more likely than not that the fair value of each reporting unit is less than its respective carrying amount and therefore performing the quantitative impairment test was unnecessary.

For 2017, the Company performed a quantitative goodwill impairment test for the CBS Sports Network reporting unit. The quantitative goodwill impairment test examines whether the carrying value of a reporting unit exceeds its estimated fair value, which is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values of comparable businesses (“Market Comparable Method”). If the carrying value exceeds the estimated fair value, an impairment charge is recognized as the amount by which the carrying value exceeds the fair value. For 2017, the Discounted Cash Flow Method and Market Comparable Method for CBS Sports Network resulted in similar estimated fair values. The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends.  The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections and for 2017 was 2.0%. The discount rate was determined based on the average of the weighted average cost of capital of comparable entities and for 2017 was 8.5%.

For the 2017 annual impairment test the Company concluded that the estimated fair value of the CBS Sports Network reporting unit, which had a goodwill balance of $261 million, exceeded its carrying value by 4% and therefore no impairment charge was required. An increase to the discount rate of 25 basis points, or a decrease to the perpetual nominal growth rate of 35 basis points, assuming no changes to other factors, would cause the fair value of the CBS Sports Network reporting unit to fall below its carrying value.

Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market, a decrease in audience acceptance of programming, a shift by advertisers to competing advertising platforms; and/or changes in consumer behavior could result in changes to the Company’s assumptions and judgments used in its goodwill impairment tests. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values and a noncash impairment charge would be required. Such a charge could have a material effect on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet.

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

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet the Company’s pension plans’ expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2017, the unrecognized actuarial losses included in accumulated other comprehensive income decreased from the prior year-end due primarily to the Company’s purchase of a group annuity contract, under which an insurance company has permanently assumed the obligation to pay and administer pension benefits to certain of the Company’s pension plan participants, or their designated beneficiaries, which accelerated the recognition of unamortized actuarial losses. This reduction in unrecognized actuarial losses was partially offset by the impact from a decrease in the discount rate. A 25 basis point change in the discount rate will result in an estimated change to the projected benefit obligation of approximately $104 million and would not have a material impact on 2018 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense.  The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $7 million to 2018 pension expense.

Income Taxes
The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes.  When recording an interim worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any.  If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $138 million at December 31, 2017 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

As a result of the enactment of the Tax Reform Act on December 22, 2017, the Company recorded a provisional charge of $407 million for the estimated tax impact on the Company’s historical accumulated foreign earnings and profits. This amount was based on the Company’s current estimate; however, the final impact of the Tax Reform Act may differ materially from this estimate since all of the necessary information was not available, prepared or analyzed in sufficient detail to complete the assessment of the Tax Reform Act. In addition, future interpretive guidance issued by federal and state tax authorities may impact this provisional amount. The Company will complete its analysis of this provisional amount and finalize and record any adjustments to its estimate within one year from the enactment of the Tax Reform Act.
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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2017, the Company had pending approximately 31,660 asbestos claims, as compared with approximately 33,610 as of December 31, 2016 and 36,030 as of December 31, 2015. During 2017, the Company received approximately 3,530 new claims and closed or moved to an inactive docket approximately 5,480 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2017 and 2016 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $48 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against the Company are non-cancer claims. The Company believes that its reserves and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has remained generally flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company’s estimate of its asbestos liabilities.

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

Market Risk
The Company is exposed to fluctuations in foreign currency exchange rates and interest rates and uses derivative financial instruments to manage this exposure. In accordance with its policy, the Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

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

At December 31, 2017 and 2016, the notional amount of all foreign currency contracts was $410 million and $433 million, respectively, which represents hedges of expected foreign currency cash flows.

Interest Risk
The Company did not have any interest rate swaps outstanding at December 31, 2017 or December 31, 2016 but in the future may use derivatives to manage its exposure to interest rates.

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

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2017 or 2016, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Related Parties
For a discussion of related parties, see Note 7 to the consolidated financial statements.

Recent Pronouncements and Adoption of New Accounting Standards
See Note 1 to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is presented in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Market Risk.”

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CBS Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CBS Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 16, 2018

We have served as the Company’s or its predecessor’s auditor since 1970.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues	$13,692	$13,166	$12,671
Costs and expenses:
Operating	8,438	7,956	7,911
Selling, general and administrative	2,212	2,124	1,961
Depreciation and amortization	223	225	235
Pension settlement charges (Note 15)	352	211	—
Restructuring and merger and acquisition-related costs (Note 5)	63	38	45
Other operating items, net	(19)	(9)	(139)
Total costs and expenses	11,269	10,545	10,013
Operating income	2,423	2,621	2,658
Interest expense	(457)	(411)	(392)
Interest income	64	32	24
Loss on early extinguishment of debt	(49)	—	—
Other items, net	(2)	(12)	(26)
Earnings from continuing operations before income taxes and equity in loss of investee companies	1,979	2,230	2,264
Provision for income taxes	(633)	(628)	(676)
Equity in loss of investee companies, net of tax	(37)	(50)	(34)
Net earnings from continuing operations	1,309	1,552	1,554
Net loss from discontinued operations, net of tax (Note 4)	(952)	(291)	(141)
Net earnings	$357	$1,261	$1,413
Basic net earnings (loss) per common share:
Net earnings from continuing operations	$3.26	$3.50	$3.21
Net loss from discontinued operations	$(2.37)	$(.66)	$(.29)
Net earnings	$.89	$2.84	$2.92

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$3.22	$3.46	$3.18
Net loss from discontinued operations	$(2.34)	$(.65)	$(.29)
Net earnings	$.88	$2.81	$2.89

Weighted average number of common shares outstanding:
Basic	401	444	484
Diluted	407	448	489

Dividends per common share	$.72	$.66	$.60
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net earnings	$357	$1,261	$1,413
Other comprehensive income (loss) from continuing operations, net of tax:
Cumulative translation adjustments	8	(1)	(5)
Net actuarial gain (loss) and prior service costs (Note 15)	97	4	(30)
Total other comprehensive income (loss), net of tax	105	3	(35)
Total comprehensive income	$462	$1,264	$1,378
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$285	$598
Receivables, less allowances of $49 (2017) and $60 (2016)	3,697	3,314
Programming and other inventory (Note 6)	1,828	1,427
Prepaid income taxes	78	30
Prepaid expenses	194	185
Other current assets	190	204
Current assets of discontinued operations (Note 4)	1	305
Total current assets	6,273	6,063
Property and equipment	3,051	2,935
Less accumulated depreciation and amortization	1,771	1,694
Net property and equipment (Note 2)	1,280	1,241
Programming and other inventory (Note 6)	2,881	2,439
Goodwill (Note 3)	4,891	4,864
Intangible assets (Note 3)	2,666	2,633
Other assets (Note 1)	2,840	2,707
Assets of discontinued operations (Note 4)	12	4,291
Total Assets	$20,843	$24,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$231	$148
Accrued expenses	578	632
Accrued compensation	343	369
Participants’ share and royalties payable	986	1,024
Program rights	373	290
Deferred revenues	219	152
Commercial paper (Note 9)	679	450
Current portion of long-term debt (Note 9)	19	23
Other current liabilities	512	465
Current liabilities of discontinued operations (Note 4)	32	155
Total current liabilities	3,972	3,708
Long-term debt (Note 9)	9,464	8,902
Participants’ share and royalties payable	1,424	1,322
Pension and postretirement benefit obligations (Note 15)	1,328	1,769
Deferred income tax liabilities, net (Note 14)	480	590
Other liabilities	2,155	1,807
Liabilities of discontinued operations (Note 4)	42	2,451

Commitments and contingencies (Note 16)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2017 and 2016) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 834 (2017) and 829 (2016) shares issued	1	1
Additional paid-in capital	43,797	43,913
Accumulated deficit	(18,900)	(19,257)
Accumulated other comprehensive loss (Note 12)	(662)	(767)
	24,236	23,890
Less treasury stock, at cost; 489 (2017) and 455 (2016) Class B Shares	22,258	20,201
Total Stockholders’ Equity	1,978	3,689
Total Liabilities and Stockholders’ Equity	$20,843	$24,238
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net earnings	$357	$1,261	$1,413
Less: Net loss from discontinued operations	(952)	(291)	(141)
Net earnings from continuing operations	1,309	1,552	1,554
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	223	225	235
Deferred tax (benefit) provision	(188)	144	445
Stock-based compensation	179	165	157
Redemption of debt	42	—	—
Net gain on disposition and write-down of assets	(9)	(18)	(139)
Equity in loss of investee companies, net of tax and distributions	38	53	37
Change in assets and liabilities, net of investing and financing activities
(Increase) decrease in receivables	(268)	36	(376)
Increase in inventory and related program and participation liabilities, net	(723)	(804)	(498)
(Increase) decrease in other assets	(52)	(85)	23
(Decrease) increase in accounts payable and accrued expenses	(35)	23	(220)
(Decrease) increase in pension and postretirement benefit obligations	(238)	205	(46)
Increase (decrease) in income taxes	456	94	(56)
Increase (decrease) in deferred revenue	54	(137)	66
Other, net	5	1	7
Net cash flow provided by operating activities from continuing operations	793	1,454	1,189
Net cash flow provided by operating activities from discontinued operations	94	231	205
Net cash flow provided by operating activities	887	1,685	1,394
Investing Activities:
Acquisitions (including acquired television library), net of cash acquired	(270)	(92)	(12)
Capital expenditures	(185)	(196)	(171)
Investments in and advances to investee companies	(110)	(81)	(98)
Proceeds from sale of investments	10	—	80
Proceeds from dispositions	11	20	383
Other investing activities	21	15	(3)
Net cash flow (used for) provided by investing activities from continuing operations	(523)	(334)	179
Net cash flow used for investing activities from discontinued operations	(24)	(6)	(25)
Net cash flow (used for) provided by investing activities	(547)	(340)	154
Financing Activities:
Proceeds from (repayments of) short-term debt borrowings, net	229	450	(616)
Proceeds from issuance of senior notes	1,773	684	1,959
Repayment of senior notes and debentures	(1,244)	(199)	—
Proceeds from debt borrowings of CBS Radio	40	1,452	—
Repayment of debt borrowings of CBS Radio	(43)	(110)	—
Payment of capital lease obligations	(18)	(18)	(17)
Dividends	(296)	(288)	(300)
Purchase of Company common stock	(1,111)	(2,997)	(2,813)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	(58)	(96)
Proceeds from exercise of stock options	91	21	142
Excess tax benefit from stock-based compensation	—	17	88
Other financing activities	(9)	—	—
Net cash flow used for financing activities	(677)	(1,046)	(1,653)
Net (decrease) increase in cash and cash equivalents	(337)	299	(105)
Cash and cash equivalents at beginning of year (includes $24 (2017) and $6 (2016 and 2015) of discontinued operations cash)	622	323	428
Cash and cash equivalents at end of year (includes $24 (2016) and $6 (2015) of discontinued operations cash)	$285	$622	$323
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance, beginning of year	38	$—	38	$—	38	$—
Conversion of A shares into B shares	—	—	—	—	—	—
Balance, end of year	38	—	38	—	38	—
Class B Common Stock:
Balance, beginning of year	829	1	826	1	818	1
Conversion of A shares into B shares	—	—	—	—	—	—
Restricted stock unit vests	3	—	3	—	4	—
Exercise of stock options	3	—	1	—	6	—
Retirement of treasury stock	(1)	—	(1)	—	(2)	—
Balance, end of year	834	1	829	1	826	1
Additional Paid-In Capital:
Balance, beginning of year		43,913		44,055		44,041
Stock-based compensation		181		177		174
Tax benefit related to employee stock-based transactions		—		12		87
Exercise of stock options		92		21		142
Retirement of treasury stock		(89)		(58)		(96)
Dividends		(289)		(294)		(293)
Decrease in noncontrolling interest		(11)		—		—
Balance, end of year		43,797		43,913		44,055
Accumulated Deficit:
Balance, beginning of year		(19,257)		(20,518)		(21,931)
Net earnings		357		1,261		1,413
Balance, end of year		(18,900)		(19,257)		(20,518)
Accumulated Other Comprehensive Loss:
Balance, beginning of year		(767)		(770)		(735)
Other comprehensive income (loss)		105		3		(35)
Balance, end of year		(662)		(767)		(770)
Treasury Stock, at cost:
Balance beginning of year	455	(20,201)	401	(17,205)	349	(14,406)
Class B Common Stock purchased	16	(1,050)	54	(2,997)	52	(2,800)
CBS Radio Split-Off	18	(1,007)	—	—	—	—
Shares paid for tax withholding for stock-based compensation	1	(89)	1	(58)	2	(96)
Issuance of stock for deferred compensation	—	—	—	1	—	1
Retirement of treasury stock	(1)	89	(1)	58	(2)	96
Balance, end of year	489	(22,258)	455	(20,201)	401	(17,205)
Total Stockholders’ Equity		$1,978		$3,689		$5,563
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Studios International, and CBS Television Distribution; Network Ten; CBS Interactive; and CBS Films;), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster) and Local Media (CBS Television Stations and CBS Local Digital Media).

Discontinued Operations—On November 16, 2017, the Company completed the split-off of CBS Radio Inc. (“CBS Radio”) through an exchange offer, in which the Company accepted 17.9 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 101.4 million shares of CBS Radio common stock that it owned. Immediately following the exchange offer, each share of CBS Radio common stock was converted into one share of Entercom Communications Corp. (“Entercom”) Class A common stock upon completion of the merger of CBS Radio with Entercom. CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented (See Note 4). In addition, certain businesses that were previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with accounting rules in effect prior to 2002.

Principles of Consolidation—The consolidated financial statements include the accounts of CBS Corp. and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights.  Investments over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, are accounted for under the equity method. Investments of 20% or less, over which the Company has no significant influence, are accounted for under the cost method if the fair value is not readily determinable and are accounted for as available for sale securities if the fair value is readily determinable. All significant intercompany transactions have been eliminated. Amounts attributable to noncontrolling interests are immaterial for all periods presented

Reclassifications—Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.

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

Television production costs (which include direct production costs, production overhead and acquisition costs) are stated at the lower of unamortized cost or net realizable value. The Company then estimates total revenues to be earned and costs to be incurred throughout the life of each television program.  For television programming, estimates for remaining total lifetime revenues are initially limited to the amount of revenue contracted for each episode in the initial market. Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode by episode basis. Estimates for all secondary market revenues such as domestic and foreign syndication, basic cable, digital streaming, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming once it can be demonstrated that a program can be successfully licensed in such secondary market. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized, and estimated liabilities for participations are accrued, based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Impairment of Investments—Investments are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts. The Company determines the fair value of public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, recent operating results, estimates based on comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values.  If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred.  These factors include the length of time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are generally one level below the Company’s operating segments. Intangible assets with finite lives, which primarily consist of trade names, are generally amortized using the straight-line method over their estimated useful lives, which range from 4 to 40 years.  Goodwill and other intangible assets with indefinite lives, which consist primarily of FCC licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a noncash charge (See Note 3).

Other Assets—Other assets include noncurrent accounts receivables of $2.12 billion at December 31, 2017 and $2.11 billion at December 31, 2016, which are primarily related to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period.

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, program rights obligations, long-term income tax liabilities, deferred compensation and other employee benefit accruals.

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

Deferred revenues primarily consist of cash received or receivable related to advertising arrangements and the licensing of television programming for which the revenues have not yet been earned.  The amounts classified as current are expected to be earned within the next twelve months.

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

Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $426 million in 2017, $373 million in 2016 and $338 million in 2015.

Other Operating Items, Net—Other operating items, net for 2017 reflects a net gain relating to the disposal of property and equipment. For 2016 and 2015, other operating items, net includes gains from the sales of businesses, and for 2016, also includes a multiyear, retroactive impact of a new operating tax.

Interest—Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of its related debt.  The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued and recognized over the life of the agreements as an adjustment to interest expense.

Income Taxes—The provision for income taxes includes federal, state, local, and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. The Company evaluates the realizability of deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. For tax positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

measurement assessment to determine the amount of benefit to be recognized in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized.  A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved.

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

Other Items, net—For all periods presented, “Other items, net” primarily consists of foreign exchange gains and losses. For 2017, other items, net also includes write-downs of cost investments to their fair value.

Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers.  The provision for doubtful accounts charged to expense was $5 million, $12 million and $9 million in 2017, 2016 and 2015, respectively.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive.  Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 4 million stock options for each of the years ended December 31, 2017, 2016 and 2015.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2017	2016	2015
(in millions)
Weighted average shares for basic EPS	401	444	484
Dilutive effect of shares issuable under stock-based compensation plans	6	4	5
Weighted average shares for diluted EPS	407	448	489
Stock-based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Recently Adopted Accounting Pronouncements
Statement of Cash Flows: Classification of Cash Receipts and Cash Payments
During 2017, the Company early adopted Financial Accounting Standards Board (“FASB”) amended guidance which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. As a result of the adoption of this guidance, the Company now classifies debt prepayment costs within financing activities on the statement of cash flows. Previously, such costs were classified within operating activities. For 2017, debt prepayment costs of $52 million have been classified within financing activities. This guidance was applied retrospectively; however, the Company did not have debt prepayment costs in any prior year for which cash flow information is presented.

Improvements to Employee Share-Based Payment Accounting
During the first quarter of 2017, the Company adopted amended FASB guidance which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits are classified with other income tax cash flows in operating activities. As a result of the adoption of this guidance, the Company’s excess tax benefits associated with the exercise of stock options and vesting of RSUs for the year ended December 31, 2017 were recorded in the provision for income taxes on the Consolidated Statements of Operations. The guidance requires the income statement classification to be applied prospectively, and therefore, excess tax benefits for prior periods remain classified in stockholders’ equity on the balance sheet. The Company elected to apply the cash flow classification provision of this guidance prospectively and therefore, excess tax benefits for prior periods remain classified as financing activities on the statements of cash flows. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur. The Company, however, has elected to continue its existing practice of estimating forfeitures.

Simplifying the Accounting for Goodwill Impairment
During the first quarter of 2017, the Company early adopted amended FASB guidance which simplifies the accounting for goodwill impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Stock Compensation: Scope of Modification Accounting
In May 2017, the FASB issued amended guidance on the accounting for stock-based compensation which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award as equity or liability changes as a result of the change in the terms or conditions of a share-based payment award. This guidance, which is effective for the Company in the first quarter of 2018, is not expected to have an impact on the Company’s consolidated financial statements.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued amended guidance on the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”). This guidance requires an employer to present on the statement of operations the service cost component of net benefit cost in the same line item(s) as other compensation costs of the related employees. The other components of net benefit cost will be presented in the statement of operations separately from the service cost component and below the subtotal of operating income. This guidance is required to be applied retrospectively and is effective for the Company in the first quarter of 2018. Upon adoption, the Company’s operating income for 2017 and 2016 will increase by $441 million and $283 million, respectively, representing the components of net benefit cost other than service cost (See Note 15).
Clarifying the Definition of a Business
In January 2017, the FASB issued amended guidance on the accounting for business combinations which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for the Company in the first quarter of 2018.
Intra-Entity Transfers of Assets Other than Inventory
In October 2016, the FASB issued amended guidance on the accounting for income taxes, which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance, which is effective for the Company in the first quarter of 2018, is not expected to have a material impact on the Company’s consolidated financial statements.

Leases
In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently reviewing its lease portfolio, evaluating the impact of this guidance on its consolidated balance sheet and assessing system requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. This guidance is effective for the Company beginning in the first quarter of 2018. The Company has identified the changes to its accounting policies and is in the process of preparing the expanded disclosures required under the new standard, including the disaggregation of revenue from contracts with customers into categories that depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The adoption of this guidance is not expected to have a significant impact on the Company’s total revenues. The Company has identified changes to its revenue recognition policies primarily relating to two areas of its content licensing and distribution operations. First, revenues from certain distribution arrangements of third-party content will be recognized based on the gross amount of consideration received by the Company, with participation expense recognized for the fees paid to the third party. Under current accounting guidance, such revenues are recognized at the net amount retained by the Company after the payment of fees to the third party. This accounting change if adopted in 2017 would have increased 2017 revenues and participation expense by approximately $275 million, with no impact on the Company’s operating income. Second, revenues associated with the extension of an existing licensing arrangement, which are currently recognized upon the execution of such extension, will be recognized at a later date once the extension period begins. The Company will apply the modified retrospective method of adoption with the cumulative effect of the initial adoption, currently estimated at $263 million, reflected as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. This change is not expected to have a material impact on the Company’s operating income on an annual basis, since revenues from extensions executed each year approximate revenues from extensions for which the license period has begun.
2) PROPERTY AND EQUIPMENT

At December 31,	2017	2016
Land	$193	$195
Buildings	769	733
Capital leases (a)	162	164
Equipment and other	1,927	1,843
	3,051	2,935
Less accumulated depreciation and amortization	1,771	1,694
Net property and equipment	$1,280	$1,241
(a) Accumulated amortization of capital leases was $112 million and $98 million at December 31, 2017 and 2016, respectively.

Year Ended December 31,	2017	2016	2015
Depreciation expense, including capitalized lease amortization (a)	$203	$205	$212
(a) Amortization expense related to capital leases was $16 million, $17 million and $16 million in 2017, 2016, and 2015, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Intangible Assets Impairment Test
The Company performs a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised of FCC licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units are one level below its operating segments, except for the Publishing reporting unit, which is the same as its operating segment because this operating segment has only one component. FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company’s television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2017, the Company had eight reporting units with goodwill balances, and 14 television markets with FCC license book values.

For its annual impairment test, the Company performs qualitative assessments for each reporting unit and market with FCC licenses that management estimates have fair values that significantly exceed their respective carrying values. In selecting markets and reporting units for a qualitative assessment, the Company also considers the duration of time since a quantitative test was performed. For the 2017 annual impairment test, the Company performed qualitative assessments for seven reporting units and 11 television markets. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each television market, the Company weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each market are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

For FCC licenses in the remaining television markets, the Company performed a quantitative impairment test that compares the estimated fair value of the FCC licenses by geographic market with their respective carrying values.  The estimated fair value of each FCC license is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall advertising revenues in the relevant geographic market, the start-up station’s operating costs and capital expenditures, and a five-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. The overall market advertising revenue in the subject market is estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation in the U.S. and long-term industry projections. The discount rate is determined based on the average of the weighted average cost of capital of comparable entities in the broadcast industry.  For each television station, the discount rate used for 2017 was 7.5% and the perpetual nominal growth rate was 2.0%. For the 2017 quantitative impairment test, the Company concluded that the estimated fair value of FCC licenses in each of the three television markets for which the quantitative test was performed exceeded their respective carrying values.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For 2017, the Company performed a quantitative goodwill impairment test for the CBS Sports Network reporting unit. The quantitative goodwill impairment test examines whether the carrying value of a reporting unit exceeds its estimated fair value, which is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values of comparable businesses (“Market Comparable Method”). If the carrying value exceeds the estimated fair value, an impairment charge is recognized as the amount by which the carrying value exceeds the fair value. For 2017, the Discounted Cash Flow Method and Market Comparable Method for CBS Sports Network resulted in similar estimated fair values. The Discounted Cash Flow Method includes the Company’s assumptions for growth rates, operating margins and capital expenditures for the projection period plus the residual value of the business at the end of the projection period.  The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections and for 2017 was 2.0%. The discount rate was determined based on the average of the weighted average cost of capital of comparable entities and for 2017 was 8.5%

For the 2017 annual impairment test, the Company concluded that the estimated fair value of the CBS Sports Network reporting unit exceeded its carrying value and therefore no impairment charge was required.

Transactions
During the fourth quarter of 2017, the Company completed the acquisition of Ten Network Holdings Limited (“Network Ten”), one of three major commercial broadcast networks in Australia, for approximately $124 million, which is net of cash acquired. The assets acquired primarily consist of broadcast licenses, net operating loss carryforwards and working capital.

In 2015, the Company disposed of internet businesses in China for $383 million, which resulted in gains of $139 million. The assets associated with the disposed businesses primarily consisted of goodwill of $217 million.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the years ended December 31, 2017 and 2016, the changes in the book value of goodwill by segment were as follows:

	Balance at				Balance at
	December 31, 2016	Acquisitions		Dispositions	December 31, 2017
Entertainment:
Goodwill	$9,300	$23	(a)	$—	$9,323
Accumulated impairment losses	(6,294)	—		—	(6,294)
Goodwill, net of impairment	3,006	23		—	3,029
Cable Networks:
Goodwill	480	—		—	480
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	480	—		—	480
Publishing:
Goodwill	431	4	(b)	—	435
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	431	4		—	435
Local Media:
Goodwill	8,007	—		—	8,007
Accumulated impairment losses	(7,060)	—		—	(7,060)
Goodwill, net of impairment	947	—		—	947
Total:
Goodwill	18,218	27		—	18,245
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	$4,864	$27		$—	$4,891

	Balance at					Balance at
	December 31, 2015	Acquisitions		Dispositions		December 31, 2016
Entertainment:
Goodwill	$9,250	$52	(c)	$(2)	(d)	$9,300
Accumulated impairment losses	(6,294)	—		—		(6,294)
Goodwill, net of impairment	2,956	52		(2)		3,006
Cable Networks:
Goodwill	480	—		—		480
Accumulated impairment losses	—	—		—		—
Goodwill, net of impairment	480	—		—		480
Publishing:
Goodwill	406	25	(b)	—		431
Accumulated impairment losses	—	—		—		—
Goodwill, net of impairment	406	25		—		431
Local Media:
Goodwill	8,007	—		—		8,007
Accumulated impairment losses	(7,060)	—		—		(7,060)
Goodwill, net of impairment	947	—		—		947
Total:
Goodwill	18,143	77		(2)		18,218
Accumulated impairment losses	(13,354)	—		—		(13,354)
Goodwill, net of impairment	$4,789	$77		$(2)		$4,864
(a) Amount reflects the acquisitions of a television production business and a digital sports publishing business.
(b) Amounts relate to the acquisition of a publishing business in the fourth quarter of 2016.
(c) Amount reflects the acquisition of a sports-focused digital media business.
(d) Amount reflects the disposition of internet businesses in China.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company’s intangible assets were as follows:

		Accumulated
At December 31, 2017	Gross	Amortization	Net
Intangible assets subject to amortization:	190
Trade names	$190	$(51)	$139
Other intangible assets	134	(101)	33
Total intangible assets subject to amortization	324	(152)	172
FCC licenses	2,441	—	2,441
International broadcast licenses (a)	53	—	53
Total intangible assets	$2,818	$(152)	$2,666
(a) Reflects broadcast licenses of Network Ten, which was acquired during the fourth quarter of 2017.

		Accumulated
At December 31, 2016	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$188	$(41)	$147
Other intangible assets	147	(107)	40
Total intangible assets subject to amortization	335	(148)	187
FCC licenses	2,446	—	2,446
Total intangible assets	$2,781	$(148)	$2,633
Amortization expense was as follows:

Year Ended December 31,	2017	2016	2015
Amortization expense	$20	$20	$23
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2018 through 2022, to be as follows:

	2018	2019	2020	2021	2022
Future amortization expense	$19	$18	$15	$13	$12
4) DISCONTINUED OPERATIONS
On February 2, 2017, the Company entered into an agreement with Entercom to combine the Company’s radio business, CBS Radio, with Entercom in a merger effected through a Reverse Morris Trust transaction, which was tax-free to CBS Corp. and its stockholders. Beginning in the fourth quarter of 2016, CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

On November 16, 2017, the Company completed the split-off of CBS Radio through an exchange offer, in which the Company accepted 17.9 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 101.4 million shares of CBS Radio common stock that it owned. Immediately following the exchange offer, each share of CBS Radio common stock was converted into one share of Entercom Class A common stock upon completion of the merger.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the fourth quarter of 2017, upon closing of the transaction, the Company recorded a net loss of $105 million calculated as follows:

Fair value of CBS Corp. Class B Common Stock accepted
(17,854,689 shares at $56.40 per share on November 16, 2017)	$1,007
Carrying value of CBS Radio (a)	(1,112)
Net loss on split-off of CBS Radio	$(105)
(a) Net of a market value adjustment of $980 million recorded prior to the split-off.
The split-off was a tax-free transaction and therefore, there is no tax impact on the loss.

In connection with the Company’s plan to dispose of CBS Radio, in October 2016, CBS Radio borrowed $1.46 billion through a $1.06 billion senior secured term loan due 2023 and the issuance of $400 million of 7.25% senior unsecured notes due 2024 through a private placement.

The following tables set forth details of net earnings (loss) from discontinued operations for the years ended December 31, 2017, 2016 and 2015.

Year Ended December 31, 2017	CBS Radio		Other		Total
Revenues	$1,018		$—		$1,018
Costs and expenses:
Operating	364		—		364
Selling, general and administrative	446		(1)		445
Market value adjustment	980	(a)	—		980
Restructuring charges	7	(b)	—		7
Total costs and expenses	1,797		(1)		1,796
Operating income (loss)	(779)		1		(778)
Interest expense	(70)		—		(70)
Earnings (loss) from discontinued operations	(849)		1		(848)
Income tax benefit (provision)	(55)		45	(c)	(10)
Earnings (loss) from discontinued operations, net of tax	(904)		46		(858)
Net gain (loss) on disposal	(109)		13		(96)
Income tax benefit (provision)	4		(2)		2
Net gain (loss) on disposal, net of tax	(105)		11	(d)	(94)
Net earnings (loss) from discontinued operations, net of tax	$(1,009)		$57		$(952)
(a) During 2017, prior to the split-off, CBS Radio was measured each reporting period, beginning with the first quarter of 2017, at the lower of its carrying amount or fair value less cost to sell. The value of the transaction with Entercom was determined based on Entercom’s stock price at the closing of the transaction and therefore, the carrying value of CBS Radio was measured at the value indicated by the stock valuation of Entercom. As a result, the Company recorded a market value adjustment of $980 million during the nine months ended September 30, 2017 to adjust the carrying value of CBS Radio as follows:

First Quarter 2017	$(715)
Second Quarter 2017	(365)
Third Quarter 2017	100
$(980)
(b) Reflects restructuring charges associated with the reorganization of certain business operations, including severance costs and costs associated with exiting contractual obligations.
(c) Reflects a tax benefit from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.
(d) Reflects adjustments to the loss on disposal of the Company’s outdoor advertising businesses, primarily from a decrease to the guarantee liability associated with the 2013 disposal of the Company’s outdoor advertising business in Europe (“Outdoor Europe”).

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2016	CBS Radio		Other (b)	Total
Revenues	$1,220		$—	$1,220
Costs and expenses:
Operating	397		—	397
Selling, general and administrative	497		—	497
Depreciation and amortization	26		—	26
Restructuring charges	8	(a)	—	8
Impairment charge	444		—	444
Total costs and expenses	1,372		—	1,372
Operating loss	(152)		—	(152)
Interest expense	(17)		—	(17)
Other income	2		—	2
Loss from discontinued operations	(167)		—	(167)
Income tax provision	(88)		(36)	(124)
Net loss from discontinued operations, net of tax	$(255)		$(36)	$(291)
(a) Reflects restructuring charges associated with the reorganization of certain business operations, including severance costs and costs associated with exiting contractual obligations.
(b) Reflects a charge from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.

Year Ended December 31, 2015	CBS Radio		Other (b)	Total
Revenues	$1,223		$—	$1,223
Costs and expenses:
Operating	415		—	415
Selling, general and administrative	500		—	500
Depreciation and amortization	29		—	29
Restructuring charges	36	(a)	—	36
Impairment charge	484		—	484
Total costs and expenses	1,464		—	1,464
Operating loss	(241)		—	(241)
Other income	1		—	1
Loss from discontinued operations	(240)		—	(240)
Income tax benefit	89		—	89
Loss from discontinued operations, net of tax	(151)		—	(151)
Net gain on disposal	—		17	17
Income tax provision	—		(7)	(7)
Net gain on disposal, net of tax	—		10	10
Net earnings (loss) from discontinued operations, net of tax	$(151)		$10	$(141)
(a) Reflects restructuring charges associated with the reorganization of certain business operations, including severance costs and costs associated with exiting contractual obligations.
(b) Reflects a decrease to the guarantee liability associated with the 2013 disposal of Outdoor Europe.
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the major classes of assets and liabilities of the Company’s discontinued operations.

At December 31,	2017 (a)	2016
Receivables, net	$—	$244
Other current assets	1	61
Goodwill	—	1,285
Intangible assets	—	2,832
Net property and equipment	—	145
Other assets	12	29
Total Assets	$13	$4,596
Current portion of long-term debt	$—	$10
Other current liabilities	32	145
Long-term debt	—	1,335
Deferred income tax liabilities	—	998
Other liabilities	42	118
Total Liabilities	$74	$2,606
(a) Assets and liabilities of discontinued operations at December 31, 2017 primarily reflect deferred income taxes, accruals for transaction costs and other liabilities related to previously disposed businesses.

The following table presents CBS Radio’s long-term debt at December 31, 2016.

Term Loan due October 2023, net of discount	$955
7.250% Senior Notes due November 2024	400
Revolving Credit Facility	10
Deferred financing costs	(20)
Total long-term debt, including current portion	$1,345
5) RESTRUCTURING AND MERGER AND ACQUISITION-RELATED COSTS
During the year ended December 31, 2017, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $63 million, reflecting $54 million of severance costs and $9 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2016, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2015, the Company recorded restructuring charges of $45 million, reflecting $24 million of severance costs and $21 million of costs associated with exiting contractual obligations and other related costs. As of December 31, 2017, the cumulative settlements for the 2017, 2016, and 2015 restructuring charges were $68 million, of which $45 million was for severance costs and $23 million related to costs associated with exiting contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2018.

	Balance at	2017	2017	Balance at
	December 31, 2016	Charges	Settlements	December 31, 2017
Entertainment	$20	$44	$(18)	$46
Cable Networks	4	—	(3)	1
Publishing	1	5	(3)	3
Local Media	12	12	(7)	17
Corporate	2	2	(1)	3
Total	$39	$63	$(32)	$70

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2016	2016	Balance at
	December 31, 2015	Charges	Settlements	December 31, 2016
Entertainment	$19	$16	$(15)	$20
Cable Networks	—	4	—	4
Publishing	—	1	—	1
Local Media	11	6	(5)	12
Corporate	1	3	(2)	2
Total	$31	$30	$(22)	$39

In 2016, the Company incurred professional fees of $8 million associated with merger and acquisition-related activities.
6) PROGRAMMING AND OTHER INVENTORY

At December 31,	2017	2016
Acquired program rights	$2,234	$1,773
Acquired television library	99	—
Internally produced programming:
Released	1,780	1,746
In process and other	543	298
Publishing, primarily finished goods	53	49
Total programming and other inventory	4,709	3,866
Less current portion	1,828	1,427
Total noncurrent programming and other inventory	$2,881	$2,439
The Company expects to amortize approximately $725 million of its released internally produced programming during the year ended December 31, 2018. In addition, while it is difficult to determine the precise timing of the amortization of the remaining released internally produced programming, the Company estimates that substantially all of the December 31, 2017 balance will be amortized over the next three years.
7) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc.  Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc.  Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. At December 31, 2017, NAI directly or indirectly owned approximately 79.5% of CBS Corp.’s voting Class A Common Stock and owned approximately 10.2% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust.

Viacom Inc.  On February 1, 2018, the Company announced that its Board of Directors established a special committee of independent directors to evaluate a potential combination with Viacom Inc. There can be no assurance that this process will result in a transaction or on what terms any transaction may occur.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $145 million, $120 million and $176 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company leases production facilities, licenses feature films and purchases advertising spots from various subsidiaries of Viacom Inc. The total amounts for these transactions were $21 million, $24 million and $25 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at December 31, 2017 and 2016.

At December 31,	2017	2016
Receivables	$93	$113
Other assets (Receivables, noncurrent)	11	35
Total amounts due from Viacom Inc.	$104	$148
Other Related Parties  The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming.  Total revenues earned from sales to these joint ventures were $99 million, $112 million and $160 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total amounts due from these joint ventures were $27 million and $47 million at December 31, 2017 and 2016, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

8) INVESTMENTS
The Company accounts for investments over which it has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, under the equity method. Such investments include the Company’s 50% interests in the broadcast network, The CW, and the entertainment cable network, Pop. In addition, the Company has interests in several international television joint ventures including a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates channels in the United Kingdom and Ireland, including CBS branded channels; and a 30% interest in a joint venture with another subsidiary of AMC Networks Inc., which owns and operates cable and satellite channels in Europe, the Middle East and Africa.

At December 31, 2017 and 2016, respectively, the Company had $283 million and $227 million of equity investments that are included in “Other assets” on the Consolidated Balance Sheets.

Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are accounted for under the cost method. At December 31, 2017 and 2016, respectively, the Company had $24 million and $34 million of cost investments that are included in “Other assets” on the Consolidated Balance Sheets.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company invested $110 million, $81 million and $98 million into its equity and cost investments during the years ended December 31, 2017, 2016 and 2015, respectively.

For 2017, other items, net on the statement of operations included $13 million for the write-down of cost investments to their fair value. For 2016, equity in loss of investee companies, net of tax on the statement of operations included $10 million for the write-down of an international television joint venture to its fair value.

9) BANK FINANCING AND DEBT
The Company’s debt consists of the following (a):

At December 31,	2017	2016
Commercial paper	$679	$450
1.95% Senior Notes due 2017	—	399
4.625% Senior Notes due 2018	—	305
2.30% Senior Notes due 2019	604	606
5.75% Senior Notes due 2020	—	499
4.30% Senior Notes due 2021	299	299
3.375% Senior Notes due 2022	696	695
2.50% Senior Notes due 2023	396	—
2.90% Senior Notes due 2023	395	—
7.875% Debentures due 2023	187	187
7.125% Senior Notes due 2023 (b)	46	46
3.70% Senior Notes due 2024	597	596
3.50% Senior Notes due 2025	589	587
4.00% Senior Notes due 2026	785	783
2.90% Senior Notes due 2027	684	683
3.375% Senior Notes due 2028	493	—
3.70% Senior Notes due 2028	489	—
7.875% Senior Debentures due 2030	832	833
5.50% Senior Debentures due 2033	425	425
5.90% Senior Notes due 2040	297	297
4.85% Senior Notes due 2042	485	485
4.90% Senior Notes due 2044	539	538
4.60% Senior Notes due 2045	588	587
Obligations under capital leases	57	75
Total debt (c)	10,162	9,375
Less commercial paper	679	450
Less current portion	19	23
Total long-term debt, net of current portion	$9,464	$8,902
(a) Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.
(b) Debt instrument is an issuance of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., and has no guarantor.
(c) At December 31, 2017 and 2016, the senior debt balances included (i) a net unamortized discount of $65 million and $52 million, respectively, (ii) unamortized deferred financing costs of $47 million and $43 million, respectively, and (iii) a $3 million decrease and a $5 million increase, respectively, in the carrying value of the debt relating to previously settled fair value hedges. The face value of the Company’s total debt was $10.28 billion at December 31, 2017 and $9.47 billion at December 31, 2016.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the year ended December 31, 2017, debt issuances, redemptions and repayments were as follows:

Debt Issuances
November 2017, $400 million 2.90% senior notes due 2023
November 2017, $500 million 3.70% senior notes due 2028
July 2017, $400 million 2.50% senior notes due 2023
July 2017, $500 million 3.375% senior notes due 2028

Debt Redemptions
November 2017, $500 million 5.750% senior notes due 2020
July 2017, $300 million 4.625% senior notes due 2018

Debt Repayments
July 2017, $400 million 1.950% senior notes due 2017, upon maturity

The Company used the net proceeds from the 2017 issuances for the redemption and repayment of $1.20 billion of senior notes and for general corporate purposes, including discretionary contributions to the Company’s qualified pension plans and the repayment of short-term borrowings, including commercial paper.

The early redemption of the $500 million 5.750% senior notes due April 2020 and the $300 million 4.625% senior notes due May 2018 resulted in a pre-tax loss on early extinguishment of debt of $49 million ($31 million, net of tax) for the year ended December 31, 2017.

During July 2016, the Company issued $700 million of 2.90% senior notes due 2027 and used the net proceeds for general corporate purposes, including the repurchase of CBS Corp. Class B Common Stock and the repayment of short-term borrowings, including commercial paper. During January 2016, the Company repaid its $200 million of outstanding 7.625% senior debentures upon maturity.

At December 31, 2017, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2023 and
	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$—	$600	$—	$300	$700	$7,940
Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.50 billion commercial paper program of $679 million and $450 million at December 31, 2017 and 2016, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 1.88% and 0.98% at December 31, 2017 and 2016, respectively.

Credit Facility
At December 31, 2017, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2017, the Company’s Consolidated Leverage Ratio was approximately 3.1x.

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

The Credit Facility is used for general corporate purposes. At December 31, 2017, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
10) FINANCIAL INSTRUMENTS
The carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value.  At December 31, 2017 and 2016, the carrying value of the Company’s senior debt was $9.43 billion and $8.85 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $10.16 billion and $9.51 billion, respectively.

The Company uses derivative financial instruments primarily to manage its exposure to market risks from fluctuations in foreign currency exchange rates.  The Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into derivative financial instruments for speculative trading purposes.

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

At December 31, 2017 and 2016, the notional amount of all foreign currency contracts was $410 million and $433 million, respectively.

Gains (losses) recognized on derivative financial instruments were as follows:

Year Ended December 31,	2017	2016	Financial Statement Account
Non-designated foreign exchange contracts	$(27)	$33	Other items, net
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2017 and 2016, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
11) FAIR VALUE MEASUREMENTS
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$5	$—	$5
Total Assets	$—	$5	$—	$5
Liabilities:				$—
Deferred compensation	$—	$363	$—	$363
Foreign currency hedges	—	10	—	10
Total Liabilities	$—	$373	$—	$373

At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$34	$—	$34
Total Assets	$—	$34	$—	$34
Liabilities:				$—
Deferred compensation	$—	$347	$—	$347
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$348	$—	$348
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

Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2017, 2016, and 2015. For the years ended December 31, 2017, 2016 and 2015, the Company declared total per share dividends of $.72, $.66, and $.60, respectively, resulting in total annual dividends of $289 million, $294 million and $293 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

Purchase of Company Stock—During 2017, the Company repurchased 16.2 million shares of CBS Corp. Class B Common Stock under its share repurchase program for $1.05 billion, at an average cost of $64.70 per share. At December 31, 2017, $3.06 billion of authorization remained under the share repurchase program.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Also during 2017, the Company completed the split-off of CBS Radio through an exchange offer, in which the Company accepted 17.9 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 101.4 million shares of CBS Radio common stock that it owned (See Note 4).

Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were 0.1 million for each of the years 2016 and 2015.

Accumulated Other Comprehensive Income —The following table presents the changes in the components of accumulated other comprehensive income (loss).

		Net Actuarial		Accumulated
	Cumulative	Loss and		Other
	Translation	Prior		Comprehensive
	Adjustments	Service Cost		Loss
At December 31, 2014	$157	$(892)		$(735)
Other comprehensive loss before reclassifications	(5)	(66)		(71)
Reclassifications to net earnings	—	36	(a)	36
Other comprehensive loss	(5)	(30)		(35)
At December 31, 2015	152	(922)		(770)
Other comprehensive loss before reclassifications	(1)	(165)		(166)
Reclassifications to net earnings	—	169	(a)	169
Other comprehensive income (loss)	(1)	4		3
At December 31, 2016	151	(918)		(767)
Other comprehensive income (loss) before reclassifications	6	(173)		(167)
Reclassifications to net earnings	2	270	(a)	272
Other comprehensive income	8	97		105
At December 31, 2017	$159	$(821)		$(662)
(a) Reflects amortization of net actuarial losseswhich includes the accelerated recognition of a portion of the unamortized actuarial losses as a result of pension settlements for the years ended December 31, 2017 and 2016 (See Note 15).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax (provision) benefit for the years ended December 31, 2017, 2016 and 2015 of $(106) million, $(3) million and $19 million, respectively. The tax provision related to the other comprehensive loss from discontinued operations and the tax provision related to the unrealized gain on securities were minimal for all periods presented.

13) STOCK-BASED COMPENSATION

The Company has equity incentive plans (the “Plans”) under which stock options, RSUs and market-based performance share units (“PSUs”) were issued. The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs and PSUs, the Company issues new shares from its existing authorization. At December 31, 2017, there were 45 million shares available for future grant under the Plans.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015.

Year Ended December 31,	2017	2016	2015
RSUs and PSUs	$152	$137	$129
Stock options	27	28	28
Stock-based compensation expense, before income taxes	179	165	157
Related tax benefit	(69)	(63)	(61)
Stock-based compensation expense, net of tax benefit	$110	$102	$96

Included in net loss from discontinued operations was stock-based compensation expense of $2 million, $12 million and $17 million for the years 2017, 2016, and 2015, respectively.
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

During 2017 and 2016, the Company also granted PSU awards. The number of shares that will be issued upon vesting of the PSUs is based on the Company’s stock price performance over a designated measurement period, as well as the achievement of established operating goals. The fair value of PSU awards is determined using a Monte Carlo simulation model. Compensation expense for PSUs is expensed over the required employee service period. The fair value of the PSU awards granted during the years ended December 31, 2017 and 2016 was $23 million and $4 million, respectively.

The weighted average grant date fair value of RSUs was $66.59, $47.30 and $59.11 in 2017, 2016, and 2015, respectively. The total market value of RSUs that vested during 2017, 2016, and 2015 was $193 million, $129 million and $212 million, respectively. Total unrecognized compensation cost related to non-vested RSUs at December 31, 2017 was $192 million which is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes the Company’s RSU activity.

		Weighted Average
	RSUs	Grant Date Fair Value
Non-vested at December 31, 2016	6,457,620	$52.57
Granted	2,506,607	$66.59
Vested	(2,892,533)	$52.69
Forfeited	(747,707)	$59.04
Non-vested at December 31, 2017	5,323,987	$58.19
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The weighted average fair value of stock options as of the grant date was $17.50, $12.30 and $15.73 in 2017, 2016, and 2015, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016	2015
Expected dividend yield	1.09%	1.31%	1.25%
Expected stock price volatility	29.89%	32.55%	31.45%
Risk-free interest rate	2.00%	1.35%	1.63%
Expected term of options (years)	5.00	5.00	5.00
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

Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2017 was $37 million, which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the Company’s stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2016	11,911,647	$44.14
Granted	1,361,464	$66.31
Exercised	(2,940,667)	$31.12
Forfeited or expired	(218,608)	$59.04
Outstanding at December 31, 2017	10,113,836	$50.59
Exercisable at December 31, 2017	6,376,286	$46.30

The following table summarizes other information relating to stock option exercises during the years ended December 31, 2017, 2016 and 2015.

Year Ended December 31,	2017	2016	2015
Cash received from stock option exercises	$91	$21	$142
Tax benefit of stock option exercises	$36	$14	$74
Intrinsic value of stock option exercises	$96	$37	$192

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2017.

	Outstanding			Exercisable
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	of Options	Life (Years)	Exercise Price	of Options	Exercise Price
$5 to 9.99	25,465	1.08	$5.72	25,465	$5.72
$10 to 19.99	174,668	0.95	$14.46	174,668	$14.46
$20 to 29.99	1,086,770	1.70	$26.62	1,086,770	$26.62
$30 to 39.99	791,703	2.82	$34.27	791,703	$34.27
$40 to 49.99	3,213,930	4.61	$45.17	1,977,910	$44.77
$50 to 59.99	1,635,410	5.13	$59.54	772,552	$59.54
$60 to 69.99	3,185,890	5.38	$66.04	1,547,218	$65.89
	10,113,836			6,376,286
At December 31, 2017 stock options outstanding have a weighted average remaining contractual life of 4.41 years and the total intrinsic value for “in-the-money” options, based on the Company’s closing stock price of $59.00, was $108 million. At December 31, 2017 stock options exercisable have a weighted average remaining contractual life of 3.44 years and the total intrinsic value for “in-the-money” exercisable options was $92 million.

14) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2017	2016	2015
United States	$1,441	$1,803	$1,840
Foreign	538	427	424
Total	$1,979	$2,230	$2,264
The components of the provision for income taxes were as follows:

Year Ended December 31,	2017	2016	2015
Current:
Federal	$720	$359	$110
State and local	38	64	30
Foreign	63	61	91
	821	484	231
Deferred	(188)	144	445
Provision for income taxes	$633	$628	$676

In addition, included in net loss from discontinued operations was an income tax (provision) benefit of $(8) million, $(124) million and $82 million in 2017, 2016, and 2015, respectively.

The equity in loss of investee companies is shown net of tax on the Company’s Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2017, 2016, and 2015 were $22 million, $25 million, and $22 million, respectively, which represented an effective tax rate of 37.9%, 33.5% and 38.7% for 2017, 2016, and 2015, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In 2017 and 2016, the Company realized tax benefits from the exercise of stock options and vesting of RSUs of $104 million and $57 million, respectively.
The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2017	2016	2015
Taxes on income at U.S. federal statutory rate	$693	$780	$792
State and local taxes, net of federal tax benefit	47	59	55
Effect of foreign operations	(162)	(112)	(100)
Impact of federal tax legislation	129	—	—
Excess tax benefits from stock-based compensation	(44)	—	—
Domestic production deduction	(31)	(42)	(25)
Sales of businesses	—	—	(42)
Audit settlements, net	—	—	(9)
Other, net (a)	1	(57)	5
Provision for income taxes	$633	$628	$676
(a) 2016 includes a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.
The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2017	2016
Deferred income tax assets:
Reserves and other accrued liabilities	$391	$671
Pension, postretirement and other employee benefits	478	843
Tax credit and loss carryforwards	835	966
Other	70	113
Total deferred income tax assets	1,774	2,593
Valuation allowance	(974)	(928)
Deferred income tax assets, net	800	1,665
Deferred income tax liabilities:
Intangible assets	(847)	(1,469)
Unbilled licensing receivables	(291)	(636)
Property, equipment and other assets	(86)	(140)
Total deferred income tax liabilities	(1,224)	(2,245)
Deferred income tax liabilities, net	$(424)	$(580)
In addition to the deferred income taxes reflected in the table above, included in the liabilities of discontinued operations on the Consolidated Balance Sheets are net deferred income tax assets (liabilities) of $12 million and $(975) million at December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $1.74 billion, the majority of which expire in various years from 2018 through 2037.

The 2017 and 2016 deferred income tax assets were reduced by a valuation allowance of $974 million and $928 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

On December 22, 2017, the U.S. government enacted tax legislation containing significant changes to U.S. federal tax law (the “Tax Reform Act“), including a reduction in the federal corporate tax rate from 35% to 21% and a one-time transition tax on cumulative foreign earnings and profits. The Company recorded a net provisional charge of

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

$129 million for the year ended December 31, 2017, reflecting an estimated tax impact of $407 million on the Company’s historical accumulated foreign earnings and profits, partially offset by an estimated benefit of $278 million to adjust the Company’s deferred income tax balances as a result of the reduced corporate income tax rate.

Generally, the future remittance of foreign undistributed earnings will not be subject to U.S. federal income taxes under the provisions of the Tax Reform Act and as a result, for substantially all of its foreign subsidiaries, the Company no longer intends to assert indefinite reinvestment of both cash held outside of the U.S. and future cash earnings. However, a future repatriation of cash could be subject to state and local income taxes, foreign income taxes, and withholding taxes. Accordingly, the Company recorded an estimated deferred income tax liability which was not material to the Company’s consolidated financial statements. Additional income taxes have not been provided for outside basis differences inherent in these entities as these amounts continue to be indefinitely invested in foreign operations. The determination of the U.S. federal deferred income tax liability for such outside basis difference is not practicable.

The final impacts of the Tax Reform Act may differ materially from the current estimates since all of the necessary information was not available, prepared or analyzed in sufficient detail to complete the assessment of the Tax Reform Act. In addition, future interpretive guidance issued by federal and state tax authorities may impact the provisional amount. The Company will complete its analysis of this provisional amount and finalize and record any adjustments to its estimates within one year from the enactment of the Tax Reform Act.
The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2015	$140
Additions for current year tax positions	14
Additions for prior year tax positions	6
Reductions for prior year tax positions	(32)
Cash settlements	(23)
Statute of limitations lapses	(1)
At December 31, 2015	104
Additions for current year tax positions	9
Additions for prior year tax positions	4
Reductions for prior year tax positions	(8)
Cash settlements	(6)
Statute of limitations lapses	(1)
At December 31, 2016	102
Additions for current year tax positions	50
Additions for prior year tax positions	39
Reductions for prior year tax positions	(41)
Cash settlements	(5)
Statute of limitations lapses	(7)
At December 31, 2017	$138
At December 31, 2017 and 2016, $3 million and $20 million, respectively, of the reserve for uncertain tax positions were included in “Liabilities of discontinued operations” on the Consolidated Balance Sheets.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The reserve for uncertain tax positions of $138 million at December 31, 2017 includes $127 million which would affect the Company’s effective income tax rate, including discontinued operations, if and when recognized in future years.
The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. The Company recognized interest and penalties of $6 million for the year ended December 31, 2017, and $7 million for each of the years ended December 31, 2016 and 2015, in the Consolidated Statements of Operations. As of December 31, 2017 and 2016, the Company has recorded liabilities for accrued interest and penalties of $14 million and $35 million, respectively, on the Consolidated Balance Sheets.

During 2015, the Company and the IRS settled the Company’s income tax audit for the years 2011 and 2012, which did not have a material effect on the Company’s consolidated financial statements. The statute of limitations for the 2013 tax year expired in September 2017. The IRS is expected to commence its examination of the years 2014, 2015, and 2016 during 2018. In addition, various tax years are currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, the Company does not currently believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next twelve months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and accordingly, unforeseen events could cause the Company’s expectation to change in the future.
15) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Most of the Company’s pension plans are closed to new entrants. The benefits for some plans are based primarily on an employee’s years of service and average pay near retirement. Benefits under other plans are based primarily on an employee’s pay for each year that the employee participated in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and the applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities and U.S. government securities. The Company’s common stock represents approximately 2.8% of the plan assets’ fair values at both December 31, 2017 and 2016, respectively.

During the fourth quarter of 2017, the Company purchased a group annuity contract under which an insurance company has permanently assumed the Company’s obligation to pay and administer pension benefits to certain of the Company’s pension plan participants, or their designated beneficiaries, who had been receiving pension benefits. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $800 million, representing approximately 20% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a settlement charge of $352 million in the fourth quarter of 2017, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Additionally, during 2017, the Company made discretionary contributions totaling $600 million to prefund its qualified pension plans.

During 2016, the Company offered eligible former employees who had not yet initiated pension benefit payments the option to make a one-time election to receive the present value of their pension benefits as a lump-sum distribution or to commence an immediate monthly annuity benefit. As a result, the Company paid a total of $518 million of lump-sum distributions in 2016 using its pension plan assets, representing 12% of the total obligations of its qualified pension plans. Accordingly, the Company recorded a settlement charge of $211 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In addition, the Company sponsors health and welfare plans that provide postretirement health care and life insurance benefits to eligible retired employees and their covered dependents. Eligibility is based in part on certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually, as well as caps on the annual dollar amount the Company will contribute toward the cost of coverage. Claims are paid primarily with the Company’s funds.

The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

The following table sets forth the change in benefit obligation for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$4,660	$4,911	$447	$486
Service cost	29	29	—	—
Interest cost	191	215	18	20
Actuarial loss (gain)	337	353	19	(5)
Benefits paid	(326)	(328)	(73)	(69)
Participants’ contributions	—	—	10	11
Retiree Medicare drug subsidy	—	—	3	4
Settlements	(862)	(518)	—	—
Cumulative translation adjustments	11	(2)	—	—
Benefit obligation, end of year	$4,040	$4,660	$424	$447
The following table sets forth the change in plan assets for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets, beginning of year	$3,244	$3,734	$4	$4
Actual return on plan assets	328	305	—	—
Employer contributions	650	52	56	54
Benefits paid	(326)	(328)	(73)	(69)
Participants’ contributions	—	—	10	11
Retiree Medicare drug subsidy	—	—	3	4
Settlements	(862)	(518)	—	—
Cumulative translation adjustments	12	(1)	—	—
Fair value of plan assets, end of year	$3,046	$3,244	$—	$4
The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company’s Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2017	2016	2017	2016
Funded status at end of year	$(994)	$(1,416)	$(424)	$(443)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$12	$13	$—	$—
Current liabilities	(53)	(53)	(49)	(50)
Noncurrent liabilities	(953)	(1,376)	(375)	(393)
Net amounts recognized	$(994)	$(1,416)	$(424)	$(443)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company’s qualified pension plans were underfunded by $309 million and $742 million at December 31, 2017 and 2016, respectively.

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2017	2016	2017	2016
Net actuarial (loss) gain	$(1,583)	$(1,827)	$189	$230
Net prior service cost	(6)	(7)	—	—
Share of equity investee	(2)	(1)	—	—
	(1,591)	(1,835)	189	230
Deferred income taxes	606	725	(25)	(38)
Net amount recognized in accumulated other comprehensive income (loss)	$(985)	$(1,110)	$164	$192
The accumulated benefit obligation for all defined benefit pension plans was $3.96 billion and $4.59 billion at December 31, 2017 and 2016, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2017	2016
Projected benefit obligation	$3,933	$4,558
Accumulated benefit obligation	$3,852	$4,485
Fair value of plan assets	$2,928	$3,129
The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2017	2016	2015	2017	2016	2015
Components of net periodic cost:
Service cost	$29	$29	$31	$—	$—	$—
Interest cost	191	215	209	18	20	20
Expected return on plan assets	(201)	(227)	(261)	—	—	—
Amortization of actuarial losses (gains)	101	84	79	(22)	(21)	(21)
Amortization of prior service cost	2	1	1	—	—	—
Settlements	352	211	—	—	—	—
Net periodic cost	$474	$313	$59	$(4)	$(1)	$(1)

	Pension	Postretirement
Year Ended December 31, 2017	Benefits	Benefits
Other comprehensive income (loss):		45
Actuarial loss	$(210)	$(19)
Amortization of actuarial losses (gains) (a)	101	(22)
Amortization of prior service cost (a)	2	—
Settlements (a)	352	—
Cumulative translation adjustments	(1)	—
	244	(41)
Deferred income taxes	(119)	13
Recognized in other comprehensive income (loss), net of tax	$125	$(28)
(a)  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Estimated net actuarial losses and prior service costs related to the defined benefit pension plans of approximately $81 million and $1 million, respectively, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2018.

Estimated net actuarial gains related to the other postretirement benefit plans of approximately $18 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs in 2018.

	Pension		Postretirement
	Benefits		Benefits
	2017	2016	2017	2016
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.9%	4.3%	3.9%	4.1%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	4.3%	4.6%	4.1%	4.2%
Expected long-term return on plan assets	6.4%	6.4%	2.0%	2.0%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
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

The following additional assumptions were used in accounting for postretirement benefits.

	2017	2016
Projected health care cost trend rate	7.0%	6.6%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved	2023	2021
A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on the accumulated postretirement benefit obligation	$6	$(5)
Plan Assets
The asset allocations for the Company’s U.S. qualified defined benefit pension plan trust and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company’s U.S. pension plan trust, which accounted for 94% of total plan assets at December 31, 2017, is to invest between 70% - 80% in long duration fixed income investments, 16% - 28% in equity securities and the remainder in cash and other investments. At December 31, 2017, this trust was invested approximately 71% in long duration fixed income portfolios, 24% in equity investments, and the remainder in cash, cash equivalents and other investments. Other trusts, which fund the Company’s international pension plans, accounted for 6% of total plan

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

assets at December 31, 2017 and are invested approximately 69% in fixed income investments, 17% in equity investments, and the remainder in cash, cash equivalents and other investments. Long duration fixed income investments primarily consist of a diversified portfolio of investment grade fixed income instruments with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

The following tables set forth the Company’s pension plan assets measured at fair value on a recurring basis at December 31, 2017 and 2016. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

At December 31, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$8	$80	$—	$88
Fixed income securities:
U.S. treasury securities	135	—	—	135
Government-related securities	12	238	—	250
Corporate bonds (b)	—	1,657	—	1,657
Mortgage-backed and asset-backed securities	—	97	1	98
Equity securities:
U.S. large capitalization	175	3	—	178
U.S. small capitalization	43	—	—	43
International equity	—	3	—	3
Other	—	43	—	43
Total assets in fair value hierarchy	$373	$2,121	$1	$2,495
Common collective funds measured at net asset value (c) (d)				519
Limited partnerships measured at net asset value (c)				32
Investments, at fair value				$3,046

At December 31, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$11	$53	$—	$64
Fixed income securities:
U.S. treasury securities	132	—	—	132
Government-related securities	18	207	—	225
Corporate bonds (b)	—	1,895	—	1,895
Mortgage-backed and asset-backed securities	—	135	2	137
Equity securities:
U.S. large capitalization	187	3	—	190
U.S. small capitalization	64	—	—	64
International equity	—	3	—	3
Other	—	(18)	—	(18)
Total assets in fair value hierarchy	$412	$2,278	$2	$2,692
Common collective funds measured at net asset value (c) (d)				521
Limited partnerships measured at net asset value (c)				31
Investments, at fair value				$3,244
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

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 at December 31, 2017.

Mortgage-backed Securities
At January 1, 2016	$2
Contributions and distributions, net	—
At December 31, 2016	2
Contributions and distributions, net	(1)
At December 31, 2017	$1
The Company’s other postretirement benefits plan assets of $4 million at December 31, 2016 were invested in U.S. fixed income index funds, which are categorized as Level 1 assets.

Future Benefit Payments
Estimated future benefit payments are as follows:

	2018	2019	2020	2021	2022	2023-2027
Pension	$448	$266	$263	$261	$258	$1,229
Postretirement	$54	$52	$49	$46	$43	$172
Retiree Medicare drug subsidy	$(5)	$(5)	$(5)	$(5)	$(5)	$(22)
In 2018, the Company expects to make contributions of approximately $53 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2018, the Company expects to contribute approximately $49 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

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
The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006. Plans in the red zone are in critical status; those in the yellow zone are in endangered status; and those in the green zone are neither critical nor endangered.

The table below presents information concerning the Company’s participation in multiemployer defined benefit pension plans.

	Employer Identification Number/Pension Plan Number	Pension Protection Act		Company Contributions			Expiration Date of Collective Bargaining Agreement
		Zone Status (a)
Pension Plan		2017	2016	2017	2016	2015
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$6	$6	$5	(c)
Directors Guild of America - Producer	95-2892780-001	Green	Green	8	6	6	6/30/2020
Producer-Writers Guild of America	95-2216351-001	Green	Green	15	12	11	5/1/2020
Screen Actors Guild - Producers	95-2110997-001	Green	Green	22	11	9	6/30/2020
Motion Picture Industry	95-1810805-001	Green	Green	14	11	10	(d)
I.A.T.S.E. Local No. 33 Pension Trust Fund (e)	95-6377503-001	Green	Green	10	9	8	12/31/2019
Other Plans				5	5	1
	Total contributions			$80	$60	$50
(a) The Zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2017 and 2016. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in AFTRA Retirement Plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2016.
(c) The expiration dates range from June 30, 2018 through December 31, 2020.
(d) The expiration dates range from May 15, 2018 through June 30, 2020.
(e) The Company was listed in I.A.T.S.E. Local No. 33 Pension Trust Fund’s Form 5500 as providing more than 5% of total contributions for the plan year ended December 31, 2016.

As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

The Company also contributes to multiemployer plans that provide postretirement healthcare, defined contribution and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $30 million, $28 million and $26 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company recognizes the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans
The Company sponsors defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $42 million, $35 million and $39 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Programming and talent commitments of the Company, estimated to aggregate $10.41 billion as of December 31, 2017, primarily include $7.30 billion for sports programming rights, $2.44 billion relating to the production and licensing of television and film programming, and $672 million for talent contracts.  The Company also has committed purchase obligations which include agreements to purchase goods or services in the future that totaled $790 million as of December 31, 2017.

Other long-term contractual obligations recorded on the Company’s Consolidated Balance Sheet include program liabilities; participations due to producers; residuals; and a tax liability resulting from the enactment of the Tax Reform Act in December 2017. This tax liability reflects the estimated tax on the Company’s historical accumulated foreign earnings and profits, which is payable to the IRS over eight years.

At December 31, 2017, commitments for programming and talent and purchase obligations not recorded on the balance sheet, and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Programming and Talent	Purchase Obligations	Other Long-Term Contractual Obligations
2018	$2,281	$218	$—
2019	2,310	226	661
2020	1,753	197	420
2021	1,692	56	256
2022	1,584	22	169
2023 and thereafter	794	71	328
Total	$10,414	$790	$1,834
The Company has long-term noncancellable operating lease commitments for office space, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders.

At December 31, 2017, future minimum rental payments under noncancellable operating leases with terms in excess of one year and payments under capital leases are as follows:

	Leases
	Capital	Operating
2018	$19	$155
2019	14	129
2020	13	111
2021	11	104
2022	5	96
2023 and thereafter	—	527
Total minimum payments	$62	$1,122
Less amounts representing interest	5
Present value of minimum payments	$57
Future minimum operating lease payments have been reduced by future minimum sublease income of $47 million. Rent expense was $181 million in 2017, $167 million in 2016 and $174 million in 2015. Included in net earnings (loss) from discontinued operations was rent expense of $32 million in 2017, $36 million in 2016 and $37 million in 2015.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2017, the outstanding letters of credit and surety bonds approximated $99 million and were not recorded on the Consolidated Balance Sheet.
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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2017, the Company had pending approximately 31,660 asbestos claims, as compared with approximately 33,610 as of December 31, 2016 and 36,030 as of December 31, 2015. During 2017, the Company received approximately 3,530 new claims and closed or moved to an inactive docket approximately 5,480 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2017 and 2016 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $48 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Year Ended December 31,	2017	2016	2015
Revenues:
Entertainment	$9,164	$8,877	$8,438
Cable Networks	2,501	2,160	2,242
Publishing	830	767	780
Local Media	1,668	1,779	1,592
Corporate/Eliminations	(471)	(417)	(381)
Total Revenues	$13,692	$13,166	$12,671
Revenues generated between segments primarily reflect advertising sales, television and feature film license fees and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2017	2016	2015
Intercompany Revenues:
Entertainment	$480	$434	$384
Cable Networks	1	1	—
Local Media	13	8	9
Total Intercompany Revenues	$494	$443	$393

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding pension settlement charges, restructuring charges, merger and acquisition-related costs, and other operating items, net, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

Year Ended December 31,	2017	2016	2015
Segment Operating Income (Loss):
Entertainment	$1,554	$1,519	$1,294
Cable Networks	996	959	945
Publishing	132	119	114
Local Media	492	618	487
Corporate	(355)	(354)	(276)
Total Segment Operating Income	2,819	2,861	2,564
Pension settlement charges	(352)	(211)	—
Restructuring and merger and acquisition-related costs	(63)	(38)	(45)
Other operating items, net	19	9	139
Operating income	2,423	2,621	2,658
Interest expense	(457)	(411)	(392)
Interest income	64	32	24
Loss on early extinguishment of debt	(49)	—	—
Other items, net	(2)	(12)	(26)
Earnings from continuing operations before income taxes and equity in loss of investee companies	1,979	2,230	2,264
Provision for income taxes	(633)	(628)	(676)
Equity in loss of investee companies, net of tax	(37)	(50)	(34)
Net earnings from continuing operations	1,309	1,552	1,554
Net loss from discontinued operations, net of tax	(952)	(291)	(141)
Net earnings	$357	$1,261	$1,413

Year Ended December 31,	2017	2016	2015
Depreciation and Amortization:
Entertainment	$115	$117	$126
Cable Networks	23	23	23
Publishing	6	6	6
Local Media	45	44	48
Corporate	34	35	32
Total Depreciation and Amortization	$223	$225	$235

Year Ended December 31,	2017	2016	2015
Stock-based Compensation:
Entertainment	$66	$61	$61
Cable Networks	12	12	11
Publishing	5	4	4
Local Media	12	12	11
Corporate	84	76	70
Total Stock-based Compensation	$179	$165	$157

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2017	2016	2015
Capital Expenditures:
Entertainment	$98	$98	$99
Cable Networks	20	19	18
Publishing	5	9	10
Local Media	32	37	28
Corporate	30	33	16
Total Capital Expenditures	$185	$196	$171

At December 31,	2017	2016
Assets:
Entertainment	$12,626	$11,262
Cable Networks	2,878	2,618
Publishing	906	880
Local Media	4,042	4,065
Corporate/Eliminations	378	817
Discontinued operations	13	4,596
Total Assets	$20,843	$24,238

Year Ended December 31,	2017	2016	2015
Revenues by Type:
Advertising	$5,753	$6,288	$5,824
Content licensing and distribution	3,952	3,673	3,903
Affiliate and subscription fees	3,758	2,978	2,724
Other	229	227	220
Total Revenues	$13,692	$13,166	$12,671

Year Ended December 31,	2017	2016	2015
Revenues: (a)
United States	$11,675	$11,317	$10,667
International	2,017	1,849	2,004
Total Revenues	$13,692	$13,166	$12,671
(a) Revenue classifications are based on customers’ locations.

At December 31,	2017	2016
Long-lived Assets: (a)
United States	$13,699	$17,476
International	495	407
Total Long-lived Assets	$14,194	$17,883
(a) Reflects total assets from both continuing and discontinued operations less current assets, investments and noncurrent deferred tax assets.

Transactions within the Company between the United States and international regions were not significant.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

18) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2017	2016	2015
Cash paid for interest:
Continuing operations	$448	$407	$349
Discontinued operations	70	8	—
Total	$518	$415	$349

Year Ended December 31,	2017	2016	2015
Cash paid for income taxes:
Continuing operations	$365	$373	$199
Discontinued operations	26	119	84
Total	$391	$492	$283

Year Ended December 31,	2017	2016	2015
Noncash investing and financing activities:
Shares received in split-off of CBS Radio (Note 4)	$1,007	$—	$—
Noncash additions to property and equipment	$31	$—	$—
Equipment acquired under capitalized leases	$5	$10	$3

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

19) QUARTERLY FINANCIAL DATA (unaudited):

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter (b) (c)	Total Year
Revenues:
Entertainment	$2,347	$2,184	$1,815	$2,818	$9,164
Cable Networks	543	571	840	547	2,501
Publishing	161	206	228	235	830
Local Media	409	412	397	450	1,668
Corporate/Eliminations	(117)	(116)	(109)	(129)	(471)
Total Revenues	$3,343	$3,257	$3,171	$3,921	$13,692
Segment Operating Income (Loss):
Entertainment	$398	$346	$345	$465	$1,554
Cable Networks	248	253	294	201	996
Publishing	14	28	46	44	132
Local Media	123	127	105	137	492
Corporate	(79)	(85)	(83)	(108)	(355)
Total Segment Operating Income	704	669	707	739	2,819
Pension settlement charge	—	—	—	(352)	(352)
Restructuring charges	—	—	—	(63)	(63)
Other operating items, net	—	—	—	19	19
Total Operating Income	$704	$669	$707	$343	$2,423
Net earnings from continuing operations	$454	$397	$418	$40	$1,309
Net earnings (loss) (a)	$(252)	$58	$592	$(41)	$357

Basic net earnings per common share:
Net earnings from continuing operations	$1.11	$.98	$1.04	$.10	$3.26
Net earnings (loss)	$(.61)	$.14	$1.48	$(.10)	$.89
Diluted net earnings per common share:
Net earnings from continuing operations	$1.09	$.97	$1.03	$.10	$3.22
Net earnings (loss)	$(.61)	$.14	$1.46	$(.10)	$.88

Weighted average number of common shares
outstanding:
Basic	410	405	401	391	401
Diluted	416	410	406	395	407

Dividends per common share	$.18	$.18	$.18	$.18	$.72
(a) CBS Radio has been presented as a discontinued operation for all periods presented. In the fourth quarter of 2017, the Company recorded a loss on the split-off of CBS Radio of $105 million. During 2017, prior to the split-off, the Company recorded a market value adjustment of $980 million, including a charge of $715 million, a charge of $365 million and a gain of $100 million in the first, second and third quarter, respectively, to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom (See Note 4).
(b) In the fourth quarter of 2017, the Company recorded a pension settlement charge of $352 million for the settlement of pension obligations resulting from the transfer of pension obligations to an insurance company through the purchase of a group annuity contract (See Note 15).
(c) In the fourth quarter of 2017, the Company recorded a provisional charge of $129 million, or $.32 per diluted share, resulting from the enactment of the Tax Reform Act.

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
(c) In the fourth quarter of 2016, the Company recorded a pension settlement charge of $211 million for the settlement of pension obligations resulting from the completion of the Company’s offer to eligible former employees to receive lump-sum distributions of their pension benefits (See Note 15).

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

	Statement of Operations
	For the Year Ended December 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$172	$10	$13,510	$—	$13,692
Costs and expenses:
Operating	95	6	8,337	—	8,438
Selling, general and administrative	87	286	1,839	—	2,212
Depreciation and amortization	5	23	195	—	223
Pension settlement charge	352	—	—	—	352
Restructuring charges	—	2	61	—	63
Other operating items, net	—	—	(19)	—	(19)
Total costs and expenses	539	317	10,413	—	11,269
Operating income (loss)	(367)	(307)	3,097	—	2,423
Interest (expense) income, net	(509)	(486)	602	—	(393)
Loss on early extinguishment of debt	(49)	—	—	—	(49)
Other items, net	1	(42)	39	—	(2)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(924)	(835)	3,738	—	1,979
Benefit (provision) for income taxes	266	240	(1,139)	—	(633)
Equity in earnings (loss) of investee companies, net of tax	1,014	1,374	(37)	(2,388)	(37)
Net earnings from continuing operations	356	779	2,562	(2,388)	1,309
Net earnings (loss) from discontinued operations, net of tax	1	(5)	(948)	—	(952)
Net earnings	$357	$774	$1,614	$(2,388)	$357
Total comprehensive income	$462	$763	$1,640	$(2,403)	$462

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$173	$—	$112	$—	$285
Receivables, net	29	2	3,666	—	3,697
Programming and other inventory	3	3	1,822	—	1,828
Prepaid expenses and other current assets	130	28	340	(36)	462
Current assets of discontinued operations	—	—	1	—	1
Total current assets	335	33	5,941	(36)	6,273
Property and equipment	49	217	2,785	—	3,051
Less accumulated depreciation and amortization	27	163	1,581	—	1,771
Net property and equipment	22	54	1,204	—	1,280
Programming and other inventory	3	4	2,874	—	2,881
Goodwill	98	62	4,731	—	4,891
Intangible assets	—	—	2,666	—	2,666
Investments in consolidated subsidiaries	45,504	15,225	—	(60,729)	—
Other assets	162	5	2,673	—	2,840
Intercompany	—	1,221	29,562	(30,783)	—
Assets of discontinued operations	—	—	12	—	12
Total Assets	$46,124	$16,604	$49,663	$(91,548)	$20,843
Liabilities and Stockholders’ Equity
Accounts payable	$1	$30	$200	$—	$231
Participants’ share and royalties payable	—	—	986	—	986
Program rights	4	4	365	—	373
Commercial paper	679	—	—	—	679
Current portion of long-term debt	2	—	17	—	19
Accrued expenses and other current liabilities	352	264	1,072	(36)	1,652
Current liabilities of discontinued operations	—	5	27	—	32
Total current liabilities	1,038	303	2,667	(36)	3,972
Long-term debt	9,378	—	86	—	9,464
Other liabilities	2,947	234	2,206	—	5,387
Liabilities of discontinued operations	—	—	42	—	42
Intercompany	30,783	—	—	(30,783)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,797	—	60,894	(60,894)	43,797
Retained earnings (deficit)	(18,900)	16,257	(12,224)	(4,033)	(18,900)
Accumulated other comprehensive income (loss)	(662)	18	76	(94)	(662)
	24,236	16,398	49,462	(65,860)	24,236
Less treasury stock, at cost	22,258	331	4,800	(5,131)	22,258
Total Stockholders’ Equity	1,978	16,067	44,662	(60,729)	1,978
Total Liabilities and Stockholders’ Equity	$46,124	$16,604	$49,663	$(91,548)	$20,843

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(1,491)	$(203)	$2,581	$—	$887
Investing Activities:
Acquisitions (including acquired television library), net of cash acquired	—	—	(270)	—	(270)
Capital expenditures	—	(30)	(155)	—	(185)
Investments in and advances to investee companies	—	—	(110)	—	(110)
Proceeds from sale of investments	—	—	10	—	10
Proceeds from dispositions	—	—	11	—	11
Other investing activities	22	(1)	—	—	21
Net cash flow provided by (used for) investing activities from continuing operations	22	(31)	(514)	—	(523)
Net cash flow provided by (used for) investing activities from discontinued operations	1	(5)	(20)	—	(24)
Net cash flow provided by (used for) investing activities	23	(36)	(534)	—	(547)
Financing Activities:
Proceeds from short-term debt borrowings, net	229	—	—	—	229
Proceeds from issuance of senior notes	1,773	—	—	—	1,773
Repayment of senior notes	(1,244)	—	—	—	(1,244)
Proceeds from debt borrowings of CBS Radio	—	—	40	—	40
Repayment of debt borrowings of CBS Radio	—	—	(43)	—	(43)
Payment of capital lease obligations	—	—	(18)	—	(18)
Dividends	(296)	—	—	—	(296)
Purchase of Company common stock	(1,111)	—	—	—	(1,111)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	—	—	—	(89)
Proceeds from exercise of stock options	91	—	—	—	91
Other financing activities	(1)	—	(8)	—	(9)
Increase (decrease) in intercompany payables	1,968	239	(2,207)	—	—
Net cash flow provided by (used for) financing activities	1,320	239	(2,236)	—	(677)
Net decrease in cash and cash equivalents	(148)	—	(189)	—	(337)
Cash and cash equivalents at beginning of year (includes $24 of discontinued operations cash)	321	—	301	—	622
Cash and cash equivalents at end of year	$173	$—	$112	$—	$285

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
The Company’s chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s report on internal control over financial reporting and the report of the Company’s independent registered public accounting firm thereon are set forth in Item 8, on pages II- 46 and II - 47, of this report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s directors is contained in the CBS Corporation Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “CBS Corporation’s Board of Directors,” “Item 1—Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
(a)
1. Financial Statements.
The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page II-45.
2. Financial Statement Schedules.
The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-45.
3. Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

(b)	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

Item 16.	Form 10-K Summary.
None.

IV-1

CBS CORPORATION AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C					Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses		Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$60	$1	$5		$—		$17	$49
Year ended December 31, 2016	$59	$1	$12		$—		$12	$60
Year ended December 31, 2015	$47	$—	$9		$15	(a)	$12	$59

Valuation allowance on deferred tax assets:
Year ended December 31, 2017	$928	$218	$143		$—		$315	$974
Year ended December 31, 2016	$914	$—	$41		$—		$27	$928
Year ended December 31, 2015	$574	$—	$394	(b)	$—		$54	$914

Reserves for inventory obsolescence:
Year ended December 31, 2017	$19	$1	$6		$—		$7	$19
Year ended December 31, 2016	$23	$1	$2		$—		$7	$19
Year ended December 31, 2015	$30	$—	$10		$—		$17	$23
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
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)
Agreement and Plan of Merger, dated as of February 2, 2017, among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8‑K of CBS Corporation filed February 2, 2017), as amended by Amendment No. 1 dated as of July 10, 2017 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation filed July 10, 2017) and Amendment No. 2 dated as of September 13, 2017 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation filed September 13, 2017) (File No. 001‑09553).

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

The other instruments defining the rights of holders of the long‑term debt securities of CBS Corporation and its subsidiaries are omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S‑K. CBS Corporation hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

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
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010 (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), (as Part B was amended by Amendment No. 4 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 3 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part B was amended by Amendment No. 5 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 4 as of October 2, 2017) (filed herewith) (as Part B was amended by Amendment No. 6 as of October 2, 2017) (filed herewith).*

_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(f)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553) (as Part B was amended by Amendment No. 4 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 3 as of October 2, 2017) (filed herewith) (as Part B was amended by Amendment No. 5 as of October 2, 2017) (filed herewith).*

(g)
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
CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through December 14, 2016) (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2016) (File No. 001-09553).*

(l)
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
(n)
Employment Agreement dated May 19, 2017 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2017) (File No. 001-09553).*

(o)
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

(p)
Employment Agreement dated as of July 1, 2017 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553).*

(q)
Employment Agreement dated as of September 29, 2016 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2016), as amended by Letter Agreement dated August 4, 2017 (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553).*

(r)
Employment Agreement dated as of July 1, 2016 between CBS Corporation and Gil Schwartz (incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2015), as amended by Letter Agreement dated August 4, 2017 (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553), as amended by Letter Agreement dated January 11, 2018 (filed herewith).*

(s)
Employment Agreement dated as of June 1, 2017 between CBS Corporation and Lawrence P. Tu (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553).*

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

(w)
CBS Radio Inc. $1.06 Billion Credit Agreement, dated as of October 17, 2016, among CBS Radio Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer; and J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and as Joint Book Runners; Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Co-Syndication Agents; and J.P. Morgan Securities LLC, Goldman Sachs Bank USA, Wells Fargo Bank, N.A., Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed October 18, 2016) (File No. 001-09553), as amended by Amendment No. 1, dated as of March 3, 2017 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2017) (File No. 001-09553).

(x)
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Former Viacom filed December 21, 2005) (File No. 001‑09553).

(y)
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
Leslie Moonves Chairman of the Board, President and Chief Executive Officer
Date: February 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Leslie Moonves	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) (Chairman of the Board of Directors)	February 16, 2018
Leslie Moonves

/s/ Joseph R. Ianniello	Chief Operating Officer (Principal Financial Officer)	February 16, 2018
Joseph R. Ianniello

/s/ Lawrence Liding	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2018
Lawrence Liding

*	Director	February 16, 2018
David R. Andelman

*	Director	February 16, 2018
Joseph A. Califano, Jr.

*	Director	February 16, 2018
William S. Cohen

*	Director	February 16, 2018
Gary L. Countryman

	Signature	Title	Date

	*	Director	February 16, 2018
Charles K. Gifford

	*	Director	February 16, 2018
Leonard Goldberg

	*	Director	February 16, 2018
Bruce S. Gordon

	*	Director	February 16, 2018
Linda M. Griego

	*	Director	February 16, 2018
Robert N. Klieger

	*	Director	February 16, 2018
Arnold Kopelson

	*	Director	February 16, 2018
Martha L. Minow

	*	Director	February 16, 2018
Doug Morris

	*	Director	February 16, 2018
Shari Redstone

*By:	/s/ Lawrence P. Tu		February 16, 2018
Lawrence P. Tu Attorney-in-Fact for Directors