Form 10-Q
period 2018-03-31
CBS CORP
filed 2018-05-04
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at April 30, 2018:
Class A Common Stock, par value $.001 per share— 37,507,617
Class B Common Stock, par value $.001 per share— 341,480,807

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$3,761	$3,343
Costs and expenses:
Operating	2,400	2,074
Selling, general and administrative	524	488
Depreciation and amortization	56	55
Merger and acquisition-related costs	9	—
Total costs and expenses	2,989	2,617
Operating income	772	726
Interest expense	(118)	(109)
Interest income	17	13
Other items, net	(11)	(21)
Earnings from continuing operations before income taxes and equity in loss of investee companies	660	609
Provision for income taxes	(135)	(138)
Equity in loss of investee companies, net of tax	(14)	(17)
Net earnings from continuing operations	511	454
Net loss from discontinued operations, net of tax (Note 3)	—	(706)
Net earnings (loss)	$511	$(252)

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$1.34	$1.11
Net loss from discontinued operations	$—	$(1.72)
Net earnings (loss)	$1.34	$(.61)

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$1.32	$1.09
Net loss from discontinued operations	$—	$(1.70)
Net earnings (loss)	$1.32	$(.61)

Weighted average number of common shares outstanding:
Basic	382	410
Diluted	386	416

Dividends per common share	$.18	$.18
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2018	2017
Net earnings (loss)	$511	$(252)
Other comprehensive income, net of tax:
Cumulative translation adjustments	(6)	2
Amortization of net actuarial loss	15	12
Total other comprehensive income, net of tax	9	14
Total comprehensive income (loss)	$520	$(238)
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$147	$285
Receivables, less allowances of $49 (2018 and 2017)	3,820	3,697
Programming and other inventory (Note 4)	1,593	1,828
Prepaid income taxes	52	78
Prepaid expenses	164	194
Other current assets	415	191
Total current assets	6,191	6,273
Property and equipment	3,036	3,051
Less accumulated depreciation and amortization	1,777	1,771
Net property and equipment	1,259	1,280
Programming and other inventory (Note 4)	3,252	2,881
Goodwill	4,891	4,891
Intangible assets	2,661	2,666
Other assets	2,337	2,852
Total Assets	$20,591	$20,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$230	$231
Accrued compensation	198	343
Participants’ share and royalties payable	1,104	986
Program rights	631	373
Short-term debt (Note 6)	217	679
Current portion of long-term debt (Note 6)	19	19
Accrued expenses and other current liabilities	1,670	1,341
Total current liabilities	4,069	3,972
Long-term debt (Note 6)	9,470	9,464
Pension and postretirement benefit obligations	1,309	1,328
Deferred income tax liabilities, net	493	480
Other liabilities	3,267	3,621

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2018 and 2017) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 835 (2018) and 834 (2017) shares issued	1	1
Additional paid-in capital	43,743	43,797
Accumulated deficit	(18,650)	(18,900)
Accumulated other comprehensive loss (Note 8)	(653)	(662)
	24,441	24,236
Less treasury stock, at cost; 492 (2018) and 489 (2017) Class B shares	22,458	22,258
Total Stockholders’ Equity	1,983	1,978
Total Liabilities and Stockholders’ Equity	$20,591	$20,843
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net earnings (loss)	$511	$(252)
Less: Net loss from discontinued operations, net of tax	—	(706)
Net earnings from continuing operations	511	454
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	56	55
Stock-based compensation	44	40
Equity in loss of investee companies, net of tax and distributions	14	17
Change in assets and liabilities, net of investing and financing activities	92	112
Net cash flow provided by operating activities from continuing operations	717	678
Net cash flow provided by operating activities from discontinued operations	—	41
Net cash flow provided by operating activities	717	719
Investing Activities:
Investments in and advances to investee companies	(40)	(49)
Capital expenditures	(30)	(27)
Acquisitions	—	(21)
Other investing activities	3	15
Net cash flow used for investing activities from continuing operations	(67)	(82)
Net cash flow used for investing activities from discontinued operations	(23)	(7)
Net cash flow used for investing activities	(90)	(89)
Financing Activities:
Repayments of short-term debt borrowings, net	(462)	(420)
Repayment of debt borrowings of CBS Radio	—	(3)
Payment of capital lease obligations	(4)	(4)
Payment of contingent consideration	(5)	(7)
Dividends	(71)	(77)
Purchase of Company common stock	(186)	(531)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(52)	(76)
Proceeds from exercise of stock options	16	36
Other financing activities	(1)	—
Net cash flow used for financing activities	(765)	(1,082)
Net decrease in cash and cash equivalents	(138)	(452)
Cash and cash equivalents at beginning of period (includes $24 (2017) of discontinued operations cash)	285	622
Cash and cash equivalents at end of period (includes $7 (2017) of discontinued operations cash)	$147	$170
Supplemental disclosure of cash flow information
Cash paid for interest:
Continuing operations	$182	$162
Discontinued operations	$—	$11

Cash paid for income taxes:
Continuing operations	$29	$1
Discontinued operations	$—	$12
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

Discontinued Operations-On November 16, 2017, the Company completed the disposition of CBS Radio Inc. (“CBS Radio”) through a split-off. CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements (See Note 3).

Basis of Presentation-The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenues
Advertising Revenues-Advertising revenues, net of agency commissions, are recognized when the advertising spots are aired on television or displayed on digital platforms. If there is a guarantee to deliver a targeted audience rating or number of impressions, revenues are recognized as the actual audience rating or impressions are delivered. Audience ratings and impressions are determined based on data provided by independent third-party companies. Advertising contracts, which are generally short-term, are billed monthly, with payments due shortly after the invoice date.

Advertising revenues are primarily generated by the Entertainment and Local Media segments.

Content Licensing and Distribution Revenues-Content licensing and distribution revenue is generated from the licensing of internally-produced television programming, fees from the distribution of third-party programming, and the publishing and distribution of consumer books.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Program Licensing and Distribution

Revenues from the licensing of internally produced television programming are recognized when the content is made available to the licensee for exhibition at the beginning of the license period. For license agreements containing multiple deliverables, revenues are allocated based on the relative standalone selling price of each program. Agreements to license programming are often long term, with collection terms ranging from one to five years.

The Company also distributes programs on behalf of third parties. In such arrangements, the Company generally obtains control of the program before selling it to the customer. Therefore, revenues from such distribution arrangements, which include both content licensing and advertising revenues, are recognized based on the gross amount of consideration received from the customer, with a participation expense recognized for the fees paid to the third party producer.

Substantially all of the Company’s program licensing and distribution revenues are generated by the Entertainment segment, with the remainder generated by the Cable Networks segment.

Publishing

Publishing revenues are recognized when merchandise is shipped or electronically delivered to the consumer. Consumer print books are generally sold with a right of return. The Company records a returns reserve and corresponding decrease in revenue at the time of sale based upon historical trends. For publishing revenues, payments are due shortly after shipment or electronic delivery.

Affiliate and Subscription Fees-A majority of the Company’s affiliate and subscription fees are generated by the Cable Networks segment and consist of fees received from multichannel video programming distributors (“MVPDs”) for carriage of the Company’s cable networks and subscription fees for the Showtime digital streaming subscription offering. The Entertainment segment generates affiliate and subscription fees primarily from television stations affiliated with the CBS Television Network and subscribers to CBS All Access, its owned streaming subscription service. In addition, Local Media receives retransmission fees from MVPDs for carriage of the Company’s television stations.

Affiliate and subscription fees are recognized as access to the Company’s content is provided to the customer over the term of the agreement. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to the customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value provided over the term of the agreement. For affiliate and subscription fee revenues, payments are generally due monthly.

Noncurrent Receivables-Noncurrent receivables of $1.58 billion and $1.59 billion at March 31, 2018 and January 1, 2018, respectively, are included in “Other assets” on the Company’s Consolidated Balance Sheets and primarily relate to revenues recognized under long-term television licensing arrangements.

Deferred Revenues-Deferred revenues primarily consist of cash received related to advertising arrangements and the licensing of television programming for which the revenues have not yet been earned. Advertising revenues that have been deferred are recognized when the required audience rating or impressions are delivered and revenues deferred under licensing arrangements are recognized when the content is made available to the customer.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Deferred revenues are primarily short term and included within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. Total deferred revenues were $259 million and $284 million at March 31, 2018 and January 1, 2018, respectively. The change in deferred revenue for the three months ended March 31, 2018 reflects $115 million of revenues recognized that were included in deferred revenues at January 1, 2018, offset by cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period.

Unrecognized Revenues Under Contract-As of March 31, 2018, unrecognized revenue attributable to unsatisfied performance obligations under the Company’s long-term contracts was $3.93 billion, of which $1.56 billion is expected to be recognized for the remainder of 2018, $1.28 billion for 2019, $683 million for 2020, and $405 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Such amounts change on a regular basis as the Company renews existing agreements or enters into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of the Company’s advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate and subscription fee agreements and (iii) long-term licensing agreements for multiple programs for which the Company’s right to invoice corresponds with the value of the programs provided to the customer.

Net Earnings (Loss) per Common Share-Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 10 million stock options and RSUs for the three months ended March 31, 2018 and 4 million stock options for the three months ended March 31, 2017.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Weighted average shares for basic EPS	382	410
Dilutive effect of shares issuable under stock-based compensation plans	4	6
Weighted average shares for diluted EPS	386	416
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the three months ended March 31, 2018 and 2017, the Company recorded dividends of $69 million and $75 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
During the first quarter of 2018, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company applied the modified retrospective method of adoption with the cumulative effect of the initial adoption of $261 million, reflected as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. Prior periods continue to be presented under previous accounting guidance (See Note 13).

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
During the first quarter of 2018, the Company adopted FASB amended guidance on the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”). This guidance requires the Company to present the service cost component of net benefit cost in the same line item(s) on the statement of operations as other compensation costs of the related employees. All of the other components of net benefit cost are presented in the statement of operations separately from the service cost component and below the subtotal of operating income. As a result of the adoption of this guidance, the Company presented $15 million of net benefit costs in “Other items, net” on the Consolidated Statement of Operations for the three months ended March 31, 2018, representing the components of net benefit cost other than service cost. This guidance is required to be applied retrospectively and therefore, $22 million of expenses, previously presented within operating income, have been reclassified to “Other items, net” for the three months ended March 31, 2017.

Stock Compensation: Scope of Modification Accounting
During the first quarter of 2018, the Company adopted FASB amended guidance on the accounting for stock-based compensation which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award as equity or liability changes as a result of the change in the terms or conditions of a share-based payment award. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Clarifying the Definition of a Business
During the first quarter of 2018, the Company adopted FASB amended guidance on the accounting for business combinations which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Intra-Entity Transfers of Assets Other than Inventory
During the first quarter of 2018, the Company adopted the FASB amended guidance on the accounting for income taxes, which eliminates the exception in existing guidance that defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Under this guidance, an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued amended guidance that permits an entity to reclassify the income tax effects of federal tax legislation enacted in December 2017 (the “Tax Reform Act”) on items within accumulated other comprehensive income to retained earnings. The Company is currently evaluating the impact of this guidance, which is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
RSUs and PSUs	$38	$33
Stock options	6	7
Stock-based compensation expense, before income taxes	44	40
Related tax benefit	(11)	(15)
Stock-based compensation expense, net of tax benefit	$33	$25
During the three months ended March 31, 2018, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $54.61. RSUs granted during the first quarter of 2018 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the three months ended March 31, 2018, the Company also granted awards of market-based PSUs. The number of shares that will be issued upon vesting of the PSUs is based on the Company’s stock price performance over a designated measurement period, as well as the achievement of established operating goals. The fair value of the PSUs is determined on the grant date using a Monte Carlo simulation model and is expensed over the required employee service period. The fair value of the PSU awards granted during the three months ended March 31, 2018 was $17 million.

During the three months ended March 31, 2018, the Company also granted 2 million stock options with a weighted average exercise price of $54.32. Stock options granted during the first quarter of 2018 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs and PSUs at March 31, 2018 was $295 million, which is expected to be recognized over a weighted average period of 2.6 years. Total unrecognized compensation cost related to unvested stock option awards at March 31, 2018 was $56 million, which is expected to be recognized over a weighted average period of 3.0 years.
3) DISCONTINUED OPERATIONS
On November 16, 2017, the Company completed the split-off of CBS Radio through an exchange offer, in which the Company accepted 17.9 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 101.4 million shares of CBS Radio common stock that it owned. Immediately following the exchange offer, each share of CBS Radio common stock was converted into one share of Entercom Communications Corp. (“Entercom”) Class A common stock upon completion of the merger.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth details of net loss from discontinued operations for the three months ended March 31, 2017.

Three Months Ended March 31, 2017
Revenues	$250
Costs and expenses:
Operating	89
Selling, general and administrative	122
Market value adjustment (a)	715
Total costs and expenses	926
Operating loss	(676)
Interest expense	(19)
Loss from discontinued operations	(695)
Income tax provision	(11)
Net loss from discontinued operations, net of tax	$(706)
(a) During 2017, prior to its split-off, CBS Radio was measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The value of the transaction with Entercom was determined based on Entercom’s stock price at the closing of the transaction and therefore, the Company recorded a market value adjustment to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom.
4) PROGRAMMING AND OTHER INVENTORY

	At	At
	March 31, 2018	December 31, 2017
Acquired program rights	$2,008	$2,234
Acquired television library	99	99
Internally produced programming:
Released	2,089	1,780
In process and other	590	543
Publishing, primarily finished goods	59	53
Total programming and other inventory	4,845	4,709
Less current portion	1,593	1,828
Total noncurrent programming and other inventory	$3,252	$2,881

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. At March 31, 2018, NAI directly or indirectly owned approximately 79.7% of CBS Corp.’s voting Class A Common Stock, and owned approximately 10.3% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust.

Viacom Inc. On February 1, 2018, the Company announced that its Board of Directors established a special committee of independent directors to evaluate a potential combination with Viacom Inc. There can be no assurance that this process will result in a transaction or on what terms any transaction may occur.

As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $19 million and $54 million for the three months ended March 31, 2018 and 2017, respectively.

The Company leases production facilities and purchases advertising spots from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million and $5 million for the three months ended March 31, 2018 and 2017, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at March 31, 2018 and December 31, 2017.

	At	At
	March 31, 2018	December 31, 2017
Receivables	$43	$93
Other assets (Receivables, noncurrent)	14	11
Total amounts due from Viacom Inc.	$57	$104
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $31 million and $26 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, total amounts due from these joint ventures were $24 million and $27 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	March 31, 2018	December 31, 2017
Commercial paper	$197	$679
Short-term bank borrowings	20	—
Senior debt (2.30% - 7.875% due 2019 - 2045) (a)	9,428	9,426
Obligations under capital leases	61	57
Total debt	9,706	10,162
Less short-term debt	217	679
Less current portion of long-term debt	19	19
Total long-term debt, net of current portion	$9,470	$9,464
(a) At March 31, 2018 and December 31, 2017, the senior debt balances included (i) a net unamortized discount of $63 million and $65 million, respectively, (ii) unamortized deferred financing costs of $46 million and $47 million, respectively, and (iii) a $3 million decrease in the carrying value of the debt relating to previously settled fair value hedges at both March 31, 2018 and December 31, 2017. The face value of the Company’s senior debt was $9.54 billion at both March 31, 2018 and December 31, 2017.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $197 million and $679 million at March 31, 2018 and December 31, 2017, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.34% at March 31, 2018 and 1.88% at December 31, 2017.

Credit Facility
At March 31, 2018, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2018, the Company’s Consolidated Leverage Ratio was approximately 2.9x.

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

The Credit Facility is used for general corporate purposes. At March 31, 2018, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$8	$7	$—	$—
Interest cost	37	48	4	4
Expected return on plan assets	(45)	(50)	—	—
Amortization of actuarial loss (gain) (a)	24	25	(5)	(5)
Net periodic cost	$24	$30	$(1)	$(1)
(a) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income and all other components of net periodic cost are presented within “Other items, net.”
8) STOCKHOLDERS’ EQUITY
During the first quarter of 2018, the Company repurchased 3.8 million shares of its Class B Common Stock under its share repurchase program for $200 million, at an average cost of $52.67 per share, leaving $2.86 billion of authorization at March 31, 2018.

During the first quarter of 2018, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, which were paid on April 1, 2018.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2017	$159	$(821)		$(662)
Other comprehensive income before reclassifications	(6)	—		(6)
Reclassifications to net earnings	—	15	(a)	15
Net other comprehensive income (loss)	(6)	15		9
At March 31, 2018	$153	$(806)		$(653)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2016	$151	$(918)		$(767)
Other comprehensive income before reclassifications	2	—		2
Reclassifications to net loss	—	12	(a)	12
Net other comprehensive income	2	12		14
At March 31, 2017	$153	$(906)		$(753)

(a)	Reflects amortization of net actuarial losses. See Note 7.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The net actuarial losses related to pension and other postretirement benefit plans included in other comprehensive income are net of tax provisions of $4 million and $8 million for the three months ended March 31, 2018 and 2017, respectively.
9) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

	Three Months Ended March 31,
	2018	2017
Provision for income taxes, including interest and before other discrete items (a)	$(138)	$(185)
Excess tax benefits from stock-based compensation (b)	—	27
Other discrete items (c)	3	20
Provision for income taxes	$(135)	$(138)
Effective income tax rate	20.5%	22.7%
(a) The lower tax provision for the three months ended March 31, 2018 primarily reflects a reduction in the federal corporate income tax rate from 35% to 21% as a result of the enactment of new federal tax legislation in December 2017.
(b) Reflects the difference between the tax benefit from stock-based compensation expense and the deduction on the tax return associated with the exercise of stock options and vesting of RSUs. This difference occurs because stock-based compensation expense is recorded based on the grant-date fair value of the award, whereas the tax deduction is based on the fair value on the date the stock option is exercised or the RSU vests.
(c) For the three months ended March 31, 2017, primarily reflects a one-time tax benefit of $22 million from the resolution of certain state income tax matters.
In December 2017, the U.S. government enacted the Tax Reform Act containing significant changes to U.S. federal tax law, including a reduction in the federal corporate tax rate from 35% to 21% and a one-time transition tax on cumulative foreign earnings and profits. For the year ended December 31, 2017 the Company recorded a net provisional charge for the estimated transition tax on cumulative foreign earnings and profits, offset by an estimated benefit to adjust the Company’s deferred income tax balances as a result of the reduced corporate income tax rate. The Tax Reform Act also includes a deduction for foreign derived intangible income and a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company included the tax on GILTI in its tax provision for the three months ended March 31, 2018. The Company will complete its analysis of the Tax Reform Act within one year from its enactment.  Such analysis will include finalizing and recording any adjustments to provisional estimates, as well as determining whether to treat the tax on GILTI as a period cost when incurred or as a component of deferred taxes.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) RESTRUCTURING CHARGES
During the year ended December 31, 2017, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $63 million, reflecting $54 million of severance costs and $9 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2016, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs. As of March 31, 2018, the cumulative settlements for the 2017 and 2016 restructuring charges were $40 million, of which $34 million was for severance costs and $6 million was for costs associated with contractual obligations and other related costs.

	Balance at	2018	Balance at
	December 31, 2017	Settlements	March 31, 2018
Entertainment	$45	$(10)	$35
Cable Networks	1	—	1
Publishing	3	(1)	2
Local Media	14	(1)	13
Corporate	3	(1)	2
Total	$66	$(13)	$53

	Balance at	2017	2017	Balance at
	December 31, 2016	Charges	Settlements	December 31, 2017
Entertainment	$17	$44	$(16)	$45
Cable Networks	4	—	(3)	1
Publishing	1	5	(3)	3
Local Media	6	12	(4)	14
Corporate	2	2	(1)	3
Total	$30	$63	$(27)	$66
11) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At March 31, 2018 and December 31, 2017, the carrying value of the Company’s senior debt was $9.43 billion and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.76 billion and $10.16 billion, respectively.

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

At March 31, 2018 and December 31, 2017, the notional amount of all foreign exchange contracts was $362 million and $410 million, respectively.
Losses recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2018	2017	Financial Statement Account
Non-designated foreign exchange contracts	$(4)	$(8)	Other items, net
The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$3	$—	$3
Total Assets	$—	$3	$—	$3
Liabilities:
Deferred compensation	$—	$354	$—	$354
Foreign currency hedges	—	11	—	11
Total Liabilities	$—	$365	$—	$365

At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$5	$—	$5
Total Assets	$—	$5	$—	$5
Liabilities:
Deferred compensation	$—	$363	$—	$363
Foreign currency hedges	—	10	—	10
Total Liabilities	$—	$373	$—	$373
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) SEGMENT AND REVENUE INFORMATION
The following tables set forth the Company’s financial information by reportable segment. The Company’s operating segments, which are the same as its reportable segments, have been determined in accordance with the Company’s internal management structure, which is organized based upon products and services.

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Entertainment	$2,716	$2,347
Cable Networks	609	543
Publishing	160	161
Local Media	415	409
Corporate/Eliminations	(139)	(117)
Total Revenues	$3,761	$3,343
Revenues generated between segments primarily reflect advertising sales, content licensing and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended
	March 31,
	2018	2017
Intercompany Revenues:
Entertainment	$139	$119
Local Media	5	3
Total Intercompany Revenues	$144	$122

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding merger and acquisition-related costs, where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended
	March 31,
	2018	2017
Segment Operating Income (Loss):
Entertainment	$492	$403
Cable Networks	230	250
Publishing	16	15
Local Media	118	124
Corporate	(75)	(66)
Merger and acquisition-related costs	(9)	—
Operating income	772	726
Interest expense	(118)	(109)
Interest income	17	13
Other items, net	(11)	(21)
Earnings from continuing operations before income taxes and equity in loss of investee companies	660	609
Provision for income taxes	(135)	(138)
Equity in loss of investee companies, net of tax	(14)	(17)
Net earnings from continuing operations	511	454
Net loss from discontinued operations, net of tax	—	(706)
Net earnings (loss)	$511	$(252)

	Three Months Ended
	March 31,
	2018	2017
Depreciation and Amortization:
Entertainment	$30	$29
Cable Networks	6	6
Publishing	1	1
Local Media	11	11
Corporate	8	8
Total Depreciation and Amortization	$56	$55

	Three Months Ended
	March 31,
	2018	2017
Stock-based Compensation:
Entertainment	$15	$15
Cable Networks	3	3
Publishing	1	1
Local Media	3	3
Corporate	22	18
Total Stock-based Compensation	$44	$40

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Capital Expenditures:
Entertainment	$17	$14
Cable Networks	4	3
Publishing	1	1
Local Media	4	5
Corporate	4	4
Total Capital Expenditures	$30	$27

	At	At
	March 31, 2018	December 31, 2017
Assets:
Entertainment	$12,430	$12,626
Cable Networks	2,920	2,878
Publishing	929	906
Local Media	4,010	4,042
Corporate/Eliminations	289	378
Discontinued operations	13	13
Total Assets	$20,591	$20,843
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues.

	Three Months Ended March 31,
Revenues by Type	2018	2017
Advertising	$1,733	$1,603
Content licensing and distribution:
Programming	835	684
Publishing	160	161
Affiliate and subscription fees	979	842
Other	54	53
Total Revenues	$3,761	$3,343
13) ADOPTION OF “REVENUE FROM CONTRACTS WITH CUSTOMERS”
On January 1, 2018, the Company adopted FASB Accounting Standards Codification 606 (“ASC 606”) on the recognition of revenues using the modified retrospective method applied to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior periods have not been adjusted. The Company recorded an increase to accumulated deficit of $261 million as of January 1, 2018 reflecting the cumulative impact of the adoption of ASC 606.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The adoption of ASC 606 primarily resulted in two changes to the Company’s revenue recognition policies.

•	Revenues from Distribution Arrangements
Revenues from the Company’s distribution of third-party content are now recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues, which include content licensing and distribution revenues and advertising revenues, were recognized at the net amount retained by the Company after the payment of fees to the third party. For the three months ended March 31, 2018, revenues and operating expenses relating to such distribution arrangements were each $63 million higher under ASC 606 than the amounts that would have been reported under previous accounting guidance, with no impact to operating income.

•	Revenues from the Renewal of Licensing Agreements
Revenues associated with the renewal of an existing license agreement are now recognized at the beginning of the renewal period. Under previous accounting guidance, these revenues were recognized upon the execution of such renewal. Content licensing and distribution revenue comparisons will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements. Therefore, this change is not expected to have a material impact on the trend of the Company’s financial results because historically, on an annual basis, revenues from renewals executed each year have approximated revenues associated with renewal periods that began in the same year. In addition, for the first quarter of 2018 as compared to the first quarter of 2017, the Company’s growth in revenues, net earnings and EPS would not be materially different if contract renewals were recognized under ASC 606 for 2017.

The following table presents the amount by which each applicable financial statement line item on the Consolidated Statement of Operations would have decreased for the three months ended March 31, 2018 if license renewals were recognized under previous accounting guidance.

Revenues	$112
Operating expenses	49
Operating income	63
Provision for income taxes	13
Net earnings from continuing operations	$50
Diluted EPS from continuing operations	$.13

In addition, the adoption of ASC 606 resulted in certain classification changes on the Consolidated Balance Sheet. The primary change is the reclassification of the sales returns reserve relating to the publishing business to “Other current liabilities.” Such amount, which was $127 million at March 31, 2018, was previously presented as a reduction to receivables.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amount by which each applicable financial statement line item on the Consolidated Balance Sheet at March 31, 2018 would increase (decrease) if all of the above changes resulting from the adoption of ASC 606 were presented under previous accounting guidance.

Assets
Receivables, net	$(97)
Programming and other inventory (noncurrent)	$(47)
Other assets (noncurrent receivables)	$458

Liabilities
Participants’ share and royalties payable (current)	$10
Other current liabilities	$(170)
Deferred income tax liabilities, net	$54
Participants’ share and royalties payable (noncurrent)	$209

Accumulated deficit	$211
ASC 606 also requires enhanced disclosures relating to the Company’s revenues from contracts with customers (See Note 1), including the disaggregation of revenues into categories (See Note 12).
14) COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2018, the outstanding letters of credit and surety bonds approximated $97 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters
General. On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.
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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2018, the Company had pending approximately 31,600 asbestos claims, as compared with approximately 31,660 as of December 31, 2017 and 33,600 as of March 31, 2017. During the first quarter of 2018, the Company received approximately 870 new claims and closed or moved to an inactive docket approximately 930 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2017 and 2016 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $48 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

	Statement of Operations
	For the Three Months Ended March 31, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$43	$3	$3,715	$—	$3,761
Costs and expenses:
Operating	25	1	2,374	—	2,400
Selling, general and administrative	13	64	447	—	524
Depreciation and amortization	1	6	49	—	56
Merger and acquisition-related costs	—	9	—	—	9
Total costs and expenses	39	80	2,870	—	2,989
Operating income (loss)	4	(77)	845	—	772
Interest (expense) income, net	(130)	(122)	151	—	(101)
Other items, net	(7)	(2)	(2)	—	(11)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(133)	(201)	994	—	660
Benefit (provision) for income taxes	27	41	(203)	—	(135)
Equity in earnings (loss) of investee companies, net of tax	617	412	(14)	(1,029)	(14)
Net earnings	$511	$252	$777	$(1,029)	$511
Total comprehensive income	$520	$245	$780	$(1,025)	$520

Statement of Operations

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended March 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$42	$3	$3,298	$—	$3,343
Costs and expenses:
Operating	24	1	2,049	—	2,074
Selling, general and administrative	10	61	417	—	488
Depreciation and amortization	1	6	48	—	55
Total costs and expenses	35	68	2,514	—	2,617
Operating income (loss)	7	(65)	784	—	726
Interest (expense) income, net	(122)	(117)	143	—	(96)
Other items, net	(10)	(16)	5	—	(21)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(125)	(198)	932	—	609
Benefit (provision) for income taxes	38	60	(236)	—	(138)
Equity in earnings (loss) of investee companies, net of tax	(165)	354	(17)	(189)	(17)
Net earnings (loss) from continuing operations	(252)	216	679	(189)	454
Net loss from discontinued operations, net of tax	—	—	(706)	—	(706)
Net earnings (loss)	$(252)	$216	$(27)	$(189)	$(252)
Total comprehensive income (loss)	$(238)	$214	$(21)	$(193)	$(238)

Statement of Operations

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At March 31, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$21	$—	$126	$—	$147
Receivables, net	23	2	3,795	—	3,820
Programming and other inventory	2	2	1,589	—	1,593
Prepaid expenses and other current assets	99	25	542	(35)	631
Total current assets	145	29	6,052	(35)	6,191
Property and equipment	43	217	2,776	—	3,036
Less accumulated depreciation and amortization	25	169	1,583	—	1,777
Net property and equipment	18	48	1,193	—	1,259
Programming and other inventory	3	6	3,243	—	3,252
Goodwill	98	62	4,731	—	4,891
Intangible assets	—	—	2,661	—	2,661
Investments in consolidated subsidiaries	45,858	15,635	—	(61,493)	—
Other assets	161	5	2,171	—	2,337
Intercompany	—	974	30,150	(31,124)	—
Total Assets	$46,283	$16,759	$50,201	$(92,652)	$20,591
Liabilities and Stockholders’ Equity
Accounts payable	$6	$1	$223	$—	$230
Participants’ share and royalties payable	—	—	1,104	—	1,104
Program rights	3	2	626	—	631
Short-term debt	217	—	—	—	217
Current portion of long-term debt	2	—	17	—	19
Accrued expenses and other current liabilities	310	212	1,381	(35)	1,868
Total current liabilities	538	215	3,351	(35)	4,069
Long-term debt	9,380	—	90	—	9,470
Other liabilities	3,258	232	1,579	—	5,069
Intercompany	31,124	—	—	(31,124)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,743	—	60,894	(60,894)	43,743
Retained earnings (accumulated deficit)	(18,650)	16,509	(11,708)	(4,801)	(18,650)
Accumulated other comprehensive income (loss)	(653)	11	79	(90)	(653)
	24,441	16,643	49,981	(66,624)	24,441
Less treasury stock, at cost	22,458	331	4,800	(5,131)	22,458
Total Stockholders’ Equity	1,983	16,312	45,181	(61,493)	1,983
Total Liabilities and Stockholders’ Equity	$46,283	$16,759	$50,201	$(92,652)	$20,591

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$173	$—	$112	$—	$285
Receivables, net	29	2	3,666	—	3,697
Programming and other inventory	3	3	1,822	—	1,828
Prepaid expenses and other current assets	130	28	341	(36)	463
Total current assets	335	33	5,941	(36)	6,273
Property and equipment	49	217	2,785	—	3,051
Less accumulated depreciation and amortization	27	163	1,581	—	1,771
Net property and equipment	22	54	1,204	—	1,280
Programming and other inventory	3	4	2,874	—	2,881
Goodwill	98	62	4,731	—	4,891
Intangible assets	—	—	2,666	—	2,666
Investments in consolidated subsidiaries	45,504	15,225	—	(60,729)	—
Other assets	162	5	2,685	—	2,852
Intercompany	—	1,221	29,562	(30,783)	—
Total Assets	$46,124	$16,604	$49,663	$(91,548)	$20,843
Liabilities and Stockholders’ Equity
Accounts payable	$1	$30	$200	$—	$231
Participants’ share and royalties payable	—	—	986	—	986
Program rights	4	4	365	—	373
Short-term debt	679	—	—	—	679
Current portion of long-term debt	2	—	17	—	19
Accrued expenses and other current liabilities	352	269	1,099	(36)	1,684
Total current liabilities	1,038	303	2,667	(36)	3,972
Long-term debt	9,378	—	86	—	9,464
Other liabilities	2,947	234	2,248	—	5,429
Intercompany	30,783	—	—	(30,783)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,797	—	60,894	(60,894)	43,797
Retained earnings (accumulated deficit)	(18,900)	16,257	(12,224)	(4,033)	(18,900)
Accumulated other comprehensive income (loss)	(662)	18	76	(94)	(662)
	24,236	16,398	49,462	(65,860)	24,236
Less treasury stock, at cost	22,258	331	4,800	(5,131)	22,258
Total Stockholders’ Equity	1,978	16,067	44,662	(60,729)	1,978
Total Liabilities and Stockholders’ Equity	$46,124	$16,604	$49,663	$(91,548)	$20,843

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Three Months Ended March 31, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(193)	$(102)	$1,012	$—	$717
Investing Activities:
Investments in and advances to investee companies	—	—	(40)	—	(40)
Capital expenditures	—	(4)	(26)	—	(30)
Other investing activities	3	—	—	—	3
Net cash flow provided by (used for) investing activities from continuing operations	3	(4)	(66)	—	(67)
Net cash flow used for investing activities from discontinued operations	(23)	—	—	—	(23)
Net cash flow used for investing activities	(20)	(4)	(66)	—	(90)
Financing Activities:
Repayments of short-term debt borrowings, net	(462)	—	—	—	(462)
Payment of capital lease obligations	—	(1)	(3)	—	(4)
Payment of contingent consideration	—	—	(5)	—	(5)
Dividends	(71)	—	—	—	(71)
Purchase of Company common stock	(186)	—	—	—	(186)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(52)	—	—	—	(52)
Proceeds from exercise of stock options	16	—	—	—	16
Other financing activities	(1)	—	—	—	(1)
Increase (decrease) in intercompany payables	817	107	(924)	—	—
Net cash flow provided by (used for) financing activities	61	106	(932)	—	(765)
Net (decrease) increase in cash and cash equivalents	(152)	—	14	—	(138)
Cash and cash equivalents at beginning of period	173	—	112	—	285
Cash and cash equivalents at end of period	$21	$—	$126	$—	$147

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Three Months Ended March 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(256)	$(118)	$1,093	$—	$719
Investing Activities:
Investments in and advances to investee companies	—	—	(49)	—	(49)
Capital expenditures	—	(4)	(23)	—	(27)
Acquisitions	—	—	(21)	—	(21)
Other investing activities	14	—	1	—	15
Net cash flow provided by (used for) investing activities from continuing operations	14	(4)	(92)	—	(82)
Net cash flow used for investing activities from discontinued operations	—	(1)	(6)	—	(7)
Net cash flow provided by (used for) investing activities	14	(5)	(98)	—	(89)
Financing Activities:
Repayments of short-term debt borrowings, net	(420)	—	—	—	(420)
Repayment of debt borrowings of CBS Radio	—	—	(3)	—	(3)
Payment of capital lease obligations	—	—	(4)	—	(4)
Payment of contingent consideration	—	—	(7)	—	(7)
Dividends	(77)	—	—	—	(77)
Purchase of Company common stock	(531)	—	—	—	(531)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(76)	—	—	—	(76)
Proceeds from exercise of stock options	36	—	—	—	36
Increase (decrease) in intercompany payables	1,033	123	(1,156)	—	—
Net cash flow (used for) provided by financing activities	(35)	123	(1,170)	—	(1,082)
Net decrease in cash and cash equivalents	(277)	—	(175)	—	(452)
Cash and cash equivalents at beginning of period (includes $24 million of discontinued operations cash)	321	—	301	—	622
Cash and cash equivalents at end of period (includes $7 million of discontinued operations cash)	$44	$—	$126	$—	$170

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of CBS Corporation (the “Company” or “CBS Corp.”) should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2017.

Overview

Business overview and strategy
The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television stations, internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate both advertising and non-advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company continues to increase its investment in premium content to enhance its opportunities for revenue growth, which include exhibiting the Company’s content on multiple digital platforms, including the Company’s owned digital streaming services as well as third-party live television streaming offerings (“virtual MVPDs”); expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”) and television stations affiliated with the CBS Television Network. The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits. The Company’s continued ability to capitalize on these and other emerging opportunities will provide it with incremental advertising and non-advertising revenues.

Operational highlights - Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

Consolidated results of operations			Increase/(Decrease)
Three Months Ended March 31,	2018	2017	$	%
GAAP:
Revenues	$3,761	$3,343	$418	13%
Operating income	$772	$726	$46	6%
Net earnings from continuing operations	$511	$454	$57	13%
Net earnings (loss)	$511	$(252)	$763	n/m
Diluted EPS from continuing operations	$1.32	$1.09	$.23	21%
Diluted EPS	$1.32	$(.61)	$1.93	n/m

Non-GAAP: (a)
Adjusted operating income	$781	$726	$55	8%
Adjusted net earnings from continuing operations	$518	$432	$86	20%
Adjusted net earnings	$518	$441	$77	17%
Adjusted diluted EPS from continuing operations	$1.34	$1.04	$.30	29%
Adjusted diluted EPS	$1.34	$1.06	$.28	26%
n/m - not meaningful
(a) See pages 34 - 35 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended March 31, 2018, the 13% increase in revenues reflects growth across each of the Company’s main revenue streams. Affiliate and subscription fees increased 16%, driven by 25% higher station affiliation fees and retransmission revenues as well as growth from digital initiatives, including the Company’s owned streaming subscription services and virtual MVPDs. Advertising revenues grew 8%, primarily driven by the Company’s acquisition of Network Ten in the fourth quarter of 2017. Content licensing and distribution revenues increased 18%, benefiting from growth from the international licensing of new series, as well as the start of the license periods for previously signed renewals of contracts for library programming. Content licensing and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

distribution revenues also included higher revenues from the distribution of third-party content, with an offsetting increase to participation expenses, as a result of the adoption of a new revenue recognition standard. This change contributed four percentage points of growth in content licensing and distribution revenues.

For the three months ended March 31, 2018, operating income increased 6%, reflecting the revenue growth, which was partially offset by an increased investment in content and digital initiatives.

Net earnings for the three months ended March 31, 2018 was $511 million, or $1.32 per diluted share, compared with a net loss of $252 million, or a loss of $.61 per diluted share, for the three months ended March 31, 2017 which included, in discontinued operations, a noncash charge to adjust the carrying value of CBS Radio Inc. (“CBS Radio”) to the value indicated by the stock valuation of Entercom Communications Corp. (“Entercom”). Adjusted net earnings increased 17% and adjusted diluted earnings per share (“EPS”) increased 26% primarily reflecting the higher operating income. The EPS comparison also benefited from lower weighted average shares outstanding. Adjusted net earnings and adjusted diluted EPS are non-GAAP financial measures. See pages 34 - 35 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company generated operating cash flow from continuing operations of $717 million for the three months ended March 31, 2018 compared with $678 million for the three months ended March 31, 2017. Operating cash flow for the first quarter of 2018 included a higher investment in premium content compared with the first quarter of 2017, which included discretionary contributions of $100 million to prefund the Company’s qualified pension plans. Free cash flow for the three months ended March 31, 2018 was $687 million compared with $751 million for the same prior-year period, primarily reflecting the above-mentioned increased investment in content. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages 45 - 46 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Special Committee to Evaluate Potential Combination with Viacom Inc.

On February 1, 2018, the Company announced that its Board of Directors established a special committee of independent directors to evaluate a potential combination with Viacom Inc. There can be no assurance that this process will result in a transaction or on what terms any transaction may occur. During the first quarter of 2018, the Company incurred $9 million of related professional fees.

Share Repurchases and Dividends

During the first quarter of 2018, the Company repurchased 3.8 million shares of its Class B Common Stock under its share repurchase program for $200 million, at an average cost of $52.67 per share, leaving $2.86 billion of authorization at March 31, 2018.

During the first quarter of 2018, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, which were paid on April 1, 2018.
Adoption of New Revenue Standard

During the first quarter of 2018, the Company adopted FASB Accounting Standards Codification 606 (“ASC 606”) on the recognition of revenues which primarily resulted in two changes to the Company’s revenue recognition policies. First, revenues from the Company’s distribution of third-party content are now recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the fees paid to the third party. Under previous accounting guidance, such revenues, which include content licensing and distribution and advertising revenues, were recognized at the net amount retained by the Company after the payment of fees to the third party. For the three months ended March 31, 2018, revenues and operating expenses relating to such distribution arrangements were each $63 million higher under ASC 606 than the amounts that would have been reported under previous accounting guidance, with no impact to operating income.
Second, revenues associated with the renewal of an existing license agreement are now recognized when the renewal period begins. Under previous accounting guidance, these revenues were recognized upon the execution of such renewal. Content licensing and distribution revenue comparisons will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements. Therefore, this change is not expected to have a material impact on the trend of the Company’s financial results because historically, on an annual basis, revenues from renewals executed each year have approximated revenues associated with renewal periods that began in the same year. For the first quarter of 2018 as compared to the first quarter of 2017, the Company’s growth in revenues, net earnings and EPS would not be materially different if contract renewals were recognized under ASC 606 for 2017.
Reconciliation of Non-GAAP Measures
Results for the three months ended March 31, 2018 and 2017 included discrete items that were not part of the normal course of operations. The following tables present non-GAAP financial measures, which exclude the impact of these discrete items, reconciled to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

	Three Months Ended March 31, 2018
	Reported	Merger and acquisition-related costs	Adjusted
Operating income	$772	$9	$781
Interest expense	(118)	—	(118)
Interest income	17	—	17
Other items, net	(11)	—	(11)
Earnings before income taxes	660	9	669
Provision for income taxes	(135)	(2)	(137)
Equity in loss of investee companies, net of tax	(14)	—	(14)
Net earnings	$511	$7	$518
Diluted EPS	$1.32	$.02	$1.34

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31, 2017
	Reported	Tax Items (a)	Market Value Adjustment (b)	Adjusted
Earnings from continuing operations before income taxes	$609	$—	$—	$609
Provision for income taxes	(138)	(22)	—	(160)
Equity in loss of investee companies, net of tax	(17)	—	—	(17)
Net earnings from continuing operations	454	(22)	—	432
Net earnings (loss) from discontinued operations, net of tax	(706)	—	715	9
Net earnings (loss)	$(252)	$(22)	$715	$441
Diluted EPS from continuing operations	$1.09	$(.05)	$—	$1.04
Diluted EPS	$(.61)	$(.05)	$1.72	$1.06
(a) Reflects a tax benefit from the resolution of certain state income tax matters.
(b) Reflects a noncash charge to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom.
Consolidated Results of Operations
Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2018		2017		$	%
Advertising	$1,733	46%	$1,603	48%	$130	8%
Content licensing and distribution	995	27	845	25	150	18
Affiliate and subscription fees	979	26	842	25	137	16
Other	54	1	53	2	1	2
Total Revenues	$3,761	100%	$3,343	100%	$418	13%
Advertising
For the three months ended March 31, 2018, the 8% increase in advertising revenues is primarily driven by the Company’s acquisition of Network Ten in the fourth quarter of 2017, which contributed seven percentage points of advertising revenue growth.

For the remainder of 2018, advertising revenues will continue to benefit from the Network Ten acquisition as well as from political spending associated with the U.S. midterm elections, primarily in the second half of the year. For the second quarter of 2018, the advertising revenue comparison will be negatively affected by the benefit in 2017 from CBS’s broadcast of the National Semifinals and National Championship games of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which are broadcast on the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner Broadcasting System, Inc. (“Turner”). Additionally, the comparison in the second half of 2018 will be impacted by the absence of CBS’ broadcast of five Thursday Night Football games in 2017. However, this will result in an improvement in the Company’s operating income margin.

Content Licensing and Distribution
For the three months ended March 31, 2018, content licensing and distribution revenues increased 18%, benefiting from growth from the international licensing of new series, as well as the start of the license periods for previously signed renewals of contracts for library programming. The revenue comparison also benefited from higher revenues from the distribution of third-party content, resulting from such revenues now being recognized at the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

gross amount of consideration received from the customer, with an offsetting increase to participation expense, as a result of the adoption of a new revenue recognition standard. (See Note 13 to the consolidated financial statements.) Under previous guidance such distribution revenues were recognized in the net amount retained by the Company after the payment of fees to the third party. This change contributed four percentage points of the growth in content licensing and distribution revenues.

For the remainder of 2018, the content licensing and distribution revenues comparison will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements, and the new revenue recognition standard.

Affiliate and Subscription Fees
For the three months ended March 31, 2018, the 16% increase in affiliate and subscription fees primarily reflects 25% higher station affiliation fees and retransmission revenues, as well as higher revenues from digital initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription offering, and virtual MVPDs.

Over the next few years, the Company expects to benefit from the renewal of several of its agreements with station affiliates and MVPDs, including virtual MVPDs. In addition, the Company’s existing agreements with station affiliates and MVPDs include annual contractual increases. Together, these factors are expected to result in continued growth in affiliate and subscription fees over the next several years.

International Revenues
The Company generated approximately 19% and 14% of its total revenues from international regions for the three months ended March 31, 2018 and 2017, respectively. The increase in international revenues is primarily driven by the Company’s acquisition of Network Ten in the fourth quarter of 2017.

Operating Expenses

	Three Months Ended March 31,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2018		2017		$	%
Programming	$968	40%	$857	41%	$111	13%
Production	759	32	657	32	102	16
Participation, distribution and royalty	322	13	236	11	86	36
Other	351	15	324	16	27	8
Total Operating Expenses	$2,400	100%	$2,074	100%	$326	16%

Programming
For the three months ended March 31, 2018, the 13% increase in programming expenses was primarily driven by increased sports programming costs mainly as a result of additional sporting events broadcast by CBS in the first quarter of 2018, and an increased investment in Showtime programming.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Production
For the three months ended March 31, 2018, the 16% increase in production expenses is primarily driven by the acquisition of Network Ten in the fourth quarter of 2017 and costs associated with the increase in television licensing revenues.

Participation, Distribution and Royalty
For the three months ended March 31, 2018, the 36% increase in participation, distribution and royalty costs was primarily driven by the adoption of new revenue recognition guidance, which resulted in revenues from the Company’s distribution of third-party content now being recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues were recognized at the net amount retained by the Company after the payment of fees to the third party. This change resulted in a $63 million increase to both revenues and participation expenses for the three months ended March 31, 2018, with no impact on the Company’s operating income. The remaining increase in participation, distribution and royalty costs was driven by higher revenues from the licensing of the Company’s content.

Other
Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing. For the three months ended March 31, 2018, the increase in other expenses of 8% primarily reflects expenses of Network Ten, which was acquired in the fourth quarter of 2017, and higher employee-related expenses associated with the Company’s digital initiatives.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2018	% of Revenues	2017	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$524	14%	$488	15%	7%

Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For the three months ended March 31, 2018, the increase in SG&A expenses of 7% is primarily driven by the Company’s acquisition of Network Ten in the fourth quarter of 2017.

Depreciation and Amortization

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Depreciation and amortization	$56	$55	2%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Merger and Acquisition-Related Costs
During the first quarter of 2018, the Company incurred professional fees of $9 million associated with merger and acquisition-related activities.

Interest Expense/Income

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Interest expense	$(118)	$(109)	8%
Interest income	$17	$13	31%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of March 31, 2018 and 2017:

	At March 31,
		Weighted Average		Weighted Average
	2018	Interest Rate	2017	Interest Rate
Senior debt	$9,428	4.26%	$8,851	4.47%
Commercial paper	$197	2.34%	$30	1.20%
Short-term bank borrowings	$20	2.31%	$—	n/a
n/a - not applicable
Other Items, Net

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Pension and postretirement benefit costs	$(15)	$(22)	(32)%
Foreign exchange gains	4	1	n/m
Other items, net	$(11)	$(21)	(48)%
n/m - not meaningful
Beginning in the first quarter of 2018, as a result of the adoption of new accounting guidance, the Company presents pension and postretirement benefit costs, other than service cost, within “Other items, net”. All prior periods have been reclassified to conform to this presentation. (See Note 1 to the consolidated financial statements.)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Provision for income taxes, including interest and before other discrete items (a)	$(138)	$(185)	(25)%
Excess tax benefits from stock-based compensation (b)	—	27
Other discrete items (c)	3	20
Provision for income taxes	$(135)	$(138)	(2)%
Effective income tax rate	20.5%	22.7%
(a) The lower tax provision for the three months ended March 31, 2018 primarily reflects a reduction in the federal corporate income tax rate from 35% to 21% as a result of the enactment of new federal tax legislation in December 2017.
(b) Reflects the difference between the tax benefit from stock-based compensation expense and the deduction on the tax return associated with the exercise of stock options and vesting of RSUs. This difference occurs because stock-based compensation expense is recorded based on the grant-date fair value of the award, whereas the tax deduction is based on the fair value on the date the stock option is exercised or the RSU vests.
(c) For the three months ended March 31, 2017, primarily reflects a one-time tax benefit of $22 million from the resolution of certain state income tax matters.
Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(14)	$(17)	(18)%

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Net earnings from continuing operations	$511	$454	13%
Diluted EPS from continuing operations	$1.32	$1.09	21%
For the three months ended March 31, 2018, the increase in net earnings from continuing operations and diluted EPS from continuing operations of 13% and 21%, respectively, were primarily the result of higher operating income. The EPS comparison also benefited from lower weighted average shares outstanding.

Net Loss from Discontinued Operations
For the three months ended March 31, 2017, net loss from discontinued operations of $706 million, which reflects the results of CBS Radio, included a noncash charge of $715 million to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. (See Note 3 to the consolidated financial statements.)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings (Loss) and Diluted EPS

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Net earnings (loss)	$511	$(252)	n/m
Diluted EPS	$1.32	$(.61)	n/m
n/m - not meaningful
Segment Results of Operations
The Company presents operating income (loss) excluding merger and acquisition-related costs, where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings (loss) is presented in Note 12 (Segment and Revenue Information) to the consolidated financial statements.

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2018		2017		$	%
Revenues:
Entertainment	$2,716	72%	$2,347	70%	$369	16%
Cable Networks	609	16	543	16	66	12
Publishing	160	4	161	5	(1)	(1)
Local Media	415	11	409	12	6	1
Corporate/Eliminations	(139)	(3)	(117)	(3)	(22)	(19)
Total Revenues	$3,761	100%	$3,343	100%	$418	13%

	Three Months Ended March 31,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2018		2017		$	%
Segment Operating Income (Loss):
Entertainment	$492	63%	$403	56%	$89	22%
Cable Networks	230	30	250	34	(20)	(8)
Publishing	16	2	15	2	1	7
Local Media	118	15	124	17	(6)	(5)
Corporate	(75)	(10)	(66)	(9)	(9)	(14)
Total Segment Operating Income	781	100%	726	100%	55	8
Merger and acquisition-related costs	(9)		—		(9)	n/m
Total Operating Income	$772		$726		$46	6%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
			Increase/(Decrease)
	2018	2017	$	%
Depreciation and Amortization:
Entertainment	$30	$29	$1	3%
Cable Networks	6	6	—	—
Publishing	1	1	—	—
Local Media	11	11	—	—
Corporate	8	8	—	—
Total Depreciation and Amortization	$56	$55	$1	2%
Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, Network Ten, CBS Interactive and CBS Films)

	Three Months Ended March 31,
			Increase/(Decrease)
Entertainment	2018	2017	$	%
Revenues	$2,716	$2,347	$369	16%
Segment Operating Income	$492	$403	$89	22%
Segment Operating Income as a % of revenues	18%	17%
Depreciation and amortization	$30	$29	$1	3%
Capital expenditures	$17	$14	$3	21%
For the three months ended March 31, 2018, the 16% increase in revenues was driven by 11% growth in advertising revenues, primarily from the acquisition of Network Ten in the fourth quarter of 2017. CBS Television Network advertising revenues increased 1% for the first quarter. Also contributing to the revenue increase was affiliate and subscription fee revenues, which increased 39% as a result of higher station affiliation fees and growth from digital initiatives including CBS All Access and virtual MVPDs. Content licensing and distribution revenues grew 16%, benefiting from growth from the international licensing of new series and the start of the license periods for previously signed renewals of contracts for library programming. Entertainment revenues also included higher revenues from distribution arrangements, with an offsetting increase to operating expenses, as a result of the adoption of a new revenue recognition standard in the first quarter of 2018. (See Note 13 to the consolidated financial statements.)

For the three months ended March 31, 2018, operating income increased 22%, driven by the higher revenues.

Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)

	Three Months Ended March 31,
			Increase/(Decrease)
Cable Networks	2018	2017	$	%
Revenues	$609	$543	$66	12%
Segment Operating Income	$230	$250	$(20)	(8)%
Segment Operating Income as a % of revenues	38%	46%
Depreciation and amortization	$6	$6	$—	—%
Capital expenditures	$4	$3	$1	33%
For the three months ended March 31, 2018, the 12% increase in revenues was driven by growth from the Showtime digital streaming subscription offering and the start of the license periods for previously signed renewals of contracts for Showtime original series. As of March 31, 2018, subscriptions totaled approximately 25

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

million for Showtime, the Company’s premium television network, and the Showtime digital streaming subscription offering combined, 51 million for CBS Sports Network and 30 million for Smithsonian Networks.

For the three months ended March 31, 2018, the 8% decrease in operating income primarily reflects an increased investment in programming, including two additional original series premieres, The Chi and Our Cartoon President on Showtime during the first quarter of 2018.

Publishing (Simon & Schuster)

	Three Months Ended March 31,
			Increase/(Decrease)
Publishing	2018	2017	$	%
Revenues	$160	$161	$(1)	(1)%
Segment Operating Income	$16	$15	$1	7%
Segment Operating Income as a % of revenues	10%	9%
Depreciation and amortization	$1	$1	$—	—%
Capital expenditures	$1	$1	$—	—%
For the three months ended March 31, 2018, Publishing revenues decreased $1 million from the same prior-year period. Bestselling titles in the first quarter of 2018 included I’ve Got My Eyes On You by Mary Higgins Clark and The Last Black Unicorn by Tiffany Haddish.

For the three months ended March 31, 2018, the $1 million increase in operating income reflects lower operating expenses from the mix of revenues.

Local Media (CBS Television Stations and CBS Local Digital Media)

	Three Months Ended March 31,
			Increase/(Decrease)
Local Media	2018	2017	$	%
Revenues	$415	$409	$6	1%
Segment Operating Income	$118	$124	$(6)	(5)%
Segment Operating Income as a % of revenues	28%	30%
Depreciation and amortization	$11	$11	$—	—%
Capital expenditures	$4	$5	$(1)	(20)%
For the three months ended March 31, 2018, the 1% increase in revenues reflects higher retransmission revenues, which were partially offset by a decrease in advertising revenues.

For the three months ended March 31, 2018, the 5% decrease in operating income primarily reflects the mix of revenues. Retransmission revenues have associated intercompany network affiliation costs paid to the CBS Television Network, whereas advertising sales have a high operating income margin.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate

	Three Months Ended March 31,
			Increase/(Decrease)
Corporate	2018	2017	$	%
Segment Operating Loss	$(75)	$(66)	$(9)	(14)%
Depreciation and amortization	$8	$8	$—	—%
Capital expenditures	$4	$4	$—	—%
Corporate expenses include general corporate overhead, unallocated shared company expenses, pension and postretirement benefit costs for plans retained by the Company for previously divested businesses, and intercompany eliminations. For the three months ended March 31, 2018, corporate expenses increased 14%, driven by higher employee-related costs.
Financial Position
The balance sheet at March 31, 2018 is presented under ASC 606 while December 31, 2017 is presented under previous accounting guidance. See Note 13 to the consolidated financial statements for the amount by which each balance sheet line item at March 31, 2018 was impacted by the adoption of ASC 606.

	At	At	Increase/(Decrease)
	March 31, 2018	December 31, 2017	$	%
Current Assets:
Cash and cash equivalents	$147	$285	$(138)	(48)%
Receivables, net (a)	3,820	3,697	123	3
Programming and other inventory (b)	1,593	1,828	(235)	(13)
Prepaid expenses	164	194	(30)	(15)
All other current assets (c)	467	269	198	74
Total current assets	$6,191	$6,273	$(82)	(1)%
(a) The increase primarily reflects the reclassification of the sales returns reserve to “Other current liabilities” as a result of the adoption of ASC 606.
(b) The decrease primarily reflects the expensing of prepaid sports program rights.
(c) The increase primarily reflects amounts collectible on behalf of Turner under the rights agreement with Turner and the NCAA for the NCAA Tournament. In connection with this agreement, the Company collects all television advertising receivables, including those generated by Turner.

	At	At	Increase/(Decrease)
	March 31, 2018	December 31, 2017	$	%
Other assets (a)	$2,337	$2,852	$(515)	(18)%
(a) The decrease primarily reflects lower noncurrent receivables as a result of the adoption of ASC 606.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	March 31, 2018	December 31, 2017	$	%
Current Liabilities:
Accounts payable	$230	$231	$(1)	—%
Accrued compensation (a)	198	343	(145)	(42)
Participants’ share and royalties payable (a)	1,104	986	118	12
Program rights (b)	631	373	258	69
Short-term debt (c)	217	679	(462)	(68)
All other current liabilities (d)	1,689	1,360	329	24
Total current liabilities	$4,069	$3,972	$97	2%
(a) The change reflects the timing of payments.
(b) The increase primarily reflects the timing of payments under the rights agreement with Turner and the NCAA for the NCAA Tournament.
(c) The decrease primarily reflects lower commercial paper borrowing.
(d) The increase primarily reflects amounts due to Turner related to the NCAA Tournament and the reclassification of the sales returns reserve to “Other current liabilities” as a result of the adoption of ASC 606.

	At	At	Increase/(Decrease)
	March 31, 2018	December 31, 2017	$	%
Other liabilities (a)	$3,267	$3,621	$(354)	(10)%
(a) The decrease primarily reflects lower participation and residual liabilities as a result of the adoption of ASC 606.
Cash Flows
The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$717	$678	$39
Discontinued operations	—	41	(41)
Net cash flow provided by operating activities	717	719	(2)
Net cash flow used for investing activities from:
Continuing operations	(67)	(82)	15
Discontinued operations	(23)	(7)	(16)
Net cash flow used for investing activities	(90)	(89)	(1)
Net cash flow used for financing activities	(765)	(1,082)	317
Net decrease in cash and cash equivalents	$(138)	$(452)	$314
Operating Activities. For the three months ended March 31, 2018, the increase in cash provided by operating activities from continuing operations was driven by a discretionary pension contribution of $100 million made during the first quarter of 2017 to prefund the Company’s qualified plans, which was partially offset by an increased investment in content.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Three Months Ended March 31,
	2018	2017
Investments in and advances to investee companies (a)	$(40)	$(49)
Capital expenditures	(30)	(27)
Acquisitions	—	(21)
All other investing activities, net	3	15
Net cash flow used for investing activities from continuing operations	(67)	(82)
Net cash flow used for investing activities from discontinued operations	(23)	(7)
Net cash flow used for investing activities	$(90)	$(89)
(a) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
Financing Activities

	Three Months Ended March 31,
	2018	2017
Repayments of short-term debt borrowings, net	$(462)	$(420)
Repurchase of CBS Corp. Class B Common Stock	(186)	(531)
Dividends	(71)	(77)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(52)	(76)
Proceeds from exercise of stock options	16	36
All other financing activities, net	(10)	(14)
Net cash flow used for financing activities	$(765)	$(1,082)
Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company’s net cash flow provided by (used for) operating activities before operating cash flow from discontinued operations and discretionary contributions to prefund the Company’s pension plans, and less capital expenditures. The Company’s calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company’s operations. Free cash flow excludes discretionary contributions to prefund the Company’s pension plans because management assesses the Company’s ability to generate operating cash flows without considering the impact from discretionary pension contributions, and decisions regarding the timing of pension plan funding are not dependent on the level of operating cash flows generated during the period. The Company’s net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Three Months Ended
	March 31,
	2018	2017
Net cash flow provided by operating activities	$717	$719
Capital expenditures	(30)	(27)
Less:
Discretionary pension plan contributions	—	(100)
Operating cash flow from discontinued operations	—	41
Free cash flow	$687	$751

Repurchase of Company Stock and Cash Dividends
During the first quarter of 2018, the Company repurchased 3.8 million shares of its Class B Common Stock under its share repurchase program for $200 million, at an average cost of $52.67 per share, leaving $2.86 billion of authorization at March 31, 2018.

During the first quarter of 2018, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, which were paid on April 1, 2018.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	March 31, 2018	December 31, 2017
Commercial paper	$197	$679
Short-term bank borrowings	20	—
Senior debt (2.30% – 7.875% due 2019 – 2045) (a)	9,428	9,426
Obligations under capital leases	61	57
Total debt	9,706	10,162
Less short-term debt	217	679
Less current portion of long-term debt	19	19
Total long-term debt, net of current portion	$9,470	$9,464
(a) At March 31, 2018 and December 31, 2017, the senior debt balances included (i) a net unamortized discount of $63 million and $65 million, respectively, (ii) unamortized deferred financing costs of $46 million and $47 million, respectively, and (iii) a $3 million decrease in the carrying value of the debt relating to previously settled fair value hedges at both March 31, 2018 and December 31, 2017. The face value of the Company’s senior debt was $9.54 billion at both March 31, 2018 and December 31, 2017.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $197 million and $679 million at March 31, 2018 and December 31, 2017, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.34% at March 31, 2018 and 1.88% at December 31, 2017.

Credit Facility
At March 31, 2018, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2018, the Company’s Consolidated Leverage Ratio was approximately 2.9x.

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

The Credit Facility is used for general corporate purposes. At March 31, 2018, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at March 31, 2018; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

The Company’s long-term debt obligations due over the next five years of $2.00 billion are expected to be funded by cash generated from operating activities and the Company’s ability to refinance its debt.

Legal Matters
General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2018, the Company had pending approximately 31,600 asbestos claims, as compared with approximately 31,660 as of December 31, 2017 and 33,600 as of March 31, 2017. During the first quarter of 2018, the Company received approximately 870 new claims and closed or moved to an inactive docket approximately 930 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2017 and 2016 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $48 million, respectively. The Company’s costs for

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for a discussion of the Company’s critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

include, among others: changes in the public acceptance of the Company’s content; advertising market conditions generally; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or other regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Reports on Form 10-Q, and in the Company’s recent Current Reports on Form 8-K. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made only as of the date of this document and the Company does not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended March 31, 2018 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
January 1, 2018 - January 31, 2018	—	$—	—	$3,057
February 1, 2018 - February 28, 2018	1.0	$55.22	1.0	$3,002
March 1, 2018 - March 31, 2018	2.8	$51.76	2.8	$2,857
Total	3.8	$52.67	3.8	$2,857

Item 6.	Exhibits.

Exhibit No.		Description of Document
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

(10)		Material Contracts
	(a)	Letter Agreement dated April 25, 2018 amending the Employment Agreement dated as of June 1, 2017 between CBS Corporation and Lawrence P. Tu (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Operating Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

CBS CORPORATION (Registrant)

Date: May 4, 2018	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: May 4, 2018	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer