Form 10-Q
period 2018-06-30
CBS CORP
filed 2018-08-02
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at July 31, 2018:
Class A Common Stock, par value $.001 per share— 37,507,609
Class B Common Stock, par value $.001 per share— 338,524,891

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$3,466	$3,257	$7,227	$6,600
Costs and expenses:
Operating	2,184	2,004	4,584	4,078
Selling, general and administrative	532	507	1,056	995
Depreciation and amortization	56	56	112	111
Restructuring and other corporate matters (Note 3)	35	—	44	—
Total costs and expenses	2,807	2,567	5,796	5,184
Operating income	659	690	1,431	1,416
Interest expense	(116)	(111)	(234)	(220)
Interest income	14	15	31	28
Other items, net	(24)	(16)	(35)	(37)
Earnings from continuing operations before income taxes and equity in loss of investee companies	533	578	1,193	1,187
Provision for income taxes	(113)	(169)	(248)	(307)
Equity in loss of investee companies, net of tax	(20)	(12)	(34)	(29)
Net earnings from continuing operations	400	397	911	851
Net loss from discontinued operations, net of tax (Note 13)	—	(339)	—	(1,045)
Net earnings (loss)	$400	$58	$911	$(194)

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$1.06	$.98	$2.40	$2.09
Net loss from discontinued operations	$—	$(.84)	$—	$(2.57)
Net earnings (loss)	$1.06	$.14	$2.40	$(.48)

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$1.05	$.97	$2.38	$2.06
Net loss from discontinued operations	$—	$(.83)	$—	$(2.53)
Net earnings (loss)	$1.05	$.14	$2.38	$(.47)

Weighted average number of common shares outstanding:
Basic	378	405	380	407
Diluted	381	410	383	413

Dividends per common share	$.18	$.18	$.36	$.36
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings (loss)	$400	$58	$911	$(194)
Other comprehensive income, net of tax:
Cumulative translation adjustments	(8)	—	(14)	2
Amortization of net actuarial loss	15	12	30	24
Total other comprehensive income, net of tax	7	12	16	26
Total comprehensive income (loss)	$407	$70	$927	$(168)
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$252	$285
Receivables, less allowances of $50 (2018) and $49 (2017)	3,597	3,697
Programming and other inventory (Note 4)	1,876	1,828
Prepaid income taxes	—	78
Prepaid expenses	117	194
Other current assets	206	191
Total current assets	6,048	6,273
Property and equipment	2,984	3,051
Less accumulated depreciation and amortization	1,747	1,771
Net property and equipment	1,237	1,280
Programming and other inventory (Note 4)	3,197	2,881
Goodwill	4,921	4,891
Intangible assets	2,655	2,666
Other assets	2,327	2,852
Total Assets	$20,385	$20,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$138	$231
Accrued compensation	225	343
Participants’ share and royalties payable	1,071	986
Program rights	369	373
Income taxes payable	129	—
Commercial paper (Note 6)	370	679
Current portion of long-term debt (Note 6)	16	19
Accrued expenses and other current liabilities	1,466	1,341
Total current liabilities	3,784	3,972
Long-term debt (Note 6)	9,464	9,464
Pension and postretirement benefit obligations	1,289	1,328
Deferred income tax liabilities, net	454	480
Other liabilities	3,227	3,621

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2018 and 2017) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 835 (2018) and 834 (2017) shares issued	1	1
Additional paid-in capital	43,720	43,797
Accumulated deficit	(18,250)	(18,900)
Accumulated other comprehensive loss (Note 8)	(646)	(662)
	24,825	24,236
Less treasury stock, at cost; 496 (2018) and 489 (2017) Class B shares	22,658	22,258
Total Stockholders’ Equity	2,167	1,978
Total Liabilities and Stockholders’ Equity	$20,385	$20,843
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net earnings (loss)	$911	$(194)
Less: Net loss from discontinued operations, net of tax	—	(1,045)
Net earnings from continuing operations	911	851
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	112	111
Stock-based compensation	91	85
Equity in loss of investee companies, net of tax and distributions	34	29
Change in assets and liabilities, net of investing and financing activities	(103)	(167)
Net cash flow provided by operating activities from continuing operations	1,045	909
Net cash flow (used for) provided by operating activities from discontinued operations	(2)	29
Net cash flow provided by operating activities	1,043	938
Investing Activities:
Investments in and advances to investee companies	(71)	(65)
Capital expenditures	(62)	(68)
Acquisitions	(29)	(21)
Other investing activities	2	15
Net cash flow used for investing activities from continuing operations	(160)	(139)
Net cash flow used for investing activities from discontinued operations	(23)	(13)
Net cash flow used for investing activities	(183)	(152)
Financing Activities:
Repayments of short-term debt borrowings, net	(309)	(187)
Proceeds from debt borrowings of CBS Radio	—	24
Repayment of debt borrowings of CBS Radio	—	(5)
Payment of capital lease obligations	(8)	(8)
Payment of contingent consideration	(5)	(7)
Dividends	(140)	(151)
Purchase of Company common stock	(394)	(845)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(58)	(89)
Proceeds from exercise of stock options	22	39
Other financing activities	(1)	—
Net cash flow used for financing activities	(893)	(1,229)
Net decrease in cash and cash equivalents	(33)	(443)
Cash and cash equivalents at beginning of period (includes $24 (2017) of discontinued operations cash)	285	622
Cash and cash equivalents at end of period (includes $9 (2017) of discontinued operations cash)	$252	$179
Supplemental disclosure of cash flow information
Cash paid for interest:
Continuing operations	$231	$217
Discontinued operations	$—	$39

Cash paid for income taxes:
Continuing operations	$31	$272
Discontinued operations	$—	$46
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

Discontinued Operations-On November 16, 2017, the Company completed the disposition of CBS Radio Inc. (“CBS Radio”) through a split-off. CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements (See Note 13).

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

Use of Estimates-The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Content Licensing and Distribution Revenues-Content licensing and distribution revenues are generated from the licensing of internally-produced television programming, fees from the distribution of third-party programming, and the publishing and distribution of consumer books.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Program Licensing and Distribution
Revenues from the licensing of internally-produced television programming are recognized when the content is made available to the licensee for exhibition and the license period has begun. For license agreements containing multiple deliverables, revenues are allocated based on the relative standalone selling price of each program. Agreements to license programming are often long term, with collection terms ranging from one to five years.

The Company also distributes programs on behalf of third parties. In such arrangements, the Company generally obtains control of the program before selling it to the customer. Therefore, revenues from such distribution arrangements, which include both content licensing and advertising revenues, are recognized based on the gross amount of consideration received from the customer, with a participation expense recognized for the fees paid to the third-party producer.

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

Affiliate and Subscription Fees-A majority of the Company’s affiliate and subscription fees are generated by the Cable Networks segment and consist of fees received from multichannel video programming distributors (“MVPDs”) for carriage of the Company’s cable networks and subscription fees for the Showtime digital streaming subscription offering. The Entertainment segment generates affiliate and subscription fees primarily from television stations affiliated with the CBS Television Network and subscribers to CBS All Access, its owned streaming subscription service. In addition, the Local Media segment generates retransmission fees from MVPDs for carriage of the Company’s television stations.

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

Noncurrent Receivables-Noncurrent receivables of $1.54 billion and $1.59 billion at June 30, 2018 and January 1, 2018, respectively, are included in “Other assets” on the Company’s Consolidated Balance Sheets and primarily relate to revenues recognized under long-term television licensing arrangements.

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

Deferred revenues are primarily short term and included within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. Total deferred revenues were $210 million and $284 million at June 30, 2018 and January 1, 2018, respectively. The change in deferred revenue for the six months ended June 30,

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2018 reflects $167 million of revenues recognized that were included in deferred revenues at January 1, 2018, offset by cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period.

Unrecognized Revenues Under Contract-As of June 30, 2018, unrecognized revenue attributable to unsatisfied performance obligations under the Company’s long-term contracts was $3.60 billion, of which $1.01 billion is expected to be recognized for the remainder of 2018, $1.40 billion for 2019, $738 million for 2020, and $442 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Such amounts change on a regular basis as the Company renews existing agreements or enters into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of the Company’s advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate and subscription fee agreements and (iii) long-term licensing agreements for multiple programs for which the Company’s right to invoice corresponds with the value of the programs provided to the customer.

Net Earnings (Loss) per Common Share-Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) and market-based performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 8 million stock options and RSUs for each of the three and six months ended June 30, 2018 and 4 million stock options for each of the three and six months ended June 30, 2017.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Weighted average shares for basic EPS	378	405	380	407
Dilutive effect of shares issuable under stock-based compensation plans	3	5	3	6
Weighted average shares for diluted EPS	381	410	383	413
Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, deferred compensation and other employee benefit accruals.

Additional Paid-In Capital-For the six months ended June 30, 2018 and 2017, the Company recorded dividends of $138 million and $148 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
During the first quarter of 2018, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company applied the modified retrospective method of adoption with the cumulative effect of the initial adoption of $261 million reflected as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. Prior periods continue to be presented under previous accounting guidance (See Note 12).

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
During the first quarter of 2018, the Company adopted FASB amended guidance on the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”). This guidance requires the Company to present the service cost component of net benefit cost in the same line item(s) on the statement of operations as other compensation costs of the related employees. All of the other components of net benefit cost are presented in the statement of operations separately from the service cost component and below the subtotal of operating income. As a result of the adoption of this guidance, the Company presented $16 million and $31 million of net benefit costs in “Other items, net” on the Consolidated Statement of Operations for the three and six months ended June 30, 2018, respectively, representing the components of net benefit cost other than service cost. This guidance is required to be applied retrospectively and therefore, $21 million and $43 million of expenses, previously presented within operating income, have been reclassified to “Other items, net” for the three and six months ended June 30, 2017, respectively.

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

Intra-Entity Transfers of Assets Other than Inventory
During the first quarter of 2018, the Company adopted FASB amended guidance on the accounting for income taxes, which eliminates the exception in existing guidance that defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Under this guidance, an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Leases
In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. This guidance is effective for the Company in the first quarter of 2019. The Company is currently reviewing its lease portfolio, evaluating the impact of this guidance on its consolidated balance sheet and assessing system requirements. The Company will apply the modified retrospective method of adoption as of January 1, 2019 and comparative periods will continue to be presented under existing lease guidance.
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
RSUs and PSUs	$41	$38	$79	$71
Stock options	6	7	12	14
Stock-based compensation expense, before income taxes	47	45	91	85
Related tax benefit	(12)	(18)	(23)	(33)
Stock-based compensation expense, net of tax benefit	$35	$27	$68	$52
During the six months ended June 30, 2018, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $53.95. RSUs granted during the first six months of 2018 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions. During the six months ended June 30, 2018, the Company also granted awards of market-based PSUs. The number of shares that will be issued upon vesting of the PSUs is based on the Company’s stock price performance over a designated measurement period, as well as the achievement of established operating goals. The fair value of the PSUs is determined on the grant date using a Monte Carlo simulation model and is expensed over the required employee service period. The fair value of the PSU awards granted during the six months ended June 30, 2018 was $17 million.

During the six months ended June 30, 2018, the Company also granted 2 million stock options with a weighted average exercise price of $54.32. Stock options granted during the first six months of 2018 vest over a four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs and PSUs at June 30, 2018 was $278 million, which is expected to be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2018 was $50 million, which is expected to be recognized over a weighted average period of 2.8 years.
3) RESTRUCTURING AND OTHER CORPORATE MATTERS
During the second quarter of 2018, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $25 million, reflecting $17 million of severance costs and $8 million of costs associated with exiting contractual obligations and other related costs.
During the year ended December 31, 2017, the Company recorded restructuring charges of $63 million, reflecting $54 million of severance costs and $9 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2016, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs.
As of June 30, 2018, the cumulative settlements for the 2018, 2017 and 2016 restructuring charges were $48 million, of which $42 million was for severance costs and $6 million was for costs associated with contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2019.

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	June 30, 2018
Entertainment	$45	$6	$(15)	$36
Cable Networks	1	—	(1)	—
Publishing	3	1	(1)	3
Local Media	14	11	(3)	22
Corporate	3	7	(1)	9
Total	$66	$25	$(21)	$70

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2017	2017	Balance at
	December 31, 2016	Charges	Settlements	December 31, 2017
Entertainment	$17	$44	$(16)	$45
Cable Networks	4	—	(3)	1
Publishing	1	5	(3)	3
Local Media	6	12	(4)	14
Corporate	2	2	(1)	3
Total	$30	$63	$(27)	$66
During the three and six months ended June 30, 2018, the Company recorded expenses of $10 million and $19 million, respectively, primarily for professional fees related to the evaluation of a potential combination with Viacom Inc. and legal proceedings involving the Company and National Amusements, Inc. (“NAI”) (See Note 14).
4) PROGRAMMING AND OTHER INVENTORY

	At	At
	June 30, 2018	December 31, 2017
Acquired program rights	$2,284	$2,234
Acquired television library	99	99
Internally produced programming:
Released	2,148	1,780
In process and other	483	543
Publishing, primarily finished goods	59	53
Total programming and other inventory	5,073	4,709
Less current portion	1,876	1,828
Total noncurrent programming and other inventory	$3,197	$2,881

5) RELATED PARTIES
National Amusements, Inc. NAI is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. Mr. David R. Andelman is a director of CBS Corp. and serves as a director of NAI. At June 30, 2018, NAI directly or indirectly owned approximately 79.7% of CBS Corp.’s voting Class A Common Stock, and owned approximately 10.4% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. Although the Company has previously disclosed, after receiving confirmation from NAI, that NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), in connection with this report, NAI declined the Company’s requests to confirm that NAI is currently controlled by Mr. Redstone through the SMR Trust. NAI continues to confirm that the SMR Trust owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death and that the SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation directors Ms. Shari Redstone and Mr. David R. Andelman. No member of the Company’s management is a trustee of the SMR Trust. The Company has asserted in its amended verified complaint described in “Legal Matters” in Note 14 that Ms. Shari Redstone effectively controls NAI, although issues relating to control are subject to legal proceedings in the Delaware Court of Chancery. See “Legal Matters” in Note 14 for a description of legal proceedings in the Delaware Court of Chancery.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Viacom Inc. On February 1, 2018, the Company announced that its Board of Directors established a special committee of independent directors to evaluate a potential combination with Viacom Inc. In May 2018, the committee determined that a merger of the Company and Viacom Inc. is not in the best interests of the Company’s stockholders (other than NAI). See “Legal Matters” in Note 14 for a description of legal proceedings in the Delaware Court of Chancery.

As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $10 million and $19 million for the three months ended June 30, 2018 and 2017, respectively, and $29 million and $73 million for the six months ended June 30, 2018 and 2017, respectively.

The Company leases production facilities and purchases advertising spots from various subsidiaries of Viacom Inc. The total amounts for these transactions were $6 million and $4 million for the three months ended June 30, 2018 and 2017, respectively, and $12 million and $9 million for the six months ended June 30, 2018 and 2017, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at June 30, 2018 and December 31, 2017.

	At	At
	June 30, 2018	December 31, 2017
Receivables	$34	$93
Other assets (Receivables, noncurrent)	14	11
Total amounts due from Viacom	$48	$104
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $22 million and $20 million for the three months ended June 30, 2018 and 2017, respectively and $53 million and $49 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, total amounts due from these joint ventures were $16 million and $27 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	June 30, 2018	December 31, 2017
Commercial paper	$370	$679
Senior debt (2.30% - 7.875% due 2019 - 2045) (a)	9,430	9,426
Obligations under capital leases	50	57
Total debt	9,850	10,162
Less commercial paper	370	679
Less current portion of long-term debt	16	19
Total long-term debt, net of current portion	$9,464	$9,464
(a) At June 30, 2018 and December 31, 2017, the senior debt balances included (i) a net unamortized discount of $61 million and $65 million, respectively, (ii) unamortized deferred financing costs of $45 million and $47 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $4 million and $3 million, respectively. The face value of the Company’s senior debt was $9.54 billion at both June 30, 2018 and December 31, 2017.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $370 million and $679 million at June 30, 2018 and December 31, 2017, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.42% at June 30, 2018 and 1.88% at December 31, 2017.

Credit Facility
At June 30, 2018, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2018, the Company’s Consolidated Leverage Ratio was approximately 3.0x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2018, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$8	$8	$—	$—
Interest cost	37	47	4	5
Expected return on plan assets	(45)	(51)	—	—
Amortization of actuarial loss (gain) (a)	24	26	(4)	(6)
Net periodic cost	$24	$30	$—	$(1)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$16	$15	$—	$—
Interest cost	74	95	8	9
Expected return on plan assets	(90)	(101)	—	—
Amortization of actuarial loss (gain) (a)	48	51	(9)	(11)
Net periodic cost	$48	$60	$(1)	$(2)
(a) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income and all other components of net periodic cost are presented within “Other items, net.”
8) STOCKHOLDERS’ EQUITY
During the second quarter of 2018, the Company repurchased 3.8 million shares of its Class B Common Stock under its share repurchase program for $200 million, at an average cost of $52.17 per share. During the six months ended June 30, 2018, the Company repurchased 7.6 million shares of its Class B Common Stock for $400 million, at an average cost of $52.42, leaving $2.66 billion of authorization at June 30, 2018.

During the second quarter of 2018, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, which were paid on July 1, 2018.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

On May 17, 2018, the Company’s Board of Directors declared a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company’s Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date, contingent on Delaware court approval. The record date for the dividend would be 10 days after such Delaware court approval or on the next business day after the 10-day period. If the dividend is issued, shares outstanding and EPS for prior periods would be adjusted to reflect the issuance of additional shares resulting from the dividend. The dividend, if issued, would dilute NAI’s voting interest from approximately 79.7% at June 30, 2018 to approximately 20%. The dividend would not dilute the economic interests of any of the Company’s stockholders. See “Legal Matters” in Note 14 for a description of legal proceedings in the Delaware Court of Chancery.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2017	$159	$(821)		$(662)
Other comprehensive loss before reclassifications	(14)	—		(14)
Reclassifications to net earnings	—	30	(a)	30
Net other comprehensive income (loss)	(14)	30		16
At June 30, 2018	$145	$(791)		$(646)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2016	$151	$(918)		$(767)
Other comprehensive income before reclassifications	2	—		2
Reclassifications to net loss	—	24	(a)	24
Net other comprehensive income	2	24		26
At June 30, 2017	$153	$(894)		$(741)

(a)	Reflects amortization of net actuarial losses. See Note 7.
The net actuarial losses related to pension and other postretirement benefit plans included in other comprehensive income are net of tax provisions of $9 million and $16 million for the six months ended June 30, 2018 and 2017, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision for income taxes, including interest and before other discrete items (a)	$112	$176	$250	$361
Excess tax benefits from stock-based compensation (b)	—	(4)	—	(31)
Other discrete items (c)	1	(3)	(2)	(23)
Provision for income taxes	$113	$169	$248	$307
Effective income tax rate	21.2%	29.2%	20.8%	25.9%
(a) The lower tax provision for the three and six months ended June 30, 2018 primarily reflects a reduction in the federal corporate income tax rate from 35% to 21% as a result of the enactment of new federal tax legislation in December 2017.
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
(c) For the six months ended June 30, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters.
In December 2017, the U.S. government enacted the Tax Reform Act containing significant changes to U.S. federal tax law, including a reduction in the federal corporate tax rate from 35% to 21% and a one-time transition tax on cumulative foreign earnings and profits. For the year ended December 31, 2017, the Company recorded a net provisional charge for the estimated transition tax on cumulative foreign earnings and profits, offset by an estimated benefit to adjust the Company’s deferred income tax balances as a result of the reduced corporate income tax rate. The Tax Reform Act also includes a deduction for foreign derived intangible income and a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company included the tax on GILTI in its tax provision for the three and six months ended June 30, 2018. The Company will complete its analysis of the Tax Reform Act within one year from its enactment. Such analysis will include finalizing and recording any adjustments to provisional estimates, as well as determining whether to treat the tax on GILTI as a period cost when incurred or as a component of deferred taxes.
10) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At June 30, 2018 and December 31, 2017, the carrying value of the Company’s senior debt was $9.43 billion and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.58 billion and $10.16 billion, respectively.

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

At June 30, 2018 and December 31, 2017, the notional amount of all foreign exchange contracts was $381 million and $410 million, respectively.
Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	Financial Statement Account
Non-designated foreign exchange contracts	$17	$(12)	$13	$(20)	Other items, net
The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$10	$—	$10
Total Assets	$—	$10	$—	$10
Liabilities:
Deferred compensation	$—	$364	$—	$364
Foreign currency hedges	—	2	—	2
Total Liabilities	$—	$366	$—	$366

At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$5	$—	$5
Total Assets	$—	$5	$—	$5
Liabilities:
Deferred compensation	$—	$363	$—	$363
Foreign currency hedges	—	10	—	10
Total Liabilities	$—	$373	$—	$373

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
11) SEGMENT AND REVENUE INFORMATION
The following tables set forth the Company’s financial information by reportable segment. The Company’s operating segments, which are the same as its reportable segments, have been determined in accordance with the Company’s internal management structure, which is organized based upon products and services.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Entertainment	$2,365	$2,184	$5,081	$4,531
Cable Networks	591	571	1,200	1,114
Publishing	207	206	367	367
Local Media	420	412	835	821
Corporate/Eliminations	(117)	(116)	(256)	(233)
Total Revenues	$3,466	$3,257	$7,227	$6,600
Revenues generated between segments primarily reflect advertising sales, content licensing and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Intercompany Revenues:
Entertainment	$120	$118	$259	$237
Local Media	5	3	10	6
Total Intercompany Revenues	$125	$121	$269	$243

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding costs for restructuring and other corporate matters, where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Segment Operating Income (Loss):
Entertainment	$356	$351	$848	$754
Cable Networks	256	255	486	505
Publishing	31	29	47	44
Local Media	128	128	246	252
Corporate	(77)	(73)	(152)	(139)
Restructuring and other corporate matters	(35)	—	(44)	—
Operating income	659	690	1,431	1,416
Interest expense	(116)	(111)	(234)	(220)
Interest income	14	15	31	28
Other items, net	(24)	(16)	(35)	(37)
Earnings from continuing operations before income taxes and equity in loss of investee companies	533	578	1,193	1,187
Provision for income taxes	(113)	(169)	(248)	(307)
Equity in loss of investee companies, net of tax	(20)	(12)	(34)	(29)
Net earnings from continuing operations	400	397	911	851
Net loss from discontinued operations, net of tax	—	(339)	—	(1,045)
Net earnings (loss)	$400	$58	$911	$(194)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation and Amortization:
Entertainment	$31	$27	$61	$56
Cable Networks	5	6	11	12
Publishing	2	2	3	3
Local Media	11	12	22	23
Corporate	7	9	15	17
Total Depreciation and Amortization	$56	$56	$112	$111

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based Compensation:
Entertainment	$16	$17	$31	$32
Cable Networks	3	3	6	6
Publishing	1	1	2	2
Local Media	3	3	6	6
Corporate	24	21	46	39
Total Stock-based Compensation	$47	$45	$91	$85

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Capital Expenditures:
Entertainment	$20	$24	$37	$38
Cable Networks	3	4	7	7
Publishing	1	—	2	1
Local Media	5	7	9	12
Corporate	3	6	7	10
Total Capital Expenditures	$32	$41	$62	$68

	At	At
	June 30, 2018	December 31, 2017
Assets:
Entertainment	$12,236	$12,626
Cable Networks	2,938	2,878
Publishing	956	906
Local Media	3,993	4,042
Corporate/Eliminations	249	378
Discontinued operations	13	13
Total Assets	$20,385	$20,843
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues by Type	2018	2017	2018	2017
Advertising	$1,327	$1,299	$3,060	$2,902
Content licensing and distribution:
Programming	889	850	1,724	1,534
Publishing	207	206	367	367
Affiliate and subscription fees	989	848	1,968	1,690
Other	54	54	108	107
Total Revenues	$3,466	$3,257	$7,227	$6,600

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) ADOPTION OF “REVENUE FROM CONTRACTS WITH CUSTOMERS”
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
Revenues from the Company’s distribution of third-party content are now recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues, which include content licensing and distribution revenues and advertising revenues, were recognized at the net amount retained by the Company after the payment of fees to the third party. For the three and six months ended June 30, 2018, respectively, revenues and operating expenses relating to such distribution arrangements were each $61 million and $124 million higher under ASC 606 than the amounts that would have been reported under previous accounting guidance, with no impact to operating income.

•	Revenues from the Renewal of Licensing Agreements
Revenues associated with the renewal of an existing license agreement are now recognized at the beginning of the renewal period. Under previous accounting guidance, these revenues were recognized upon the execution of such renewal. Content licensing and distribution revenue comparisons will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements. Therefore, this change is not expected to have a material impact on the trend of the Company’s financial results. Additionally, historically, on an annual basis, revenues from renewals executed each year have approximated revenues associated with renewal periods that began in the same year.

The following table presents the amount by which each applicable financial statement line item on the Consolidated Statement of Operations would have decreased for the three and six months ended June 30, 2018 if license renewals were recognized under previous accounting guidance.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenues	$29	$141
Operating expenses	14	63
Operating income	15	78
Less: Provision for income taxes	3	16
Net earnings from continuing operations	$12	$62
Diluted EPS from continuing operations	$.03	$.16

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In addition, the adoption of ASC 606 resulted in certain classification changes on the Consolidated Balance Sheet. The primary change is the reclassification of the sales returns reserve relating to the publishing business to “Other current liabilities.” Such amount, which was $108 million at June 30, 2018, was previously presented as a reduction to receivables.

The following table presents the amount by which each applicable financial statement line item on the Consolidated Balance Sheet at June 30, 2018 would increase (decrease) if all of the above changes resulting from the adoption of ASC 606 were presented under previous accounting guidance.

Assets
Receivables, net	$(82)
Programming and other inventory (noncurrent)	$(47)
Other assets (noncurrent receivables)	$436

Liabilities
Other current liabilities	$(151)
Deferred income tax liabilities, net	$51
Participants’ share and royalties payable	$208

Accumulated deficit	$199
ASC 606 also requires enhanced disclosures relating to the Company’s revenues from contracts with customers (See Note 1), including the disaggregation of revenues into categories (See Note 11).
13) DISCONTINUED OPERATIONS
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth details of net loss from discontinued operations for the three and six months ended June 30, 2017.

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenues	$306	$556
Costs and expenses:
Operating	105	194
Selling, general and administrative	128	250
Market value adjustment (a)	365	1,080
Restructuring charges (b)	7	7
Total costs and expenses	605	1,531
Operating loss	(299)	(975)
Interest expense	(20)	(39)
Other items, net	(1)	(1)
Loss from discontinued operations	(320)	(1,015)
Income tax provision	(19)	(30)
Net loss from discontinued operations, net of tax	$(339)	$(1,045)
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
14) COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2018, the outstanding letters of credit and surety bonds approximated $107 million and were not recorded on the Consolidated Balance Sheet.

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

Legal Matters
General. On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows, other than with respect to In re CBS Corporation Litigation, Consol. C.A. No. 2018-0342-AGB (Del. Ch.) described below, the potential impact of which cannot be ascertained at this time. Under the Separation Agreement between

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.
Litigation Involving the Company and Its Controlling Stockholder, National Amusements, Inc., Among Others, in the Delaware Court of Chancery. On May 14, 2018, the Company and certain of the Company’s independent directors filed a lawsuit in the Delaware Court of Chancery against NAI, Ms. Shari Redstone, Mr. Sumner M. Redstone, NAI Entertainment Holdings LLC (“NAIEH”) and the Sumner M. Redstone National Amusements Trust (the “SMR Trust”). The verified complaint alleged, among other things, that NAI, Mr. Sumner M. Redstone and Ms. Shari Redstone had breached their fiduciary duties to the Company’s stockholders by abusing their control to threaten the independent corporate governance of the Company, and NAIEH and the SMR Trust had aided and abetted those breaches of fiduciary duty.

On May 16, 2018, each of NAI and NAIEH delivered to the Company a written consent purporting to immediately effect certain amendments (the “Purported Bylaw Amendments”) to the Company’s amended and restated bylaws (the “Bylaws”). The Purported Bylaw Amendments, if valid and upon becoming effective, would (1) change the vote required and otherwise restrict the ability of the Company’s Board of Directors to declare and pay any dividend upon the capital stock of the Company, (2) change the vote required and otherwise restrict the ability of the Company’s Board of Directors to adopt, amend, alter, change or repeal any provisions of the Bylaws and (3) modify, in certain respects, the Company's existing Bylaw provision providing that the Court of Chancery of the State of Delaware is the exclusive jurisdiction for certain types of corporate litigation. On May 17, 2018, the Court denied the Company’s motion for a temporary restraining order against NAI, Mr. Sumner M. Redstone, Ms. Shari Redstone, NAIEH and the SMR Trust. Also on May 17, 2018, the Company’s Board of Directors declared a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company's Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date, contingent on Delaware court approval (the “May 2018 Stock Dividend”).

On May 23, 2018, the Company and certain of the Company’s independent directors filed an amended verified complaint in the above matter. The amended verified complaint alleges, among other things, that NAI, NAIEH, Mr. Sumner M. Redstone, Ms. Shari Redstone and the SMR Trust form a controlling stockholder group and have breached their fiduciary duties to the Company’s stockholders by abusing their control to threaten the independent corporate governance of the Company and that the Purported Bylaw Amendments are invalid or were ineffective as of May 17, 2018. The amended verified complaint seeks a declaration that the May 2018 Stock Dividend is valid and permissible, a declaration that the Purported Bylaw Amendments are invalid or were ineffective as of May 17, 2018 and an injunction against any action by NAI, Mr. Sumner M. Redstone, Ms. Shari Redstone, NAIEH or the SMR Trust to interfere with the composition of the Company’s Board of Directors or to modify the Company’s governance documents before the issuance of any shares pursuant to the May 2018 Stock Dividend.
On May 29, 2018, NAI, NAIEH and Ms. Shari Redstone filed a lawsuit in the Delaware Court of Chancery against certain of the Company’s directors. NAI’s verified complaint, as amended on June 25, 2018, alleges, among other things, that the May 2018 Stock Dividend violates the Company’s bylaws and certificate of incorporation, and that the directors named as defendants had breached their fiduciary duties in approving the May 2018 Stock Dividend. The amended verified complaint seeks a declaration that the Purported Bylaw Amendments are valid, a declaration that the May 2018 Stock Dividend is invalid, an injunction against issuance and payment of the May 2018 Stock Dividend and any action by the defendants to carry out the May 2018 Stock Dividend, and other relief. On July 27, 2018, NAI filed a further amendment to its amended verified complaint. That amendment, effective as of filing, is due to become public on August 3, 2018.
On June 7, 2018, the Court consolidated the aforementioned respective lawsuits filed by the Company and certain of the Company’s independent directors and by NAI, NAIEH and Ms. Shari Redstone under the consolidated

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

action captioned In re CBS Corporation Litigation, Consol. C.A. No. 2018-0342-AGB (Del. Ch.). On June 11, 2018, the Delaware Court of Chancery entered a scheduling order calling for a trial of the consolidated action taking place on October 3-5 and 8-9, 2018.
On May 31, 2018, Westmoreland County Employees’ Retirement System (“Westmoreland”), a purported beneficial owner of the Company’s Class B Common Stock, filed a class action complaint in the Delaware Court of Chancery against NAI, NAIEH, Mr. David R. Andelman, Mr. Robert N. Klieger and Ms. Shari Redstone, alleging breaches of contractual obligations, implied obligations and fiduciary duties to the Company’s Class B Common Stock holders in connection with the Purported Bylaw Amendments and interference with the issuance by the Company’s Board of Directors of the May 2018 Stock Dividend. Westmoreland’s complaint seeks a declaratory judgment that the Company’s certificate of incorporation authorizes the May 2018 Stock Dividend, that Westmoreland and the class are entitled to the May 2018 Stock Dividend, that the Purported Bylaw Amendments are invalid and other relief. On June 6, 2018, Westmoreland filed a motion to consolidate its lawsuit with the aforementioned actions filed by the Company and certain of its independent directors and by NAI, NAIEH and Ms. Shari Redstone. On June 11, 2018, NAI, NAIEH and Ms. Shari Redstone opposed that motion and simultaneously filed a motion to stay the lawsuit filed by Westmoreland in favor of the pending consolidated action captioned In re CBS Corporation Litigation described above. On June 20, 2018, the Delaware Court of Chancery denied both motions, but directed the Westmoreland lawsuit to proceed on the same timetable as, and to be coordinated with respect to discovery and trial with, the aforementioned consolidated action.
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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2018, the Company had pending approximately 31,750 asbestos claims, as compared with approximately 31,660 as of December 31, 2017 and 33,240 as of June 30, 2017. During the second quarter of 2018, the Company received approximately 860 new claims and closed or moved to an inactive docket approximately 710 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2017 and 2016 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $48 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

	Statement of Operations
	For the Three Months Ended June 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$44	$2	$3,420	$—	$3,466
Costs and expenses:
Operating	23	1	2,160	—	2,184
Selling, general and administrative	12	68	452	—	532
Depreciation and amortization	1	5	50	—	56
Restructuring and other corporate matters	—	16	19	—	35
Total costs and expenses	36	90	2,681	—	2,807
Operating income (loss)	8	(88)	739	—	659
Interest (expense) income, net	(133)	(126)	157	—	(102)
Other items, net	(9)	14	(29)	—	(24)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(134)	(200)	867	—	533
Benefit (provision) for income taxes	28	42	(183)	—	(113)
Equity in earnings (loss) of investee companies, net of tax	506	344	(20)	(850)	(20)
Net earnings	$400	$186	$664	$(850)	$400
Total comprehensive income	$407	$195	$644	$(839)	$407

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Six Months Ended June 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$87	$5	$7,135	$—	$7,227
Costs and expenses:
Operating	48	2	4,534	—	4,584
Selling, general and administrative	25	132	899	—	1,056
Depreciation and amortization	2	11	99	—	112
Restructuring and other corporate matters	—	25	19	—	44
Total costs and expenses	75	170	5,551	—	5,796
Operating income (loss)	12	(165)	1,584	—	1,431
Interest (expense) income, net	(263)	(248)	308	—	(203)
Other items, net	(16)	12	(31)	—	(35)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(267)	(401)	1,861	—	1,193
Benefit (provision) for income taxes	55	83	(386)	—	(248)
Equity in earnings (loss) of investee companies, net of tax	1,123	756	(34)	(1,879)	(34)
Net earnings	$911	$438	$1,441	$(1,879)	$911
Total comprehensive income	$927	$440	$1,424	$(1,864)	$927

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended June 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$42	$2	$3,213	$—	$3,257
Costs and expenses:
Operating	22	2	1,980	—	2,004
Selling, general and administrative	14	65	428	—	507
Depreciation and amortization	1	6	49	—	56
Total costs and expenses	37	73	2,457	—	2,567
Operating income (loss)	5	(71)	756	—	690
Interest (expense) income, net	(127)	(120)	151	—	(96)
Other items, net	(8)	(15)	7	—	(16)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(130)	(206)	914	—	578
Benefit (provision) for income taxes	39	62	(270)	—	(169)
Equity in earnings (loss) of investee companies, net of tax	149	339	(12)	(488)	(12)
Net earnings from continuing operations	58	195	632	(488)	397
Net loss from discontinued operations, net of tax	—	—	(339)	—	(339)
Net earnings	$58	$195	$293	$(488)	$58
Total comprehensive income	$70	$190	$302	$(492)	$70

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Six Months Ended June 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$84	$5	$6,511	$—	$6,600
Costs and expenses:
Operating	46	3	4,029	—	4,078
Selling, general and administrative	24	126	845	—	995
Depreciation and amortization	2	12	97	—	111
Total costs and expenses	72	141	4,971	—	5,184
Operating income (loss)	12	(136)	1,540	—	1,416
Interest (expense) income, net	(249)	(237)	294	—	(192)
Other items, net	(18)	(31)	12	—	(37)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(255)	(404)	1,846	—	1,187
Benefit (provision) for income taxes	77	122	(506)	—	(307)
Equity in earnings (loss) of investee companies, net of tax	(16)	693	(29)	(677)	(29)
Net earnings (loss) from continuing operations	(194)	411	1,311	(677)	851
Net loss from discontinued operations, net of tax	—	—	(1,045)	—	(1,045)
Net earnings (loss)	$(194)	$411	$266	$(677)	$(194)
Total comprehensive income (loss)	$(168)	$404	$281	$(685)	$(168)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At June 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$106	$—	$146	$—	$252
Receivables, net	22	2	3,573	—	3,597
Programming and other inventory	2	2	1,872	—	1,876
Prepaid expenses and other current assets	19	36	301	(33)	323
Total current assets	149	40	5,892	(33)	6,048
Property and equipment	40	219	2,725	—	2,984
Less accumulated depreciation and amortization	22	174	1,551	—	1,747
Net property and equipment	18	45	1,174	—	1,237
Programming and other inventory	3	5	3,189	—	3,197
Goodwill	98	62	4,761	—	4,921
Intangible assets	—	—	2,655	—	2,655
Investments in consolidated subsidiaries	46,406	15,926	—	(62,332)	—
Other assets	161	5	2,161	—	2,327
Intercompany	—	902	30,712	(31,614)	—
Total Assets	$46,835	$16,985	$50,544	$(93,979)	$20,385
Liabilities and Stockholders’ Equity
Accounts payable	$5	$11	$122	$—	$138
Participants’ share and royalties payable	—	—	1,071	—	1,071
Program rights	2	2	365	—	369
Commercial paper	370	—	—	—	370
Current portion of long-term debt	3	—	13	—	16
Accrued expenses and other current liabilities	478	235	1,140	(33)	1,820
Total current liabilities	858	248	2,711	(33)	3,784
Long-term debt	9,381	—	83	—	9,464
Other liabilities	2,815	230	1,925	—	4,970
Intercompany	31,614	—	—	(31,614)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,720	—	60,894	(60,894)	43,720
Retained earnings (accumulated deficit)	(18,250)	16,695	(11,044)	(5,651)	(18,250)
Accumulated other comprehensive income (loss)	(646)	20	59	(79)	(646)
	24,825	16,838	50,625	(67,463)	24,825
Less treasury stock, at cost	22,658	331	4,800	(5,131)	22,658
Total Stockholders’ Equity	2,167	16,507	45,825	(62,332)	2,167
Total Liabilities and Stockholders’ Equity	$46,835	$16,985	$50,544	$(93,979)	$20,385

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(234)	$(130)	$1,407	$—	$1,043
Investing Activities:
Investments in and advances to investee companies	—	—	(71)	—	(71)
Capital expenditures	—	(7)	(55)	—	(62)
Acquisitions	—	—	(29)	—	(29)
Other investing activities	2	—	—	—	2
Net cash flow provided by (used for) investing activities from continuing operations	2	(7)	(155)	—	(160)
Net cash flow used for investing activities from discontinued operations	(23)	—	—	—	(23)
Net cash flow used for investing activities	(21)	(7)	(155)	—	(183)
Financing Activities:
Repayments of short-term debt borrowings, net	(309)	—	—	—	(309)
Payment of capital lease obligations	—	—	(8)	—	(8)
Payment of contingent consideration	—	—	(5)	—	(5)
Dividends	(140)	—	—	—	(140)
Purchase of Company common stock	(394)	—	—	—	(394)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(58)	—	—	—	(58)
Proceeds from exercise of stock options	22	—	—	—	22
Other financing activities	(1)	—	—	—	(1)
Increase (decrease) in intercompany payables	1,068	137	(1,205)	—	—
Net cash flow provided by (used for) financing activities	188	137	(1,218)	—	(893)
Net (decrease) increase in cash and cash equivalents	(67)	—	34	—	(33)
Cash and cash equivalents at beginning of period	173	—	112	—	285
Cash and cash equivalents at end of period	$106	$—	$146	$—	$252

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(608)	$(153)	$1,699	$—	$938
Investing Activities:
Investments in and advances to investee companies	—	—	(65)	—	(65)
Capital expenditures	—	(10)	(58)	—	(68)
Acquisitions	—	—	(21)	—	(21)
Other investing activities	14	—	1	—	15
Net cash flow provided by (used for) investing activities from continuing operations	14	(10)	(143)	—	(139)
Net cash flow used for investing activities from discontinued operations	—	(1)	(12)	—	(13)
Net cash flow provided by (used for) investing activities	14	(11)	(155)	—	(152)
Financing Activities:
Repayments of short-term debt borrowings, net	(187)	—	—	—	(187)
Proceeds from debt borrowings of CBS Radio	—	—	24	—	24
Repayment of debt borrowings of CBS Radio	—	—	(5)	—	(5)
Payment of capital lease obligations	—	—	(8)	—	(8)
Payment of contingent consideration	—	—	(7)	—	(7)
Dividends	(151)	—	—	—	(151)
Purchase of Company common stock	(845)	—	—	—	(845)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	—	—	—	(89)
Proceeds from exercise of stock options	39	—	—	—	39
Increase (decrease) in intercompany payables	1,521	164	(1,685)	—	—
Net cash flow (used for) provided by financing activities	288	164	(1,681)	—	(1,229)
Net decrease in cash and cash equivalents	(306)	—	(137)	—	(443)
Cash and cash equivalents at beginning of period (includes $24 million of discontinued operations cash)	321	—	301	—	622
Cash and cash equivalents at end of period (includes $9 million of discontinued operations cash)	$15	$—	$164	$—	$179

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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

Operational Highlights - Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Consolidated results of operations			Increase/(Decrease)
Three Months Ended June 30,	2018	2017	$	%
GAAP:
Revenues	$3,466	$3,257	$209	6%
Operating income	$659	$690	$(31)	(4)%
Net earnings from continuing operations	$400	$397	$3	1%
Net earnings	$400	$58	$342	n/m
Diluted EPS from continuing operations	$1.05	$.97	$.08	8%
Diluted EPS	$1.05	$.14	$.91	n/m

Non-GAAP: (a)
Adjusted operating income	$694	$690	$4	1%
Adjusted net earnings from continuing operations	$427	$397	$30	8%
Adjusted net earnings	$427	$427	$—	—%
Adjusted diluted EPS from continuing operations	$1.12	$.97	$.15	15%
Adjusted diluted EPS	$1.12	$1.04	$.08	8%
n/m - not meaningful
(a) See page 41 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended June 30, 2018, revenues grew 6% reflecting growth across each of the Company’s main revenue streams and each segment. Affiliate and subscription fees increased 17%, driven by 25% higher station affiliation fees and retransmission revenues, as well as 70% growth from digital initiatives, including the Company’s owned streaming subscription services and virtual MVPDs. Content licensing and distribution revenues grew 4%, benefiting from additional series produced for third-party services. Content licensing and distribution revenues also included higher revenues as a result of the adoption of a new revenue recognition standard in 2018, which resulted in revenues from the distribution of third-party content now being recognized

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

based on the gross amount of consideration received from the customer, with an offsetting increase to participation expenses. This accounting change contributed three percentage points of growth in content licensing and distribution revenues. Advertising revenues increased 2%, primarily reflecting the Company’s acquisition of Network Ten in the fourth quarter of 2017, which was offset by the absence of the National Semifinals and National Championship games of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which the CBS Television Network broadcast in the second quarter of 2017 and which Turner Broadcasting System, Inc. (“Turner”) broadcast in 2018.

Operating income for the three months ended June 30, 2018 decreased 4% and included costs for restructuring and other corporate matters that affected the comparability of results. Adjusted operating income increased 1% from the three months ended June 30, 2017, reflecting the revenue growth, which was partially offset by an increased investment in content, including a higher number of series produced for distribution on multiple platforms, including third-party services, and the expansion of the Company’s digital initiatives.

Net earnings from continuing operations for the three months ended June 30, 2018 increased 1% from the same prior-year period. Adjusted net earnings from continuing operations increased 8% driven by a lower effective income tax rate in 2018 resulting from the enactment of new federal tax legislation in December 2017. Net earnings for the three months ended June 30, 2018 was $400 million, or $1.05 per diluted share, compared with $58 million, or $.14 per diluted share, for the three months ended June 30, 2017, which included, in discontinued operations, a noncash charge to adjust the carrying value of CBS Radio Inc. (“CBS Radio”). Adjusted diluted earnings per share (“EPS”) increased 8% as a result of higher adjusted net earnings from continuing operations and lower weighted average shares outstanding. Adjusted operating income, adjusted net earnings from continuing operations and adjusted diluted EPS are non-GAAP financial measures. See page 41 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

Operational Highlights - Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Consolidated results of operations			Increase/(Decrease)
Six Months Ended June 30,	2018	2017	$	%
GAAP:
Revenues	$7,227	$6,600	$627	10%
Operating income	$1,431	$1,416	$15	1%
Net earnings from continuing operations	$911	$851	$60	7%
Net earnings (loss)	$911	$(194)	$1,105	n/m
Diluted EPS from continuing operations	$2.38	$2.06	$.32	16%
Diluted EPS	$2.38	$(.47)	$2.85	n/m

Non-GAAP: (a)
Adjusted operating income	$1,475	$1,416	$59	4%
Adjusted net earnings from continuing operations	$945	$829	$116	14%
Adjusted net earnings	$945	$868	$77	9%
Adjusted diluted EPS from continuing operations	$2.47	$2.01	$.46	23%
Adjusted diluted EPS	$2.47	$2.10	$.37	18%
n/m - not meaningful
(a) See page 42 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.
For the six months ended June 30, 2018, revenues increased 10% driven by 16% growth in affiliate and subscription fees, led by 25% higher station affiliation fees and retransmission revenues, as well as 75% growth

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

from digital initiatives, including the Company’s owned streaming subscription services and virtual MVPDs. Content licensing and distribution revenues grew 10%, mainly as a result of growth from the international licensing of new series and the start of the license periods for previously signed renewals of contracts for library programming. Content licensing and distribution revenues also included higher revenues as a result of the adoption of a new revenue recognition standard in 2018, which resulted in revenues from the distribution of third-party content now being recognized based on the gross amount of consideration received from the customer, with an offsetting increase to participation expenses. This accounting change contributed four percentage points of growth in content licensing and distribution revenues for the six months ended June 30, 2018. Advertising revenues increased 5%, primarily driven by the Company’s acquisition of Network Ten in the fourth quarter of 2017, partially offset by the absence of the National Semifinals and National Championship games of the NCAA Tournament, which the CBS Television Network broadcast in the second quarter of 2017 and which Turner broadcast in 2018.

Operating income for the six months ended June 30, 2018 increased 1% from the same prior-year period and included costs for restructuring and other corporate matters that affected the comparability of results. Adjusted operating income increased 4%, reflecting the revenue growth, which was partially offset by an increased investment in content and digital initiatives.

Net earnings from continuing operations for the six months ended June 30, 2018 increased 7%. Adjusted net earnings from continuing operations increased 14%, driven by the higher adjusted operating income and a lower effective income tax rate in 2018. Net earnings for the six months ended June 30, 2018 was $911 million, or $2.38 per diluted share, compared with a net loss of $194 million, or a loss of $.47 per diluted share, for the six months ended June 30, 2017 which included, in discontinued operations, a noncash charge to adjust the carrying value of CBS Radio. Adjusted diluted EPS increased 18% as a result of higher earnings and lower weighted average shares outstanding. Adjusted operating income, adjusted net earnings from continuing operations and adjusted diluted EPS are non-GAAP financial measures. See page 42 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company generated operating cash flow from continuing operations of $1.05 billion for the six months ended June 30, 2018 compared with $909 million for the six months ended June 30, 2017. Free cash flow for the six months ended June 30, 2018 was $983 million compared with $905 million for the same prior-year period. These increases primarily reflect lower payments for income taxes, partially offset by an increased investment in content, including a higher number of series produced for distribution on multiple platforms. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on page 58 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Corporate Matters Involving Viacom Inc. and National Amusements, Inc.

On February 1, 2018, the Company announced that its Board of Directors established a special committee of independent directors to evaluate a potential combination with Viacom Inc. In May 2018, the committee determined that a merger of the Company and Viacom Inc. is not in the best interests of the Company’s stockholders (other than National Amusements, Inc. (“NAI”)). See “Legal Matters” for a description of legal proceedings in the Delaware Court of Chancery.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Share Repurchases, Cash Dividends and Contingent Stock Dividend

During the second quarter of 2018, the Company repurchased 3.8 million shares of its Class B Common Stock under its share repurchase program for $200 million, at an average cost of $52.17 per share. During the six months ended June 30, 2018, the Company repurchased 7.6 million shares of its Class B Common Stock for $400 million, at an average cost of $52.42, leaving $2.66 billion of authorization at June 30, 2018.

During the second quarter of 2018, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, which were paid on July 1, 2018.

On May 17, 2018, the Company’s Board of Directors declared a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company’s Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date, contingent on Delaware court approval. The record date for the dividend would be 10 days after such Delaware court approval or on the next business day after the 10-day period. The dividend, if issued, would dilute NAI’s voting interest from approximately 79.7% at June 30, 2018 to approximately 20%. The dividend would not dilute the economic interests of any of the Company’s stockholders. See “Legal Matters” for a description of legal proceedings in the Delaware Court of Chancery.
Adoption of New Revenue Standard

During the first quarter of 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606 (“ASC 606”) on the recognition of revenues which primarily resulted in two changes to the Company’s revenue recognition policies.

•	Revenues from Distribution Arrangements
Revenues from the Company’s distribution of third-party content are now recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues, which include content licensing and distribution revenues and advertising revenues, were recognized at the net amount retained by the Company after the payment of fees to the third party. For the three and six months ended June 30, 2018, respectively, revenues and operating expenses relating to such distribution arrangements were each $61 million and $124 million higher under ASC 606 than the amounts that would have been reported under previous accounting guidance, with no impact to operating income.

•	Revenues from the Renewal of Licensing Agreements
Revenues associated with the renewal of an existing license agreement are now recognized at the beginning of the renewal period. Under previous accounting guidance, these revenues were recognized upon the execution of such renewal. Content licensing and distribution revenue comparisons will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements. Therefore, this change is not expected to have a material impact on the trend of the Company’s financial results. Additionally, historically, on an annual basis, revenues from renewals executed each year have approximated revenues associated with renewal periods that began in the same year.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Company applied the modified retrospective method of adoption and therefore, prior periods continue to be presented under previous accounting guidance. The following tables present the Company’s revenues, operating income, net earnings from continuing operations, and diluted EPS from continuing operations, as well as the corresponding year-over-year comparisons, as if results for the three and six months ended June 30, 2017 were recognized under ASC 606. These amounts are non-GAAP financial measures and are reconciled below to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results for 2017 under ASC 606 is relevant and useful for investors because it allows investors to view results for 2017 on a basis consistent with the 2018 presentation, and makes it easier to compare the Company’s year-over-year results.

	Three Months Ended June 30,
		2017				2018 vs. 2017
	2018 Reported	Reported	ASC 606 Adjustments	Under ASC 606		Reported	Under ASC 606
Revenues	$3,466	$3,257	$45	$3,302		6%	5%

Operating income	$659	$690	$(2)	$688		(4)%	(4)%

Net earnings from continuing operations	$400	$397	$(2)	$395		1%	1%

Diluted EPS from continuing operations	$1.05	$.97	$—	$.96	(a)	8%	9%
(a) Amount does not sum as a result of rounding.

	Six Months Ended June 30,
		2017			2018 vs. 2017
	2018 Reported	Reported	ASC 606 Adjustments	Under ASC 606	Reported	Under ASC 606
Revenues	$7,227	$6,600	$133	$6,733	10%	7%

Operating income	$1,431	$1,416	$10	$1,426	1%	—%

Net earnings from continuing operations	$911	$851	$7	$858	7%	6%

Diluted EPS from continuing operations	$2.38	$2.06	$.02	$2.08	16%	14%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
Results for the three and six months ended June 30, 2018 and 2017 included discrete items that were not part of the normal course of operations. The following tables present non-GAAP financial measures, which exclude the impact of these discrete items, reconciled to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

	Three Months Ended June 30, 2018
	Reported	Restructuring and Other Corporate Matters (a)	Adjusted
Operating income	$659	$35	$694
Interest expense	(116)	—	(116)
Interest income	14	—	14
Other items, net	(24)	—	(24)
Earnings before income taxes	533	35	568
Provision for income taxes	(113)	(8)	(121)
Equity in loss of investee companies, net of tax	(20)	—	(20)
Net earnings	$400	$27	$427
Diluted EPS	$1.05	$.07	$1.12
(a) Reflects restructuring charges of $25 million ($19 million, net of tax), as well as expenses of $10 million ($8 million, net of tax) primarily for professional fees related to the evaluation of a potential combination with Viacom Inc. and legal proceedings involving the Company and NAI (See “Legal Matters”).

	Three Months Ended June 30, 2017
	Reported	Discontinued Operations Items (a)	Adjusted
Net earnings from continuing operations	$397	$—	$397
Net earnings (loss) from discontinued operations, net of tax	(339)	369	30
Net earnings	$58	$369	$427
Diluted EPS from continuing operations	$.97	$—	$.97
Diluted EPS	$.14	$.90	$1.04
(a) Reflects a noncash charge of $365 million to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom Communications Corp. (“Entercom”) and a restructuring charge of $7 million ($4 million, net of tax) at CBS Radio.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2018
	Reported	Restructuring and Other Corporate Matters (a)	Adjusted
Operating income	$1,431	$44	$1,475
Interest expense	(234)	—	(234)
Interest income	31	—	31
Other items, net	(35)	—	(35)
Earnings before income taxes	1,193	44	1,237
Provision for income taxes	(248)	(10)	(258)
Equity in loss of investee companies, net of tax	(34)	—	(34)
Net earnings	$911	$34	$945
Diluted EPS	$2.38	$.09	$2.47
(a) Reflects restructuring charges of $25 million ($19 million, net of tax), as well as expenses of $19 million ($15 million, net of tax) primarily for professional fees related to the evaluation of a potential combination with Viacom Inc. and legal proceedings involving the Company and NAI (See “Legal Matters”).

	Six Months Ended June 30, 2017
	Reported	Tax Items (a)	Discontinued Operations Items (b)	Adjusted
Earnings from continuing operations before income taxes	$1,187	$—	$—	$1,187
Provision for income taxes	(307)	(22)	—	(329)
Equity in loss of investee companies, net of tax	(29)	—	—	(29)
Net earnings from continuing operations	851	(22)	—	829
Net earnings (loss) from discontinued operations, net of tax	(1,045)	—	1,084	39
Net earnings (loss)	$(194)	$(22)	$1,084	$868
Diluted EPS from continuing operations	$2.06	$(.05)	$—	$2.01
Diluted EPS	$(.47)	$(.05)	$2.62	$2.10
(a) Reflects a tax benefit in the first quarter of 2017 from the resolution of certain state income tax matters.
(b) Reflects a noncash charge of $1.08 billion to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom and a restructuring charge of $7 million ($4 million, net of tax) at CBS Radio.
Consolidated Results of Operations

Three and Six Months Ended June 30, 2018 versus Three and Six Months Ended June 30, 2017
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2018		2017		$	%
Advertising	$1,327	38%	$1,299	40%	$28	2%
Content licensing and distribution	1,096	32	1,056	32	40	4
Affiliate and subscription fees	989	28	848	26	141	17
Other	54	2	54	2	—	—
Total Revenues	$3,466	100%	$3,257	100%	$209	6%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2018		2017		$	%
Advertising	$3,060	42%	$2,902	44%	$158	5%
Content licensing and distribution	2,091	29	1,901	29	190	10
Affiliate and subscription fees	1,968	27	1,690	25	278	16
Other	108	2	107	2	1	1
Total Revenues	$7,227	100%	$6,600	100%	$627	10%
Advertising
For the three and six months ended June 30, 2018, advertising revenues increased 2% and 5%, respectively, primarily driven by the Company’s acquisition of Network Ten in the fourth quarter of 2017. This increase was offset by the absence of the National Semifinals and National Championship games of the NCAA Tournament, which the CBS Television Network broadcast in the second quarter of 2017. These games are broadcast on the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner. For the three months ended June 30, 2018, underlying CBS Network advertising increased 1% and for the six months ended June 30, 2018, it was comparable with the same prior-year period.

The Company recently completed the CBS Television Network’s upfront advertising sales (“Upfront”) for the 2018/2019 television broadcast season, which runs from the middle of September 2018 through the middle of September 2019. A significant portion of advertising spots for the CBS Television Network’s non-sports programming is sold during May through July in the Upfront each year. This year’s Upfront concluded with increases in pricing and volume compared with the prior broadcast season, which are expected to benefit the Company’s advertising revenues during the 2018/2019 broadcast season. However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. In the second half of 2018, advertising revenues will continue to benefit from the Network Ten acquisition as well as from political advertising sales associated with the U.S. midterm elections. Additionally, the comparison in the second half of 2018 will be impacted by the absence of CBS’s broadcast of five Thursday Night Football games in 2017. However, this will result in an improvement in the Company’s operating income margin.

Content Licensing and Distribution
For the three months ended June 30, 2018, content licensing and distribution revenues increased 4%, benefiting from additional series produced for third-party services. For the six months ended June 30, 2018, content licensing and distribution revenues increased 10% driven by growth from the international licensing of new series and the start of the license periods for previously signed renewals of contracts for library programming. The revenue comparisons for both the three and six-month periods also benefited from higher revenues from the distribution of third-party content, resulting from such revenues now being recognized at the gross amount of consideration received from the customer, with an offsetting increase to participation expense, as a result of the adoption of a new revenue recognition standard. (See Note 12 to the consolidated financial statements.) Under previous guidance such distribution revenues were recognized at the net amount retained by the Company after the payment of fees to the third party. This accounting change contributed three percentage points and four percentage points of growth in content licensing and distribution revenues for the three and six months ended June 30, 2018, respectively.

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

Affiliate and Subscription Fees
For the three and six months ended June 30, 2018, affiliate and subscription fees increased 17% and 16%, respectively, reflecting 25% higher station affiliation fees and retransmission revenues in each period as well as higher revenues of 70% and 75%, respectively, from digital initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription offering, and virtual MVPDs.

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

International Revenues
The Company generated approximately 18% and 15% of its total revenues from international regions for the three months ended June 30, 2018 and 2017, respectively, and generated 19% and 14% of its total revenues from international regions for the six months ended June 30, 2018 and 2017, respectively. The increases in international revenues were primarily driven by the Company’s acquisition of Network Ten in the fourth quarter of 2017.

Operating Expenses

	Three Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2018		2017		$	%
Programming	$579	27%	$652	33%	$(73)	(11)%
Production	902	41	726	36	176	24
Participation, distribution and royalty	331	15	290	14	41	14
Other	372	17	336	17	36	11
Total Operating Expenses	$2,184	100%	$2,004	100%	$180	9%

	Six Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2018		2017		$	%
Programming	$1,547	34%	$1,509	37%	$38	3%
Production	1,661	36	1,383	34	278	20
Participation, distribution and royalty	653	14	526	13	127	24
Other	723	16	660	16	63	10
Total Operating Expenses	$4,584	100%	$4,078	100%	$506	12%

Programming
For the three months ended June 30, 2018, the 11% decrease in programming expenses was primarily driven by lower sports programming costs, as the second quarter of 2017 included costs associated with CBS’s broadcast of the National Semifinals and National Championship games of the NCAA Tournament. These games are broadcast

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

by the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner. This decrease was partially offset by costs for programming on Network Ten, which was acquired in the fourth quarter of 2017. For the six months ended June 30, 2018, the 3% increase in programming expenses was primarily driven by an increased investment in Showtime programming and the acquisition of Network Ten.

Production
For the three and six months ended June 30, 2018, the increases in production expenses of 24% and 20%, respectively, were primarily driven by an increased investment in content, including a higher number of series produced for distribution on multiple platforms, and the acquisition of Network Ten in the fourth quarter of 2017. The increase for the six-month period also included costs associated with the increase in television licensing revenues.

Participation, Distribution and Royalty
For the three and six months ended June 30, 2018, the increases in participation, distribution and royalty costs of 14% and 24%, respectively, were primarily driven by the adoption of new revenue recognition guidance, which resulted in revenues from the Company’s distribution of third-party content now being recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues were recognized at the net amount retained by the Company after the payment of fees to the third party. This change resulted in an increase to both revenues and participation expenses of $61 million and $124 million for the three and six months ended June 30, 2018, respectively, with no impact on the Company’s operating income.

Other
Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing. For the three and six months ended June 30, 2018, the increases in other expenses of 11% and 10%, respectively, primarily reflected expenses of Network Ten, which was acquired in the fourth quarter of 2017, and higher costs associated with the Company’s digital initiatives.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$532	15%	$507	16%	5%

	Six Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$1,056	15%	$995	15%	6%

Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For the three and six months ended June 30, 2018, the increases in SG&A expenses of 5% and 6%, respectively, were primarily driven by the Company’s acquisition of Network Ten in the fourth quarter of 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Depreciation and amortization	$56	$56	—%	$112	$111	1%

Restructuring and Other Corporate Matters
During the second quarter of 2018, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization of certain business operations. As a result, the Company recorded restructuring charges of $25 million, reflecting $17 million of severance costs and $8 million of costs associated with exiting contractual obligations and other related costs. These restructuring activities are expected to reduce the Company’s annual cost structure by approximately $25 million.
During the year ended December 31, 2017, the Company recorded restructuring charges of $63 million, reflecting $54 million of severance costs and $9 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2016, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs.
As of June 30, 2018, the cumulative settlements for the 2018, 2017 and 2016 restructuring charges were $48 million, of which $42 million was for severance costs and $6 million was for costs associated with contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2019.

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	June 30, 2018
Entertainment	$45	$6	$(15)	$36
Cable Networks	1	—	(1)	—
Publishing	3	1	(1)	3
Local Media	14	11	(3)	22
Corporate	3	7	(1)	9
Total	$66	$25	$(21)	$70

	Balance at	2017	2017	Balance at
	December 31, 2016	Charges	Settlements	December 31, 2017
Entertainment	$17	$44	$(16)	$45
Cable Networks	4	—	(3)	1
Publishing	1	5	(3)	3
Local Media	6	12	(4)	14
Corporate	2	2	(1)	3
Total	$30	$63	$(27)	$66

During the three and six months ended June 30, 2018, the Company recorded expenses of $10 million and $19 million, respectively, primarily for professional fees related to the evaluation of a potential combination with Viacom Inc. and legal proceedings involving the Company and NAI (See “Legal Matters”).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Expense/Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Interest expense	$(116)	$(111)	5%	$(234)	$(220)	6%
Interest income	$14	$15	(7)%	$31	$28	11%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of June 30, 2018 and 2017:

	At June 30,
		Weighted Average		Weighted Average
	2018	Interest Rate	2017	Interest Rate
Senior debt	$9,430	4.26%	$8,853	4.47%
Commercial paper	$370	2.42%	$263	1.42%

Other Items, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Pension and postretirement benefit costs	$(16)	$(21)	(24)%	$(31)	$(43)	(28)%
Foreign exchange gains (losses)	(5)	5	n/m	(1)	6	n/m
Write-down of investment	(3)	—	n/m	(3)	—	n/m
Other items, net	$(24)	$(16)	50%	$(35)	$(37)	(5)%
n/m - not meaningful
Beginning in the first quarter of 2018, as a result of the adoption of new accounting guidance, the Company presents pension and postretirement benefit costs, other than service cost, within “Other items, net” on the Consolidated Statements of Operations. All prior periods have been reclassified to conform to this presentation. (See Note 1 to the consolidated financial statements.)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Provision for income taxes, including interest and before other discrete items (a)	$112	$176	(36)%	$250	$361	(31)%
Excess tax benefits from stock-based compensation (b)	—	(4)		—	(31)
Other discrete items (c)	1	(3)		(2)	(23)
Provision for income taxes	$113	$169	(33)%	$248	$307	(19)%
Effective income tax rate	21.2%	29.2%		20.8%	25.9%
(a) The lower tax provision for the three and six months ended June 30, 2018 primarily reflects a reduction in the federal corporate income tax rate from 35% to 21% as a result of the enactment of new federal tax legislation in December 2017.
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
(c) For the six months ended June 30, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters.

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(20)	$(12)	67%	$(34)	$(29)	17%

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Net earnings from continuing operations	$400	$397	1%	$911	$851	7%
Diluted EPS from continuing operations	$1.05	$.97	8%	$2.38	$2.06	16%
For the three and six months ended June 30, 2018, net earnings from continuing operations increased 1% and 7%, respectively, driven by the lower effective income tax rate in 2018. Diluted EPS from continuing operations for the three and six months ended June 30, 2018 increased 8% and 16%, respectively, mainly reflecting lower weighted average shares outstanding as well as higher earnings.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Loss from Discontinued Operations, net of tax
For the three and six months ended June 30, 2017, net loss from discontinued operations, net of tax, of $339 million and $1.05 billion, respectively, which reflects the results of CBS Radio, included noncash charges of $365 million and $1.08 billion, respectively, to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. (See Note 13 to the consolidated financial statements.)

Net Earnings (Loss) and Diluted EPS

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Net earnings (loss)	$400	$58	n/m	$911	$(194)	n/m
Diluted EPS	$1.05	$.14	n/m	$2.38	$(.47)	n/m
n/m - not meaningful
Segment Results of Operations
The Company presents operating income (loss) excluding costs for restructuring and other corporate matters, where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings (loss) is presented in Note 11 (Segment and Revenue Information) to the consolidated financial statements.
Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2018		2017		$	%
Revenues:
Entertainment	$2,365	68%	$2,184	67%	$181	8%
Cable Networks	591	17	571	18	20	4
Publishing	207	6	206	6	1	—
Local Media	420	12	412	13	8	2
Corporate/Eliminations	(117)	(3)	(116)	(4)	(1)	(1)
Total Revenues	$3,466	100%	$3,257	100%	$209	6%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2018		2017		$	%
Segment Operating Income (Loss):
Entertainment	$356	51%	$351	51%	$5	1%
Cable Networks	256	37	255	37	1	—
Publishing	31	5	29	4	2	7
Local Media	128	18	128	19	—	—
Corporate	(77)	(11)	(73)	(11)	(4)	(5)
Total Segment Operating Income	694	100%	690	100%	4	1
Restructuring and other corporate matters	(35)		—		(35)	n/m
Total Operating Income	$659		$690		$(31)	(4)%
n/m - not meaningful

	Three Months Ended June 30,
			Increase/(Decrease)
	2018	2017	$	%
Depreciation and Amortization:
Entertainment	$31	$27	$4	15%
Cable Networks	5	6	(1)	(17)
Publishing	2	2	—	—
Local Media	11	12	(1)	(8)
Corporate	7	9	(2)	(22)
Total Depreciation and Amortization	$56	$56	$—	—%

Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2018		2017		$	%
Revenues:
Entertainment	$5,081	70%	$4,531	69%	$550	12%
Cable Networks	1,200	17	1,114	17	86	8
Publishing	367	5	367	6	—	—
Local Media	835	12	821	12	14	2
Corporate/Eliminations	(256)	(4)	(233)	(4)	(23)	(10)
Total Revenues	$7,227	100%	$6,600	100%	$627	10%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2018		2017		$	%
Segment Operating Income (Loss):
Entertainment	$848	57%	$754	53%	$94	12%
Cable Networks	486	33	505	36	(19)	(4)
Publishing	47	3	44	3	3	7
Local Media	246	17	252	18	(6)	(2)
Corporate	(152)	(10)	(139)	(10)	(13)	(9)
Total Segment Operating Income	1,475	100%	1,416	100%	59	4
Restructuring and other corporate matters	(44)		—		(44)	n/m
Total Operating Income	$1,431		$1,416		$15	1%
n/m - not meaningful

	Six Months Ended June 30,
			Increase/(Decrease)
	2018	2017	$	%
Depreciation and Amortization:
Entertainment	$61	$56	$5	9%
Cable Networks	11	12	(1)	(8)
Publishing	3	3	—	—
Local Media	22	23	(1)	(4)
Corporate	15	17	(2)	(12)
Total Depreciation and Amortization	$112	$111	$1	1%
Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, Network Ten, CBS Interactive and CBS Films)
Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
			Increase/(Decrease)
Entertainment	2018	2017	$	%
Revenues	$2,365	$2,184	$181	8%
Segment Operating Income	$356	$351	$5	1%
Segment Operating Income as a % of revenues	15%	16%
Restructuring charges	$6	$—	$6	n/m
Depreciation and amortization	$31	$27	$4	15%
Capital expenditures	$20	$24	$(4)	(17)%
n/m - not meaningful
For the three months ended June 30, 2018, the 8% increase in revenues was led by 38% growth in affiliate and subscription fee revenues, driven by higher station affiliation fees and revenues from digital initiatives, including CBS All Access and virtual MVPDs. Advertising revenues increased 3% reflecting the acquisition of Network Ten in the fourth quarter of 2017 and 1% growth in underlying CBS Network advertising, partially offset by the absence of the National Semifinals and National Championship games of the NCAA Tournament, which the CBS Television Network broadcast in the second quarter of 2017. These games are broadcast by the CBS Television Network every other year through 2032 under the current rights agreement with the NCAA and Turner. Content licensing and distribution revenues grew 4%, benefiting from additional series produced for third-party services.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment revenues also included higher revenues from distribution arrangements, with an offsetting increase to operating expenses, as a result of the adoption of a new revenue recognition standard in the first quarter of 2018. (See Note 12 to the consolidated financial statements.)

For the three months ended June 30, 2018, operating income increased 1%, driven by the higher revenues, partially offset by an increased investment in content and digital initiatives. Restructuring charges for the three months ended June 30, 2018 primarily reflected severance costs and costs associated with exiting contractual obligations.

Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
			Increase/(Decrease)
Entertainment	2018	2017	$	%
Revenues	$5,081	$4,531	$550	12%
Segment Operating Income	$848	$754	$94	12%
Segment Operating Income as a % of revenues	17%	17%
Restructuring charges	$6	$—	$6	n/m
Depreciation and amortization	$61	$56	$5	9%
Capital expenditures	$37	$38	$(1)	(3)%
n/m - not meaningful
For the six months ended June 30, 2018, the 12% increase in revenues mainly reflected 38% growth in affiliate and subscription fee revenues, primarily as a result of higher station affiliation fees and growth from digital initiatives including CBS All Access and virtual MVPDs. Also contributing to the revenue increase was 8% growth in advertising revenues, driven by the acquisition of Network Ten in the fourth quarter of 2017, partially offset by the absence of the National Semifinals and National Championship games of the NCAA Tournament. Content licensing and distribution revenues increased 9%, driven by growth from the international licensing of new series and the start of the license periods for previously signed renewals of contracts for library programming. Entertainment revenues also included higher revenues from distribution arrangements, with an offsetting increase to operating expenses, as a result of the adoption of a new revenue recognition standard in the first quarter of 2018. (See Note 12 to the consolidated financial statements.)

For the six months ended June 30, 2018, operating income increased 12% as a result of higher revenues, partially offset by an increased investment in content.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
			Increase/(Decrease)
Cable Networks	2018	2017	$	%
Revenues	$591	$571	$20	4%
Segment Operating Income	$256	$255	$1	—%
Segment Operating Income as a % of revenues	43%	45%
Depreciation and amortization	$5	$6	$(1)	(17)%
Capital expenditures	$3	$4	$(1)	(25)%
For the three months ended June 30, 2018, the 4% increase in revenues was driven by growth from the Showtime digital streaming subscription offering. As of June 30, 2018, subscriptions totaled approximately 25

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

million for Showtime, the Company’s premium television network, and the Showtime digital streaming subscription offering combined, 51 million for CBS Sports Network and 32 million for Smithsonian Networks.

For the three months ended June 30, 2018, operating income increased $1 million from the same prior-year period, as the higher revenues were offset by an increased investment in programming, which was driven by a higher number of original series airing on Showtime during the second quarter of 2018, including the limited series Patrick Melrose.

Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
			Increase/(Decrease)
Cable Networks	2018	2017	$	%
Revenues	$1,200	$1,114	$86	8%
Segment Operating Income	$486	$505	$(19)	(4)%
Segment Operating Income as a % of revenues	41%	45%
Depreciation and amortization	$11	$12	$(1)	(8)%
Capital expenditures	$7	$7	$—	—%
For the six months ended June 30, 2018, the 8% increase in revenues was driven by growth from the Showtime digital streaming subscription offering and the start of the license periods for previously signed renewals of contracts for Showtime original series.
For the six months ended June 30, 2018, the 4% decrease in operating income was driven by an increased investment in programming, mainly from additional original series premieres, including The Chi, Our Cartoon President and Patrick Melrose, on Showtime during the first half of 2018.
Publishing (Simon & Schuster)
Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
			Increase/(Decrease)
Publishing	2018	2017	$	%
Revenues	$207	$206	$1	—%
Segment Operating Income	$31	$29	$2	7%
Segment Operating Income as a % of revenues	15%	14%
Restructuring charges	$1	$—	$1	n/m
Depreciation and amortization	$2	$2	$—	—%
Capital expenditures	$1	$—	$1	n/m
n/m - not meaningful
For the three months ended June 30, 2018, revenues increased $1 million from the same prior-year period. Bestselling titles in the second quarter of 2018 included The Outsider by Stephen King and The Restless Wave by John McCain and Mark Salter.
For the three months ended June 30, 2018, the 7% increase in operating income was driven by the higher revenues and lower production costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
			Increase/(Decrease)
Publishing	2018	2017	$	%
Revenues	$367	$367	$—	—%
Segment Operating Income	$47	$44	$3	7%
Segment Operating Income as a % of revenues	13%	12%
Restructuring charges	$1	$—	$1	n/m
Depreciation and amortization	$3	$3	$—	—%
Capital expenditures	$2	$1	$1	100%
n/m - not meaningful
For the six months ended June 30, 2018, revenues were comparable with the same prior-year period.

For the six months ended June 30, 2018, the 7% increase in operating income reflects lower production costs.
Local Media (CBS Television Stations and CBS Local Digital Media)
Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
			Increase/(Decrease)
Local Media	2018	2017	$	%
Revenues	$420	$412	$8	2%
Segment Operating Income	$128	$128	$—	—%
Segment Operating Income as a % of revenues	30%	31%
Restructuring charges	$11	$—	$11	n/m
Depreciation and amortization	$11	$12	$(1)	(8)%
Capital expenditures	$5	$7	$(2)	(29)%
n/m - not meaningful
For the three months ended June 30, 2018, the 2% increase in revenues reflects higher retransmission revenues, which were partially offset by the absence of the National Semifinals and National Championship games of the NCAA Tournament, which were broadcast by CBS in the second quarter of 2017.

For the three months ended June 30, 2018, operating income was comparable with the same prior-year period as a result of the mix of revenues. Restructuring charges for the three months ended June 30, 2018 primarily reflected severance costs and costs associated with exiting contractual obligations.
In the second half of 2018, advertising revenues are expected to benefit from increased political advertising sales associated with the U.S. midterm elections.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
			Increase/(Decrease)
Local Media	2018	2017	$	%
Revenues	$835	$821	$14	2%
Segment Operating Income	$246	$252	$(6)	(2)%
Segment Operating Income as a % of revenues	29%	31%
Restructuring charges	$11	$—	$11	n/m
Depreciation and amortization	$22	$23	$(1)	(4)%
Capital expenditures	$9	$12	$(3)	(25)%
n/m - not meaningful
For the six months ended June 30, 2018, the 2% increase in revenues was driven by higher retransmission revenues, partially offset by lower advertising revenues, including from the absence of the National Semifinals and National Championship games of the NCAA Tournament.
For the six months ended June 30, 2018, the 2% decrease in operating income primarily reflects the mix of revenues.
Corporate
Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
			Increase/(Decrease)
Corporate	2018	2017	$	%
Segment Operating Loss	$(77)	$(73)	$(4)	(5)%
Restructuring charges	$7	$—	$7	n/m
Depreciation and amortization	$7	$9	$(2)	(22)%
Capital expenditures	$3	$6	$(3)	(50)%
n/m - not meaningful
Corporate expenses include general corporate overhead, unallocated shared company expenses, and intercompany eliminations. For the three months ended June 30, 2018, corporate expenses increased $4 million. Restructuring charges for the three months ended June 30, 2018 primarily reflected severance and other related costs.
Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
			Increase/(Decrease)
Corporate	2018	2017	$	%
Segment Operating Loss	$(152)	$(139)	$(13)	(9)%
Restructuring charges	$7	$—	$7	n/m
Depreciation and amortization	$15	$17	$(2)	(12)%
Capital expenditures	$7	$10	$(3)	(30)%
n/m - not meaningful
For the six months ended June 30, 2018, corporate expenses increased 9%, driven by higher employee-related costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financial Position
The balance sheet at June 30, 2018 is presented under ASC 606 while December 31, 2017 is presented under previous accounting guidance. See Note 12 to the consolidated financial statements for the amount by which each balance sheet line item at June 30, 2018 was impacted by the adoption of ASC 606.

	At	At	Increase/(Decrease)
	June 30, 2018	December 31, 2017	$	%
Current Assets:
Cash and cash equivalents	$252	$285	$(33)	(12)%
Receivables, net (a)	3,597	3,697	(100)	(3)
Programming and other inventory	1,876	1,828	48	3
Prepaid income taxes (b)	—	78	(78)	(100)
All other current assets (c)	323	385	(62)	(16)
Total current assets	$6,048	$6,273	$(225)	(4)%
(a) The decrease is primarily due to seasonality, partially offset by the reclassification of the sales returns reserve to “Other current liabilities” as a result of the adoption of ASC 606.
(b) The decrease reflects the timing of income tax payments.
(c) The decrease is primarily due to the timing of deposits for acquired programming.

	At	At	Increase/(Decrease)
	June 30, 2018	December 31, 2017	$	%
Other assets (a)	$2,327	$2,852	$(525)	(18)%
(a) The decrease primarily reflects lower noncurrent receivables as a result of the adoption of ASC 606.

	At	At	Increase/(Decrease)
	June 30, 2018	December 31, 2017	$	%
Current Liabilities:
Accounts payable (a)	$138	$231	$(93)	(40)%
Accrued compensation (a)	225	343	(118)	(34)
Participants’ share and royalties payable (a)	1,071	986	85	9
Program rights	369	373	(4)	(1)
Income taxes payable (b)	129	—	129	n/m
Commercial paper	370	679	(309)	(46)
All other current liabilities (c)	1,482	1,360	122	9
Total current liabilities	$3,784	$3,972	$(188)	(5)%
n/m - not meaningful
(a) The increase (decrease) reflects the timing of payments.
(b) The increase reflects the timing of income tax payments.
(c) The increase primarily reflects the reclassification of the sales returns reserve to “Other current liabilities” as a result of the adoption of ASC 606.

	At	At	Increase/(Decrease)
	June 30, 2018	December 31, 2017	$	%
Other liabilities (a)	$3,227	$3,621	$(394)	(11)%
(a) The decrease primarily reflects lower participation and residual liabilities as a result of the adoption of ASC 606.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows
The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2018	2017	Increase/(Decrease)
Net cash flow provided by (used for) operating activities from:
Continuing operations	$1,045	$909	$136
Discontinued operations	(2)	29	(31)
Net cash flow provided by operating activities	1,043	938	105
Net cash flow used for investing activities from:
Continuing operations	(160)	(139)	(21)
Discontinued operations	(23)	(13)	(10)
Net cash flow used for investing activities	(183)	(152)	(31)
Net cash flow used for financing activities	(893)	(1,229)	336
Net decrease in cash and cash equivalents	$(33)	$(443)	$410
Operating Activities. For the six months ended June 30, 2018, the increase in cash provided by operating activities from continuing operations was driven by lower cash payments for income taxes, which was partially offset by an increased investment in content, including a higher number of series produced for distribution on multiple platforms. Cash paid for income taxes decreased to $31 million for the six months ended June 30, 2018 from $272 million for the same prior-year period, primarily due to changes in federal tax law.

Investing Activities

	Six Months Ended June 30,
	2018	2017
Investments in and advances to investee companies (a)	$(71)	$(65)
Capital expenditures	(62)	(68)
Acquisitions	(29)	(21)
Other investing activities	2	15
Net cash flow used for investing activities from continuing operations	(160)	(139)
Net cash flow used for investing activities from discontinued operations	(23)	(13)
Net cash flow used for investing activities	$(183)	$(152)
(a) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
Financing Activities

	Six Months Ended June 30,
	2018	2017
Repayments of short-term debt borrowings, net	$(309)	$(187)
Repurchase of CBS Corp. Class B Common Stock	(394)	(845)
Dividends	(140)	(151)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(58)	(89)
Proceeds from exercise of stock options	22	39
All other financing activities, net	(14)	4
Net cash flow used for financing activities	$(893)	$(1,229)

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Six Months Ended
	June 30,
	2018	2017
Net cash flow provided by operating activities	$1,043	$938
Capital expenditures	(62)	(68)
Less:
Discretionary pension plan contributions, net of tax	—	(64)
Operating cash flow from discontinued operations	(2)	29
Free cash flow	$983	$905

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Repurchase of Company Stock, Cash Dividends and Contingent Stock Dividend
During the second quarter of 2018, the Company repurchased 3.8 million shares of its Class B Common Stock under its share repurchase program for $200 million, at an average cost of $52.17 per share. During the six months ended June 30, 2018, the Company repurchased 7.6 million shares of its Class B Common Stock for $400 million, at an average cost of $52.42, leaving $2.66 billion of authorization at June 30, 2018.

During the second quarter of 2018, the Company declared a quarterly cash dividend of $.18 on its Class A and Class B Common Stock, resulting in total dividends of $69 million, which were paid on July 1, 2018.
On May 17, 2018, the Company’s Board of Directors declared a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company’s Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date, contingent on Delaware court approval. The record date for the dividend would be 10 days after such Delaware court approval or on the next business day after the 10-day period. If the dividend is issued, shares outstanding and EPS for prior periods would be adjusted to reflect the issuance of additional shares resulting from the dividend. The dividend, if issued, would dilute NAI’s voting interest from approximately 79.7% at June 30, 2018 to approximately 20%. The dividend would not dilute the economic interests of any of the Company’s stockholders. See “Legal Matters” for a description of legal proceedings in the Delaware Court of Chancery.
Capital Structure
The following table sets forth the Company’s debt.

	At	At
	June 30, 2018	December 31, 2017
Commercial paper	$370	$679
Senior debt (2.30% – 7.875% due 2019 – 2045) (a)	9,430	9,426
Obligations under capital leases	50	57
Total debt	9,850	10,162
Less commercial paper	370	679
Less current portion of long-term debt	16	19
Total long-term debt, net of current portion	$9,464	$9,464
(a) At June 30, 2018 and December 31, 2017, the senior debt balances included (i) a net unamortized discount of $61 million and $65 million, respectively, (ii) unamortized deferred financing costs of $45 million and $47 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $4 million and $3 million, respectively. The face value of the Company’s senior debt was $9.54 billion at both June 30, 2018 and December 31, 2017.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $370 million and $679 million at June 30, 2018 and December 31, 2017, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.42% at June 30, 2018 and 1.88% at December 31, 2017.

Credit Facility
At June 30, 2018, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

at the end of each quarter as further described in the Credit Facility. At June 30, 2018, the Company’s Consolidated Leverage Ratio was approximately 3.0x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2018, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at June 30, 2018; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

The Company’s long-term debt obligations due over the next five years of $2.40 billion are expected to be funded by cash generated from operating activities and the Company’s ability to refinance its debt.

Legal Matters
General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows, other than with respect to In re CBS Corporation Litigation, Consol. C.A. No. 2018-0342-AGB (Del. Ch.) described below, the potential impact of which cannot be ascertained at this time. Under the Separation Agreement between the Company and Viacom Inc., the Company and Viacom Inc. have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom Inc. is named.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Litigation Involving the Company and Its Controlling Stockholder, National Amusements, Inc., Among Others, in the Delaware Court of Chancery.    On May 14, 2018, the Company and certain of the Company’s independent directors filed a lawsuit in the Delaware Court of Chancery against NAI, Ms. Shari Redstone, Mr. Sumner M. Redstone, NAI Entertainment Holdings LLC (“NAIEH”) and the Sumner M. Redstone National Amusements Trust (the “SMR Trust”). The verified complaint alleged, among other things, that NAI, Mr. Sumner M. Redstone and Ms. Shari Redstone had breached their fiduciary duties to the Company’s stockholders by abusing their control to threaten the independent corporate governance of the Company, and NAIEH and the SMR Trust had aided and abetted those breaches of fiduciary duty.

On May 16, 2018, each of NAI and NAIEH delivered to the Company a written consent purporting to immediately effect certain amendments (the “Purported Bylaw Amendments”) to the Company’s amended and restated bylaws (the “Bylaws”). The Purported Bylaw Amendments, if valid and upon becoming effective, would (1) change the vote required and otherwise restrict the ability of the Company’s Board of Directors to declare and pay any dividend upon the capital stock of the Company, (2) change the vote required and otherwise restrict the ability of the Company’s Board of Directors to adopt, amend, alter, change or repeal any provisions of the Bylaws and (3) modify, in certain respects, the Company's existing Bylaw provision providing that the Court of Chancery of the State of Delaware is the exclusive jurisdiction for certain types of corporate litigation. On May 17, 2018, the Court denied the Company’s motion for a temporary restraining order against NAI, Mr. Sumner M. Redstone, Ms. Shari Redstone, NAIEH and the SMR Trust. Also on May 17, 2018, the Company’s Board of Directors declared a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company's Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date, contingent on Delaware court approval (the “May 2018 Stock Dividend”).

On May 23, 2018, the Company and certain of the Company’s independent directors filed an amended verified complaint in the above matter. The amended verified complaint alleges, among other things, that NAI, NAIEH, Mr. Sumner M. Redstone, Ms. Shari Redstone and the SMR Trust form a controlling stockholder group and have breached their fiduciary duties to the Company’s stockholders by abusing their control to threaten the independent corporate governance of the Company and that the Purported Bylaw Amendments are invalid or were ineffective as of May 17, 2018. The amended verified complaint seeks a declaration that the May 2018 Stock Dividend is valid and permissible, a declaration that the Purported Bylaw Amendments are invalid or were ineffective as of May 17, 2018 and an injunction against any action by NAI, Mr. Sumner M. Redstone, Ms. Shari Redstone, NAIEH or the SMR Trust to interfere with the composition of the Company’s Board of Directors or to modify the Company’s governance documents before the issuance of any shares pursuant to the May 2018 Stock Dividend.
On May 29, 2018, NAI, NAIEH and Ms. Shari Redstone filed a lawsuit in the Delaware Court of Chancery against certain of the Company’s directors. NAI’s verified complaint, as amended on June 25, 2018, alleges, among other things, that the May 2018 Stock Dividend violates the Company’s bylaws and certificate of incorporation, and that the directors named as defendants had breached their fiduciary duties in approving the May 2018 Stock Dividend. The amended verified complaint seeks a declaration that the Purported Bylaw Amendments are valid, a declaration that the May 2018 Stock Dividend is invalid, an injunction against issuance and payment of the May 2018 Stock Dividend and any action by the defendants to carry out the May 2018 Stock Dividend, and other relief. On July 27, 2018, NAI filed a further amendment to its amended verified complaint. That amendment, effective as of filing, is due to become public on August 3, 2018.
On June 7, 2018, the Court consolidated the aforementioned respective lawsuits filed by the Company and certain of the Company’s independent directors and by NAI, NAIEH and Ms. Shari Redstone under the consolidated action captioned In re CBS Corporation Litigation, Consol. C.A. No. 2018-0342-AGB (Del. Ch.). On June 11, 2018, the Delaware Court of Chancery entered a scheduling order calling for a trial of the consolidated action taking place on October 3-5 and 8-9, 2018.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On May 31, 2018, Westmoreland County Employees’ Retirement System (“Westmoreland”), a purported beneficial owner of the Company’s Class B Common Stock, filed a class action complaint in the Delaware Court of Chancery against NAI, NAIEH, Mr. David R. Andelman, Mr. Robert N. Klieger and Ms. Shari Redstone, alleging breaches of contractual obligations, implied obligations and fiduciary duties to the Company’s Class B Common Stock holders in connection with the Purported Bylaw Amendments and interference with the issuance by the Company’s Board of Directors of the May 2018 Stock Dividend. Westmoreland’s complaint seeks a declaratory judgment that the Company’s certificate of incorporation authorizes the May 2018 Stock Dividend, that Westmoreland and the class are entitled to the May 2018 Stock Dividend, that the Purported Bylaw Amendments are invalid and other relief. On June 6, 2018, Westmoreland filed a motion to consolidate its lawsuit with the aforementioned actions filed by the Company and certain of its independent directors and by NAI, NAIEH and Ms. Shari Redstone. On June 11, 2018, NAI, NAIEH and Ms. Shari Redstone opposed that motion and simultaneously filed a motion to stay the lawsuit filed by Westmoreland in favor of the pending consolidated action captioned In re CBS Corporation Litigation described above. On June 20, 2018, the Delaware Court of Chancery denied both motions, but directed the Westmoreland lawsuit to proceed on the same timetable as, and to be coordinated with respect to discovery and trial with, the aforementioned consolidated action.
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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2018, the Company had pending approximately 31,750 asbestos claims, as compared with approximately 31,660 as of December 31, 2017 and 33,240 as of June 30, 2017. During the second quarter of 2018, the Company received approximately 860 new claims and closed or moved to an inactive docket approximately 710 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2017 and 2016 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $48 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
The information set forth in Note 14 to the consolidated financial statements appearing in Item 1 of Part I of this report under the caption “Litigation Involving the Company and Its Controlling Stockholder, National Amusements, Inc., Among Others, in the Delaware Court of Chancery” is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended June 30, 2018 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
April 1, 2018 - April 30, 2018	1.3	$51.12	1.3	$2,792
May 1, 2018 - May 31, 2018	1.3	$51.48	1.3	$2,723
June 1, 2018 - June 30, 2018	1.2	$54.03	1.2	$2,657
Total	3.8	$52.17	3.8	$2,657

Item 5.	Other Information.
On August 1, 2018, the Company’s Board of Directors unanimously approved the retention of two law firms to conduct an investigation of the allegations in recent press reports about the Company’s Chairman and Chief Executive Officer, CBS News and cultural issues at all levels of the Company.  To help facilitate the investigation, a Special Committee of Board members has been formed comprised of Bruce S. Gordon, Linda Griego and Robert N. Klieger.

In addition, the Board appointed Bruce S. Gordon to serve as Lead Independent Director of the Company’s Board of Directors.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
	(b)	Amended and Restated Bylaws of CBS Corporation, as purportedly amended as of May 16, 2018 (filed herewith).**
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
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.
** As described in Note 14 to the consolidated financial statements appearing in Item 1 of Part I of this report under “Legal Matters”, the Company is challenging the validity and effectiveness of the purported May 16, 2018 bylaw amendments in litigation in the Delaware Court of Chancery captioned In re CBS Corporation Litigation, Consol. C.A. No. 2018-0342-AGB (Del. Ch.).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBS CORPORATION (Registrant)

Date: August 2, 2018	/s/ Joseph R. Ianniello
Joseph R. Ianniello Chief Operating Officer

Date: August 2, 2018	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer