Form 10-Q
period 2018-09-30
CBS CORP
filed 2018-11-01
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at October 31, 2018:
Class A Common Stock, par value $.001 per share— 37,507,526
Class B Common Stock, par value $.001 per share— 336,787,717

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$3,263	$3,171	$10,490	$9,771
Costs and expenses:
Operating	1,922	1,862	6,506	5,940
Selling, general and administrative	549	525	1,605	1,520
Depreciation and amortization	56	55	168	166
Restructuring and other corporate matters (Note 3)	46	—	90	—
Total costs and expenses	2,573	2,442	8,369	7,626
Operating income	690	729	2,121	2,145
Interest expense	(115)	(116)	(349)	(336)
Interest income	12	17	43	45
Loss on early extinguishment of debt	—	(5)	—	(5)
Other items, net	(17)	(19)	(52)	(56)
Earnings from continuing operations before income taxes and equity in loss of investee companies	570	606	1,763	1,793
Provision for income taxes	(64)	(172)	(312)	(479)
Equity in loss of investee companies, net of tax	(18)	(16)	(52)	(45)
Net earnings from continuing operations	488	418	1,399	1,269
Net earnings (loss) from discontinued operations, net of tax (Note 13)	—	174	—	(871)
Net earnings	$488	$592	$1,399	$398

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$1.30	$1.04	$3.70	$3.13
Net earnings (loss) from discontinued operations	$—	$.43	$—	$(2.15)
Net earnings	$1.30	$1.48	$3.70	$.98

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$1.29	$1.03	$3.66	$3.10
Net earnings (loss) from discontinued operations	$—	$.43	$—	$(2.12)
Net earnings	$1.29	$1.46	$3.66	$.97

Weighted average number of common shares outstanding:
Basic	375	401	378	405
Diluted	379	406	382	410

Dividends per common share	$.18	$.18	$.54	$.54
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$488	$592	$1,399	$398
Other comprehensive income, net of tax:
Cumulative translation adjustments	(3)	2	(17)	4
Amortization of net actuarial loss	15	13	45	37
Total other comprehensive income, net of tax	12	15	28	41
Total comprehensive income	$500	$607	$1,427	$439
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$182	$285
Receivables, less allowances of $48 (2018) and $49 (2017)	3,697	3,697
Programming and other inventory (Note 4)	1,828	1,828
Prepaid income taxes	—	78
Prepaid expenses	137	194
Other current assets	196	191
Total current assets	6,040	6,273
Property and equipment	3,004	3,051
Less accumulated depreciation and amortization	1,782	1,771
Net property and equipment	1,222	1,280
Programming and other inventory (Note 4)	3,868	2,881
Goodwill	4,921	4,891
Intangible assets	2,650	2,666
Other assets	2,367	2,852
Total Assets	$21,068	$20,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$229	$231
Accrued compensation	256	343
Participants’ share and royalties payable	1,110	986
Program rights	406	373
Income taxes payable	68	—
Commercial paper (Note 6)	374	679
Current portion of long-term debt (Note 6)	14	19
Accrued expenses and other current liabilities	1,536	1,341
Total current liabilities	3,993	3,972
Long-term debt (Note 6)	9,465	9,464
Pension and postretirement benefit obligations	1,226	1,328
Deferred income tax liabilities, net	563	480
Other liabilities	3,307	3,621

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 38 (2018 and 2017) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 835 (2018) and 834 (2017) shares issued	1	1
Additional paid-in capital	43,668	43,797
Accumulated deficit	(17,762)	(18,900)
Accumulated other comprehensive loss (Note 8)	(634)	(662)
	25,273	24,236
Less treasury stock, at cost; 498 (2018) and 489 (2017) Class B shares	22,759	22,258
Total Stockholders’ Equity	2,514	1,978
Total Liabilities and Stockholders’ Equity	$21,068	$20,843
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net earnings	$1,399	$398
Less: Net loss from discontinued operations, net of tax	—	(871)
Net earnings from continuing operations	1,399	1,269
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	168	166
Stock-based compensation	105	129
Equity in loss of investee companies, net of tax and distributions	52	45
Change in assets and liabilities, net of investing and financing activities	(545)	(674)
Net cash flow provided by operating activities from continuing operations	1,179	935
Net cash flow provided by operating activities from discontinued operations	1	52
Net cash flow provided by operating activities	1,180	987
Investing Activities:
Investments in and advances to investee companies	(76)	(67)
Capital expenditures	(99)	(112)
Acquisitions (including acquired television library)	(29)	(258)
Proceeds from sale of investments	—	10
Proceeds from dispositions	—	11
Other investing activities	8	17
Net cash flow used for investing activities from continuing operations	(196)	(399)
Net cash flow used for investing activities from discontinued operations	(23)	(18)
Net cash flow used for investing activities	(219)	(417)
Financing Activities:
(Repayments of) proceeds from short-term debt borrowings, net	(305)	140
Proceeds from issuance of senior notes	—	889
Repayment of senior notes	—	(701)
Proceeds from debt borrowings of CBS Radio	—	40
Repayment of debt borrowings of CBS Radio	—	(23)
Payment of capital lease obligations	(12)	(13)
Payment of contingent consideration	(5)	(7)
Dividends	(208)	(224)
Purchase of Company common stock	(497)	(1,111)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(59)	(89)
Proceeds from exercise of stock options	23	81
Other financing activities	(1)	—
Net cash flow used for financing activities	(1,064)	(1,018)
Net decrease in cash and cash equivalents	(103)	(448)
Cash and cash equivalents at beginning of period (includes $24 (2017) of discontinued operations cash)	285	622
Cash and cash equivalents at end of period (includes $30 (2017) of discontinued operations cash)	$182	$174
Supplemental disclosure of cash flow information
Cash paid for interest:
Continuing operations	$406	$393
Discontinued operations	$—	$52

Cash (refunded) paid for income taxes:
Continuing operations	$(19)	$321
Discontinued operations	$(3)	$58
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business-CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, CBS Studios International, and CBS Television Distribution; Network 10; CBS Interactive; and CBS Films), Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks), Publishing (Simon & Schuster) and Local Media (CBS Television Stations and CBS Local Digital Media).

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

Revenues
Advertising Revenues-Advertising revenues are recognized when the advertising spots are aired on television or displayed on digital platforms. If there is a guarantee to deliver a targeted audience rating or number of impressions, the delivery of the advertising spots that achieve the guarantee represents the performance obligation and revenues are recognized based on the proportion of the audience rating or impressions delivered to the total guaranteed in the contract. Audience ratings and impressions are determined based on data provided by independent third-party companies. Advertising contracts, which are generally short-term, are billed monthly, with payments due shortly after the invoice date.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Program Licensing and Distribution
For licenses of internally-produced television programming, each individual episode delivered represents a separate performance obligation and revenues are recognized when the episode is made available to the licensee for exhibition and the license period has begun. For license agreements containing multiple deliverables, revenues are allocated based on the relative standalone selling price of each episode of a television series, which is based on licenses for comparable series within the marketplace. Agreements to license programming are often long term, with collection terms ranging from one to five years.

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

The performance obligation for the Company’s affiliate agreements is a license to the Company’s programming provided through the continuous delivery of live linear feeds and, for agreements with MVPDs, also includes a license to programming for video on demand viewing. Affiliate and subscription fees are recognized over the term of the agreement as the Company continuously provides its customer with the right to use its programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to the customer’s service. For agreements that provide for a fixed fee, which primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”), revenues are recognized based on the relative fair value of the content provided over the term of the agreement, which is determined based on the fair value of the network affiliate’s service and the value of the Company’s programming. For affiliate and subscription fee revenues, payments are generally due monthly.

Noncurrent Receivables-Noncurrent receivables of $1.60 billion and $1.59 billion at September 30, 2018 and January 1, 2018, respectively, are included in “Other assets” on the Company’s Consolidated Balance Sheets and primarily relate to revenues recognized under long-term television licensing arrangements.

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

Deferred revenues are primarily short term and included within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. Total deferred revenues were $259 million and $284 million at September 30, 2018 and January 1, 2018, respectively. The change in deferred revenue for the nine months ended September 30, 2018 primarily reflects $178 million of revenues recognized that were included in deferred revenues at January 1, 2018, offset by cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period.

Unrecognized Revenues Under Contract-As of September 30, 2018, unrecognized revenue attributable to unsatisfied performance obligations under the Company’s long-term contracts was $3.41 billion, of which $522 million is expected to be recognized for the remainder of 2018, $1.58 billion for 2019, $771 million for 2020, and $534 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Such amounts change on a regular basis as the Company renews existing agreements or enters into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of the Company’s advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate and subscription fee agreements and (iii) long-term licensing agreements for multiple programs for which the Company’s right to invoice corresponds with the value of the programs provided to the customer.

Net Earnings (Loss) per Common Share-Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 7 million stock options for each of the three and nine months ended September 30, 2018 and 4 million stock options for each of the three and nine months ended September 30, 2017.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Weighted average shares for basic EPS	375	401	378	405
Dilutive effect of shares issuable under stock-based compensation plans	4	5	4	5
Weighted average shares for diluted EPS	379	406	382	410
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Additional Paid-In Capital-For the nine months ended September 30, 2018 and 2017, the Company recorded dividends of $206 million and $221 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
During the first quarter of 2018, the Company adopted FASB amended guidance on the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”). This guidance requires the Company to present the service cost component of net benefit cost in the same line items on the statement of operations as other compensation costs of the related employees. All of the other components of net benefit cost are presented in the statement of operations separately from the service cost component and below the subtotal of operating income. As a result of the adoption of this guidance, the Company presented $16 million and $47 million of net benefit costs in “Other items, net” on the Consolidated Statement of Operations for the three and nine months ended September 30, 2018, respectively, representing the components of net benefit cost other than service cost. This guidance is required to be applied retrospectively and therefore, $22 million and $65 million of expenses, previously presented within operating income, have been reclassified to “Other items, net” for the three and nine months ended September 30, 2017, respectively.

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

Accounting Pronouncements Not Yet Adopted
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued guidance on the accounting for implementation costs of a cloud computing arrangement that is considered to be a service contract. This guidance requires companies to follow the guidance for capitalizing costs associated with internal-use software to determine which costs to capitalize in a cloud computing arrangement that is a service contract. The guidance also specifies the financial statement presentation for capitalized implementation costs and the related amortization, as well as required financial statement disclosures. The Company is currently evaluating the impact of this guidance, which is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.

Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amended guidance that eliminates, adds and clarifies certain disclosure requirements for defined benefit pension or other postretirement plans. The Company is currently evaluating the impact of this guidance, which is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted.

Changes to the Disclosure Requirements for Fair Value Measurements
In August 2018, the FASB issued amended guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance, which is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, is not expected to have an impact on the Company’s consolidated financial statements.

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

Leases
In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. This guidance is effective for the Company in the first quarter of 2019. The Company is currently reviewing its lease portfolio, evaluating the impact of this guidance on its consolidated balance sheet and is in the process of implementing new lease accounting software for administering its leases under the new guidance. The Company will apply the modified retrospective method of adoption as of January 1, 2019 and comparative periods will continue to be presented under existing lease guidance.
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
RSUs and PSUs	$7	$38	$86	$109
Stock options	7	6	19	20
Stock-based compensation expense, before income taxes	14	44	105	129
Related tax benefit	(3)	(17)	(26)	(50)
Stock-based compensation expense, net of tax benefit	$11	$27	$79	$79
Stock-based compensation expense for the three and nine months ended September 30, 2018 includes forfeitures of $28 million and accelerations of $6 million relating to changes in senior management, which are included in “Restructuring and other corporate matters” on the Consolidated Statements of Operations. During the nine months ended September 30, 2018, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $53.96. RSUs granted during the first nine months of 2018 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions.
During the nine months ended September 30, 2018, the Company also granted 2 million stock options with a weighted average exercise price of $54.32. Stock options granted during the first nine months of 2018 vest over a

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

four-year service period and expire eight years from the date of grant. Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model.

Total unrecognized compensation cost related to unvested RSUs at September 30, 2018 was $201 million, which is expected to be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2018 was $40 million, which is expected to be recognized over a weighted average period of 2.6 years.
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
As of September 30, 2018, the cumulative settlements for the 2018, 2017 and 2016 restructuring charges were $67 million, of which $56 million was for severance costs and $11 million was for costs associated with contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2019.

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	September 30, 2018
Entertainment	$45	$6	$(26)	$25
Cable Networks	1	—	(1)	—
Publishing	3	1	(2)	2
Local Media	14	11	(7)	18
Corporate	3	7	(4)	6
Total	$66	$25	$(40)	$51

	Balance at	2017	2017	Balance at
	December 31, 2016	Charges	Settlements	December 31, 2017
Entertainment	$17	$44	$(16)	$45
Cable Networks	4	—	(3)	1
Publishing	1	5	(3)	3
Local Media	6	12	(4)	14
Corporate	2	2	(1)	3
Total	$30	$63	$(27)	$66
During the three and nine months ended September 30, 2018, the Company recorded expenses of $46 million and $65 million, respectively, primarily for professional fees related to legal proceedings and the ongoing investigations at the Company. (See Note 14). The nine-month period also included professional fees related to the evaluation of a potential combination with Viacom Inc.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At	At
	September 30, 2018	December 31, 2017
Acquired program rights	$2,373	$2,234
Acquired television library	99	99
Internally produced programming:
Released	2,481	1,780
In process and other	680	543
Publishing, primarily finished goods	63	53
Total programming and other inventory	5,696	4,709
Less current portion	1,828	1,828
Total noncurrent programming and other inventory	$3,868	$2,881

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. Mr. David R. Andelman was a director of CBS Corp. until his resignation on September 9, 2018. Mr. Andelman serves as a director of NAI. At September 30, 2018, NAI directly or indirectly owned approximately 79.7% of CBS Corp.’s voting Class A Common Stock, and owned approximately 10.4% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corp. director Ms. Shari Redstone. Mr. Andelman also currently serves as a trustee. No member of the Company’s management is a trustee of the SMR Trust. See “Legal Matters” in Note 14 for information regarding recently settled litigation involving the foregoing parties.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $76 million and $38 million for the three months ended September 30, 2018 and 2017, respectively, and $105 million and $111 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company leases production facilities, licenses feature films and purchases advertising spots from various subsidiaries of Viacom Inc. The total amounts for these transactions were $9 million and $4 million for the three months ended September 30, 2018 and 2017, respectively, and $21 million and $13 million for the nine months ended September 30, 2018 and 2017, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at September 30, 2018 and December 31, 2017.

	At	At
	September 30, 2018	December 31, 2017
Receivables	$40	$93
Other assets (Receivables, noncurrent)	25	11
Total amounts due from Viacom	$65	$104
Other Related Parties. The Company has equity interests in two domestic television networks and several international joint ventures for television channels from which the Company earns revenues primarily by selling its television programming. Total revenues earned from sales to these joint ventures were $14 million and $5 million for the three months ended September 30, 2018 and 2017, respectively and $67 million and $54 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, total amounts due from these joint ventures were $23 million and $27 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.
6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	September 30, 2018	December 31, 2017
Commercial paper	$374	$679
Senior debt (2.30% - 7.875% due 2019 - 2045) (a)	9,433	9,426
Obligations under capital leases	46	57
Total debt	9,853	10,162
Less commercial paper	374	679
Less current portion of long-term debt	14	19
Total long-term debt, net of current portion	$9,465	$9,464
(a) At September 30, 2018 and December 31, 2017, the senior debt balances included (i) a net unamortized discount of $60 million and $65 million, respectively, (ii) unamortized deferred financing costs of $44 million and $47 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $4 million and $3 million, respectively. The face value of the Company’s senior debt was $9.54 billion at both September 30, 2018 and December 31, 2017.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At September 30, 2018, the Company classified $600 million of debt maturing in August 2019 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.
Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $374 million and $679 million at September 30, 2018 and December 31, 2017, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.41% at September 30, 2018 and 1.88% at December 31, 2017.
Credit Facility
At September 30, 2018, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2018, the Company’s Consolidated Leverage Ratio was approximately 3.0x.

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

The Credit Facility is used for general corporate purposes. At September 30, 2018, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$7	$7	$—	$—
Interest cost	38	48	3	4
Expected return on plan assets	(45)	(50)	—	—
Amortization of actuarial loss (gain) (a)	24	26	(4)	(5)
Net periodic cost	$24	$31	$(1)	$(1)

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$23	$22	$—	$—
Interest cost	112	143	11	13
Expected return on plan assets	(135)	(151)	—	—
Amortization of actuarial loss (gain) (a)	72	77	(13)	(16)
Net periodic cost	$72	$91	$(2)	$(3)
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
8) STOCKHOLDERS’ EQUITY
During the third quarter of 2018, the Company repurchased 1.8 million shares of its Class B Common Stock under its share repurchase program for $100 million, at an average cost of $55.13 per share. During the nine months ended September 30, 2018, the Company repurchased 9.4 million shares of its Class B Common Stock for $500 million, at an average cost of $52.94 per share, leaving $2.56 billion of authorization at September 30, 2018.

During the third quarter of 2018, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $68 million, which were paid on October 1, 2018. During the nine months ended September 30, 2018, the Company declared total per share cash dividends of $.54 on its Class A and Class B Common Stock, resulting in total dividends of $206 million.
On May 17, 2018, the Company’s Board of Directors voted 11 to 3 in favor of a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company’s Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date and conditioned the issuance of such dividend on Delaware court approval (the “May 2018 Stock Dividend”). In connection with the settlement agreement involving legal proceedings in the Delaware Court of Chancery, on September 9, 2018, the Board rescinded the May 2018 Stock Dividend. See “Legal Matters” in Note 14 for related information.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2017	$159	$(821)		$(662)
Other comprehensive loss before reclassifications	(17)	—		(17)
Reclassifications to net earnings	—	45	(a)	45
Net other comprehensive income (loss)	(17)	45		28
At September 30, 2018	$142	$(776)		$(634)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2016	$151	$(918)		$(767)
Other comprehensive income before reclassifications	4	—		4
Reclassifications to net earnings	—	37	(a)	37
Net other comprehensive income	4	37		41
At September 30, 2017	$155	$(881)		$(726)

(a)	Reflects amortization of net actuarial losses. See Note 7.
The net actuarial losses related to pension and other postretirement benefit plans included in other comprehensive income are net of tax provisions of $14 million and $24 million for the nine months ended September 30, 2018 and 2017, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision for income taxes, including interest and before other discrete items (a)	$120	$187	$370	$548
Impact of tax law changes (b)	(54)	—	(54)	—
Excess tax benefits from stock-based compensation (c)	—	(10)	—	(41)
Other discrete items (d)	(2)	(5)	(4)	(28)
Provision for income taxes	$64	$172	$312	$479
Effective income tax rate	11.2%	28.4%	17.7%	26.7%
(a) The lower tax provision for the three and nine months ended September 30, 2018 primarily reflects a reduction in the federal corporate income tax rate from 35% to 21% as a result of the enactment of new federal tax legislation in December 2017 (the “Tax Reform Act”).
(b) During the third quarter of 2018, in connection with the preparation of its 2017 federal tax return, the Company elected to utilize a federal tax law provision that was retroactively renewed in 2018. This tax law provision allowed the Company to immediately expense certain qualified production costs on its 2017 tax return. As a result, during the third quarter of 2018, the Company established a deferred tax liability associated with this deduction at the 2017 federal tax rate of 35%, and concurrently recorded a net tax benefit of $69 million, primarily reflecting the re-measurement of this deferred tax liability at the reduced federal corporate tax rate of 21% under the Tax Reform Act. This benefit was partially offset by a charge of $15 million to adjust the provisional amount of transition tax on cumulative foreign earnings and profits that resulted from the enactment of the Tax Reform Act in 2017. See discussion below.
(c) Reflects the difference between the tax benefit from stock-based compensation expense and the deduction on the tax return associated with the exercise of stock options and vesting of RSUs. This difference occurs because stock-based compensation expense is recorded based on the grant-date fair value of the award, whereas the tax deduction is based on the fair value on the date the stock option is exercised or the RSU vests.
(d) For the nine months ended September 30, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters.
In December 2017, the U.S. government enacted the Tax Reform Act containing significant changes to U.S. federal tax law, including a reduction in the federal corporate tax rate from 35% to 21% and a one-time transition tax on cumulative foreign earnings and profits. For the year ended December 31, 2017, the Company recorded a net provisional charge of $129 million, reflecting the estimated transition tax of $407 million on cumulative foreign earnings and profits, offset by an estimated benefit of $278 million to adjust the Company’s deferred income tax balances as a result of the reduced corporate income tax rate. The Tax Reform Act also includes a deduction for foreign derived intangible income and a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company included the tax on GILTI in its tax provision for the three and nine months ended September 30, 2018. During the third quarter of 2018, the Company recorded a charge of $15 million to adjust the provisional amount of transition tax on cumulative foreign earnings and profits. The Company will complete its analysis of the Tax Reform Act within one year from its enactment. Such analysis will include finalizing and recording any additional adjustments to provisional estimates, as well as determining whether to treat the tax on GILTI as a period cost when incurred or as a component of deferred taxes.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At September 30, 2018 and December 31, 2017, the carrying value of the Company’s senior debt was $9.43 billion and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.57 billion and $10.16 billion, respectively.

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

At September 30, 2018 and December 31, 2017, the notional amount of all foreign exchange contracts was $391 million and $410 million, respectively.
Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017	Financial Statement Account
Non-designated foreign exchange contracts	$—	$(9)	$13	$(29)	Other items, net
The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$9	$—	$9
Total Assets	$—	$9	$—	$9
Liabilities:
Deferred compensation	$—	$375	$—	$375
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$376	$—	$376

At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$5	$—	$5
Total Assets	$—	$5	$—	$5
Liabilities:
Deferred compensation	$—	$363	$—	$363
Foreign currency hedges	—	10	—	10
Total Liabilities	$—	$373	$—	$373
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Entertainment	$2,151	$1,815	$7,232	$6,346
Cable Networks	569	840	1,769	1,954
Publishing	240	228	607	595
Local Media	434	397	1,269	1,218
Corporate/Eliminations	(131)	(109)	(387)	(342)
Total Revenues	$3,263	$3,171	$10,490	$9,771

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Revenues generated between segments primarily reflect advertising sales, content licensing and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Intercompany Revenues:
Entertainment	$135	$111	$394	$348
Cable Networks	2	—	2	—
Local Media	3	4	13	10
Total Intercompany Revenues	$140	$115	$409	$358
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Segment Operating Income (Loss):
Entertainment	$377	$350	$1,225	$1,104
Cable Networks	248	296	734	801
Publishing	51	47	98	91
Local Media	124	106	370	358
Corporate	(64)	(70)	(216)	(209)
Restructuring and other corporate matters	(46)	—	(90)	—
Operating income	690	729	2,121	2,145
Interest expense	(115)	(116)	(349)	(336)
Interest income	12	17	43	45
Loss on early extinguishment of debt	—	(5)	—	(5)
Other items, net	(17)	(19)	(52)	(56)
Earnings from continuing operations before income taxes and equity in loss of investee companies	570	606	1,763	1,793
Provision for income taxes	(64)	(172)	(312)	(479)
Equity in loss of investee companies, net of tax	(18)	(16)	(52)	(45)
Net earnings from continuing operations	488	418	1,399	1,269
Net earnings (loss) from discontinued operations, net of tax	—	174	—	(871)
Net earnings	$488	$592	$1,399	$398

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation and Amortization:
Entertainment	$31	$29	$92	$85
Cable Networks	5	5	16	17
Publishing	1	2	4	5
Local Media	11	11	33	34
Corporate	8	8	23	25
Total Depreciation and Amortization	$56	$55	$168	$166

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based Compensation:
Entertainment	$17	$16	$48	$48
Cable Networks	4	3	10	9
Publishing	1	1	3	3
Local Media	3	3	9	9
Corporate (a)	(11)	21	35	60
Total Stock-based Compensation	$14	$44	$105	$129
(a) Included in the three and nine months ended September 30, 2018 are forfeitures of $28 million and accelerations of $6 million relating to changes in senior management.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Capital Expenditures:
Entertainment	$19	$25	$56	$63
Cable Networks	5	5	12	12
Publishing	2	1	4	2
Local Media	6	8	15	20
Corporate	5	5	12	15
Total Capital Expenditures	$37	$44	$99	$112

	At	At
	September 30, 2018	December 31, 2017
Assets:
Entertainment	$12,763	$12,626
Cable Networks	3,008	2,878
Publishing	1,047	906
Local Media	3,996	4,042
Corporate/Eliminations	242	378
Discontinued operations	12	13
Total Assets	$21,068	$20,843

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues by Type	2018	2017	2018	2017
Advertising	$1,263	$1,106	$4,323	$4,008
Content licensing and distribution:
Programming	693	632	2,417	2,166
Publishing	240	228	607	595
Affiliate and subscription fees	1,008	1,145	2,976	2,835
Other	59	60	167	167
Total Revenues	$3,263	$3,171	$10,490	$9,771
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
Revenues from the Company’s distribution of third-party content are now recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues, which include content licensing and distribution revenues and advertising revenues, were recognized at the net amount retained by the Company after the payment of fees to the third party. For the three and nine months ended September 30, 2018, respectively, revenues and operating expenses relating to such distribution arrangements were each $93 million and $217 million higher under ASC 606 than the amounts that would have been reported under previous accounting guidance, with no impact to operating income.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amount by which each applicable financial statement line item on the Consolidated Statement of Operations would have decreased for the three and nine months ended September 30, 2018 if license renewals were recognized under previous accounting guidance.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenues	$41	$182
Operating expenses	19	82
Operating income	22	100
Less: Provision for income taxes	5	21
Net earnings from continuing operations	$17	$79
Diluted EPS from continuing operations	$.04	$.21
In addition, the adoption of ASC 606 resulted in certain classification changes on the Consolidated Balance Sheet. The primary change is the reclassification of the sales returns reserve relating to the publishing business to “Other current liabilities.” Such amount, which was $116 million at September 30, 2018, was previously presented as a reduction to receivables.

The following table presents the amount by which each applicable financial statement line item on the Consolidated Balance Sheet at September 30, 2018 would increase (decrease) if all of the above changes resulting from the adoption of ASC 606 were presented under previous accounting guidance.

Assets
Receivables, net	$(89)
Programming and other inventory (noncurrent)	$(45)
Other assets (noncurrent receivables)	$386

Liabilities
Other current liabilities	$(141)
Deferred income tax liabilities, net	$46
Participants’ share and royalties payable	$165

Accumulated deficit	$182
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth details of net earnings (loss) from discontinued operations for the three and nine months ended September 30, 2017.

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Revenues	$300	$856
Costs and expenses:
Operating	113	307
Selling, general and administrative	120	370
Market value adjustment (a)	(100)	980
Restructuring charges (b)	—	7
Total costs and expenses	133	1,664
Operating income (loss)	167	(808)
Interest expense	(21)	(60)
Other items, net	—	(1)
Earnings (loss) from discontinued operations	146	(869)
Income tax (provision) benefit (c)	28	(2)
Net earnings (loss) from discontinued operations, net of tax	$174	$(871)
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
(c) Included in the three and nine months ended September 30, 2017 is a tax benefit of $45 million from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business.
14) COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2018, the outstanding letters of credit and surety bonds approximated $107 million and were not recorded on the Consolidated Balance Sheet.

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
Litigation Settled in September 2018 Involving the Company and Its Controlling Stockholder, National Amusements, Inc., Among Others, in the Delaware Court of Chancery. On May 14, 2018, the Company and certain of the independent directors of the Company’s Board of Directors (the “Board”) filed a lawsuit in the Delaware Court of Chancery against NAI, Ms. Shari Redstone, Mr. Sumner M. Redstone, NAI Entertainment Holdings LLC (“NAIEH”) and the Sumner M. Redstone National Amusements Trust (the “SMR Trust”) (collectively, the “NAI Parties”). The verified complaint, as amended on May 23, 2018, alleged, among other things, that NAI, Mr. Sumner M. Redstone and Ms. Shari Redstone had breached their fiduciary duties to the Company’s stockholders by abusing their control to threaten the independent corporate governance of the Company. The amended verified complaint sought a declaration that the May 2018 Stock Dividend (as defined below) was valid and permissible, a declaration that the Bylaw Amendments (as defined below) were invalid or were ineffective as of May 17, 2018 and an injunction against any action by any of the NAI Parties to interfere with the composition of the Board or to modify the Company’s governance documents before the issuance of any shares pursuant to the May 2018 Stock Dividend.

On May 16, 2018, each of NAI and NAIEH delivered to the Company a written consent to amend (the “Bylaw Amendments”) the Company’s amended and restated bylaws (the “Bylaws”). On May 17, 2018, the Board voted 11 to 3 in favor of a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company's Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date and conditioned the issuance of such dividend on Delaware court approval (the “May 2018 Stock Dividend”).

On May 29, 2018, NAI, NAIEH and Ms. Shari Redstone filed a lawsuit in the Delaware Court of Chancery against the Company and certain of the Company’s directors. NAI’s verified complaint, as amended on June 25, 2018 and July 27, 2018, alleged, among other things, that the May 2018 Stock Dividend violated the Company’s bylaws and certificate of incorporation, and that the directors named as defendants had breached their fiduciary duties in approving the May 2018 Stock Dividend. The amended verified complaint sought a declaration that the Bylaw Amendments were valid, a declaration that the May 2018 Stock Dividend was invalid, an injunction against issuance and payment of the May 2018 Stock Dividend and any action by the defendants to carry out the May 2018 Stock Dividend, and other relief.
On June 7, 2018, the Court consolidated the aforementioned lawsuits under the consolidated action captioned In re CBS Corporation Litigation, Consol. C.A. No. 2018-0342-AGB (Del. Ch.) (the “consolidated action”).
On May 31, 2018, Westmoreland County Employees’ Retirement System (“Westmoreland”), a purported beneficial owner of the Company’s Class B Common Stock, filed a class action complaint in the Delaware Court of Chancery against NAI, NAIEH, Mr. David R. Andelman, Mr. Robert N. Klieger and Ms. Shari Redstone (the “Westmoreland lawsuit”), which alleged breaches of contractual obligations, implied obligations and fiduciary duties to the Company’s Class B Common Stock holders in connection with the Bylaw Amendments and interference with the issuance by the Board of the May 2018 Stock Dividend. Westmoreland’s complaint sought a declaratory judgment that the Company’s certificate of incorporation authorized the May 2018 Stock Dividend, that Westmoreland and the class were entitled to the May 2018 Stock Dividend, and that the Bylaw Amendments were invalid, as well as other relief. On September 14, 2018, the Delaware Court of Chancery entered a stipulation agreed to by the parties whereby the Westmoreland lawsuit was dismissed without prejudice as moot and the Court retained jurisdiction to consider any application for attorneys’ fees and expenses submitted by Westmoreland or its counsel.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

On September 9, 2018, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with NAI, NAIEH, the SMR Trust, Mr. Sumner M. Redstone, Ms. Shari Redstone and the other then members of the Board, among other parties. Pursuant to the Settlement Agreement, among other matters, the parties dismissed with prejudice all claims in the consolidated action. The Settlement Agreement includes mutual releases and covenants not to sue among the parties with respect to NAI’s and NAIEH’s investment in the Company, including the claims asserted in such action, subject to certain exceptions, and the Company has agreed to indemnify, and reimburse expenses of, certain parties, on the terms set forth in the Settlement Agreement, including with respect to the consolidated action and the defendants in the Westmoreland lawsuit. In connection with the Settlement Agreement, the Board rescinded the May 2018 Stock Dividend. In addition, NAI and NAIEH took action by written consent to amend the Company’s amended and restated bylaws.

Investigations and Related Matters. As announced on August 1, 2018, the Board has retained two law firms to conduct a full investigation of the allegations in recent press reports about the Company’s former Chairman of the Board, President and Chief Executive Officer, Mr. Leslie Moonves, CBS News and cultural issues at all levels of the Company. This investigation is ongoing. The Company has received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office has also requested information about these matters. The Company may receive additional related regulatory and investigative inquiries from these and other entities in the future. The Company is cooperating with the ongoing investigation and related inquiries.

On August 27, 2018, Gene Samit, individually and on behalf of others similarly situated, filed a putative class action suit in the United States District Court for the Southern District of New York against the Company, its former Chairman of the Board, President and Chief Executive Officer and its then Chief Operating Officer, who has been appointed as the Company’s President and Acting Chief Executive Officer. This action is stated to be on behalf of a class of persons who acquired the Company’s securities between February 14, 2014 and July 27, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws by allegedly making materially false and misleading statements or failing to disclose material information, as well as costs and expenses, and seeks remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On October 1, 2018, John Lantz, individually and on behalf of others similarly situated, filed a putative class action suit in the United States District Court for the Southern District of New York against the Company, certain current and former senior executives and the members of the Board immediately prior to September 9, 2018. This action is stated to be on behalf of purchasers of the Company’s Class A Common Stock and Class B Common Stock between November 3, 2017 and July 27, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws by allegedly making materially false and misleading statements or failing to disclose material information, as well as costs and expenses, and seeks remedies under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

Separation Agreement. On September 9, 2018, the Company entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Leslie Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of the Company. Pursuant to the Separation Agreement, the Company will contribute the aggregate amount of $20 million to one or more charitable organizations that support the #MeToo movement and equality for women in the workplace, which organizations are mutually agreed by the Company and Mr. Moonves. The Company has recorded the contribution of $20 million in “Restructuring and other corporate matters” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2018. In October 2018, the Company also contributed $120 million to a grantor trust. In the event the Board determines that the Company is entitled to terminate Mr. Moonves’s employment for cause

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

under his employment agreement and Mr. Moonves does not demand arbitration with respect to such determination, the assets of the grantor trust will be distributed to the Company and the Company will have no further obligations to Mr. Moonves. Any dispute related to the Board’s determination is subject to binding arbitration as set forth in the Separation Agreement. In the event of arbitration, the assets of the grantor trust will also be distributed to the Company upon a final determination in the arbitration that the Company was entitled to terminate Mr. Moonves’s employment for cause. The Board will make a determination whether the Company has grounds to terminate the employment of Mr. Moonves for cause under his employment agreement within thirty days following completion of the final report of the independent investigators in the ongoing internal investigation described above, but in no event later than January 31, 2019. In the event that the Board determines that the Company is not entitled to terminate Mr. Moonves’s employment for cause, or in the event of a final determination in arbitration that the Company is not entitled to terminate Mr. Moonves’s employment for cause, the assets of the grantor trust will be distributed to Mr. Moonves. The Company is currently unable to determine the amount of any such contingent distribution to Mr. Moonves and, accordingly, no accrual has been made in the Company’s consolidated financial statements.
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
Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2018, the Company had pending approximately 31,500 asbestos claims, as compared with approximately 31,660 as of December 31, 2017 and 32,760 as of September 30, 2017. During the third quarter of 2018, the Company received approximately 770 new claims and closed or moved to an inactive docket approximately 1,020 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2017 and 2016 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $48 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.
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

	Statement of Operations
	For the Three Months Ended September 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$47	$2	$3,214	$—	$3,263
Costs and expenses:
Operating	25	1	1,896	—	1,922
Selling, general and administrative	11	58	480	—	549
Depreciation and amortization	1	5	50	—	56
Restructuring and other corporate matters	—	46	—	—	46
Total costs and expenses	37	110	2,426	—	2,573
Operating income (loss)	10	(108)	788	—	690
Interest (expense) income, net	(133)	(130)	160	—	(103)
Other items, net	(7)	(4)	(6)	—	(17)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(130)	(242)	942	—	570
Benefit (provision) for income taxes	27	50	(141)	—	(64)
Equity in earnings (loss) of investee companies, net of tax	591	410	(18)	(1,001)	(18)
Net earnings	$488	$218	$783	$(1,001)	$488
Total comprehensive income	$500	$219	$781	$(1,000)	$500

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$134	$7	$10,349	$—	$10,490
Costs and expenses:
Operating	73	3	6,430	—	6,506
Selling, general and administrative	36	190	1,379	—	1,605
Depreciation and amortization	3	16	149	—	168
Restructuring and other corporate matters	—	71	19	—	90
Total costs and expenses	112	280	7,977	—	8,369
Operating income (loss)	22	(273)	2,372	—	2,121
Interest (expense) income, net	(396)	(378)	468	—	(306)
Other items, net	(23)	8	(37)	—	(52)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(397)	(643)	2,803	—	1,763
Benefit (provision) for income taxes	82	133	(527)	—	(312)
Equity in earnings (loss) of investee companies, net of tax	1,714	1,166	(52)	(2,880)	(52)
Net earnings	$1,399	$656	$2,224	$(2,880)	$1,399
Total comprehensive income	$1,427	$659	$2,205	$(2,864)	$1,427

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended September 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$40	$3	$3,128	$—	$3,171
Costs and expenses:
Operating	23	1	1,838	—	1,862
Selling, general and administrative	13	59	453	—	525
Depreciation and amortization	1	6	48	—	55
Total costs and expenses	37	66	2,339	—	2,442
Operating income (loss)	3	(63)	789	—	729
Interest (expense) income, net	(129)	(123)	153	—	(99)
Loss on early extinguishment of debt	(5)	—	—	—	(5)
Other items, net	(9)	(11)	1	—	(19)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(140)	(197)	943	—	606
Benefit (provision) for income taxes	43	62	(277)	—	(172)
Equity in earnings (loss) of investee companies, net of tax	689	369	(16)	(1,058)	(16)
Net earnings from continuing operations	592	234	650	(1,058)	418
Net earnings from discontinued operations, net of tax	—	—	174	—	174
Net earnings	$592	$234	$824	$(1,058)	$592
Total comprehensive income	$607	$229	$830	$(1,059)	$607

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$124	$8	$9,639	$—	$9,771
Costs and expenses:
Operating	69	4	5,867	—	5,940
Selling, general and administrative	37	185	1,298	—	1,520
Depreciation and amortization	3	18	145	—	166
Total costs and expenses	109	207	7,310	—	7,626
Operating income (loss)	15	(199)	2,329	—	2,145
Interest (expense) income, net	(378)	(360)	447	—	(291)
Loss on early extinguishment of debt	(5)	—	—	—	(5)
Other items, net	(27)	(42)	13	—	(56)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(395)	(601)	2,789	—	1,793
Benefit (provision) for income taxes	120	184	(783)	—	(479)
Equity in earnings (loss) of investee companies, net of tax	673	1,062	(45)	(1,735)	(45)
Net earnings from continuing operations	398	645	1,961	(1,735)	1,269
Net loss from discontinued operations, net of tax	—	—	(871)	—	(871)
Net earnings	$398	$645	$1,090	$(1,735)	$398
Total comprehensive income	$439	$633	$1,111	$(1,744)	$439

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At September 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$62	$—	$120	$—	$182
Receivables, net	21	1	3,675	—	3,697
Programming and other inventory	2	2	1,824	—	1,828
Prepaid expenses and other current assets	16	31	323	(37)	333
Total current assets	101	34	5,942	(37)	6,040
Property and equipment	34	220	2,750	—	3,004
Less accumulated depreciation and amortization	17	179	1,586	—	1,782
Net property and equipment	17	41	1,164	—	1,222
Programming and other inventory	6	5	3,857	—	3,868
Goodwill	98	62	4,761	—	4,921
Intangible assets	—	—	2,650	—	2,650
Investments in consolidated subsidiaries	47,000	16,332	—	(63,332)	—
Other assets	160	5	2,202	—	2,367
Intercompany	—	758	31,330	(32,088)	—
Total Assets	$47,382	$17,237	$51,906	$(95,457)	$21,068
Liabilities and Stockholders’ Equity
Accounts payable	$5	$2	$222	$—	$229
Participants’ share and royalties payable	—	—	1,110	—	1,110
Program rights	3	2	401	—	406
Commercial paper	374	—	—	—	374
Current portion of long-term debt	2	—	12	—	14
Accrued expenses and other current liabilities	356	282	1,259	(37)	1,860
Total current liabilities	740	286	3,004	(37)	3,993
Long-term debt	9,385	—	80	—	9,465
Other liabilities	2,655	225	2,216	—	5,096
Intercompany	32,088	—	—	(32,088)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,668	—	60,894	(60,894)	43,668
Retained earnings (accumulated deficit)	(17,762)	16,914	(10,262)	(6,652)	(17,762)
Accumulated other comprehensive income (loss)	(634)	20	58	(78)	(634)
	25,273	17,057	51,406	(68,463)	25,273
Less treasury stock, at cost	22,759	331	4,800	(5,131)	22,759
Total Stockholders’ Equity	2,514	16,726	46,606	(63,332)	2,514
Total Liabilities and Stockholders’ Equity	$47,382	$17,237	$51,906	$(95,457)	$21,068

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(357)	$(183)	$1,720	$—	$1,180
Investing Activities:
Investments in and advances to investee companies	—	—	(76)	—	(76)
Capital expenditures	—	(12)	(87)	—	(99)
Acquisitions	—	—	(29)	—	(29)
Other investing activities	8	—	—	—	8
Net cash flow provided by (used for) investing activities from continuing operations	8	(12)	(192)	—	(196)
Net cash flow used for investing activities from discontinued operations	(23)	—	—	—	(23)
Net cash flow used for investing activities	(15)	(12)	(192)	—	(219)
Financing Activities:
Repayments of short-term debt borrowings, net	(305)	—	—	—	(305)
Payment of capital lease obligations	—	—	(12)	—	(12)
Payment of contingent consideration	—	—	(5)	—	(5)
Dividends	(208)	—	—	—	(208)
Purchase of Company common stock	(497)	—	—	—	(497)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(59)	—	—	—	(59)
Proceeds from exercise of stock options	23	—	—	—	23
Other financing activities	(1)	—	—	—	(1)
Increase (decrease) in intercompany payables	1,308	195	(1,503)	—	—
Net cash flow provided by (used for) financing activities	261	195	(1,520)	—	(1,064)
Net (decrease) increase in cash and cash equivalents	(111)	—	8	—	(103)
Cash and cash equivalents at beginning of period	173	—	112	—	285
Cash and cash equivalents at end of period	$62	$—	$120	$—	$182

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(851)	$(180)	$2,018	$—	$987
Investing Activities:
Investments in and advances to investee companies	—	—	(67)	—	(67)
Capital expenditures	—	(15)	(97)	—	(112)
Acquisitions (including acquired television library)	—	—	(258)	—	(258)
Proceeds from sale of investments	—	—	10	—	10
Proceeds from dispositions	—	—	11	—	11
Other investing activities	17	—	—	—	17
Net cash flow provided by (used for) investing activities from continuing operations	17	(15)	(401)	—	(399)
Net cash flow provided by (used for) investing activities from discontinued operations	1	(4)	(15)	—	(18)
Net cash flow provided by (used for) investing activities	18	(19)	(416)	—	(417)
Financing Activities:
Proceeds from short-term debt borrowings, net	140	—	—	—	140
Proceeds from issuance of senior notes	889	—	—	—	889
Repayment of senior notes	(701)	—	—	—	(701)
Proceeds from debt borrowings of CBS Radio	—	—	40	—	40
Repayment of debt borrowings of CBS Radio	—	—	(23)	—	(23)
Payment of capital lease obligations	—	—	(13)	—	(13)
Payment of contingent consideration	—	—	(7)	—	(7)
Dividends	(224)	—	—	—	(224)
Purchase of Company common stock	(1,111)	—	—	—	(1,111)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	—	—	—	(89)
Proceeds from exercise of stock options	81	—	—	—	81
Increase (decrease) in intercompany payables	1,545	199	(1,744)	—	—
Net cash flow (used for) provided by financing activities	530	199	(1,747)	—	(1,018)
Net decrease in cash and cash equivalents	(303)	—	(145)	—	(448)
Cash and cash equivalents at beginning of period (includes $24 million of discontinued operations cash)	321	—	301	—	622
Cash and cash equivalents at end of period (includes $30 million of discontinued operations cash)	$18	$—	$156	$—	$174

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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

Operational Highlights - Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

Consolidated results of operations			Increase/(Decrease)
Three Months Ended September 30,	2018	2017	$	%
GAAP:
Revenues	$3,263	$3,171	$92	3%
Operating income	$690	$729	$(39)	(5)%
Net earnings from continuing operations	$488	$418	$70	17%
Net earnings	$488	$592	$(104)	(18)%
Diluted EPS from continuing operations	$1.29	$1.03	$.26	25%
Diluted EPS	$1.29	$1.46	$(.17)	(12)%

Non-GAAP: (a)
Adjusted operating income	$736	$729	$7	1%
Adjusted net earnings from continuing operations	$469	$421	$48	11%
Adjusted net earnings	$469	$450	$19	4%
Adjusted diluted EPS from continuing operations	$1.24	$1.04	$.20	19%
Adjusted diluted EPS	$1.24	$1.11	$.13	12%
(a) See page 42 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
Revenues increased 3% for the three months ended September 30, 2018 and were impacted by several noncomparable items including Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in the third quarter of 2017 and the Company’s acquisition of Network 10 in the fourth quarter of 2017. Together these noncomparable items reduced the revenue growth by five percentage points. Underlying revenue growth was led by 79% growth from digital initiatives, which include the Company’s owned streaming subscription services and virtual MVPDs, 15% higher station affiliation fees and retransmission revenues, and higher political advertising sales as a result of the 2018 midterm elections. Also contributing to the revenue growth were content licensing and distribution revenues, which grew 8%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating income for the three months ended September 30, 2018 decreased 5% and included costs relating to corporate matters that affected the comparability of results. Adjusted operating income increased 1% from the three months ended September 30, 2017 reflecting the revenue growth partially offset by an increased investment in content, including a higher number of series produced for distribution on multiple platforms, including third-party services, and the expansion of the Company’s digital initiatives.

Net earnings from continuing operations for the three months ended September 30, 2018 increased 17% from the same prior-year period and included a net tax benefit resulting from tax law changes. Adjusted net earnings from continuing operations increased 11%, driven by a lower effective income tax rate in 2018 resulting from the enactment of new federal tax legislation in December 2017. Net earnings for the three months ended September 30, 2018 was $488 million, or $1.29 per diluted share, compared with $592 million, or $1.46 per diluted share, for the three months ended September 30, 2017, which included, in discontinued operations, a noncash gain to adjust the carrying value of CBS Radio Inc. (“CBS Radio”). Adjusted diluted earnings per share (“EPS”) increased 12% as a result of higher adjusted earnings and lower weighted average shares outstanding. Adjusted operating income, adjusted net earnings from continuing operations and adjusted diluted EPS are non-GAAP financial measures. See page 42 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

Operational Highlights - Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

Consolidated results of operations			Increase/(Decrease)
Nine Months Ended September 30,	2018	2017	$	%
GAAP:
Revenues	$10,490	$9,771	$719	7%
Operating income	$2,121	$2,145	$(24)	(1)%
Net earnings from continuing operations	$1,399	$1,269	$130	10%
Net earnings	$1,399	$398	$1,001	n/m
Diluted EPS from continuing operations	$3.66	$3.10	$.56	18%
Diluted EPS	$3.66	$.97	$2.69	n/m

Non-GAAP: (a)
Adjusted operating income	$2,211	$2,145	$66	3%
Adjusted net earnings from continuing operations	$1,414	$1,250	$164	13%
Adjusted net earnings	$1,414	$1,318	$96	7%
Adjusted diluted EPS from continuing operations	$3.70	$3.05	$.65	21%
Adjusted diluted EPS	$3.70	$3.21	$.49	15%
n/m - not meaningful
(a) See page 43 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.
For the nine months ended September 30, 2018, revenues increased 7% reflecting growth across each of the Company’s main revenue streams. Advertising revenues increased 8%, primarily driven by the Company’s acquisition of Network 10 in the fourth quarter of 2017 and higher political advertising sales, partially offset by the absence of the National Semifinals and National Championship games of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which the CBS Television Network broadcast in the second quarter of 2017 and Turner Broadcasting System, Inc. (“Turner”) broadcast in 2018. Content licensing and distribution revenues grew 10%, mainly as a result of growth from domestic and international licensing, including the start of the license periods for previously signed renewals of contracts for library programming. Content licensing and distribution revenues and advertising revenues also included higher revenues as a result of the adoption of a new revenue recognition standard in 2018, which resulted in revenues from the distribution of third-party content now being

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

recognized based on the gross amount of consideration received from the customer, with an offsetting increase to participation expenses (see “Adoption of New Revenue Standard”). Affiliate and subscription fees increased 5%, led by 22% higher station affiliation fees and retransmission revenues, as well as 77% growth from digital initiatives, including the Company’s owned streaming subscription services and virtual MVPDs. These increases were partially offset by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in the third quarter of 2017.

Operating income for the nine months ended September 30, 2018 decreased 1% from the same prior-year period and included costs for restructuring and other corporate matters that affected the comparability of results. Adjusted operating income increased 3%, reflecting the revenue growth, which was partially offset by an increased investment in content and digital initiatives.

Net earnings from continuing operations for the nine months ended September 30, 2018 increased 10%. Adjusted net earnings from continuing operations increased 13%, driven by the higher adjusted operating income and a lower effective income tax rate in 2018. Net earnings for the nine months ended September 30, 2018 was $1.40 billion, or $3.66 per diluted share, compared with $398 million, or $.97 per diluted share, for the nine months ended September 30, 2017 which included, in discontinued operations, a noncash charge to adjust the carrying value of CBS Radio. Adjusted diluted EPS increased 15% as a result of higher earnings and lower weighted average shares outstanding. Adjusted operating income, adjusted net earnings from continuing operations and adjusted diluted EPS are non-GAAP financial measures. See page 43 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company generated operating cash flow from continuing operations of $1.18 billion for the nine months ended September 30, 2018 compared with $935 million for the nine months ended September 30, 2017. Free cash flow for the nine months ended September 30, 2018 was $1.08 billion compared with $823 million for the same prior-year period. These increases primarily reflect lower cash payments for income taxes and growth in affiliate and subscription fees, which were partially offset by an increased investment in content, including a higher number of series produced for distribution on multiple platforms. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow and Adjusted Free Cash Flow” on pages 60 - 61 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Corporate Transitions

As announced on August 1, 2018, the Company’s Board of Directors (the “Board”) has retained two law firms to conduct a full investigation of the allegations in recent press reports about the Company’s former Chairman of the Board, President and Chief Executive Officer, Mr. Leslie Moonves, CBS News and cultural issues at all levels of the Company. This investigation is ongoing. On September 9, 2018, the Company entered into a separation and settlement agreement and releases with Mr. Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of the Company. On September 9, 2018, effective upon Mr. Moonves’s separation from the Company, the Company appointed its then Chief Operating Officer, Mr. Joseph R. Ianniello, as President and Acting Chief Executive Officer of the Company. In October 2018, the Company announced the appointments of David Nevins as Chief Creative Officer, and Christina Spade as Executive Vice President, Chief Financial Officer. Further, pursuant to a settlement and release agreement regarding the dismissal of all claims in the legal proceedings involving the Company and its controlling stockholder, National Amusements, Inc. (“NAI”), among others (the “Settlement Agreement”), on September 9, 2018, seven members of the Board resigned and the Board appointed six new members to the Board. Subsequently, on September 23, 2018, two directors who had served as members of the Board prior to September 9, 2018

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

resigned to pursue other interests, and, on October 21, 2018, another director resigned for health related reasons. The outcomes of investigations and any related legal proceedings, which are inherently unpredictable, and any associated costs, and the uncertainties arising from the transitions involving the Company’s senior executives and members of its Board, may have an adverse effect on the Company’s business. See “Legal Matters” for a description of the agreements and investigations and related legal proceedings referred to above.

Share Repurchases, Cash Dividends and Contingent Stock Dividend

During the third quarter of 2018, the Company repurchased 1.8 million shares of its Class B Common Stock under its share repurchase program for $100 million, at an average cost of $55.13 per share. During the nine months ended September 30, 2018, the Company repurchased 9.4 million shares of its Class B Common Stock for $500 million, at an average cost of $52.94 per share, leaving $2.56 billion of authorization at September 30, 2018.

During the third quarter of 2018, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $68 million, which were paid on October 1, 2018. During the nine months ended September 30, 2018, the Company declared total per share cash dividends of $.54 on its Class A and Class B Common Stock, resulting in total dividends of $206 million.

On May 17, 2018, the Board voted 11 to 3 in favor of a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company’s Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date and conditioned the issuance of such dividend on Delaware court approval (the “May 2018 Stock Dividend”). In connection with the Settlement Agreement, on September 9, 2018, the Board rescinded the May 2018 Stock Dividend. See “Legal Matters” for related information.
Adoption of New Revenue Standard

During the first quarter of 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606 (“ASC 606”) on the recognition of revenues which primarily resulted in two changes to the Company’s revenue recognition policies.

•	Revenues from Distribution Arrangements
Revenues from the Company’s distribution of third-party content are now recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues, which include content licensing and distribution revenues and advertising revenues, were recognized at the net amount retained by the Company after the payment of fees to the third party. For the three and nine months ended September 30, 2018, respectively, revenues and operating expenses relating to such distribution arrangements were each $93 million and $217 million higher under ASC 606 than the amounts that would have been reported under previous accounting guidance, with no impact to operating income.

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
The Company applied the modified retrospective method of adoption and therefore, prior periods continue to be presented under previous accounting guidance. The following tables present the Company’s revenues, operating income, net earnings from continuing operations, and diluted EPS from continuing operations, as well as the corresponding year-over-year comparisons, as if results for the three and nine months ended September 30, 2017 were recognized under ASC 606. These amounts are non-GAAP financial measures and are reconciled below to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results for 2017 under ASC 606 is relevant and useful for investors because it allows investors to view results for 2017 on a basis consistent with the 2018 presentation, and makes it easier to compare the Company’s year-over-year results.

	Three Months Ended September 30,
		2017				2018 Reported vs.
	2018 Reported	Reported	ASC 606 Adjustments	Under ASC 606		2017 Reported	2017 Under ASC 606
Revenues	$3,263	$3,171	$40	$3,211		3%	2%

Operating income	$690	$729	$(14)	$715		(5)%	(3)%

Net earnings from continuing operations	$488	$418	$(10)	$408		17%	20%

Diluted EPS from continuing operations	$1.29	$1.03	$(.02)	$1.00	(a)	25%	29%
(a) Amount does not sum as a result of rounding.

	Nine Months Ended September 30,
		2017			2018 Reported vs.
	2018 Reported	Reported	ASC 606 Adjustments	Under ASC 606	2017 Reported	2017 Under ASC 606
Revenues	$10,490	$9,771	$173	$9,944	7%	5%

Operating income	$2,121	$2,145	$(4)	$2,141	(1)%	(1)%

Net earnings from continuing operations	$1,399	$1,269	$(3)	$1,266	10%	11%

Diluted EPS from continuing operations	$3.66	$3.10	$(.01)	$3.09	18%	18%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
Results for the three and nine months ended September 30, 2018 and 2017 included discrete items that were not part of the normal course of operations. The following tables present non-GAAP financial measures, which exclude the impact of these discrete items, reconciled to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

	Three Months Ended September 30, 2018
	Reported	Corporate Matters (a)	Tax Item (b)	Adjusted
Operating income	$690	$46	—	$736
Interest expense	(115)	—	—	(115)
Interest income	12	—	—	12
Other items, net	(17)	—	—	(17)
Earnings before income taxes	570	46	—	616
Provision for income taxes	(64)	(11)	(54)	(129)
Equity in loss of investee companies, net of tax	(18)	—	—	(18)
Net earnings	$488	$35	$(54)	$469
Diluted EPS	$1.29	$.09	$(.14)	$1.24
(a) Primarily reflects professional fees of $45 million ($34 million, net of tax) related to legal proceedings and the ongoing investigations at the Company. This amount also includes a contribution of $20 million ($15 million, net of tax) to organizations dedicated to fostering safe and equitable work environments, offset by a reversal of incentive compensation relating to prior periods of $19 million ($14 million, net of tax) as a result of changes in senior management (See “Legal Matters”).
(b) Reflects a net tax benefit associated with changes in tax law (See “Provision for Income Taxes”).

	Three Months Ended September 30, 2017
	Reported	Extinguishment of Debt	Discontinued Operations Items (a)	Adjusted
Operating income	$729	$—	$—	$729
Interest expense	(116)	—	—	(116)
Interest income	17	—	—	17
Loss on early extinguishment of debt	(5)	5	—	—
Other items, net	(19)	—	—	(19)
Earnings from continuing operations before income taxes	606	5	—	611
Provision for income taxes	(172)	(2)	—	(174)
Equity in loss of investee companies, net of tax	(16)	—	—	(16)
Net earnings from continuing operations	418	3	—	421
Net earnings from discontinued operations, net of tax	174	—	(145)	29
Net earnings	$592	$3	$(145)	$450
Diluted EPS from continuing operations	$1.03	$.01	$—	$1.04
Diluted EPS	$1.46	$.01	$(.36)	$1.11
(a) Reflects a noncash gain of $100 million to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom Communications Corp. (“Entercom”) and a tax benefit of $45 million from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2018
	Reported	Restructuring and Other Corporate Matters (a)	Tax Item (b)	Adjusted
Operating income	$2,121	$90	—	$2,211
Interest expense	(349)	—	—	(349)
Interest income	43	—	—	43
Other items, net	(52)	—	—	(52)
Earnings before income taxes	1,763	90	—	1,853
Provision for income taxes	(312)	(21)	(54)	(387)
Equity in loss of investee companies, net of tax	(52)	—	—	(52)
Net earnings	$1,399	$69	$(54)	$1,414
Diluted EPS	$3.66	$.18	$(.14)	$3.70
(a) Primarily reflects restructuring charges of $25 million ($19 million, net of tax) and professional fees of $64 million ($49 million, net of tax) related to legal proceedings, the ongoing investigations at the Company and the evaluation of a potential combination with Viacom Inc. This amount also includes a contribution of $20 million ($15 million, net of tax) to organizations dedicated to fostering safe and equitable work environments, offset by a reversal of incentive compensation relating to prior periods of $19 million ($14 million, net of tax) as a result of changes in senior management (See “Legal Matters”).
(b) Reflects a net tax benefit associated with changes in tax law (See “Provision for Income Taxes”).

	Nine Months Ended September 30, 2017
	Reported	Extinguishment of Debt	Tax Items (a)	Discontinued Operations Items (b)	Adjusted
Operating income	$2,145	$—	$—	$—	$2,145
Interest expense	(336)	—	—	—	(336)
Interest income	45	—	—	—	45
Loss on early extinguishment of debt	(5)	5	—	—	—
Other items, net	(56)	—	—	—	(56)
Earnings from continuing operations before income taxes	1,793	5	—	—	1,798
Provision for income taxes	(479)	(2)	(22)	—	(503)
Equity in loss of investee companies, net of tax	(45)	—	—	—	(45)
Net earnings from continuing operations	1,269	3	(22)	—	1,250
Net earnings (loss) from discontinued operations, net of tax	(871)	—	—	939	68
Net earnings	$398	$3	$(22)	$939	$1,318
Diluted EPS from continuing operations	$3.10	$.01	$(.05)	$—	$3.05
Diluted EPS	$.97	$.01	$(.05)	$2.29	$3.21
(a) Reflects a tax benefit in the first quarter of 2017 from the resolution of certain state income tax matters.
(b) Reflects a noncash charge of $980 million to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom; a restructuring charge of $7 million ($4 million, net of tax) at CBS Radio; and a tax benefit of $45 million from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2018 versus Three and Nine Months Ended September 30, 2017
Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2018		2017		$	%
Advertising	$1,263	39%	$1,106	35%	$157	14%
Content licensing and distribution	933	28	860	27	73	8
Affiliate and subscription fees	1,008	31	1,145	36	(137)	(12)
Other	59	2	60	2	(1)	(2)
Total Revenues	$3,263	100%	$3,171	100%	$92	3%

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2018		2017		$	%
Advertising	$4,323	41%	$4,008	41%	$315	8%
Content licensing and distribution	3,024	29	2,761	28	263	10
Affiliate and subscription fees	2,976	28	2,835	29	141	5
Other	167	2	167	2	—	—
Total Revenues	$10,490	100%	$9,771	100%	$719	7%
Advertising
For the three and nine months ended September 30, 2018, advertising revenues increased 14% and 8%, respectively, driven by the Company’s acquisition of Network 10 in the fourth quarter of 2017 and higher political advertising sales associated with the U.S. midterm elections. Advertising revenues for 2018 also benefited from higher revenues from the distribution of third-party content, resulting from such revenues now being recognized at the gross amount of consideration received from the customer, with an offsetting increase to operating expenses, as a result of the adoption of a new revenue recognition standard (see “Adoption of New Revenue Standard”). Under previous guidance such distribution revenues were recognized at the net amount retained by the Company after the payment of fees to the third party. For the nine-month period, these increases were partially offset by the absence of the National Semifinals and National Championship games of the NCAA Tournament, which the CBS Television Network broadcast in the second quarter of 2017 and Turner broadcast in 2018. The National Semifinals and National Championship games of the NCAA Tournament are broadcast by the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner. For the three and nine months ended September 30, 2018 underlying CBS Television Network advertising was comparable with the same prior-year periods.

During the fourth quarter of 2018, advertising revenues are expected to continue to benefit from the acquisition of Network 10 and political advertising spending associated with the U.S. midterm elections. Additionally, the CBS Television Network’s upfront advertising sales for the 2018/2019 television broadcast season, which runs from the middle of September 2018 through the middle of September 2019, resulted in pricing and volume increases compared with the prior broadcast season, which are expected to benefit the Company’s advertising revenues during the 2018/2019 broadcast season. However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the first nine months of 2018, compared to the same period in 2017, the Company has experienced lower ratings, which was offset by higher pricing. Additionally, the comparison in the fourth quarter of 2018 will be impacted by the absence of CBS’s broadcast of four Thursday Night Football games in 2017. However, this will result in an improvement in the Company’s operating income margin.

Content Licensing and Distribution
For the three and nine months ended September 30, 2018, content licensing and distribution revenues increased 8% and 10%, respectively, benefiting from higher revenues from the distribution of third-party content, resulting from such revenues now being recognized at the gross amount of consideration received from the customer, with an offsetting increase to participation expense, as a result of the adoption of a new revenue recognition standard (see “Adoption of New Revenue Standard”). Under previous guidance such distribution revenues were recognized at the net amount retained by the Company after the payment of fees to the third party. The increase for the three-month period also reflects higher domestic licensing and for the nine-month period reflects higher domestic and international licensing.

For the remainder of 2018, the content licensing and distribution revenues comparison will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements, and the new revenue recognition standard.
Affiliate and Subscription Fees
For the three months ended September 30, 2018, affiliate and subscription fees decreased 12%, reflecting Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in the third quarter of 2017, which impacted the third quarter comparison by 27 percentage points. Underlying results reflect 79% growth from digital initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime digital streaming subscription offering, and virtual MVPDs, as well as 15% higher station affiliation fees and retransmission revenues.

For the nine months ended September 30, 2018, affiliate and subscription fees increased 5%, reflecting 22% higher station affiliation fees and retransmission revenues and 77% growth from digital initiatives, including CBS All Access, the Showtime digital streaming subscription offering, and virtual MVPDs. These increases were partially offset by the above-mentioned pay-per-view boxing event, which impacted the nine-month comparison by 11 percentage points.

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

International Revenues
The Company generated approximately 16% and 12% of its total revenues from international regions for the three months ended September 30, 2018 and 2017, respectively, and generated 18% and 14% of its total revenues from international regions for the nine months ended September 30, 2018 and 2017, respectively. The increases in international revenues were primarily driven by the Company’s acquisition of Network 10 in the fourth quarter of 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

	Three Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2018		2017		$	%
Programming	$523	27%	$749	40%	$(226)	(30)%
Production	700	37	572	31	128	22
Participation, distribution and royalty	331	17	199	11	132	66
Other	368	19	342	18	26	8
Total Operating Expenses	$1,922	100%	$1,862	100%	$60	3%

	Nine Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2018		2017		$	%
Programming	$2,070	32%	$2,258	38%	$(188)	(8)%
Production	2,361	36	1,955	33	406	21
Participation, distribution and royalty	984	15	725	12	259	36
Other	1,091	17	1,002	17	89	9
Total Operating Expenses	$6,506	100%	$5,940	100%	$566	10%
Programming
For the three and nine months ended September 30, 2018, the decreases in programming expenses of 30% and 8%, respectively, were primarily driven by costs associated with Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in the third quarter of 2017, partially offset by costs for programming on Network 10, which was acquired in the fourth quarter of 2017.

Production
For the three and nine months ended September 30, 2018, the increases in production expenses of 22% and 21%, respectively, were primarily driven by an increased investment in content, including a higher number of series produced for distribution on multiple platforms, and the acquisition of Network 10 in the fourth quarter of 2017. The increase for the nine-month period also included costs associated with the increase in television licensing revenues.

Participation, Distribution and Royalty
For the three and nine months ended September 30, 2018, the increases in participation, distribution and royalty costs of 66% and 36%, respectively, were primarily driven by the adoption of new revenue recognition guidance, which resulted in revenues from the Company’s distribution of third-party content now being recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues were recognized at the net amount retained by the Company after the payment of fees to the third party. This change resulted in an increase to both revenues and participation expenses of $93 million and $217 million for the three and nine months ended September 30, 2018, respectively, with no impact on the Company’s operating income. The increases for the three and nine months ended September 30, 2018 also reflected higher participations and residuals associated with the increase in television licensing revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other
Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing. For the three and nine months ended September 30, 2018, the increases in other expenses of 8% and 9%, respectively, primarily reflected expenses of Network 10, which was acquired in the fourth quarter of 2017, and higher costs associated with the Company’s digital initiatives.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$549	17%	$525	17%	5%

	Nine Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$1,605	15%	$1,520	16%	6%

Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For the three and nine months ended September 30, 2018, the increases in SG&A expenses of 5% and 6%, respectively, were primarily driven by the Company’s acquisition of Network 10 in the fourth quarter of 2017 and higher advertising and marketing costs for series premieres.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Depreciation and amortization	$56	$55	2%	$168	$166	1%

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
As of September 30, 2018, the cumulative settlements for the 2018, 2017 and 2016 restructuring charges were $67 million, of which $56 million was for severance costs and $11 million was for costs associated with contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2019.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	September 30, 2018
Entertainment	$45	$6	$(26)	$25
Cable Networks	1	—	(1)	—
Publishing	3	1	(2)	2
Local Media	14	11	(7)	18
Corporate	3	7	(4)	6
Total	$66	$25	$(40)	$51

	Balance at	2017	2017	Balance at
	December 31, 2016	Charges	Settlements	December 31, 2017
Entertainment	$17	$44	$(16)	$45
Cable Networks	4	—	(3)	1
Publishing	1	5	(3)	3
Local Media	6	12	(4)	14
Corporate	2	2	(1)	3
Total	$30	$63	$(27)	$66

During the three and nine months ended September 30, 2018, the Company recorded expenses of $46 million and $65 million, respectively, primarily for professional fees related to legal proceedings and the ongoing investigations at the Company. (See “Legal Matters”). The nine-month period also included professional fees related to the evaluation of a potential combination with Viacom Inc.
Interest Expense/Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Interest expense	$(115)	$(116)	(1)%	$(349)	$(336)	4%
Interest income	$12	$17	(29)%	$43	$45	(4)%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of September 30, 2018 and 2017:

	At September 30,
		Weighted Average		Weighted Average
	2018	Interest Rate	2017	Interest Rate
Senior debt	$9,433	4.26%	$9,039	4.43%
Commercial paper	$374	2.41%	$590	1.44%

Loss on Early Extinguishment of Debt
For the three and nine months ended September 30, 2017, the loss on early extinguishment of debt of $5 million reflected a pre-tax loss associated with the redemption of the Company’s $300 million outstanding 4.625% senior notes due May 2018.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pension and postretirement benefit costs	$(16)	$(22)	$(47)	$(65)
Foreign exchange gains (losses)	(1)	(1)	(2)	5
Gain (loss) from investments	—	4	(3)	4
Other items, net	$(17)	$(19)	$(52)	$(56)

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Provision for income taxes, including interest and before other discrete items (a)	$120	$187	(36)%	$370	$548	(32)%
Impact of tax law changes (b)	(54)	—		(54)	—
Excess tax benefits from stock-based compensation (c)	—	(10)		—	(41)
Other discrete items (d)	(2)	(5)		(4)	(28)
Provision for income taxes	$64	$172	(63)%	$312	$479	(35)%
Effective income tax rate	11.2%	28.4%		17.7%	26.7%
(a) The lower tax provision for the three and nine months ended September 30, 2018 primarily reflects a reduction in the federal corporate income tax rate from 35% to 21% as a result of the enactment of new federal tax legislation in December 2017 (the “Tax Reform Act”).
(b) During the third quarter of 2018, in connection with the preparation of its 2017 federal tax return, the Company elected to utilize a federal tax law provision that was retroactively renewed in 2018. This tax law provision allowed the Company to immediately expense certain qualified production costs on its 2017 tax return. As a result, during the third quarter of 2018, the Company established a deferred tax liability associated with this deduction at the 2017 federal tax rate of 35%, and concurrently recorded a net tax benefit of $69 million, primarily reflecting the re-measurement of this deferred tax liability at the reduced federal corporate tax rate of 21% under the Tax Reform Act. This benefit was partially offset by a charge of $15 million to adjust the provisional amount of transition tax on cumulative foreign earnings and profits that resulted from the enactment of the Tax Reform Act. (See Note 9 to the consolidated financial statements.)
(c) Reflects the difference between the tax benefit from stock-based compensation expense and the deduction on the tax return associated with the exercise of stock options and vesting of RSUs. This difference occurs because stock-based compensation expense is recorded based on the grant-date fair value of the award, whereas the tax deduction is based on the fair value on the date the stock option is exercised or the RSU vests.
(d) For the nine months ended September 30, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(18)	$(16)	13%	$(52)	$(45)	16%

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Net earnings from continuing operations	$488	$418	17%	$1,399	$1,269	10%
Diluted EPS from continuing operations	$1.29	$1.03	25%	$3.66	$3.10	18%
For the three and nine months ended September 30, 2018, net earnings from continuing operations increased 17% and 10%, respectively, driven by the lower effective income tax rate in 2018. Diluted EPS from continuing operations for the three and nine months ended September 30, 2018 increased 25% and 18%, respectively, reflecting higher earnings and lower weighted average shares outstanding.

Net Earnings (Loss) from Discontinued Operations, Net of Tax
The Company reported net earnings from discontinued operations, net of tax, of $174 million for the three months ended September 30, 2017, and a net loss from discontinued operations, net of tax, of $871 million for the nine months ended September 30, 2017. The Company recorded a noncash gain of $100 million for the three months ended September 30, 2017 and a noncash charge of $980 million for the nine months ended September 30, 2017, to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom. (See Note 13 to the consolidated financial statements.)

Net Earnings and Diluted EPS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Net earnings	$488	$592	(18)%	$1,399	$398	n/m
Diluted EPS	$1.29	$1.46	(12)%	$3.66	$.97	n/m
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations
The Company presents operating income (loss) excluding costs for restructuring and other corporate matters, where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated Net earnings (loss) is presented in Note 11 to the consolidated financial statements.
Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2018		2017		$	%
Revenues:
Entertainment	$2,151	66%	$1,815	57%	$336	19%
Cable Networks	569	18	840	26	(271)	(32)
Publishing	240	7	228	7	12	5
Local Media	434	13	397	13	37	9
Corporate/Eliminations	(131)	(4)	(109)	(3)	(22)	(20)
Total Revenues	$3,263	100%	$3,171	100%	$92	3%

	Three Months Ended September 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2018		2017		$	%
Segment Operating Income (Loss):
Entertainment	$377	51%	$350	48%	$27	8%
Cable Networks	248	34	296	41	(48)	(16)
Publishing	51	7	47	6	4	9
Local Media	124	17	106	15	18	17
Corporate	(64)	(9)	(70)	(10)	6	9
Total Segment Operating Income	736	100%	729	100%	7	1
Corporate matters	(46)		—		(46)	n/m
Total Operating Income	$690		$729		$(39)	(5)%
n/m - not meaningful

	Three Months Ended September 30,
			Increase/(Decrease)
	2018	2017	$	%
Depreciation and Amortization:
Entertainment	$31	$29	$2	7%
Cable Networks	5	5	—	—
Publishing	1	2	(1)	(50)
Local Media	11	11	—	—
Corporate	8	8	—	—
Total Depreciation and Amortization	$56	$55	$1	2%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2018		2017		$	%
Revenues:
Entertainment	$7,232	69%	$6,346	65%	$886	14%
Cable Networks	1,769	17	1,954	20	(185)	(9)
Publishing	607	6	595	6	12	2
Local Media	1,269	12	1,218	13	51	4
Corporate/Eliminations	(387)	(4)	(342)	(4)	(45)	(13)
Total Revenues	$10,490	100%	$9,771	100%	$719	7%

	Nine Months Ended September 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2018		2017		$	%
Segment Operating Income (Loss):
Entertainment	$1,225	55%	$1,104	52%	$121	11%
Cable Networks	734	33	801	37	(67)	(8)
Publishing	98	5	91	4	7	8
Local Media	370	17	358	17	12	3
Corporate	(216)	(10)	(209)	(10)	(7)	(3)
Total Segment Operating Income	2,211	100%	2,145	100%	66	3
Restructuring and other corporate matters	(90)		—		(90)	n/m
Total Operating Income	$2,121		$2,145		$(24)	(1)%
n/m - not meaningful

	Nine Months Ended September 30,
			Increase/(Decrease)
	2018	2017	$	%
Depreciation and Amortization:
Entertainment	$92	$85	$7	8%
Cable Networks	16	17	(1)	(6)
Publishing	4	5	(1)	(20)
Local Media	33	34	(1)	(3)
Corporate	23	25	(2)	(8)
Total Depreciation and Amortization	$168	$166	$2	1%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Studios International, CBS Television Distribution, Network 10, CBS Interactive and CBS Films)
Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
			Increase/(Decrease)
Entertainment	2018	2017	$	%
Revenues	$2,151	$1,815	$336	19%
Segment Operating Income	$377	$350	$27	8%
Segment Operating Income as a % of revenues	18%	19%
Depreciation and amortization	$31	$29	$2	7%
Capital expenditures	$19	$25	$(6)	(24)%
For the three months ended September 30, 2018, the 19% increase in revenues reflects growth across each of the main revenue streams. Advertising revenues grew 16%, reflecting the acquisition of Network 10 in the fourth quarter of 2017. Network advertising for the three months ended September 30, 2018 was comparable with the same prior-year period. Affiliate and subscription fee revenues grew 32%, driven by higher station affiliation fees and revenues from digital initiatives, including CBS All Access and virtual MVPDs. Content licensing and distribution revenues increased 16%, benefiting from higher revenues from international licensing, as well as additional series produced for third-parties. Entertainment revenues also included higher revenues from distribution arrangements, with an offsetting increase to operating expenses, as a result of the adoption of a new revenue recognition standard in the first quarter of 2018. (See Note 12 to the consolidated financial statements.)
For the three months ended September 30, 2018, operating income increased 8%, driven by the higher revenues, partially offset by an increased investment in content and digital initiatives.

Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
			Increase/(Decrease)
Entertainment	2018	2017	$	%
Revenues	$7,232	$6,346	$886	14%
Segment Operating Income	$1,225	$1,104	$121	11%
Segment Operating Income as a % of revenues	17%	17%
Restructuring charges	$6	$—	$6	n/m
Depreciation and amortization	$92	$85	$7	8%
Capital expenditures	$56	$63	$(7)	(11)%
n/m - not meaningful
For the nine months ended September 30, 2018, the 14% increase in revenues mainly reflected 36% growth in affiliate and subscription fee revenues, primarily as a result of higher station affiliation fees and growth from digital initiatives including CBS All Access and virtual MVPDs. Also contributing to the revenue increase was 10% growth in advertising revenues, driven by the acquisition of Network 10 in the fourth quarter of 2017, partially offset by the absence of the National Semifinals and National Championship games of the NCAA Tournament, which the CBS Television Network broadcast in the second quarter of 2017 and Turner broadcast in 2018. Underlying Network advertising was comparable with the same prior-year period. Content licensing and distribution revenues increased 11%, driven by growth from international licensing, as well as additional series produced for third parties, partially offset by lower domestic licensing. Entertainment revenues also included higher revenues from distribution arrangements, with an offsetting increase to operating expenses, as a result of the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

adoption of a new revenue recognition standard in the first quarter of 2018. (See Note 12 to the consolidated financial statements.)

For the nine months ended September 30, 2018, operating income increased 11% as a result of higher revenues, partially offset by an increased investment in content and digital initiatives. Restructuring charges for the nine months ended September 30, 2018 primarily reflected severance costs and costs associated with exiting contractual obligations.
Cable Networks (Showtime Networks, CBS Sports Network and Smithsonian Networks)
Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2018	2017	$	%
Revenues	$569	$840	$(271)	(32)%
Segment Operating Income	$248	$296	$(48)	(16)%
Segment Operating Income as a % of revenues	44%	35%
Depreciation and amortization	$5	$5	$—	—%
Capital expenditures	$5	$5	$—	—%
For the three months ended September 30, 2018, the 32% decrease in revenues was driven by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in the third quarter of 2017 and the timing of international licensing of Showtime original series, partially offset by growth from the Showtime digital streaming subscription offering. As of September 30, 2018, subscriptions totaled approximately 26 million for Showtime, the Company’s premium television network, and the Showtime digital streaming subscription offering combined, 50 million for CBS Sports Network and 31 million for Smithsonian Networks.

For the three months ended September 30, 2018, operating income decreased 16% as a result of an increased investment in programming and higher advertising costs, including from the original series premieres of Who Is America? and Kidding on Showtime during the third quarter of 2018.
Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2018	2017	$	%
Revenues	$1,769	$1,954	$(185)	(9)%
Segment Operating Income	$734	$801	$(67)	(8)%
Segment Operating Income as a % of revenues	41%	41%
Depreciation and amortization	$16	$17	$(1)	(6)%
Capital expenditures	$12	$12	$—	—%
For the nine months ended September 30, 2018, the 9% decrease in revenues was driven by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in the third quarter of 2017, partially offset by higher licensing sales of Showtime original series and growth from the Showtime digital streaming subscription offering.
For the nine months ended September 30, 2018, the 8% decrease in operating income was driven by an increased investment in programming, partially offset by growth from the Showtime digital streaming subscription offering.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)
Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
			Increase/(Decrease)
Publishing	2018	2017	$	%
Revenues	$240	$228	$12	5%
Segment Operating Income	$51	$47	$4	9%
Segment Operating Income as a % of revenues	21%	21%
Depreciation and amortization	$1	$2	$(1)	(50)%
Capital expenditures	$2	$1	$1	100%
For the three months ended September 30, 2018, the 5% increase in revenues reflects higher print book sales and digital audio sales. Bestselling titles in the third quarter of 2018 included Fear: Trump in the White House by Bob Woodward and Whiskey in a Teacup by Reese Witherspoon.
For the three months ended September 30, 2018, the 9% increase in operating income primarily reflects the higher revenues.
Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
			Increase/(Decrease)
Publishing	2018	2017	$	%
Revenues	$607	$595	$12	2%
Segment Operating Income	$98	$91	$7	8%
Segment Operating Income as a % of revenues	16%	15%
Restructuring charges	$1	$—	$1	n/m
Depreciation and amortization	$4	$5	$(1)	(20)%
Capital expenditures	$4	$2	$2	100%
n/m - not meaningful
For the nine months ended September 30, 2018, the 2% increase in revenues primarily reflected higher digital audio sales.

For the nine months ended September 30, 2018, the 8% increase in operating income reflects the higher revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Media (CBS Television Stations and CBS Local Digital Media)
Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
			Increase/(Decrease)
Local Media	2018	2017	$	%
Revenues	$434	$397	$37	9%
Segment Operating Income	$124	$106	$18	17%
Segment Operating Income as a % of revenues	29%	27%
Depreciation and amortization	$11	$11	$—	—%
Capital expenditures	$6	$8	$(2)	(25)%
For the three months ended September 30, 2018, the 9% increase in revenues reflects 13% growth in retransmission revenues and higher advertising revenues, driven by political advertising sales associated with the U.S. midterm elections.

For the three months ended September 30, 2018, the 17% increase in operating income reflects the higher revenues.
In the fourth quarter of 2018, advertising revenues are expected to continue to benefit from increased political advertising sales associated with the U.S. midterm elections.
Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
			Increase/(Decrease)
Local Media	2018	2017	$	%
Revenues	$1,269	$1,218	$51	4%
Segment Operating Income	$370	$358	$12	3%
Segment Operating Income as a % of revenues	29%	29%
Restructuring charges	$11	$—	$11	n/m
Depreciation and amortization	$33	$34	$(1)	(3)%
Capital expenditures	$15	$20	$(5)	(25)%
n/m - not meaningful
For the nine months ended September 30, 2018, the 4% increase in revenues reflected 14% growth in retransmission revenues, partially offset by lower advertising sales primarily driven by the absence of the National Semifinals and National Championship games of the NCAA Tournament.
For the nine months ended September 30, 2018, the 3% increase in operating income primarily reflects the higher revenues. Restructuring charges for the nine months ended September 30, 2018 primarily reflected severance costs and costs associated with exiting contractual obligations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate
Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
			Increase/(Decrease)
Corporate	2018	2017	$	%
Segment Operating Loss	$(64)	$(70)	$6	9%
Depreciation and amortization	$8	$8	$—	—%
Capital expenditures	$5	$5	$—	—%
Corporate expenses include general corporate overhead, unallocated shared company expenses, and intercompany eliminations. For the three months ended September 30, 2018, corporate expenses decreased 9%, primarily reflecting lower compensation costs resulting from changes in senior management.
Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
			Increase/(Decrease)
Corporate	2018	2017	$	%
Segment Operating Loss	$(216)	$(209)	$(7)	(3)%
Restructuring charges	$7	$—	$7	n/m
Depreciation and amortization	$23	$25	$(2)	(8)%
Capital expenditures	$12	$15	$(3)	(20)%
n/m - not meaningful
For the nine months ended September 30, 2018, corporate expenses increased 3%. Restructuring charges for the nine months ended September 30, 2018 primarily reflected severance and other related costs.
Financial Position
The balance sheet at September 30, 2018 is presented under ASC 606 while December 31, 2017 is presented under previous accounting guidance. See Note 12 to the consolidated financial statements for the amount by which each balance sheet line item at September 30, 2018 was impacted by the adoption of ASC 606.

	At	At	Increase/(Decrease)
	September 30, 2018	December 31, 2017	$	%
Current Assets:
Cash and cash equivalents	$182	$285	$(103)	(36)%
Receivables, net	3,697	3,697	—	—
Programming and other inventory	1,828	1,828	—	—
Prepaid income taxes (a)	—	78	(78)	(100)
All other current assets (b)	333	385	(52)	(14)
Total current assets	$6,040	$6,273	$(233)	(4)%
(a) The decrease reflects the timing of income tax payments.
(b) The decrease is primarily due to the timing of deposits for acquired programming.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	September 30, 2018	December 31, 2017	$	%
Programming and other inventory (a)	$3,868	$2,881	$987	34%
(a) The increase primarily reflects higher investment in programming, as well as the seasonality of the Company’s programming.

	At	At	Increase/(Decrease)
	September 30, 2018	December 31, 2017	$	%
Other assets (a)	$2,367	$2,852	$(485)	(17)%
(a) The decrease primarily reflects lower noncurrent receivables as a result of the adoption of ASC 606.

	At	At	Increase/(Decrease)
	September 30, 2018	December 31, 2017	$	%
Current Liabilities:
Accounts payable	$229	$231	$(2)	(1)%
Accrued compensation (a)	256	343	(87)	(25)
Participants’ share and royalties payable (a)	1,110	986	124	13
Program rights	406	373	33	9
Income taxes payable (b)	68	—	68	n/m
Commercial paper	374	679	(305)	(45)
All other current liabilities (c)	1,550	1,360	190	14
Total current liabilities	$3,993	$3,972	$21	1%
n/m - not meaningful
(a) The increase (decrease) primarily reflects the timing of payments.
(b) The increase reflects the timing of income tax payments.
(c) The increase primarily reflects the reclassification of the sales returns reserve to “Other current liabilities” as a result of the adoption of ASC 606.

	At	At	Increase/(Decrease)
	September 30, 2018	December 31, 2017	$	%
Pension and postretirement benefit obligations (a)	$1,226	$1,328	$(102)	(8)%
(a) The decrease primarily reflects contributions to the Company’s non-qualified pension and other postretirement benefit plans to satisfy benefit payments due under these plans.

	At	At	Increase/(Decrease)
	September 30, 2018	December 31, 2017	$	%
Other liabilities (a)	$3,307	$3,621	$(314)	(9)%
(a) The decrease primarily reflects lower participation and residual liabilities as a result of the adoption of ASC 606, and the timing of payments.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows
The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$1,179	$935	$244
Discontinued operations	1	52	(51)
Net cash flow provided by operating activities	1,180	987	193
Net cash flow used for investing activities from:
Continuing operations	(196)	(399)	203
Discontinued operations	(23)	(18)	(5)
Net cash flow used for investing activities	(219)	(417)	198
Net cash flow used for financing activities	(1,064)	(1,018)	(46)
Net decrease in cash and cash equivalents	$(103)	$(448)	$345
Operating Activities. For the nine months ended September 30, 2018, the increase in cash provided by operating activities from continuing operations was primarily driven by lower cash payments for income taxes and growth in affiliate and subscription fees, which were partially offset by an increased investment in content, including a higher number of series produced for distribution on multiple platforms. During the nine months ended September 30, 2018, the Company received net income tax refunds of $19 million compared to net income tax payments of $321 million for the same prior-year period. The 2018 net refund was primarily due to a federal tax overpayment carryforward from 2017 and the receipt of refundable state film production tax credits.

Investing Activities

	Nine Months Ended September 30,
	2018	2017
Investments in and advances to investee companies (a)	$(76)	$(67)
Capital expenditures	(99)	(112)
Acquisitions (including acquired television library) (b)	(29)	(258)
Other investing activities	8	38
Net cash flow used for investing activities from continuing operations	(196)	(399)
Net cash flow used for investing activities from discontinued operations	(23)	(18)
Net cash flow used for investing activities	$(219)	$(417)
(a) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(b) 2017 includes a payment of $138 million for the acquisition of Network 10, which closed in the fourth quarter of 2017, as well as the acquisition of a television programming library.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financing Activities

	Nine Months Ended September 30,
	2018	2017
(Repayments of) proceeds from short-term debt borrowings, net	$(305)	$140
Proceeds from issuance of senior notes	—	889
Repayment of senior notes	—	(701)
Repurchase of CBS Corp. Class B Common Stock	(497)	(1,111)
Dividends	(208)	(224)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(59)	(89)
Proceeds from exercise of stock options	23	81
All other financing activities, net	(18)	(3)
Net cash flow used for financing activities	$(1,064)	$(1,018)
Free Cash Flow and Adjusted Free Cash Flow
Free cash flow and adjusted free cash flow are non-GAAP financial measures. Free cash flow reflects the Company’s net cash flow provided by (used for) operating activities before operating cash flow from discontinued operations, and less capital expenditures; and adjusted free cash flow reflects the Company’s net cash flow provided by (used for) operating activities before operating cash flow from discontinued operations and discretionary contributions to prefund the Company’s pension plans, and less capital expenditures. The Company’s calculations of free cash flow and adjusted free cash flow include capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company’s operations. Adjusted free cash flow excludes discretionary contributions to prefund the Company’s pension plans because management assesses the Company’s ability to generate operating cash flows without considering the impact from discretionary pension contributions, and decisions regarding the timing of pension plan funding are not dependent on the level of operating cash flows generated during the period. The Company’s net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

Management believes free cash flow and adjusted free cash flow provide investors with an important perspective on the cash available to the Company to service debt, make strategic acquisitions and investments, maintain its capital assets, satisfy its tax obligations, and fund ongoing operations and working capital needs. As a result, free cash flow and adjusted free cash flow are significant measures of the Company’s ability to generate long-term value. It is useful for investors to know whether this ability is being enhanced or degraded as a result of the Company’s operating performance. The Company believes the presentation of free cash flow and adjusted free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from the Company’s underlying operations in a manner similar to the method used by management. Free cash flow and adjusted free cash flow are among several components of incentive compensation targets for certain management personnel. In addition, free cash flow and adjusted free cash flow are primary measures used externally by the Company’s investors, analysts and industry peers for purposes of valuation and comparison of the Company’s operating performance to other companies in its industry.

As free cash flow and adjusted free cash flow are not measures calculated in accordance with GAAP, free cash flow and adjusted free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by (used for) operating activities as a measure of liquidity or net earnings (loss) as a measure of operating performance. Free cash flow and adjusted free cash flow, as the Company calculates them, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow and adjusted free cash flow as measures of liquidity have certain limitations, do not necessarily represent funds available for discretionary use and are not necessarily measures of the Company’s ability to fund its cash needs. When comparing free cash flow

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and adjusted free cash flow to net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions that are not reflected in free cash flow or adjusted free cash flow.

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow and adjusted free cash flow.

	Nine Months Ended
	September 30,
	2018	2017
Net cash flow provided by operating activities	$1,180	$987
Capital expenditures	(99)	(112)
Less: Operating cash flow from discontinued operations	1	52
Free cash flow	1,080	823
Less: Discretionary pension plan contributions, net of tax	—	(64)
Adjusted free cash flow	$1,080	$887

Repurchase of Company Stock, Cash Dividends and Contingent Stock Dividend
During the third quarter of 2018, the Company repurchased 1.8 million shares of its Class B Common Stock under its share repurchase program for $100 million, at an average cost of $55.13 per share. During the nine months ended September 30, 2018, the Company repurchased 9.4 million shares of its Class B Common Stock for $500 million, at an average cost of $52.94 per share, leaving $2.56 billion of authorization at September 30, 2018.

During the third quarter of 2018, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $68 million, which were paid on October 1, 2018. During the nine months ended September 30, 2018, the Company declared total per share cash dividends of $.54 on its Class A and Class B Common Stock, resulting in total dividends of $206 million.
On May 17, 2018, the Board voted 11 to 3 in favor of a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company’s Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date and conditioned the issuance of such dividend on Delaware court approval (the “May 2018 Stock Dividend”). In connection with the Settlement Agreement, on September 9, 2018, the Board rescinded the May 2018 Stock Dividend. See “Legal Matters” for related information.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth the Company’s debt.

	At	At
	September 30, 2018	December 31, 2017
Commercial paper	$374	$679
Senior debt (2.30% – 7.875% due 2019 – 2045) (a)	9,433	9,426
Obligations under capital leases	46	57
Total debt	9,853	10,162
Less commercial paper	374	679
Less current portion of long-term debt	14	19
Total long-term debt, net of current portion	$9,465	$9,464
(a) At September 30, 2018 and December 31, 2017, the senior debt balances included (i) a net unamortized discount of $60 million and $65 million, respectively, (ii) unamortized deferred financing costs of $44 million and $47 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $4 million and $3 million, respectively. The face value of the Company’s senior debt was $9.54 billion at both September 30, 2018 and December 31, 2017.

At September 30, 2018, the Company classified $600 million of debt maturing in August 2019 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.
Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $374 million and $679 million at September 30, 2018 and December 31, 2017, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.41% at September 30, 2018 and 1.88% at December 31, 2017.

Credit Facility
At September 30, 2018, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2018, the Company’s Consolidated Leverage Ratio was approximately 3.0x.

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

The Credit Facility is used for general corporate purposes. At September 30, 2018, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at September 30, 2018; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

The Company’s long-term debt obligations due over the next five years of $2.59 billion are expected to be funded by cash generated from operating activities and the Company’s ability to refinance its debt.

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

Litigation Settled in September 2018 Involving the Company and Its Controlling Stockholder, National Amusements, Inc., Among Others, in the Delaware Court of Chancery.    On May 14, 2018, the Company and certain of the independent directors of the Company’s Board of Directors (the “Board”) filed a lawsuit in the Delaware Court of Chancery against NAI, Ms. Shari Redstone, Mr. Sumner M. Redstone, NAI Entertainment Holdings LLC (“NAIEH”) and the Sumner M. Redstone National Amusements Trust (the “SMR Trust”) (collectively, the “NAI Parties”). The verified complaint, as amended on May 23, 2018, alleged, among other things, that NAI, Mr. Sumner M. Redstone and Ms. Shari Redstone had breached their fiduciary duties to the Company’s stockholders by abusing their control to threaten the independent corporate governance of the Company. The amended verified complaint sought a declaration that the May 2018 Stock Dividend (as defined below) was valid and permissible, a declaration that the Bylaw Amendments (as defined below) were invalid or were ineffective as of May 17, 2018 and an injunction against any action by any of the NAI Parties to interfere with the composition of the Board or to modify the Company’s governance documents before the issuance of any shares pursuant to the May 2018 Stock Dividend.

On May 16, 2018, each of NAI and NAIEH delivered to the Company a written consent to amend (the “Bylaw Amendments”) the Company’s amended and restated bylaws (the “Bylaws”). On May 17, 2018, the Board voted 11 to 3 in favor of a pro rata dividend of 0.5687 of a share of the Company’s voting Class A Common Stock for each share of the Company's Class A Common Stock and non-voting Class B Common Stock to stockholders of record as of the close of business on the record date and conditioned the issuance of such dividend on Delaware court approval (the “May 2018 Stock Dividend”).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On May 29, 2018, NAI, NAIEH and Ms. Shari Redstone filed a lawsuit in the Delaware Court of Chancery against the Company and certain of the Company’s directors. NAI’s verified complaint, as amended on June 25, 2018 and July 27, 2018, alleged, among other things, that the May 2018 Stock Dividend violated the Company’s bylaws and certificate of incorporation, and that the directors named as defendants had breached their fiduciary duties in approving the May 2018 Stock Dividend. The amended verified complaint sought a declaration that the Bylaw Amendments were valid, a declaration that the May 2018 Stock Dividend was invalid, an injunction against issuance and payment of the May 2018 Stock Dividend and any action by the defendants to carry out the May 2018 Stock Dividend, and other relief.
On June 7, 2018, the Court consolidated the aforementioned lawsuits under the consolidated action captioned In re CBS Corporation Litigation, Consol. C.A. No. 2018-0342-AGB (Del. Ch.) (the “consolidated action”).
On May 31, 2018, Westmoreland County Employees’ Retirement System (“Westmoreland”), a purported beneficial owner of the Company’s Class B Common Stock, filed a class action complaint in the Delaware Court of Chancery against NAI, NAIEH, Mr. David R. Andelman, Mr. Robert N. Klieger and Ms. Shari Redstone (the “Westmoreland lawsuit”), which alleged breaches of contractual obligations, implied obligations and fiduciary duties to the Company’s Class B Common Stock holders in connection with the Bylaw Amendments and interference with the issuance by the Board of the May 2018 Stock Dividend. Westmoreland’s complaint sought a declaratory judgment that the Company’s certificate of incorporation authorized the May 2018 Stock Dividend, that Westmoreland and the class were entitled to the May 2018 Stock Dividend, and that the Bylaw Amendments were invalid, as well as other relief. On September 14, 2018, the Delaware Court of Chancery entered a stipulation agreed to by the parties whereby the Westmoreland lawsuit was dismissed without prejudice as moot and the Court retained jurisdiction to consider any application for attorneys’ fees and expenses submitted by Westmoreland or its counsel.
On September 9, 2018, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with NAI, NAIEH, the SMR Trust, Mr. Sumner M. Redstone, Ms. Shari Redstone and the other then members of the Board, among other parties. Pursuant to the Settlement Agreement, among other matters, the parties dismissed with prejudice all claims in the consolidated action. The Settlement Agreement includes mutual releases and covenants not to sue among the parties with respect to NAI’s and NAIEH’s investment in the Company, including the claims asserted in such action, subject to certain exceptions, and the Company has agreed to indemnify, and reimburse expenses of, certain parties, on the terms set forth in the Settlement Agreement, including with respect to the consolidated action and the defendants in the Westmoreland lawsuit. In connection with the Settlement Agreement, the Board rescinded the May 2018 Stock Dividend. In addition, NAI and NAIEH took action by written consent to amend the Company’s amended and restated bylaws.

Investigations and Related Matters. As announced on August 1, 2018, the Board has retained two law firms to conduct a full investigation of the allegations in recent press reports about the Company’s former Chairman of the Board, President and Chief Executive Officer, Mr. Leslie Moonves, CBS News and cultural issues at all levels of the Company. This investigation is ongoing. The Company has received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office has also requested information about these matters. The Company may receive additional related regulatory and investigative inquiries from these and other entities in the future. The Company is cooperating with the ongoing investigation and related inquiries.

On August 27, 2018, Gene Samit, individually and on behalf of others similarly situated, filed a putative class action suit in the United States District Court for the Southern District of New York against the Company, its former Chairman of the Board, President and Chief Executive Officer and its then Chief Operating Officer, who

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

has been appointed as the Company’s President and Acting Chief Executive Officer. This action is stated to be on behalf of a class of persons who acquired the Company’s securities between February 14, 2014 and July 27, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws by allegedly making materially false and misleading statements or failing to disclose material information, as well as costs and expenses, and seeks remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On October 1, 2018, John Lantz, individually and on behalf of others similarly situated, filed a putative class action suit in the United States District Court for the Southern District of New York against the Company, certain current and former senior executives and the members of the Board immediately prior to September 9, 2018. This action is stated to be on behalf of purchasers of the Company’s Class A Common Stock and Class B Common Stock between November 3, 2017 and July 27, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws by allegedly making materially false and misleading statements or failing to disclose material information, as well as costs and expenses, and seeks remedies under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

Separation Agreement. On September 9, 2018, the Company entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Leslie Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of the Company. Pursuant to the Separation Agreement, the Company will contribute the aggregate amount of $20 million to one or more charitable organizations that support the #MeToo movement and equality for women in the workplace, which organizations are mutually agreed by the Company and Mr. Moonves. The Company has recorded the contribution of $20 million in “Restructuring and other corporate matters” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2018. In October 2018, the Company also contributed $120 million to a grantor trust. In the event the Board determines that the Company is entitled to terminate Mr. Moonves’s employment for cause under his employment agreement and Mr. Moonves does not demand arbitration with respect to such determination, the assets of the grantor trust will be distributed to the Company and the Company will have no further obligations to Mr. Moonves. Any dispute related to the Board’s determination is subject to binding arbitration as set forth in the Separation Agreement. In the event of arbitration, the assets of the grantor trust will also be distributed to the Company upon a final determination in the arbitration that the Company was entitled to terminate Mr. Moonves’s employment for cause. The Board will make a determination whether the Company has grounds to terminate the employment of Mr. Moonves for cause under his employment agreement within thirty days following completion of the final report of the independent investigators in the ongoing internal investigation described above, but in no event later than January 31, 2019. In the event that the Board determines that the Company is not entitled to terminate Mr. Moonves’s employment for cause, or in the event of a final determination in arbitration that the Company is not entitled to terminate Mr. Moonves’s employment for cause, the assets of the grantor trust will be distributed to Mr. Moonves. The Company is currently unable to determine the amount of any such contingent distribution to Mr. Moonves and, accordingly, no accrual has been made in the Company’s consolidated financial statements.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2018, the Company had pending approximately 31,500 asbestos claims, as compared with approximately 31,660 as of December 31, 2017 and 32,760 as of September 30, 2017. During the third quarter of 2018, the Company received approximately 770 new claims and closed or moved to an inactive docket approximately 1,020 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2017 and 2016 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $48 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: changes in the public acceptance of the Company’s content; advertising market conditions generally; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; the impact of piracy on the Company’s products; the impact of consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the outcomes of investigations and related legal actions, which are inherently unpredictable, and any associated costs; the uncertainties arising from transitions involving senior executives and directors of the Company; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or other regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Reports on Form 10-Q, and in the Company’s recent Current Reports on Form 8-K. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made only as of the date of this document and the Company does not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
The information set forth in Note 14 to the consolidated financial statements appearing in Item 1 of Part I of this report under the captions “Litigation Settled in September 2018 Involving the Company and Its Controlling Stockholder, National Amusements, Inc., Among Others, in the Delaware Court of Chancery” and “Investigations and Related Matters” is incorporated by reference herein.

Item 1A.	Risk Factors.

The following updates the corresponding risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NAI, Through Its Voting Control of the Company, Is in a Position to Control Actions that Require Stockholder Approval

NAI, through its direct and indirect ownership of the Company’s Class A Common Stock, has voting control of the Company. At September 30, 2018, NAI directly or indirectly owned approximately 79.7% of the Company’s voting Class A Common Stock, and approximately 10.4% of the Company’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. Mr. Sumner M. Redstone is the beneficial owner of the controlling interest in NAI and, accordingly, beneficially owns all such shares. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the Company's Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company’s Board of Directors. Mr. David R. Andelman is a director of NAI and was a director of the Company until his resignation on September 9, 2018. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation director Ms. Shari Redstone; Mr. David R. Andelman also currently serves as a trustee. No member of the Company’s management is a trustee of the SMR Trust.

Subject to the terms of the settlement and release agreement entered into by the Company and NAI, among others, on September 9, 2018, NAI is in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending the Company’s bylaws, the election or removal of directors and transactions involving a change of control. For example, the Company’s Amended and Restated Bylaws provide:

•
that the affirmative vote of not less than a majority of the aggregate voting power of all outstanding shares of capital stock of the Company then entitled to vote generally in an election of directors, voting together as a single class, is required for the stockholders of the Company to amend, alter, change, repeal or adopt any bylaws of the Company;

•
that any or all of the directors of the Company may be removed from office at any time prior to the expiration of his or her term of office, with or without cause, only by the affirmative vote of the holders of record of outstanding shares representing at least a majority of all the aggregate voting power of outstanding shares of stock of the Company then entitled to vote generally in the election of directors, voting together as a single class at a special meeting of stockholders called expressly for that purpose; and

•	that, in accordance with the General Corporation Law of the State of Delaware, stockholders of the Company may act by written consent without a meeting if such stockholders hold the number of shares representing not less than the minimum number of votes that would be necessary to authorize or take such actions at a meeting at which all shares entitled to vote thereon were present and voted.

Accordingly, other stockholders who may have different interests are unable to affect the outcome of any such corporate actions for so long as NAI retains voting control.

NAI and Any Common Director May Face Actual or Potential Conflicts of Interest

NAI has voting control of each of the Company and Viacom Inc. Mr. Redstone, the controlling stockholder through the SMR Trust, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the Company and Chairman Emeritus of Viacom Inc. Ms. Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and Viacom Inc. This ownership overlap and this common director could create, or appear to create, potential conflicts of interest when the Company’s and Viacom Inc.’s directors and controlling stockholder face decisions that could have different implications for the Company and Viacom Inc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Viacom Inc. regarding the terms of the agreements governing the Separation and the relationship between the Company and Viacom Inc. thereafter. These agreements include the Separation Agreement, the Tax Matters Agreement and any commercial agreements between the parties or their affiliates. On occasion, the Company and Viacom Inc. may compete with each other in various commercial enterprises. Potential conflicts of interest could also arise if the Company and Viacom Inc. enter into any commercial arrangements with each other in the future. CBS Corp.’s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and Viacom Inc. CBS Corp.’s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of Viacom Inc. acquires knowledge of a potential corporate opportunity for both the Company and Viacom Inc., such director, officer or controlling stockholder may present such opportunity to the Company or Viacom Inc. or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.’s certificate of incorporation provides that the Company renounces any interest in any such opportunity presented to Viacom Inc. Furthermore, CBS Corp.’s certificate of incorporation provides that neither the Company nor Viacom Inc. has any duty to refrain from engaging in the same or similar activities or lines of business as the other corporation, doing business with any potential or actual customer or supplier of the other corporation, or employing or soliciting for employment any officer or employee of the other corporation, and that no officer or director of either corporation shall be liable to the other corporation or the other corporation’s stockholders for breach of any fiduciary duty by reason of any such activities of the Company or Viacom Inc., as the case may be. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company. If any such opportunity is directed to Viacom Inc., rather than the Company, the Company may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended September 30, 2018 under this publicly announced share repurchase program.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
July 1, 2018 - July 31, 2018	.6	$57.00	.6	$2,624
August 1, 2018 - August 31, 2018	.7	$53.13	.7	$2,587
September 1, 2018 - September 30, 2018	.5	$55.66	.5	$2,557
Total	1.8	$55.13	1.8	$2,557

Item 6.	Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
	(b)	Amended and Restated Bylaws of CBS Corporation (filed herewith).
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
(a)
Settlement and Release Agreement effective as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 10, 2018) (File No. 001-09553).

(b)
Separation and Settlement Agreement and Releases effective as of September 9, 2018 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(b) to the Current Report on Form 8-K of CBS Corporation filed September 10, 2018) (File No. 001-09553).

(c)
Letter Agreement dated as of September 9, 2018 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 27, 2018) (File No. 001-09553).

(d)
Separation Agreement dated October 11, 2018 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 12, 2018) (File No. 001-09553).

(e)
Separation Agreement dated September 21, 2018 between CBS Corporation and Gil D. Schwartz (incorporated by reference to Exhibit 10(b) to the Current Report on Form 8-K of CBS Corporation filed September 27, 2018) (File No. 001-09553).

(f)
Employment Agreement dated October 18, 2018 between CBS Corporation and Christina Spade (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 19, 2018) (File No. 001-09553).

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

CBS CORPORATION (Registrant)

Date: November 1, 2018	/s/ Joseph R. Ianniello
Joseph R. Ianniello President and Acting Chief Executive Officer

Date: November 1, 2018	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer