Form 10-K
period 2018-12-31
CBS CORP
filed 2019-02-15
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act of 1933). Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 29, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of CBS Corporation Class A Common Stock,$0.001 par value (“Class A Common Stock”), held by non-affiliates was approximately $430,735,007 (based upon the closing price of $56.49 per share as reported by the New York Stock Exchange on that date) and the market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was approximately $18,367,556,649 (based upon the closing price of $56.22 per share as reported by the New York Stock Exchange on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $18,798,291,656.
As of February 13, 2019, 25,293,972 shares of Class A Common Stock and 347,676,011 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of CBS Corporation’s Notice of 2019 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (Part III).

CBS CORPORATION
TABLE OF CONTENTS

PART I

Item 1.	Business.
CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is a mass media company with operations in the following segments:

•
ENTERTAINMENT: The Entertainment segment is composed of the CBS® Television Network; CBS Television Studios®; CBS Global Distribution Group™ (composed of CBS Studios International™ and CBS Television Distribution™); Network 10™; CBS Interactive®; CBS Sports Network®, the Company’s cable network focused on college athletics and other sports; CBS Films®; and the Company’s direct-to-consumer digital streaming services CBS All Access®, CBSN®, CBS Sports HQ®, ET Live™ and 10 All Access™.

•
CABLE NETWORKS: The Cable Networks segment is composed of Showtime Networks, which operates the Company’s premium subscription program services Showtime®, The Movie Channel® and Flix®, and a direct-to-consumer digital streaming subscription offering; and Smithsonian Networks™, a venture between Showtime Networks and Smithsonian Institution, which operates Smithsonian Channel™, a basic cable program service, and Smithsonian Channel Plus™, a direct-to-consumer digital streaming subscription service.

•
PUBLISHING: The Publishing segment is composed of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner®, Gallery Books® and Atria Books®.

•
LOCAL MEDIA: The Local Media segment is composed of CBS Television Stations, the Company’s 29 owned broadcast television stations; and CBS Local Digital Media™, which operates local Websites including content from the Company’s television stations.

For the year ended December 31, 2018, contributions to the Company’s consolidated revenues from its segments were as follows: Entertainment 70%, Cable Networks 15%, Publishing 6% and Local Media 13%. The Company generated approximately 17% of its total revenues from international regions in 2018. For the year ended December 31, 2018, approximately 44% and 11% of total international revenues of approximately $2.54 billion were generated in Europe and Canada, respectively.

The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television stations, direct-to-consumer digital streaming services and other internet-based businesses, and consumer publishing.  The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate affiliate and subscription fee, licensing and advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company plans to increase its investment in premium content to enhance its opportunities for revenue growth, which include exhibiting the Company’s content on its direct-to-consumer digital streaming services; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”), including cable, direct broadcast satellite (“DBS”), telephone company, and other distributors, as well as third-party live television digital streaming offerings (“virtual MVPDs”), for authorizing the MVPDs’ and virtual MVPDs’ carriage of the Company’s owned television stations (also known as “retransmission fees”) and cable networks, and securing compensation from television stations affiliated with the CBS Television Network (“station affiliation fees,” also known as “reverse compensation”). The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits.

The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified entertainment companies such as The Walt Disney Company, NBCUniversal Media, LLC, Twenty-First Century Fox, Inc. and the WarnerMedia segment of AT&T Inc., formerly Time Warner Inc.

During the fourth quarter of 2018, the Company began presenting CBS Sports Network in the Entertainment segment to reflect changes in management structure and the integration of CBS Sports Network programming with the CBS Television Network. CBS Sports Network was previously included in the Cable Networks segment. Results for all periods presented have been reclassified to conform to this presentation. Also during the fourth quarter of 2018, in connection with recent management changes, the Company implemented changes to its programming strategy, primarily at CBS Films, which will shift its focus from theatrical films to developing content for the Company’s direct-to-consumer digital streaming services.

As of February 13, 2019, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates approximately 950 movie screens in the U.S., the United Kingdom (“U.K.”) and South America and manages 4 movie screens in South America, directly or indirectly owned approximately 79.8% of the Company’s voting Class A Common Stock, and approximately 10.5% of the Company’s Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Class A Common Stock are entitled to one vote per share. The Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company was organized in Delaware in 1986. The Company’s principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Website address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

Entertainment (70% of the Company’s consolidated revenues in 2018, and 68% of the Company’s consolidated revenues in each of 2017 and 2016, and 55%, 54% and 53% of the Company’s total segment operating income in 2018, 2017 and 2016, respectively)

The Entertainment segment consists of the CBS Television Network; CBS Television Studios and CBS Global Distribution Group (composed of CBS Studios International and CBS Television Distribution), the Company’s television production and syndication operations; Network 10, the Company’s commercial broadcast network in Australia; CBS Interactive, the Company’s online content networks for information and entertainment; CBS Sports Network, the Company’s cable network focused on college athletics and other sports; CBS Films; and the Company’s direct-to-consumer digital streaming services CBS All Access, CBSN, CBS Sports HQ, ET Live and 10 All Access.

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

The CBS Television Network primarily derives revenues from the sale of advertising time for its network broadcasts. A significant portion of the sale of advertising spots for the network’s non-sports programming occurs annually generally during May through July in the industry’s upfront advertising market for the upcoming television broadcast season, which runs for one year generally commencing in mid-September. Overall advertising revenue for the network is also impacted by audience ratings for its programming and market conditions, including demand in the scatter advertising market, in which advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. The Company offers dynamic advertising insertions for the CBS Television Network’s on-demand programming, which allows the Company to change advertisements at any time within such programming and offer advertisers greater audience reach. The Company is focused on developing advanced advertising products that enable advertisers to target specific audience segments. In addition, the CBS Television Network’s revenues include station affiliation fees.

CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality‑based programming, specials, children’s programs, daytime dramas, game shows and late-night programs such as The Late Show with Stephen Colbert. During 2018, the CBS Television Network broadcast the Tony Awards®, the Kennedy Center Honors and the Grammy Awards®. The Company won 20 awards at the 45th Annual Daytime Emmy® Awards in April 2018. CBS News operates a worldwide news organization, providing the CBS Television Network and CBS News Radio™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes, 48 Hours, CBS Evening News, CBS This Morning, CBS Sunday Morning and Face the Nation as well as special reports. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to the CBS Television Network affiliates and other subscribers worldwide. CBS Sports broadcasts on the television network include The NFL Today; certain PGA Tour Golf Tournaments, the Masters and the PGA Championship, for which the Company extended its broadcast rights in October 2018 through 2030; certain games from the NCAA Division I Men’s Basketball Tournament through 2032; regular-season college basketball games; regular-season college football games, including games from the Southeastern Conference and the NFL’s American Football Conference (AFC) regular-season, post-season wild card playoff, divisional playoff and championship games. In 2018, CBS broadcast certain AFC games under its agreement with the NFL to broadcast the AFC package through the 2022 season, which also includes certain National Football Conference regular season games and the Super Bowl, which is broadcast on the CBS Television Network on a rotating basis with other networks. The Company’s most recent Super Bowl broadcast was in February 2019.

CBS Television Network content also is exhibited via the internet, including through CBS.com™, CBSSports.com® and related software applications (“apps”); the Company’s direct-to-consumer services, such as CBSN, the Company’s live digital streaming advertiser-supported news network available 24 hours a day, seven days a week, CBSN New York and CBS All Access, the Company’s digital streaming subscription service which includes a commercial-free option for on-demand content; and virtual MVPDs, such as DIRECTV NOW, Hulu with Live TV and YouTube TV. CBS All Access offers both current and library programming as well as original series, such as The Good Fight, Star Trek: Discovery, No Activity, Strange Angel and Tell Me a Story and the new upcoming The Twilight Zone series and CBSN’s live and original reporting. All NFL games broadcast by the CBS Television Network are streamed on CBS All Access platforms under the Company’s multi-year deal with the NFL. Digital streaming services that provide video content, including from broadcast and/or cable channels, streamed via the internet to users who are not required to have a subscription to an MVPD (such as virtual MVPDs and direct-to-consumer services) are known as over-the-top or “OTT” services. Digital streaming services that do not require payment to a third party are known as “direct-to-consumer” services, such as CBS All Access. CBS All Access and CBSN are available at CBS.com and CBSNews.com™, respectively, and/or through CBS apps on multiple digital platforms, including Android, iOS, Amazon Fire and Windows 10 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Amazon Channels, Chromecast, PlayStation, Roku, Samsung Smart TVs and Xbox connected device platforms, among others.

The CW, a broadcast network and the Company’s 50/50 joint venture with Warner Bros. Entertainment, airs programming, including Charmed, Dynasty, Supergirl and The Flash. Eight of the Company’s owned television stations are affiliates of The CW. Certain of The CW’s series are streamed on Netflix, a subscription video-on-demand service. The CW programming is also available via The CW app on multiple digital platforms, including Amazon Fire TV, Apple TV, Chromecast, Roku, Xbox and mobile devices.

Television Production and Syndication. CBS Television Studios and CBS Global Distribution Group produce, acquire and/or distribute programming worldwide, including series, specials, news and public affairs, and generate revenue principally from the licensing and distribution of such programming. The programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services, streaming services or distribution via first-run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company subsequently distributes programming after its initial exhibition on a network, basic cable network or premium subscription service for domestic exhibition on television stations, cable networks or streaming services (known as “off-network syndicated programming”). Off-network syndicated programming and first‑run syndicated programming distributed domestically, as well as programming distributed internationally, can sometimes be sold in successive cycles of sales known as “first cycle” sales, “second cycle” sales, and so on, which may occur on exclusive or non-exclusive bases. Generally, license fees may decrease with successive sales cycles due to increased program exhibitions.

Programming that was produced or co-produced by the Company’s production group and is broadcast on network television includes, among others, FBI (CBS), Seal Team (CBS), NCIS (CBS), Bull (CBS), Magnum P.I. (CBS), Madam Secretary (CBS), Criminal Minds (CBS), Charmed (The CW) and Jane the Virgin (The CW). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including international and/or off‑network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or international markets. The network license fee for a series episode is normally lower than the costs of producing the episode; however, the Company’s objective is to recoup its costs and earn a profit through various forms of distribution, including international licensing, domestic syndication and digital streaming of episodes. Generally, international sales of network series are made within one year of the U.S. network run and series must have a network run of at least three or four years to be successfully sold in domestic off-network syndication; however, increasingly, these time frames are being shortened, particularly for sales to digital streaming services. In off-network syndication, the Company distributes series, such as Hawaii Five-O, Criminal Minds, Blue Bloods, Elementary, NCIS, NCIS: Los Angeles and NCIS: New Orleans as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Wheel of Fortune, Jeopardy!, Entertainment Tonight, Inside Edition, Dr. Phil, The Doctors, Rachael Ray, Hot Bench and Judge Judy and produces The Good Fight, Star Trek: Discovery, No Activity, Strange Angel and Tell Me a Story for streaming on CBS All Access. The Company also distributes syndicated and other programming internationally.

The Company continues to monetize its content through digital media.  It enters into and renews numerous multi-year licensing agreements for distribution of certain of its programming to various services reaching countries throughout the world, particularly the U.S., Canada and in Europe.  These services include digital streaming on subscription or advertiser-supported video-on-demand services, including services by Amazon, Bell Media, Hotstar, Netflix, Stan Entertainment and Telefonica; virtual MVPDs, including DIRECTV NOW, Hulu with Live TV and YouTube TV; and digital downloading on various electronic sell-through services owned by Amazon, Apple, Google and Microsoft, among others.

Fees for television programming licensed for syndication and digital streaming are recorded as revenues at the beginning of the license period in which the programs are made available for exhibition, which, among other reasons, may cause substantial fluctuations in the Entertainment segment’s operating results. Unrecognized revenues attributable to such license agreements were $1.08 billion and $670 million at December 31, 2018 and December 31, 2017, respectively.

In November 2017, the Company acquired Ten Network Holdings Limited, one of three major commercial broadcast networks in Australia. Network 10 includes the channels 10™, 10 Bold™ and 10 Peach™ which broadcast a mix of entertainment, drama, news and sports programming, such as Australian Survivor, Have You Been Paying Attention? and The Australian Formula 1 Grand Prix. Network 10 also includes the digital platforms 10 Play™, 10 Daily™ as well as 10 All Access, a direct-to-consumer digital streaming subscription service in Australia, which the Company launched in December 2018, featuring programming from the Company and Network 10. Network 10 principally derives revenue from the sale of advertising for its network broadcasts and related digital services.

The Company also has interests in domestic and international joint ventures. The Company owns a 50% interest in a joint venture with Lionsgate, which owns and operates the entertainment cable network Pop®. The Company owns a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates channels in the U.K. and Ireland, including CBS Justice™, CBS Drama™, CBS Reality™ and Horror Channel™. The Company also owns a 30% interest in a joint venture with another subsidiary of AMC Networks, which owns and operates cable and satellite channels in Europe, the Middle East and Africa broadcasting CBS programming and branded as CBS Justice, CBS Reality and CBS Europa™.

CBS Interactive. CBS Interactive is one of the leading global publishers of premium content on the internet, delivering this content via Web properties, mobile properties and CBS apps on mobile, as well as internet-connected television and other device platform apps. CBS Interactive is ranked among the top internet properties in the world according to comScore Media Metrix. CBS Interactive’s leading brands, including CNET®, CBS.com™, CBS All Access, CBSSports.com, CBS Sports HQ, 247Sports®, GameSpot®, MaxPreps®, ET Live, TVGuide.com™, CBSNews.com™, CBSN, ZDNet®, Last.fm®, and MetroLyrics.com®, among others, serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. In addition to its U.S.-based business, which reached approximately 165 million U.S. unique monthly visitors during December 2018 according to comScore Media Metrix, January 2019, CBS Interactive operates in Asia, Australia and Europe.

CBS Interactive generates revenue principally from the sale of advertising and sponsorships, in addition to fees derived from subscriptions, license fees, search and commerce partners, e-commerce activities, and other paid services. Advertising spending on the internet, as in traditional media, fluctuates significantly with economic conditions. In addition, online marketing spending follows seasonal consumer behavior throughout the calendar year to reflect trends during the calendar year.

CBS Interactive owns and operates digital properties, including: CNET, one of the preeminent digital properties for technology and consumer electronics information and featuring news, reviews, downloads and instructional and entertaining video and audio shows about technology; CNET en Espanol®, which delivers CNET.com’s information in the U.S. to Spanish speakers; TVGuide Digital™, which provides comprehensive information about television programming; GameSpot, a leading gaming information digital property providing video game reviews and previews, news, eSports, Webcasts, videos, and game downloads; Last.fm, which is a music recommendation, discovery and social networking property; MetroLyrics.com, which is one of the most popular databases for song lyrics online; and TV.com, which is a destination for entertainment and community around television where visitors can watch videos and discuss and obtain information about television shows across all networks.

CBS Interactive also operates CBS.com, the online destination for CBS Television Network programming. Further extending the CBS.com experience, the Company offers a CBS app for on-demand streaming of various programs from the Company’s current network and library programming to users on multiple digital platforms, including Android, iOS, Amazon Fire and Windows 10 mobile platforms, and Amazon Fire TV, Android TV, Apple TV, Amazon Channels, Chromecast, PlayStation, Roku, Samsung Smart TVs and Xbox connected device platforms, among others. CBS Interactive operates CBSNews.com, the online destination for CBS News content, and offers an app for on-demand screening of current and library news programming and the content published on the website. CBS Interactive also operates CBSSportsDigital™, the online destination for CBS Sports content, including CBSSports.com, which provides sports content, fantasy sports, and community and e-commerce features; Max Preps; 247Sports; Scout; and BoxingScene®. Further extending the CBSSports.com experience, the Company offers an app for on-demand viewing of certain sports events broadcast on CBS as well as scores, news, standings and other sports information.

CBS Interactive operates CBS All Access, the Company’s direct-to-consumer digital streaming subscription service, which includes a commercial-free option for on-demand content. CBS All Access offers an on-demand selection of both current and library programming and original series, such as The Good Fight, Star Trek: Discovery, No Activity, Strange Angel and Tell Me a Story and the new upcoming The Twilight Zone series; and CBSN’s live and original reporting as well as the ability to stream live programming from local CBS Television Stations and certain CBS television station affiliates. All NFL games broadcast by the CBS Television Network are streamed on CBS All Access platforms. CBS All Access is available at CBS.com and on the multiple digital platforms described above through the CBS app in the U.S. and Canada. In April 2018, the Company launched CBS All Access in Canada. CBS Interactive also operates CBSN, a direct-to-consumer digital streaming live, advertiser-supported news network available 24 hours a day, seven days a week. In December 2018, the Company launched CBSN New York, a direct-to-consumer digital streaming live, advertiser-supported local news network available 24 hours a day, seven days a week that complements CBSN and streams news events from the Company’s owned television stations in New York. CBSN is available at CBSNews.com and on the multiple digital platforms described above through the CBS News app. and through CBS Television Stations’ websites and mobile apps.

CBS Interactive also operates CBS Sports HQ, a direct-to-consumer digital streaming live, advertiser-supported sports news and highlights service available 24 hours a day, seven days a week, which launched in February 2018; ET Live, a direct-to-consumer digital streaming advertiser-supported service based on the Entertainment Tonight brand covering entertainment stories and trends available 24 hours a day, seven days a week, which launched in October 2018; and 10 All Access, a direct-to-consumer digital streaming subscription service in Australia, which launched in December 2018, featuring programming from the Company and Network 10. Through the CBS Audience Network™, the Company delivers video content from its digital properties and television stations and affiliated television stations under an advertiser-supported distribution model to third-party digital properties. The growing slate of the Company’s content available online includes full episodes, clips and highlights based on CBS, CBS Sports Network and Showtime Networks programming as well as original made-for-the-Web content.

CBS Sports Network. CBS Sports Network is a 24 hours a day, seven days a week cable program service that provides sports and related content, with a strong focus on college sports. The network televises over 700 live professional, amateur and collegiate events annually, highlighted by Division I college football, basketball, hockey and lacrosse, as well as professional bull riding (PBR) and various styles of motor sports events (including asphalt, dirt, and off road racing). In addition, the network showcases a variety of original programming, including documentaries, features and studio shows, highlighted by NFL Monday QB, That Other Pre-Game Show (TOPS), Inside College Basketball, Inside College Football, Time to Schein and a first of its kind all-female panel talk show, We Need to Talk. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, Masters Tournament and PGA Championship, and for Showtime Networks relating to Showtime Championship Boxing. CBS Sports Network produces weekday simulcasts of the radio shows The Morning Show with Boomer and Gio, Tiki and Tierney and The Jim Rome Show. Further, CBS Sports Network televises a diverse slate of additional programming under the CBS Sports Spectacular™ brand, including mixed martial arts, skiing, bowling, surfing, boxing, horse racing, volleyball and cheerleading, among other events. The network derives its revenues from subscription fees and the sale of advertising. CBS Sports Network has secured carriage arrangements with MVPDs and virtual MVPDs, including Hulu with Live TV, DIRECTV NOW and YouTube TV.

CBS Films. During the fourth quarter of 2018, in connection with recent management changes, the Company implemented changes to its programming strategy, primarily at CBS Films, which will shift its focus from theatrical films to developing content for the Company’s direct-to-consumer digital streaming services. During 2019, CBS Films plans to complete production of its remaining theatrical films. CBS Films’ theatrical releases in 2018 were At Eternity’s Gate, Hell Fest and Winchester.

Entertainment Competition.

Television Network. The broadcast television environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks, such as ABC, FOX, NBC, The CW and MyNetworkTV, independent television stations, cable program services, as well as other media, including OTT services, such as Netflix and Hulu, DVDs and Blu-ray Discs, print and the internet. In addition, the CBS Television Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country which are necessary to ensure the effective distribution of network programming to a nationwide audience.

Television Production and Syndication. As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators, such as Disney, Fox, NBCUniversal, Sony and Warner Bros., as well as additional entrants with substantial resources, such as Amazon, Apple and Netflix, to produce and sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company’s entertainment businesses. In addition, the consumer has many options for entertainment other than television programming, including video games, sports, travel, outdoor recreation, the internet, and other cultural and computer-related activities.

CBS Interactive. CBS Interactive competes with a variety of online properties for users, advertisers, and partners, including the following: general purpose portals, such as AOL, MSN and Yahoo!; search engines such as Google, Yahoo! and Bing; online comparison shopping and retail properties, including Amazon.com; vertical content sites in the categories that CBS Interactive’s brands serve, such as technology, gaming, music, news, business, food, entertainment and lifestyle-focused digital properties; other content sites and apps, such as ESPN.com, HBO GO, Hulu and Netflix, as well as major television broadcast company digital properties, including digital streaming services and apps; and platforms such as blogs, podcasts and video properties. CBS Interactive also competes for users and advertisers with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers.

CBS Sports Network. CBS Sports Network principally competes with cable programming services, including other sports-oriented cable programming services, for distribution and license fee revenue among MVPDs and virtual MVPDs, as well as for viewership and advertising revenue. The effects of consolidation among MVPDs and consumer pricing sensitivity have made it more difficult for niche channels to secure broad distribution in mainstream programming packages. In addition, the largest cable providers have created sports tiers for sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. CBS Sports Network continues its repositioning to be included in programming packages with more subscribers. Re-alignment of college athletic conferences and their member institutions may adversely impact CBS Sports Network’s programming arrangements. CBS Sports Network also competes with cable programming services generally, including other sports programming services, such as ESPN, FOX Sports Networks and NBC Sports Network, in acquiring the television and multimedia rights to sporting events, resulting in increased rights fees and increased production expenses.

CBS Films. CBS Films competes for audience acceptance with programming produced and/or distributed by digital program services, including Amazon, Apple and Netflix, and numerous films produced and/or distributed by various studios and independent producers, including Paramount Pictures Corporation, Walt Disney Studios Motion Pictures, Warner Bros. Entertainment Inc., Lions Gate Entertainment, STX Entertainment, Metro-Goldwyn-Mayer Studios Inc. and Lakeshore Entertainment Group.

Cable Networks (15%, 17% and 15% of the Company’s consolidated revenues in 2018, 2017 and 2016, respectively, and 30%, 35% and 33% of the Company’s total segment operating income in 2018, 2017 and 2016, respectively)

The Cable Networks segment is composed of Showtime Networks, which operates the Company’s premium subscription program services and a direct-to-consumer digital streaming subscription offering; and Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel and a direct-to-consumer digital streaming subscription service.

Showtime Networks. Showtime Networks owns and operates three commercial-free, premium subscription program services in the U.S.: Showtime, offering original series, recently released theatrical feature films, documentaries, boxing and other sports-related programming, and special events; The Movie Channel, offering recently released theatrical feature films and related programming; and Flix, offering theatrical feature films primarily from the last several decades; and a direct-to-consumer digital streaming subscription offering of the Showtime service. At December 31, 2018, subscriptions to Showtime (including its direct-to-consumer digital streaming subscription offering) totaled approximately 27 million in the U.S., certain U.S. territories and Bermuda.

The Showtime direct-to-consumer digital streaming subscription offering allows subscribers to view on-demand programming as well as the live telecast of the east and west coast feeds of Showtime, and is available for purchase (without an MVPD video subscription) at showtime.com™, through the Showtime app on multiple digital platforms, including Apple, Android and Roku devices, as part of a Spotify package available to college students, and as an add-on subscription to Amazon Prime, DIRECTV NOW, Hulu, Sling TV and YouTube TV. Showtime Networks also makes Showtime Anytime®, an authenticated version of Showtime, available at showtimeanytime.com™ and, via certain internet-connected devices, through a Showtime Anytime app, free of charge to Showtime subscribers as part of their Showtime subscription through participating distributors. Showtime Anytime enables Showtime subscribers to view on-demand programming as well as the live telecast of the east and west coast feeds of Showtime. Versions of Showtime, The Movie Channel and Flix are also available on-demand, enabling traditional television subscribers to watch individual programs at their convenience. Showtime Networks additionally operates the Website SHO.com™, which promotes Showtime, The Movie Channel and Flix programming, and provides information and entertainment and other services.

Showtime Networks derives revenue principally from the license of its program services to numerous MVPDs, with a substantial portion of such revenue coming from three of the largest such distributors. The costs of acquiring exhibition rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from motion picture studios and other distributors typically covering the U.S. and Bermuda for varying durations. Showtime Networks’ original series telecast in 2018 included Homeland, Ray Donovan, Billions, The Affair, The Chi, Kidding, Who is America?, Our Cartoon President and Shameless, among others. In 2018, Showtime Networks also telecast limited series Escape at Dannemora and Patrick Melrose, documentary series, including The Circus: Inside the Wildest Political Show on Earth, The Fourth Estate, The Trade and Enemies: The President, Justice & The FBI, and various sports-related programs and documentary series, including Inside the NFL and Shut Up and Dribble. Showtime Networks also produces and/or provides special events on a pay-per-view basis, including the Tyson Fury vs. Deontay Wilder pay-per-view boxing match in December 2018, which was available for purchase by both Showtime subscribers and non-subscribers through the Showtime app and third-party distributors.

Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives revenue by licensing rights it retains in certain of its original programming. The Company enters into licensing arrangements with television networks, digital platforms, including Amazon and Netflix, and/or other media companies for the exhibition of certain Showtime original programming domestically and in various international territories. For example, the Company has output agreements, including with Bell Media Inc. for Canada, with Sky-affiliated entities for Austria, Germany, Ireland, Italy and the U.K., with Moviestar + for Spain, with Canal + Group for France, with Fox Networks Group Asia for Southeast Asia, and with Hotstar’s streaming service for India.

Showtime Networks also owns a majority of and manages Smithsonian Networks, a venture with Smithsonian Institution, which operates Smithsonian Channel, a basic cable service in the U.S., featuring programs of a cultural, historical, scientific and educational nature. Smithsonian Networks makes Smithsonian Channel content available via MVPDs and virtual MVPDs in the U.S. and licenses Smithsonian Channel content outside of the U.S., including in connection with Smithsonian Channel in Canada, in which Smithsonian Networks owns a minority interest. Smithsonian Networks also operates the Website SmithsonianChannel.com™ and various apps, which promote Smithsonian Channel programming and provide information and entertainment services. Smithsonian Networks also operates Smithsonian Channel Plus, a direct-to-consumer digital streaming subscription service, which launched in December 2018, that allows subscribers to view on-demand programming, including 4K Ultra HD series and documentaries.

Cable Networks Competition.

Showtime Networks. Showtime Networks primarily competes with other providers of premium subscription program services in the U.S., including Home Box Office, Inc. and Starz, LLC. Competition among these premium subscription program services in the U.S. is dependent on: (i) the production, acquisition and packaging of original series and other original programming and the acquisition and packaging of an adequate number of recently released theatrical motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to distributors for carriage so as to favorably position and package Showtime Networks’ premium subscription program services to subscribers. In addition, Showtime Networks competes with digital subscription programming services, such as Amazon, Hulu and Netflix, for original programming, theatrical motion pictures and viewership. Showtime

Networks also competes for programming, distribution and/or audiences with basic cable program services, broadcast television and other media, including video games and other internet apps.

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

Publishing (6% of the Company’s consolidated revenues in each of 2018, 2017 and 2016, and 5%, 5% and 4% of the Company’s total segment operating income in 2018, 2017 and 2016, respectively)

The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

Simon & Schuster publishes and distributes adult and children’s consumer books in printed, digital and audio formats in the U.S. and internationally. Its digital formats include electronic books and audio books. Simon & Schuster’s major adult imprints include Simon & Schuster, Pocket Books, Scribner, Atria Books, Gallery Books, and Adams Media®. Simon & Schuster’s major children’s imprints include Simon Pulse®, Aladdin®, Atheneum Books for Young Readers®, Margaret K. McElderry Books™, Saga Press™, Salaam Reads® and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on the products of certain CBS businesses as well as those of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on its own Websites, social media, and general internet sites as well as those dedicated to individual titles. Its created assets include online videos showcasing Simon & Schuster authors and new releases on AOL, YouTube, Amazon, Bio.com, MSN.com, Google Newsstand, iTunes, SimonandSchuster.com and other sites. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada, Simon & Schuster Australia, Simon & Schuster India and other distributors, as well as the publication of locally originated titles by its international companies.

In 2018, Simon & Schuster had 206 New York Times bestsellers in hardcover, paperback, audio and electronic formats, collectively, including 28 New York Times #1 bestsellers. Best-selling titles in 2018 included Fear: Trump in the White House by Bob Woodward, The Outsider by Stephen King and Whiskey in a Teacup by Reese Witherspoon. Best-selling children’s titles include Queen of Air and Darkness by Cassandra Clare, Dork Diaries #13 by Rachel Renée Russell and To All the Boys I’ve Loved Before by Jenny Han. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster’s books over the internet.

The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases represent a significant portion of Simon & Schuster’s sales throughout the year. Simon & Schuster’s top two accounts drive a significant portion of its annual revenue. Consumer print books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. In 2018, the sale of digital content represented approximately 23% of Simon & Schuster’s revenues. The Company expects that digital content will continue to represent a significant portion of Simon & Schuster revenues in the coming years.

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

Local Media (13%, 12% and 14% of the Company’s consolidated revenues in 2018, 2017 and 2016, respectively, and 20%, 17% and 21% of the Company’s total segment operating income in 2018, 2017 and 2016, respectively)

The Local Media segment is composed of CBS Television Stations, the Company’s 29 owned broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The licenses are renewable every eight years. The Company’s television stations are located in the 5 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area (“DMA”) in 10 major markets. These multiple station markets are: New York (market #1), Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #8), Boston (market #9), Detroit (market #14), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), and Pittsburgh (market #24). This group of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming.

The CBS Television Stations group principally derives its revenues from the sale of advertising time on its television stations. In addition, the CBS Television Stations group receives retransmission fees from MVPDs for authorizing the MVPDs’ carriage of the Company’s owned television stations. The Company also has agreements for the digital streaming of the Company’s owned television stations on virtual MVPDs, including DIRECTV NOW, Hulu with Live TV and YouTube TV. The Company’s direct-to-consumer digital streaming subscription service, CBS All Access, offers an extensive on-demand selection of both current programming and library, original series as well as the ability to stream linear programming from local CBS Television Stations and most CBS television station affiliates. CBS All Access is available at CBS.com and through the CBS app on multiple digital platforms. In December 2018, the Company launched CBSN New York, a direct-to-consumer digital streaming live, advertiser-supported local news network available 24 hours a day, seven days a week that complements CBSN and streams news events from the Company’s owned television stations in New York. The Company’s television stations also have a digital presence on CBS local Websites which are operated by CBS Local Digital Media.  The local Websites and related apps promote the Company’s stations’ programming as well as provide live and on-demand news, traffic, weather, entertainment and sports information, among other services for their local communities. The local Websites principally derive revenues from the sale of advertising.  The “Television Stations and CBS Local Websites” table below includes information with respect to these properties within U.S. television markets. CBS Television Stations and Weigel Broadcasting own and operate through an approximately 50/50 joint venture Start TV™, a national entertainment program service featuring classic television content, movies and original programming focused on female audiences for local television stations’ digital sub-channels, which utilize a local television station's available broadcast spectrum to provide a companion to that station's primary channel.

Local Media Competition. Television stations compete for programming, on‑air talent, audiences and advertising revenues with other stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and, in the case of advertising revenues, with other local and national media. The owned and operated television stations’ competitive position is largely influenced by the quality of the syndicated programs and local news programs in time periods not programmed by the network; the strength of the CBS Television Network programming and, in particular, the viewership of the CBS Television Network in the time period immediately prior to the late evening news; and in some cases, by the quality of the broadcast signal. The Company’s television stations face increasing competition from technologies such as digital audio and visual content, which create new ways for audiences to consume content of their choosing while avoiding traditional commercial advertising. The Company’s television stations’ Websites face competition for advertisers and visitors from other digital sources of local content.

Television Stations and CBS Local Websites
The following table sets forth information regarding the Company’s owned television stations and related local Websites, as of February 13, 2019, within U.S. television markets:

Television Market and Market Rank(1)	Stations	Type	Network Affiliation	CBS Local Websites(2)
New York, NY (#1)	WCBS‑TV	UHF	CBS	newyork.cbslocal.com
	WLNY‑TV	UHF	Independent

Los Angeles, CA (#2)	KCAL‑TV	VHF	Independent	losangeles.cbslocal.com
	KCBS‑TV	UHF	CBS

Chicago, IL (#3)	WBBM‑TV	VHF	CBS	chicago.cbslocal.com

Philadelphia, PA (#4)	KYW‑TV	UHF	CBS	philadelphia.cbslocal.com
	WPSG‑TV	UHF	The CW

Dallas‑Fort Worth, TX (#5)	KTVT‑TV	UHF	CBS	dfw.cbslocal.com
	KTXA‑TV	UHF	Independent

San Francisco, CA (#8)	KPIX‑TV	UHF	CBS	sanfrancisco.cbslocal.com
	KBCW‑TV	UHF	The CW

Boston, MA (#9)	WBZ-TV	UHF	CBS	boston.cbslocal.com
	WSBK-TV	UHF	MyNetworkTV

Atlanta, GA (#10)	WUPA-TV	UHF	The CW	atlanta.cbslocal.com

Tampa-St. Petersburg, FL (#11)	WTOG-TV	UHF	The CW	tampa.cbslocal.com

Seattle-Tacoma, WA (#13)	KSTW-TV	VHF	The CW	seattle.cbslocal.com

Detroit, MI (#14)	WKBD‑TV	UHF	The CW	detroit.cbslocal.com
	WWJ‑TV	UHF	CBS

Minneapolis, MN (#15)	WCCO‑TV	UHF	CBS	minnesota.cbslocal.com
	KCCW‑TV(3)	VHF	CBS

Miami-Ft. Lauderdale, FL (#16)	WFOR‑TV	UHF	CBS	miami.cbslocal.com
	WBFS‑TV	UHF	MyNetworkTV

Denver, CO (#17)	KCNC‑TV	UHF	CBS	denver.cbslocal.com

Sacramento, CA (#20)	KOVR-TV	UHF	CBS	sacramento.cbslocal.com
	KMAX-TV	UHF	The CW

Pittsburgh, PA (#24)	KDKA-TV	UHF	CBS	pittsburgh.cbslocal.com
	WPCW-TV	VHF	The CW

Baltimore, MD (#26)	WJZ‑TV	VHF	CBS	baltimore.cbslocal.com

Indianapolis, IN (#28)	WBXI-CA(4)	UHF	Independent

(1)	Television market (DMA) rankings based on Nielsen Media Research Local Market Universe Estimates, September 2018.

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

REGULATION

The Company’s businesses are subject to and/or affected by regulations of federal, state and local governmental authorities in the U.S. and of national, regional and local authorities in foreign countries. The rules, regulations, policies and procedures affecting these businesses are subject to change. The summaries below should be read in conjunction with the texts of the statutes, rules and regulations described herein. The descriptions do not describe all present and proposed statutes, rules and regulations affecting the Company’s businesses.

Intellectual Property and Privacy

Laws affecting intellectual property are of significant importance to the Company. (See “Intellectual Property” on page I-15 for more information on the Company’s brands).

Unauthorized Distribution of Copyrighted Content and Piracy. Unauthorized distribution, reproduction, exhibition or other exploitation of copyrighted material in television programming, motion pictures, video clips and books, such as through unauthorized stored copies and live streaming, internet downloads, file “sharing” and peer-to-peer services, is a threat to copyright owners’ ability to protect and exploit their property. The Company’s digital delivery services and commercial arrangements with digital content providers help reduce the risks associated with unauthorized access to its content. The Company is also engaged in enforcement and other activities to protect its intellectual property and participates in various litigation, public relations programs and legislative activity. These business strategies and enforcement efforts are dependent upon laws and practices that protect the rights of creators and authorized distributors of content.

Laws and Content. The Company derives revenues from the creation and exploitation of creative content, for which the copyright law, including in the U.S. and other laws in other jurisdictions, grants certain exclusive rights, including to reproduce, publicly perform and distribute such content. The scope and duration of the protection afforded to the Company’s intellectual property depends on the type of property and the laws and regulations of the relevant jurisdiction. Any changes to copyright laws or related regulations that enable the Company to control the distribution of its content, including through court decisions, which diminish the scope of a copyright owner’s exclusive rights could impact the Company. Proposed legal amendments, such as to the law governing territorial exclusivity of the distribution of content in Europe, could adversely impact the Company’s ability to control and distribute its content.

Privacy. The U.S. and international laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company’s interactive businesses. The Company monitors and considers these laws and regulations in the design and operation of its Websites, digital content services and legal and regulatory compliance programs. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to business practices, financial penalties for noncompliance, or otherwise harm the Company's business. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) went into effect in May 2018 and applies to activities conducted from the Company's establishments in the EU or related to products and services that the Company offers to EU users. The GDPR creates new data protection compliance obligations and significantly increases financial penalties for noncompliance. Compliance with evolving U.S. and international consumer privacy and data protection laws requires additional resources and efforts by the Company.

Broadcasting

General. Television broadcasting is subject to the jurisdiction of the FCC pursuant to the Communications Act. The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; determine stations’ frequencies, locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; and impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and, in egregious cases, license revocation or denial of license renewals.

Under the Communications Act, the FCC also regulates certain aspects of the operation of MVPDs and certain other electronic media that compete with broadcast stations.

Indecency and Profanity Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with respect to spontaneous, live programming. The FCC’s maximum forfeiture penalty per station for broadcasting indecent or profane programming is approximately $407,000 per indecent or profane utterance, with a maximum forfeiture exposure of approximately $3.76 million for any continuing violation arising from a single act or failure to act. The Company has been involved in litigation and, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on its broadcast stations included indecent or profane material.

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

License Assignments and Transfers of Licensee Control. The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. Third parties may oppose the Company’s applications to assign, acquire, or transfer control of broadcast licenses.

Ownership Regulation. The Communications Act and FCC rules and regulations limit the ability of individuals and entities to have certain official positions or ownership interests, known as “attributable” interests, above specific levels in broadcast stations. In seeking FCC approval for the acquisition of a broadcast station license, the acquiring person or entity must demonstrate that the acquisition complies with the FCC’s ownership rules or that a waiver of the rules is in the public interest.

Below are descriptions of broadcast ownership rules that are subject to current FCC review. The FCC is reviewing its local television ownership and dual network rules through its most recent quadrennial review that commenced in November 2018 and is separately reviewing its television national audience reach rule.

Local Television Ownership. Under the FCC’s local television ownership rule, one party may own up to two television stations in the same DMA, so long as at least one of the two stations is not among the top-four ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC. A party may also own two television stations in the same DMA if the broadcast service contours of the stations do not overlap. In addition, the FCC will consider whether to permit acquisitions of a second top-four ranked television station in the same market on a case-by-case basis if doing so would serve the public interest, convenience and necessity. “Satellite” television stations that simply rebroadcast the programming of a “parent” television station are exempt from the local television ownership rule if located in the same DMA as the “parent” station. Low power television stations, which are authorized by the FCC to operate at significantly lower power levels than full-service stations, are exempt from FCC ownership rules.

Dual Network Rule. The dual network rule prohibits any of the four major networks, ABC, CBS, FOX and NBC, from combining.

Television National Audience Reach Limitation. Under the national television ownership rule, one party may not own television stations that reach more than 39% of all U.S. television households. In April 2017, the FCC reinstated the UHF discount, which was subsequently upheld by a federal court of appeals, pursuant to which a UHF television station is attributed with reaching only 50% of the television households in its market. In December 2017, the FCC issued a Notice of Proposed Rulemaking pursuant to which it will consider modifying, retaining or eliminating the 39% national television audience reach limitation and/or the UHF discount. The Company currently owns and operates television stations that reach approximately 38% of all U.S. television households not taking into account the UHF discount.

Attribution of Ownership. Under the FCC’s attribution rules, a direct or indirect purchaser of various types of securities of an entity which holds FCC licenses, such as the Company, could violate the foregoing FCC ownership regulations or policies if that purchaser owned or acquired an “attributable” interest in other media properties. Under the FCC’s rules, an “attributable” interest for purposes of the FCC’s broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless the interest holder is properly “insulated” from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent. The FCC is reviewing its single majority voting stockholder attribution exemption, which renders as non‑attributable voting interests up to 49% in a licensee controlled by a single majority voting stockholder. Because NAI holds an attributable interest in both the Company and Viacom Inc., the business of each company is attributable to the other for certain FCC purposes, which may have the effect of limiting and affecting the activities, strategic business alternatives and business terms available to the Company. (See Item 1A. “Risk Factors-The businesses of the Company and Viacom Inc. will be attributable to the other company for certain regulatory purposes, which may limit business opportunities”).

Alien Ownership. In general, the Communications Act prohibits foreign individuals or entities from owning more than 25% of the voting power or equity of the Company. FCC approval is required to exceed the 25% threshold. The FCC has recently approved foreign ownership levels of up to 100% in certain instances, subsequent to its review and approval of specific, named foreign individuals.

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

Children’s Television Programming. FCC rules require television stations to broadcast on their main program stream three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger. FCC rules also impose E/I programming requirements on each additional digital multicast program stream transmitted by television stations, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children’s programming of internet addresses of Websites that contain or link to commercial material or that use program characters to sell products. Regulations also limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger. The FCC is considering relaxing certain of the E/I programming rules.

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

National Broadband Plan/Post-Auction Repack. In 2017, the FCC concluded a series of voluntary auctions to repurpose certain spectrum then utilized by broadcast television stations for use by wireless broadband services. The FCC has mandated that certain television stations that are continuing to operate subsequent to these auctions must change their channels as the FCC “repacks” the remaining spectrum dedicated to broadcast television use. Congress provided that the FCC will assist television stations in retaining their current coverage areas and established a fund to at least partially reimburse broadcasters for reasonable relocation expenses relating to the spectrum-repacking. Certain broadcast television stations, including some of those owned by the Company, are in the process of undertaking this repacking process and seeking reimbursement of associated costs.

Broadcast Transmission Standard. In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also called “ATSC 3.0.” Those full-service television stations using the new standard are subject to certain requirements, including the obligation to continue broadcasting a generally identical program stream in the current ATSC 1.0 broadcast standard. The ATSC 3.0 standard can be used to offer better picture quality and improved mobile broadcast viewing. A television station converting to ATSC 3.0 operation will incur significant costs in equipment purchases and upgrade. In addition, consumers may be required to obtain new television sets or other equipment that are capable of receiving ATSC 3.0 broadcasts. The Company is participating in various ATSC 3.0 testing with other broadcasters, but it is too early to predict any impact of this technical standard on the Company’s operations.

INTELLECTUAL PROPERTY

The Company creates, owns, distributes and exploits under licenses its intellectual property worldwide. It is the Company’s practice to protect its products, including its television and motion picture products, characters, publications and other original and acquired works and audiovisual works made for digital exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBSSports.com®, CBS All Access®, CBSN®, CBSN Local™, CBS Sports HQ®, CNET®, Showtime®, Showtime Anytime®, The Movie Channel®, Flix®, CBS Films®, Network 10™, 10™, 10 Bold™, 10 Peach™, 10 Play™, 10 Daily™, 10 All Access™, CBS Audience Network™, TV.com™, Last.fm®, MetroLyrics®, CSI:®, NCIS®, Entertainment Tonight®, ET Live™, Star Trek®, Simon & Schuster®, CBS Sports Network®, CBS Interactive®, CBS Local Digital Media™ and all the call letters for the Company’s stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

At December 31, 2018, the Company employed approximately 12,770 full-time and part-time salaried employees and had approximately 3,960 additional project-based staff.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ended December 31 is set forth in Note 15 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

CBS Corp. makes available free of charge on its Website, www.cbscorporation.com (Investors section), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company’s Website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These documents are also available on the SEC’s Website at www.sec.gov.

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

RISK FACTORS

For an enterprise as large and complex as the Company, a wide range of factors could affect its business and financial results. The factors described below are considered to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, technological, regulatory or other factors that could have material adverse effects on the Company’s future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s success and profitability are dependent upon audience acceptance of its content, which is difficult to predict.

Television and other content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of such content, and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. The use of evolving ratings technologies and measurements, and viewership on platforms or devices, such as tablets, smart phones and other mobile devices, that is not being fully measured, could have an impact on the Company’s program ratings and advertising revenues. For example, while C-7, a current television industry sales metric, measures live, in-home, commercial viewing plus seven days of digital video recorder (“DVR”) and video-on-demand playback, the viewership occurring on subsequent days of DVR and video-on-demand playback, as well as out-of-home viewing and online and mobile viewership, are excluded from current audience viewership measures. Also, consumer viewership of OTT services continues to grow and is under measured. Low ratings can lead to lower pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company’s television stations will generate the same level of revenues or profitability as previous programming. In addition, the success of the Company’s cable networks and Simon & Schuster is similarly dependent on audience acceptance of its programming and publications, respectively. Low public acceptance of the Company’s content, including its programming and publications, will have an adverse effect on the Company’s results of operations. In addition, any decreased popularity of programming for which the Company has incurred significant commitments could have an adverse effect on its profitability. Programming and talent commitments of the Company, estimated to aggregate approximately $8.98 billion as of December 31, 2018, primarily included $6.62 billion for sports programming rights, $1.71 billion relating to the production and licensing of television and film programming, and $660 million for talent contracts, with $889 million of these amounts payable in and after 2024. A shortfall, now or in the future, in the expected popularity of the programming the Company expects to distribute or the sports events for which the Company has acquired rights, could lead to decreased profitability or losses for a significant period of time.

A decline in advertising expenditures could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets.

The Company derives substantial revenues from the sale of advertising on its broadcast and basic cable networks, television stations, syndicated programming, and digital properties. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly a major market, such as Los Angeles, New York or Chicago, in which the Company owns and operates sizeable businesses, could alter current or prospective advertisers’ spending priorities. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical segments, represent a significant portion of the Company’s advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors’ advertising expenditures may adversely affect the Company’s revenue. Advertisers’ willingness to purchase advertising from the Company may also be affected by a decline in audience ratings for the Company’s programming, the inability of the Company to retain the rights to popular programming, increasing audience fragmentation caused by new program channels and the proliferation of media formats, including the internet and video-on-demand and the deployment of portable digital video devices and new technologies, which allow consumers to live stream and time shift programming, make and store digital copies and skip or fast-forward through advertisements. In addition, the pricing and volume of advertising may be affected by shifts in spending toward digital and mobile offerings, which can deliver targeted advertising promptly, from more traditional media, or toward newer ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as beneficial to the Company as traditional advertising methods. Any reduction in advertising expenditures could have an adverse effect on the Company’s revenues and results of operations.

The Company must respond to rapid changes in technology, content creation, services, standards and changes in consumer behavior in order to remain competitive.

Video, telecommunications and data services technologies used in the entertainment industry are changing rapidly as are the digital publishing and distribution models for books. Advances in technologies or alternative methods of product delivery or storage could reduce subscription or advertiser-supported viewership of the Company’s programming and have a negative effect on the Company’s revenues and profitability. Examples of the foregoing include the convergence of television telecasts and digital delivery of programming to televisions and other devices, video-on-demand platforms, tablets, new video and electronic book formats, user-generated content sites, unauthorized digital distribution of video content including via streaming and downloading, simultaneous live streaming of telecast content which allows users to consume content on demand and in remote locations while avoiding traditional commercial advertisements or subscription payments and “cloud-based” DVR storage. Further, these and other technologies drive changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers and adversely affect its revenues, including devices that allow users to view television programs on a time-delayed basis and technologies, such as DVRs, that enable users to fast-forward or skip advertisements or increase the sharing of subscription content and reduce the demand for electronic sell-through, DVD and Blu-ray Disc products. The Company’s business also may be adversely affected by the use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions and live and stored video streaming boxes and services, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages.

More television and video programming options, including via digital streaming services and platforms, increase competition for viewers. In addition, competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the internet to view on television monitors or other devices, which could diminish viewership of the Company’s programming. Also, the impact of technological changes on MVPDs may adversely affect the Company’s cable networks’ ability to grow revenue. In order to respond to these developments, the Company implements changes to its business models and strategies from time to time. There can be no assurance that the Company’s direct-to-consumer digital streaming business models will continue to successfully respond to changes in technologies and consumer preferences. Anticipating and timely adapting to changes in technology and content consumption and exploiting new sources of revenue from these changes could affect the Company’s ability to continue to increase its revenues.

Increased programming and content costs may adversely affect the Company’s profits.

The Company produces and acquires programming and other content and incurs costs with respect to its content, including for all types of creative talent, such as actors, authors, writers and producers, composers and publishers of music, as well as for marketing and distribution. The Company plans to increase its investment in content and related marketing and distribution, including for its direct-to-consumer digital streaming services. An increase in any of these costs and increased competition from large entertainment companies and additional entrants with substantial resources for the production, acquisition and distribution of new content, including Amazon, Apple, Hulu and Netflix, may lead to decreased profitability. As competition for popular content is intense, the Company may have to increase expenditures for talent and intellectual property rights. In addition, changes in content consumption as well as the increasing number of available digital and other program, entertainment and news services increase the risks associated with the success of all types of content.  There can be no assurance that the Company will recoup its investments in programming and related costs. These factors could have an adverse effect on the Company’s business, financial condition or results of operations.

Piracy of the Company’s programming and other content, including digital piracy, may decrease revenue received from the exploitation of the Company’s programming and other content and adversely affect its businesses and profitability.

Piracy of programming, books and other copyrighted material is prevalent in many parts of the world and is made easier by the availability of digital copies of content, which facilitates the creation, transmission and sharing of high quality unauthorized copies of the Company’s content. Technological advances, which facilitate the streaming of programming via the internet to television screens and other devices, may increase piracy. The proliferation of unauthorized access to content, including through unauthorized live streaming, streaming boxes and apps programmed to seek pirated copies of content, the unauthorized premature release of content and unauthorized account sharing of subscription program services, has an adverse effect on the Company’s businesses and profitability because these unauthorized actions reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. Increases in piracy would have an adverse effect on the Company’s businesses and profitability. Also, while legal protections exist, piracy and technological tools with which to carry it out continue to escalate, evolve and present challenges for enforcement. The Company enforces its rights against entities that illegally secure and exhibit its content, including streaming the Company’s content without obtaining the consent of or paying compensation to the Company. Failure of legal and technological protections to evolve and enable enhanced enforcement efforts to combat piracy could make it more difficult for the Company to adequately protect its intellectual property, which could negatively impact its value and further increase the Company’s enforcement costs.

Failure by the Company to obtain, create and retain the rights related to popular programming could adversely affect the Company’s revenues.

The Company’s revenues from its television, cable networks and digital services businesses are partially dependent on the Company’s continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication, however, increasingly, these time frames are being shortened. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company’s revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Television Network’s most widely viewed broadcasts, including golf’s Masters Tournament, the PGA Championship, NFL games, NCAA Division I Men’s Basketball Tournament games and series such as Young Sheldon, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments and competes with other buyers to acquire rights to certain programming for Showtime, The Movie Channel and Flix from motion picture producers and other suppliers for varying durations. The Company competes for compelling source material for and the talent necessary to produce programming. In addition, competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company’s failure to obtain or retain rights to popular content could adversely affect the Company’s revenues.

The Company’s businesses operate in highly competitive and consolidating industries.

The Company competes with other media companies for high quality content to achieve large audiences and to generate advertising and subscription revenue. The Company also competes for distribution on various MVPDs and third-party digital platforms. The Company’s ability to attract audiences and advertisers and obtain favorable distribution depends in part on its ability to provide popular programming and books and adapt to new technologies and distribution platforms. The consolidation of advertising agencies, distributors, content providers, printers and television service providers also has increased their negotiating leverage and intensified competition for audiences, advertising revenue, print production and distribution. In addition, consolidation among book retailers and the growth of online sales and electronic books sales have resulted in increased competition for limited physical shelf space for the Company’s publications and for the attention of consumers online. Competition for audiences and advertising comes from: broadcast television stations and networks; cable television systems and networks; motion picture studios; the internet; non-traditional programming services, including increases in the number of direct-to-consumer services; technological innovations in content distribution; terrestrial and satellite radio and portable devices; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company’s stations or networks, or stations or networks might engage in aggressive promotional campaigns. In book publishing, competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. Moreover, the growing use of self-publishing technologies by authors increases competition and could result in decreased use of traditional publishing services. This competition could result in lower ratings and advertising and subscription and other revenues or increased content costs and promotional and other expenses and, consequently, lower the Company’s earnings and cash flow. The Company cannot be assured that it will be able to compete successfully in the future against existing, new or potential competitors, or that competition and consolidation in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.

The loss of affiliation agreements or retransmission agreements or renewals on less favorable terms could materially adversely affect the Company’s results of operations.

The CBS Television Network provides its affiliates with up to approximately 98 hours of regularly scheduled programming per week. In return, the CBS Television Network’s affiliated stations broadcast network-inserted commercials during that programming and pay the Company station affiliation fees. Loss of station affiliation agreements of the CBS Television Network could adversely affect the Company’s results of operations by reducing the reach of the Company’s programming and therefore its attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect the Company’s results of operations. Also, consolidation among television station group owners could increase their negotiating leverage. The non-renewal or termination of retransmission agreements with MVPDs and virtual MVPDs or continued distribution on less favorable terms could also adversely affect the Company’s revenues and its ability to distribute its network programming to a nationwide audience and affect the Company’s ability to sell advertising, which could have a material adverse effect on the Company’s results of operations. Showtime Networks, CBS Sports Network and Smithsonian Networks are also dependent upon the maintenance of distribution agreements with MVPDs and third-party digital platforms and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements could reduce the distribution of Showtime Networks’, CBS Sports Network’s and Smithsonian Networks’ program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. Also, consolidation among MVPDs and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company’s ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all. Moreover, competitive pressures faced by MVPDs, particularly in light of the lower retail prices of digital streaming services, could adversely affect the terms of the Company’s renewals with MVPDs. In addition, MVPDs and digital streaming services continue to develop alternative offerings for consumers, including “skinny bundles,” which are generally smaller than the traditional program package or may allow the consumer to customize its package of program services. To the extent these packages do not include the Company’s programming and become widely accepted in lieu of traditional program packages, the Company could experience a decline in affiliate and subscription revenues.

Cyber attacks or other events that adversely affect the Company’s information systems or result in the breach of proprietary or confidential information could disrupt the Company’s business, harm its reputation and expose the Company to regulatory enforcement and litigation.

Network and information systems and other technologies, including technology systems used in connection with the production and distribution of the Company’s content by the Company or third parties, are important to the Company’s business activities. Despite the Company’s security measures and disaster recovery planning, network and information systems-related events, such as process breakdowns, employee or partner error, cyber attacks or other activities, and power outages, terrorism, natural or other disasters, could result in a disruption or degradation of the Company’s services and operations, damage to equipment and data, and dissatisfaction or loss of viewers, customers or advertisers.  The Company manages, stores, and otherwise processes proprietary information and sensitive or confidential data relating to its operations. The Company may experience breaches or other compromise of the information technology systems it uses for these purposes, as criminal or other actors may be able to penetrate the Company’s network security and misappropriate or compromise the Company’s business information, including intellectual property, financial, personal or other confidential information, or that of third parties, create system disruptions or cause shutdowns. Further, hardware and operating system software and applications that the Company produces or procures from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems.  The costs to address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede the Company’s operations. Breaches of the Company’s security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about the Company or its customers or other third parties could expose such affected parties to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for the Company, damage the Company’s brands and reputation, or otherwise harm the Company’s business. Further, the Company relies in certain limited capacities on third-party data management providers and other vendors whose possible security problems and security vulnerabilities may have similar effects on the Company.

The Company is subject to laws, rules, and regulations in the U.S. and other countries relating to the collection, use, and security of user and other personal data. The Company’s ability to execute transactions and to possess and use personal information and data in conducting its business may require the Company to notify regulators and customers, employees, or other individuals of a data security breach, including in the EU under the GDPR, which took effect in May 2018. The Company will continue to incur expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, but despite such efforts may face regulatory and other legal actions in the event of a data breach or perceived or actual non-compliance with such requirements.

The Company’s operating results are subject to seasonal variations and other factors.

The Company’s business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences, on people’s viewing, reading, attendance and listening habits. Typically, the Company’s revenue from advertising increases in the first and fourth quarters, Simon & Schuster generates an increased portion of its revenues in the second half of the year and license fees for television programming are dependent on the commencement of a license period, mix, number and availability of the Company’s television programming, which may cause operating results to increase or decrease during a period and create non-comparable results relative to the corresponding period in the prior year. In addition, the Company’s advertising revenues benefit when the Company broadcasts the Super Bowl and NCAA Division I Men’s Basketball Tournament National Semifinals and Championship and, in even-numbered years, benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect the Company’s operating results.

Economic conditions may adversely affect the Company’s businesses and customers.

The U.S. and other countries where the Company operates experience slowdowns and volatilities in their economies from time to time. A downturn could lead to lower consumer and business spending for the Company’s products and services, particularly if customers, including advertisers, subscribers, licensees, retailers and other consumers of the Company’s content offerings and services, reduce demands for the Company’s products and services. In addition, in unfavorable economic environments, the Company’s customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations, including distribution of the Company’s content. The Company is unable to predict the duration and severity of weakened economic conditions and such conditions and resultant effects could adversely impact the Company’s businesses, operating results, and financial condition.

Volatility and weakness in capital markets may adversely affect credit availability and related financing costs for the Company.

Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, the Company’s ability to refinance, and the related cost of refinancing, some or all of its debt could be adversely affected. Although the Company can currently access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for the Company. In addition, the Company’s access to and cost of borrowing can be affected by the Company’s short- and long-term debt ratings assigned by credit ratings agencies. These factors, including the tightening of credit markets, or a decrease in the Company’s debt ratings, could adversely affect the Company’s ability to obtain cost-effective financing.

Changes in communications laws or other regulations may have an adverse effect on the Company’s business.

The television broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its television stations. The Company cannot be assured that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s licenses could have a material adverse effect on the Company’s revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television stations and its television networks. FCC regulations prohibit the common ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company’s ability to consummate future transactions and in certain circumstances could require it to divest some television stations. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company’s television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require television stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political or other advertising may adversely affect the Company’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned in whole or in part by cable distribution or telephone company systems) to all cable program services. The Company’s ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. It is difficult to predict the outcome of the FCC’s actions or their effect, if any, on the Company’s broadcasting properties. In addition, changes in or new interpretations of international laws and regulations governing the broadcast and distribution of content, competition and the internet, including those affecting data privacy, as well as the new EU law requiring 30% local content on subscription video on demand services and proposed amendments to the law governing territorial exclusivity of the distribution of content in Europe, may have an adverse impact on the Company’s international businesses and internet properties. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous enforcement or modification of FCC indecency and other program content rules against the broadcast and cable industries could have an adverse effect on the Company’s businesses and results of operations.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC enforces its indecency rules against the broadcasting industry. The FCC has found on a number of occasions that the content of television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending licensees. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. Broadcasting indecent material could result in fines per station of a maximum of approximately $407,000 per utterance and/or the loss of a station’s FCC license.  If the FCC denied a license renewal or revoked the license for one of the Company’s television stations, the Company would lose its authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to the Company’s ability to comply with the rules. Violation of indecency rules could lead to sanctions which may adversely affect the Company’s businesses and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of the Company’s cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

The failure or destruction of satellites and transmitter facilities on which the Company depends to distribute its programming could materially adversely affect the Company’s businesses and results of operations.

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

The Company could suffer losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming.

The Company tests goodwill and indefinite-lived intangible assets, including FCC licenses, for impairment during the fourth quarter of each year and between annual tests if events or circumstances require an interim impairment assessment. A downward revision in the estimated fair value of a reporting unit or intangible assets, including FCC licenses, could result in a non-cash impairment charge. Also, any significant shortfall, now or in the future, in the expected popularity of the Company’s programming could lead to a downward revision in the fair value of such assets. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on the Company’s reported net earnings.

Dividends and dividend rates cannot be guaranteed.

The Company’s Board of Directors assesses relevant factors when considering the declaration of a dividend on the Company’s common stock. The Company cannot guarantee that it will continue to declare dividends, including at the same or similar rates.

The loss of key personnel, including talent, could adversely affect the Company’s business and revenues.

The Company’s business depends upon the continued efforts, abilities and expertise of the Company’s corporate and divisional executive officers and various creative talent and entertainment personalities. The Company believes that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company’s ability to execute its business strategy. The Company employs or contracts with highly regarded directors, actors, producers, authors and other talent who are important to attracting and retaining audiences and achieving the success of the Company’s programming, television stations, books and other content. There can be no assurance that these individuals will remain with or be drawn to the Company or will retain their current appeal. If the Company fails to retain or attract entertainment personalities, authors and talent or they lose their current appeal, the Company’s revenues could be adversely affected.

The Company’s liabilities related to discontinued operations and former businesses could adversely impact its financial condition.

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

The Company could be adversely affected by strikes and other union activity.

The Company, its suppliers and business partners engage the services of writers, directors, actors and other talent, trade employees, players in sports leagues and others who are subject to collective bargaining agreements. If the Company, its suppliers or business partners are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company’s television, cable networks and interactive businesses by disrupting the Company’s ability to provide scheduled services and programming or by causing delays in the production of the Company’s programming. Depending on its duration, any lockout, strike or work stoppage could have an adverse effect on the Company’s revenues, cash flows and/or operating income and/or their timing.

Fluctuations in foreign exchange rates and political and economic risks associated with the Company’s international businesses could harm the Company’s financial condition or results of operations.

The Company’s businesses operate and have customers worldwide. Certain of the Company’s revenues are earned and expenses are incurred in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations. Other inherent risks of doing business in international markets include changes in the economic environment, potentially adverse tax developments, export restrictions, exchange controls, tariffs and other trade and sanctions barriers, longer payment cycles, and changes in privacy and data protection laws. The Company may incur substantial expense as a result of the imposition of new restrictions or changes in the existing economic environment in the regions where it does business. For example, the ongoing “Brexit” processes to withdraw the U.K. from the EU, which is expected to occur in 2019, may adversely affect economic and market conditions in the U.K. and other regions where the Company conducts business and could contribute to volatility in foreign exchange markets. In addition, acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in advertising expenditures, which could materially adversely affect the Company’s business, financial condition or results of operations.

Changes in tax laws, regulations and administrative practices, interpretations and policies may result in material tax liabilities.

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions.  Changes in tax laws, regulations and administrative practices, interpretations and policies in the territories where the Company’s businesses operate may result in material tax liabilities.  The Company’s tax returns are routinely audited by tax authorities and tax-related litigation or settlements may occur resulting in the assessment of additional taxes.  The enactment of the federal tax legislation in December 2017 (the “Tax Reform Act”) may expose the Company to tax risks as a result of the ongoing issuance of interpretive guidance by the U.S. government as to how provisions of the Tax Reform Act are to be applied, which may differ from the Company’s current interpretations.  The aforementioned risks may adversely affect the Company’s effective income tax rate or cash tax payments, which may adversely affect the Company’s business, financial condition or results of operations.

NAI, through its voting control of the Company, is in a position to control actions that require stockholder approval.

NAI, through its direct and indirect ownership of the Company’s voting Class A Common Stock, has voting control of the Company. At February 13, 2019, NAI directly or indirectly owned approximately 79.8% of the Company’s Class A Common Stock, and approximately 10.5% of the Company’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. Mr. Sumner M. Redstone is the beneficial owner of the controlling interest in NAI and, accordingly, beneficially owns all such shares. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the Company's Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company’s Board of Directors. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation director Ms. Shari Redstone. No member of the Company’s management is a trustee of the SMR Trust.

Subject to the terms of the settlement and release agreement entered into by the Company and NAI, among others, on September 9, 2018, NAI is in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending the Company’s bylaws, the election or removal of directors and transactions involving a change of control. For example, the Company’s Amended and Restated Bylaws provide that:

•
the affirmative vote of not less than a majority of the aggregate voting power of all outstanding shares of capital stock of the Company then entitled to vote generally in an election of directors, voting together as a single class, is required for the stockholders of the Company to amend, alter, change, repeal or adopt any bylaws of the Company;

•
any or all of the directors of the Company may be removed from office at any time prior to the expiration of the director’s term of office, with or without cause, only by the affirmative vote of the holders of record of outstanding shares representing at least a majority of all the aggregate voting power of outstanding shares of stock of the Company then entitled to vote generally in the election of directors, voting together as a single class at a special meeting of stockholders called expressly for that purpose; and

•
in accordance with the General Corporation Law of the State of Delaware, stockholders of the Company may act by written consent without a meeting if such stockholders hold the number of shares representing not less than the minimum number of votes that would be necessary to authorize or take such actions at a meeting at which all shares entitled to vote thereon were present and voted.

Accordingly, other stockholders who may have different interests are unable to affect the outcome of any such corporate actions for so long as NAI retains voting control.

Sales of NAI’s shares of the Company’s common stock could adversely affect the stock price.

At February 13, 2019, NAI directly or indirectly owned approximately 79.8% of the Company’s voting Class A Common Stock, and approximately 10.5% of the Company’s Class A Common Stock and non-voting Class B Common Stock on a combined basis.  Based on information received from NAI, NAI has pledged to its lenders shares of the Company’s non-voting Class B Common Stock owned directly or indirectly by NAI.  The aggregate number of shares of non-voting Class B Common Stock pledged by NAI to its lenders represents approximately 4.8% of the Company’s total Class B Common Stock outstanding. If there is a default on NAI’s debt obligations and the lenders foreclose on the collateral, such Class B Common Stock could be sold, which sale could adversely affect the Company’s share price.  There can be no assurance that NAI or its subsidiaries at some future time will not sell or pledge additional shares of the Company’s stock, which could adversely affect the Company’s share price.

Many factors may cause the stock price of the Company’s Class A Common Stock and Class B Common Stock to fluctuate.

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

The businesses of the Company and Viacom Inc. will be attributable to the other company for certain regulatory purposes, which may limit business opportunities.

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

In connection with the Separation, each company will rely on the other company’s performance under various agreements between the companies.

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

NAI and any common director may face actual or potential conflicts of interest.

NAI has voting control of each of the Company and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder through the SMR Trust, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the Company and Chairman Emeritus of Viacom Inc. Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and Viacom Inc. This ownership overlap and this common director could create, or appear to create, potential conflicts of interest when the Company’s and Viacom Inc.’s directors and controlling stockholder face decisions that could have different implications for the Company and Viacom Inc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Viacom Inc. regarding the terms of the agreements governing the Separation and the relationship between the Company and Viacom Inc. thereafter. These agreements include the Separation Agreement, the Tax Matters Agreement and any commercial agreements between the parties or their affiliates. On occasion, the Company and Viacom Inc. may compete with each other in various commercial enterprises. Potential conflicts of interest could also arise if the Company and Viacom Inc. enter into any commercial arrangements with each other in the future. CBS Corp.’s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and Viacom Inc. CBS Corp.’s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of Viacom Inc. acquires knowledge of a potential corporate opportunity for both the Company and Viacom Inc., such director, officer or controlling stockholder may present such opportunity to the Company or Viacom Inc. or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.’s certificate of incorporation provides that the Company renounces any interest in any such opportunity presented to Viacom Inc. Furthermore, CBS Corp.’s certificate of incorporation provides that neither the Company nor Viacom Inc. has any duty to refrain from engaging in the same or similar activities or lines of business as the other corporation, doing business with any potential or actual customer or supplier of the other corporation, or employing or soliciting for employment any officer or employee of the other corporation, and that no officer or director of either corporation shall be liable to the other corporation or the other corporation’s stockholders for breach of any fiduciary duty by reason of any such activities of the Company or Viacom Inc., as the case may be. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company. If any such opportunity is directed to Viacom Inc., rather than the Company, the Company may be materially adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of space, 831,000 square feet of which is office space. The Company occupies approximately 275,000 square feet of the office space and leases the balance to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns studio facilities at the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres. On January 31, 2019, the Company sold the studio facilities known as CBS Television City, located at 7800 Beverly Boulevard, Los Angeles, California, on approximately 25 acres. Showtime Networks leases approximately 230,000 square feet at 1633 Broadway, New York, New York, under a lease which expires in 2026. Simon & Schuster leases approximately 300,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2034. CBS Interactive leases approximately 283,000 square feet of space at 235 Second Street, San Francisco, California, under a lease which expires in 2022. CBS Interactive subleases approximately 90,000 square feet of this space to third parties. Network 10 leases approximately 100,000 square feet of space in the suburbs of Sydney, Australia at 1 Saunders Street, Pyrmont, New South Wales, Australia, under a lease which expires in December 2023. The Company and its subsidiaries also own and lease office, studio and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S., Canada and several other foreign countries for its businesses. The Company considers its properties adequate for its present needs.

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

Investigation-Related Matters. As announced on August 1, 2018, the Company’s Board of Directors (“Board”) retained two law firms to conduct a full investigation of the allegations in recent press reports about the Company’s former Chairman of the Board, President and Chief Executive Officer, Mr. Leslie Moonves, CBS News and cultural issues at all levels of the Company. On December 17, 2018, the Board announced the completion of the investigation, certain findings of the investigation and the Board’s determination, discussed below, with respect to the termination of Mr. Moonves’s employment. The Company has received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office has also requested information about these matters. The Company may receive additional related regulatory and investigative inquiries from these and other entities in the future. The Company is cooperating with these inquiries.

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below.  On November 6, 2018, the Court entered an order consolidating the two actions.  On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action.  On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against the Company, certain current and former senior executives and members of the Board.  The consolidated action is stated to be on behalf of purchasers of the Company’s Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018.  This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

Separation Agreement. On September 9, 2018, the Company entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Leslie Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of the Company. Pursuant to the Separation Agreement, the Company is contributing the aggregate amount of $20 million toward various charitable organizations that support the #MeToo movement and equality for women in the workplace, which organizations were mutually agreed by the Company and Mr. Moonves. The Company has recorded the contribution of $20 million in “Restructuring and other corporate matters” on the Consolidated Statements of Operations for the year ended December 31, 2018. In October 2018, the Company contributed $120 million to a grantor trust. On December 17, 2018, the Board announced that, following its consideration of the findings of the investigation referred to above, it had determined that there were grounds to terminate Mr. Moonves’s employment for cause under his employment agreement with the Company. Any dispute related to the Board’s determination is subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves notified the Company of his election to demand binding arbitration with respect to this matter and the related Board investigation. The assets of the grantor trust will remain in the trust until a final determination in the arbitration. The Company is currently unable to determine the outcome of the arbitration and the amount, if any, that may be awarded thereunder and, accordingly, no accrual for this matter has been made in the Company’s consolidated financial statements.

Claims Related to Former Businesses: Asbestos. The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company’s products is the basis of a claim. Claims against the Company in which a product has been identified most commonly relate to allegations of exposure to asbestos-containing insulating material used in conjunction with turbines.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2018, the Company had pending approximately 31,570 asbestos claims, as compared with approximately 31,660 as of December 31, 2017 and 33,610 as of December 31, 2016. During 2018, the Company received approximately 3,290 new claims and closed or moved to an inactive docket approximately 3,380 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2018 and 2017 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $45 million and $57 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against the Company are non-cancer claims. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has remained generally flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur, including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company’s estimate of its asbestos liabilities.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information concerning the executive officers of the Company as of February 13, 2019.

Name	Age	Title
Joseph R. Ianniello	51	President and Acting Chief Executive Officer
Jonathan H. Anschell	50	Executive Vice President, Deputy General Counsel and Secretary
Richard M. Jones	53	Executive Vice President and General Tax Counsel
Lawrence Liding	50	Executive Vice President, Controller and Chief Accounting Officer
Christina Spade	49	Executive Vice President, Chief Financial Officer
Lawrence P. Tu	64	Senior Executive Vice President and Chief Legal Officer

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption.

Mr. Ianniello has been President and Acting Chief Executive Officer of the Company since September 2018. Prior to that, Mr. Ianniello served as Chief Operating Officer of the Company since June 2013 and as Executive Vice President and Chief Financial Officer of the Company since August 2009. Previously, he served as Deputy Chief Financial Officer of the Company since November 2008, as Senior Vice President, Chief Development Officer and Treasurer of the Company since September 2007, as Senior Vice President, Finance and Treasurer of the Company since January 1, 2006, as Senior Vice President and Treasurer of Former Viacom since July 2005 and as Vice President, Corporate Development of Former Viacom from 2000 to 2005.

Mr. Anschell has been Executive Vice President, Deputy General Counsel and Secretary of the Company since January 1, 2016.  Mr. Anschell also serves as Executive Vice President and General Counsel of CBS Broadcasting Inc., a position he has held since joining the Company in 2004.  Mr. Anschell previously was a partner with the law firm, White O’Connor Curry in Los Angeles, California.

Mr. Jones has been Executive Vice President and General Tax Counsel since August 2014. Previously, he served as Senior Vice President and General Tax Counsel of the Company since January 1, 2006 and for Former Viacom since December 2005. Prior to that, he served as Vice President of Tax, Assistant Treasurer and Tax Counsel for NBC Universal, Inc. since 2003 and he served 13 years with Ernst & Young in its media & entertainment and transaction advisory services practices. Mr. Jones also serves as the Company’s Chief Veteran Officer and served honorably as a non-commissioned officer in the U.S. Army’s 75th Ranger Regiment and 10th Mountain Division.

Mr. Liding has been Executive Vice President, Controller and Chief Accounting Officer of the Company since August 2014. Previously, he served as Senior Vice President, Controller and Chief Accounting Officer of the Company since October 2011, as Vice President, Deputy Controller of the Company since March 2010 and as Vice President, Assistant Controller since January 1, 2006. Prior to that, Mr. Liding joined Former Viacom in 1995 and served as Vice President of Financial Reporting from 2002 through 2005. Effective February 20, 2019, Mr. Liding has been appointed to a newly created role as head of the Company’s operations in China.

Effective February 20, 2019, Mr. David Byrnes has been appointed to succeed Mr. Liding to serve as the Company’s Senior Vice President, Controller and Chief Accounting Officer. Prior to such appointment, Mr. Byrnes, age 48, served as the Company’s Senior Vice President, Internal Audit since 2015 and as Senior Vice President, Finance, CBS Information Solutions & Technology since 2014. Previously, Mr. Byrnes served as Vice President, Finance at Simon & Schuster since 2009 and as Vice President, Corporate Development of the Company since 2008. Prior to that, Mr. Byrnes served five years at Automatic Data Processing, Inc. in various financial positions, including divisional Chief Financial Officer and Vice President of Financial Reporting and Policy, and served 11 years with KPMG LLP in its audit practice.

Ms. Spade has been Executive Vice President, Chief Financial Officer of the Company since October 2018. Previously, she served as Executive Vice President, Chief Financial Officer and Strategy for Showtime Networks Inc. (“Showtime”) since 2013. Prior to that, Ms. Spade served as Senior Vice President, Affiliate Finance and Business Operations for Showtime since 2003. Prior to joining Showtime in 1997, Ms. Spade was an Audit Manager with PricewaterhouseCoopers LLP in its Entertainment, Media and Communications practice.

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
CBS Corporation (the “Company” or “CBS Corp.”) voting Class A Common Stock and CBS Corporation non-voting Class B Common Stock are listed and traded on the New York Stock Exchange under the symbols “CBS.A” and “CBS”, respectively.
On January 31, 2019, the Company announced a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, payable on April 1, 2019. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2018 and 2017, resulting in total annual dividends of $274 million, or $.72 per share, for 2018 and $289 million, or $.72 per share, for 2017. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders.
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of CBS Corp.’s purchases of its Class B Common Stock during the three months ended December 31, 2018.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
October 1, 2018 - October 31, 2018	.7	$55.62	.7	$2,521
November 1, 2018 - November 30, 2018	.1	$57.48	.1	$2,515
December 1, 2018 - December 31, 2018	1.3	$43.59	1.3	$2,457
Total	2.1		2.1	$2,457
As of February 13, 2019, there were approximately 1,368 record holders of CBS Corp. Class A Common Stock and approximately 18,516 record holders of CBS Corp. Class B Common Stock.

Performance Graph
The following graph compares the cumulative total stockholder return on CBS Corp. Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group of companies identified below.
The performance graph assumes $100 invested on December 31, 2013 in each of the Class A and Class B Common Stock of CBS Corp., the S&P 500 and the Peer Group identified below including reinvestment of dividends, through the calendar year ended December 31, 2018.

Total Cumulative Stockholder Return
For Five-Year Period Ended December 31, 2018

December 31,	2013	2014	2015	2016	2017	2018
CBS Corp. Class A Common Stock	$100	$89	$84	$105	$98	$73
CBS Corp. Class B Common Stock	$100	$88	$75	$103	$97	$73
S&P 500	$100	$114	$115	$129	$157	$150
Peer Group (a)	$100	$120	$113	$126	$134	$148
(a) The Peer Group consists of the following companies: The Walt Disney Company, Twenty-First Century Fox, Inc. and Time Warner Inc. (“Time Warner”). In June 2018, Time Warner was acquired by AT&T Inc. and as a result, the peer group performance reflects the conversion of Time Warner common stock to AT&T Inc. common stock as of the date of the merger.

Item 6.	Selected Financial Data.
CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31, (a) (b)
	2018 (c) (d)	2017 (e) (f) (g)	2016 (e) (f)	2015 (e) (h)	2014 (e) (i)
Revenues	$14,514	$13,692	$13,166	$12,671	$12,519
Operating income	$2,768	$2,861	$2,902	$2,684	$2,631
Net earnings from continuing operations	$1,960	$1,309	$1,552	$1,554	$1,151
Net earnings (loss) from discontinued operations, net of tax	$—	$(952)	$(291)	$(141)	$1,808
Net earnings	$1,960	$357	$1,261	$1,413	$2,959

Basic net earnings (loss) per common share:
Net earnings from continuing operations	$5.20	$3.26	$3.50	$3.21	$2.09
Net earnings (loss) from discontinued operations	$—	$(2.37)	$(.66)	$(.29)	$3.29
Net earnings	$5.20	$.89	$2.84	$2.92	$5.38

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$5.14	$3.22	$3.46	$3.18	$2.05
Net earnings (loss) from discontinued operations	$—	$(2.34)	$(.65)	$(.29)	$3.22
Net earnings	$5.14	$.88	$2.81	$2.89	$5.27

Dividends per common share	$.72	$.72	$.66	$.60	$.54

At Year End:
Total assets:
Continuing operations	$21,847	$20,830	$19,642	$18,695	$18,372
Discontinued operations	12	13	4,596	5,070	5,563
Total assets	$21,859	$20,843	$24,238	$23,765	$23,935
Total debt:
Continuing operations	$10,152	$10,162	$9,375	$8,448	$7,112
Discontinued operations	—	—	1,345	—	—
Total debt	$10,152	$10,162	$10,720	$8,448	$7,112
Total Stockholders’ Equity	$2,804	$1,978	$3,689	$5,563	$6,970
(a) During the first quarter of 2018, CBS Corporation (the “Company” or “CBS Corp.”) adopted amended Financial Accounting Standards Board guidance on the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”). As a result, the components of net benefit cost other than the service cost component are presented in the statement of operations below the subtotal of operating income. All prior periods have been recast to conform to this presentation.
(b) On November 16, 2017, the Company completed the disposition of CBS Radio Inc. (“CBS Radio”) through a tax-free split-off. CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. Also included in discontinued operations is CBS Outdoor Americas Inc., which was disposed of in 2014, and Outdoor Europe, which was sold in 2013.
(c) During 2018, the Company recorded expenses of $128 million primarily for professional fees related to legal proceedings, recent investigations at the Company and the evaluation of a potential combination with Viacom Inc.
(d) During 2018, the Company reversed a valuation allowance of $140 million relating to capital loss carryforwards that will be utilized in connection with the sale of CBS Television City, which is classified as held for sale on the Consolidated Balance Sheets.
(e) For 2017, net loss from discontinued operations, net of tax, includes a loss on the split-off of CBS Radio of $105 million, or $.26 per diluted share, and a market value adjustment of $980 million, or $2.41 per diluted share, recorded prior to the split-off to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom Communications Corp. (“Entercom”). Included in net loss from discontinued operations, net of tax, are noncash impairment charges of $444 million ($427 million, net of tax), or $.95 per diluted share, in 2016, and $484 million ($297 million, net of tax), or $.61 per diluted share, in 2015, in each case to reduce the carrying value of CBS Radio’s intangible assets. For 2014, net earnings from discontinued operations, net of tax, included a gain on the disposal of Outdoor Americas Inc. of $1.56 billion, or $2.78 per diluted share.
(f) In 2017, the Company recorded a pension settlement charge of $352 million ($237 million, net of tax), or $.58 per diluted share, and in 2016, the Company recorded a pension settlement charge of $211 million ($130 million, net of tax), or $.29 per diluted share.
(g) In 2017, the Company recorded a provisional charge of $129 million, or $.32 per diluted share, resulting from the enactment of federal tax legislation in December 2017.
(h) In 2015, the Company recorded gains from the sales of internet businesses in China of $139 million ($131 million, net of tax), or $.27 per diluted share.
(i) In 2014, in connection with the early redemption of $1.07 billion of its debt, the Company recorded a pretax loss on early extinguishment of debt of $352 million ($219 million, net of tax), or $.39 per diluted share.

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

Overview
Business Overview and Strategy
The Company operates businesses which span the media and entertainment industries, including the CBS Television Network, cable networks, content production and distribution, television stations, direct-to-consumer digital streaming services and other internet-based businesses, and consumer publishing. The Company’s principal strategy is to create and acquire premium content that is widely accepted by audiences and generate affiliate and subscription fee, licensing and advertising revenues from the distribution of this content on multiple media platforms and to various geographic locations. The Company plans to increase its investment in premium content to enhance its opportunities for revenue growth, which include exhibiting the Company’s content on its direct-to-consumer digital streaming services; expanding the distribution of its content internationally; and securing compensation from multichannel video programming distributors (“MVPDs”), third-party live television digital streaming offerings (“virtual MVPDs”), and television stations affiliated with the CBS Television Network. The Company also seeks to grow its advertising revenues by monetizing all content viewership as industry measurements evolve to reflect viewers’ changing habits. The Company’s continued ability to capitalize on these and other emerging opportunities will provide incremental revenues across all of the Company’s main revenue streams.

Corporate Matters
In August 2018, the Company’s Board of Directors (the “Board”) retained two law firms to conduct a full investigation of allegations in recent press reports about the Company’s former Chairman of the Board, President and Chief Executive Officer, Mr. Leslie Moonves, CBS News and cultural issues at all levels of the Company. In September 2018, Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to a separation and settlement agreement and releases, and the Company appointed its then Chief Operating Officer, Mr. Joseph R. Ianniello, as President and Acting Chief Executive Officer of the Company. The Board is conducting a search for a permanent Chief Executive Officer and Mr. Ianniello is a candidate in this search. On December 17, 2018, the Board announced the completion of the investigation and certain findings of the investigation. Also during 2018, the Company was involved in legal proceedings with its controlling shareholder, National Amusements, Inc., among others, which concluded with the dismissal of all claims pursuant to a settlement and release agreement. Pursuant to this agreement, on September 9, 2018, seven members of the Board resigned and the Board appointed six new members to the Board. On September 23, 2018, two directors who had served as members of the Board prior to September 9, 2018 resigned to pursue other interests, and, on October 21, 2018, another director resigned for health-related reasons. In addition, in early 2018, a potential combination with Viacom Inc. was evaluated by a special committee established by the Board. The uncertainties arising from leadership changes at the Company may have an adverse effect on the Company’s business. In connection with the aforementioned matters, the Company incurred expenses of $128 million in 2018. See “Legal Matters” for certain related information.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operational Highlights 2018 vs. 2017

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
GAAP:
Revenues	$14,514	$13,692	$822	6%
Operating income	$2,768	$2,861	$(93)	(3)%
Net earnings from continuing operations	$1,960	$1,309	$651	50%
Net earnings	$1,960	$357	$1,603	n/m
Diluted EPS from continuing operations	$5.14	$3.22	$1.92	60%
Diluted EPS	$5.14	$.88	$4.26	n/m
Net cash flow provided by operating activities	$1,426	$887	$539	61%

Non-GAAP: (a)
Adjusted operating income	$3,048	$2,905	$143	5%
Adjusted net earnings from continuing operations	$1,979	$1,705	$274	16%
Adjusted net earnings	$1,979	$1,791	$188	10%
Adjusted diluted EPS from continuing operations	$5.19	$4.19	$1.00	24%
Adjusted diluted EPS	$5.19	$4.40	$.79	18%
Adjusted free cash flow	$1,260	$989	$271	27%
n/m - not meaningful
(a) See pages II-8, II-9, II-35 and II-36 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).

For 2018, revenues reached an all-time high of $14.51 billion, an increase of 6% from 2017, driven by growth across each of the Company’s main revenue streams. Advertising revenues grew 8%, driven by record political advertising sales from the 2018 midterm elections and the Company’s acquisition of Network 10 in the fourth quarter of 2017. These increases were partially offset by the absence of the National Semifinals and National Championship games of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”) and five Thursday Night Football games, which were broadcast by the CBS Television Network in 2017. During 2018, the Company experienced strong demand for CBS Television Network advertising. Underlying CBS Television Network advertising revenues in 2018 were comparable with 2017, as higher pricing and higher ratings for Sunday National Football League (“NFL”) games were offset by lower ratings for the Company’s primetime programming. Affiliate and subscription fees increased 7%, driven by 62% growth from the Company’s direct-to-consumer digital streaming services, CBS All Access and Showtime, and higher station affiliation fees and retransmission revenues, including from virtual MVPDs. These increases were partially offset by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in 2017, which reduced the affiliate and subscription fee comparison by eight percentage points. Content licensing and distribution revenues were up 3%, mainly from higher international licensing and the adoption of a new revenue recognition standard in 2018. This new standard resulted in revenues from the distribution of third-party content now being recognized based on the gross amount of consideration received from the customer, with an offsetting increase to participation expenses (see “Adoption of New Revenue Standard”). These increases were partially offset by lower domestic licensing compared with 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating income decreased 3% from 2017. This comparison was impacted by several discrete items, including restructuring charges, costs relating to corporate matters and programming charges resulting from changes in the Company’s programming strategy, primarily at CBS Films. Adjusted operating income increased 5%, primarily reflecting the revenue growth, which was partially offset by an increased investment in content, including a higher number of premium series produced for the Company’s direct-to-consumer digital streaming services, as well as for distribution on other platforms. Net earnings for 2018 were $1.96 billion, or $5.14 per diluted share, compared with $357 million, or $.88 per diluted share, for 2017. The net earnings comparison was impacted by the following discrete items: the reversal of a valuation allowance in 2018, charges in 2017 resulting from a pension settlement and the enactment of federal tax legislation in December 2017 (the “Tax Reform Act”); and, in discontinued operations for 2017, a net loss from the split-off of CBS Radio Inc. (“CBS Radio”) and a noncash charge to adjust the carrying value of CBS Radio. (See Note 17 to the consolidated financial statements.) Adjusted diluted earnings per share (“EPS”) increased 18% to $5.19 for 2018, driven by the higher adjusted operating income and a lower effective income tax rate in 2018, which resulted from the Tax Reform Act, as well as lower weighted average shares outstanding. Adjusted operating income and adjusted diluted EPS are non-GAAP financial measures. See pages II-8 and II-9 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company generated operating cash flow from continuing operations of $1.43 billion in 2018 compared with $793 million in 2017, which included discretionary pension contributions of $600 million to prefund the Company’s qualified pension plans. Adjusted free cash flow was $1.26 billion for 2018 compared with $989 million for 2017. These increases primarily reflected lower cash payments for income taxes and growth in affiliate and subscription fees, which were partially offset by the aforementioned increased investment in content. Adjusted free cash flow is a non-GAAP financial measure. See “Free Cash Flow and Adjusted Free Cash Flow” on pages II-35 and II-36 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with GAAP, to adjusted free cash flow.

Share Repurchases
The following is a summary of the Company’s purchases of its Class B Common Stock during the year ended December 31, 2018:

	Total Number of Shares (in millions)	Average Price Per Share	Dollar Value of Shares Repurchased	Remaining Authorization
Share repurchase program	11.5	$52.06	$600	$2,457

Dividends

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Dividends per share	$.72	$.72	$—	—%
Total dividends	$274	$289	$(15)	(5)%

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
Revenues from the Company’s distribution of third-party content are now recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues, which include content licensing and distribution revenues and advertising revenues, were recognized at the net amount retained by the Company after the payment of fees to the third party. For the year ended December 31, 2018, revenues and operating expenses relating to such distribution arrangements were each $279 million higher under ASC 606 than the amounts that would have been reported under previous accounting guidance, with no impact to operating income.

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
The Company applied the modified retrospective method of adoption and therefore, prior periods continue to be presented under previous accounting guidance. The following table presents the Company’s revenues, operating income, net earnings from continuing operations, and diluted EPS from continuing operations, as well as the corresponding year-over-year comparisons, as if results for the year ended December 31, 2017 were recognized under ASC 606. These amounts are non-GAAP financial measures and are reconciled below to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results for 2017 under ASC 606 is relevant and useful for investors because it allows investors to view results for 2017 on a basis consistent with the 2018 presentation, and makes it easier to compare the Company’s year-over-year results. If revenues were recognized under ASC 606 for 2017, the year-over-year comparisons to 2018 for operating income, net earnings from continuing operations and diluted EPS from continuing operations would have been similar to the comparisons on a reported basis.

	For the Year Ended December 31,
		2017			2018 Reported vs.
	2018 Reported	Reported	ASC 606 Adjustments	Under ASC 606	2017 Reported	2017 Under ASC 606
Revenues	$14,514	$13,692	$239	$13,931	6%	4%

Operating income	$2,768	$2,861	$(5)	$2,856	(3)%	(3)%

Net earnings from continuing operations	$1,960	$1,309	$(4)	$1,305	50%	50%

Diluted EPS from continuing operations	$5.14	$3.22	$(.01)	$3.21	60%	60%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
Results for the years ended December 31, 2018 and 2017 included discrete items that were not part of the normal course of operations. The following tables present non-GAAP financial measures, which exclude the impact of these discrete items, reconciled to the most directly comparable financial measures in accordance with GAAP. The Company believes that presenting its financial results adjusted for the impact of discrete items is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and provides a clearer perspective on the underlying performance of the Company.

Year Ended December 31,	2018	2017
Operating income	$2,768	$2,861
Discrete items:
Restructuring charges	67	63
Corporate matters	128	—
Programming charges	85	—
Other operating items, net (a)	—	(19)
Adjusted operating income	$3,048	$2,905

	Net Earnings from Continuing Operations		Diluted EPS from Continuing Operations (f)
Year Ended December 31,	2018	2017	2018	2017
Reported (GAAP)	$1,960	$1,309	$5.14	$3.22
Discrete items:
Restructuring charges (net of a tax benefit of $17 million in 2018 and $24 million in 2017)	50	39.13		.10
Corporate matters (net of a tax benefit of $29 million)	99	—	.26	—
Programming charges (net of a tax benefit of $21 million)	64	—	.17	—
Other operating items, net (net of a tax benefit of $4 million) (a)	—	(23)	—	(.06)
Loss on early extinguishment of debt (net of a tax benefit of $18 million)	—	31	—	.08
Pension settlement charge (net of a tax benefit of $115 million)	—	237	—	.58
Write-down of investment (net of a tax benefit of $3 million) (b)	—	5	—	.01
Tax law changes (c)	(54)	129	(.14)	.32
Other tax items (d)	(140)	(22)	(.37)	(.05)
Adjusted (Non-GAAP)	$1,979	$1,705	$5.19	$4.19

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Net Earnings		Diluted EPS (f)
Year Ended December 31,	2018	2017	2018	2017
Reported (GAAP)	$1,960	$357	$5.14	$.88
Discrete items:
Restructuring charges (net of a tax benefit of $17 million in 2018 and $24 million in 2017)	50	39.13		.10
Corporate matters (net of a tax benefit of $29 million)	99	—	.26	—
Programming charges (net of a tax benefit of $21 million)	64	—	.17	—
Other operating items, net (net of a tax benefit of $4 million) (a)	—	(23)	—	(.06)
Loss on early extinguishment of debt (net of a tax benefit of $18 million)	—	31	—	.08
Pension settlement charge (net of a tax benefit of $115 million)	—	237	—	.58
Write-down of investment (net of a tax benefit of $3 million) (b)	—	5	—	.01
Tax law changes (c)	(54)	129	(.14)	.32
Other tax items (d)	(140)	(22)	(.37)	(.05)
Discontinued operations items (e)	—	1,038	—	2.55
Adjusted (Non-GAAP)	$1,979	$1,791	$5.19	$4.40
(a) Includes a net gain relating to the disposition of property and equipment.
(b) Reflects the write-down of an investment to its fair value.
(c) For 2018, reflects a net tax benefit associated with changes in tax law and for 2017, reflects a provisional charge resulting from the enactment of the Tax Reform Act in December 2017.
(d) For 2018, reflects the reversal of a valuation allowance relating to capital loss carryforwards that will be utilized in connection with the sale of CBS Television City in the first quarter of 2019. For 2017, primarily reflects a tax benefit from the resolution of certain state income tax matters.
(e) Reflects a loss on the split-off of CBS Radio of $105 million, or $.26 per diluted share; a market value adjustment of $980 million, or $2.41 per diluted share, recorded prior to the split-off to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom Communications Corp. (“Entercom”); adjustments to the loss on disposal of the Company’s Outdoor advertising business; restructuring charges at CBS Radio of $7 million ($4 million, net of tax); and a tax benefit of $45 million from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business.
(f) Amounts may not sum as a result of rounding.
Consolidated Results of Operations—2018 vs. 2017
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2018	Revenues	2017	Revenues	$	%
Advertising	$6,195	43%	$5,753	42%	$442	8%
Content licensing and distribution	4,081	28	3,952	29	129	3
Affiliate and subscription fees	4,003	27	3,758	27	245	7
Other	235	2	229	2	6	3
Total Revenues	$14,514	100%	$13,692	100%	$822	6%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Advertising
For 2018, the 8% increase in advertising revenues was driven by the Company’s acquisition of Network 10 in the fourth quarter of 2017 and record political advertising sales in 2018 associated with the U.S. midterm elections. Underlying CBS Television Network advertising revenues for 2018 were comparable with 2017, as higher pricing and higher ratings for Sunday NFL games were offset by lower ratings for the Company’s primetime programming.
Advertising revenues for 2018 also benefited from higher revenues from the distribution of third-party content, resulting from such revenues now being recognized at the gross amount of consideration received from the customer, with an offsetting increase to operating expenses, as a result of the adoption of a new revenue recognition standard (see “Adoption of New Revenue Standard”). Under previous guidance such distribution revenues were recognized at the net amount retained by the Company after the payment of fees to the third party. These increases were partially offset by the absence of the broadcast of five Thursday Night Football games and the National Semifinals and National Championship games of the NCAA Tournament, which were broadcast on the CBS Television Network in 2017. The National Semifinals and National Championship games of the NCAA Tournament are broadcast by the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner Broadcasting System, Inc. (“Turner”).

In 2019, advertising revenues will benefit from the CBS Television Network’s broadcast of the Super Bowl, which airs on the CBS Television Network on a rotating basis with other networks through 2022 under the current contract with the NFL, and the National Semifinals and National Championship games of the NCAA Tournament. However, the advertising revenue comparison in 2019 will be negatively affected by the benefit in 2018 from record political advertising sales. The CBS Television Network’s upfront advertising sales (“Upfront”) for the 2018/2019 television broadcast season, which runs from the middle of September 2018 through the middle of September 2019, resulted in pricing and volume increases compared with the prior broadcast season, which are expected to benefit the Company’s advertising revenues during the 2018/2019 broadcast season. (See page I-2 for a description of the Upfront market.) However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, in which advertisers purchase the remaining advertising spots closer to the broadcast of the related programming.
Content Licensing and Distribution
Content licensing and distribution revenues are principally comprised of fees from the licensing of internally-produced television programming; fees from the distribution of third-party programming; and revenues from the publishing and distribution of consumer books. For 2018, content licensing and distribution revenues increased 3%, benefiting from higher revenues from the distribution of third-party content, resulting from such revenues now being recognized at the gross amount of consideration received from the customer, with an offsetting increase to participation expense, as a result of the adoption of a new revenue recognition standard (see “Adoption of New Revenue Standard”). Under previous guidance such distribution revenues were recognized at the net amount retained by the Company after the payment of fees to the third party. Content licensing and distribution revenues also reflected growth in international licensing, offset by lower domestic licensing, mainly resulting from several large sales in 2017, including NCIS: New Orleans, Madam Secretary and titles from the CSI franchise.

Content licensing and distribution revenue comparisons are impacted by fluctuations resulting from the timing of the availability of Company-owned television series for multiyear licensing agreements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition. Unrecognized revenues attributable to signed license agreements for produced programming that is not yet available for exhibition were $1.08 billion at December 31, 2018 and $670 million at December 31, 2017,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

which increased to $1.33 billion on January 1, 2018 upon the adoption of ASC 606. At December 31, 2018, the Company had approximately 800 episodes of scripted original programming that had not yet been made available in the secondary domestic marketplace (See page II-59 for a description of the secondary marketplace).

Total outstanding receivables attributable to revenues recognized under licensing agreements were $3.57 billion at December 31, 2018, $4.06 billion at December 31, 2017 and $3.45 billion at January 1, 2018. At December 31, 2018, the total amount due from these receivables was $1.96 billion in 2019, $771 million in 2020, $430 million in 2021, $236 million in 2022, and $181 million in 2023 and thereafter.

Affiliate and Subscription Fees
Affiliate and subscription fees are principally comprised of revenues received from MVPDs and virtual MVPDs for carriage of the Company’s cable networks (“cable affiliate fees”), as well as fees received from television stations affiliated with the CBS Television Network (“station affiliation fees”); fees for authorizing the MVPDs’ and virtual MVPDs’ carriage of the Company’s owned television stations (“retransmission fees”); subscription fees for the Company’s direct-to-consumer digital streaming services; and revenues received for the distribution of pay-per-view boxing events. For 2018, the 7% increase in affiliate and subscription fees reflects 22% growth in station affiliation and retransmission fees and 62% growth from the Company’s direct-to-consumer digital streaming services, CBS All Access and Showtime. These increases were partially offset by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in 2017, which reduced the comparison by eight percentage points.

Over the next two years, agreements with MVPDs and virtual MVPDs, representing approximately 85% of the Company’s total subscribers to these services, and agreements with station affiliates representing approximately 60% of the Company’s total subscribers under its station affiliation agreements, will come up for renewal. Historically, renewals of these agreements have resulted in increases in the rates received by the Company and therefore, the Company expects to benefit from these renewals over the next few years. In addition, the Company’s existing agreements with station affiliates, MVPDs and virtual MVPDs include annual contractual increases. Together, these factors are expected to result in continued growth in affiliate and subscription fees over the next several years.

Other
Other revenues are principally comprised of revenues from the rental of production facilities and ancillary digital revenues.
International Revenues
For 2018, international revenues increased 26% primarily driven by the Company’s acquisition of Network 10 in the fourth quarter of 2017. The Company generated approximately 17% and 15% of its total revenues from international regions in 2018 and 2017, respectively.

		% of		% of
Year Ended December 31,	2018	International	2017	International
United Kingdom	$328	13%	$300	15%
Other Europe	794	31	735	37
Canada	268	11	279	14
Asia	179	7	210	10
Australia	574	23	166	8
Other	392	15	327	16
Total International Revenues	$2,535	100%	$2,017	100%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2018	Expenses	2017	Expenses	$	%
Programming	$2,858	32%	$3,156	37%	$(298)	(9)%
Production	3,402	37	2,873	34	529	18
Participation, distribution and royalty	1,368	15	1,050	13	318	30
Other	1,483	16	1,359	16	124	9
Total Operating Expenses	$9,111	100%	$8,438	100%	$673	8%
Programming
Programming expenses reflect the amortization of acquired programs exhibited on television broadcast and cable networks, and television stations. For 2018, the 9% decrease in programming expenses was primarily driven by lower sports programming costs, resulting from Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in 2017 and the absence of Thursday Night Football and the National Semifinals and National Championship games of the NCAA Tournament, which were broadcast on the CBS Television Network in 2017. These decreases were partially offset by costs for programming on Network 10, which was acquired in the fourth quarter of 2017.
Production
Production expenses reflect the amortization of direct costs of internally-developed television and theatrical film content as well as other television production costs, including on-air talent. For 2018, the 18% increase in production expenses reflected an increased investment in content, including a 17% increase in the number of series produced for distribution on multiple platforms, and the acquisition of Network 10 in the fourth quarter of 2017.

During the fourth quarter of 2018, in connection with recent management changes, the Company implemented changes to its programming strategy, primarily at CBS Films, which will shift its focus from theatrical films to developing content for the Company’s direct-to-consumer digital streaming services. As a result, the Company recorded programming charges of $85 million in 2018.
Participation, Distribution and Royalty
Participation, distribution and royalty costs primarily include participation and residual expenses for television programming, royalty costs for Publishing content and other distribution expenses incurred with respect to television content, such as print and advertising. For 2018, the 30% increase in participation, distribution and royalty costs was primarily driven by the adoption of new revenue recognition guidance, which resulted in revenues from the Company’s distribution of third-party content now being recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues were recognized at the net amount retained by the Company after the payment of fees to the third party. This change resulted in an increase to both revenues and participation expenses of $279 million for 2018, with no impact to the Company’s operating income.

Other
Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing. For 2018, the 9% increase in other operating expenses mainly reflected higher costs associated with growth in the Company’s direct-to-consumer digital streaming services and expenses of Network 10, which was acquired in the fourth quarter of 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses

		% of		% of	Increase/(Decrease)
Year Ended December 31,	2018	Revenues	2017	Revenues	$	%
Selling, general and administrative expenses	$2,217	15%	$2,126	16%	$91	4%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. The 4% increase in SG&A expenses primarily reflected the Company’s acquisition of Network 10 in the fourth quarter of 2017 and higher advertising and marketing costs associated with an increased number of original programs, including for the Company’s direct-to-consumer digital streaming services.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Depreciation and amortization	$223	$223	$—	—%

Restructuring and Other Corporate Matters
During the year ended December 31, 2018, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization and closure of certain business operations. As a result, the Company recorded restructuring charges of $67 million, reflecting $57 million of severance costs and $10 million of costs associated with exiting contractual obligations and other related costs. These restructuring activities are expected to reduce the Company’s annual cost structure by approximately $70 million.

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

As of December 31, 2018, the cumulative settlements for the 2018, 2017, and 2016 restructuring charges were $88 million, of which $74 million was for severance costs and $14 million related to costs associated with exiting contractual obligations and other related costs.

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	December 31, 2018
Entertainment	$45	$27	$(38)	$34
Cable Networks	1	—	(1)	—
Publishing	3	1	(2)	2
Local Media	14	18	(9)	23
Corporate	3	21	(11)	13
Total	$66	$67	$(61)	$72

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2017	2017	Balance at
	December 31, 2016	Charges	Settlements	December 31, 2017
Entertainment	$17	$44	$(16)	$45
Cable Networks	4	—	(3)	1
Publishing	1	5	(3)	3
Local Media	6	12	(4)	14
Corporate	2	2	(1)	3
Total	$30	$63	$(27)	$66
In 2018, the Company recorded expenses of $128 million primarily for professional fees related to legal proceedings, recent investigations at the Company (see “Legal Matters”) and the evaluation of a potential combination with Viacom Inc.

In February 2019, the Company initiated a restructuring plan under which severance payments will be provided to certain eligible employees who voluntarily elect to participate. As a result, the Company expects to record a restructuring charge in the first quarter of 2019. The amount of this charge and the associated future savings will be based on the number of eligible employees who elect to participate in the restructuring plan and therefore cannot currently be determined.

Other Operating Items, Net
For 2017, other operating items, net reflected a net gain relating to the disposition of property and equipment.

Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Interest expense	$(467)	$(457)	$10	2%
Interest income	$57	$64	$(7)	(11)%
The following table presents the Company’s outstanding debt balances, excluding capital leases, and the weighted average interest rate as of December 31, 2018 and 2017:

		Weighted Average		Weighted Average
At December 31,	2018	Interest Rate	2017	Interest Rate
Total long-term debt	$9,435	4.26%	$9,426	4.26%
Commercial paper	$674	3.02%	$679	1.88%
Loss on Early Extinguishment of Debt
For 2017, the loss on early extinguishment of debt of $49 million reflected a pretax loss associated with the Company’s redemption of $800 million of its long-term debt.

Pension Settlement Charges
During 2017, the Company purchased a group annuity contract under which an insurance company permanently assumed the Company’s obligation to pay and administer pension benefits to certain of the Company’s pension plan participants, or their designated beneficiaries, who had been receiving pension benefits. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

was reduced by approximately $800 million, which represented approximately 20% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a settlement charge of $352 million in 2017, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Additionally, during 2017, the Company made discretionary contributions totaling $600 million to prefund its qualified pension plans.

Other Items, Net
The following table presents the components of Other items, net.

Year Ended December 31,	2018	2017
Pension and postretirement benefit costs	$(63)	$(86)
Foreign exchange (losses) gains	(3)	2
Net loss from investments	(3)	(4)
Other items, net	$(69)	$(88)
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

Year Ended December 31,	2018	2017	Increase/(Decrease)
Provision for income taxes before discrete items (a)	$469	$560	(16)%
Impact of tax law changes (b)	(54)	129
Reversal of valuation allowance (c)	(140)	—
Excess tax benefits from stock-based compensation (d)	(1)	(44)
Other discrete items	(1)	(12)
Provision for income taxes	$273	$633	(57)%
Effective income tax rate	11.9%	32.0%
(a) The lower tax provision for the year ended December 31, 2018 primarily reflects a reduction in the federal corporate income tax rate from 35% to 21% as a result of the Tax Reform Act.
(b) During the third quarter of 2018, in connection with the preparation of its 2017 federal tax return, the Company elected to utilize a federal tax law provision that was retroactively renewed in 2018. This tax law provision allowed the Company to immediately expense certain qualified production costs on its 2017 tax return. As a result, during the third quarter of 2018, the Company established a deferred tax liability associated with this deduction at the 2017 federal tax rate of 35%, and concurrently recorded a net tax benefit of $69 million, primarily reflecting the re-measurement of this deferred tax liability at the reduced federal corporate tax rate of 21% under the Tax Reform Act. This benefit was partially offset by a charge of $15 million to adjust the provisional amount of transition tax on cumulative foreign earnings and profits that resulted from the enactment of the Tax Reform Act. (See Note 13 to the consolidated financial statements.) 2017 reflects the impact of the enactment of the Tax Reform Act in December 2017. As a result of this tax law, the Company recorded a net provisional charge of $129 million for the year ended December 31, 2017, reflecting an estimated tax impact of $407 million on the Company’s historical accumulated foreign earnings and profits, partially offset by an estimated benefit of $278 million to adjust the Company’s deferred income tax balances as a result of the reduction in the federal corporate income tax rate from 35% to 21%.
(c) Reflects the reversal of a valuation allowance relating to capital loss carryforwards that will be utilized in connection with the sale of CBS Television City in the first quarter of 2019.
(d) Reflects the difference between the tax benefit from stock-based compensation expense and the deduction on the tax return associated with the exercise of stock options and vesting of RSUs. This difference occurs because stock-based compensation expense is recorded based on the grant-date fair value of the award, whereas the tax deduction is based on the fair value on the date the stock option is exercised or the RSU vests.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For 2019, the Company’s annual effective income tax rate is expected to be approximately 21% before any potential discrete items, including the tax impacts from stock-based compensation.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for the Company’s domestic and international equity investments.

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Domestic	$(77)	$(61)	$(16)	(26)%
International	2	2	—	—
Tax benefit	19	22	(3)	(14)
Equity in loss of investee companies, net of tax	$(56)	$(37)	$(19)	(51)%
Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Net earnings from continuing operations	$1,960	$1,309	$651	50%
Diluted EPS from continuing operations	$5.14	$3.22	$1.92	60%
For 2018, the increase in net earnings from continuing operations of 50% was primarily driven by the lower effective income tax rate in 2018 and a pension settlement charge of $352 million ($237 million, net of tax) in 2017. Diluted EPS from continuing operations grew 60% reflecting higher earnings and lower weighted average shares outstanding.

Net Loss from Discontinued Operations, Net of Tax
On November 16, 2017, the Company completed the split-off of CBS Radio through an exchange offer, in which the Company accepted 17.9 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 101.4 million shares of CBS Radio common stock that it owned. Immediately following the exchange offer, each share of CBS Radio common stock was converted into one share of Entercom Class A common stock upon completion of the merger of CBS Radio and Entercom. CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth details of net earnings (loss) from discontinued operations for the year ended December 31, 2017.

Year Ended December 31, 2017	CBS Radio		Other		Total
Revenues	$1,018		$—		$1,018
Costs and expenses:
Operating	364		—		364
Selling, general and administrative	444		(1)		443
Market value adjustment	980	(a)	—		980
Restructuring charges	7		—		7
Total costs and expenses	1,795		(1)		1,794
Operating income (loss)	(777)		1		(776)
Interest expense	(70)		—		(70)
Other items, net	(2)		—		(2)
Earnings (loss) from discontinued operations	(849)		1		(848)
Income tax benefit (provision)	(55)		45	(b)	(10)
Earnings (loss) from discontinued operations, net of tax	(904)		46		(858)
Net gain (loss) on disposal	(109)		13		(96)
Income tax benefit (provision)	4		(2)		2
Net gain (loss) on disposal, net of tax	(105)		11	(c)	(94)
Net earnings (loss) from discontinued operations, net of tax	$(1,009)		$57		$(952)
(a) During 2017, prior to the split-off, CBS Radio was measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The value of the transaction with Entercom was determined based on Entercom’s stock price at the closing of the transaction and therefore, the Company recorded a market value adjustment of $980 million in 2017 to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom.
(b) Reflects a tax benefit from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.
(c) Reflects adjustments to the loss on disposal of the Company’s outdoor advertising businesses, primarily from a decrease to the guarantee liability associated with the 2013 disposal of the Company’s outdoor advertising business in Europe.

Net Earnings and Diluted EPS

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Net earnings	$1,960	$357	$1,603	n/m
Diluted EPS	$5.14	$.88	$4.26	n/m
n/m - not meaningful
Consolidated Results of Operations— 2017 vs. 2016
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2017	Revenues	2016	Revenues	$	%
Advertising	$5,753	42%	$6,288	48%	$(535)	(9)%
Content licensing and distribution	3,952	29	3,673	28	279	8
Affiliate and subscription fees	3,758	27	2,978	22	780	26
Other	229	2	227	2	2	1
Total Revenues	$13,692	100%	$13,166	100%	$526	4%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Advertising
For 2017, the 9% decrease in advertising revenues primarily reflects the benefit to 2016 from CBS’s broadcast of the Super Bowl, which is broadcast on the CBS Television Network on a rotating basis with other networks. The decline also reflects the benefit in 2016 from political advertising sales during the 2016 Presidential election cycle. Underlying CBS Television Network advertising revenues declined 2% in 2017, mainly as a result of lower ratings for the Company’s programming, which was partially offset by higher pricing.

Content Licensing and Distribution
For 2017, the 8% increase in content licensing and distribution revenues reflected growth in both international and domestic licensing sales. The increase in domestic licensing sales was primarily driven by sales of NCIS: New Orleans, Madam Secretary and several titles from the CSI franchise. Internationally, the Company benefited from strong demand for its content during 2017, reflecting additional titles available for sale as a result of the Company’s increased investment in internally-produced series.

Affiliate and Subscription Fees
For 2017, the 26% increase in affiliate and subscription fees reflects revenues from Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event, which contributed nine points of the growth. Underlying affiliate and subscription fee revenues increased 17%, led by 27% growth in station affiliation fees and retransmission fees, and 98% growth from digital initiatives, including the Company’s owned streaming subscription services, CBS All Access and the Showtime direct-to-consumer digital streaming subscription offering, and virtual MVPDs.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

		% of Total		% of Total
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2017	Expense	2016	Expense	$	%
Programming	$3,156	37%	$2,941	37%	$215	7%
Production	2,873	34	2,658	34	215	8
Participation, distribution and royalty	1,050	13	1,058	13	(8)	(1)
Other	1,359	16	1,299	16	60	5
Total Operating Expenses	$8,438	100%	$7,956	100%	$482	6%
Programming
For 2017, the 7% increase in programming expenses was driven by costs associated with Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event; CBS’s broadcast of the National Semifinals and National Championship games of the NCAA Tournament, and an increased investment in cable programming. Costs in 2016 associated with CBS’s broadcast of Super Bowl 50 partially offset these increases.

Production
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

Other
For 2017, the 5% increase in other operating expenses mainly reflected higher compensation costs associated with the Company’s growth initiatives and increased costs resulting from a higher volume of book sales.

Selling, General and Administrative Expenses

		% of		% of	Increase/(Decrease)
Year Ended December 31,	2017	Revenues	2016	Revenues	$	%
Selling, general and administrative expenses	$2,126	16%	$2,054	16%	$72	4%
For 2017, the 4% increase in SG&A expenses primarily reflected higher advertising and marketing costs, mainly to support the Company’s growth initiatives.
Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Depreciation and amortization	$223	$225	$(2)	(1)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring and Other Corporate Matters
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
Loss on Early Extinguishment of Debt
For 2017, the loss on early extinguishment of debt of $49 million reflected a pretax loss associated with the Company’s redemption of $800 million of its long-term debt.

Pension Settlement Charges
During 2017, the Company purchased a group annuity contract under which an insurance company permanently assumed the Company’s obligation to pay and administer pension benefits to certain of the Company’s pension plan participants, or their designated beneficiaries, who had been receiving pension benefits. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $800 million, which represented approximately 20% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a settlement charge of $352 million in 2017, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Additionally, during 2017, the Company made discretionary contributions totaling $600 million to prefund its qualified pension plans.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During 2016, the Company offered eligible former employees who had not yet initiated pension benefit payments the option to make a one-time election to receive the present value of their pension benefits as a lump-sum distribution or to commence an immediate monthly annuity benefit. As a result, the Company paid a total of $518 million of lump-sum distributions in 2016 using its pension plan assets, which represented 12% of the total obligations of its qualified pension plans. Accordingly, the Company recorded a settlement charge of $211 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

Other Items, Net
The following table presents the components of Other items, net.

Year Ended December 31,	2017	2016
Pension and postretirement benefit costs	$(86)	$(70)
Foreign exchange gains (losses)	2	(12)
Net loss from investments	(4)	—
Other items, net	$(88)	$(82)
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies.

Year Ended December 31,	2017	2016	Increase/(Decrease)
Provision for income taxes before discrete items	$560	$681	(18)%
Impact of tax law changes (a)	129	—
Excess tax benefits from stock-based compensation (b)	(44)	—
Other discrete items (c)	(12)	(53)
Provision for income taxes	$633	$628	1%
Effective income tax rate	32.0%	28.2%
(a) Reflects the impact of the enactment of the Tax Reform Act in December 2017. As a result of this tax law, the Company recorded a net provisional charge of $129 million for the year ended December 31, 2017, reflecting an estimated tax impact of $407 million on the Company’s historical accumulated foreign earnings and profits, partially offset by an estimated benefit of $278 million to adjust the Company’s deferred income tax balances as a result of the reduction in the federal corporate income tax rate from 35% to 21%.
(b) Reflects excess tax benefits associated with the exercise of stock options and vesting of RSUs. During the first quarter of 2017, the Company adopted FASB guidance which requires that the difference between the tax benefit from stock-based compensation expense and the deduction on the tax return be recognized within the income tax provision on the statement of operations. Previously, such difference was recognized in stockholders’ equity on the balance sheet. This difference occurs because stock-based compensation expense is determined based on the grant-date fair value of the award, whereas the tax deduction is based on the fair value on the date the stock option is exercised or the RSU vests. This guidance requires the income statement classification to be applied prospectively, and therefore, excess tax benefits for prior periods remain classified in stockholders’ equity.
(c) For the year ended December 31, 2017, primarily reflects tax benefits from the resolution of certain state income tax matters. For the year ended December 31, 2016, primarily reflects a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for the Company’s domestic and international equity investments.

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Domestic	$(61)	$(67)	$6	9%
International	2	(8)	10	125
Tax benefit	22	25	(3)	(12)
Equity in loss of investee companies, net of tax	$(37)	$(50)	$13	26%
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
For 2017, the decreases in net earnings from continuing operations and diluted EPS from continuing operations of 16% and 7%, respectively, were driven by pension settlement charges of $352 million ($237 million, net of tax) in 2017 compared with $211 million ($130 million, net of tax) in 2016; a provisional charge of $129 million from the enactment of the Tax Reform Act in December 2017; and a charge of $49 million ($31 million, net of tax) from the early extinguishment of debt. Diluted EPS from continuing operations benefited from lower weighted average shares outstanding as a result of the Company’s share repurchases and the shares retired as a result of the split-off of CBS Radio during the fourth quarter of 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Loss from Discontinued Operations, Net of Tax
The following tables set forth details of net earnings (loss) from discontinued operations for the years ended December 31, 2017 and 2016.

Year Ended December 31, 2017	CBS Radio		Other		Total
Revenues	$1,018		$—		$1,018
Costs and expenses:
Operating	364		—		364
Selling, general and administrative	444		(1)		443
Market value adjustment	980	(a)	—		980
Restructuring charges	7		—		7
Total costs and expenses	1,795		(1)		1,794
Operating income (loss)	(777)		1		(776)
Interest expense	(70)		—		(70)
Other items, net	(2)		—		(2)
Earnings (loss) from discontinued operations	(849)		1		(848)
Income tax benefit (provision)	(55)		45	(b)	(10)
Earnings (loss) from discontinued operations, net of tax	(904)		46		(858)
Net gain (loss) on disposal	(109)		13		(96)
Income tax benefit (provision)	4		(2)		2
Net gain (loss) on disposal, net of tax	(105)		11	(c)	(94)
Net earnings (loss) from discontinued operations, net of tax	$(1,009)		$57		$(952)
(a) During 2017, prior to the split-off, CBS Radio was measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The value of the transaction with Entercom was determined based on Entercom’s stock price at the closing of the transaction and therefore, the Company recorded a market value adjustment of $980 million in 2017 to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom.
(b) Reflects a tax benefit from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.
(c) Reflects adjustments to the loss on disposal of the Company’s outdoor advertising businesses, primarily from a decrease to the guarantee liability associated with the 2013 disposal of the Company’s outdoor advertising business in Europe.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2016	CBS Radio		Other (b)	Total
Revenues	$1,220		$—	$1,220
Costs and expenses:
Operating	397		—	397
Selling, general and administrative	496		—	496
Depreciation and amortization	26		—	26
Restructuring charges	8		—	8
Impairment charge	444	(a)	—	444
Total costs and expenses	1,371		—	1,371
Operating loss	(151)		—	(151)
Interest expense	(17)		—	(17)
Other items, net	1		—	1
Loss from discontinued operations	(167)		—	(167)
Income tax provision	(88)		(36)	(124)
Net loss from discontinued operations, net of tax	$(255)		$(36)	$(291)
(a) Reflects a pretax noncash impairment charge of $444 million ($427 million, net of tax) to reduce the carrying value of CBS Radio’s goodwill and FCC licenses in 11 radio markets to their fair value.
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
Segments

CBS Corp. operates in the following four segments:

ENTERTAINMENT:  The Entertainment segment consists of the CBS Television Network, CBS Television Studios, CBS Global Distribution Group, Network 10, CBS Interactive, CBS Sports Network, and CBS Films as well as the Company’s digital streaming services CBS All Access and CBSN.  Entertainment’s revenues are generated primarily from advertising sales, the licensing and distribution of its content, and affiliate and subscription fees. The Entertainment segment contributed 70% to consolidated revenues in 2018 and 68% to consolidated revenues in each of the years 2017 and 2016, and 55%, 54%, and 53% to total segment operating income in 2018, 2017, and 2016, respectively.

CABLE NETWORKS:  The Cable Networks segment consists of Showtime Networks and its digital subscription streaming offering, and Smithsonian Networks. Cable Networks’ revenues are generated primarily from affiliate and subscription fees and the licensing and distribution of its content. The Cable Networks segment contributed 15%, 17%, and 15% to consolidated revenues in 2018, 2017, and 2016, respectively, and 30%, 35%, and 33% to total segment operating income in 2018, 2017, and 2016, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

PUBLISHING:  The Publishing segment consists of Simon & Schuster’s consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Atria Books. Publishing generates revenues from the distribution of consumer books in print, digital and audio formats. The Publishing segment contributed 6% to consolidated revenues in each of the years 2018, 2017, and 2016, and 5% to total segment operating income in each of the years 2018 and 2017 and 4% to total segment operating income in 2016.

LOCAL MEDIA:  The Local Media segment consists of CBS Television Stations and CBS Local Digital Media, with revenues generated primarily from advertising sales and retransmission fees. The Local Media segment contributed 13%, 12%, and 14% to consolidated revenues in 2018, 2017, and 2016, respectively, and 20%, 17%, and 21% to total segment operating income in 2018, 2017, and 2016, respectively.

During the fourth quarter of 2018, the Company began presenting CBS Sports Network in the Entertainment segment, to reflect changes in management structure and the integration of CBS Sports Network programming with the CBS Television Network. CBS Sports Network was previously included in the Cable Networks segment. Results for all periods presented have been reclassified to conform to this presentation.

The Company presents operating income (loss) excluding costs for restructuring and other corporate matters, programming charges and other operating items, net, each where applicable (“Segment Operating Income”), as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment Operating Income to the Company’s consolidated net earnings is presented in Note 15 to the consolidated financial statements.

Segment Results of Operations - 2018 vs. 2017

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2018	Revenues	2017	Revenues	$	%
Entertainment	$10,178	70%	$9,306	68%	$872	9%
Cable Networks	2,204	15	2,355	17	(151)	(6)
Publishing	825	6	830	6	(5)	(1)
Local Media	1,830	13	1,668	12	162	10
Corporate/Eliminations	(523)	(4)	(467)	(3)	(56)	(12)
Total Revenues	$14,514	100%	$13,692	100%	$822	6%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

		% of Total		% of Total
		Segment		Segment
		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2018	Income	2017	Income	$	%
Segment Operating Income (Loss):
Entertainment	$1,675	55%	$1,578	54%	$97	6%
Cable Networks	915	30	999	35	(84)	(8)
Publishing	144	5	136	5	8	6
Local Media	609	20	497	17	112	23
Corporate	(295)	(10)	(305)	(11)	10	3
Total Segment Operating Income	3,048	100%	2,905	100%	143	5
Restructuring charges	(67)		(63)		(4)	n/m
Corporate matters	(128)		—		(128)	n/m
Programming charges	(85)		—		(85)	n/m
Other operating items, net	—		19		(19)	n/m
Total Operating Income	$2,768		$2,861		$(93)	(3)%
n/m - not meaningful

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Depreciation and Amortization:
Entertainment	$125	$118	$7	6%
Cable Networks	18	20	(2)	(10)
Publishing	6	6	—	—
Local Media	43	45	(2)	(4)
Corporate	31	34	(3)	(9)
Total Depreciation and Amortization	$223	$223	$—	—%
Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, Network 10, CBS Interactive, CBS Sports Network, and CBS Films)

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Revenues	$10,178	$9,306	$872	9%
Segment Operating Income	$1,675	$1,578	$97	6%
Segment Operating Income as a % of revenues	16%	17%
Restructuring charges	$27	$44	$(17)	n/m
Depreciation and amortization	$125	$118	$7	6%
Capital expenditures	$93	$102	$(9)	(9)%
n/m - not meaningful
For 2018, the 9% increase in revenues mainly reflected 29% growth in affiliate and subscription fee revenues, primarily as a result of higher station affiliation fees and growth from the Company’s direct-to-consumer streaming service, CBS All Access. Also contributing to the increase was 7% growth in advertising revenues driven by the acquisition of Network 10 in the fourth quarter of 2017, partially offset by the absence of Thursday Night Football and the National Semifinals and National Championship games of the NCAA Tournament, which were broadcast on the CBS Television Network in 2017. Underlying CBS Television Network advertising revenues for 2018 were comparable with the prior year. Entertainment revenues also benefited from the adoption of a new revenue recognition standard in 2018, which resulted in higher revenues from distribution arrangements, with an offsetting increase to operating expenses. (See Note 16 to the consolidated financial statements.) Content licensing and distribution revenues increased 3%, primarily reflecting this new standard and higher international licensing, partially offset by lower

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

domestic licensing, mainly as a result of several large sales in 2017 including NCIS: New Orleans, Madam Secretary and titles from the CSI franchise.

Operating income increased 6% as a result of higher revenues and lower programming costs associated with the absence of CBS’s broadcast of Thursday Night Football, partially offset by an increased investment in content and digital initiatives. For 2018 and 2017, restructuring charges primarily reflected severance costs and costs associated with exiting contractual obligations and other related costs.

Results in 2019 will benefit from the CBS Television Network’s broadcast of the Super Bowl, which airs on the CBS Television Network on a rotating basis with other networks through 2022 under the current contract, and the broadcast of the National Semifinals and National Championship games of the NCAA Tournament, which are broadcast on the CBS Television Network every other year through 2032 under the current agreement with the NCAA and Turner. Results are also expected to benefit from continued growth in affiliate and subscription fee revenues, driven by the renewal of several of the Company’s agreements with MVPDs and its television station affiliates, as well as annual contractual increases on multiyear agreements. Revenue comparisons will also be affected by fluctuations resulting from the timing of multiyear licensing agreements for television series. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition. In addition, the Company plans to increase its investment in content in 2019, including increasing the number of series on CBS All Access in order to drive long-term subscriber growth. This will increase costs for the Entertainment segment in 2019 compared with 2018.
Cable Networks (Showtime Networks and Smithsonian Networks)

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Revenues	$2,204	$2,355	$(151)	(6)%
Segment Operating Income	$915	$999	$(84)	(8)%
Segment Operating Income as a % of revenues	42%	42%
Depreciation and amortization	$18	$20	$(2)	(10)%
Capital expenditures	$20	$16	$4	25%
For 2018, the 6% decrease in revenues was driven by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in 2017, which impacted the comparison by 12 percentage points. Underlying results reflected growth from the Showtime direct-to-consumer digital streaming subscription offering and higher licensing sales of Showtime original series. As of December 31, 2018, subscriptions totaled approximately 27 million for Showtime, including its direct-to-consumer digital streaming subscription offering, and 32 million for Smithsonian Networks.

Operating income decreased 8% driven by an increased investment in programming, partially offset by growth from the Showtime direct-to-consumer digital streaming subscription offering.

Revenue comparisons in 2019 will be affected by fluctuations resulting from the timing of availability of television series for multiyear licensing agreements. In addition, the Company plans to increase its investment in content in 2019 in order to drive long-term subscriber growth on its direct-to-consumer digital streaming services. This will increase costs for the Cable Networks segment in 2019 compared to 2018.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Revenues	$825	$830	$(5)	(1)%
Segment Operating Income	$144	$136	$8	6%
Segment Operating Income as a % of revenues	17%	16%
Restructuring charges	$1	$5	$(4)	n/m
Depreciation and amortization	$6	$6	$—	—%
Capital expenditures	$7	$5	$2	40%
n/m - not meaningful
For 2018, the 1% decrease in revenues primarily reflects lower sales of print and electronic books, partially offset by 20% growth in digital audio sales. Bestselling titles for 2018 included Fear: Trump in the White House by Bob Woodward, The Outsider by Stephen King and Whiskey in a Teacup by Reese Witherspoon.

The 6% increase in operating income mainly reflects lower production costs. For 2018 and 2017, restructuring charges primarily reflected severance costs.
Local Media (CBS Television Stations and CBS Local Digital Media)

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Revenues	$1,830	$1,668	$162	10%
Segment Operating Income	$609	$497	$112	23%
Segment Operating Income as a % of revenues	33%	30%
Restructuring charges	$18	$12	$6	n/m
Depreciation and amortization	$43	$45	$(2)	(4)%
Capital expenditures	$27	$32	$(5)	(16)%
n/m - not meaningful
For 2018, the 10% increase in revenues reflected higher advertising revenues, driven by record political advertising sales associated with the 2018 midterm elections, and 13% growth in retransmission and subscription fees.

The increase in operating income of 23% primarily reflected the higher revenues. For 2018, restructuring charges reflected severance costs, primarily associated with centralizing certain functions across markets, and costs associated with exiting contractual obligations and other related costs. For 2017, restructuring charges reflected severance costs and costs associated with exiting contractual obligations and other related costs.

In 2019, revenues will benefit from CBS’s broadcast of Super Bowl LIII and continued growth in retransmission revenues, driven by the renewal of several of the Company’s agreements with MVPDs and annual contractual increases on multiyear agreements with MVPDs. However, the revenue comparison will be negatively affected by the benefit in 2018 from record political advertising sales associated with the 2018 midterm elections.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Segment Operating Loss	$(295)	$(305)	$10	3%
Restructuring charges	$21	$2	$19	n/m
Depreciation and amortization	$31	$34	$(3)	(9)%
Capital expenditures	$18	$30	$(12)	(40)%
n/m - not meaningful
Corporate expenses include general corporate overhead, unallocated shared company expenses, and intercompany eliminations. For 2018, corporate expenses decreased 3%, primarily reflecting lower compensation costs resulting from changes in senior management. Restructuring charges in 2018 and 2017 primarily reflected severance and other related costs.

Segment Results of Operations - 2017 vs. 2016

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2017	Revenues	2016	Revenues	$	%
Entertainment	$9,306	68%	$9,020	68%	$286	3%
Cable Networks	2,355	17	2,015	15	340	17
Publishing	830	6	767	6	63	8
Local Media	1,668	12	1,779	14	(111)	(6)
Corporate/Eliminations	(467)	(3)	(415)	(3)	(52)	(13)
Total Revenues	$13,692	100%	$13,166	100%	$526	4%

		% of Total		% of Total
		Segment		Segment
		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2017	Income	2016	Income	$	%
Segment Operating Income (Loss):
Entertainment	$1,578	54%	$1,539	53%	$39	3%
Cable Networks	999	35	959	33	40	4
Publishing	136	5	122	4	14	11
Local Media	497	17	622	21	(125)	(20)
Corporate	(305)	(11)	(311)	(11)	6	2
Total Segment Operating Income	2,905	100%	2,931	100%	(26)	(1)
Restructuring charges	(63)		(30)		(33)	n/m
Corporate matters	—		(8)		8	n/m
Other operating items, net	19		9		10	n/m
Total Operating Income	$2,861		$2,902		$(41)	(1)%
n/m - not meaningful

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Depreciation and Amortization:
Entertainment	$118	$120	$(2)	(2)%
Cable Networks	20	20	—	—
Publishing	6	6	—	—
Local Media	45	44	1	2
Corporate	34	35	(1)	(3)
Total Depreciation and Amortization	$223	$225	$(2)	(1)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, Network 10, CBS Interactive, CBS Sports Network, and CBS Films)

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Revenues	$9,306	$9,020	$286	3%
Segment Operating Income	$1,578	$1,539	$39	3%
Segment Operating Income as a % of revenues	17%	17%
Restructuring charges	$44	$16	$28	n/m
Depreciation and amortization	$118	$120	$(2)	(2)%
Capital expenditures	$102	$102	$—	—%
n/m - not meaningful
For 2017, the 3% increase in revenues was led by growth in affiliate and subscription fees and content licensing and distribution revenues. Affiliate and subscription fees grew 32% as a result of higher station affiliation fees and growth from CBS All Access. Content licensing and distribution revenues increased 10%, driven by the domestic licensing sales of NCIS: New Orleans, Madam Secretary and titles from the CSI franchise, and higher international licensing sales resulting from strong demand for the Company’s content internationally, due in part to increased investment in internally-produced series. These increases were partially offset by lower advertising revenues, mainly as a result of the benefit to 2016 from CBS’s broadcast of Super Bowl 50.

The increase in operating income of 3% was driven by the higher revenues, partially offset by an increased investment in programming, as well as other costs associated with the Company’s growth initiatives. For 2017 and 2016, restructuring charges primarily reflected severance costs and costs associated with exiting contractual obligations and other related costs.
Cable Networks (Showtime Networks and Smithsonian Networks)

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Revenues	$2,355	$2,015	$340	17%
Segment Operating Income	$999	$959	$40	4%
Segment Operating Income as a % of revenues	42%	48%
Restructuring charges	$—	$4	$(4)	n/m
Depreciation and amortization	$20	$20	$—	—%
Capital expenditures	$16	$15	$1	7%
n/m - not meaningful
For 2017, the 17% increase in revenues was driven by Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event, which contributed 13 percentage points to the revenue growth. The increase also reflected growth from the Showtime direct-to-consumer digital streaming subscription offering and higher international licensing sales of Showtime content. These increases were partially offset by lower domestic licensing sales, primarily as a result of sales of several titles, including Penny Dreadful, in 2016. As of December 31, 2017, subscriptions totaled approximately 25 million for Showtime, including the direct-to-consumer digital streaming subscription offering, and 30 million for Smithsonian Networks.

Operating income increased 4% driven by the revenue growth, which was significantly offset by higher costs associated with the pay-per-view boxing event and an increased investment in programming. Restructuring charges in 2016 primarily reflected severance costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing (Simon & Schuster)

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Revenues	$830	$767	$63	8%
Segment Operating Income	$136	$122	$14	11%
Segment Operating Income as a % of revenues	16%	16%
Restructuring charges	$5	$1	$4	n/m
Depreciation and amortization	$6	$6	$—	—%
Capital expenditures	$5	$9	$(4)	(44)%
n/m - not meaningful
For 2017, the 8% increase in revenues reflects higher print book sales and 39% growth in digital audio sales. Bestselling titles for 2018 included What Happened by Hillary Rodham Clinton, Leonardo da Vinci by Walter Isaacson and Sleeping Beauties by Stephen King and Owen King.

The 11% increase in operating income reflects the revenue growth. For 2017 and 2016, restructuring charges primarily reflected severance costs.
Local Media (CBS Television Stations and CBS Local Digital Media)

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Revenues	$1,668	$1,779	$(111)	(6)%
Segment Operating Income	$497	$622	$(125)	(20)%
Segment Operating Income as a % of revenues	30%	35%
Restructuring charges	$12	$6	$6	n/m
Depreciation and amortization	$45	$44	$1	2%
Capital expenditures	$32	$37	$(5)	(14)%
n/m - not meaningful
For 2017, the 6% decrease in revenues was driven by lower advertising revenues, primarily reflecting the benefit to 2016 from political advertising sales during the 2016 Presidential election cycle and CBS’s broadcast of Super Bowl 50. This decrease was partially offset by growth in retransmission fees.

The decrease in operating income of 20% primarily reflected a decline in high-margin political advertising sales. For 2017 and 2016, restructuring charges reflected severance costs and costs associated with exiting contractual obligations and other related costs.
Corporate

			Increase/(Decrease)
Year Ended December 31,	2017	2016	$	%
Segment Operating Loss	$(305)	$(311)	$6	2%
Restructuring charges	$2	$3	$(1)	n/m
Depreciation and amortization	$34	$35	$(1)	(3)%
Capital expenditures	$30	$33	$(3)	(9)%
n/m - not meaningful
Corporate expenses include general corporate overhead, unallocated shared company expenses, and intercompany eliminations. Restructuring charges in 2017 and 2016 primarily reflected severance costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financial Position
The balance sheet at December 31, 2018 is presented under ASC 606, the new revenue recognition standard adopted on January 1, 2018, while December 31, 2017 is presented under previous accounting guidance. See Note 16 to the consolidated financial statements for the amount by which each balance sheet line item at December 31, 2018 was impacted by the adoption of ASC 606.

			Increase/(Decrease)
At December 31,	2018	2017	$	%
Current assets:
Cash and cash equivalents	$322	$285	$37	13%
Receivables, net (a)	4,041	3,697	344	9
Programming and other inventory (b)	1,988	1,828	160	9
Prepaid income taxes	27	78	(51)	(65)
All other current assets, net	374	385	(11)	(3)
Total current assets	$6,752	$6,273	$479	8%
(a) The increase primarily relates to the reclassification of the sales returns reserve to “Other current liabilities” as a result of the adoption of ASC 606 and higher receivables from television licensing arrangements.
(b) The increase primarily reflects the payment of sports program rights in advance of the broadcast of the related sporting events.

			Increase/(Decrease)
At December 31,	2018	2017	$	%
Programming and other inventory (a)	$3,883	$2,881	$1,002	35%
(a) The increase primarily reflects higher investment in programming.

			Increase/(Decrease)
At December 31,	2018	2017	$	%
Other assets (a)	$2,424	$2,852	$(428)	(15)%
(a) The decrease reflects lower noncurrent receivables from television licensing arrangements primarily as a result of the adoption of ASC 606 partially offset by restricted cash of $120 million held in a grantor trust related to the separation and settlement agreement between the Company and the former Chairman of the Board, President and Chief Executive Officer of the Company. (See Note 18 to the consolidated financial statements.) As of December 31, 2018, total outstanding receivables from television licensing arrangements, including both current and noncurrent, were $3.57 billion versus $4.06 billion at December 31, 2017 and $3.45 billion at January 1, 2018 upon the adoption of ASC 606. At December 31, 2018, the total amount due from these receivables was $1.96 billion in 2019, $771 million in 2020, $430 million in 2021, $236 million in 2022, and $181 million in 2023 and thereafter.

			Increase/(Decrease)
At December 31,	2018	2017	$	%
Assets held for sale (a)	$33	$34	$(1)	(3)%
(a) Assets held for sale at December 31, 2018 and 2017 include the CBS Television City property and sound stage operation which was sold in January 2019. (See Note 2 to the consolidated financial statements.)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
At December 31,	2018	2017	$	%
Current liabilities:
Accounts payable	$201	$231	$(30)	(13)%
Accrued expenses (a)	522	454	68	15
Participants’ share and royalties payable (b)	1,177	986	191	19
Accrued programming and production costs (c)	704	497	207	42
Commercial paper	674	679	(5)	(1)
All other current liabilities, net (d)	1,295	1,125	170	15
Current liabilities	$4,573	$3,972	$601	15%
(a) The increase primarily reflects accruals for charitable contributions and professional fees associated with corporate matters.
(b) The increase primarily reflects the timing of payments.
(c) The increase primarily reflects increased production of television programming.
(d) The increase primarily reflects the reclassification of the sales returns reserve to “Other current liabilities” as a result of the adoption of ASC 606.

			Increase/(Decrease)
At December 31,	2018	2017	$	%
Participants’ share and royalties payable (a)	$1,159	$1,424	$(265)	(19)%
(a) The decrease primarily reflects lower participation and residual liabilities as a result of the adoption of ASC 606, and the timing of payments.

			Increase/(Decrease)
At December 31,	2018	2017	$	%
Pension and postretirement benefit obligations (a)	$1,388	$1,328	$60	5%
(a) The increase primarily reflects the recognition of interest and service cost, partially offset by contributions to the Company’s non-qualified pension and other postretirement benefits plans to satisfy benefit payments due under these plans.

			Increase/(Decrease)
At December 31,	2018	2017	$	%
Other liabilities (a)	$2,071	$2,197	$(126)	(6)%
(a) The decrease primarily relates to the reduction to a tax liability established during 2017 resulting from the enactment of the Tax Reform Act. This liability reflects the estimated tax on the Company’s historical accumulated foreign earnings and profits, which is payable to the IRS over eight years. The reduction relates to the application of a 2017 federal tax overpayment toward the liability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

			Increase/ (Decrease)		Increase/ (Decrease)
Year Ended December 31,	2018	2017	2018 vs. 2017	2016	2017 vs. 2016
Cash provided by operating activities from:
Continuing operations	$1,425	$793	$632	$1,454	$(661)
Discontinued operations	1	94	(93)	231	(137)
Cash provided by operating activities	1,426	887	539	1,685	(798)
Cash used for investing activities from:
Continuing operations	(325)	(523)	198	(334)	(189)
Discontinued operations	(23)	(24)	1	(6)	(18)
Cash used for investing activities	(348)	(547)	199	(340)	(207)
Cash used for financing activities	(921)	(677)	(244)	(1,046)	369
Net increase (decrease) in cash, cash equivalents and restricted cash	$157	$(337)	$494	$299	$(636)
Operating Activities.  The increase in cash provided by operating activities from continuing operations for 2018 compared with 2017 was primarily driven by lower cash payments for income taxes and growth in affiliate and subscription fees, which were partially offset by an increased investment in internally-produced programming, including a higher number of series produced for distribution on multiple platforms. Operating cash flow for 2017 also included discretionary pension contributions of $600 million to prefund the Company’s qualified plans.

The decrease in cash provided by operating activities from continuing operations for 2017 compared with 2016 was driven by the aforementioned discretionary pension contributions; a decline in advertising revenues including from the benefit in 2016 from CBS’s broadcast of Super Bowl 50; and an increased investment in programming. These decreases were partially offset by higher affiliate and subscription fee revenues.
Cash provided by operating activities from discontinued operations primarily reflected the operating activities of CBS Radio. Operating activities from discontinued operations also included payments and refunds for tax matters in foreign jurisdictions related to previously disposed businesses that are accounted for as discontinued operations.

Cash paid for income taxes for the years ended December 31, 2018, 2017 and 2016 was as follows:

Year Ended December 31,	2018	2017	2016
Cash taxes included in operating activities from continuing operations	$16	$365	$390
Less: Excess tax benefits from the exercise of stock options and vesting of restricted stock units, included in financing activities	—	—	17
Cash paid for income taxes from continuing operations	$16	$365	$373
Cash paid for income taxes in 2018 benefited from a federal income tax overpayment of $484 million in 2017, which included the impact from the retroactive renewal of a federal tax law. Cash paid for income taxes from continuing operations for 2017 and 2016 benefited from the application of prior year federal income tax overpayments of $32 million and $90 million, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

Year Ended December 31,	2018	2017	2016
Investments in and advances to investee companies (a)	$(124)	$(110)	$(81)
Capital expenditures (b)	(165)	(185)	(196)
Acquisitions (including acquired television library), net of cash acquired (c)	(31)	(270)	(92)
Proceeds from dispositions	—	11	20
All other investing activities from continuing operations, net	(5)	31	15
Cash flow used for investing activities from continuing operations	(325)	(523)	(334)
Cash flow used for investing activities from discontinued operations	(23)	(24)	(6)
Cash flow used for investing activities	$(348)	$(547)	$(340)
(a) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(b) Capital expenditures for 2019 are anticipated to be approximately $200 million.
(c) 2018 primarily reflects the acquisition of a digital entertainment media company. 2017 primarily reflects the acquisition of Network 10, one of three major commercial broadcast networks in Australia, for approximately $124 million, net of cash acquired, and the acquisition of a television library. 2016 primarily reflects the acquisitions of a sports-focused digital media business and a publishing business.

Financing Activities

Year Ended December 31,	2018	2017	2016
(Repayments of) proceeds from short-term debt borrowings, net	$(5)	$229	$450
Proceeds from issuance of senior notes	—	1,773	684
Repayment of senior notes and debentures	—	(1,244)	(199)
Repurchase of CBS Corp. Class B Common Stock	(586)	(1,111)	(2,997)
Proceeds from debt borrowings of CBS Radio	—	40	1,452
Repayment of debt borrowings of CBS Radio	—	(43)	(110)
Dividends	(276)	(296)	(288)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(59)	(89)	(58)
Proceeds from exercise of stock options	27	91	21
All other financing activities, net	(22)	(27)	(1)
Cash flow used for financing activities	$(921)	$(677)	$(1,046)

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

As free cash flow and adjusted free cash flow are not measures calculated in accordance with GAAP, free cash flow and adjusted free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by (used for) operating activities as a measure of liquidity or net earnings (loss) as a measure of operating performance. Free cash flow and adjusted free cash flow, as the Company calculates them, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow and adjusted free cash flow as measures of liquidity have certain limitations, do not necessarily represent funds available for discretionary use and are not necessarily measures of the Company’s ability to fund its cash needs. When comparing free cash flow and adjusted free cash flow to net cash flow provided by (used for) operating activities, the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions that are not reflected in free cash flow or adjusted free cash flow.

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow and adjusted free cash flow.

Year Ended December 31,	2018	2017	2016
Net cash flow provided by operating activities	$1,426	$887	$1,685
Capital expenditures	(165)	(185)	(196)
Less: Operating cash flow from discontinued operations	1	94	231
Free cash flow	1,260	608	1,258
Less: Discretionary pension plan contributions, net of tax of $219 million	—	(381)	—
Adjusted free cash flow	$1,260	$989	$1,258

Dividends
For the years ended December 31, 2018, 2017 and 2016, the Company declared total per share dividends of $.72, $.72, and $.66, respectively, which resulted in total annual dividends of $274 million, $289 million and $294 million, respectively.

On January 31, 2019, the Company announced a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, payable on April 1, 2019.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Share Repurchase Program
During 2018, the Company repurchased 11.5 million shares of CBS Corp. Class B Common Stock under its share repurchase program for $600 million, at an average cost of $52.06 per share. At December 31, 2018, $2.46 billion of authorization remained under the share repurchase program.
Capital Structure
The following table sets forth the Company’s debt.

At December 31,	2018	2017
Commercial paper	$674	$679
Senior debt (2.30%-7.875% due 2019-2045)	9,435	9,426
Obligations under capital leases	43	57
Total debt (a)	10,152	10,162
Less commercial paper	674	679
Less current portion of long-term debt	13	19
Total long-term debt, net of current portion	$9,465	$9,464

(a)
At December 31, 2018 and 2017, the senior debt balances included (i) a net unamortized discount of $58 million and $65 million, respectively, (ii) unamortized deferred financing costs of $43 million and $47 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $3 million, respectively. The face value of the Company’s total debt was $10.26 billion at December 31, 2018 and $10.28 billion at December 31, 2017.

During the year ended December 31, 2017, the Company issued $1.80 billion of senior notes and used the net proceeds for the redemption and repayment of $1.20 billion of senior notes, of which $800 million was redeemed prior to maturity, resulting in a pre-tax loss on early extinguishment of debt of $49 million ($31 million, net of tax). The remaining proceeds were used for general corporate purposes, including discretionary contributions to the Company’s qualified pension plans and the repayment of short-term borrowings, including commercial paper.

At December 31, 2018, the Company classified $600 million of debt maturing in August 2019 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

At December 31, 2018, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2024 and
	2019	2020	2021	2022	2023	Thereafter
Long-term debt	$600	$—	$300	$700	$1,033	$6,907
Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.50 billion commercial paper program of $674 million and $679 million at December 31, 2018 and 2017, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 3.02% and 1.88% at December 31, 2018 and 2017, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Credit Facility
At December 31, 2018, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.
The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2018, the Company’s Consolidated Leverage Ratio was approximately 3.1x.

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

The Credit Facility is used for general corporate purposes. At December 31, 2018, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its Credit Facility, which had $2.49 billion of remaining availability at December 31, 2018, and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Funding for the Company’s long-term debt obligations due over the next five years of $2.63 billion is expected to come from the Company’s ability to refinance its debt and cash generated from operating activities.

At December 31, 2018, the Company had $2.46 billion of remaining availability under its share repurchase program. Share repurchases under the program are expected to be funded by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations
As of December 31, 2018, payments due by period under the Company’s significant contractual obligations with remaining terms in excess of one year were as follows:

	Payments Due by Period
					2024 and
	Total	2019	2020-2021	2022-2023	Thereafter
Programming and talent commitments (a)	$8,982	$2,270	$3,819	$2,004	$889
Purchase obligations (b)	795	285	418	34	58
Operating leases (c)	1,101	174	251	211	465
Long-term debt obligations (d)	9,540	600	300	1,733	6,907
Interest commitments on long-term debt (e)	4,716	401	773	695	2,847
Capital lease obligations (including interest) (f)	47	13	23	9	2
Other long-term contractual obligations (g)	1,469	—	929	311	229
Total	$26,650	$3,743	$6,513	$4,997	$11,397
(a) Programming and talent commitments of the Company primarily include $6.62 billion for sports programming rights, $1.71 billion relating to the production and licensing of television and film programming, and $660 million for talent contracts.
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

The table above excludes $266 million of reserves for uncertain tax positions and the related accrued interest and penalties, as the Company cannot reasonably predict the amount of and timing of cash payments relating to this obligation.

In 2019, the Company expects to make contributions of approximately $60 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2019, the Company expects to contribute approximately $48 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2018, the outstanding letters of credit and surety bonds approximated $100 million and were not recorded on the Consolidated Balance Sheet.

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

Goodwill and Intangible Assets Impairment Test
The Company performs a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised of television FCC licenses and international broadcast licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company’s television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2018 the Company had 14 television markets with FCC license book values. For international broadcast licenses, the Company considers all of its broadcast licenses within a country to be a single unit of accounting because the international broadcast licenses at this level represent their highest and best use. At December 31, 2018, the Company had international broadcast licenses in Australia.

Goodwill is tested for impairment at the reporting unit level. During the fourth quarter of 2018, the Company began including CBS Sports Network within the Television reporting unit, which is a component of the Entertainment operating segment, reflecting changes in management structure and the integration of CBS Sports Network programming with the CBS Television Network. Prior to this change, CBS Sports Network was a standalone reporting unit and a component of the Cable Networks operating segment. At December 31, 2018, the Company had seven reporting units with goodwill balances, each one level below their respective operating segments, except for the Cable Networks reporting unit and the Publishing reporting unit, which are each the same as their respective operating segments because these operating segments each have only one component.

Television FCC Licenses and International Broadcast Licenses- For its annual impairment test, the Company performs qualitative assessments for each market or country that management estimates the FCC licenses or international broadcast licenses have an aggregate fair value that significantly exceed their respective carrying values. In selecting markets or international broadcast licenses for a qualitative assessment, the Company also considers the duration of time since a quantitative test was performed. For the 2018 annual impairment test, the Company performed qualitative assessments for all 14 of its U.S. television markets. For each of these markets, the Company weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as market share and capital expenditures. The Company also considered the macroeconomic impact on discount rates and growth rates, as well as the impact from recent tax law changes. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

For 2018, the Company performed a quantitative impairment test for international broadcast licenses. A quantitative impairment test compares the estimated fair value of the licenses with their carrying value. The estimated fair value is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall revenues in the relevant market, the start-up station’s operating costs and capital expenditures, and a five-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. The overall revenues in the subject market are estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rate is determined based on the risk of achieving the projected cash flows, including the risk applicable to the industry and the market as a whole. The discount rate and perpetual nominal growth rate used for international broadcast licenses for 2018 were 11% and 0.5%, respectively. The Company concluded that the estimated fair value of international broadcast licenses, which were recorded at fair value in the fourth quarter of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2017 when the Company acquired Network 10, continues to approximate the carrying value and therefore no impairment charge was required.

The estimated fair values of the FCC licenses and international broadcast licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which the Company owns and operates television stations. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, or a decline in the local television advertising marketplace in the U.S. or the advertising marketplace in Australia could result in a downward revision to the Company’s current assumptions and judgments. Various factors may contribute to a future decline in an advertising marketplace including declines in economic conditions; an other-than-temporary decrease in spending by advertisers in certain industries that have historically represented a significant portion of television advertising revenues in that market; a shift by advertisers to competing advertising platforms; changes in consumer behavior; and/or a change in population size. A downward revision to the present value of future cash flows could result in impairment and a noncash charge would be required.  Such a charge could have a material effect on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet.

Goodwill-For its annual impairment test, the Company performs qualitative assessments for each reporting unit that management estimates have fair values that significantly exceed their respective carrying values. For the 2018 annual impairment test, the Company performed qualitative assessments for seven reporting units. For each of these reporting units, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry. The Company also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units, and that the lower tax rate from recent tax law changes would positively impact the fair value of the reporting units.  Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that for these seven reporting units, it is not more likely than not that the fair value of each reporting unit is less than its respective carrying amount and therefore performing the quantitative impairment test was unnecessary.

For 2018, the Company performed a quantitative goodwill impairment test for the CBS Sports Network reporting unit prior to the inclusion of this business in the CBS Television reporting unit. The quantitative goodwill impairment test examines whether the carrying value of a reporting unit exceeds its estimated fair value, which is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values of comparable businesses (“Market Comparable Method”). If the carrying value exceeds the estimated fair value, an impairment charge is recognized as the amount by which the carrying value exceeds the fair value. For 2018, the Discounted Cash Flow Method and Market Comparable Method for CBS Sports Network resulted in similar estimated fair values. The Discounted Cash Flow Method adds the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires the use of significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends.  The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections and for 2018 was 2.0%. The discount rate, which for 2018 was 8.5%, is determined based on the risk of achieving the projected cash flows, including the risk applicable to the industry and the market as a whole.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the 2018 annual impairment test the Company concluded that the estimated fair value of the CBS Sports Network reporting unit, which at December 31, 2018 had a goodwill balance of $261 million, exceeded its carrying value by 16% and therefore no impairment charge was required. An increase to the discount rate of 83 basis points, or a decrease to the perpetual nominal growth rate of 135 basis points, assuming no changes to other factors, would cause the fair value of the CBS Sports Network reporting unit to fall below its carrying value.

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

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet the Company’s pension plans’ expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2018, the unrecognized actuarial losses included in accumulated other comprehensive income increased from the prior year-end due primarily to the unfavorable performance of pension plan assets, partially offset by the impact from an increase in the discount rate and the amortization of actuarial losses. A 25 basis point change in the discount rate would result in an estimated change to the projected benefit obligation of approximately $92 million and would not have a material impact on 2019 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $6 million to 2019 pension expense.

Income Taxes
The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes.  When recording an interim worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a future tax return, the Company evaluates each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions of $266 million at December 31, 2018 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

During 2017, as a result of the enactment of the Tax Reform Act on December 22, 2017, the Company recorded a provisional charge of $407 million for the estimated tax impact on the Company’s historical accumulated foreign earnings and profits. This amount was based on the Company’s initial estimate. During 2018, the Company completed its analysis of the provisional amounts and recorded a charge of $15 million to adjust the estimated transition tax on cumulative foreign earnings and profits. In January 2019, the U.S. government issued guidance relating to the transition tax. The Company is currently evaluating the impact of this guidance, which will be recorded in the Company’s consolidated financial statements in the first quarter of 2019. In addition, future guidance issued by federal and state authorities regarding the Tax Reform Act could have an impact on the Company’s consolidated financial statements.
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

Investigation-Related Matters. As announced on August 1, 2018, the Company’s Board of Directors (“Board”) retained two law firms to conduct a full investigation of the allegations in recent press reports about the Company’s former Chairman of the Board, President and Chief Executive Officer, Mr. Leslie Moonves, CBS News and cultural issues at all levels of the Company. On December 17, 2018, the Board announced the completion of the investigation, certain findings of the investigation and the Board’s determination, discussed below, with respect to the termination of Mr. Moonves’s employment. The Company has received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office has also requested information about these matters. The Company may receive additional related regulatory and investigative inquiries from these and other entities in the future. The Company is cooperating with these inquiries.

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Company, certain current and former senior executives and members of the Board. The consolidated action is stated to be on behalf of purchasers of the Company’s Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

Separation Agreement. On September 9, 2018, the Company entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Leslie Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of the Company. Pursuant to the Separation Agreement, the Company is contributing the aggregate amount of $20 million toward various charitable organizations that support the #MeToo movement and equality for women in the workplace, which organizations were mutually agreed by the Company and Mr. Moonves. The Company has recorded the contribution of $20 million in “Restructuring and other corporate matters” on the Consolidated Statements of Operations for the year ended December 31, 2018. In October 2018, the Company contributed $120 million to a grantor trust. On December 17, 2018, the Board announced that, following its consideration of the findings of the investigation referred to above, it had determined that there were grounds to terminate Mr. Moonves’s employment for cause under his employment agreement with the Company. Any dispute related to the Board’s determination is subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves notified the Company of his election to demand binding arbitration with respect to this matter and the related Board investigation. The assets of the grantor trust will remain in the trust until a final determination in the arbitration. The Company is currently unable to determine the outcome of the arbitration and the amount, if any, that may be awarded thereunder and, accordingly, no accrual has been made for this matter in the Company’s consolidated financial statements.

Claims Related to Former Businesses: Asbestos. The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company’s products is the basis of a claim. Claims against the Company in which a product has been identified most commonly relate to allegations of exposure to asbestos-containing insulating material used in conjunction with turbines.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2018, the Company had pending approximately 31,570 asbestos claims, as compared with approximately 31,660 as of December 31, 2017 and 33,610 as of December 31, 2016. During 2018, the Company received approximately 3,290 new claims and closed or moved to an inactive docket approximately 3,380 claims. The Company reports claims as closed when it becomes aware that

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2018 and 2017 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $45 million and $57 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against the Company are non-cancer claims. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has remained generally flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur, including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company’s estimate of its asbestos liabilities.

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

At December 31, 2018 and 2017, the notional amount of all foreign currency contracts was $325 million and $410 million, respectively, which represents hedges of expected foreign currency cash flows.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Risk
The Company did not have any interest rate swaps outstanding at December 31, 2018 or December 31, 2017 but in the future may use derivatives to manage its exposure to interest rates.

Credit Risk
The Company continually monitors its positions with, and credit quality of, the financial institutions that are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2018 or 2017, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Related Parties
For a discussion of related parties, see Note 6 to the consolidated financial statements.

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION

By:	/s/ Joseph R. Ianniello
Joseph R. Ianniello President and Acting Chief Executive Officer

By:	/s/ Christina Spade
Christina Spade Executive Vice President, Chief Financial Officer

By:	/s/ Lawrence Liding
Lawrence Liding Executive Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CBS Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CBS Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for net periodic pension and postretirement benefit cost in 2018.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2019

We have served as the Company’s or its predecessor’s auditor since 1970.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues	$14,514	$13,692	$13,166
Costs and expenses:
Operating	9,111	8,438	7,956
Selling, general and administrative	2,217	2,126	2,054
Depreciation and amortization	223	223	225
Restructuring and other corporate matters (Note 4)	195	63	38
Other operating items, net	—	(19)	(9)
Total costs and expenses	11,746	10,831	10,264
Operating income	2,768	2,861	2,902
Interest expense	(467)	(457)	(411)
Interest income	57	64	32
Loss on early extinguishment of debt	—	(49)	—
Pension settlement charges (Note 14)	—	(352)	(211)
Other items, net	(69)	(88)	(82)
Earnings from continuing operations before income taxes and equity in loss of investee companies	2,289	1,979	2,230
Provision for income taxes	(273)	(633)	(628)
Equity in loss of investee companies, net of tax	(56)	(37)	(50)
Net earnings from continuing operations	1,960	1,309	1,552
Net loss from discontinued operations, net of tax (Note 17)	—	(952)	(291)
Net earnings	$1,960	$357	$1,261
Basic net earnings (loss) per common share:
Net earnings from continuing operations	$5.20	$3.26	$3.50
Net loss from discontinued operations	$—	$(2.37)	$(.66)
Net earnings	$5.20	$.89	$2.84

Diluted net earnings (loss) per common share:
Net earnings from continuing operations	$5.14	$3.22	$3.46
Net loss from discontinued operations	$—	$(2.34)	$(.65)
Net earnings	$5.14	$.88	$2.81

Weighted average number of common shares outstanding:
Basic	377	401	444
Diluted	381	407	448
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net earnings	$1,960	$357	$1,261
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(26)	8	(1)
Net actuarial gain (loss) and prior service costs (Note 14)	(87)	97	4
Total other comprehensive income (loss), net of tax	(113)	105	3
Total comprehensive income	$1,847	$462	$1,264
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$322	$285
Receivables, less allowances of $41 (2018) and $49 (2017)	4,041	3,697
Programming and other inventory (Note 5)	1,988	1,828
Prepaid income taxes	27	78
Prepaid expenses	149	194
Other current assets	225	191
Total current assets	6,752	6,273
Property and equipment	2,926	2,947
Less accumulated depreciation and amortization	1,717	1,701
Net property and equipment (Note 2)	1,209	1,246
Programming and other inventory (Note 5)	3,883	2,881
Goodwill (Note 3)	4,920	4,891
Intangible assets (Note 3)	2,638	2,666
Other assets	2,424	2,852
Assets held for sale (Note 2)	33	34
Total Assets	$21,859	$20,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$201	$231
Accrued expenses	522	454
Accrued compensation	346	343
Participants’ share and royalties payable	1,177	986
Accrued programming and production costs	704	497
Deferred revenues	222	219
Commercial paper (Note 8)	674	679
Current portion of long-term debt (Note 8)	13	19
Other current liabilities	714	544
Total current liabilities	4,573	3,972
Long-term debt (Note 8)	9,465	9,464
Participants’ share and royalties payable	1,159	1,424
Pension and postretirement benefit obligations (Note 14)	1,388	1,328
Deferred income tax liabilities, net (Note 13)	399	480
Other liabilities	2,071	2,197

Commitments and contingencies (Note 18)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 35 (2018) and 38 (2017) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 838 (2018) and 834 (2017) shares issued	1	1
Additional paid-in capital	43,637	43,797
Accumulated deficit	(17,201)	(18,900)
Accumulated other comprehensive loss (Note 11)	(775)	(662)
	25,662	24,236
Less treasury stock, at cost; 500 (2018) and 489 (2017) Class B Shares	22,858	22,258
Total Stockholders’ Equity	2,804	1,978
Total Liabilities and Stockholders’ Equity	$21,859	$20,843
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net earnings	$1,960	$357	$1,261
Less: Net loss from discontinued operations, net of tax	—	(952)	(291)
Net earnings from continuing operations	1,960	1,309	1,552
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	223	223	225
Deferred tax provision (benefit)	44	(188)	144
Stock-based compensation	146	179	165
Redemption of debt	—	42	—
Net loss (gain) on disposition and write-down of assets	1	(9)	(18)
Equity in loss of investee companies, net of tax and distributions	58	38	53
Change in assets and liabilities, net of investing and financing activities
(Increase) decrease in receivables	(254)	(268)	36
Increase in inventory and related program and participation liabilities, net	(830)	(728)	(765)
Decrease (increase) in other assets	15	(52)	(85)
Decrease in accounts payable and accrued expenses	(94)	(30)	(16)
(Decrease) increase in pension and postretirement benefit obligations	(47)	(238)	205
Increase in income taxes	213	456	94
(Decrease) increase in deferred revenue	(20)	54	(137)
Other, net	10	5	1
Net cash flow provided by operating activities from continuing operations	1,425	793	1,454
Net cash flow provided by operating activities from discontinued operations	1	94	231
Net cash flow provided by operating activities	1,426	887	1,685
Investing Activities:
Investments in and advances to investee companies	(124)	(110)	(81)
Capital expenditures	(165)	(185)	(196)
Acquisitions (including acquired television library), net of cash acquired	(31)	(270)	(92)
Proceeds from sale of investments	—	10	—
Proceeds from dispositions	—	11	20
Other investing activities	(5)	21	15
Net cash flow used for investing activities from continuing operations	(325)	(523)	(334)
Net cash flow used for investing activities from discontinued operations	(23)	(24)	(6)
Net cash flow used for investing activities	(348)	(547)	(340)
Financing Activities:
(Repayments of) proceeds from short-term debt borrowings, net	(5)	229	450
Proceeds from issuance of senior notes	—	1,773	684
Repayment of senior notes and debentures	—	(1,244)	(199)
Proceeds from debt borrowings of CBS Radio	—	40	1,452
Repayment of debt borrowings of CBS Radio	—	(43)	(110)
Payment of capital lease obligations	(16)	(18)	(18)
Dividends	(276)	(296)	(288)
Purchase of Company common stock	(586)	(1,111)	(2,997)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(59)	(89)	(58)
Proceeds from exercise of stock options	27	91	21
Excess tax benefit from stock-based compensation	—	—	17
Other financing activities	(6)	(9)	—
Net cash flow used for financing activities	(921)	(677)	(1,046)
Net increase (decrease) in cash, cash equivalents and restricted cash	157	(337)	299
Cash and cash equivalents at beginning of year (includes $24 (2017) and $6 (2016) of discontinued operations cash)	285	622	323
Cash, cash equivalents and restricted cash at end of year (includes $120 (2018) of restricted cash and $24 (2016) of discontinued operations cash)	$442	$285	$622
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance, beginning of year	38	$—	38	$—	38	$—
Conversion of A shares into B shares	(3)	—	—	—	—	—
Balance, end of year	35	—	38	—	38	—
Class B Common Stock:
Balance, beginning of year	834	1	829	1	826	1
Conversion of A shares into B shares	3	—	—	—	—	—
Restricted stock unit vests	1	—	3	—	3	—
Exercise of stock options	1	—	3	—	1	—
Retirement of treasury stock	(1)	—	(1)	—	(1)	—
Balance, end of year	838	1	834	1	829	1
Additional Paid-In Capital:
Balance, beginning of year		43,797		43,913		44,055
Stock-based compensation		146		181		177
Tax benefit related to employee stock-based transactions		—		—		12
Exercise of stock options		27		92		21
Retirement of treasury stock		(59)		(89)		(58)
Dividends		(274)		(289)		(294)
Decrease in noncontrolling interest		—		(11)		—
Balance, end of year		43,637		43,797		43,913
Accumulated Deficit:
Balance, beginning of year		(18,900)		(19,257)		(20,518)
Net earnings		1,960		357		1,261
Adoption of new accounting standard (Note 16)		(261)		—		—
Balance, end of year		(17,201)		(18,900)		(19,257)
Accumulated Other Comprehensive Loss:
Balance, beginning of year		(662)		(767)		(770)
Other comprehensive income (loss)		(113)		105		3
Balance, end of year		(775)		(662)		(767)
Treasury Stock, at cost:
Balance beginning of year	489	(22,258)	455	(20,201)	401	(17,205)
Class B Common Stock purchased	11	(600)	16	(1,050)	54	(2,997)
CBS Radio Split-Off	—	—	18	(1,007)	—	—
Shares paid for tax withholding for stock-based compensation	1	(59)	1	(89)	1	(58)
Issuance of stock for deferred compensation	—	—	—	—	—	1
Retirement of treasury stock	(1)	59	(1)	89	(1)	58
Balance, end of year	500	(22,858)	489	(22,258)	455	(20,201)
Total Stockholders’ Equity		$2,804		$1,978		$3,689
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, and CBS Global Distribution Group; Network 10; CBS Interactive; CBS Sports Network and CBS Films;), Cable Networks (Showtime Networks and Smithsonian Networks), Publishing (Simon & Schuster) and Local Media (CBS Television Stations and CBS Local Digital Media).  During the fourth quarter of 2018, the Company began presenting CBS Sports Network in the Entertainment segment, to reflect changes in management structure and the integration of CBS Sports Network programming with the CBS Television Network. CBS Sports Network was previously included in the Cable Networks segment. Results for all periods presented have been reclassified to conform to this presentation.

Discontinued Operations—On November 16, 2017, the Company completed the disposition of CBS Radio Inc. (“CBS Radio”) through a split-off. CBS Radio has been presented as a discontinued operation in the Company’s consolidated financial statements (See Note 17). In addition, certain businesses that were previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with accounting rules in effect prior to 2002.

Principles of Consolidation—The consolidated financial statements include the accounts of CBS Corp. and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights.  Investments over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, are accounted for under the equity method. Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value, are measured at cost less impairment, if any, and adjusted for observable price changes. If the fair value is readily determinable, the investment is measured at fair value. Intercompany transactions have been eliminated. Amounts attributable to noncontrolling interests are immaterial for all periods presented.

Reclassifications-Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.

Use of Estimates—The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase, including money market funds, commercial paper and bank time deposits. Included within “Other assets” on the Company’s Consolidated Balance Sheet at December 31, 2018 is restricted cash of $120 million. Restricted cash consists of amounts held in a grantor trust related to the separation and settlement agreement between the Company and the former Chairman of the Board, President and Chief Executive Officer of the Company (See Note 18).

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

Lifetime revenue estimates for internally produced television programming, and the estimated economic benefit for acquired programming, including revenue projections for multi-year sports programming, are periodically reviewed. Adjustments, if any, will result in changes to amortization rates, future net realizable value adjustments and/or estimated accruals for participation expense.

Property and Equipment—Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings and building improvements	10 to 40 years
Leasehold improvements	Shorter of lease term or useful life
Equipment and other (including capital leases)	3 to 20 years

Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangible assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows expected to be generated by these assets to their net carrying value. If the carrying value is not recoverable, the amount of impairment loss, if any, will be measured by the difference between the net carrying value and the estimated fair value of the asset.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Impairment of Investments—Investments are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts. The Company determines the fair value of public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, recent operating results, estimates based on comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values.  The amount of impairment loss, if any, will be measured by the difference between the net carrying amount and the market value or estimated fair value of the investment.

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are at or one level below the Company’s operating segments. Intangible assets with finite lives, which primarily consist of trade names, are generally amortized using the straight-line method over their estimated useful lives, which range from 4 to 40 years.  Goodwill and other intangible assets with indefinite lives, which consist of FCC licenses and international broadcast licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized (See Note 3).

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, program rights obligations, long-term income tax liabilities, deferred compensation and other employee benefit accruals.

Revenues
Advertising Revenues—Advertising revenues are recognized when the advertising spots are aired on television or displayed on digital platforms. If there is a guarantee to deliver a targeted audience rating or number of impressions, the delivery of the advertising spots that achieve the guarantee represents the performance obligation and revenues are recognized based on the proportion of the audience rating or impressions delivered to the total guaranteed in the contract. Audience ratings and impressions are determined based on data provided by independent third-party companies. Advertising contracts, which are generally short-term, are billed monthly, with payments due shortly after the invoice date.

Advertising revenues are primarily generated by the Entertainment and Local Media segments.
Content Licensing and Distribution Revenues—Content licensing and distribution revenues are generated from the licensing of internally-produced television programming, fees from the distribution of third-party programming, and the publishing and distribution of consumer books.

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

Affiliate and Subscription Fees—A majority of the Company’s affiliate and subscription fees are generated by the Cable Networks segment and consist of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television digital streaming offerings (“virtual MVPDs”) for carriage of the Company’s cable networks and subscription fees for the Showtime direct-to-consumer digital streaming subscription offering. The Entertainment segment generates affiliate and subscription fees primarily from television stations affiliated with the CBS Television Network and subscribers to CBS All Access, its owned streaming subscription service. In addition, the Local Media segment generates retransmission fees from MVPDs and virtual MVPDs for carriage of the Company’s television stations. Costs for advertising and marketing services provided to the Company by cable, satellite and other distributors are recorded in selling, general and administrative expenses.

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

Noncurrent Receivables—Included in “Other assets” on the Company’s Consolidated Balance Sheets are noncurrent receivables of $1.55 billion at December 31, 2018 and $2.12 billion at December 31, 2017, which decreased to $1.59 billion on January 1, 2018 upon the adoption of new revenue recognition guidance. Noncurrent receivables primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period.

Deferred Revenues—Deferred revenues primarily consist of cash received related to advertising arrangements and the licensing of television programming for which the revenues have not yet been earned. Advertising revenues that have been deferred are recognized when the required audience rating or impressions are delivered and revenues deferred under licensing arrangements are recognized when the content is made available to the customer and the license period has begun.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Total deferred revenues, including both current and noncurrent, were $274 million and $284 million at December 31, 2018 and January 1, 2018, respectively. The change in deferred revenue for the year ended December 31, 2018 primarily reflects $201 million of revenues recognized that were included in deferred revenues at January 1, 2018, offset by cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period.

Unrecognized Revenues Under Contract—As of December 31, 2018, unrecognized revenue attributable to unsatisfied performance obligations under the Company’s long-term contracts was $3.45 billion, of which $2.02 billion is expected to be recognized for 2019, $806 million for 2020, $445 million for 2021, and $175 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Such amounts change on a regular basis as the Company renews existing agreements or enters into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of the Company’s advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate and subscription fee agreements and (iii) long-term licensing agreements for multiple programs for which the Company’s right to invoice corresponds with the value of the programs provided to the customer.

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

Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $448 million in 2018, $426 million in 2017 and $373 million in 2016.

Other Operating Items, Net—Other operating items, net for 2017 reflects a net gain relating to the disposal of property and equipment and for 2016 includes a gain from the sales of businesses and a multiyear, retroactive impact of a new operating tax.

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

Other Items, net—“Other items, net” primarily consists of pension and postretirement benefit costs, other than service costs, and foreign exchange gains and losses.

Provision for Doubtful Accounts—The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers. The provision for doubtful accounts charged to expense was $5 million, in each of the years 2018 and 2017, and $12 million in 2016.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive.  Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 6 million stock options for the year ended December 31, 2018 and 4 million stock options for each of the years ended December 31, 2017 and 2016.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2018	2017	2016
(in millions)
Weighted average shares for basic EPS	377	401	444
Dilutive effect of shares issuable under stock-based compensation plans	4	6	4
Weighted average shares for diluted EPS	381	407	448

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Stock-based Compensation-The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
During the first quarter of 2018, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company applied the modified retrospective method of adoption with the cumulative effect of the initial adoption of $261 million reflected as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. Prior periods continue to be presented under previous accounting guidance (See Note 16).

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
During the first quarter of 2018, the Company adopted FASB amended guidance on the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”). This guidance requires the Company to present the service cost component of net benefit cost in the same line items on the statement of operations as other compensation costs of the related employees. All of the other components of net benefit cost are presented in the statement of operations separately from the service cost component and below the subtotal of operating income. As a result of the adoption of this guidance, the Company presented $63 million of net benefit costs in “Other items, net” on the Consolidated Statement of Operations for 2018 representing the components of net benefit cost other than service cost. This guidance is required to be applied retrospectively and therefore, the Company reclassified net benefit costs of $438 million and $281 million, including pension settlement charges, below operating income for 2017 and 2016, respectively, on the Consolidated Statements of Operations (See Note 14). All related amounts presented herein have been recast to conform to this presentation.
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

Statement of Cash Flows: Restricted Cash
During 2018, the Company adopted FASB amended guidance on the presentation of restricted cash in the statement of cash flows. The guidance requires companies to include restricted cash and restricted cash equivalents in their cash and cash equivalents balance in the statements of cash flows. This guidance also requires a reconciliation of the total of cash, cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows to the related balance sheet line items. This guidance is required to be applied retrospectively; however, it did not have an impact on the Company’s consolidated financial statements for prior years.

Accounting Pronouncements Not Yet Adopted
Collaborative Arrangements: Clarifying the Interaction with the New Revenue Standard

In November 2018, the FASB issued guidance to clarify that certain transactions between parties to collaborative arrangements should be accounted for in accordance with FASB revenue guidance when the counterparty is a customer. This guidance also prohibits the presentation of collaborative arrangements as revenues from contracts with customers if the counterparty is not a customer. This guidance, which is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, is not expected to have an impact on the Company’s consolidated financial statements.

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

Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amended guidance that eliminates, adds and clarifies certain disclosure requirements for defined benefit pension or other postretirement plans. The Company is currently evaluating the impact of this guidance, which is required to be applied retrospectively and is effective for annual periods ending after December 15, 2020, with early adoption permitted.

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

Leases
In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. This guidance is effective for the Company in the first quarter of 2019. The Company will apply the modified retrospective method of adoption as of January 1, 2019 and comparative periods will continue to be presented under existing lease guidance. The Company is still in the process of evaluating the impact of this guidance, including reviewing its lease portfolio as well as implementing new lease accounting software for administering its leases under the new guidance and therefore the estimated impact on the Company’s Consolidated Balance Sheet cannot currently be determined. This change is not expected to have a material impact on the Company’s Consolidated Statement of Operations.
2) PROPERTY AND EQUIPMENT

At December 31,	2018	2017
Land	$189	$189
Buildings	795	729
Capital leases (a)	144	162
Equipment and other	1,798	1,867
	2,926	2,947
Less accumulated depreciation and amortization	1,717	1,701
Net property and equipment	$1,209	$1,246

(a) Accumulated amortization of capital leases was $106 million and $112 million at December 31, 2018 and 2017, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2018	2017	2016
Depreciation expense, including capitalized lease amortization (a)	$205	$203	$205
(a) Amortization expense related to capital leases was $18 million, $16 million and $17 million in 2018, 2017, and 2016, respectively.
In January 2019, the Company completed the sale of its CBS Television City property and sound stage operation for $750 million. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. The Company expects to record a liability of approximately $130 million reflecting the estimated amount payable under the guarantee obligation. This transaction is expected to result in a pre-tax gain of approximately $540 million, which includes a reduction for the guarantee obligation. CBS Television City has been classified as held for sale on the Consolidated Balance Sheets.
3) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Intangible Assets Impairment Test
The Company performs a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised of television FCC licenses and international broadcast licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

FCC licenses are tested for impairment at the geographic market level. The Company considers each geographic market, which is comprised of all of the Company’s television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2018, the Company had 14 television markets with FCC license book values. For international broadcast licenses, the Company considers all of its broadcast licenses within a country to be a single unit of accounting because the international broadcast licenses at this level represent their highest and best use. At December 31, 2018, the Company had international broadcast licenses in Australia.

Goodwill is tested for impairment at the reporting unit level. During the fourth quarter of 2018, the Company began including CBS Sports Network within the Television reporting unit, which is a component of the Entertainment operating segment, reflecting changes in management structure and the integration of CBS Sports Network programming with the CBS Television Network. Prior to this change, CBS Sports Network was a standalone reporting unit and a component of the Cable Networks operating segment. At December 31, 2018, the Company had seven reporting units with goodwill balances, each one level below their respective operating segments, except for the Cable Networks reporting unit and the Publishing reporting unit, which are each the same as their respective operating segments because these operating segments each have only one component.

For its annual impairment test, the Company performs qualitative assessments for the reporting units, U.S. television markets with FCC licenses, and international broadcast licenses that management estimates have fair values that significantly exceed their respective carrying values. In selecting reporting units, markets, and broadcast licenses for a qualitative assessment, the Company also considers the duration of time since a quantitative test was performed. For the 2018 annual impairment test, the Company performed qualitative assessments for seven reporting units and all of its 14 U.S. television markets. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each television market, the Company weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, the Company concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each market are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For 2018, the Company performed a quantitative impairment test for international broadcast licenses. A quantitative impairment test compares the estimated fair value of the licenses with their carrying value. The estimated fair value is computed using the Greenfield Discounted Cash Flow Method (‘‘Greenfield Method’’), which attempts to isolate the income that is attributable to the license alone. The Greenfield Method is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method adds the present value of the estimated annual cash flows of the start-up station over a projection period to the residual value at the end of the projection period. The annual cash flows over the projection period include assumptions for overall revenues in the relevant market, the start-up station’s operating costs and capital expenditures, and a five-year build-up period for the start-up station to reach a normalized state of operations, which reflects the point at which it achieves an average market share. The overall revenues in the subject market are estimated based on recent industry projections. Operating costs and capital expenditures are estimated based on both industry and internal data. The residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rate is determined based on the risk of achieving the projected cash flows, including the risk applicable to the industry and the market as a whole. The discount rate and perpetual nominal growth rate used for international broadcast licenses for 2018 were 11% and 0.5%, respectively. The Company concluded that the estimated fair value of international broadcast licenses, which were recorded at fair value in the fourth quarter of 2017 when the Company acquired Ten Network Holdings Limited (“Network 10”), continues to approximate the carrying value and therefore no impairment charge was required.

For 2018, the Company performed a quantitative goodwill impairment test for the CBS Sports Network reporting unit prior to the inclusion of this business in the CBS Television reporting unit. The quantitative goodwill impairment test examines whether the carrying value of a reporting unit exceeds its estimated fair value, which is computed based upon the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values of comparable businesses (“Market Comparable Method”). If the carrying value exceeds the estimated fair value, an impairment charge is recognized as the amount by which the carrying value exceeds the fair value. For 2018, the Discounted Cash Flow Method and Market Comparable Method for CBS Sports Network resulted in similar estimated fair values. The Discounted Cash Flow Method includes the Company’s assumptions for growth rates, operating margins and capital expenditures for the projection period plus the residual value of the business at the end of the projection period.  The estimated growth rates, operating margins and capital expenditures for the projection period are based on the Company’s internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections and for 2018 was 2.0%. The discount rate, which for 2018 was 8.5%, is determined based on the risk of achieving the projected cash flows, including the risk applicable to the industry and the market as a whole.

For the 2018 annual impairment test, the Company concluded that the estimated fair value of the CBS Sports Network reporting unit exceeded its carrying value and therefore no impairment charge was required.

Transactions
During the fourth quarter of 2017, the Company completed the acquisition of Network 10, one of three major commercial broadcast networks in Australia, for approximately $124 million, which is net of cash acquired. The assets acquired primarily consist of broadcast licenses, net operating loss carryforwards and working capital.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables present the changes in the book value of goodwill by segment for the years ended December 31, 2018 and 2017. During the fourth quarter of 2018, the Company began presenting CBS Sports Network, which was previously included in the Cable Networks segment, in the Entertainment segment. As a result, goodwill of $261 million associated with CBS Sports Network has been reclassified from Cable Networks to Entertainment for all periods presented.

	Balance at				Balance at
	December 31, 2017	Acquisitions		Dispositions	December 31, 2018
Entertainment:
Goodwill	$9,584	$27	(a)	$—	$9,611
Accumulated impairment losses	(6,294)	—		—	(6,294)
Goodwill, net of impairment	3,290	27		—	3,317
Cable Networks:
Goodwill	219	2		—	221
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	219	2		—	221
Publishing:
Goodwill	435	—		—	435
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	435	—		—	435
Local Media:
Goodwill	8,007	—		—	8,007
Accumulated impairment losses	(7,060)	—		—	(7,060)
Goodwill, net of impairment	947	—		—	947
Total:
Goodwill	18,245	29		—	18,274
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	$4,891	$29		$—	$4,920
(a) Amount reflects the acquisition of a digital entertainment media company.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at				Balance at
	December 31, 2016	Acquisitions		Dispositions	December 31, 2017
Entertainment:
Goodwill	$9,561	$23	(a)	$—	$9,584
Accumulated impairment losses	(6,294)	—		—	(6,294)
Goodwill, net of impairment	3,267	23		—	3,290
Cable Networks:
Goodwill	219	—		—	219
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	219	—		—	219
Publishing:
Goodwill	431	4	(b)	—	435
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	431	4		—	435
Local Media:
Goodwill	8,007	—		—	8,007
Accumulated impairment losses	(7,060)	—		—	(7,060)
Goodwill, net of impairment	947	—		—	947
Total:
Goodwill	18,218	27		—	18,245
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	$4,864	$27		$—	$4,891
(a) Amount reflects the acquisitions of a television production business and a digital sports publishing business.
(b) Amount relates to the acquisition of a publishing business in the fourth quarter of 2016.
The Company’s intangible assets were as follows:

		Accumulated
At December 31, 2018	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$189	$(58)	$131
Other intangible assets	49	(28)	21
Total intangible assets subject to amortization	238	(86)	152
FCC licenses	2,441	—	2,441
International broadcast licenses	45	—	45
Total intangible assets	$2,724	$(86)	$2,638

		Accumulated
At December 31, 2017	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$190	$(51)	$139
Other intangible assets	134	(101)	33
Total intangible assets subject to amortization	324	(152)	172
FCC licenses	2,441	—	2,441
International broadcast licenses	53	—	53
Total intangible assets	$2,818	$(152)	$2,666

Amortization expense was as follows:

Year Ended December 31,	2018	2017	2016
Amortization expense	$18	$20	$20

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2019 through 2023, to be as follows:

	2019	2020	2021	2022	2023
Future amortization expense	$15	$15	$14	$12	$10

4) RESTRUCTURING, PROGRAMMING CHARGES AND OTHER CORPORATE MATTERS
During the year ended December 31, 2018, in a continued effort to reduce its cost structure, the Company initiated restructuring plans across several of its businesses, primarily for the reorganization and closure of certain business operations. As a result, the Company recorded restructuring charges of $67 million, reflecting $57 million of severance costs and $10 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2017, the Company recorded restructuring charges of $63 million, reflecting $54 million of severance costs and $9 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2016, the Company recorded restructuring charges of $30 million, reflecting $19 million of severance costs and $11 million of costs associated with exiting contractual obligations and other related costs. As of December 31, 2018, the cumulative settlements for the 2018, 2017, and 2016 restructuring charges were $88 million, of which $74 million was for severance costs and $14 million related to costs associated with exiting contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2019.

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	December 31, 2018
Entertainment	$45	$27	$(38)	$34
Cable Networks	1	—	(1)	—
Publishing	3	1	(2)	2
Local Media	14	18	(9)	23
Corporate	3	21	(11)	13
Total	$66	$67	$(61)	$72

	Balance at	2017	2017	Balance at
	December 31, 2016	Charges	Settlements	December 31, 2017
Entertainment	$17	$44	$(16)	$45
Cable Networks	4	—	(3)	1
Publishing	1	5	(3)	3
Local Media	6	12	(4)	14
Corporate	2	2	(1)	3
Total	$30	$63	$(27)	$66

In 2018, the Company recorded expenses of $128 million primarily for professional fees related to legal proceedings, recent investigations at the Company (see Note 18) and the evaluation of a potential combination with Viacom Inc.

In 2016, the Company incurred professional fees of $8 million associated with merger and acquisition-related activities.

During the fourth quarter of 2018, in connection with recent management changes, the Company implemented changes to its programming strategy, primarily at CBS Films, which will shift its focus from theatrical films to developing content for the Company’s direct-to-consumer digital streaming services. As a result, the Company

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

recorded programming charges of $85 million in 2018, which are included in “Operating expenses” on the Consolidated Statement of Operations.
In February 2019, the Company initiated a restructuring plan under which severance payments will be provided to certain eligible employees who voluntarily elect to participate. As a result, the Company expects to record a restructuring charge in the first quarter of 2019. The amount of this charge and the associated future savings will be based on the number of eligible employees who elect to participate in the restructuring plan and therefore cannot currently be determined.
5) PROGRAMMING AND OTHER INVENTORY

At December 31,	2018	2017
Acquired program rights	$2,400	$2,234
Acquired television library	99	99
Internally produced programming:
Released	2,477	1,780
In process and other	839	543
Publishing, primarily finished goods	56	53
Total programming and other inventory	5,871	4,709
Less current portion	1,988	1,828
Total noncurrent programming and other inventory	$3,883	$2,881

The Company expects to amortize approximately $1.1 billion of its released internally produced programming during the year ended December 31, 2019. In addition, while it is difficult to determine the precise timing of the amortization of the remaining released internally produced programming, the Company estimates that substantially all of the December 31, 2018 balance will be amortized over the next three years.
6) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc.  Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc.  At February 13, 2019, NAI directly or indirectly owned approximately 79.8% of CBS Corp.’s voting Class A Common Stock and owned approximately 10.5% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation director Ms. Shari Redstone. No member of the Company’s management is a trustee of the SMR Trust. Pursuant to a settlement and release agreement entered into by the Company and NAI, among others, with respect to legal proceedings involving these parties, the Company paid $30 million for professional fees incurred by NAI during 2018 relating to these legal proceedings, which are included in “Restructuring and other corporate matters” on the Consolidated Statement of Operations for the year ended December 31, 2018.

Viacom Inc.  As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

these transactions were $88 million, $145 million and $120 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company leases production facilities, licenses feature films and purchases advertising spots from various subsidiaries of Viacom Inc. The total amounts for these transactions were $30 million, $21 million and $24 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at December 31, 2018 and 2017.

At December 31,	2018	2017
Receivables	$38	$93
Other assets (Receivables, noncurrent)	23	11
Total amounts due from Viacom Inc.	$61	$104

Other Related Parties  The Company has equity interests in two domestic television networks and several international joint ventures for television channels, from which the Company earns revenues primarily by selling its television programming.  Total revenues earned from sales to these joint ventures were $110 million, $99 million and $112 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total amounts due from these joint ventures were $34 million and $27 million at December 31, 2018 and 2017, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.
7) INVESTMENTS
The Company’s investments consist of equity investments. Investments over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, are accounted for under the equity method. Such investments include the Company’s 50% interests in the broadcast network, The CW, and the entertainment cable network, Pop. In addition, the Company has interests in several international television joint ventures including a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates channels in the United Kingdom and Ireland, including CBS branded channels; and a 30% interest in a joint venture with another subsidiary of AMC Networks Inc., which owns and operates cable and satellite channels in Europe, the Middle East and Africa.

At December 31, 2018 and 2017, respectively, the Company had $329 million and $283 million of equity-method investments, which are included in “Other assets” on the Consolidated Balance Sheets.

Investments of 20% or less, over which the Company has no significant influence, that do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for any observable price changes. At December 31, 2018 and 2017, respectively, the Company had $23 million and $24 million of such investments, which are included in “Other assets” on the Consolidated Balance Sheets.
The Company invested $124 million, $110 million and $81 million into its equity investments during the years ended December 31, 2018, 2017 and 2016, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For 2018 and 2017, respectively, other items, net on the statement of operations included $3 million and $13 million for the write-down of investments without readily determinable fair values. For 2016, equity in loss of investee companies, net of tax on the statement of operations included $10 million for the write-down of an international television joint venture to its fair value.

8) BANK FINANCING AND DEBT
The Company’s debt consists of the following (a):

At December 31,	2018	2017
Commercial paper	$674	$679
2.30% Senior Notes due 2019	601	604
4.30% Senior Notes due 2021	300	299
3.375% Senior Notes due 2022	697	696
2.50% Senior Notes due 2023	397	396
2.90% Senior Notes due 2023	396	395
7.875% Debentures due 2023	187	187
7.125% Senior Notes due 2023 (b)	46	46
3.70% Senior Notes due 2024	597	597
3.50% Senior Notes due 2025	590	589
4.00% Senior Notes due 2026	787	785
2.90% Senior Notes due 2027	686	684
3.375% Senior Notes due 2028	493	493
3.70% Senior Notes due 2028	490	489
7.875% Senior Debentures due 2030	832	832
5.50% Senior Debentures due 2033	426	425
5.90% Senior Notes due 2040	297	297
4.85% Senior Notes due 2042	486	485
4.90% Senior Notes due 2044	539	539
4.60% Senior Notes due 2045	588	588
Obligations under capital leases	43	57
Total debt (c)	10,152	10,162
Less commercial paper	674	679
Less current portion	13	19
Total long-term debt, net of current portion	$9,465	$9,464
(a) Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.
(b) Debt instrument is an issuance of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., and has no guarantor.
(c) At December 31, 2018 and 2017, the senior debt balances included (i) a net unamortized discount of $58 million and $65 million, respectively, (ii) unamortized deferred financing costs of $43 million and $47 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $3 million, respectively. The face value of the Company’s total debt was $10.26 billion at December 31, 2018 and $10.28 billion at December 31, 2017.

During the year ended December 31, 2017, the Company issued $1.80 billion of senior notes and used the net proceeds for the redemption and repayment of $1.20 billion of senior notes, of which $800 million was redeemed prior to maturity, resulting in a pre-tax loss on early extinguishment of debt of $49 million ($31 million, net of tax). The remaining proceeds were used for general corporate purposes, including discretionary contributions to the Company’s qualified pension plans and the repayment of short-term borrowings, including commercial paper.

At December 31, 2018, the Company classified $600 million of debt maturing in August 2019 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2018, the Company’s scheduled maturities of long-term debt at face value, excluding capital leases, were as follows:

						2024 and
	2019	2020	2021	2022	2023	Thereafter
Long-term debt	$600	$—	$300	$700	$1,033	$6,907

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.50 billion commercial paper program of $674 million and $679 million at December 31, 2018 and 2017, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 3.02% and 1.88% at December 31, 2018 and 2017, respectively.

Credit Facility
At December 31, 2018, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the Company’s option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on the Company’s senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments.
The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At December 31, 2018, the Company’s Consolidated Leverage Ratio was approximately 3.1x.

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

The Credit Facility is used for general corporate purposes. At December 31, 2018, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.
9) FINANCIAL INSTRUMENTS
The carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value.  At both December 31, 2018 and 2017, the carrying value of the Company’s senior debt was $9.43 billion and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.48 billion and $10.16 billion, respectively.

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

At December 31, 2018 and 2017, the notional amount of all foreign currency contracts was $325 million and $410 million, respectively.

Gains (losses) recognized on derivative financial instruments were as follows:

Year Ended December 31,	2018	2017	Financial Statement Account
Non-designated foreign exchange contracts	$25	$(27)	Other items, net

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
The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2018 and 2017, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
10) FAIR VALUE MEASUREMENTS
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$15	$—	$15
Total Assets	$—	$15	$—	$15
Liabilities:				$—
Deferred compensation	$—	$336	$—	$336
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$337	$—	$337

At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$5	$—	$5
Total Assets	$—	$5	$—	$5
Liabilities:				$—
Deferred compensation	$—	$363	$—	$363
Foreign currency hedges	—	10	—	10
Total Liabilities	$—	$373	$—	$373

The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.
11) STOCKHOLDERS’ EQUITY
In general, CBS Corp. Class A Common Stock and CBS Corp. Class B Common Stock have the same economic rights; however, holders of CBS Corp. Class B Common Stock do not have any voting rights, except as required by law. Holders of CBS Corp. Class A Common Stock are entitled to one vote per share with respect to all matters on which the holders of CBS Corp. Common Stock are entitled to vote.

Dividends—The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2018, 2017, and 2016. For the years ended December 31, 2018, 2017 and 2016, the Company declared total per share dividends of $.72, $.72, and $.66, respectively, resulting in total annual dividends of $274 million, $289 million and $294 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit balance.

Purchase of Company Stock—During 2018, the Company repurchased 11.5 million shares of CBS Corp. Class B Common Stock under its share repurchase program for $600 million, at an average cost of $52.06 per share. At December 31, 2018, $2.46 billion of authorization remained under the share repurchase program.
Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock were 2.5 million for 2018 and 0.1 million for 2016. Conversions of CBS Corp. Class A Common Stock into Class B Common Stock for 2017 were minimal.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income—The following table presents the changes in the components of accumulated other comprehensive income (loss).

		Net Actuarial		Accumulated
	Cumulative	Loss and		Other
	Translation	Prior		Comprehensive
	Adjustments	Service Cost		Loss
At December 31, 2015	$152	$(922)		$(770)
Other comprehensive loss before reclassifications	(1)	(165)		(166)
Reclassifications to net earnings	—	169	(a)	169
Other comprehensive income (loss)	(1)	4		3
At December 31, 2016	151	(918)		(767)
Other comprehensive income (loss) before reclassifications	6	(173)		(167)
Reclassifications to net earnings	2	270	(a)	272
Other comprehensive income	8	97		105
At December 31, 2017	159	(821)		(662)
Other comprehensive loss before reclassifications	(26)	(143)		(169)
Reclassifications to net earnings	—	56	(a)	56
Other comprehensive loss	(26)	(87)		(113)
At December 31, 2018	$133	$(908)		$(775)
(a) Reflects amortization of net actuarial losses which includes the accelerated recognition of a portion of the unamortized actuarial losses as a result of pension settlements for the years ended December 31, 2018, 2017 and 2016 (See Note 14).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit (provision) for the years ended December 31, 2018, 2017 and 2016 of $29 million, $(106) million and $(3) million, respectively.
12) STOCK-BASED COMPENSATION
The Company has equity incentive plans (the “Plans”) under which stock options, RSUs and market-based performance share units (“PSUs”) were issued. The purpose of the Plans is to benefit and advance the interests of the Company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of the Company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs, the Company issues new shares from its existing authorization. At December 31, 2018, there were 41 million shares available for future grant under the Plans.
The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016.

Year Ended December 31,	2018	2017	2016
RSUs and PSUs	$120	$152	$137
Stock options	26	27	28
Stock-based compensation expense, before income taxes	146	179	165
Related tax benefit	(36)	(69)	(63)
Stock-based compensation expense, net of tax benefit	$110	$110	$102

Stock-based compensation expenses for 2018 included forfeitures of $28 million and accelerations of $6 million relating to changes in senior management, which are included in “Restructuring and other corporate matters” on the Consolidated Statement of Operations. Included in net loss from discontinued operations was stock-based compensation expense of $2 million and $12 million for 2017 and 2016, respectively.

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

The weighted average grant date fair value of RSUs was $53.96, $66.59 and $47.30 in 2018, 2017, and 2016, respectively. The total market value of RSUs that vested during 2018, 2017, and 2016 was $135 million, $193 million and $129 million, respectively. Total unrecognized compensation cost related to non-vested RSUs at December 31, 2018 was $164 million which is expected to be recognized over a weighted average period of 2.4 years.

During 2018, 2017, and 2016, the Company also granted PSU awards. The number of shares to be issued upon vesting of the PSUs is based on the Company’s stock price performance over a designated measurement period, as well as the achievement of established operating goals. The fair value of PSU awards is determined using a Monte Carlo simulation model. Compensation expense for PSUs is expensed over the required employee service period. The fair value of the PSU awards granted during the years ended December 31, 2018, 2017 and 2016 was $16 million, $23 million and $4 million, respectively. All PSU awards were forfeited during 2018.

The following table summarizes the Company’s RSU activity.

		Weighted Average
	RSUs	Grant Date Fair Value
Non-vested at December 31, 2017	5,323,987	$58.19
Granted	3,093,130	$53.96
Vested	(2,443,125)	$58.71
Forfeited	(788,923)	$56.16
Non-vested at December 31, 2018	5,185,069	$55.73

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
The weighted average fair value of stock options as of the grant date was $14.48, $17.50 and $12.30 in 2018, 2017, and 2016, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017	2016
Expected dividend yield	1.33%	1.09%	1.31%
Expected stock price volatility	29.52%	29.89%	32.55%
Risk-free interest rate	2.73%	2.00%	1.35%
Expected term of options (years)	5.00	5.00	5.00

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

Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2018 was $31 million, which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the Company’s stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2017	10,113,836	$50.59
Granted	1,774,181	$54.32
Exercised	(760,503)	$35.80
Forfeited or expired	(220,544)	$58.74
Outstanding at December 31, 2018	10,906,970	$52.07
Exercisable at December 31, 2018	7,310,228	$50.15

The following table summarizes other information relating to stock option exercises during the years ended December 31, 2018, 2017 and 2016.

Year Ended December 31,	2018	2017	2016
Cash received from stock option exercises	$27	$91	$21
Tax benefit of stock option exercises	$4	$36	$14
Intrinsic value of stock option exercises	$16	$96	$37

The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2018.

	Outstanding			Exercisable
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	of Options	Life (Years)	Exercise Price	of Options	Exercise Price
$5 to 9.99	10,186	0.08	$5.72	10,186	$5.72
$10 to 19.99	42,442	1.61	$16.52	42,442	$16.52
$20 to 29.99	932,407	0.72	$26.71	932,407	$26.71
$30 to 39.99	791,703	1.82	$34.27	791,703	$34.27
$40 to 49.99	2,741,793	3.72	$44.96	1,994,388	$44.64
$50 to 59.99	3,225,456	5.73	$56.71	1,287,783	$59.27
$60 to 69.99	3,162,983	4.33	$66.04	2,251,319	$65.96
	10,906,970			7,310,228

At December 31, 2018 stock options outstanding have a weighted average remaining contractual life of 4.08 years and the total intrinsic value for “in-the-money” options, based on the Company’s closing stock price of $43.72, was

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

$25 million. At December 31, 2018 stock options exercisable have a weighted average remaining contractual life of 3.02 years and the total intrinsic value for “in-the-money” exercisable options was $25 million.

13) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2018	2017	2016
United States	$1,743	$1,441	$1,803
Foreign	546	538	427
Total	$2,289	$1,979	$2,230

The components of the provision for income taxes were as follows:

Year Ended December 31,	2018	2017	2016
Current:
Federal	$107	$720	$359
State and local	81	38	64
Foreign	41	63	61
	229	821	484
Deferred	44	(188)	144
Provision for income taxes	$273	$633	$628

In addition, included in net loss from discontinued operations was an income tax provision of $8 million and $124 million in 2017 and 2016, respectively.

The equity in loss of investee companies is shown net of tax on the Company’s Consolidated Statements of Operations. The tax benefits relating to losses from equity investments in 2018, 2017, and 2016 were $19 million, $22 million, and $25 million, respectively, which represented an effective tax rate of 25.3%, 37.9% and 33.5% for 2018, 2017, and 2016, respectively.
In 2018 and 2017, the Company realized tax benefits from the exercise of stock options and vesting of RSUs of $37 million and $104 million, respectively.
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2018	2017	2016
Taxes on income at U.S. federal statutory rate	$481	$693	$780
State and local taxes, net of federal tax benefit	77	47	59
Effect of foreign operations	(75)	(162)	(112)
Impact of federal tax legislation	(54)	129	—
Reversal of valuation allowance (a)	(154)	—	—
Excess tax benefits from stock-based compensation	(1)	(44)	—
Domestic production deduction	—	(31)	(42)
Other, net (b)	(1)	1	(57)
Provision for income taxes	$273	$633	$628
(a) Includes the reversal of a valuation allowance of $140 million relating to capital loss carryforwards that will be utilized in connection with the sale of CBS Television City in the first quarter of 2019.
(b) 2016 includes a one-time tax benefit of $47 million associated with a multiyear adjustment to a tax deduction, which was approved by the IRS during the third quarter of 2016.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2018	2017
Deferred income tax assets:
Reserves and other accrued liabilities	$339	$391
Pension, postretirement and other employee benefits	492	478
Tax credit and loss carryforwards	723	835
Other	80	70
Total deferred income tax assets	1,634	1,774
Valuation allowance	(719)	(974)
Deferred income tax assets, net	915	800
Deferred income tax liabilities:
Intangible assets	(844)	(847)
Unbilled licensing receivables	(401)	(291)
Property, equipment and other assets	(40)	(86)
Total deferred income tax liabilities	(1,285)	(1,224)
Deferred income tax liabilities, net	$(370)	$(424)

In addition to the deferred income taxes reflected in the table above, included in other liabilities on the Consolidated Balance Sheets are net deferred income tax assets of $12 million at both December 31, 2018 and 2017 relating to discontinued operations.

At December 31, 2018, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $1.73 billion, the majority of which expire in various years from 2019 through 2038.

The 2018 and 2017 deferred income tax assets were reduced by a valuation allowance of $719 million and $974 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

In December 2017, the U.S. government enacted the Tax Reform Act which contained significant changes to U.S. federal tax law, including a reduction in the federal corporate tax rate from 35% to 21% and a one-time transition tax on cumulative foreign earnings and profits. For the year ended December 31, 2017, the Company recorded a net provisional charge of $129 million, reflecting the estimated transition tax of $407 million on cumulative foreign earnings and profits, offset by an estimated benefit of $278 million to adjust the Company’s deferred income tax balances as a result of the reduced corporate income tax rate. During 2018, the Company completed its analysis of these provisional amounts and recorded a charge of $15 million to adjust the estimated transition tax on cumulative foreign earnings and profits. In January 2019, the U.S. government issued guidance relating to the transition tax. The Company is currently evaluating the impact of this guidance, which will be recorded in the Company’s consolidated financial statements in the first quarter of 2019.

The Tax Reform Act includes a deduction for foreign derived intangible income and a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, the tax on GILTI is included in its tax provision for the year ended December 31, 2018.

Generally, the future remittance of foreign undistributed earnings will not be subject to U.S. federal income taxes under the provisions of the Tax Reform Act and as a result, for substantially all of its foreign subsidiaries, the Company does not intend to assert indefinite reinvestment of both cash held outside of the U.S. and future cash earnings. However, a future repatriation of cash could be subject to state and local income taxes, foreign income taxes, and withholding taxes. Accordingly, the Company recorded deferred income tax liabilities associated with future

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

repatriations, which were not material to the Company’s consolidated financial statements. Additional income taxes have not been provided for outside basis differences inherent in these entities as these amounts continue to be indefinitely invested in foreign operations. The determination of the U.S. federal deferred income tax liability for such outside basis difference is not practicable.

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2016	$104
Additions for current year tax positions	9
Additions for prior year tax positions	4
Reductions for prior year tax positions	(8)
Cash settlements	(6)
Statute of limitations lapses	(1)
At December 31, 2016	102
Additions for current year tax positions	50
Additions for prior year tax positions	39
Reductions for prior year tax positions	(41)
Cash settlements	(5)
Statute of limitations lapses	(7)
At December 31, 2017	138
Additions for current year tax positions	15
Additions for prior year tax positions	165
Reductions for prior year tax positions	(34)
Cash settlements	(16)
Statute of limitations lapses	(2)
At December 31, 2018	$266

The reserve for uncertain tax positions of $266 million at December 31, 2018 includes $249 million which would affect the Company’s effective income tax rate, including discontinued operations, if and when recognized in future years.

The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. The Company recognized interest and penalties of $16 million for the year ended December 31, 2018, $6 million for the year ended December 31, 2017 and $7 million for the year ended December 31, 2016, in the Consolidated Statements of Operations. As of December 31, 2018 and 2017, the Company has recorded liabilities for accrued interest and penalties of $24 million and $14 million, respectively, on the Consolidated Balance Sheets.

The statute of limitations for the 2014 tax year expired in September 2018. The IRS is expected to commence its examination of the 2016 and 2017 tax years during the first quarter of 2019. Various tax years are also currently under examination by state and local and foreign tax authorities. In addition, there are significant uncertainties with respect to the interpretation of tax law provisions contained in the Tax Reform Act. Guidance issued by the U.S. government in January 2019 may result in a decrease to the reserve for uncertain tax positions within the next twelve months; however, the Company is still evaluating the impact of this guidance and therefore, the amount of this decrease cannot currently be determined. In addition, future guidance issued by federal and state authorities could result in further changes to the reserve for uncertain tax positions.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

14) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Most of the Company’s pension plans are closed to new entrants. The benefits for some plans are based primarily on an employee’s years of service and average pay near retirement. Benefits under other plans are based primarily on an employee’s pay for each year that the employee participated in the plan. Participating employees are vested in the plans after five years of service. The Company funds its pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and other applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities and U.S. government securities. The Company’s common stock represents approximately 2.5% and 2.8% of the plan assets’ fair values at December 31, 2018 and 2017, respectively.

During the first quarter of 2018, the Company adopted FASB amended guidance on the presentation of net benefit cost. This guidance requires the Company to present the service cost component of net benefit cost in the same line items on the statement of operations as other compensation costs of the related employees. All of the other components of net benefit cost are presented in the statement of operations separately from the service cost component and below the subtotal of operating income. As a result of the adoption of this guidance, the Company presented $63 million of net benefit costs in “Other items, net” on the Consolidated Statement of Operations for 2018 representing the components of net benefit cost other than service cost. This guidance is required to be applied retrospectively and therefore, the Company reclassified net benefit costs of $438 million and $281 million, including pension settlement charges, for 2017 and 2016, respectively, below operating income on the Consolidated Statements of Operations. All related amounts presented herein have been recast to conform to this presentation.

During 2017, the Company purchased a group annuity contract under which an insurance company permanently assumed the Company’s obligation to pay and administer pension benefits to certain of the Company’s pension plan participants, or their designated beneficiaries, who had been receiving pension benefits. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $800 million, which represented approximately 20% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a settlement charge of $352 million in 2017, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Additionally, during 2017, the Company made discretionary contributions totaling $600 million to prefund its qualified pension plans.

During 2016, the Company offered eligible former employees who had not yet initiated pension benefit payments the option to make a one-time election to receive the present value of their pension benefits as a lump-sum distribution or to commence an immediate monthly annuity benefit. As a result, the Company paid a total of $518 million of lump-sum distributions in 2016 using its pension plan assets, which represented 12% of the total obligations of its qualified pension plans. Accordingly, the Company recorded a settlement charge of $211 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company uses a December 31 measurement date for all pension and other postretirement benefit plans.

The following table sets forth the change in benefit obligation for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$4,040	$4,660	$424	$447
Service cost	31	29	—	—
Interest cost	149	191	16	18
Actuarial (gain) loss	(147)	337	(8)	19
Benefits paid	(305)	(326)	(104)	(73)
Participants’ contributions	—	—	11	10
Retiree Medicare drug subsidy	—	—	4	3
Settlements	(90)	(862)	—	—
Cumulative translation adjustments	(7)	11	—	—
Benefit obligation, end of year	$3,671	$4,040	$343	$424

The following table sets forth the change in plan assets for the Company’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets, beginning of year	$3,046	$3,244	$—	$4
Actual return on plan assets	(170)	328	—	—
Employer contributions	51	650	90	56
Benefits paid	(305)	(326)	(104)	(73)
Participants’ contributions	—	—	11	10
Retiree Medicare drug subsidy	—	—	4	3
Settlements	(90)	(862)	—	—
Cumulative translation adjustments	(6)	12	—	—
Fair value of plan assets, end of year	$2,526	$3,046	$1	$—

The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company’s Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2018	2017	2018	2017
Funded status at end of year	$(1,145)	$(994)	$(342)	$(424)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$6	$12	$—	$—
Current liabilities	(59)	(53)	(46)	(49)
Noncurrent liabilities	(1,092)	(953)	(296)	(375)
Net amounts recognized	$(1,145)	$(994)	$(342)	$(424)

The Company’s qualified pension plans were underfunded by $478 million and $309 million at December 31, 2018 and 2017, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2018	2017	2018	2017
Net actuarial (loss) gain	$(1,692)	$(1,583)	$179	$189
Net prior service cost	(4)	(6)	—	—
Share of equity investee	(1)	(2)	—	—
	(1,697)	(1,591)	179	189
Deferred income taxes	632	606	(22)	(25)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,065)	$(985)	$157	$164

The accumulated benefit obligation for all defined benefit pension plans was $3.58 billion and $3.96 billion at December 31, 2018 and 2017, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2018	2017
Projected benefit obligation	$3,662	$3,933
Accumulated benefit obligation	$3,576	$3,852
Fair value of plan assets	$2,511	$2,928

The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2018	2017	2016	2018	2017	2016
Components of net periodic cost:
Service cost	$31	$29	$29	$—	$—	$—
Interest cost	149	191	215	16	18	20
Expected return on plan assets	(177)	(201)	(227)	—	—	—
Amortization of actuarial losses (gains)	81	101	84	(18)	(22)	(21)
Amortization of prior service cost	1	2	1	—	—	—
Settlements	11	352	211	—	—	—
Net periodic cost	$96	$474	$313	$(2)	$(4)	$(1)

The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income. All other components of net periodic cost are presented below operating income, in “Other items, net” and “Pension settlement charges.” Included in net loss from discontinued operations was net periodic cost of $3 million and $2 million in 2017 and 2016, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits					Postretirement Benefits
Year Ended December 31, 2018	2018		2017	2016		2018	2017	2016
Other comprehensive income (loss):		-200			45
Actuarial (loss) gain	$(200)		$(210)	$(275)		$8	$(19)	$5
Amortization of actuarial losses (gains) (a)	81		101	84		(18)	(22)	(21)
Amortization of prior service cost (a)	1		2	1		—	—	—
Settlements (a)	11		352	211		—	—	—
Cumulative translation adjustments	1		(1)	2		—	—	—
	(106)		244	23		(10)	(41)	(16)
Deferred income taxes	26		(119)	(9)		3	13	6
Recognized in other comprehensive income (loss), net of tax	$(80)		$125	$14		$(7)	$(28)	$(10)
(a)  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.
Estimated net actuarial losses and prior service costs related to the defined benefit pension plans of approximately $90 million and $1 million, respectively, will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2019.

Estimated net actuarial gains related to the other postretirement benefit plans of approximately $18 million will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2019.

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.5%	3.9%	4.3%	4.4%	3.9%	4.1%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	3.9%	4.3%	4.6%	3.9%	4.1%	4.2%
Expected long-term return on plan assets	6.3%	6.4%	6.4%	N/A	2.0%	2.0%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
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

The following additional assumptions were used in accounting for postretirement benefits.

	2018	2017
Projected health care cost trend rate	6.6%	7.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved	2023	2023

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on the accumulated postretirement benefit obligation	$4	$(4)

Plan Assets
The asset allocations for the Company’s U.S. qualified defined benefit pension plan trust and international pension plan trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company’s U.S. pension plan trust, which accounted for 97% of total plan assets at December 31, 2018, is to invest between 70% - 80% in long duration fixed income investments, 16% - 28% in equity securities and the remainder in cash and other investments. At December 31, 2018, this trust was invested approximately 75% in long duration fixed income securities, 22% in equity investments, and the remainder in cash, cash equivalents and other investments. Long duration fixed income investments consist of a diversified portfolio of fixed income instruments that are substantially all investment grade, with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

The following tables set forth the Company’s pension plan assets measured at fair value on a recurring basis at December 31, 2018 and 2017. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

At December 31, 2018	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$2	$9	$—	$11
Fixed income securities:
U.S. treasury securities	85	—	—	85
Government-related securities	—	171	—	171
Corporate bonds (b)	—	1,483	—	1,483
Mortgage-backed and asset-backed securities	—	113	—	113
Equity securities:
U.S. large capitalization	143	3	—	146
U.S. small capitalization	35	—	—	35
International equity	—	3	—	3
Other	1	23	—	24
Total assets in fair value hierarchy	$266	$1,805	$—	$2,071
Common collective funds measured at net asset value (c) (d)				397
Limited partnerships measured at net asset value (c)				26
Mutual funds measured at net asset value (c)				32
Investments, at fair value				$2,526

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$8	$22	$—	$30
Fixed income securities:
U.S. treasury securities	135	—	—	135
Government-related securities	12	238	—	250
Corporate bonds (b)	—	1,657	—	1,657
Mortgage-backed and asset-backed securities	—	97	1	98
Equity securities:
U.S. large capitalization	175	3	—	178
U.S. small capitalization	43	—	—	43
International equity	—	3	—	3
Other	—	43	—	43
Total assets in fair value hierarchy	$373	$2,063	$1	$2,437
Common collective funds measured at net asset value (c) (d)				519
Limited partnerships measured at net asset value (c)				32
Mutual funds measured at net asset value (c)				58
Investments, at fair value				$3,046
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
Money market investments are carried at amortized cost which approximates fair value due to the short-term maturity of these investments. Investments in equity securities are reported at fair value based on quoted market prices on national security exchanges. The fair value of investments in common collective funds and mutual funds are determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by the number of outstanding units. The fair value of U.S. treasury securities is determined based on quoted market prices in active markets. The fair value of government related securities and corporate bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which incorporate certain other observable inputs including recent trading activity for comparable securities and broker quoted prices. The fair value of mortgage-backed and asset-backed securities is based upon valuation models which incorporate available dealer quotes, projected cash flows and market information. The fair value of limited partnerships has been estimated using the NAV of the ownership interest. The NAV is determined using quarterly financial statements issued by the partnership which determine the value based on the fair value of the underlying investments.

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 at December 31, 2018.

Mortgage-backed Securities
At January 1, 2017	$2
Contributions and distributions, net	(1)
At December 31, 2017	1
Contributions and distributions, net	(1)
At December 31, 2018	$—

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company’s other postretirement benefits plan assets of $1 million at December 31, 2018 were invested in U.S. money market funds, which are categorized as Level 2 assets.
Future Benefit Payments
Estimated future benefit payments are as follows:

	2019	2020	2021	2022	2023	2024-2028
Pension	$329	$266	$262	$260	$256	$1,218
Postretirement	$53	$50	$47	$44	$41	$162
Retiree Medicare drug subsidy	$(5)	$(5)	$(5)	$(5)	$(5)	$(20)

In 2019, the Company expects to make contributions of approximately $60 million to its non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2019, the Company expects to contribute approximately $48 million to its other postretirement benefit plans to satisfy the Company’s portion of benefit payments due under these plans.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents information concerning the Company’s participation in multiemployer defined benefit pension plans.

	Employer Identification Number/Pension Plan Number	Pension Protection Act		Company Contributions			Expiration Date of Collective Bargaining Agreement
		Zone Status (a)
Pension Plan		2018	2017	2018	2017	2016
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$6	$6	$6	(c)
Directors Guild of America - Producer	95-2892780-001	Green	Green	9	8	6	6/30/2020
Producer-Writers Guild of America	95-2216351-001	Green	Green	17	15	12	5/1/2020
Screen Actors Guild - Producers	95-2110997-001	Green	Green	28	22	11	6/30/2020
Motion Picture Industry	95-1810805-001	Green	Green	17	14	11	(d)
I.A.T.S.E. Local No. 33 Pension Trust Fund (e)	95-6377503-001	Green	Green	12	10	9	12/31/2019
Other Plans				7	5	5
	Total contributions			$96	$80	$60
(a) The Zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2018 and 2017. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in AFTRA Retirement Plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2017.
(c) The expiration dates range from June 30, 2020 through June 30, 2021.
(d) The expiration dates range from March 2, 2019 through July 31, 2021.
(e) The Company was listed in I.A.T.S.E. Local No. 33 Pension Trust Fund’s Form 5500 as providing more than 5% of total contributions for the plan year ended December 31, 2017.

As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

The Company also contributes to multiemployer plans that provide postretirement healthcare, defined contribution and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $36 million, $30 million and $28 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company recognizes the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans
The Company sponsors defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $40 million, $42 million and $35 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

15) SEGMENT AND REVENUE INFORMATION
The following tables set forth the Company’s financial performance by reportable segment. The Company’s operating segments, which are the same as its reportable segments, have been determined in accordance with the Company’s internal management structure, which is organized based upon products and services. During the fourth quarter of 2018, the Company began presenting CBS Sports Network in the Entertainment segment, to reflect changes in management structure and the integration of CBS Sports Network programming with the CBS Television Network. CBS Sports Network was previously included in the Cable Networks segment. Results for all periods presented have been reclassified to conform to this presentation.

Year Ended December 31,	2018	2017	2016
Revenues:
Entertainment	$10,178	$9,306	$9,020
Cable Networks	2,204	2,355	2,015
Publishing	825	830	767
Local Media	1,830	1,668	1,779
Corporate/Eliminations	(523)	(467)	(415)
Total Revenues	$14,514	$13,692	$13,166

Revenues generated between segments primarily reflect advertising sales, content licensing and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2018	2017	2016
Intercompany Revenues:
Entertainment	$534	$477	$431
Cable Networks	1	1	1
Local Media	18	13	8
Total Intercompany Revenues	$553	$491	$440

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding costs for restructuring and other corporate matters, programming charges and other operating items, net, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments (“segment profit measure”) in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

Year Ended December 31, (a)	2018	2017	2016
Segment Operating Income (Loss):
Entertainment	$1,675	$1,578	$1,539
Cable Networks	915	999	959
Publishing	144	136	122
Local Media	609	497	622
Corporate	(295)	(305)	(311)
Restructuring charges	(67)	(63)	(30)
Corporate matters	(128)	—	(8)
Programming charges	(85)	—	—
Other operating items, net	—	19	9
Operating income	2,768	2,861	2,902
Interest expense	(467)	(457)	(411)
Interest income	57	64	32
Loss on early extinguishment of debt	—	(49)	—
Pension settlement charges	—	(352)	(211)
Other items, net	(69)	(88)	(82)
Earnings from continuing operations before income taxes and equity in loss of investee companies	2,289	1,979	2,230
Provision for income taxes	(273)	(633)	(628)
Equity in loss of investee companies, net of tax	(56)	(37)	(50)
Net earnings from continuing operations	1,960	1,309	1,552
Net loss from discontinued operations, net of tax	—	(952)	(291)
Net earnings	$1,960	$357	$1,261

(a) During the first quarter of 2018, the Company adopted amended FASB guidance on the presentation of net benefit cost. As a result, the components of net benefit cost other than the service cost component are presented in the statement of operations below the subtotal of operating income. All prior periods have been recast to conform to this presentation.

Year Ended December 31,	2018	2017	2016
Depreciation and Amortization:
Entertainment	$125	$118	$120
Cable Networks	18	20	20
Publishing	6	6	6
Local Media	43	45	44
Corporate	31	34	35
Total Depreciation and Amortization	$223	$223	$225

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2018	2017	2016
Stock-based Compensation:
Entertainment	$62	$68	$63
Cable Networks	12	10	10
Publishing	4	5	4
Local Media	11	12	12
Corporate (a)	57	84	76
Total Stock-based Compensation	$146	$179	$165

(a) Included in 2018 are forfeitures of $28 million and accelerations of $6 million relating to changes in senior management.

Year Ended December 31,	2018	2017	2016
Capital Expenditures:
Entertainment	$93	$102	$102
Cable Networks	20	16	15
Publishing	7	5	9
Local Media	27	32	37
Corporate	18	30	33
Total Capital Expenditures	$165	$185	$196

At December 31,	2018	2017
Assets:
Entertainment (a)	$13,579	$12,927
Cable Networks	2,693	2,577
Publishing	1,054	906
Local Media	4,037	4,042
Corporate/Eliminations	484	378
Discontinued operations	12	13
Total Assets	$21,859	$20,843

(a) Includes assets held for sale of $33 million and $34 million at December 31, 2018 and 2017, respectively.
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues.

Year Ended December 31,	2018	2017	2016
Revenues by Type:
Advertising	$6,195	$5,753	$6,288
Content licensing and distribution
Programming	3,256	3,122	2,906
Publishing	825	830	767
Affiliate and subscription fees	4,003	3,758	2,978
Other	235	229	227
Total Revenues	$14,514	$13,692	$13,166

Year Ended December 31,	2018	2017	2016
Revenues: (a)
United States	$11,979	$11,675	$11,317
International	2,535	2,017	1,849
Total Revenues	$14,514	$13,692	$13,166

(a) Revenue classifications are based on customers’ locations.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2018	2017
Long-lived Assets: (a)
United States	$14,286	$13,699
International	429	495
Total Long-lived Assets	$14,715	$14,194

(a) Reflects total assets less current assets, investments and noncurrent deferred tax assets.

Transactions within the Company between the United States and international regions were not significant.
16) ADOPTION OF “REVENUE FROM CONTRACTS WITH CUSTOMERS”
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
Revenues from the Company’s distribution of third-party content are now recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues, which include content licensing and distribution revenues and advertising revenues, were recognized at the net amount retained by the Company after the payment of fees to the third party. For the year ended December 31, 2018, revenues and operating expenses relating to such distribution arrangements were $279 million higher under ASC 606 than the amounts that would have been reported under previous accounting guidance, with no impact to operating income.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amount by which each applicable financial statement line item on the Consolidated Statement of Operations would have decreased for 2018 if license renewals were recognized under previous accounting guidance.

Year Ended
December 31, 2018
Revenues	$263
Operating expenses	124
Operating income	139
Less: Provision for income taxes	30
Net earnings	$109
Diluted EPS	$.29

In addition, the adoption of ASC 606 resulted in certain classification changes on the Consolidated Balance Sheet. The primary change is the reclassification of the sales returns reserve relating to the publishing business to “Other current liabilities.” Such amount, which was $116 million at December 31, 2018, was previously presented as a reduction to receivables.

The following table presents the amount by which each applicable financial statement line item on the Consolidated Balance Sheet at December 31, 2018 would increase (decrease) if all of the above changes resulting from the adoption of ASC 606 were presented under previous accounting guidance.

Assets
Receivables, net	$(102)
Programming and other inventory (noncurrent)	$(35)
Other assets (noncurrent receivables)	$327

Liabilities
Other current liabilities	$(128)
Deferred income tax liabilities, net	$38
Participants’ share and royalties payable	$128

Accumulated deficit	$152

ASC 606 also requires enhanced disclosures relating to the Company’s revenues from contracts with customers (See Note 1), including the disaggregation of revenues into categories (See Note 15).
17) DISCONTINUED OPERATIONS
On November 16, 2017, the Company completed the split-off of CBS Radio through an exchange offer, in which the Company accepted 17.9 million shares of CBS Corp. Class B Common Stock from its stockholders in exchange for the 101.4 million shares of CBS Radio common stock that it owned. Immediately following the exchange offer, each share of CBS Radio common stock was converted into one share of Entercom Communications Corp. (“Entercom”) Class A common stock upon completion of the merger of CBS Radio and Entercom. CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth details of net earnings (loss) from discontinued operations for the years ended December 31, 2017 and 2016.

Year Ended December 31, 2017	CBS Radio		Other		Total
Revenues	$1,018		$—		$1,018
Costs and expenses:
Operating	364		—		364
Selling, general and administrative	444		(1)		443
Market value adjustment	980	(a)	—		980
Restructuring charges	7		—		7
Total costs and expenses	1,795		(1)		1,794
Operating income (loss)	(777)		1		(776)
Interest expense	(70)		—		(70)
Other items, net	(2)		—		(2)
Earnings (loss) from discontinued operations	(849)		1		(848)
Income tax benefit (provision)	(55)		45	(b)	(10)
Earnings (loss) from discontinued operations, net of tax	(904)		46		(858)
Net gain (loss) on disposal	(109)		13		(96)
Income tax benefit (provision)	4		(2)		2
Net gain (loss) on disposal, net of tax	(105)		11	(c)	(94)
Net earnings (loss) from discontinued operations, net of tax	$(1,009)		$57		$(952)
(a) During 2017, prior to the split-off, CBS Radio was measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The value of the transaction with Entercom was determined based on Entercom’s stock price at the closing of the transaction and therefore, the Company recorded a market value adjustment of $980 million in 2017 to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom.
(b) Reflects a tax benefit from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.
(c) Reflects adjustments to the loss on disposal of the Company’s outdoor advertising businesses, primarily from a decrease to the guarantee liability associated with the 2013 disposal of the Company’s outdoor advertising business in Europe.

Year Ended December 31, 2016	CBS Radio		Other (b)	Total
Revenues	$1,220		$—	$1,220
Costs and expenses:
Operating	397		—	397
Selling, general and administrative	496		—	496
Depreciation and amortization	26		—	26
Restructuring charges	8		—	8
Impairment charge	444	(a)	—	444
Total costs and expenses	1,371		—	1,371
Operating loss	(151)		—	(151)
Interest expense	(17)		—	(17)
Other items, net	1		—	1
Loss from discontinued operations	(167)		—	(167)
Income tax provision	(88)		(36)	(124)
Net loss from discontinued operations, net of tax	$(255)		$(36)	$(291)

(a) Reflects a pretax noncash impairment charge of $444 million ($427 million, net of tax) to reduce the carrying value of CBS Radio’s goodwill by $408 million ($405 million, net of tax) and FCC licenses in 11 radio markets by $36 million ($22 million, net of tax).
(b) Reflects a charge from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

18) COMMITMENTS AND CONTINGENCIES
The Company’s commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements and purchase obligations for goods and services resulting from the Company’s normal course of business.

Programming and talent commitments of the Company, estimated to aggregate $8.98 billion as of December 31, 2018, primarily include $6.62 billion for sports programming rights, $1.71 billion relating to the production and licensing of television and film programming, and $660 million for talent contracts.  The Company also has committed purchase obligations which include agreements to purchase goods or services in the future that totaled $795 million as of December 31, 2018.

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

At December 31, 2018, commitments for programming and talent and purchase obligations not recorded on the balance sheet, and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Programming and Talent	Purchase Obligations	Other Long-Term Contractual Obligations
2019	$2,270	$285	$—
2020	1,989	247	569
2021	1,830	171	360
2022	1,704	26	199
2023	300	8	112
2024 and thereafter	889	58	229
Total	$8,982	$795	$1,469

The Company has long-term noncancellable operating lease commitments for office space, equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders.

At December 31, 2018, future minimum rental payments under noncancellable operating leases with terms in excess of one year and payments under capital leases are as follows:

	Leases
	Capital	Operating
2019	$13	$174
2020	12	129
2021	11	122
2022	7	110
2023	2	101
2024 and thereafter	2	465
Total minimum payments	$47	$1,101
Less amounts representing interest	4
Present value of minimum payments	$43

Future minimum operating lease payments have been reduced by future minimum sublease income of $30 million. Rent expense was $212 million in 2018, $181 million in 2017 and $167 million in 2016. Included in net earnings (loss) from discontinued operations was rent expense of $32 million in 2017 and $36 million in 2016.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Guarantees
The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2018, the outstanding letters of credit and surety bonds approximated $100 million and were not recorded on the Consolidated Balance Sheet.
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

Investigation-Related Matters. As announced on August 1, 2018, the Company’s Board of Directors (“Board”) retained two law firms to conduct a full investigation of the allegations in recent press reports about the Company’s former Chairman of the Board, President and Chief Executive Officer, Mr. Leslie Moonves, CBS News and cultural issues at all levels of the Company. On December 17, 2018, the Board announced the completion of the investigation, certain findings of the investigation and the Board’s determination, discussed below, with respect to the termination of Mr. Moonves’s employment. The Company has received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office has also requested information about these matters. The Company may receive additional related regulatory and investigative inquiries from these and other entities in the future. The Company is cooperating with these inquiries.

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against the Company, certain current and former senior executives and members of the Board. The consolidated action is stated to be on behalf of purchasers of the Company’s Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

Separation Agreement. On September 9, 2018, the Company entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Leslie Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of the Company. Pursuant to the

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Separation Agreement, the Company is contributing the aggregate amount of $20 million toward various charitable organizations that support the #MeToo movement and equality for women in the workplace, which organizations were mutually agreed by the Company and Mr. Moonves. The Company has recorded the contribution of $20 million in “Restructuring and other corporate matters” on the Consolidated Statements of Operations for the year ended December 31, 2018. In October 2018, the Company contributed $120 million to a grantor trust. On December 17, 2018, the Board announced that, following its consideration of the findings of the investigation referred to above, it had determined that there were grounds to terminate Mr. Moonves’s employment for cause under his employment agreement with the Company. Any dispute related to the Board’s determination is subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves notified the Company of his election to demand binding arbitration with respect to this matter and the related Board investigation. The assets of the grantor trust will remain in the trust until a final determination in the arbitration. The Company is currently unable to determine the outcome of the arbitration and the amount, if any, that may be awarded thereunder and, accordingly, no accrual for this matter has been made in the Company’s consolidated financial statements.

Claims Related to Former Businesses: Asbestos. The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company’s products is the basis of a claim. Claims against the Company in which a product has been identified most commonly relate to allegations of exposure to asbestos-containing insulating material used in conjunction with turbines.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2018, the Company had pending approximately 31,570 asbestos claims, as compared with approximately 31,660 as of December 31, 2017 and 33,610 as of December 31, 2016. During 2018, the Company received approximately 3,290 new claims and closed or moved to an inactive docket approximately 3,380 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2018 and 2017 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $45 million and $57 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities. This belief is based upon many factors and assumptions, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims. While the number of asbestos claims filed against the Company has remained generally flat in recent years, it is difficult to predict future asbestos liabilities, as events and circumstances may occur, including, among others, the number and types of claims and average cost to resolve such claims, which could affect the Company’s estimate of its asbestos liabilities.
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
19) SUPPLEMENTAL FINANCIAL INFORMATION
The following table presents the components of Other items, net on the Consolidated Statements of Operations.

Year Ended December 31,	2018	2017	2016
Pension and postretirement benefit costs	$(63)	$(86)	$(70)
Foreign exchange (losses) gains	(3)	2	(12)
Net loss from investments	(3)	(4)	—
Other items, net	$(69)	$(88)	$(82)

Supplemental Cash Flow Information

Year Ended December 31,	2018	2017	2016
Cash paid for interest:
Continuing operations	$457	$448	$407
Discontinued operations	—	70	8
Total	$457	$518	$415

Year Ended December 31,	2018	2017	2016
Cash paid (refunded) for income taxes:
Continuing operations	$16	$365	$373
Discontinued operations	(4)	26	119
Total	$12	$391	$492

Year Ended December 31,	2018	2017	2016
Noncash investing and financing activities:
Shares received in split-off of CBS Radio (Note 17)	$—	$1,007	$—
Noncash additions to property and equipment	$—	$31	$—
Equipment acquired under capitalized leases	$9	$5	$10

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

20) QUARTERLY FINANCIAL DATA (unaudited):

	First	Second	Third	Fourth
2018 (a)	Quarter	Quarter	Quarter	Quarter (b)	Total Year
Revenues:
Entertainment	$2,753	$2,402	$2,190	$2,833	$10,178
Cable Networks	571	553	529	551	2,204
Publishing	160	207	240	218	825
Local Media	415	420	434	561	1,830
Corporate/Eliminations	(138)	(116)	(130)	(139)	(523)
Total Revenues	$3,761	$3,466	$3,263	$4,024	$14,514
Segment Operating Income (Loss):
Entertainment	$486	$367	$384	$438	$1,675
Cable Networks	236	245	241	193	915
Publishing	16	31	51	46	144
Local Media	118	128	124	239	609
Corporate	(75)	(77)	(64)	(79)	(295)
Total Segment Operating Income	781	694	736	837	3,048
Restructuring charges	—	(25)	—	(42)	(67)
Corporate matters	(9)	(10)	(46)	(63)	(128)
Programming charges	—	—	—	(85)	(85)
Total Operating Income	$772	$659	$690	$647	$2,768
Net earnings	$511	$400	$488	$561	$1,960

Basic net earnings per common share	$1.34	$1.06	$1.30	$1.50	$5.20

Diluted net earnings per common share	$1.32	$1.05	$1.29	$1.49	$5.14

Weighted average number of common shares
outstanding:
Basic	382	378	375	374	377
Diluted	386	381	379	377	381
(a) During the fourth quarter of 2018, the Company began presenting CBS Sports Network in the Entertainment segment, to reflect changes in management structure and the integration of CBS Sports Network programming with the CBS Television Network. CBS Sports Network was previously included in the Cable Networks segment. Results for all periods presented have been reclassified to conform to this presentation. The following table provides the impact on the Company’s revenues and Segment Operating Income by segment for 2018 as a result of this change. There was no change to the Company’s total revenues or total operating income.

	Revenues			Segment Operating Income
	First	Second	Third	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Entertainment	$37	$37	$39	$(6)	$11	$7
Cable Networks	$(38)	$(38)	$(40)	$6	$(11)	$(7)
Corporate/Eliminations	$1	$1	$1	$—	$—	$—
(b) The fourth quarter of 2018 includes the reversal of a valuation allowance of $140 million relating to capital loss carryforwards that will be utilized in connection with the sale of CBS Television City in the first quarter of 2019.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	First	Second	Third	Fourth
2017 (a) (e)	Quarter	Quarter	Quarter	Quarter (c) (d)	Total Year
Revenues:
Entertainment	$2,384	$2,217	$1,849	$2,856	$9,306
Cable Networks	505	537	805	508	2,355
Publishing	161	206	228	235	830
Local Media	409	412	397	450	1,668
Corporate/Eliminations	(116)	(115)	(108)	(128)	(467)
Total Revenues	$3,343	$3,257	$3,171	$3,921	$13,692
Segment Operating Income (Loss):
Entertainment	$400	$359	$354	$465	$1,578
Cable Networks	253	247	292	207	999
Publishing	15	29	47	45	136
Local Media	124	128	106	139	497
Corporate	(66)	(73)	(70)	(96)	(305)
Total Segment Operating Income	726	690	729	760	2,905
Restructuring charges	—	—	—	(63)	(63)
Other operating items, net	—	—	—	19	19
Total Operating Income	$726	$690	$729	$716	$2,861
Net earnings from continuing operations	$454	$397	$418	$40	$1,309
Net earnings (loss) (b)	$(252)	$58	$592	$(41)	$357

Basic net earnings per common share:
Net earnings from continuing operations	$1.11	$.98	$1.04	$.10	$3.26
Net earnings (loss)	$(.61)	$.14	$1.48	$(.10)	$.89
Diluted net earnings per common share:
Net earnings from continuing operations	$1.09	$.97	$1.03	$.10	$3.22
Net earnings (loss)	$(.61)	$.14	$1.46	$(.10)	$.88

Weighted average number of common shares
outstanding:
Basic	410	405	401	391	401
Diluted	416	410	406	395	407
(a) During the first quarter of 2018, the Company adopted amended FASB guidance on the presentation of net benefit cost. As a result, the components of net benefit cost other than the service cost component are presented in the statement of operations below the subtotal of operating income. All prior periods have been recast to conform to this presentation. This change resulted in an increase to total operating income of $22 million, $21 million, $22 million and $373 million for the first quarter, second quarter, third quarter and fourth quarter of 2017, respectively.
(b) CBS Radio has been presented as a discontinued operation for all periods presented. In the fourth quarter of 2017, the Company recorded a loss on the split-off of CBS Radio of $105 million. During 2017, prior to the split-off, the Company recorded a market value adjustment of $980 million, including a charge of $715 million, a charge of $365 million and a gain of $100 million in the first, second and third quarter, respectively, to reduce the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom (See Note 17).
(c) In the fourth quarter of 2017, the Company recorded a pension settlement charge of $352 million for the settlement of pension obligations resulting from the transfer of pension obligations to an insurance company through the purchase of a group annuity contract (See Note 14).
(d) In the fourth quarter of 2017, the Company recorded a provisional charge of $129 million resulting from the enactment of the Tax Reform Act.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

(e) During the fourth quarter of 2018, the Company began presenting CBS Sports Network in the Entertainment segment, to reflect changes in management structure and the integration of CBS Sports Network programming with the CBS Television Network. CBS Sports Network was previously included in the Cable Networks segment. Results for all periods presented have been reclassified to conform to this presentation. The following table provides the impact on the Company’s revenues and Segment Operating Income by segment for 2017 as a result of this change. There was no change to the Company’s total revenues or total operating income.

	Revenues					Segment Operating Income
	First	Second	Third	Fourth	Total	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year	Quarter	Quarter	Quarter	Quarter	Year
Entertainment	$37	$33	$34	$38	$142	$(3)	$8	$4	$(4)	$5
Cable Networks	$(38)	$(34)	$(35)	$(39)	$(146)	$3	$(8)	$(4)	$4	$(5)
Corporate/Eliminations	$1	$1	$1	$1	$4	$—	$—	$—	$—	$—
21) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
CBS Operations Inc. is a wholly owned subsidiary of the Company.  CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.’s senior debt securities (See Note 8).  The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Changes to the entities that comprise the guarantor group are reflected for all periods presented.

	Statement of Operations
	For the Year Ended December 31, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$187	$10	$14,317	$—	$14,514
Costs and expenses:
Operating	99	4	9,008	—	9,111
Selling, general and administrative	54	252	1,911	—	2,217
Depreciation and amortization	4	22	197	—	223
Restructuring and other corporate matters	1	141	53	—	195
Total costs and expenses	158	419	11,169	—	11,746
Operating income (loss)	29	(409)	3,148	—	2,768
Interest (expense) income, net	(533)	(509)	632	—	(410)
Other items, net	(32)	15	(52)	—	(69)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(536)	(903)	3,728	—	2,289
Benefit (provision) for income taxes	110	185	(568)	—	(273)
Equity in earnings (loss) of investee companies, net of tax	2,386	1,515	(56)	(3,901)	(56)
Net earnings	$1,960	$797	$3,104	$(3,901)	$1,960
Total comprehensive income	$1,847	$801	$3,072	$(3,873)	$1,847

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Year Ended December 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$172	$10	$13,510	$—	$13,692
Costs and expenses:
Operating	95	6	8,337	—	8,438
Selling, general and administrative	49	274	1,803	—	2,126
Depreciation and amortization	5	23	195	—	223
Restructuring charges and other corporate matters	—	2	61	—	63
Other operating items, net	—	—	(19)	—	(19)
Total costs and expenses	149	305	10,377	—	10,831
Operating income (loss)	23	(295)	3,133	—	2,861
Interest (expense) income, net	(509)	(486)	602	—	(393)
Loss on early extinguishment of debt	(49)	—	—	—	(49)
Pension settlement charge	(352)	—	—	—	(352)
Other items, net	(37)	(54)	3	—	(88)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(924)	(835)	3,738	—	1,979
Benefit (provision) for income taxes	266	240	(1,139)	—	(633)
Equity in earnings (loss) of investee companies, net of tax	1,014	1,450	(37)	(2,464)	(37)
Net earnings from continuing operations	356	855	2,562	(2,464)	1,309
Net earnings (loss) from discontinued operations, net of tax	1	(5)	(948)	—	(952)
Net earnings	$357	$850	$1,614	$(2,464)	$357
Total comprehensive income	$462	$839	$1,640	$(2,479)	$462

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Year Ended December 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$181	$12	$12,973	$—	$13,166
Costs and expenses:
Operating	67	6	7,883	—	7,956
Selling, general and administrative	46	287	1,721	—	2,054
Depreciation and amortization	5	23	197	—	225
Restructuring and other corporate matters	—	2	36	—	38
Other operating items, net	—	—	(9)	—	(9)
Total costs and expenses	118	318	9,828	—	10,264
Operating income (loss)	63	(306)	3,145	—	2,902
Interest (expense) income, net	(502)	(433)	556	—	(379)
Pension settlement charge	(211)	—	—	—	(211)
Other items, net	(37)	9	(54)	—	(82)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of investee companies	(687)	(730)	3,647	—	2,230
Benefit (provision) for income taxes	212	224	(1,064)	—	(628)
Equity in earnings (loss) of investee companies, net of tax	1,736	1,161	(50)	(2,897)	(50)
Net earnings from continuing operations	1,261	655	2,533	(2,897)	1,552
Net loss from discontinued operations, net of tax	—	(1)	(290)	—	(291)
Net earnings	$1,261	$654	$2,243	$(2,897)	$1,261
Total comprehensive income	$1,264	$679	$2,212	$(2,891)	$1,264

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$148	$—	$174	$—	$322
Receivables, net	27	1	4,013	—	4,041
Programming and other inventory	2	2	1,984	—	1,988
Prepaid expenses and other current assets	81	46	310	(36)	401
Total current assets	258	49	6,481	(36)	6,752
Property and equipment	31	223	2,672	—	2,926
Less accumulated depreciation and amortization	14	184	1,519	—	1,717
Net property and equipment	17	39	1,153	—	1,209
Programming and other inventory	5	4	3,874	—	3,883
Goodwill	98	62	4,760	—	4,920
Intangible assets	—	—	2,638	—	2,638
Investments in consolidated subsidiaries	47,600	16,901	—	(64,501)	—
Other assets	281	—	2,143	—	2,424
Assets held for sale	—	—	33	—	33
Intercompany	—	526	31,686	(32,212)	—
Total Assets	$48,259	$17,581	$52,768	$(96,749)	$21,859
Liabilities and Stockholders’ Equity
Accounts payable	$5	$31	$165	$—	$201
Participants’ share and royalties payable	—	—	1,177	—	1,177
Accrued programming and production costs	3	2	699	—	704
Commercial paper	674	—	—	—	674
Current portion of long-term debt	1	—	12	—	13
Accrued expenses and other current liabilities	395	308	1,137	(36)	1,804
Total current liabilities	1,078	341	3,190	(36)	4,573
Long-term debt	9,388	—	77	—	9,465
Other liabilities	2,777	212	2,028	—	5,017
Intercompany	32,212	—	—	(32,212)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,637	—	60,894	(60,894)	43,637
Retained earnings (deficit)	(17,201)	17,214	(9,381)	(7,833)	(17,201)
Accumulated other comprehensive income (loss)	(775)	22	44	(66)	(775)
	25,662	17,359	52,273	(69,632)	25,662
Less treasury stock, at cost	22,858	331	4,800	(5,131)	22,858
Total Stockholders’ Equity	2,804	17,028	47,473	(64,501)	2,804
Total Liabilities and Stockholders’ Equity	$48,259	$17,581	$52,768	$(96,749)	$21,859

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$173	$—	$112	$—	$285
Receivables, net	29	2	3,666	—	3,697
Programming and other inventory	3	3	1,822	—	1,828
Prepaid expenses and other current assets	130	28	341	(36)	463
Total current assets	335	33	5,941	(36)	6,273
Property and equipment	49	217	2,681	—	2,947
Less accumulated depreciation and amortization	27	163	1,511	—	1,701
Net property and equipment	22	54	1,170	—	1,246
Programming and other inventory	3	4	2,874	—	2,881
Goodwill	98	62	4,731	—	4,891
Intangible assets	—	—	2,666	—	2,666
Investments in consolidated subsidiaries	45,504	15,385	—	(60,889)	—
Other assets	162	5	2,685	—	2,852
Assets held for sale	—	—	34	—	34
Intercompany	—	1,221	29,562	(30,783)	—
Total Assets	$46,124	$16,764	$49,663	$(91,708)	$20,843
Liabilities and Stockholders’ Equity
Accounts payable	$1	$30	$200	$—	$231
Participants’ share and royalties payable	—	—	986	—	986
Accrued programming and production costs	4	4	489	—	497
Commercial paper	679	—	—	—	679
Current portion of long-term debt	2	—	17	—	19
Accrued expenses and other current liabilities	352	269	975	(36)	1,560
Total current liabilities	1,038	303	2,667	(36)	3,972
Long-term debt	9,378	—	86	—	9,464
Other liabilities	2,947	234	2,248	—	5,429
Intercompany	30,783	—	—	(30,783)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,797	—	60,894	(60,894)	43,797
Retained earnings (deficit)	(18,900)	16,417	(12,224)	(4,193)	(18,900)
Accumulated other comprehensive income (loss)	(662)	18	76	(94)	(662)
	24,236	16,558	49,462	(66,020)	24,236
Less treasury stock, at cost	22,258	331	4,800	(5,131)	22,258
Total Stockholders’ Equity	1,978	16,227	44,662	(60,889)	1,978
Total Liabilities and Stockholders’ Equity	$46,124	$16,764	$49,663	$(91,708)	$20,843

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(440)	$(286)	$2,152	$—	$1,426
Investing Activities:
Investments in and advances to investee companies	—	—	(124)	—	(124)
Capital expenditures	—	(18)	(147)	—	(165)
Acquisitions, net of cash acquired	—	—	(31)	—	(31)
Other investing activities	(5)	—	—	—	(5)
Net cash flow used for investing activities from continuing operations	(5)	(18)	(302)	—	(325)
Net cash flow used for investing activities from discontinued operations	(23)	—	—	—	(23)
Net cash flow used for investing activities	(28)	(18)	(302)	—	(348)
Financing Activities:
Repayments of short-term debt borrowings, net	(5)	—	—	—	(5)
Payment of capital lease obligations	—	—	(16)	—	(16)
Dividends	(276)	—	—	—	(276)
Purchase of Company common stock	(586)	—	—	—	(586)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(59)	—	—	—	(59)
Proceeds from exercise of stock options	27	—	—	—	27
Other financing activities	(1)	—	(5)	—	(6)
Increase (decrease) in intercompany payables	1,463	304	(1,767)	—	—
Net cash flow provided by (used for) financing activities	563	304	(1,788)	—	(921)
Net increase in cash, cash equivalents and restricted cash	95	—	62	—	157
Cash and cash equivalents at beginning of year	173	—	112	—	285
Cash, cash equivalents and restricted cash at end of year (includes $120 of restricted cash)	$268	$—	$174	$—	$442

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2017
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(1,491)	$(203)	$2,581	$—	$887
Investing Activities:
Investments in and advances to investee companies	—	—	(110)	—	(110)
Capital expenditures	—	(30)	(155)	—	(185)
Acquisitions (including acquired television library), net of cash acquired	—	—	(270)	—	(270)
Proceeds from sale of investments	—	—	10	—	10
Proceeds from dispositions	—	—	11	—	11
Other investing activities	22	(1)	—	—	21
Net cash flow provided by (used for) investing activities from continuing operations	22	(31)	(514)	—	(523)
Net cash flow provided by (used for) investing activities from discontinued operations	1	(5)	(20)	—	(24)
Net cash flow provided by (used for) investing activities	23	(36)	(534)	—	(547)
Financing Activities:
Proceeds from short-term debt borrowings, net	229	—	—	—	229
Proceeds from issuance of senior notes	1,773	—	—	—	1,773
Repayment of senior notes	(1,244)	—	—	—	(1,244)
Proceeds from debt borrowings of CBS Radio	—	—	40	—	40
Repayment of debt borrowings of CBS Radio	—	—	(43)	—	(43)
Payment of capital lease obligations	—	—	(18)	—	(18)
Dividends	(296)	—	—	—	(296)
Purchase of Company common stock	(1,111)	—	—	—	(1,111)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(89)	—	—	—	(89)
Proceeds from exercise of stock options	91	—	—	—	91
Other financing activities	(1)	—	(8)	—	(9)
Increase (decrease) in intercompany payables	1,968	239	(2,207)	—	—
Net cash flow provided by (used for) financing activities	1,320	239	(2,236)	—	(677)
Net decrease in cash and cash equivalents	(148)	—	(189)	—	(337)
Cash and cash equivalents at beginning of year (includes $24 of discontinued operations cash)	321	—	301	—	622
Cash and cash equivalents at end of year	$173	$—	$112	$—	$285

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Year Ended December 31, 2016
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(846)	$(157)	$2,688	$—	$1,685
Investing Activities:
Investments in and advances to investee companies	—	—	(81)	—	(81)
Capital expenditures	—	(33)	(163)	—	(196)
Acquisitions	—	—	(92)	—	(92)
Proceeds from dispositions	(4)	—	24	—	20
Other investing activities	15	—	—	—	15
Net cash flow provided by (used for) investing activities from continuing operations	11	(33)	(312)	—	(334)
Net cash flow used for investing activities from discontinued operations	—	(1)	(5)	—	(6)
Net cash flow provided by (used for) investing activities	11	(34)	(317)	—	(340)
Financing Activities:
Proceeds from short-term debt borrowings, net	450	—	—	—	450
Proceeds from issuance of senior notes	684	—	—	—	684
Repayment of senior debentures	(199)	—	—	—	(199)
Proceeds from debt borrowings of CBS Radio	—	—	1,452	—	1,452
Repayment of debt borrowings of CBS Radio	—	—	(110)	—	(110)
Payment of capital lease obligations	—	—	(18)	—	(18)
Dividends	(288)	—	—	—	(288)
Purchase of Company common stock	(2,997)	—	—	—	(2,997)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(58)	—	—	—	(58)
Proceeds from exercise of stock options	21	—	—	—	21
Excess tax benefit from stock-based compensation	17	—	—	—	17
Increase (decrease) in intercompany payables	3,259	190	(3,449)	—	—
Net cash flow provided by (used for) financing activities	889	190	(2,125)	—	(1,046)
Net increase (decrease) in cash and cash equivalents	54	(1)	246	—	299
Cash and cash equivalents at beginning of year (includes $6 of discontinued operations cash)	267	1	55	—	323
Cash and cash equivalents at end of year (includes $24 of discontinued operations cash)	$321	$—	$301	$—	$622

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Management’s report on internal control over financial reporting and the report of the Company’s independent registered public accounting firm thereon are set forth in Item 8, on pages II-49 and II-50, of this report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s directors is contained in the CBS Corporation Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “CBS Corporation’s Board of Directors,” “Item 1—Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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
(a)
1. Financial Statements.
The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page II-48.
2. Financial Statement Schedules.
The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-48.
3. Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

(b)	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

Item 16.	Form 10-K Summary.
None.

IV-1

CBS CORPORATION AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$49	$1	$5	$—	$14	$41
Year ended December 31, 2017	$60	$1	$5	$—	$17	$49
Year ended December 31, 2016	$59	$1	$12	$—	$12	$60

Valuation allowance on deferred tax assets:
Year ended December 31, 2018	$974	$—	$3	$—	$258	$719
Year ended December 31, 2017	$928	$218	$143	$—	$315	$974
Year ended December 31, 2016	$914	$—	$41	$—	$27	$928

Reserves for inventory obsolescence:
Year ended December 31, 2018	$19	$—	$7	$—	$6	$20
Year ended December 31, 2017	$19	$1	$6	$—	$7	$19
Year ended December 31, 2016	$23	$1	$2	$—	$7	$19
F-1

INDEX TO EXHIBITS
ITEM 15(b)
Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)
Purchase and Sale Agreement dated as of December 10, 2018 among CBS Broadcasting Inc., Television City Equity, LLC and First American Title Insurance Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation filed December 11, 2018) (File No. 001‑09553).

(3)		Articles of Incorporation and Bylaws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553).

(b)
Amended and Restated Bylaws of CBS Corporation (incorporated by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2018) (File No. 001‑09553).

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

(10)		Material Contracts
	(a)	CBS Corporation 2009 Long‑Term Incentive Plan (as amended and restated December 11, 2018) (filed herewith).*
	(b)	Forms of Certificate and Terms and Conditions for equity awards for:
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
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010 (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), (as Part B was amended by Amendment No. 4 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 3 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part B was amended by Amendment No. 5 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 4 as of October 2, 2017) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553) (as Part B was amended by Amendment No. 6 as of October 2, 2017) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553).*

(f)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553) (as Part B was amended by Amendment No. 4 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 3 as of October 2, 2017) (incorporated by reference to Exhibit 10(f) of the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553) (as Part B was amended by Amendment No. 5 as of October 2, 2017) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553).*

_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(g)	Summary of CBS Corporation Compensation for Outside Directors (as of January 31, 2019) (filed herewith).*
(h)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
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
Employment Agreement dated as of July 1, 2017 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553), as amended by Letter Agreement dated as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 27, 2018) (File No. 001-09553).*

(o)
Employment Agreement dated October 18, 2018 between CBS Corporation and Christina Spade (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 19, 2018) (File No. 001-09553).*

(p)
Employment Agreement dated as of June 1, 2017 between CBS Corporation and Lawrence P. Tu (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553), as amended by Letter Agreement dated April 25, 2018 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2018) (File No. 001-09553).*

(q)	Employment Agreement dated as of January 1, 2019 between CBS Corporation and Jonathan H. Anschell (filed herewith).*
(r)	Employment Agreement dated as of January 1, 2019 between CBS Corporation and Richard M. Jones (filed herewith).*
(s)
Employment Agreement dated May 19, 2017 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2017) (File No. 001-09553).*

(t)
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

(u)
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
(v)
Employment Agreement dated as of September 29, 2016 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2016), as amended by Letter Agreement dated August 4, 2017 (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553).*

(w)
Separation Agreement dated October 11, 2018 between CBS Corporation and Anthony G. Ambrosio (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 12, 2018) (File No. 001-09553).*

(x)
Employment Agreement dated as of July 1, 2016 between CBS Corporation and Gil Schwartz (incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2015) (File No. 001-09553), as amended by Letter Agreement dated August 4, 2017 (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553), as amended by Letter Agreement dated January 11, 2018 (incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553).*

(y)
Separation Agreement dated as of September 21, 2018 between CBS Corporation and Gil D. Schwartz (incorporated by reference to Exhibit 10(b) to the Current Report on Form 8-K of CBS Corporation filed September 27, 2018) (File No. 001-09553).*

(z)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
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

(aa)	CBS Corporation Matching Gifts Program for Directors (filed herewith).*
(bb)
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

(cc)
Settlement and Release Agreement effective as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 10, 2018) (File No. 001-09553).

(dd)
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Former Viacom filed December 21, 2005) (File No. 001‑09553).

(ee)
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
Date: February 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph R. Ianniello	President and Acting Chief Executive Officer (Principal Executive Officer)	February 15, 2019
Joseph R. Ianniello

/s/ Christina Spade	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 15, 2019
Christina Spade

/s/ Lawrence Liding	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2019
Lawrence Liding

*	Director	February 15, 2019
Candace K. Beinecke

*	Director	February 15, 2019
Barbara M. Byrne

*	Director	February 15, 2019
Gary L. Countryman

*	Director	February 15, 2019
Brian Goldner

	Signature	Title	Date

	*	Director	February 15, 2019
Linda M. Griego

	*	Director	February 15, 2019
Robert N. Klieger

	*	Director	February 15, 2019
Martha L. Minow

	*	Director	February 15, 2019
Shari Redstone

	*	Director	February 15, 2019
Susan Schuman

	*	Director	February 15, 2019
Frederick O. Terrell

	*	Director (Interim Chairman of the Board of Directors)	February 15, 2019
Strauss Zelnick

*By:	/s/ Lawrence P. Tu		February 15, 2019
Lawrence P. Tu Attorney-in-Fact for Directors