Form 10-Q
period 2019-03-31
CBS CORP
filed 2019-05-02
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	CBS.A	New York Stock Exchange
Class B Common Stock, $0.001 par value	CBS	New York Stock Exchange
Number of shares of common stock outstanding at April 30, 2019:
Class A Common Stock, par value $.001 per share— 22,858,062
Class B Common Stock, par value $.001 per share— 351,954,458

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$4,167	$3,761
Costs and expenses:
Operating	2,748	2,400
Selling, general and administrative	573	524
Depreciation and amortization	53	56
Restructuring and other corporate matters (Note 3)	114	9
Gain on sale of assets (Note 1)	(549)	—
Total costs and expenses	2,939	2,989
Operating income	1,228	772
Interest expense	(117)	(118)
Interest income	14	17
Other items, net	(21)	(11)
Earnings before income taxes and equity in loss of investee companies	1,104	660
Benefit (provision) for income taxes	496	(135)
Equity in loss of investee companies, net of tax	(17)	(14)
Net earnings	$1,583	$511

Basic net earnings per common share	$4.24	$1.34

Diluted net earnings per common share	$4.21	$1.32

Weighted average number of common shares outstanding:
Basic	373	382
Diluted	376	386
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2019	2018
Net earnings	$1,583	$511
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	3	(6)
Amortization of net actuarial loss	14	15
Total other comprehensive income, net of tax	17	9
Total comprehensive income	$1,600	$520
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$500	$322
Receivables, less allowances of $45 (2019) and $41 (2018)	4,147	4,041
Programming and other inventory (Note 4)	1,533	1,988
Prepaid income taxes	—	27
Prepaid expenses	152	149
Other current assets	400	225
Total current assets	6,732	6,752
Property and equipment	2,963	2,926
Less accumulated depreciation and amortization	1,769	1,717
Net property and equipment	1,194	1,209
Programming and other inventory (Note 4)	4,313	3,883
Goodwill	5,062	4,920
Intangible assets	2,665	2,638
Operating lease assets (Note 12)	952	—
Deferred income tax assets, net	797	29
Other assets	2,360	2,395
Assets held for sale	—	33
Total Assets	$24,075	$21,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$273	$201
Accrued compensation	197	346
Participants’ share and royalties payable	1,157	1,177
Accrued programming and production costs	804	704
Income taxes payable	299	—
Commercial paper (Note 6)	—	674
Accrued expenses and other current liabilities	1,762	1,471
Total current liabilities	4,492	4,573
Long-term debt (Note 6)	9,358	9,465
Pension and postretirement benefit obligations	1,377	1,388
Deferred income tax liabilities, net	538	399
Noncurrent operating lease liabilities (Note 12)	866	—
Other liabilities	3,095	3,230

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 23 (2019) and 35 (2018) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 851 (2019) and 838 (2018) shares issued	1	1
Additional paid-in capital	43,582	43,637
Accumulated deficit	(15,442)	(17,201)
Accumulated other comprehensive loss (Note 8)	(934)	(775)
	27,207	25,662
Less treasury stock, at cost; 500 (2019 and 2018) Class B shares	22,858	22,858
Total Stockholders’ Equity	4,349	2,804
Total Liabilities and Stockholders’ Equity	$24,075	$21,859
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net earnings	$1,583	$511
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	53	56
Deferred tax (benefit) provision	(629)	79
Stock-based compensation	39	44
Equity in loss of investee companies, net of tax and distributions	17	14
Gain on sale of assets	(549)	—
Change in assets and liabilities, net of investing and financing activities	(76)	13
Net cash flow provided by operating activities	438	717
Investing Activities:
Investments in and advances to investee companies	(42)	(40)
Capital expenditures	(27)	(30)
Acquisitions, net of cash acquired	(39)	—
Proceeds from dispositions	741	—
Other investing activities	2	3
Net cash flow provided by (used for) investing activities from continuing operations	635	(67)
Net cash flow used for investing activities from discontinued operations	—	(23)
Net cash flow provided by (used for) investing activities	635	(90)
Financing Activities:
Repayments of short-term debt borrowings, net	(674)	(462)
Proceeds from issuance of senior notes	493	—
Repayment of senior notes	(600)	—
Payment of capital lease obligations	(3)	(4)
Payment of contingent consideration	—	(5)
Dividends	(70)	(71)
Purchase of Company common stock	(14)	(186)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(37)	(52)
Proceeds from exercise of stock options	11	16
Other financing activities	—	(1)
Net cash flow used for financing activities	(894)	(765)
Net increase (decrease) in cash, cash equivalents and restricted cash	179	(138)
Cash, cash equivalents and restricted cash at beginning of period (includes $120 (2019) and $0 (2018) of restricted cash)	442	285
Cash, cash equivalents and restricted cash at end of period (includes $121 (2019) and $0 (2018) of restricted cash)	$621	$147
Supplemental disclosure of cash flow information
Cash paid for interest	$178	$182
Cash paid for income taxes	$34	$29
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2019	2018
Class A Common Stock:
Balance, beginning and end of period	$—	$—
Class B Common Stock:
Balance, beginning and end of period	1	1
Additional Paid-In Capital:
Balance, beginning of period	43,637	43,797
Stock-based compensation	39	51
Exercise of stock options	11	16
Retirement of treasury stock	(37)	(52)
Dividends	(68)	(69)
Balance, end of period	43,582	43,743
Accumulated Deficit:
Balance, beginning of period	(17,201)	(18,900)
Net earnings	1,583	511
Adoption of new revenue recognition standard	—	(261)
Reclassification of income tax effects of the Tax Reform Act (Note 1)	176	—
Balance, end of period	(15,442)	(18,650)
Accumulated Other Comprehensive Loss:
Balance, beginning of period	(775)	(662)
Other comprehensive income	17	9
Reclassification of income tax effects of the Tax Reform Act (Note 1)	(176)	—
Balance, end of period	(934)	(653)
Treasury Stock, at cost:
Balance, beginning of period	(22,858)	(22,258)
Class B Common Stock purchased	—	(200)
Shares paid for tax withholding for stock-based compensation	(37)	(52)
Retirement of treasury stock	37	52
Balance, end of period	(22,858)	(22,458)
Total Stockholders’ Equity	$4,349	$1,983
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business-CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios, and CBS Global Distribution Group; Network 10; CBS Interactive; CBS Sports Network and CBS Films), Cable Networks (Showtime Networks, Pop, and Smithsonian Networks), Publishing (Simon & Schuster) and Local Media (CBS Television Stations and CBS Local Digital Media).

Basis of Presentation-The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Noncurrent Receivables-Noncurrent receivables of $1.55 billion at both March 31, 2019 and December 31, 2018 are included in “Other assets” on the Company’s Consolidated Balance Sheets and primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period.

Deferred Revenues-Deferred revenues are primarily short term and included within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. Total deferred revenues were $323 million at March 31, 2019 and $274 million at December 31, 2018. The change in deferred revenues for the three months ended March 31, 2019 primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period offset by $107 million of revenues recognized that were included in deferred revenues at December 31, 2018.

Unrecognized Revenues Under Contract-As of March 31, 2019, unrecognized revenue attributable to unsatisfied performance obligations under the Company’s long-term contracts was $3.31 billion, of which $1.56 billion is expected to be recognized for the remainder of 2019, $931 million for 2020, $611 million for 2021, and $199 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Such amounts change on a regular basis as the Company renews existing agreements or enters into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of the Company’s advertising

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate and subscription fee agreements and (iii) long-term licensing agreements for multiple programs for which the Company’s right to invoice corresponds with the value of the programs provided to the customer.

Leases-The Company has operating leases primarily for office space, equipment, transponders and studio facilities and finance leases for satellite transponders and office equipment. The Company determines that a contract contains a lease if it obtains substantially all of the economic benefits of, and the right to direct the use of, an asset identified in the contract. For leases with terms greater than 12 months, the Company records a right-of-use asset and a lease liability representing the present value of future lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or the Company’s collateralized incremental borrowing rate. For those contracts that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), the Company includes both the lease costs and non-lease costs in the measurement of the lease asset and liability. The Company also owns buildings and production facilities where it leases space to lessees.

The Company’s leases have remaining terms ranging from one to 16 years and often contain renewal options to extend the lease for periods of generally up to five years. For leases that contain renewal options, the Company includes the renewal period in the lease term if it is reasonably certain that the option will be exercised. Lease expenses and income are recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which are expensed as incurred, and leases of assets used in the production of programming, which are capitalized and amortized over the projected useful life of the related programming.

Restricted Cash-Restricted cash of $121 million at March 31, 2019 and $120 million at December 31, 2018 is included within “Other assets” on the Company’s Consolidated Balance Sheets and consists of amounts held in a grantor trust related to the separation and settlement agreement between the Company and the former Chairman of the Board, President and Chief Executive Officer of the Company (see Note 13).

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 10 million stock options and RSUs for each of the three months ended March 31, 2019 and 2018.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Weighted average shares for basic EPS	373	382
Dilutive effect of shares issuable under stock-based compensation plans	3	4
Weighted average shares for diluted EPS	376	386

Other Liabilities-Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, participants’ share and royalties payable, program rights obligations, long-term tax liabilities, deferred compensation and other employee benefit accruals.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Additional Paid-In Capital-For the three months ended March 31, 2019 and 2018, the Company recorded dividends of $68 million and $69 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Gain on Sale of Assets-During the three months ended March 31, 2019, the Company completed the sale of its CBS Television City property and sound stage operation (“CBS Television City”) for $750 million. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. The Company recorded a liability of $122 million at March 31, 2019 reflecting the present value of the estimated amount payable under the guarantee obligation. This transaction resulted in a gain of $549 million ($386 million, net of tax), which includes a reduction for the guarantee obligation. CBS Television City has been classified as held for sale on the Consolidated Balance Sheet at December 31, 2018.

Acquisition-In March 2019, the Company acquired the remaining 50% interest in Pop, a general entertainment cable network, for $50 million, bringing the Company’s ownership to 100%. The assets acquired primarily consist of goodwill and other identifiable intangible assets. The results of Pop are included in the Cable Networks segment from the date of acquisition.

Recently Adopted Accounting Pronouncements
Leases
During the first quarter of 2019, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, the Company recognizes on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted. As a result of this guidance, the Company recognized right-of-use assets of $952 million and lease liabilities of $1.02 billion for its operating leases on the Consolidated Balance Sheet at March 31, 2019. This guidance did not have an impact on the Company’s Consolidated Statement of Operations. See Note 12 for additional information.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
During the first quarter of 2019, the Company adopted FASB guidance that permits an entity to reclassify certain income tax effects of federal tax legislation enacted in December 2017 (the “Tax Reform Act”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings. As a result of the Tax Reform Act, in 2017, the Company remeasured its deferred income tax assets and liabilities to reflect the reduction in the federal income tax rate from 35% to 21%. The remeasurement was recognized in net earnings and as a result, the income tax effects of the Tax Reform Act on items within AOCI remained at historical rates (“stranded tax effects”). During the first quarter of 2019, as a result of the adoption of this guidance, the Company elected to reclassify the stranded tax effects of $176 million relating to its pension and postretirement obligations from AOCI to accumulated deficit. This guidance also requires entities to disclose their accounting policy for releasing stranded tax effects, unrelated to the Tax Reform Act, from AOCI. For pension and postretirement benefit plans, the Company releases stranded tax effects from AOCI when the pension and postretirement plans are terminated.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Targeted Improvements to Accounting for Hedging Activities
During the first quarter of 2019, the Company adopted FASB amended guidance for hedge accounting, which expands the eligibility of hedging strategies that qualify for hedge accounting, modifies the recognition and presentation of hedges in the financial statements, and changes how companies assess hedge effectiveness. In addition, this guidance amends and expands disclosure requirements. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
Improvements to Accounting for Costs of Films and License Agreements for Program Materials
In March 2019, the FASB issued guidance on the accounting for costs of films and episodic television series, which aligns the accounting for capitalizing production costs of episodic television series with the guidance for films. As a result, the capitalization of costs incurred to produce episodic television series will no longer be limited to the amount of revenue contracted in the initial market until persuasive evidence of a secondary market exists. In addition, this guidance requires the Company to test for impairment of television series on a title-by-title basis or together with other series as part of a group, based on the predominant monetization strategy of the series. This guidance also removes the requirement to classify all capitalized costs for produced television series as noncurrent on the balance sheet and adds new disclosure requirements relating to costs for produced television series. The Company is currently evaluating the impact of this guidance, which is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.

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
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
RSUs and PSUs	$33	$38
Stock options	6	6
Stock-based compensation expense, before income taxes	39	44
Related tax benefit	(9)	(11)
Stock-based compensation expense, net of tax benefit	$30	$33

During the three months ended March 31, 2019, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $50.91. RSUs granted during the first quarter of 2019 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions.

Total unrecognized compensation cost related to unvested RSUs at March 31, 2019 was $261 million, which is expected to be recognized over a weighted average period of 3.0 years. Total unrecognized compensation cost related to unvested stock option awards at March 31, 2019 was $24 million, which is expected to be recognized over a weighted average period of 2.3 years.
3) RESTRUCTURING AND OTHER CORPORATE MATTERS
During the first quarter of 2019, the Company initiated a restructuring plan under which severance payments will be provided to certain eligible employees who voluntarily elected to participate. The Company also implemented additional restructuring plans during the first quarter of 2019 across several of its businesses in connection with a continued effort to reduce its cost structure. As a result, the Company recorded restructuring charges of $108 million, reflecting $98 million of severance costs and $10 million of costs associated with exiting contractual obligations and other related costs.

During the year ended December 31, 2018, the Company recorded restructuring charges of $67 million, reflecting $57 million of severance costs and $10 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2017, the Company recorded restructuring charges of $63 million, reflecting $54 million of severance costs and $9 million of costs associated with exiting contractual obligations and other related costs.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

As of March 31, 2019, the cumulative settlements for the 2019, 2018 and 2017 restructuring charges were $89 million, of which $79 million was for severance costs and $10 million was for costs associated with contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2020.

	Balance at	2019	2019	Balance at
	December 31, 2018	Charges	Settlements	March 31, 2019
Entertainment	$31	$48	$(10)	$69
Cable Networks	—	5	—	5
Publishing	2	5	—	7
Local Media	23	28	(5)	46
Corporate	12	22	(12)	22
Total	$68	$108	$(27)	$149

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	December 31, 2018
Entertainment	$39	$27	$(35)	$31
Publishing	3	1	(2)	2
Local Media	11	18	(6)	23
Corporate	2	21	(11)	12
Total	$55	$67	$(54)	$68

During the three months ended March 31, 2019, the Company recorded expenses of $6 million primarily for costs associated with legal proceedings involving the Company (see Note 13). During the three months ended March 31, 2018, the Company recorded professional fees of $9 million related to the evaluation of a potential combination with Viacom Inc.
4) PROGRAMMING AND OTHER INVENTORY

	At	At
	March 31, 2019	December 31, 2018
Acquired program rights	$2,014	$2,400
Acquired television library	99	99
Internally produced programming:
Released	2,843	2,477
In process and other	827	839
Publishing, primarily finished goods	63	56
Total programming and other inventory	5,846	5,871
Less current portion	1,533	1,988
Total noncurrent programming and other inventory	$4,313	$3,883

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. At March 31, 2019, NAI directly or indirectly owned approximately 78.6% of CBS Corp.’s voting Class A Common Stock, and owned approximately

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10.4% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation director Ms. Shari Redstone. No member of the Company’s management is a trustee of the SMR Trust.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $12 million and $19 million for the three months ended March 31, 2019 and 2018, respectively.

The Company leases production facilities, licenses feature films and purchases advertising spots from various subsidiaries of Viacom Inc. The total amounts for these transactions were $10 million and $6 million for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at March 31, 2019 and December 31, 2018.

	At	At
	March 31, 2019	December 31, 2018
Receivables	$36	$38
Other assets (Receivables, noncurrent)	19	23
Total amounts due from Viacom	$55	$61

Other Related Parties. The Company has equity interests in a domestic television network and several international joint ventures for television channels from which the Company earns revenues primarily by licensing its television programming. In addition, the Company held a 50% equity interest in Pop, a general entertainment cable network. In March 2019, the Company acquired the remaining 50% interest in Pop for $50 million, bringing the Company’s ownership to 100%. Total revenues earned from sales to these joint ventures were $45 million and $31 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, total amounts due from these joint ventures were $37 million and $34 million, respectively.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	March 31, 2019	December 31, 2018
Commercial paper	$—	$674
Senior debt (2.30% - 7.875% due 2019 - 2045) (a)	9,328	9,435
Obligations under finance leases	41	43
Total debt	9,369	10,152
Less commercial paper	—	674
Less current portion of long-term debt	11	13
Total long-term debt, net of current portion	$9,358	$9,465

(a) At March 31, 2019 and December 31, 2018, the senior debt balances included (i) a net unamortized discount of $61 million and $58 million, respectively, (ii) unamortized deferred financing costs of $45 million and $43 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $7 million and $5 million, respectively. The face value of the Company’s senior debt was $9.44 billion and $9.54 billion at March 31, 2019 and December 31, 2018, respectively.

In March 2019, the Company issued $500 million of 4.20% senior notes due 2029. The Company used the net proceeds from this issuance in the redemption of its $600 million outstanding 2.30% senior notes due August 2019.

Commercial Paper
At December 31, 2018, the Company had $674 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program at a weighted average interest rate of 3.02% and with maturities of less than 60 days. There were no outstanding commercial paper borrowings at March 31, 2019.

Credit Facility
At March 31, 2019, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2019, the Company’s Consolidated Leverage Ratio was approximately 2.9x.

The Consolidated Leverage Ratio is the ratio of the Company’s indebtedness from continuing operations, adjusted to exclude certain finance lease obligations, at the end of a quarter, to the Company’s Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items.

The Credit Facility is used for general corporate purposes. At March 31, 2019, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2019	2018	2019	2018
Components of net periodic cost:
Service cost	$7	$8	$—	$—
Interest cost	39	37	4	4
Expected return on plan assets	(38)	(45)	—	—
Amortization of actuarial loss (gain) (a)	23	24	(5)	(5)
Net periodic cost	$31	$24	$(1)	$(1)

(a) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income and all other components of net periodic cost are presented within “Other items, net.”
8) STOCKHOLDERS’ EQUITY
During the first quarter of 2019, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $68 million, which were paid on April 1, 2019.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2018	$133	$(908)		$(775)
Other comprehensive income before reclassifications	3	—		3
Reclassifications to net earnings	—	14	(a)	14
Other comprehensive income	3	14		17
Tax effects reclassified to accumulated deficit	—	(176)	(b)	(176)
At March 31, 2019	$136	$(1,070)		$(934)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2017	$159	$(821)		$(662)
Other comprehensive loss before reclassifications	(6)	—		(6)
Reclassifications to net earnings	—	15	(a)	15
Other comprehensive income (loss)	(6)	15		9
At March 31, 2018	$153	$(806)		$(653)

(a)	Reflects amortization of net actuarial losses (see Note 7). Amounts are net of tax benefits of $4 million for each of the three months ended March 31, 2019 and 2018.

(b)
Reflects the reclassification of certain income tax effects of the Tax Reform Act on items within accumulated other comprehensive loss to accumulated deficit upon the adoption of new FASB guidance (see Note 1).

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) INCOME TAXES
The benefit (provision) for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

	Three Months Ended March 31,
	2019	2018
Provision for income taxes before discrete items	$(112)	$(134)
Tax benefit from transfer of assets (a)	768	—
Provision for gain on sale of assets (b)	(163)	—
Other discrete items	3	(1)
Benefit (provision) for income taxes	$496	$(135)
Effective income tax rate	(44.9)%	20.5%
(a) Reflects a deferred tax benefit resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations. The related deferred tax asset is primarily expected to be realized over the next 25 years.
(b) Reflects the tax provision from the gain on the sale of CBS Television City.

In January 2019, the U.S. government issued guidance relating to the one-time transition tax on cumulative foreign earnings and profits required by the Tax Reform Act. This guidance resulted in a decrease of $146 million to the Company’s reserve for uncertain tax positions during the three months ended March 31, 2019 for amounts payable in 2019 as a result of this guidance; however, it did not have a material impact on the Company’s Consolidated Statement of Operations.
10) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At March 31, 2019 and December 31, 2018, the carrying value of the Company’s senior debt was $9.33 billion and $9.43 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $9.75 billion and $9.48 billion, respectively.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At March 31, 2019 and December 31, 2018, the notional amount of all foreign exchange contracts was $347 million and $325 million, respectively.

Losses recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2019	2018	Financial Statement Account
Non-designated foreign exchange contracts	$(1)	$(4)	Other items, net

The fair value of the Company’s derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$11	$—	$11
Total Assets	$—	$11	$—	$11
Liabilities:
Deferred compensation	$—	$340	$—	$340
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$341	$—	$341

At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$15	$—	$15
Total Assets	$—	$15	$—	$15
Liabilities:
Deferred compensation	$—	$336	$—	$336
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$337	$—	$337

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

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Entertainment	$3,176	$2,753
Cable Networks	552	571
Publishing	164	160
Local Media	457	415
Corporate/Eliminations	(182)	(138)
Total Revenues	$4,167	$3,761

Revenues generated between segments primarily reflect advertising sales, content licensing and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended
	March 31,
	2019	2018
Intercompany Revenues:
Entertainment	$183	$139
Cable Networks	1	—
Local Media	5	5
Total Intercompany Revenues	$189	$144

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company presents operating income (loss) excluding costs for restructuring and other corporate matters and gain on sale of assets, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended
	March 31,
	2019	2018
Segment Operating Income (Loss):
Entertainment	$530	$486
Cable Networks	175	236
Publishing	17	16
Local Media	138	118
Corporate	(67)	(75)
Restructuring and other corporate matters	(114)	(9)
Gain on sale of assets	549	—
Operating income	1,228	772
Interest expense	(117)	(118)
Interest income	14	17
Other items, net	(21)	(11)
Earnings before income taxes and equity in loss of investee companies	1,104	660
Benefit (provision) for income taxes	496	(135)
Equity in loss of investee companies, net of tax	(17)	(14)
Net earnings	$1,583	$511

	Three Months Ended
	March 31,
	2019	2018
Depreciation and Amortization:
Entertainment	$30	$31
Cable Networks	4	5
Publishing	1	1
Local Media	11	11
Corporate	7	8
Total Depreciation and Amortization	$53	$56

	Three Months Ended
	March 31,
	2019	2018
Stock-based Compensation:
Entertainment	$16	$15
Cable Networks	3	3
Publishing	1	1
Local Media	3	3
Corporate	16	22
Total Stock-based Compensation	$39	$44

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Capital Expenditures:
Entertainment	$20	$18
Cable Networks	3	3
Publishing	—	1
Local Media	2	4
Corporate	2	4
Total Capital Expenditures	$27	$30

	At	At
	March 31, 2019	December 31, 2018
Assets:
Entertainment (a)	$14,981	$13,579
Cable Networks	3,200	2,693
Publishing	1,201	1,054
Local Media	4,181	4,037
Corporate/Eliminations	498	484
Discontinued operations	14	12
Total Assets	$24,075	$21,859

(a) Includes assets held for sale of $33 million at December 31, 2018.
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues.

	Three Months Ended
	March 31,
Revenues by Type	2019	2018
Advertising	$2,044	$1,733
Content licensing and distribution:
Programming	799	835
Publishing	164	160
Affiliate and subscription fees	1,111	979
Other	49	54
Total Revenues	$4,167	$3,761

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) LEASES
On January 1, 2019, the Company adopted new FASB guidance on the accounting for leases. The Company applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted.

The adoption of this guidance resulted in the recognition on the Company’s Consolidated Balance Sheet of operating lease right-of-use assets and operating lease liabilities representing the present value of future lease payments of all leases with terms in excess of one year. At March 31, 2019, the following amounts were recorded on the Company’s Consolidated Balance Sheet relating to its leases.

	Leases
	Operating	Finance
Right-of-Use Assets
Operating lease assets	$952	$—
Property and equipment, net	$—	$36

Lease Liabilities
Accrued expenses and other current liabilities	$157	$12
Noncurrent operating lease liabilities	866	—
Long-term debt	—	29
Total Liabilities	$1,023	$41

	Leases
	Operating	Finance
Weighted average remaining lease term	9 years	4 years

Weighted average discount rate	4.3%	4.2%

For existing leases at the time of adoption, the Company elected to not reassess (i) whether each contract is or contains a lease, (ii) the classification of leases as operating or finance leases, and (iii) initial direct costs for existing leases.

Lessee Contracts
The Company has operating leases primarily for office space, equipment, transponders and studio facilities. The Company also has finance leases for satellite transponders and office equipment. Lease costs are generally fixed, with certain contracts containing variable payments for non-lease costs based on usage and escalations in the lessors’ annual costs.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the Company’s lease cost.

Three Months Ended
March 31, 2019
Operating lease cost (a) (b)	$54
Finance lease cost:
Amortization of right-of-use assets	3
Interest expense on lease liabilities	—
Short-term lease cost (b) (c)	17
Variable lease cost (d)	6
Sublease income	(6)
Total lease cost	$74
(a) Includes fixed lease costs and non-lease costs (consisting of other occupancy and service costs relating to the use of an asset) associated with long-term operating leases.
(b) Amounts include costs capitalized during the period for leased assets used in the production of programming.
(c) Short-term leases have a term of 12 months or less and exclude month-to-month leases. Short-term leases are not recorded on the Company’s Consolidated Balance Sheet.
(d) Primarily includes non-lease costs (consisting of other occupancy and service costs relating to the use of an asset).

The following table presents supplemental cash flow information related to the Company’s leases.

Three Months Ended
March 31, 2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$54
Financing cash flows from finance leases	$3

Noncash additions to operating lease assets	$134

The expected future payments relating to the Company’s operating and finance lease liabilities at March 31, 2019 are as follows:

	Leases
	Operating	Finance
2019 (April 1 through December 31)	$154	$11
2020	162	12
2021	154	11
2022	130	7
2023	118	2
2024 and thereafter	557	2
Total minimum payments	1,275	45
Less amounts representing interest	252	4
Present value of minimum payments	$1,023	$41

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2018, future minimum payments under noncancellable operating leases with terms in excess of one year and payments under finance leases were as follows:

	Leases
	Operating	Finance
2019	$174	$13
2020	129	12
2021	122	11
2022	110	7
2023	101	2
2024 and thereafter	465	2
Total minimum payments	$1,101	$47
Less amounts representing interest		4
Present value of minimum payments		$43

Future minimum operating lease payments at December 31, 2018 have been reduced by future minimum sublease income of $30 million.

During the first quarter of 2019, the Company signed additional operating leases with lease terms ranging from three to 16 years that have not yet commenced. The total future undiscounted lease payments under these leases are $154 million, which are not recorded on the Consolidated Balance Sheet.

Lessor Contracts
The Company enters into operating leases for the use of its owned production facilities and office buildings. Lease payments under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. The Company recorded total lease income of $32 million, including both fixed and variable amounts, for the three months ended March 31, 2019.
At March 31, 2019, future fixed lease income under noncancellable operating leases is as follows:

2019 (April 1 through December 31)	$40
2020	50
2021	46
2022	43
2023	43
2024 and thereafter	85
Total	$307

13) COMMITMENTS AND CONTINGENCIES
Guarantees
On January 31, 2019, the Company completed the sale of CBS Television City. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. The Company recorded a guarantee liability of $122 million on the Consolidated Balance Sheet at March 31, 2019, reflecting the present value of the estimated amount payable under the guarantee obligation (Level 3 in the fair value hierarchy).

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2019, the outstanding letters of credit and surety bonds approximated $100 million and were not recorded on the Consolidated Balance Sheet.

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

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against the Company, certain current and former senior executives and members of the Board. The consolidated action is stated to be on behalf of purchasers of the Company’s Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed a motion to dismiss this action.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Separation Agreement. On September 9, 2018, the Company entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Leslie Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of the Company. Pursuant to the Separation Agreement, the Company contributed the aggregate amount of $20 million toward various charitable organizations that support the #MeToo movement and equality for women in the workplace, which organizations were mutually agreed by the Company and Mr. Moonves. In October 2018, the Company contributed $120 million to a grantor trust pursuant to the Separation Agreement. On December 17, 2018, the Board announced that, following its consideration of the findings of the investigation referred to above, it had determined that there were grounds to terminate Mr. Moonves’s employment for cause under his employment agreement with the Company. Any dispute related to the Board’s determination is subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves commenced a binding arbitration proceeding with respect to this matter and the related Board investigation, which proceeding is ongoing. The assets of the grantor trust will remain in the trust until a final determination in the arbitration. The Company is currently unable to determine the outcome of the arbitration and the amount, if any, that may be awarded thereunder and, accordingly, no accrual for this matter has been made in the Company’s consolidated financial statements.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2019, the Company had pending approximately 31,840 asbestos claims, as compared with approximately 31,570 as of December 31, 2018 and 31,600 as of March 31, 2018. During the first quarter of 2019, the Company received approximately 750 new claims and closed or moved to an inactive docket approximately 480 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2018 and 2017 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $45 million and $57 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
14) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.’s senior debt securities. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Changes to the entities that comprise the guarantor group are reflected for the prior period presented.

Statement of Operations

	Statement of Operations
	For the Three Months Ended March 31, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$46	$3	$4,118	$—	$4,167
Costs and expenses:
Operating	26	1	2,721	—	2,748
Selling, general and administrative	14	57	502	—	573
Depreciation and amortization	1	5	47	—	53
Restructuring and other corporate matters	3	23	88	—	114
Gain on sale of assets	—	—	(549)	—	(549)
Total costs and expenses	44	86	2,809	—	2,939
Operating income (loss)	2	(83)	1,309	—	1,228
Interest (expense) income, net	(137)	(131)	165	—	(103)
Other items, net	(8)	(11)	(2)	—	(21)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(143)	(225)	1,472	—	1,104
Benefit from income taxes	29	46	421	—	496
Equity in earnings (loss) of investee companies, net of tax	1,697	(58)	(17)	(1,639)	(17)
Net earnings (loss)	$1,583	$(237)	$1,876	$(1,639)	$1,583
Total comprehensive income (loss)	$1,600	$(239)	$1,872	$(1,633)	$1,600

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Statement of Operations

	Statement of Operations
	For the Three Months Ended March 31, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$43	$3	$3,715	$—	$3,761
Costs and expenses:
Operating	25	1	2,374	—	2,400
Selling, general and administrative	13	64	447	—	524
Depreciation and amortization	1	6	49	—	56
Restructuring and other corporate matters	—	9	—	—	9
Total costs and expenses	39	80	2,870	—	2,989
Operating income (loss)	4	(77)	845	—	772
Interest (expense) income, net	(130)	(122)	151	—	(101)
Other items, net	(7)	(2)	(2)	—	(11)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(133)	(201)	994	—	660
Benefit (provision) for income taxes	27	41	(203)	—	(135)
Equity in earnings (loss) of investee companies, net of tax	617	413	(14)	(1,030)	(14)
Net earnings	$511	$253	$777	$(1,030)	$511
Total comprehensive income	$520	$246	$780	$(1,026)	$520

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At March 31, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$177	$—	$323	$—	$500
Receivables, net	24	1	4,122	—	4,147
Programming and other inventory	2	2	1,529	—	1,533
Prepaid expenses and other current assets	13	45	529	(35)	552
Total current assets	216	48	6,503	(35)	6,732
Property and equipment	30	225	2,708	—	2,963
Less accumulated depreciation and amortization	14	189	1,566	—	1,769
Net property and equipment	16	36	1,142	—	1,194
Programming and other inventory	5	4	4,304	—	4,313
Goodwill	98	62	4,902	—	5,062
Intangible assets	—	—	2,665	—	2,665
Operating lease assets	6	114	832	—	952
Investments in consolidated subsidiaries	49,466	16,844	—	(66,310)	—
Deferred income tax assets, net	—	—	797	—	797
Other assets	280	—	2,080	—	2,360
Intercompany	—	267	32,934	(33,201)	—
Total Assets	$50,087	$17,375	$56,159	$(99,546)	$24,075
Liabilities and Stockholders’ Equity
Accounts payable	$4	$9	$260	$—	$273
Participants’ share and royalties payable	—	—	1,157	—	1,157
Accrued programming and production costs	3	2	799	—	804
Accrued expenses and other current liabilities	580	259	1,454	(35)	2,258
Total current liabilities	587	270	3,670	(35)	4,492
Long-term debt	9,282	—	76	—	9,358
Noncurrent operating lease liabilities	5	109	752	—	866
Other liabilities	2,663	207	2,140	—	5,010
Intercompany	33,201	—	—	(33,201)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,582	—	60,894	(60,894)	43,582
Retained earnings (accumulated deficit)	(15,442)	16,977	(7,329)	(9,648)	(15,442)
Accumulated other comprehensive income (loss)	(934)	20	40	(60)	(934)
	27,207	17,120	54,321	(71,441)	27,207
Less treasury stock, at cost	22,858	331	4,800	(5,131)	22,858
Total Stockholders’ Equity	4,349	16,789	49,521	(66,310)	4,349
Total Liabilities and Stockholders’ Equity	$50,087	$17,375	$56,159	$(99,546)	$24,075

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At December 31, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$148	$—	$174	$—	$322
Receivables, net	27	1	4,013	—	4,041
Programming and other inventory	2	2	1,984	—	1,988
Prepaid expenses and other current assets	81	46	310	(36)	401
Total current assets	258	49	6,481	(36)	6,752
Property and equipment	31	223	2,672	—	2,926
Less accumulated depreciation and amortization	14	184	1,519	—	1,717
Net property and equipment	17	39	1,153	—	1,209
Programming and other inventory	5	4	3,874	—	3,883
Goodwill	98	62	4,760	—	4,920
Intangible assets	—	—	2,638	—	2,638
Investments in consolidated subsidiaries	47,600	16,901	—	(64,501)	—
Deferred income tax assets, net	—	—	29	—	29
Other assets	281	—	2,114	—	2,395
Assets held for sale	—	—	33	—	33
Intercompany	—	526	31,686	(32,212)	—
Total Assets	$48,259	$17,581	$52,768	$(96,749)	$21,859
Liabilities and Stockholders’ Equity
Accounts payable	$5	$31	$165	$—	$201
Participants’ share and royalties payable	—	—	1,177	—	1,177
Accrued programming and production costs	3	2	699	—	704
Commercial paper	674	—	—	—	674
Accrued expenses and other current liabilities	396	308	1,149	(36)	1,817
Total current liabilities	1,078	341	3,190	(36)	4,573
Long-term debt	9,388	—	77	—	9,465
Other liabilities	2,777	212	2,028	—	5,017
Intercompany	32,212	—	—	(32,212)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,637	—	60,894	(60,894)	43,637
Retained earnings (accumulated deficit)	(17,201)	17,214	(9,381)	(7,833)	(17,201)
Accumulated other comprehensive income (loss)	(775)	22	44	(66)	(775)
	25,662	17,359	52,273	(69,632)	25,662
Less treasury stock, at cost	22,858	331	4,800	(5,131)	22,858
Total Stockholders’ Equity	2,804	17,028	47,473	(64,501)	2,804
Total Liabilities and Stockholders’ Equity	$48,259	$17,581	$52,768	$(96,749)	$21,859

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Three Months Ended March 31, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(197)	$(153)	$788	$—	$438
Investing Activities:
Investments in and advances to investee companies	—	—	(42)	—	(42)
Capital expenditures	—	(2)	(25)	—	(27)
Acquisitions, net of cash acquired	—	—	(39)	—	(39)
Proceeds from dispositions	—	—	741	—	741
Other investing activities	2	—	—	—	2
Net cash flow provided by (used for) investing activities	2	(2)	635	—	635
Financing Activities:
Repayments of short-term debt borrowings, net	(674)	—	—	—	(674)
Proceeds from issuance of senior notes	493	—	—	—	493
Repayment of senior notes	(600)	—	—	—	(600)
Payment of capital lease obligations	—	—	(3)	—	(3)
Dividends	(70)	—	—	—	(70)
Purchase of Company common stock	(14)	—	—	—	(14)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(37)	—	—	—	(37)
Proceeds from exercise of stock options	11	—	—	—	11
Increase (decrease) in intercompany payables	1,116	155	(1,271)	—	—
Net cash flow provided by (used for) financing activities	225	155	(1,274)	—	(894)
Net increase in cash, cash equivalents and restricted cash	30	—	149	—	179
Cash, cash equivalents and restricted cash at beginning of period (includes $120 of restricted cash)	268	—	174	—	442
Cash, cash equivalents and restricted cash at end of period (includes $121 of restricted cash)	$298	$—	$323	$—	$621

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
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of CBS Corporation (the “Company” or “CBS Corp.”) should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018.

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

Operational Highlights - Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Consolidated results of operations			Increase/(Decrease)
Three Months Ended March 31,	2019	2018	$	%
GAAP:
Revenues	$4,167	$3,761	$406	11%
Operating income	$1,228	$772	$456	59%
Net earnings	$1,583	$511	$1,072	n/m
Diluted EPS	$4.21	$1.32	$2.89	n/m
Net cash flow provided by operating activities	$438	$717	$(279)	(39)%

Non-GAAP: (a)
Adjusted operating income	$793	$781	$12	2%
Adjusted net earnings	$515	$518	$(3)	(1)%
Adjusted diluted EPS	$1.37	$1.34	$.03	2%
Free cash flow	$411	$687	$(276)	(40)%
n/m - not meaningful
(a) See pages 36 and 48-49 for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended March 31, 2019, revenues grew 11%, driven by the broadcast of Super Bowl LIII on the CBS Television Network, growth from the Company’s direct-to-consumer digital streaming services and increases in station affiliation fees and retransmission revenues, including from virtual MVPDs.

Operating income for the three months ended March 31, 2019 increased 59% from the same prior-year period. This comparison was impacted by several discrete items in the first quarter of 2019, including a gain of $549 million on the sale of the CBS Television City property and sound stage operation (“CBS Television City”) and costs of $114

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

million for restructuring and other corporate matters. Adjusted operating income increased 2%, reflecting the revenue growth partially offset by an increased investment in content, including a higher number of series produced for distribution on multiple platforms. The increase was also partially offset by higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services.

Net earnings for the three months ended March 31, 2019 were $1.58 billion, or $4.21 per diluted share, compared with $511 million, or $1.32 per diluted share, for the same prior-year period. The net earnings and diluted earnings per share (“EPS”) comparisons were impacted by the aforementioned discrete items as well as a deferred tax benefit of $768 million, or $2.04 per diluted share, resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations. Adjusted net earnings decreased 1%. Adjusted diluted EPS increased 2%, benefiting from lower weighted average shares outstanding. Adjusted operating income, adjusted net earnings and adjusted diluted EPS are non-GAAP financial measures. See page 36 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company’s operating cash flow was $438 million for the three months ended March 31, 2019 compared with $717 million for the three months ended March 31, 2018. Free cash flow for the three months ended March 31, 2019 was $411 million compared with $687 million for the same prior-year period. These decreases primarily reflect an increased investment in content, partially offset by the benefit from the broadcast of Super Bowl LIII on the CBS Television Network in 2019. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages 48 - 49 for a reconciliation of net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Transactions
During the first quarter of 2019, the Company completed the sale of CBS Television City, which resulted in a gain of $549 million ($386 million, net of tax). In addition, in March 2019, the Company acquired the remaining 50% interest in Pop, a general entertainment cable network, for $50 million, bringing the Company’s ownership to 100%.

Dividends
During the first quarter of 2019, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $68 million, which were paid on April 1, 2019.

Debt
During the first quarter of 2019, the Company issued $500 million of 4.20% senior notes due 2029. The Company used the net proceeds from this issuance in the redemption of its $600 million outstanding 2.30% senior notes due August 2019.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adoption of New Leases Standard
During the first quarter of 2019, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance on the accounting for leases. The adoption of this guidance resulted in the recognition of right-of-use assets of $952 million and lease liabilities of $1.02 billion on the Consolidated Balance Sheet at March 31, 2019, representing the present value of future lease payments for all operating leases with terms in excess of one year. The Company applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted.
Reconciliation of Non-GAAP Measures
The Company’s results for the three months ended March 31, 2019 and 2018 included discrete items that affected comparability. Adjusted operating income, adjusted net earnings and adjusted diluted EPS exclude the impact of these discrete items and are measures of performance not calculated in accordance with GAAP. The Company uses these measures to, among other things, evaluate the Company’s operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of the Company’s operational strength and business performance. In addition, the Company uses adjusted operating income to, among other things, value prospective acquisitions and as one of several components of incentive compensation targets for certain management personnel. The Company believes these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by the Company’s management; provide a clearer perspective on the underlying performance of the Company; and make it easier for investors, analysts and peers to compare the Company’s operating performance to other companies in its industry and to compare the Company’s year-over-year results.

Because adjusted operating income, adjusted net earnings and adjusted diluted EPS are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, net earnings or diluted EPS, as applicable, as indicators of operating performance. These measures, as the Company calculates them, may not be comparable to similarly titled measures employed by other companies. In addition, adjusted operating income does not necessarily represent funds available for discretionary use and is not necessarily a measure of the Company’s ability to fund its cash needs. As adjusted operating income, adjusted net earnings and adjusted diluted EPS exclude certain financial information that is included in operating income, net earnings or diluted EPS, the most directly comparable GAAP financial measures, as applicable, users of this financial information should consider the types of events and transactions that are excluded.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables reconcile adjusted results to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended March 31, 2019
	Reported	Restructuring and Other Corporate Matters (a)	Gain on Sale of Assets (b)	Tax Item (c)	Adjusted
Operating income	$1,228	$114	$(549)	$—	$793
Interest expense	(117)	—	—	—	(117)
Interest income	14	—	—	—	14
Other items, net	(21)	—	—	—	(21)
Earnings before income taxes	1,104	114	(549)	—	669
Benefit (provision) for income taxes	496	(28)	163	(768)	(137)
Equity in loss of investee companies, net of tax	(17)	—	—	—	(17)
Net earnings	$1,583	$86	$(386)	$(768)	$515
Diluted EPS	$4.21	$.23	$(1.03)	$(2.04)	$1.37
(a) Primarily reflects restructuring charges of $108 million ($81 million, net of tax) at Entertainment, Cable Networks, Publishing, Local Media and Corporate and costs associated with legal proceedings involving the Company.
(b) Reflects a gain on the sale of CBS Television City.
(c) Reflects a deferred tax benefit resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations.

	Three Months Ended March 31, 2018
	Reported	Corporate Matters (a)	Adjusted
Operating income	$772	$9	$781
Interest expense	(118)	—	(118)
Interest income	17	—	17
Other items, net	(11)	—	(11)
Earnings before income taxes	660	9	669
Provision for income taxes	(135)	(2)	(137)
Equity in loss of investee companies, net of tax	(14)	—	(14)
Net earnings	$511	$7	$518
Diluted EPS	$1.32	$.02	$1.34
(a) Reflects professional fees related to the evaluation of a potential combination with Viacom Inc.

Consolidated Results of Operations

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2019		2018		$	%
Advertising	$2,044	49%	$1,733	46%	$311	18%
Content licensing and distribution	963	23	995	27	(32)	(3)
Affiliate and subscription fees	1,111	27	979	26	132	13
Other	49	1	54	1	(5)	(9)
Total Revenues	$4,167	100%	$3,761	100%	$406	11%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Advertising
For the three months ended March 31, 2019, advertising revenues increased 18%, driven by CBS’ broadcast of the Super Bowl, which is broadcast on the CBS Television Network on a rotating basis with other networks through 2022 under the current contract with the National Football League (“NFL”). This increase was partially offset by lower revenues as a result of the timing of the broadcast of several other sporting events. Underlying CBS Network advertising revenues for the first quarter of 2019 increased 1% from the same prior-year period, as higher pricing was offset by lower ratings for primetime programming. For the second quarter of 2019, advertising revenues will benefit from CBS’s broadcast of the National Semifinals and National Championship games of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which are broadcast on the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner Broadcasting System, Inc. (“Turner”). In addition, in the second half of 2019, the advertising revenue comparison with the prior year will be negatively affected by the benefit in 2018 from record political advertising sales.

Content Licensing and Distribution
For the three months ended March 31, 2019, content licensing and distribution revenues decreased 3%, primarily driven by the timing of international licensing sales and the benefit to 2018 from the renewal of a significant domestic sale of Dexter. These decreases were partially offset by higher sales of series produced for third-party services.

For the remainder of 2019, the content licensing and distribution revenues comparison will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements.

Affiliate and Subscription Fees
For the three months ended March 31, 2019, affiliate and subscription fees increased 13%, reflecting 38% growth from the Company’s direct-to-consumer digital streaming services, CBS All Access and Showtime, and a 20% increase in station affiliation fees and retransmission revenues, including from virtual MVPDs.

Through the end of 2020, the Company’s agreements with MVPDs and virtual MVPDs, representing approximately 85% of the Company’s total subscribers to these services, and agreements with station affiliates representing approximately 60% of the Company’s total subscribers under its station affiliation agreements, will come up for renewal. Historically, renewals of these agreements have resulted in increases in the rates received by the Company. In addition, the Company’s agreements with station affiliates, MVPDs and virtual MVPDs include annual contractual increases. Together, these factors are expected to result in continued growth in affiliate and subscription fees over the next several years.

International Revenues
The Company generated approximately 14% and 19% of its total revenues from international regions for the three months ended March 31, 2019 and 2018, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

	Three Months Ended March 31,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2019		2018		$	%
Programming	$1,214	44%	$968	40%	$246	25%
Production	821	30	759	32	62	8
Participation, distribution and royalty	330	12	322	13	8	2
Other	383	14	351	15	32	9
Total Operating Expenses	$2,748	100%	$2,400	100%	$348	15%
Programming
For the three months ended March 31, 2019, the increase in programming expenses of 25% was primarily driven by increased sports programming costs associated with the broadcast of Super Bowl LIII. The Super Bowl is broadcast on CBS on a rotating basis with other networks through 2022 under the current contract with the NFL. For the second quarter of 2019, programming expenses are expected to be higher than the second quarter of 2018 as a result of CBS’ broadcast of the National Semifinals and National Championship games of the NCAA Tournament.

Production
For the three months ended March 31, 2019, the increase in production expenses of 8% was a result of an increased investment in content, including a higher number of series produced for distribution on multiple platforms, as well as production costs associated with the broadcast of Super Bowl LIII. These increases were partially offset by lower costs associated with the decrease in television licensing revenues.

Participation, Distribution and Royalty
For the three months ended March 31, 2019, participation, distribution and royalty costs increased 2%.

Other
Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing. For the three months ended March 31, 2019, the increase in other expenses of 9% primarily reflected higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2019	% of Revenues	2018	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$573	14%	$524	14%	9%

Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For the three months ended March 31, 2019, the increase in SG&A expenses of 9% was primarily driven by higher advertising and marketing costs associated with an increase in the number of series premieres and the Company’s direct-to-consumer digital streaming services.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation and Amortization

	Three Months Ended March 31,
	2019	2018	Increase/(Decrease)
Depreciation and amortization	$53	$56	(5)%

Restructuring and Other Corporate Matters
During the first quarter of 2019, the Company initiated a restructuring plan under which severance payments will be provided to certain eligible employees who voluntarily elected to participate. The Company also implemented additional restructuring plans during the first quarter of 2019 across several of its businesses in connection with a continued effort to reduce its cost structure. As a result, the Company recorded restructuring charges of $108 million, reflecting $98 million of severance costs and $10 million of costs associated with exiting contractual obligations and other related costs.
During the year ended December 31, 2018, the Company recorded restructuring charges of $67 million, reflecting $57 million of severance costs and $10 million of costs associated with exiting contractual obligations and other related costs. During the year ended December 31, 2017, the Company recorded restructuring charges of $63 million, reflecting $54 million of severance costs and $9 million of costs associated with exiting contractual obligations and other related costs.
As of March 31, 2019, the cumulative settlements for the 2019, 2018 and 2017 restructuring charges were $89 million, of which $79 million was for severance costs and $10 million was for costs associated with contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2020.

	Balance at	2019	2019	Balance at
	December 31, 2018	Charges	Settlements	March 31, 2019
Entertainment	$31	$48	$(10)	$69
Cable Networks	—	5	—	5
Publishing	2	5	—	7
Local Media	23	28	(5)	46
Corporate	12	22	(12)	22
Total	$68	$108	$(27)	$149

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	December 31, 2018
Entertainment	$39	$27	$(35)	$31
Publishing	3	1	(2)	2
Local Media	11	18	(6)	23
Corporate	2	21	(11)	12
Total	$55	$67	$(54)	$68

During the three months ended March 31, 2019, the Company recorded expenses of $6 million primarily for costs associated with legal proceedings involving the Company (see “Legal Matters”). During the three months ended March 31, 2018, the Company recorded professional fees of $9 million related to the evaluation of a potential combination with Viacom Inc.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Gain on Sale of Assets
During the three months ended March 31, 2019, the Company completed the sale of CBS Television City for $750 million. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. The Company recorded a liability of $122 million at March 31, 2019 reflecting the present value of the estimated amount payable under the guarantee obligation. This transaction resulted in a gain of $549 million ($386 million, net of a tax provision of $163 million), which includes a reduction for the guarantee obligation. The Company also recognized a tax benefit of $140 million in the fourth quarter of 2018 for the reversal of a valuation allowance relating to capital loss carryforwards that were utilized in connection with this sale.

Interest Expense/Income

	Three Months Ended March 31,
	2019	2018	Increase/(Decrease)
Interest expense	$(117)	$(118)	(1)%
Interest income	$14	$17	(18)%
The following table presents the Company’s outstanding debt balances, excluding finance leases, and the weighted average interest rate as of March 31, 2019 and 2018:

	At March 31,
		Weighted Average		Weighted Average
	2019	Interest Rate	2018	Interest Rate
Senior debt	$9,328	4.38%	$9,428	4.26%
Commercial paper	$—	—%	$197	2.34%
Short-term bank borrowings	$—	—%	$20	2.31%
Other Items, Net

	Three Months Ended March 31,
	2019	2018
Pension and postretirement benefit costs	$(23)	$(15)
Foreign exchange gains	2	4
Other items, net	$(21)	$(11)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Benefit (Provision) for Income Taxes
The benefit (provision) for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

	Three Months Ended March 31,
	2019	2018	Increase/(Decrease)
Provision for income taxes before discrete items	$(112)	$(134)	(16)%
Tax benefit from transfer of assets (a)	768	—
Provision for gain on sale of assets (b)	(163)	—
Other discrete items	3	(1)
Benefit (provision) for income taxes	$496	$(135)	n/m
Effective income tax rate	(44.9)%	20.5%
n/m - not meaningful
(a) Reflects a deferred tax benefit resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations. The related deferred tax asset is primarily expected to be realized over the next 25 years.
(b) Reflects the tax provision from the gain on the sale of CBS Television City.

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended March 31,
	2019	2018	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(17)	$(14)	21%

Net Earnings and Diluted EPS

	Three Months Ended March 31,
	2019	2018	Increase/(Decrease)
Net earnings	$1,583	$511	n/m
Diluted EPS	$4.21	$1.32	n/m
n/m - not meaningful
For the three months ended March 31, 2019, the increases in net earnings and diluted EPS were primarily driven by the gain of $549 million ($386 million, net of tax, or $1.03 per diluted share) from the sale of CBS Television City and the aforementioned tax benefit of $768 million, or $2.04 per diluted share, resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations
The Company presents operating income (loss) excluding costs for restructuring and other corporate matters, and gain on sale of assets, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management; provides a clearer perspective on the underlying performance of the Company; and makes it easier for investors, analysts and peers to compare the Company’s operating performance to other companies in its industry and to compare the Company’s year-over-year results. The reconciliation of Segment Operating Income to the Company’s consolidated net earnings is presented in Note 11 to the consolidated financial statements.

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2019		2018		$	%
Revenues:
Entertainment	$3,176	76%	$2,753	73%	$423	15%
Cable Networks	552	13	571	15	(19)	(3)
Publishing	164	4	160	4	4	3
Local Media	457	11	415	11	42	10
Corporate/Eliminations	(182)	(4)	(138)	(3)	(44)	(32)
Total Revenues	$4,167	100%	$3,761	100%	$406	11%

	Three Months Ended March 31,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2019		2018		$	%
Segment Operating Income (Loss):
Entertainment	$530	67%	$486	62%	$44	9%
Cable Networks	175	22	236	30	(61)	(26)
Publishing	17	2	16	2	1	6
Local Media	138	17	118	15	20	17
Corporate	(67)	(8)	(75)	(9)	8	11
Total Segment Operating Income	793	100%	781	100%	12	2
Restructuring and other corporate matters	(114)		(9)		(105)	n/m
Gain on sale of assets	549		—		549	n/m
Total Operating Income	$1,228		$772		$456	59%
n/m - not meaningful

	Three Months Ended March 31,
			Increase/(Decrease)
	2019	2018	$	%
Depreciation and Amortization:
Entertainment	$30	$31	$(1)	(3)%
Cable Networks	4	5	(1)	(20)
Publishing	1	1	—	—
Local Media	11	11	—	—
Corporate	7	8	(1)	(13)
Total Depreciation and Amortization	$53	$56	$(3)	(5)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, Network 10, CBS Interactive, CBS Sports Network, and CBS Films)

	Three Months Ended March 31,
			Increase/(Decrease)
Entertainment	2019	2018	$	%
Revenues	$3,176	$2,753	$423	15%
Segment Operating Income	$530	$486	$44	9%
Segment Operating Income as a % of revenues	17%	18%
Restructuring charges	$48	$—	$48	n/m
Depreciation and amortization	$30	$31	$(1)	(3)%
Capital expenditures	$20	$18	$2	11%
n/m - not meaningful
For the three months ended March 31, 2019, the 15% increase in revenues reflects growth across each main revenue stream. Advertising revenues grew 19%, driven by the broadcast of Super Bowl LIII on the CBS Television Network, which was partially offset by lower revenues from the timing of the broadcast of other sporting events. Underlying CBS Network advertising for the three months ended March 31, 2019 increased 1% from the same prior-year period, benefiting from higher pricing, which was partially offset by lower ratings for primetime programming. Affiliate and subscription fee revenues grew 26%, primarily as a result of higher station affiliation fees and revenues from virtual MVPDs as well as subscriber growth at CBS All Access. Content licensing and distribution revenues increased 3%, driven by higher revenues from series produced for third-party services.

For the three months ended March 31, 2019, operating income increased 9%, driven by the higher revenues, which were partially offset by an increased investment in content and higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services. Restructuring charges primarily reflected severance costs associated with a voluntary restructuring plan.
Cable Networks (Showtime Networks, Pop, and Smithsonian Networks)

	Three Months Ended March 31,
			Increase/(Decrease)
Cable Networks	2019	2018	$	%
Revenues	$552	$571	$(19)	(3)%
Segment Operating Income	$175	$236	$(61)	(26)%
Segment Operating Income as a % of revenues	32%	41%
Restructuring charges	$5	$—	$5	n/m
Depreciation and amortization	$4	$5	$(1)	(20)%
Capital expenditures	$3	$3	$—	—%
n/m - not meaningful
For the three months ended March 31, 2019, the 3% decrease in revenues was primarily driven by the benefit to 2018 from the renewal of a significant domestic licensing sale of Dexter. This decrease was partially offset by growth from the Showtime direct-to-consumer digital streaming subscription offering and revenues from a pay-per-view boxing event that took place during the first quarter of 2019. As of March 31, 2019, subscriptions totaled approximately 27 million for Showtime, including its direct-to-consumer digital streaming subscription offering, and 32 million for Smithsonian Networks.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended March 31, 2019, operating income decreased 26% as a result of the lower revenues and an increased investment in programming, including costs associated with the first quarter 2019 premieres of new series Black Monday and Desus & Mero. The decrease also reflected costs associated with the aforementioned pay-per-view event and higher advertising and marketing costs for new series which premiered during the first quarter of 2019 and to drive subscriber growth to the Showtime direct-to-consumer offering. Restructuring charges primarily reflected severance costs associated with a voluntary restructuring plan.

In March 2019, the Company acquired the remaining 50% interest in Pop, a general entertainment cable network, bringing the Company’s ownership to 100%. The results of Pop are included in the Cable Networks segment from the date of acquisition.
Publishing (Simon & Schuster)

	Three Months Ended March 31,
			Increase/(Decrease)
Publishing	2019	2018	$	%
Revenues	$164	$160	$4	3%
Segment Operating Income	$17	$16	$1	6%
Segment Operating Income as a % of revenues	10%	10%
Restructuring charges	$5	$—	$5	n/m
Depreciation and amortization	$1	$1	$—	—%
Capital expenditures	$—	$1	$(1)	n/m
n/m - not meaningful
For the three months ended March 31, 2019, the 3% increase in revenues mainly reflects higher print book sales. Bestselling titles in the first quarter of 2019 included Five Feet Apart by Rachael Lippincott and Supermarket by Bobby Hall.

For the three months ended March 31, 2019, the 6% increase in operating income primarily reflects the higher revenues. Restructuring charges primarily reflected severance costs associated with a voluntary restructuring plan.
Local Media (CBS Television Stations and CBS Local Digital Media)

	Three Months Ended March 31,
			Increase/(Decrease)
Local Media	2019	2018	$	%
Revenues	$457	$415	$42	10%
Segment Operating Income	$138	$118	$20	17%
Segment Operating Income as a % of revenues	30%	28%
Restructuring charges	$28	$—	$28	n/m
Depreciation and amortization	$11	$11	$—	—%
Capital expenditures	$2	$4	$(2)	(50)%
n/m - not meaningful
For the three months ended March 31, 2019, the 10% increase in revenues was driven by higher advertising revenues as a result of CBS’s broadcast of Super Bowl LIII and 12% growth in retransmission revenues and subscription fees.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended March 31, 2019, the 17% increase in operating income reflects the higher revenues. Restructuring charges primarily reflected severance costs associated with a voluntary restructuring plan.
Corporate

	Three Months Ended March 31,
			Increase/(Decrease)
Corporate	2019	2018	$	%
Segment Operating Loss	$(67)	$(75)	$8	11%
Restructuring charges	$22	$—	$22	n/m
Depreciation and amortization	$7	$8	$(1)	(13)%
Capital expenditures	$2	$4	$(2)	(50)%
n/m - not meaningful
Corporate expenses include general corporate overhead, unallocated shared company expenses, and intercompany eliminations. For the three months ended March 31, 2019, corporate expenses decreased 11%, primarily reflecting lower compensation costs resulting from changes in senior management during 2018. Restructuring charges primarily reflected severance costs.
Financial Position

	At	At	Increase/(Decrease)
	March 31, 2019	December 31, 2018	$	%
Current Assets:
Cash and cash equivalents	$500	$322	$178	55%
Receivables, net (a)	4,147	4,041	106	3
Programming and other inventory (b)	1,533	1,988	(455)	(23)
Prepaid income taxes	—	27	(27)	(100)
All other current assets (c)	552	374	178	48
Total current assets	$6,732	$6,752	$(20)	—%
(a) The increase primarily reflects receivables related to sporting events broadcast during the first quarter of 2019.
(b) The decrease reflects the expensing of prepaid sports program rights.
(c) The increase primarily reflects amounts collectible on behalf of Turner under the rights agreement with Turner and the NCAA for the NCAA Tournament. In connection with this agreement, the Company collects all television advertising receivables, including those generated by Turner.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	March 31, 2019	December 31, 2018	$	%
Programming and other inventory (a)	$4,313	$3,883	$430	11%
Goodwill (b)	$5,062	$4,920	$142	3%
Operating lease assets (c)	$952	$—	$952	n/m
Deferred income tax assets, net (d)	$797	$29	$768	n/m
Assets held for sale (e)	$—	$33	$(33)	(100)%
n/m - not meaningful
(a) The increase primarily reflects a higher investment in programming.
(b) The increase primarily reflects the acquisition of the remaining 50% interest in Pop, a general entertainment cable network, in March 2019.
(c) Reflects the recognition of right-of-use assets for the Company’s operating leases as a result of the adoption of new FASB guidance on the accounting for leases on January 1, 2019.
(d) The increase reflects a deferred tax benefit related to the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations.
(e) The balance at December 31, 2018 reflected the assets of CBS Television City, which were sold during the first quarter of 2019.

	At	At	Increase/(Decrease)
	March 31, 2019	December 31, 2018	$	%
Current Liabilities:
Accounts payable	$273	$201	$72	36%
Accrued compensation (a)	197	346	(149)	(43)
Participants’ share and royalties payable	1,157	1,177	(20)	(2)
Accrued programming and production costs (b)	804	704	100	14
Income taxes payable (c)	299	—	299	n/m
Commercial paper	—	674	(674)	(100)
Accrued expenses and other current liabilities (d)	1,762	1,471	291	20
Total current liabilities	$4,492	$4,573	$(81)	(2)%
n/m - not meaningful
(a) The decrease primarily reflects the timing of payments.
(b) The increase primarily reflects increased production of television programming.
(c) The increase primarily reflects amounts due in 2019 as a result of guidance issued by the U.S. government in January 2019 relating to federal tax legislation enacted in December 2017.
(d) The increase primarily reflects the recognition of operating lease liabilities of $157 million resulting from the adoption of new FASB guidance on the accounting for leases on January 1, 2019 and amounts due to Turner related to the NCAA Tournament.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	March 31, 2019	December 31, 2018	$	%
Deferred income tax liabilities, net (a)	$538	$399	$139	35%
Noncurrent operating lease liabilities (b)	$866	$—	$866	n/m
Other liabilities (c)	$3,095	$3,230	$(135)	(4)%
n/m - not meaningful
(a) The increase primarily reflects the utilization of capital loss carryforwards in connection with the sale of CBS Television City.
(b) Reflects the adoption of new FASB guidance on the accounting for leases on January 1, 2019.
(c) Primarily reflects a decrease to long-term tax liabilities, including the reserve for uncertain tax positions, for amounts payable in 2019 as a result of guidance issued by the U.S. government in January 2019 relating to federal tax legislation enacted in December 2017. This decrease was partially offset by a guarantee liability recorded in connection with the sale of CBS Television City.
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Three Months Ended March 31,
	2019	2018	Increase/(Decrease)
Net cash flow provided by operating activities	$438	$717	$(279)
Net cash flow provided by (used for) investing activities from:
Continuing operations	635	(67)	702
Discontinued operations	—	(23)	23
Net cash flow provided by (used for) investing activities	635	(90)	725
Net cash flow used for financing activities	(894)	(765)	(129)
Net increase (decrease) in cash, cash equivalents and restricted cash	$179	$(138)	$317
Operating Activities. For the three months ended March 31, 2019, the decrease in cash provided by operating activities was primarily driven by an increased investment in content, including a higher number of series produced for distribution on multiple platforms, partially offset by the benefit from the broadcast of Super Bowl LIII on the CBS Television Network in 2019.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Three Months Ended March 31,
	2019	2018
Investments in and advances to investee companies (a)	$(42)	$(40)
Capital expenditures	(27)	(30)
Acquisitions, net of cash acquired (b)	(39)	—
Proceeds from dispositions (c)	741	—
Other investing activities	2	3
Net cash flow provided by (used for) investing activities from continuing operations	635	(67)
Net cash flow used for investing activities from discontinued operations	—	(23)
Net cash flow provided by (used for) investing activities	$635	$(90)
(a) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(b) Reflects the acquisition of the remaining 50% interest in Pop, a general entertainment cable network.
(c) Reflects the sale of CBS Television City.
Financing Activities

	Three Months Ended March 31,
	2019	2018
Repayments of short-term debt borrowings, net	$(674)	$(462)
Proceeds from issuance of senior notes	493	—
Repayment of senior notes	(600)	—
Dividends	(70)	(71)
Repurchase of CBS Corp. Class B Common Stock	(14)	(186)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(37)	(52)
Proceeds from exercise of stock options	11	16
All other financing activities, net	(3)	(10)
Net cash flow used for financing activities	$(894)	$(765)
Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company’s net cash flow provided by operating activities less capital expenditures. The Company’s calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company’s operations. The Company’s net cash flow provided by operating activities is the most directly comparable GAAP financial measure.

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

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by operating activities as a measure of liquidity or net earnings as a measure of operating performance. Free cash flow, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, does not necessarily represent funds available for discretionary use and is not necessarily a measure of the Company’s ability to fund its cash needs. When comparing free cash flow to net cash flow provided by operating activities, the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions that are not reflected in free cash flow.

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Three Months Ended
	March 31,
	2019	2018
Net cash flow provided by operating activities	$438	$717
Capital expenditures	(27)	(30)
Free cash flow	$411	$687

Dividends
During the first quarter of 2019, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $68 million, which were paid on April 1, 2019.
Capital Structure
The following table sets forth the Company’s debt.

	At	At
	March 31, 2019	December 31, 2018
Commercial paper	$—	$674
Senior debt (2.30% – 7.875% due 2019 – 2045) (a)	9,328	9,435
Obligations under finance leases	41	43
Total debt	9,369	10,152
Less commercial paper	—	674
Less current portion of long-term debt	11	13
Total long-term debt, net of current portion	$9,358	$9,465
(a) At March 31, 2019 and December 31, 2018, the senior debt balances included (i) a net unamortized discount of $61 million and $58 million, respectively, (ii) unamortized deferred financing costs of $45 million and $43 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $7 million and $5 million, respectively. The face value of the Company’s senior debt was $9.44 billion and $9.54 billion at March 31, 2019 and December 31, 2018, respectively.

In March 2019, the Company issued $500 million of 4.20% senior notes due 2029. The Company used the net proceeds from this issuance in the redemption of its $600 million outstanding 2.30% senior notes due August 2019.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Commercial Paper
At December 31, 2018, the Company had $674 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program at a weighted average interest rate of 3.02% and with maturities of less than 60 days. There were no outstanding commercial paper borrowings at March 31, 2019.

Credit Facility
At March 31, 2019, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At March 31, 2019, the Company’s Consolidated Leverage Ratio was approximately 2.9x.

The Consolidated Leverage Ratio is the ratio of the Company’s indebtedness from continuing operations, adjusted to exclude certain finance lease obligations, at the end of a quarter, to the Company’s Consolidated EBITDA for the trailing four consecutive quarters. Consolidated EBITDA is defined in the Credit Facility as operating income plus interest income and before depreciation, amortization and certain other noncash items.

The Credit Facility is used for general corporate purposes. At March 31, 2019, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at March 31, 2019; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

The Company’s long-term debt obligations due over the next five years of $2.03 billion are expected to be funded by cash generated from operating activities and the Company’s ability to refinance its debt.

Guarantees
On January 31, 2019, the Company completed the sale of CBS Television City. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. The Company recorded a guarantee liability of $122 million on the Consolidated Balance Sheet at March 31, 2019, reflecting the present value of the estimated amount payable under the guarantee obligation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2019, the outstanding letters of credit and surety bonds approximated $100 million and were not recorded on the Consolidated Balance Sheet.

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

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against the Company, certain current and former senior executives and members of the Board. The consolidated action is stated to be on behalf of purchasers of the Company’s Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed a motion to dismiss this action.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Separation Agreement. On September 9, 2018, the Company entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Leslie Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of the Company. Pursuant to the Separation Agreement, the Company contributed the aggregate amount of $20 million toward various charitable organizations that support the #MeToo movement and equality for women in the workplace, which organizations were mutually agreed by the Company and Mr. Moonves. In October 2018, the Company contributed $120 million to a grantor trust pursuant to the Separation Agreement. On December 17, 2018, the Board announced that, following its consideration of the findings of the investigation referred to above, it had determined that there were grounds to terminate Mr. Moonves’s employment for cause under his employment agreement with the Company. Any dispute related to the Board’s determination is subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves commenced a binding arbitration proceeding with respect to this matter and the related Board investigation, which proceeding is ongoing. The assets of the grantor trust will remain in the trust until a final determination in the arbitration. The Company is currently unable to determine the outcome of the arbitration and the amount, if any, that may be awarded thereunder and, accordingly, no accrual for this matter has been made in the Company’s consolidated financial statements.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2019, the Company had pending approximately 31,840 asbestos claims, as compared with approximately 31,570 as of December 31, 2018 and 31,600 as of March 31, 2018. During the first quarter of 2019, the Company received approximately 750 new claims and closed or moved to an inactive docket approximately 480 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2018 and 2017 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $45 million and $57 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for a discussion of the Company’s critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: changes in the public acceptance of the Company’s content; advertising market conditions generally; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; increased programming costs and investments; the impact of piracy on the Company’s products; the impact of the consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the outcomes of investigation- related legal actions, which are inherently unpredictable, and any associated costs; the uncertainties arising from leadership changes at the Company; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive, technological and/or other regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2018 and in our Quarterly Reports on Form 10-Q, and in the Company’s recent Current Reports on Form 8-K. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made only as of the date of this document and the Company does not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
The information set forth in Note 13 to the consolidated financial statements appearing in Item 1 of Part I of this report under the captions “Investigation-Related Matters” and “Separation Agreement” is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the first quarter of 2019, the Company did not purchase any shares under its publicly announced share repurchase program, which had remaining authorization of $2.46 billion at March 31, 2019.

Item 5.	Other Information.
On May 1, 2019, the Company adopted an amendment to the CBS Excess 401(k) Plan for Designated Senior Executives (“plan”) to change the vesting schedule for employer match amounts credited to plan participants’ accounts from a five-year to a three-year graded vesting schedule.  The amendment will be effective July 1, 2019 and will apply to current and future plan participants who have not incurred a separation from service prior to such effective date. The amendment will not impact any of the Company’s current named executive officers as each of their plan accounts is fully vested.

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
(a)
Amendment No. 5 amending Part A as of July 1, 2019 (filed herewith) and Amendment No. 7 amending Part B as of July 1, 2019 (filed herewith) of the CBS Excess 401(k) Plan for Designated Senior Executives.

(b)
Amendment No. 4 amending Part A as of July 1, 2019 (filed herewith) and Amendment No. 6 amending Part B as of July 1, 2019 (filed herewith) of the CBS Bonus Deferral Plan for Designated Senior Executives.

	(c)	Summary of CBS Corporation Compensation for Outside Directors (as of January 31, 2019) (filed herewith).
(d)
Letter Agreement dated as of April 23, 2019 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed April 26, 2019) (File No. 001-09553).

(e)
Separation Agreement dated February 22, 2019 between CBS Corporation and Lawrence P. Tu (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed February 27, 2019) (File No. 001-09553).

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

CBS CORPORATION (Registrant)

Date: May 2, 2019	/s/ Christina Spade
Christina Spade Executive Vice President, Chief Financial Officer

Date: May 2, 2019	/s/ David Byrnes
David Byrnes Senior Vice President, Controller and Chief Accounting Officer