Form 10-Q
period 2019-06-30
CBS CORP
filed 2019-08-08
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at August 5, 2019:
Class A Common Stock, par value $.001 per share— 22,803,151
Class B Common Stock, par value $.001 per share— 351,863,655

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$3,809	$3,466	$7,976	$7,227
Costs and expenses:
Operating	2,509	2,184	5,257	4,584
Selling, general and administrative	545	532	1,118	1,056
Depreciation and amortization	53	56	106	112
Restructuring and other corporate matters (Note 3)	7	35	121	44
Gain on sale of assets (Note 1)	—	—	(549)	—
Total costs and expenses	3,114	2,807	6,053	5,796
Operating income	695	659	1,923	1,431
Interest expense	(115)	(116)	(232)	(234)
Interest income	12	14	26	31
Other items, net	(21)	(24)	(42)	(35)
Earnings before income taxes and equity in loss of investee companies	571	533	1,675	1,193
(Provision) benefit for income taxes	(119)	(113)	377	(248)
Equity in loss of investee companies, net of tax	(12)	(20)	(29)	(34)
Net earnings	$440	$400	$2,023	$911

Basic net earnings per common share	$1.18	$1.06	$5.41	$2.40

Diluted net earnings per common share	$1.17	$1.05	$5.38	$2.38

Weighted average number of common shares outstanding:
Basic	374	378	374	380
Diluted	376	381	376	383
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net earnings	$440	$400	$2,023	$911
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(1)	(8)	2	(14)
Amortization of net actuarial loss	13	15	27	30
Total other comprehensive income, net of tax	12	7	29	16
Total comprehensive income	$452	$407	$2,052	$927
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$216	$322
Receivables, less allowances of $46 (2019) and $41 (2018)	3,795	4,041
Programming and other inventory (Note 4)	1,945	1,988
Prepaid income taxes	—	27
Prepaid expenses	158	149
Other current assets	222	225
Total current assets	6,336	6,752
Property and equipment	2,931	2,926
Less accumulated depreciation and amortization	1,754	1,717
Net property and equipment	1,177	1,209
Programming and other inventory (Note 4)	4,269	3,883
Goodwill	5,062	4,920
Intangible assets	2,660	2,638
Operating lease assets (Note 12)	922	—
Deferred income tax assets, net	785	29
Other assets	2,624	2,395
Assets held for sale	—	33
Total Assets	$23,835	$21,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214	$201
Accrued compensation	217	346
Participants’ share and royalties payable	1,188	1,177
Accrued programming and production costs	590	704
Income taxes payable	113	—
Commercial paper (Note 6)	—	674
Accrued expenses and other current liabilities	1,521	1,471
Total current liabilities	3,843	4,573
Long-term debt (Note 6)	9,359	9,465
Pension and postretirement benefit obligations	1,366	1,388
Deferred income tax liabilities, net	535	399
Noncurrent operating lease liabilities (Note 12)	858	—
Other liabilities	3,121	3,230

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 23 (2019) and 35 (2018) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 852 (2019) and 838 (2018) shares issued	1	1
Additional paid-in capital	43,534	43,637
Accumulated deficit	(15,002)	(17,201)
Accumulated other comprehensive loss (Note 8)	(922)	(775)
	27,611	25,662
Less treasury stock, at cost; 500 (2019 and 2018) Class B shares	22,858	22,858
Total Stockholders’ Equity	4,753	2,804
Total Liabilities and Stockholders’ Equity	$23,835	$21,859
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net earnings	$2,023	$911
Adjustments to reconcile net earnings to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	106	112
Deferred tax (benefit) provision	(607)	40
Stock-based compensation	75	91
Equity in loss of investee companies, net of tax and distributions	29	34
Gain on sale of assets	(549)	—
Change in assets and liabilities, net of investing and financing activities	(763)	(143)
Net cash flow provided by operating activities from continuing operations	314	1,045
Net cash flow used for operating activities from discontinued operations	—	(2)
Net cash flow provided by operating activities	314	1,043
Investing Activities:
Investments in and advances to investee companies	(72)	(71)
Capital expenditures	(60)	(62)
Acquisitions, net of cash acquired	(39)	(29)
Proceeds from dispositions	736	—
Proceeds from sale of investments	15	—
Other investing activities	2	2
Net cash flow provided by (used for) investing activities from continuing operations	582	(160)
Net cash flow used for investing activities from discontinued operations	—	(23)
Net cash flow provided by (used for) investing activities	582	(183)
Financing Activities:
Repayments of short-term debt borrowings, net	(674)	(309)
Proceeds from issuance of senior notes	493	—
Repayment of senior notes	(600)	—
Payment of finance lease obligations	(6)	(8)
Payment of contingent consideration	(3)	(5)
Dividends	(138)	(140)
Purchase of Company common stock	(14)	(394)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(43)	(58)
Acquisition of noncontrolling interest	(26)	—
Proceeds from exercise of stock options	11	22
Other financing activities	—	(1)
Net cash flow used for financing activities	(1,000)	(893)
Net decrease in cash, cash equivalents and restricted cash	(104)	(33)
Cash, cash equivalents and restricted cash at beginning of period (includes $120 (2019) and $0 (2018) of restricted cash)	442	285
Cash, cash equivalents and restricted cash at end of period (includes $122 (2019) and $0 (2018) of restricted cash)	$338	$252
Supplemental disclosure of cash flow information
Cash paid for interest	$220	$231
Cash paid for income taxes	$317	$31
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Class A Common Stock:
Balance, beginning and end of period	$—	$—	$—	$—
Class B Common Stock:
Balance, beginning and end of period	1	1	1	1
Additional Paid-In Capital:
Balance, beginning of period	43,582	43,743	43,637	43,797
Stock-based compensation	36	47	75	98
Exercise of stock options	—	6	11	22
Retirement of treasury stock	(6)	(7)	(43)	(59)
Dividends	(68)	(69)	(136)	(138)
Acquisition of noncontrolling interest	(10)	—	(10)	—
Balance, end of period	43,534	43,720	43,534	43,720
Accumulated Deficit:
Balance, beginning of period	(15,442)	(18,650)	(17,201)	(18,900)
Net earnings	440	400	2,023	911
Adoption of new revenue recognition standard	—	—	—	(261)
Reclassification of income tax effects of the Tax Reform Act (Note 1)	—	—	176	—
Balance, end of period	(15,002)	(18,250)	(15,002)	(18,250)
Accumulated Other Comprehensive Loss:
Balance, beginning of period	(934)	(653)	(775)	(662)
Other comprehensive income	12	7	29	16
Reclassification of income tax effects of the Tax Reform Act (Note 1)	—	—	(176)	—
Balance, end of period	(922)	(646)	(922)	(646)
Treasury Stock, at cost:
Balance, beginning of period	(22,858)	(22,458)	(22,858)	(22,258)
Class B Common Stock purchased	—	(200)	—	(400)
Shares paid for tax withholding for stock-based compensation	(6)	(7)	(43)	(59)
Retirement of treasury stock	6	7	43	59
Balance, end of period	(22,858)	(22,658)	(22,858)	(22,658)
Total Stockholders’ Equity	$4,753	$2,167	$4,753	$2,167
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business-CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the “Company” or “CBS Corp.”) is comprised of the following segments: Entertainment (CBS Television, comprised of the CBS Television Network, CBS Television Studios and CBS Global Distribution Group; Network 10; CBS Interactive; CBS Sports Network and CBS Films), Cable Networks (Showtime Networks, Pop and Smithsonian Networks), Publishing (Simon & Schuster) and Local Media (CBS Television Stations and CBS Local Digital Media).

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

Use of Estimates-The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Noncurrent Receivables-Noncurrent receivables of $1.77 billion at June 30, 2019 and $1.55 billion at December 31, 2018 are included in “Other assets” on the Company’s Consolidated Balance Sheets and primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period.

Deferred Revenues-Deferred revenues of $287 million at June 30, 2019 and $274 million at December 31, 2018 are primarily included within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. These amounts consist mainly of cash received related to advertising arrangements and the licensing of television programming for which the revenues have not yet been earned. The change in deferred revenues for the six months ended June 30, 2019 primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period offset by $152 million of revenues recognized that were included in deferred revenues at December 31, 2018.

Unrecognized Revenues Under Contract-As of June 30, 2019, unrecognized revenue attributable to unsatisfied performance obligations under the Company’s long-term contracts was $3.47 billion, of which $984 million is expected to be recognized for the remainder of 2019, $1.21 billion for 2020, $833 million for 2021, and $434 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Such amounts change on a regular basis as the Company renews existing agreements or enters into new agreements. Unrecognized revenues under contract disclosed above do not include

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

(i) contracts with an original expected term of one year or less, mainly consisting of the Company’s advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate and subscription fee agreements and (iii) long-term licensing agreements for multiple programs for which the Company’s right to invoice corresponds with the value of the programs provided to the customer.

Leases-The Company has operating leases primarily for office space, equipment, satellite transponders and studio facilities and finance leases for satellite transponders and office equipment. The Company determines that a contract contains a lease if it obtains substantially all of the economic benefits of, and the right to direct the use of, an asset identified in the contract. For leases with terms greater than 12 months, the Company records a right-of-use asset and a lease liability representing the present value of future lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or the Company’s collateralized incremental borrowing rate. For those contracts that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), the Company includes both the lease costs and non-lease costs in the measurement of the lease asset and liability. The Company also owns buildings and production facilities where it leases space to lessees.

The Company’s leases have remaining terms ranging from one to 16 years and often contain renewal options to extend the lease for periods of generally up to five years. For leases that contain renewal options, the Company includes the renewal period in the lease term if it is reasonably certain that the option will be exercised. Lease expenses and income are recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which are expensed as incurred, and leases of assets used in the production of programming, which are capitalized in programming assets and amortized over the projected useful life of the related programming.

Restricted Cash-Restricted cash of $122 million at June 30, 2019 and $120 million at December 31, 2018 is included within “Other assets” on the Company’s Consolidated Balance Sheets and consists of amounts held in a grantor trust related to the separation and settlement agreement between the Company and the former Chairman of the Board, President and Chief Executive Officer of the Company (see Note 13).

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 7 million stock options and RSUs for each of the three and six months ended June 30, 2019, and 8 million stock options and RSUs for each of the three and six months ended June 30, 2018.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Weighted average shares for basic EPS	374	378	374	380
Dilutive effect of shares issuable under stock-based compensation plans	2	3	2	3
Weighted average shares for diluted EPS	376	381	376	383

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

Additional Paid-In Capital-For the six months ended June 30, 2019 and 2018, the Company recorded dividends of $136 million and $138 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Gain on Sale of Assets-During the first quarter of 2019, the Company completed the sale of its CBS Television City property and sound stage operation (“CBS Television City”) for $750 million. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Company’s Consolidated Balance Sheet at June 30, 2019 is a liability of $122 million, reflecting the present value of the estimated amount payable under the guarantee obligation. This transaction resulted in a gain of $549 million ($386 million, net of tax), which includes a reduction for the guarantee obligation. CBS Television City has been classified as held for sale on the Company’s Consolidated Balance Sheet at December 31, 2018.

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

Recently Adopted Accounting Pronouncements
Leases
During the first quarter of 2019, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, the Company recognizes on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted. As a result of this guidance, the Company’s Consolidated Balance Sheet at June 30, 2019 included right-of-use assets of $922 million and lease liabilities of $1.0 billion for its operating leases. This guidance did not have an impact on the Company’s Consolidated Statement of Operations. See Note 12 for additional information.

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

Accounting Pronouncements Not Yet Adopted
Improvements to Accounting for Costs of Films and License Agreements for Program Materials
In March 2019, the FASB issued guidance on the accounting for costs of films and episodic television series, which aligns the accounting for capitalizing production costs of episodic television series with the guidance for films. As a result, the capitalization of costs incurred to produce episodic television series will no longer be limited to the amount of revenue contracted in the initial market until persuasive evidence of a secondary market exists. In addition, this guidance requires the Company to test for impairment of television series on a title-by-title basis or together with other series as part of a group, based on the predominant monetization strategy of the series. This guidance also removes the requirement to classify all capitalized costs for produced television series as noncurrent on the balance sheet and adds new disclosure requirements relating to costs for acquired and produced television series. The Company is currently evaluating the impact of this guidance, which is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.

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
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
RSUs and PSUs	$33	$41	$66	$79
Stock options	3	6	9	12
Stock-based compensation expense, before income taxes	36	47	75	91
Related tax benefit	(10)	(12)	(19)	(23)
Stock-based compensation expense, net of tax benefit	$26	$35	$56	$68

During the six months ended June 30, 2019, the Company granted 3 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $50.45. RSUs granted during the first six months of 2019 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions.

Total unrecognized compensation cost related to unvested RSUs at June 30, 2019 was $253 million, which is expected to be recognized over a weighted average period of 2.8 years. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2019 was $21 million, which is expected to be recognized over a weighted average period of 2.1 years.
3) RESTRUCTURING AND OTHER CORPORATE MATTERS
During the first quarter of 2019, the Company initiated a restructuring plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate. The Company also implemented additional restructuring plans during the first quarter of 2019 across several of its businesses in connection with a continued effort to reduce its cost structure. As a result, the Company recorded restructuring charges of $108 million in the first quarter of 2019, reflecting $98 million of severance costs and $10 million of costs associated with exiting contractual obligations and other related costs.

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

As of June 30, 2019, the cumulative settlements for the 2019, 2018 and 2017 restructuring charges were $112 million, of which $100 million was for severance costs and $12 million was for costs associated with contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2020.

	Balance at	2019	2019	Balance at
	December 31, 2018	Charges	Settlements	June 30, 2019
Entertainment	$31	$48	$(23)	$56
Cable Networks	—	5	—	5
Publishing	2	5	(1)	6
Local Media	23	28	(11)	40
Corporate	12	22	(15)	19
Total	$68	$108	$(50)	$126

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	December 31, 2018
Entertainment	$39	$27	$(35)	$31
Publishing	3	1	(2)	2
Local Media	11	18	(6)	23
Corporate	2	21	(11)	12
Total	$55	$67	$(54)	$68

The Company recorded expenses of $7 million and $10 million during the three months ended June 30, 2019 and 2018, respectively, and $13 million and $19 million during the six months ended June 30, 2019 and 2018, respectively, primarily for costs associated with legal proceedings involving the Company (see Note 13) and other corporate matters.
4) PROGRAMMING AND OTHER INVENTORY

	At	At
	June 30, 2019	December 31, 2018
Acquired program rights	$2,480	$2,400
Acquired television library	99	99
Internally produced programming:
Released	2,839	2,477
In process and other	731	839
Publishing, primarily finished goods	65	56
Total programming and other inventory	6,214	5,871
Less current portion	1,945	1,988
Total noncurrent programming and other inventory	$4,269	$3,883

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. (“NAI”) is the controlling stockholder of CBS Corp. and Viacom Inc. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom Inc. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom Inc. At June 30, 2019, NAI directly or indirectly owned approximately 78.7% of CBS Corp.’s voting Class A Common Stock, and owned approximately 10.4% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation director Ms. Shari Redstone. No member of the Company’s management is a trustee of the SMR Trust.

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom Inc. Viacom Inc. also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $14 million and $10 million for the three months ended June 30, 2019 and 2018, respectively, and $26 million and $29 million for the six months ended June 30, 2019 and 2018, respectively.

The Company leases production facilities, licenses feature films and purchases advertising spots from various subsidiaries of Viacom Inc. The total amounts for these transactions were $8 million and $6 million for the three months ended June 30, 2019 and 2018, respectively, and $18 million and $12 million for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the amounts due from Viacom Inc. in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom Inc. were minimal at June 30, 2019 and December 31, 2018.

	At	At
	June 30, 2019	December 31, 2018
Receivables	$28	$38
Other assets (Receivables, noncurrent)	15	23
Total amounts due from Viacom	$43	$61

Other Related Parties. The Company has equity interests in a domestic television network and several international joint ventures for television channels from which the Company earns revenues primarily by licensing its television programming. In addition, the Company held a 50% equity interest in Pop, a general entertainment cable network. In March 2019, the Company acquired the remaining 50% interest in Pop for $50 million, bringing the Company’s ownership to 100%. Total revenues earned from sales to these joint ventures were $44 million and $22 million for the three months ended June 30, 2019 and 2018, respectively, and $89 million and $53 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, total amounts due from these joint ventures were $15 million and $34 million, respectively. Amounts associated with Pop are included above through the date of acquisition.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	June 30, 2019	December 31, 2018
Commercial paper	$—	$674
Senior debt (2.30% - 7.875% due 2019 - 2045) (a)	9,332	9,435
Obligations under finance leases	38	43
Total debt	9,370	10,152
Less commercial paper	—	674
Less current portion of long-term debt	11	13
Total long-term debt, net of current portion	$9,359	$9,465

(a) At June 30, 2019 and December 31, 2018, the senior debt balances included (i) a net unamortized discount of $59 million and $58 million, respectively, (ii) unamortized deferred financing costs of $43 million at both June 30, 2019 and December 31, 2018, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $6 million and $5 million, respectively. The face value of the Company’s senior debt was $9.44 billion and $9.54 billion at June 30, 2019 and December 31, 2018, respectively.

In March 2019, the Company issued $500 million of 4.20% senior notes due 2029. The Company used the net proceeds from this issuance in the redemption of its $600 million outstanding 2.30% senior notes due August 2019.

Commercial Paper
At December 31, 2018, the Company had $674 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program at a weighted average interest rate of 3.02% and with maturities of less than 60 days. There were no outstanding commercial paper borrowings at June 30, 2019.

Credit Facility
At June 30, 2019, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2019, the Company’s Consolidated Leverage Ratio was approximately 3.0x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2019, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2019	2018	2019	2018
Components of net periodic cost:
Service cost	$7	$8	$—	$—
Interest cost	39	37	3	4
Expected return on plan assets	(38)	(45)	—	—
Amortization of actuarial loss (gain) (a)	23	24	(4)	(4)
Net periodic cost	$31	$24	$(1)	$—

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2019	2018	2019	2018
Components of net periodic cost:
Service cost	$14	$16	$—	$—
Interest cost	78	74	7	8
Expected return on plan assets	(76)	(90)	—	—
Amortization of actuarial loss (gain) (a)	46	48	(9)	(9)
Net periodic cost	$62	$48	$(2)	$(1)
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) STOCKHOLDERS’ EQUITY
During the second quarter of 2019, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $68 million, which were paid on July 1, 2019.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2018	$133	$(908)		$(775)
Other comprehensive income before reclassifications	2	—		2
Reclassifications to net earnings	—	27	(a)	27
Other comprehensive income	2	27		29
Tax effects reclassified to accumulated deficit	—	(176)	(b)	(176)
At June 30, 2019	$135	$(1,057)		$(922)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2017	$159	$(821)		$(662)
Other comprehensive loss before reclassifications	(14)	—		(14)
Reclassifications to net earnings	—	30	(a)	30
Other comprehensive income (loss)	(14)	30		16
At June 30, 2018	$145	$(791)		$(646)

(a)	Reflects amortization of net actuarial losses (see Note 7). Amounts are net of tax benefits of $10 million and $9 million for the six months ended June 30, 2019 and 2018, respectively.

(b)
Reflects the reclassification of certain income tax effects of the Tax Reform Act on items within accumulated other comprehensive loss to accumulated deficit upon the adoption of new FASB guidance (see Note 1).

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) INCOME TAXES
The (provision) benefit for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for income taxes before discrete items	$(128)	$(111)	$(240)	$(245)
Tax benefit from transfer of assets (a)	—	—	768	—
Provision for gain on sale of assets (b)	—	—	(163)	—
Other discrete items	9	(2)	12	(3)
(Provision) benefit for income taxes	$(119)	(113)	$377	$(248)
Effective income tax rate	20.8%	21.2%	(22.5)%	20.8%
(a) Reflects a deferred tax benefit resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations. The related deferred tax asset is primarily expected to be realized over the next 25 years.
(b) Reflects the tax provision from the gain on the sale of CBS Television City.

In January 2019, the United States government issued guidance relating to the one-time transition tax on cumulative foreign earnings and profits required by the Tax Reform Act. This guidance resulted in a decrease of $146 million to the Company’s reserve for uncertain tax positions during the six months ended June 30, 2019 for amounts paid as a result of this guidance; however, it did not have a material impact on the Company’s Consolidated Statement of Operations.
10) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At June 30, 2019 and December 31, 2018, the carrying value of the Company’s senior debt was $9.33 billion and $9.43 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $10.28 billion and $9.48 billion, respectively.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At June 30, 2019 and December 31, 2018, the notional amount of all foreign exchange contracts was $422 million and $325 million, respectively.

Gains recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018	Financial Statement Account
Non-designated foreign exchange contracts	$3	$17	$2	$13	Other items, net

The fair value of the Company’s derivative instruments was not material to the Company’s Consolidated Balance Sheets for any of the periods presented.

The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$10	$—	$10
Total Assets	$—	$10	$—	$10
Liabilities:
Deferred compensation	$—	$326	$—	$326
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$327	$—	$327

At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$15	$—	$15
Total Assets	$—	$15	$—	$15
Liabilities:
Deferred compensation	$—	$336	$—	$336
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$337	$—	$337

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Entertainment	$2,741	$2,402	$5,917	$5,155
Cable Networks	562	553	1,114	1,124
Publishing	218	207	382	367
Local Media	423	420	880	835
Corporate/Eliminations	(135)	(116)	(317)	(254)
Total Revenues	$3,809	$3,466	$7,976	$7,227

Revenues generated between segments primarily reflect advertising sales, content licensing and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Intercompany Revenues:
Entertainment	$135	$118	$318	$257
Cable Networks	1	—	2	—
Local Media	6	5	11	10
Total Intercompany Revenues	$142	$123	$331	$267

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment Operating Income (Loss):
Entertainment	$426	$367	$956	$853
Cable Networks	185	245	360	481
Publishing	33	31	50	47
Local Media	130	128	268	246
Corporate	(72)	(77)	(139)	(152)
Restructuring and other corporate matters	(7)	(35)	(121)	(44)
Gain on sale of assets	—	—	549	—
Operating income	695	659	1,923	1,431
Interest expense	(115)	(116)	(232)	(234)
Interest income	12	14	26	31
Other items, net	(21)	(24)	(42)	(35)
Earnings before income taxes and equity in loss of investee companies	571	533	1,675	1,193
(Provision) benefit for income taxes	(119)	(113)	377	(248)
Equity in loss of investee companies, net of tax	(12)	(20)	(29)	(34)
Net earnings	$440	$400	$2,023	$911

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation and Amortization:
Entertainment	$29	$32	$59	$63
Cable Networks	6	4	10	9
Publishing	2	2	3	3
Local Media	9	11	20	22
Corporate	7	7	14	15
Total Depreciation and Amortization	$53	$56	$106	$112

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based Compensation:
Entertainment	$17	$16	$33	$31
Cable Networks	3	3	6	6
Publishing	1	1	2	2
Local Media	3	3	6	6
Corporate	12	24	28	46
Total Stock-based Compensation	$36	$47	$75	$91

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Capital Expenditures:
Entertainment	$23	$20	$43	$38
Cable Networks	1	3	4	6
Publishing	2	1	2	2
Local Media	5	5	7	9
Corporate	2	3	4	7
Total Capital Expenditures	$33	$32	$60	$62

	At	At
	June 30, 2019	December 31, 2018
Assets:
Entertainment (a)	$14,816	$13,579
Cable Networks	3,238	2,693
Publishing	1,231	1,054
Local Media	4,156	4,037
Corporate/Eliminations	381	484
Discontinued operations	13	12
Total Assets	$23,835	$21,859

(a) Includes assets held for sale of $33 million at December 31, 2018.
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues by Type	2019	2018	2019	2018
Advertising	$1,424	$1,327	$3,468	$3,060
Content licensing and distribution:
Programming	1,006	889	1,805	1,724
Publishing	218	207	382	367
Affiliate and subscription fees	1,113	989	2,224	1,968
Other	48	54	97	108
Total Revenues	$3,809	$3,466	$7,976	$7,227

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

The adoption of this guidance resulted in the recognition on the Company’s Consolidated Balance Sheet of right-of-use assets and lease liabilities representing the present value of future lease payments of all leases with terms in excess of one year. At June 30, 2019, the following amounts were recorded on the Company’s Consolidated Balance Sheet relating to its leases.

	Leases
	Operating	Finance
Right-of-Use Assets
Operating lease assets	$922	$—
Property and equipment, net	$—	$34

Lease Liabilities
Accrued expenses and other current liabilities	$146	$12
Noncurrent operating lease liabilities	858	—
Long-term debt	—	26
Total lease liabilities	$1,004	$38

	Leases
	Operating	Finance
Weighted average remaining lease term	9 years	4 years

Weighted average discount rate	4.3%	4.2%

For existing leases at the time of adoption, the Company elected to not reassess (i) whether each contract is or contains a lease, (ii) the classification of leases as operating or finance leases, and (iii) initial direct costs for existing leases.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Lessee Contracts
The Company has operating leases primarily for office space, equipment, satellite transponders and studio facilities. The Company also has finance leases for satellite transponders and office equipment. Lease costs are generally fixed, with certain contracts containing variable payments for non-lease costs based on usage and escalations in the lessors’ annual costs.

The following table presents the Company’s lease cost.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost (a) (b)	$54	$108
Finance lease cost:
Amortization of right-of-use assets	3	6
Interest expense on lease liabilities	1	1
Short-term lease cost (b) (c)	24	41
Variable lease cost (d)	5	11
Sublease income	(6)	(12)
Total lease cost	$81	$155
(a) Includes fixed lease costs and non-lease costs (consisting of other occupancy and service costs relating to the use of an asset) associated with long-term operating leases.
(b) Includes costs capitalized in programming assets during the period for leased assets used in the production of programming.
(c) Short-term leases have a term of 12 months or less and exclude month-to-month leases. Short-term leases are not recorded on the Company’s Consolidated Balance Sheet.
(d) Primarily includes non-lease costs (consisting of other occupancy and service costs relating to the use of an asset) and costs for equipment leases that vary based on usage.

The following table presents supplemental cash flow information related to the Company’s leases.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$53	$107
Financing cash flows from finance leases	$3	$6

Noncash additions to operating lease assets	$32	$166

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The expected future payments relating to the Company’s operating and finance lease liabilities at June 30, 2019 are as follows:

	Leases
	Operating	Finance
2019 (July 1 through December 31)	$104	$7
2020	168	12
2021	157	11
2022	133	7
2023	120	2
2024 and thereafter	568	2
Total minimum payments	1,250	41
Less amounts representing interest	246	3
Present value of minimum payments	$1,004	$38

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

As of June 30, 2019, the Company had signed additional operating leases with lease terms ranging from two to 16 years that have not yet commenced. The total future undiscounted lease payments under these leases are
$150 million, which were not recorded on the Company’s Consolidated Balance Sheet at June 30, 2019.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Lessor Contracts
The Company enters into operating leases for the use of its owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. The Company recorded total lease income of $31 million and $63 million, including both fixed and variable amounts, for the three and six months ended June 30, 2019, respectively.
At June 30, 2019, future fixed lease income under noncancellable operating leases is as follows:

2019 (July 1 through December 31)	$27
2020	52
2021	48
2022	44
2023	43
2024 and thereafter	85
Total	$299

13) COMMITMENTS AND CONTINGENCIES
Guarantees
On January 31, 2019, the Company completed the sale of CBS Television City. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Company’s Consolidated Balance Sheet at June 30, 2019 is a liability of $122 million, reflecting the present value of the estimated amount payable under the guarantee obligation (Level 3 in the fair value hierarchy).

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2019, the outstanding letters of credit and surety bonds approximated $99 million and were not recorded on the Company’s Consolidated Balance Sheet.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Investigation-Related Matters. As announced on August 1, 2018, the Company’s Board of Directors (“Board”) retained two law firms to conduct a full investigation of the allegations in press reports about the Company’s former Chairman of the Board, President and Chief Executive Officer, Mr. Leslie Moonves, CBS News and cultural issues at all levels of the Company. On December 17, 2018, the Board announced the completion of the investigation, certain findings of the investigation and the Board’s determination, discussed below, with respect to the termination of Mr. Moonves’s employment. The Company has received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office and the United States Securities and Exchange Commission have also requested information about these matters, including with respect to the Company’s related public disclosures. The Company may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. The Company is cooperating with these inquiries.

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against the Company, certain current and former senior executives and members of the Board. The consolidated action is stated to be on behalf of purchasers of the Company’s Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which are pending. The Company believes that the claims are without merit and is currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in the Company’s consolidated financial statements.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2019, the Company had pending approximately 32,120 asbestos claims, as compared with approximately 31,570 as of December 31, 2018 and 31,750 as of June 30, 2018. During the second quarter of 2019, the Company received approximately 1,000 new claims and closed or moved to an inactive docket approximately 720 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2018 and 2017 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $45 million and $57 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

14) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.’s senior debt securities. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Changes to the entities that comprise the guarantor group are reflected for the prior periods presented.

	Statement of Operations
	For the Three Months Ended June 30, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$43	$2	$3,764	$—	$3,809
Costs and expenses:
Operating	24	1	2,484	—	2,509
Selling, general and administrative	12	68	465	—	545
Depreciation and amortization	1	5	47	—	53
Restructuring and other corporate matters	—	7	—	—	7
Total costs and expenses	37	81	2,996	—	3,114
Operating income (loss)	6	(79)	768	—	695
Interest (expense) income, net	(138)	(137)	172	—	(103)
Other items, net	(10)	(9)	(2)	—	(21)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(142)	(225)	938	—	571
Benefit (provision) for income taxes	32	50	(201)	—	(119)
Equity in earnings (loss) of investee companies, net of tax	550	402	(12)	(952)	(12)
Net earnings	$440	$227	$725	$(952)	$440
Total comprehensive income	$452	$232	$720	$(952)	$452

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Six Months Ended June 30, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$89	$5	$7,882	$—	$7,976
Costs and expenses:
Operating	50	2	5,205	—	5,257
Selling, general and administrative	26	125	967	—	1,118
Depreciation and amortization	2	10	94	—	106
Restructuring and other corporate matters	3	30	88	—	121
Gain on sale of assets	—	—	(549)	—	(549)
Total costs and expenses	81	167	5,805	—	6,053
Operating income (loss)	8	(162)	2,077	—	1,923
Interest (expense) income, net	(275)	(268)	337	—	(206)
Other items, net	(18)	(20)	(4)	—	(42)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(285)	(450)	2,410	—	1,675
Benefit from income taxes	61	96	220	—	377
Equity in earnings (loss) of investee companies, net of tax	2,247	344	(29)	(2,591)	(29)
Net earnings (loss)	$2,023	$(10)	$2,601	$(2,591)	$2,023
Total comprehensive income (loss)	$2,052	$(7)	$2,592	$(2,585)	$2,052

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended June 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$44	$2	$3,420	$—	$3,466
Costs and expenses:
Operating	23	1	2,160	—	2,184
Selling, general and administrative	12	68	452	—	532
Depreciation and amortization	1	5	50	—	56
Restructuring and other corporate matters	—	16	19	—	35
Total costs and expenses	36	90	2,681	—	2,807
Operating income (loss)	8	(88)	739	—	659
Interest (expense) income, net	(133)	(126)	157	—	(102)
Other items, net	(9)	14	(29)	—	(24)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(134)	(200)	867	—	533
Benefit (provision) for income taxes	28	42	(183)	—	(113)
Equity in earnings (loss) of investee companies, net of tax	506	351	(20)	(857)	(20)
Net earnings	$400	$193	$664	$(857)	$400
Total comprehensive income	$407	$202	$644	$(846)	$407

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Six Months Ended June 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$87	$5	$7,135	$—	$7,227
Costs and expenses:
Operating	48	2	4,534	—	4,584
Selling, general and administrative	25	132	899	—	1,056
Depreciation and amortization	2	11	99	—	112
Restructuring and other corporate matters	—	25	19	—	44
Total costs and expenses	75	170	5,551	—	5,796
Operating income (loss)	12	(165)	1,584	—	1,431
Interest (expense) income, net	(263)	(248)	308	—	(203)
Other items, net	(16)	12	(31)	—	(35)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(267)	(401)	1,861	—	1,193
Benefit (provision) for income taxes	55	83	(386)	—	(248)
Equity in earnings (loss) of investee companies, net of tax	1,123	764	(34)	(1,887)	(34)
Net earnings	$911	$446	$1,441	$(1,887)	$911
Total comprehensive income	$927	$448	$1,424	$(1,872)	$927

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At June 30, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$11	$—	$205	$—	$216
Receivables, net	21	1	3,773	—	3,795
Programming and other inventory	2	2	1,941	—	1,945
Prepaid expenses and other current assets	6	40	367	(33)	380
Total current assets	40	43	6,286	(33)	6,336
Property and equipment	30	227	2,674	—	2,931
Less accumulated depreciation and amortization	14	194	1,546	—	1,754
Net property and equipment	16	33	1,128	—	1,177
Programming and other inventory	4	3	4,262	—	4,269
Goodwill	98	62	4,902	—	5,062
Intangible assets	—	—	2,660	—	2,660
Operating lease assets	5	110	807	—	922
Investments in consolidated subsidiaries	50,017	17,246	—	(67,263)	—
Deferred income tax assets, net	—	—	785	—	785
Other assets	292	—	2,332	—	2,624
Intercompany	—	104	33,255	(33,359)	—
Total Assets	$50,472	$17,601	$56,417	$(100,655)	$23,835
Liabilities and Stockholders’ Equity
Accounts payable	$4	$9	$201	$—	$214
Participants’ share and royalties payable	—	—	1,188	—	1,188
Accrued programming and production costs	3	2	585	—	590
Accrued expenses and other current liabilities	451	254	1,179	(33)	1,851
Total current liabilities	458	265	3,153	(33)	3,843
Long-term debt	9,287	—	72	—	9,359
Noncurrent operating lease liabilities	5	104	749	—	858
Other liabilities	2,610	211	2,201	—	5,022
Intercompany	33,359	—	—	(33,359)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,534	—	60,894	(60,894)	43,534
Retained earnings (accumulated deficit)	(15,002)	17,204	(6,604)	(10,600)	(15,002)
Accumulated other comprehensive income (loss)	(922)	25	36	(61)	(922)
	27,611	17,352	55,042	(72,394)	27,611
Less treasury stock, at cost	22,858	331	4,800	(5,131)	22,858
Total Stockholders’ Equity	4,753	17,021	50,242	(67,263)	4,753
Total Liabilities and Stockholders’ Equity	$50,472	$17,601	$56,417	$(100,655)	$23,835

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(525)	$(223)	$1,062	$—	$314
Investing Activities:
Investments in and advances to investee companies	—	—	(72)	—	(72)
Capital expenditures	—	(4)	(56)	—	(60)
Acquisitions, net of cash acquired	—	—	(39)	—	(39)
Proceeds from dispositions	—	—	736	—	736
Proceeds from sale of investments	—	—	15	—	15
Other investing activities	2	—	—	—	2
Net cash flow provided by (used for) investing activities	2	(4)	584	—	582
Financing Activities:
Repayments of short-term debt borrowings, net	(674)	—	—	—	(674)
Proceeds from issuance of senior notes	493	—	—	—	493
Repayment of senior notes	(600)	—	—	—	(600)
Payment of finance lease obligations	—	—	(6)	—	(6)
Payment of contingent consideration	—	—	(3)	—	(3)
Dividends	(138)	—	—	—	(138)
Purchase of Company common stock	(14)	—	—	—	(14)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(43)	—	—	—	(43)
Acquisition of noncontrolling interest	—	—	(26)	—	(26)
Proceeds from exercise of stock options	11	—	—	—	11
Increase (decrease) in intercompany payables	1,353	227	(1,580)	—	—
Net cash flow provided by (used for) financing activities	388	227	(1,615)	—	(1,000)
Net (decrease) increase in cash, cash equivalents and restricted cash	(135)	—	31	—	(104)
Cash, cash equivalents and restricted cash at beginning of period (includes $120 of restricted cash)	268	—	174	—	442
Cash, cash equivalents and restricted cash at end of period (includes $122 of restricted cash)	$133	$—	$205	$—	$338

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(234)	$(130)	$1,407	$—	$1,043
Investing Activities:
Investments in and advances to investee companies	—	—	(71)	—	(71)
Capital expenditures	—	(7)	(55)	—	(62)
Acquisitions, net of cash acquired	—	—	(29)	—	(29)
Other investing activities	2	—	—	—	2
Net cash flow provided by (used for) investing activities from continuing operations	2	(7)	(155)	—	(160)
Net cash flow used for investing activities from discontinued operations	(23)	—	—	—	(23)
Net cash flow used for investing activities	(21)	(7)	(155)	—	(183)
Financing Activities:
Repayments of short-term debt borrowings, net	(309)	—	—	—	(309)
Payment of finance lease obligations	—	—	(8)	—	(8)
Payment of contingent consideration	—	—	(5)	—	(5)
Dividends	(140)	—	—	—	(140)
Purchase of Company common stock	(394)	—	—	—	(394)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(58)	—	—	—	(58)
Proceeds from exercise of stock options	22	—	—	—	22
Other financing activities	(1)	—	—	—	(1)
Increase (decrease) in intercompany payables	1,068	137	(1,205)	—	—
Net cash flow provided by (used for) financing activities	188	137	(1,218)	—	(893)
Net (decrease) increase in cash and cash equivalents	(67)	—	34	—	(33)
Cash and cash equivalents at beginning of period	173	—	112	—	285
Cash and cash equivalents at end of period	$106	$—	$146	$—	$252

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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

Operational Highlights - Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

Consolidated results of operations			Increase/(Decrease)
Three Months Ended June 30,	2019	2018	$	%
GAAP:
Revenues	$3,809	$3,466	$343	10%
Operating income	$695	$659	$36	5%
Net earnings	$440	$400	$40	10%
Diluted EPS	$1.17	$1.05	$.12	11%
Net cash flow (used for) provided by operating activities	$(124)	$326	$(450)	n/m

Non-GAAP: (a)
Adjusted operating income	$702	$694	$8	1%
Adjusted net earnings	$435	$427	$8	2%
Adjusted diluted EPS	$1.16	$1.12	$.04	4%
Free cash flow	$(157)	$296	$(453)	n/m
n/m - not meaningful
(a) See pages 40-42 and 57-58 for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended June 30, 2019, revenues increased 10% to a second quarter record of $3.81 billion, with growth in each of the Company’s main revenue streams. Content licensing and distribution revenues grew 12%, mainly from an increase in domestic licensing revenues. Affiliate and subscription fee revenues increased 13%, reflecting growth from the Company’s direct-to-consumer digital streaming services, an increase in fees from television stations affiliated with the CBS Television Network (“station affiliation fees”) and higher retransmission revenues, driven by virtual MVPDs. Advertising revenues were 7% higher, driven by the broadcast of the national

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

semifinals and championship game of the NCAA Division I Men’s Basketball Tournament (“NCAA Tournament”) on the CBS Television Network.

Operating income for the three months ended June 30, 2019 increased 5% from the same prior-year period and adjusted operating income increased 1%, reflecting the revenue growth, which was partially offset by an increased investment in content, including a higher number of series produced for distribution on multiple platforms, and higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services.

Net earnings for the three months ended June 30, 2019 increased 10% and diluted earnings per share (“EPS”) increased 11% from the same prior-year period. Adjusted net earnings increased 2% and adjusted diluted EPS increased 4%, mainly as a result of the higher operating income. Diluted EPS also benefited from lower weighted average shares outstanding in 2019. Adjusted operating income, adjusted net earnings and adjusted diluted EPS are non-GAAP financial measures. See pages 40 - 42 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

Operational Highlights - Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

Consolidated results of operations			Increase/(Decrease)
Six Months Ended June 30,	2019	2018	$	%
GAAP:
Revenues	$7,976	$7,227	$749	10%
Operating income	$1,923	$1,431	$492	34%
Net earnings	$2,023	$911	$1,112	122%
Diluted EPS	$5.38	$2.38	$3.00	126%
Net cash flow provided by operating activities	$314	$1,043	$(729)	(70)%

Non-GAAP: (a)
Adjusted operating income	$1,495	$1,475	$20	1%
Adjusted net earnings	$950	$945	$5	1%
Adjusted diluted EPS	$2.53	$2.47	$.06	2%
Free cash flow	$254	$983	$(729)	(74)%
(a) See pages 40-42 and 57-58 for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the six months ended June 30, 2019, revenues grew 10%, driven by the broadcasts of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament on the CBS Television Network; growth from the Company’s direct-to-consumer digital streaming services; increases in station affiliation fees and retransmission revenues, driven by virtual MVPDs; and higher domestic licensing sales.

Operating income for the six months ended June 30, 2019 increased 34% from the same prior-year period. This comparison was impacted by several discrete items in 2019, including a gain of $549 million on the sale of the CBS Television City property and sound stage operation (“CBS Television City”) and costs of $121 million for restructuring and other corporate matters. Adjusted operating income increased 1%, reflecting the revenue growth, which was partially offset by an increased investment in content and higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net earnings for the six months ended June 30, 2019 were $2.02 billion, or $5.38 per diluted share, compared with $911 million, or $2.38 per diluted share, for the same prior-year period. The net earnings and diluted EPS comparisons were impacted by the aforementioned discrete items as well as a deferred tax benefit in 2019 of $768 million, or $2.04 per diluted share, resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations. Adjusted net earnings increased 1% and adjusted diluted EPS increased 2%, reflecting the higher adjusted operating income. Diluted EPS also benefited from lower weighted average shares outstanding. Adjusted operating income, adjusted net earnings and adjusted diluted EPS are non-GAAP financial measures. See pages 40 - 42 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company’s operating cash flow was $314 million for the six months ended June 30, 2019 compared with $1.04 billion for the six months ended June 30, 2018. Free cash flow for the six months ended June 30, 2019 was $254 million compared with $983 million for the same prior-year period. These decreases primarily reflected an increased investment in content and higher payments for income taxes, partially offset by the benefit from the broadcast of Super Bowl LIII on the CBS Television Network in 2019. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages 57 - 58 for a reconciliation of net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Transactions
During the first quarter of 2019, the Company completed the sale of CBS Television City, which resulted in a gain of $549 million ($386 million, net of tax). In addition, in March 2019, the Company acquired the remaining 50% interest in Pop, a general entertainment cable network, for $50 million, bringing the Company’s ownership to 100%.

Dividends
During the second quarter of 2019, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $68 million, which were paid on July 1, 2019.

Adoption of New Leases Standard
During the first quarter of 2019, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance on the accounting for leases. As a result of the adoption of this guidance, the Company’s Consolidated Balance Sheet at June 30, 2019 included right-of-use assets of $922 million and lease liabilities of $1.0 billion, representing the present value of future lease payments for all operating leases with terms in excess of one year. The Company applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
The Company’s results for the three and six months ended June 30, 2019 and 2018 included discrete items that affected comparability. Adjusted operating income, adjusted net earnings and adjusted diluted EPS exclude the impact of these discrete items and are measures of performance not calculated in accordance with GAAP. The Company uses these measures to, among other things, evaluate the Company’s operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of the Company’s operational strength and business performance. In addition, the Company uses adjusted operating income to, among other things, value prospective acquisitions and as one of several components of incentive compensation targets for certain management personnel. The Company believes these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by the Company’s management; provide a clearer perspective on the underlying performance of the Company; and make it easier for investors, analysts and peers to compare the Company’s operating performance to other companies in its industry and to compare the Company’s year-over-year results.

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

The following tables reconcile adjusted results to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended June 30, 2019
	Reported	Corporate Matters (a)	Gain on Sale of Asset (b)	Adjusted
Operating income	$695	$7	$—	$702
Interest expense	(115)	—	—	(115)
Interest income	12	—	—	12
Other items, net	(21)	—	—	(21)
Earnings before income taxes and equity in loss of investee companies	571	7	—	578
Provision for income taxes	(119)	(2)	—	(121)
Equity in loss of investee companies, net of tax	(12)	—	(10)	(22)
Net earnings	$440	$5	$(10)	$435
Diluted EPS	$1.17	$.01	$(.03)	$1.16
(a) Reflects professional fees associated with legal proceedings involving the Company and other corporate matters.
(b) Reflects a gain on the sale of an international joint venture.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2018
	Reported	Restructuring and Other Corporate Matters (a)	Adjusted
Operating income	$659	$35	$694
Interest expense	(116)	—	(116)
Interest income	14	—	14
Other items, net	(24)	—	(24)
Earnings before income taxes and equity in loss of investee companies	533	35	568
Provision for income taxes	(113)	(8)	(121)
Equity in loss of investee companies, net of tax	(20)	—	(20)
Net earnings	$400	$27	$427
Diluted EPS	$1.05	$.07	$1.12
(a) Reflects restructuring charges of $25 million ($19 million, net of tax) as well as expenses of $10 million ($8 million, net of tax) primarily for professional fees associated with legal proceedings involving the Company and other corporate matters.

	Six Months Ended June 30, 2019
	Reported	Restructuring and Other Corporate Matters (a)	Gain on Sale of Assets (b)	Tax Item (c)	Adjusted
Operating income	$1,923	$121	$(549)	$—	$1,495
Interest expense	(232)	—	—	—	(232)
Interest income	26	—	—	—	26
Other items, net	(42)	—	—	—	(42)
Earnings before income taxes and equity in loss of investee companies	1,675	121	(549)	—	1,247
Benefit (provision) for income taxes	377	(30)	163	(768)	(258)
Equity in loss of investee companies, net of tax	(29)	—	(10)	—	(39)
Net earnings	$2,023	$91	$(396)	$(768)	$950
Diluted EPS	$5.38	$.24	$(1.05)	$(2.04)	$2.53
(a) Primarily reflects restructuring charges of $108 million ($81 million, net of tax) and expenses of $13 million ($10 million, net of tax) associated with legal proceedings involving the Company and other corporate matters.
(b) Reflects a gain of $549 million ($386 million, net of tax) on the sale of CBS Television City and a gain on the sale of an international joint venture.
(c) Reflects a deferred tax benefit resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2018
	Reported	Restructuring and Other Corporate Matters (a)	Adjusted
Operating income	$1,431	$44	$1,475
Interest expense	(234)	—	(234)
Interest income	31	—	31
Other items, net	(35)	—	(35)
Earnings before income taxes and equity in loss of investee companies	1,193	44	1,237
Provision for income taxes	(248)	(10)	(258)
Equity in loss of investee companies, net of tax	(34)	—	(34)
Net earnings	$911	$34	$945
Diluted EPS	$2.38	$.09	$2.47
(a) Reflects restructuring charges of $25 million ($19 million, net of tax), as well as expenses of $19 million ($15 million, net of tax) primarily for professional fees associated with legal proceedings involving the Company and other corporate matters.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2019 versus Three and Six Months Ended June 30, 2018
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2019		2018		$	%
Advertising	$1,424	38%	$1,327	38%	$97	7%
Content licensing and distribution	1,224	32	1,096	32	128	12
Affiliate and subscription fees	1,113	29	989	28	124	13
Other	48	1	54	2	(6)	(11)
Total Revenues	$3,809	100%	$3,466	100%	$343	10%

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2019		2018		$	%
Advertising	$3,468	44%	$3,060	42%	$408	13%
Content licensing and distribution	2,187	27	2,091	29	96	5
Affiliate and subscription fees	2,224	28	1,968	27	256	13
Other	97	1	108	2	(11)	(10)
Total Revenues	$7,976	100%	$7,227	100%	$749	10%
Advertising
For the three months ended June 30, 2019, advertising revenues increased 7%, driven by CBS’ broadcast of the national semifinals and championship game of the NCAA Tournament, which are broadcast on the CBS Television Network every other year through 2032 under the current agreement with the NCAA and Turner Broadcasting System, Inc. (“Turner”). For the six months ended June 30, 2019, advertising revenues increased 13%, reflecting the broadcast of the above-mentioned NCAA Tournament games as well as CBS’ broadcast of Super Bowl LIII. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the National Football League (“NFL”). The increase for the six-month period was partially offset by lower revenues as a result of the timing of the broadcast of several other sporting

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

events. Underlying CBS Network advertising revenues increased 3% and 2% for the three and six months ended June 30, 2019, respectively, from the same prior-year periods, reflecting higher pricing, which was partially offset by lower ratings for primetime programming.

The Company recently completed the CBS Television Network’s upfront advertising sales (“Upfront”) for the 2019/2020 television broadcast season, which runs from the middle of September 2019 through the middle of September 2020. A significant portion of advertising spots for the CBS Television Network’s non-sports programming is sold during May through July in the Upfront each year. This year’s Upfront concluded with increases in pricing compared with the prior broadcast season, which are expected to benefit the Company’s advertising revenues during the 2019/2020 broadcast season. However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming. In addition, in the second half of 2019, the advertising revenue comparison with the prior year will be negatively affected by the benefit in 2018 from record political advertising sales.

Content Licensing and Distribution
For the three and six months ended June 30, 2019, content licensing and distribution revenues increased 12% and 5%, respectively, reflecting growth from the domestic licensing of library programming and higher sales of series produced for third-party distributors. These increases were partially offset by the timing of international licensing sales.

For the remainder of 2019, the content licensing and distribution revenues comparison will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements.

Affiliate and Subscription Fees
Affiliate and subscription fees increased 13% for each of the three and six months ended June 30, 2019. For the three-month period, the increase reflected 43% growth from the Company’s direct-to-consumer digital streaming services, CBS All Access and Showtime, and an aggregate increase of 17% in retransmission revenues, station affiliation fees and revenues from virtual MVPDs. For the six-month period, the increase reflected 41% growth from the Company’s direct-to-consumer digital streaming services and an aggregate increase of 18% in retransmission revenues, station affiliation fees and revenues from virtual MVPDs.

Over the next few years, the Company expects to benefit from the renewal of several of its agreements with station affiliates, MVPDs and virtual MVPDs. Historically, renewals of these agreements have resulted in increases in the rates received by the Company. In addition, the Company’s agreements with station affiliates, MVPDs and virtual MVPDs include annual contractual increases. Together, these factors are expected to result in continued growth in affiliate and subscription fees over the next several years.

International Revenues
The Company generated approximately 15% and 18% of its total revenues from international regions for the three months ended June 30, 2019 and 2018, respectively, and generated 15% and 19% of its total revenues from international regions for the six months ended June 30, 2019 and 2018, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

	Three Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2019		2018		$	%
Programming	$665	27%	$579	27%	$86	15%
Production	1,000	40	902	41	98	11
Participation, distribution and royalty	433	17	331	15	102	31
Other	411	16	372	17	39	10
Total Operating Expenses	$2,509	100%	$2,184	100%	$325	15%

	Six Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2019		2018		$	%
Programming	$1,879	36%	$1,547	34%	$332	21%
Production	1,821	35	1,661	36	160	10
Participation, distribution and royalty	763	14	653	14	110	17
Other	794	15	723	16	71	10
Total Operating Expenses	$5,257	100%	$4,584	100%	$673	15%
Programming
For the three and six months ended June 30, 2019, the increases in programming expenses of 15% and 21%, respectively, were primarily driven by increased sports programming costs as a result of the broadcast of the national semifinals and championship game of the NCAA Tournament, as well as other sporting events and, for the six-month period, the broadcast of Super Bowl LIII. The national semifinals and championship game of the NCAA Tournament are broadcast on the CBS Television Network every other year through 2032 under the current agreement with the NCAA and Turner. The Super Bowl is broadcast on CBS on a rotating basis with other networks through the 2022 season under the current contract with the NFL.

Production
For the three and six months ended June 30, 2019, the increases in production expenses of 11% and 10%, respectively, reflected an increased investment in content, including a higher number of series produced for distribution on multiple platforms, and higher costs associated with the increase in television licensing revenues. The increase for the six-month period also reflects production costs associated with the broadcast of Super Bowl LIII.

Participation, Distribution and Royalty
For the three and six months ended June 30, 2019, participation, distribution and royalty costs increased 31% and 17%, respectively, mainly as a result of higher costs associated with the increase in television licensing revenues and the mix of titles sold under television licensing arrangements.

Other
Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing. For each of the three and six months ended June 30, 2019, the increases in other operating

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

expenses of 10% primarily reflected higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$545	14%	$532	15%	2%

	Six Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$1,118	14%	$1,056	15%	6%

Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For the three and six months ended June 30, 2019, the increases in SG&A expenses of 2% and 6%, respectively, were primarily driven by higher advertising and marketing costs, reflecting an increase in the number of series premieres and costs associated with the Company’s direct-to-consumer digital streaming services.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Depreciation and amortization	$53	$56	(5)%	$106	$112	(5)%

Restructuring and Other Corporate Matters
During the first quarter of 2019, the Company initiated a restructuring plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate. The Company also implemented additional restructuring plans during the first quarter of 2019 across several of its businesses in connection with a continued effort to reduce its cost structure. As a result, the Company recorded restructuring charges of $108 million in the first quarter of 2019, reflecting $98 million of severance costs and $10 million of costs associated with exiting contractual obligations and other related costs.

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

As of June 30, 2019, the cumulative settlements for the 2019, 2018 and 2017 restructuring charges were $112 million, of which $100 million was for severance costs and $12 million was for costs associated with contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2020.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2019	2019	Balance at
	December 31, 2018	Charges	Settlements	June 30, 2019
Entertainment	$31	$48	$(23)	$56
Cable Networks	—	5	—	5
Publishing	2	5	(1)	6
Local Media	23	28	(11)	40
Corporate	12	22	(15)	19
Total	$68	$108	$(50)	$126

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	December 31, 2018
Entertainment	$39	$27	$(35)	$31
Publishing	3	1	(2)	2
Local Media	11	18	(6)	23
Corporate	2	21	(11)	12
Total	$55	$67	$(54)	$68

The Company recorded expenses of $7 million and $10 million during the three months ended June 30, 2019 and 2018, respectively, and $13 million and $19 million during the six months ended June 30, 2019 and 2018, respectively, primarily for costs associated with legal proceedings involving the Company (see “Legal Matters”) and other corporate matters.

Gain on Sale of Assets
During the first quarter of 2019, the Company completed the sale of CBS Television City for $750 million. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Company’s Consolidated Balance Sheet at June 30, 2019 is a liability of $122 million, reflecting the present value of the estimated amount payable under the guarantee obligation. This transaction resulted in a gain of $549 million ($386 million, net of a tax provision of $163 million) for the six months ended June 30, 2019, which includes a reduction for the guarantee obligation. The Company also recognized a tax benefit of $140 million in the fourth quarter of 2018 for the reversal of a valuation allowance relating to capital loss carryforwards that were utilized in connection with this sale.

Interest Expense/Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Interest expense	$(115)	$(116)	(1)%	$(232)	$(234)	(1)%
Interest income	$12	$14	(14)%	$26	$31	(16)%
The following table presents the Company’s outstanding debt balances, excluding finance leases, and the weighted average interest rate as of June 30, 2019 and 2018:

	At June 30,
		Weighted Average		Weighted Average
	2019	Interest Rate	2018	Interest Rate
Senior debt	$9,332	4.38%	$9,430	4.26%
Commercial paper	$—	—%	$370	2.42%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pension and postretirement benefit costs	$(23)	$(16)	$(46)	$(31)
Foreign exchange gains (losses)	2	(5)	4	(1)
Loss from investments	—	(3)	—	(3)
Other items, net	$(21)	$(24)	$(42)	$(35)

(Provision) Benefit for Income Taxes
The (provision) benefit for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Provision for income taxes before discrete items	$(128)	$(111)	15%	$(240)	$(245)	(2)%
Tax benefit from transfer of assets (a)	—	—		768	—
Provision for gain on sale of assets (b)	—	—		(163)	—
Other discrete items	9	(2)		12	(3)
(Provision) benefit for income taxes	$(119)	(113)	5%	$377	$(248)	n/m
Effective income tax rate	20.8%	21.2%		(22.5)%	20.8%
n/m - not meaningful
(a) Reflects a deferred tax benefit resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations. The related deferred tax asset is primarily expected to be realized over the next 25 years.
(b) Reflects the tax provision from the gain on the sale of CBS Television City.

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(12)	$(20)	(40)%	$(29)	$(34)	(15)%

During the three and six months ended June 30, 2019, the Company recorded a gain of $10 million on the sale of an international joint venture.

Net Earnings and Diluted EPS

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Net earnings	$440	$400	10%	$2,023	$911	122%
Diluted EPS	$1.17	$1.05	11%	$5.38	$2.38	126%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended June 30, 2019, net earnings and diluted EPS increased 10% and 11%, respectively, mainly as a result of the increase in operating income. Diluted EPS also benefited from lower weighted average shares outstanding. For the six months ended June 30, 2019, the increases in net earnings and diluted EPS were driven by the gain of $549 million ($386 million, net of tax, or $1.03 per diluted share) from the sale of CBS Television City and the aforementioned tax benefit of $768 million, or $2.04 per diluted share, resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations.
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
Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2019		2018		$	%
Revenues:
Entertainment	$2,741	72%	$2,402	69%	$339	14%
Cable Networks	562	15	553	16	9	2
Publishing	218	6	207	6	11	5
Local Media	423	11	420	12	3	1
Corporate/Eliminations	(135)	(4)	(116)	(3)	(19)	(16)
Total Revenues	$3,809	100%	$3,466	100%	$343	10%

	Three Months Ended June 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2019		2018		$	%
Segment Operating Income (Loss):
Entertainment	$426	61%	$367	53%	$59	16%
Cable Networks	185	26	245	35	(60)	(24)
Publishing	33	5	31	5	2	6
Local Media	130	18	128	18	2	2
Corporate	(72)	(10)	(77)	(11)	5	6
Total Segment Operating Income	702	100%	694	100%	8	1
Restructuring and other corporate matters	(7)		(35)		28	n/m
Total Operating Income	$695		$659		$36	5%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,
			Increase/(Decrease)
	2019	2018	$	%
Depreciation and Amortization:
Entertainment	$29	$32	$(3)	(9)%
Cable Networks	6	4	2	50
Publishing	2	2	—	—
Local Media	9	11	(2)	(18)
Corporate	7	7	—	—
Total Depreciation and Amortization	$53	$56	$(3)	(5)%

Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2019		2018		$	%
Revenues:
Entertainment	$5,917	74%	$5,155	71%	$762	15%
Cable Networks	1,114	14	1,124	16	(10)	(1)
Publishing	382	5	367	5	15	4
Local Media	880	11	835	12	45	5
Corporate/Eliminations	(317)	(4)	(254)	(4)	(63)	(25)
Total Revenues	$7,976	100%	$7,227	100%	$749	10%

	Six Months Ended June 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2019		2018		$	%
Segment Operating Income (Loss):
Entertainment	$956	64%	$853	58%	$103	12%
Cable Networks	360	24	481	32	(121)	(25)
Publishing	50	3	47	3	3	6
Local Media	268	18	246	17	22	9
Corporate	(139)	(9)	(152)	(10)	13	9
Total Segment Operating Income	1,495	100%	1,475	100%	20	1
Restructuring and other corporate matters	(121)		(44)		(77)	n/m
Gain on sale of assets	549		—		549	n/m
Total Operating Income	$1,923		$1,431		$492	34%
n/m - not meaningful

	Six Months Ended June 30,
			Increase/(Decrease)
	2019	2018	$	%
Depreciation and Amortization:
Entertainment	$59	$63	$(4)	(6)%
Cable Networks	10	9	1	11
Publishing	3	3	—	—
Local Media	20	22	(2)	(9)
Corporate	14	15	(1)	(7)
Total Depreciation and Amortization	$106	$112	$(6)	(5)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, Network 10, CBS Interactive, CBS Sports Network and CBS Films)
Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
			Increase/(Decrease)
Entertainment	2019	2018	$	%
Revenues	$2,741	$2,402	$339	14%
Segment Operating Income	$426	$367	$59	16%
Segment Operating Income as a % of revenues	16%	15%
Restructuring charges	$—	$6	$(6)	n/m
Depreciation and amortization	$29	$32	$(3)	(9)%
Capital expenditures	$23	$20	$3	15%
n/m - not meaningful
For the three months ended June 30, 2019, the 14% increase in revenues reflects growth in each main revenue stream. Content licensing and distribution revenues increased 18%, driven by growth from the domestic licensing of library programming and higher sales of series produced for third-party services. Affiliate and subscription fee revenues grew 22%, reflecting increases in station affiliation fees and revenues from virtual MVPDs as well as subscriber growth at CBS All Access. Advertising revenues were 9% higher, driven by the broadcast of the national semifinals and championship game of the NCAA Tournament. These games are broadcast by the CBS Television Network every other year through 2032 under the current rights agreement with the NCAA and Turner. Underlying CBS Network advertising for the three months ended June 30, 2019 increased 3% from the same prior-year period, benefiting from higher pricing, which was partially offset by lower ratings for primetime programming.

For the three months ended June 30, 2019, operating income increased 16%, driven by the higher revenues, which were partially offset by an increased investment in content and higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services.
Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
			Increase/(Decrease)
Entertainment	2019	2018	$	%
Revenues	$5,917	$5,155	$762	15%
Segment Operating Income	$956	$853	$103	12%
Segment Operating Income as a % of revenues	16%	17%
Restructuring charges	$48	$6	$42	n/m
Depreciation and amortization	$59	$63	$(4)	(6)%
Capital expenditures	$43	$38	$5	13%
n/m - not meaningful
For the six months ended June 30, 2019, the 15% increase in revenues was led by 15% growth in advertising revenues, driven by CBS’ broadcast of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament. Underlying CBS Network advertising revenues increased 2% for the six months ended June 30, 2019 from the same prior-year period. Affiliate and subscription fee revenues grew 24%, primarily as a result of higher station affiliation fees and revenues from virtual MVPDs, as well as subscriber growth at CBS All Access. Content licensing and distribution revenues increased 11%, driven by growth from domestic licensing, as

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

well as additional series produced for third parties. These increases were partially offset by lower international licensing as a result of the timing of sales.

For the six months ended June 30, 2019, operating income increased 12% as a result of the revenue growth, partially offset by programming costs associated with the broadcast of Super Bowl LIII, an increased investment in content and higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services. Restructuring charges for the six months ended June 30, 2019 primarily reflected severance costs associated with a voluntary restructuring plan.
Cable Networks (Showtime Networks, Pop and Smithsonian Networks)
Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
			Increase/(Decrease)
Cable Networks	2019	2018	$	%
Revenues	$562	$553	$9	2%
Segment Operating Income	$185	$245	$(60)	(24)%
Segment Operating Income as a % of revenues	33%	44%
Depreciation and amortization	$6	$4	$2	50%
Capital expenditures	$1	$3	$(2)	(67)%
For the three months ended June 30, 2019, revenues increased 2%, primarily reflecting growth from the Showtime digital streaming subscription offering as well as the inclusion of the results of Pop. The Company acquired the remaining 50% interest in Pop in March 2019, bringing the Company’s ownership to 100%. These increases were partially offset by lower licensing revenues as a result of the timing of international licensing sales. As of June 30, 2019, subscriptions totaled approximately 27 million for Showtime, including its direct-to-consumer digital streaming subscription offering, and 32 million for Smithsonian Networks.

For the three months ended June 30, 2019, operating income decreased 24% mainly as a result of the lower licensing revenues and an increased investment in programming, including costs associated with the second quarter 2019 premieres of the new series City On A Hill and the limited series The Loudest Voice.
Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
			Increase/(Decrease)
Cable Networks	2019	2018	$	%
Revenues	$1,114	$1,124	$(10)	(1)%
Segment Operating Income	$360	$481	$(121)	(25)%
Segment Operating Income as a % of revenues	32%	43%
Restructuring charges	$5	$—	$5	n/m
Depreciation and amortization	$10	$9	$1	11%
Capital expenditures	$4	$6	$(2)	(33)%
n/m - not meaningful
For the six months ended June 30, 2019, the 1% decrease in revenues primarily reflects lower licensing sales as a result of the timing of international licensing sales and the benefit to 2018 from the renewal of a significant

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

domestic licensing sale of Dexter. These decreases were partially offset by growth from the Showtime digital streaming subscription offering and the inclusion of the results of Pop.
For the six months ended June 30, 2019, the 25% decrease in operating income was driven by an increased investment in programming, including costs for new series in 2019 which included City On A Hill, Black Monday, Desus & Mero, and the limited series The Loudest Voice, and higher advertising and marketing costs to promote new series and to drive subscriber growth to the Showtime direct-to-consumer offering. Restructuring charges for the six months ended June 30, 2019 primarily reflected severance costs associated with a voluntary restructuring plan.
In March 2019, the Company acquired the remaining 50% interest in Pop, a general entertainment cable network, bringing the Company’s ownership to 100%. The results of Pop are included in the Cable Networks segment from the date of acquisition.
Publishing (Simon & Schuster)
Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
			Increase/(Decrease)
Publishing	2019	2018	$	%
Revenues	$218	$207	$11	5%
Segment Operating Income	$33	$31	$2	6%
Segment Operating Income as a % of revenues	15%	15%
Restructuring charges	$—	$1	$(1)	n/m
Depreciation and amortization	$2	$2	$—	—%
Capital expenditures	$2	$1	$1	100%
n/m - not meaningful
For the three months ended June 30, 2019, the 5% increase in revenues mainly reflects higher print book sales and 14% growth in digital audio sales. Bestselling titles in the second quarter of 2019 included Howard Stern Comes Again by Howard Stern and The Pioneers by David McCullough.

For the three months ended June 30, 2019, the 6% increase in operating income primarily reflects the higher revenues.
Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
			Increase/(Decrease)
Publishing	2019	2018	$	%
Revenues	$382	$367	$15	4%
Segment Operating Income	$50	$47	$3	6%
Segment Operating Income as a % of revenues	13%	13%
Restructuring charges	$5	$1	$4	n/m
Depreciation and amortization	$3	$3	$—	—%
Capital expenditures	$2	$2	$—	—%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the six months ended June 30, 2019, the 4% increase in revenues primarily reflected higher print book and digital audio sales.

For the six months ended June 30, 2019, the 6% increase in operating income mainly reflects the higher revenues. Restructuring charges for the six months ended June 30, 2019 primarily reflected severance costs associated with a voluntary restructuring plan.
Local Media (CBS Television Stations and CBS Local Digital Media)
Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
			Increase/(Decrease)
Local Media	2019	2018	$	%
Revenues	$423	$420	$3	1%
Segment Operating Income	$130	$128	$2	2%
Segment Operating Income as a % of revenues	31%	30%
Restructuring charges	$—	$11	$(11)	n/m
Depreciation and amortization	$9	$11	$(2)	(18)%
Capital expenditures	$5	$5	$—	—%
n/m - not meaningful
For the three months ended June 30, 2019, the 1% increase in revenues was driven by revenues from CBS’ broadcast of the national semifinals and championship game of the NCAA Tournament in the second quarter of 2019 and growth in retransmission revenues. These increases were partially offset by lower political advertising sales.

For the three months ended June 30, 2019, the 2% increase in operating income reflects the higher revenues.
Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
			Increase/(Decrease)
Local Media	2019	2018	$	%
Revenues	$880	$835	$45	5%
Segment Operating Income	$268	$246	$22	9%
Segment Operating Income as a % of revenues	30%	29%
Restructuring charges	$28	$11	$17	n/m
Depreciation and amortization	$20	$22	$(2)	(9)%
Capital expenditures	$7	$9	$(2)	(22)%
n/m - not meaningful
For the six months ended June 30, 2019, the 5% increase in revenues reflected growth in retransmission revenues and CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament. These increases were partially offset by lower political advertising sales.
For the six months ended June 30, 2019, the 9% increase in operating income primarily reflects the higher revenues. Restructuring charges for the six months ended June 30, 2019 primarily reflected severance costs associated with a voluntary restructuring plan.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate
Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
			Increase/(Decrease)
Corporate	2019	2018	$	%
Segment Operating Loss	$(72)	$(77)	$5	6%
Restructuring charges	$—	$7	$(7)	n/m
Depreciation and amortization	$7	$7	$—	—%
Capital expenditures	$2	$3	$(1)	(33)%
n/m - not meaningful
Corporate expenses include general corporate overhead, unallocated shared company expenses and intercompany eliminations. For the three months ended June 30, 2019, corporate expenses decreased 6%, primarily reflecting lower compensation costs resulting from changes in senior management during 2018.
Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
			Increase/(Decrease)
Corporate	2019	2018	$	%
Segment Operating Loss	$(139)	$(152)	$13	9%
Restructuring charges	$22	$7	$15	n/m
Depreciation and amortization	$14	$15	$(1)	(7)%
Capital expenditures	$4	$7	$(3)	(43)%
n/m - not meaningful
For the six months ended June 30, 2019, corporate expenses decreased 9% primarily reflecting lower compensation costs resulting from changes in senior management during 2018. Restructuring charges for the six months ended June 30, 2019 primarily reflected severance costs.
Financial Position

	At	At	Increase/(Decrease)
	June 30, 2019	December 31, 2018	$	%
Current Assets:
Cash and cash equivalents	$216	$322	$(106)	(33)%
Receivables, net (a)	3,795	4,041	(246)	(6)
Programming and other inventory	1,945	1,988	(43)	(2)
Prepaid income taxes	—	27	(27)	(100)
All other current assets	380	374	6	2
Total current assets	$6,336	$6,752	$(416)	(6)%
(a) The decrease primarily reflects cash collections in excess of billings mainly due to seasonality.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	June 30, 2019	December 31, 2018	$	%
Programming and other inventory (a)	$4,269	$3,883	$386	10%
Goodwill (b)	$5,062	$4,920	$142	3%
Operating lease assets (c)	$922	$—	$922	n/m
Deferred income tax assets, net (d)	$785	$29	$756	n/m
Other assets (e)	$2,624	$2,395	$229	10%
Assets held for sale (f)	$—	$33	$(33)	(100)%
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
(e) The increase primarily reflects higher receivables from television licensing arrangements.
(f) The balance at December 31, 2018 reflected the assets of CBS Television City, which were sold during the first quarter of 2019.

	At	At	Increase/(Decrease)
	June 30, 2019	December 31, 2018	$	%
Current Liabilities:
Accounts payable	$214	$201	$13	6%
Accrued compensation (a)	217	346	(129)	(37)
Participants’ share and royalties payable	1,188	1,177	11	1
Accrued programming and production costs (b)	590	704	(114)	(16)
Income taxes payable (c)	113	—	113	n/m
Commercial paper	—	674	(674)	(100)
Accrued expenses and other current liabilities (d)	1,521	1,471	50	3
Total current liabilities	$3,843	$4,573	$(730)	(16)%
n/m - not meaningful
(a) The decrease primarily reflects the timing of payments.
(b) The decrease is due to the timing of the production of television programming.
(c) The increase primarily reflects the timing of income tax payments.
(d) The increase primarily reflects the recognition of operating lease liabilities of $146 million resulting from the adoption of new FASB guidance on the accounting for leases on January 1, 2019. This increase was partially offset by the timing of payments.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	June 30, 2019	December 31, 2018	$	%
Deferred income tax liabilities, net (a)	$535	$399	$136	34%
Noncurrent operating lease liabilities (b)	$858	$—	$858	n/m
Other liabilities (c)	$3,121	$3,230	$(109)	(3)%
n/m - not meaningful
(a) The increase primarily reflects the utilization of capital loss carryforwards in connection with the sale of CBS Television City.
(b) Reflects the adoption of new FASB guidance on the accounting for leases on January 1, 2019.
(c) Primarily reflects a decrease to long-term tax liabilities, including the reserve for uncertain tax positions, for amounts paid as a result of guidance issued by the United States government in January 2019 relating to federal tax legislation enacted in December 2017. This decrease was partially offset by a guarantee liability recorded in connection with the sale of CBS Television City.
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)
Net cash flow provided by (used for) operating activities from:
Continuing operations	$314	$1,045	$(731)
Discontinued operations	—	(2)	2
Net cash flow provided by operating activities	314	1,043	(729)
Net cash flow provided by (used for) investing activities from:
Continuing operations	582	(160)	742
Discontinued operations	—	(23)	23
Net cash flow provided by (used for) investing activities	582	(183)	765
Net cash flow used for financing activities	(1,000)	(893)	(107)
Net decrease in cash, cash equivalents and restricted cash	$(104)	$(33)	$(71)
Operating Activities. For the six months ended June 30, 2019, the decrease in cash provided by operating activities was primarily driven by an increased investment in content, including a higher number of series produced for distribution on multiple platforms, and higher cash payments for income taxes, partially offset by the benefit from the broadcast of Super Bowl LIII on the CBS Television Network in 2019. Cash paid for income taxes increased to $317 million for the six months ended June 30, 2019 from $31 million for the same prior-year period. The increase was primarily due to a payment in 2019 as a result of guidance issued by the United States government in January 2019 relating to the transition tax on cumulative foreign earnings and profits that resulted from the enactment of federal tax legislation in December 2017. In addition, cash taxes for 2018 benefited from the application of a federal income tax overpayment carryforward from 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Six Months Ended June 30,
	2019	2018
Investments in and advances to investee companies (a)	$(72)	$(71)
Capital expenditures	(60)	(62)
Acquisitions, net of cash acquired (b)	(39)	(29)
Proceeds from dispositions (c)	736	—
All other investing activities, net	17	2
Net cash flow provided by (used for) investing activities from continuing operations	582	(160)
Net cash flow used for investing activities from discontinued operations	—	(23)
Net cash flow provided by (used for) investing activities	$582	$(183)
(a) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(b) 2019 reflects the acquisition of the remaining 50% interest in Pop, a general entertainment cable network.
(c) Reflects the sale of CBS Television City.
Financing Activities

	Six Months Ended June 30,
	2019	2018
Repayments of short-term debt borrowings, net	$(674)	$(309)
Proceeds from issuance of senior notes	493	—
Repayment of senior notes	(600)	—
Dividends	(138)	(140)
Repurchase of CBS Corp. Class B Common Stock	(14)	(394)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(43)	(58)
Acquisition of noncontrolling interest (a)	(26)	—
All other financing activities, net	2	8
Net cash flow used for financing activities	$(1,000)	$(893)
(a) Reflects the acquisition of the remaining interest in the Smithsonian Channel.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company’s net cash flow (used for) provided by operating activities before operating cash flow from discontinued operations, and less capital expenditures. The Company’s calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company’s operations. The Company’s net cash flow (used for) provided by operating activities is the most directly comparable GAAP financial measure.

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

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow (used for) provided by operating activities as a measure of liquidity or net earnings as a measure of operating performance. Free cash flow, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, does not necessarily represent funds available for discretionary use and is not necessarily a measure of the Company’s ability to fund its cash needs. When comparing free cash flow to net cash flow (used for) provided by operating activities, the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions that are not reflected in free cash flow.

The following table presents a reconciliation of the Company’s net cash flow (used for) provided by operating activities to free cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net cash flow (used for) provided by operating activities	$(124)	$326	$314	$1,043
Capital expenditures	(33)	(32)	(60)	(62)
Less: Operating cash flow from discontinued operations	—	(2)	—	(2)
Free cash flow	$(157)	$296	$254	$983

Dividends
During the second quarter of 2019, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $68 million, which were paid on July 1, 2019.
Capital Structure
The following table sets forth the Company’s debt.

	At	At
	June 30, 2019	December 31, 2018
Commercial paper	$—	$674
Senior debt (2.30% – 7.875% due 2019 – 2045) (a)	9,332	9,435
Obligations under finance leases	38	43
Total debt	9,370	10,152
Less commercial paper	—	674
Less current portion of long-term debt	11	13
Total long-term debt, net of current portion	$9,359	$9,465
(a) At June 30, 2019 and December 31, 2018, the senior debt balances included (i) a net unamortized discount of $59 million and $58 million, respectively, (ii) unamortized deferred financing costs of $43 million at both June 30, 2019 and December 31, 2018, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $6 million and $5 million, respectively. The face value of the Company’s senior debt was $9.44 billion and $9.54 billion at June 30, 2019 and December 31, 2018, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In March 2019, the Company issued $500 million of 4.20% senior notes due 2029. The Company used the net proceeds from this issuance in the redemption of its $600 million outstanding 2.30% senior notes due August 2019.

Commercial Paper
At December 31, 2018, the Company had $674 million of outstanding commercial paper borrowings under its $2.5 billion commercial paper program at a weighted average interest rate of 3.02% and with maturities of less than 60 days. There were no outstanding commercial paper borrowings at June 30, 2019.

Credit Facility
At June 30, 2019, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At June 30, 2019, the Company’s Consolidated Leverage Ratio was approximately 3.0x.

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

The Credit Facility is used for general corporate purposes. At June 30, 2019, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at June 30, 2019; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Guarantees
On January 31, 2019, the Company completed the sale of CBS Television City. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Company’s Consolidated Balance Sheet at June 30, 2019 is a liability of $122 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2019, the outstanding letters of credit and surety bonds approximated $99 million and were not recorded on the Company’s Consolidated Balance Sheet.

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

Investigation-Related Matters. As announced on August 1, 2018, the Company’s Board of Directors (“Board”) retained two law firms to conduct a full investigation of the allegations in press reports about the Company’s former Chairman of the Board, President and Chief Executive Officer, Mr. Leslie Moonves, CBS News and cultural issues at all levels of the Company. On December 17, 2018, the Board announced the completion of the investigation, certain findings of the investigation and the Board’s determination, discussed below, with respect to the termination of Mr. Moonves’s employment. The Company has received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office and the United States Securities and Exchange Commission have also requested information about these matters, including with respect to the Company’s related public disclosures. The Company may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. The Company is cooperating with these inquiries.

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against the Company, certain current and former senior executives and members of the Board. The consolidated

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

action is stated to be on behalf of purchasers of the Company’s Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which are pending. The Company believes that the claims are without merit and is currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in the Company’s consolidated financial statements.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2019, the Company had pending approximately 32,120 asbestos claims, as compared with approximately 31,570 as of December 31, 2018 and 31,750 as of June 30, 2018. During the second quarter of 2019, the Company received approximately 1,000 new claims and closed or moved to an inactive docket approximately 720 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2018 and 2017 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $45 million and $57 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: changes in the public acceptance of the Company’s content; advertising market conditions generally; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; increased programming costs and investments; the impact of piracy on the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Company’s products; the impact of the consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the outcomes of investigation- related legal actions, which are inherently unpredictable, and any associated costs; the uncertainties arising from leadership changes at the Company; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive, technological and/or other regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports on Form 10-Q, and in the Company’s recent Current Reports on Form 8-K. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made only as of the date of this document and the Company does not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the second quarter of 2019, the Company did not purchase any shares under its publicly announced share repurchase program, which had remaining authorization of $2.46 billion at June 30, 2019.

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
101. INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH Inline XBRL Taxonomy Extension Schema.
101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase.
101. DEF Inline XBRL Taxonomy Extension Definition Linkbase.
101. LAB Inline XBRL Taxonomy Extension Label Linkbase.
101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase.

(104)		Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBS CORPORATION (Registrant)

Date: August 8, 2019	/s/ Christina Spade
Christina Spade Executive Vice President, Chief Financial Officer

Date: August 8, 2019	/s/ David F. Byrnes
David F. Byrnes Senior Vice President, Controller and Chief Accounting Officer