Form 10-Q
period 2019-09-30
CBS CORP
filed 2019-11-12
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at November 8, 2019:
Class A Common Stock, par value $.001 per share— 22,802,951
Class B Common Stock, par value $.001 per share— 351,924,645

CBS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$3,295	$3,263	$11,271	$10,490
Costs and expenses:
Operating	2,078	1,922	7,335	6,506
Selling, general and administrative	584	549	1,702	1,605
Depreciation and amortization	52	56	158	168
Restructuring charges (Note 3)	—	—	108	25
Merger-related costs and other corporate matters (Note 3)	80	46	93	65
Gain on sale of assets (Note 1)	—	—	(549)	—
Total costs and expenses	2,794	2,573	8,847	8,369
Operating income	501	690	2,424	2,121
Interest expense	(114)	(115)	(346)	(349)
Interest income	12	12	38	43
Other items, net	(24)	(17)	(66)	(52)
Earnings before income taxes and equity in loss of investee companies	375	570	2,050	1,763
(Provision) benefit for income taxes	(33)	(64)	344	(312)
Equity in loss of investee companies, net of tax	(23)	(18)	(52)	(52)
Net earnings	$319	$488	$2,342	$1,399

Basic net earnings per common share	$.85	$1.30	$6.26	$3.70

Diluted net earnings per common share	$.85	$1.29	$6.23	$3.66

Weighted average number of common shares outstanding:
Basic	374	375	374	378
Diluted	376	379	376	382
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings	$319	$488	$2,342	$1,399
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(10)	(3)	(8)	(17)
Amortization of net actuarial loss	14	15	41	45
Total other comprehensive income, net of tax	4	12	33	28
Total comprehensive income	$323	$500	$2,375	$1,427
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$196	$322
Receivables, less allowances of $46 (2019) and $41 (2018)	3,685	4,041
Programming and other inventory (Note 4)	1,964	1,988
Prepaid income taxes	—	27
Prepaid expenses	218	149
Other current assets	210	225
Total current assets	6,273	6,752
Property and equipment	2,942	2,926
Less accumulated depreciation and amortization	1,771	1,717
Net property and equipment	1,171	1,209
Programming and other inventory (Note 4)	4,861	3,883
Goodwill	5,064	4,920
Intangible assets	2,655	2,638
Operating lease assets (Note 12)	1,001	—
Deferred income tax assets, net	779	29
Other assets	2,672	2,395
Assets held for sale	—	33
Total Assets	$24,476	$21,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$308	$201
Accrued compensation	280	346
Participants’ share and royalties payable	1,201	1,177
Accrued programming and production costs	635	704
Income taxes payable	94	—
Commercial paper (Note 6)	50	674
Accrued expenses and other current liabilities	1,554	1,471
Total current liabilities	4,122	4,573
Long-term debt (Note 6)	9,359	9,465
Pension and postretirement benefit obligations	1,354	1,388
Deferred income tax liabilities, net	552	399
Noncurrent operating lease liabilities (Note 12)	948	—
Other liabilities	3,089	3,230

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 23 (2019) and 35 (2018) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 852 (2019) and 838 (2018) shares issued	1	1
Additional paid-in capital	43,510	43,637
Accumulated deficit	(14,683)	(17,201)
Accumulated other comprehensive loss (Note 8)	(918)	(775)
	27,910	25,662
Less treasury stock, at cost; 500 (2019 and 2018) Class B shares	22,858	22,858
Total Stockholders’ Equity	5,052	2,804
Total Liabilities and Stockholders’ Equity	$24,476	$21,859
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net earnings	$2,342	$1,399
Adjustments to reconcile net earnings to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	158	168
Deferred tax benefit	(582)	(51)
Stock-based compensation	117	105
Equity in loss of investee companies, net of tax and distributions	53	52
Gain on sale of assets	(549)	—
Change in assets and liabilities, net of investing and financing activities	(1,198)	(494)
Net cash flow provided by operating activities from continuing operations	341	1,179
Net cash flow provided by operating activities from discontinued operations	—	1
Net cash flow provided by operating activities	341	1,180
Investing Activities:
Investments in and advances to investee companies	(72)	(76)
Capital expenditures	(94)	(99)
Acquisitions, net of cash acquired	(39)	(29)
Proceeds from dispositions	740	—
Proceeds from sale of investments	15	—
Other investing activities	3	8
Net cash flow provided by (used for) investing activities from continuing operations	553	(196)
Net cash flow used for investing activities from discontinued operations	—	(23)
Net cash flow provided by (used for) investing activities	553	(219)
Financing Activities:
Repayments of short-term debt borrowings, net	(624)	(305)
Proceeds from issuance of senior notes	492	—
Repayment of senior notes	(600)	—
Payment of finance lease obligations	(9)	(12)
Payment of contingent consideration	(3)	(5)
Dividends	(205)	(208)
Purchase of Company common stock	(14)	(497)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(43)	(59)
Acquisition of noncontrolling interest	(26)	—
Proceeds from exercise of stock options	14	23
Other financing activities	—	(1)
Net cash flow used for financing activities	(1,018)	(1,064)
Net decrease in cash, cash equivalents and restricted cash	(124)	(103)
Cash, cash equivalents and restricted cash at beginning of period (includes $120 (2019) and $0 (2018) of restricted cash)	442	285
Cash, cash equivalents and restricted cash at end of period (includes $122 (2019) and $0 (2018) of restricted cash)	$318	$182
Supplemental disclosure of cash flow information
Cash paid for interest	$385	$406

Cash paid (refunded) for income taxes:
Continuing operations	$333	$(19)
Discontinued operations	$—	$(3)
See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Class A Common Stock:
Balance, beginning and end of period	$—	$—	$—	$—
Class B Common Stock:
Balance, beginning and end of period	1	1	1	1
Additional Paid-In Capital:
Balance, beginning of period	43,534	43,720	43,637	43,797
Stock-based compensation	42	14	117	112
Exercise of stock options	3	2	14	24
Retirement of treasury stock	—	—	(43)	(59)
Dividends	(69)	(68)	(205)	(206)
Acquisition of noncontrolling interest	—	—	(10)	—
Balance, end of period	43,510	43,668	43,510	43,668
Accumulated Deficit:
Balance, beginning of period	(15,002)	(18,250)	(17,201)	(18,900)
Net earnings	319	488	2,342	1,399
Adoption of new revenue recognition standard	—	—	—	(261)
Reclassification of income tax effects of the Tax Reform Act (Note 1)	—	—	176	—
Balance, end of period	(14,683)	(17,762)	(14,683)	(17,762)
Accumulated Other Comprehensive Loss:
Balance, beginning of period	(922)	(646)	(775)	(662)
Other comprehensive income	4	12	33	28
Reclassification of income tax effects of the Tax Reform Act (Note 1)	—	—	(176)	—
Balance, end of period	(918)	(634)	(918)	(634)
Treasury Stock, at cost:
Balance, beginning of period	(22,858)	(22,658)	(22,858)	(22,258)
Class B Common Stock purchased	—	(101)	—	(501)
Shares paid for tax withholding for stock-based compensation	—	—	(43)	(59)
Retirement of treasury stock	—	—	43	59
Balance, end of period	(22,858)	(22,759)	(22,858)	(22,759)
Total Stockholders’ Equity	$5,052	$2,514	$5,052	$2,514
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

Merger Agreement with Viacom Inc.-On August 13, 2019, CBS Corp. and Viacom Inc. (“Viacom”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), as amended as of October 16, 2019, pursuant to which CBS Corp. and Viacom agreed to combine their respective businesses. The Merger Agreement provides that Viacom will merge with and into CBS Corp. (the “Merger”), with CBS Corp. continuing as the surviving company, upon the terms and subject to the conditions therein. At the effective time of the Merger (the “Effective Time”), the name of the combined company will be changed to “ViacomCBS Inc.” (“ViacomCBS”).

At the Effective Time, (1) each share of Viacom Class A Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS Corp., will be converted automatically into 0.59625 shares of ViacomCBS Class A Common Stock, and (2) each share of Viacom Class B Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS Corp., will be converted automatically into 0.59625 shares of ViacomCBS Class B Common Stock (together with ViacomCBS Class A Common Stock, the “ViacomCBS Common Stock”). At the Effective Time, each share of CBS Corp. Class A Common Stock and each share of CBS Corp. Class B Common Stock (together with CBS Corp. Class A Common Stock, the “CBS Corp. Common Stock”) issued and outstanding immediately prior to the Effective Time, will remain an issued and outstanding share of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock, respectively.

On October 16, 2019, CBS Corp. and Viacom entered into an amendment to the Merger Agreement pursuant to which CBS Corp. and Viacom agreed to delist the CBS Corp. Common Stock from the New York Stock Exchange and to list the ViacomCBS Common Stock on the NASDAQ Global Select Market following the Effective Time.

The Merger Agreement provides that the executive officers of ViacomCBS will include, among others, Mr. Robert M. Bakish, the current President and Chief Executive Officer of Viacom, who will serve as President and Chief Executive Officer of ViacomCBS; Ms. Christina Spade, the current Executive Vice President, Chief Financial Officer of CBS Corp., who will serve as Executive Vice President, Chief Financial Officer of ViacomCBS; and Ms. Christa D’Alimonte, the current Executive Vice President, General Counsel and Secretary of Viacom, who will serve as Executive Vice President, General Counsel and Secretary of ViacomCBS. Mr. Joseph R. Ianniello, the current President and Acting Chief Executive Officer of CBS Corp., will serve as Chairman and Chief Executive Officer of the CBS business of ViacomCBS. In addition, under the Merger Agreement, the Company and Viacom have agreed to take all actions necessary to cause the ViacomCBS board of directors to consist of 13 members, comprised of six CBS Corp. directors, four Viacom directors, two directors designated by National Amusements, Inc. (“NAI”), and the ViacomCBS Chief Executive Officer.

On October 25, 2019, the Company’s Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission (“SEC”) in connection with the pending Merger, was declared effective by the SEC. On October 28, 2019, NAI and a wholly owned subsidiary of NAI (together with NAI, the “NAI Parties”), the controlling stockholder of each of CBS Corp. and Viacom, delivered written consents that constitute receipt of stockholder approval for each of CBS Corp. and Viacom with respect to the adoption of the Merger Agreement and

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

related approvals. The Company expects the Merger to close by early December 2019, subject to other customary closing conditions.

The Merger will be accounted for as a transaction between entities under common control as NAI is the controlling stockholder of each of CBS Corp. and Viacom. Upon the closing of the Merger, the net assets of Viacom will be combined with those of the Company at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods presented.

Basis of Presentation-The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Noncurrent Receivables-Noncurrent receivables of $1.83 billion at September 30, 2019 and $1.55 billion at December 31, 2018 are included in “Other assets” on the Company’s Consolidated Balance Sheets and primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period.

Deferred Revenues-Deferred revenues of $416 million at September 30, 2019 and $274 million at December 31, 2018 are primarily included within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. These amounts consist mainly of cash received related to advertising arrangements and the licensing of television programming for which the revenues have not yet been earned. The change in deferred revenues for the nine months ended September 30, 2019 primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period offset by $168 million of revenues recognized that were included in deferred revenues at December 31, 2018.

Unrecognized Revenues Under Contract-As of September 30, 2019, unrecognized revenue attributable to unsatisfied performance obligations under the Company’s long-term contracts was $4.14 billion, of which $572 million is expected to be recognized for the remainder of 2019, $1.64 billion for 2020, $1.11 billion for 2021, and $820 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Such amounts change on a regular basis as the Company renews existing agreements or enters into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of the Company’s

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate and subscription fee agreements and (iii) long-term licensing agreements for multiple programs for which the Company’s right to invoice corresponds with the value of the programs provided to the customer.

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

Restricted Cash-Restricted cash of $122 million at September 30, 2019 and $120 million at December 31, 2018 is included within “Other assets” on the Company’s Consolidated Balance Sheets and consists of amounts held in a grantor trust related to the separation and settlement agreement between the Company and the former Chairman of the Board, President and Chief Executive Officer of the Company (see Note 13).

Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 7 million stock options and RSUs for each of the three and nine months ended September 30, 2019, and 7 million stock options for each of the three and nine months ended September 30, 2018.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Weighted average shares for basic EPS	374	375	374	378
Dilutive effect of shares issuable under stock-based compensation plans	2	4	2	4
Weighted average shares for diluted EPS	376	379	376	382

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

Additional Paid-In Capital-For the nine months ended September 30, 2019 and 2018, the Company recorded dividends of $205 million and $206 million, respectively, as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Gain on Sale of Assets-During the first quarter of 2019, the Company completed the sale of its CBS Television City property and sound stage operation (“CBS Television City”) for $750 million. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Company’s Consolidated Balance Sheet at September 30, 2019 is a liability of $123 million, reflecting the present value of the estimated amount payable under the guarantee obligation. This transaction resulted in a gain of $549 million ($386 million, net of tax), which includes a reduction for the guarantee obligation. CBS Television City has been classified as held for sale on the Company’s Consolidated Balance Sheet at December 31, 2018.

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

Recently Adopted Accounting Pronouncements
Leases
During the first quarter of 2019, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, the Company recognizes on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted. As a result of this guidance, the Company’s Consolidated Balance Sheet at September 30, 2019 included right-of-use assets of $1.00 billion and lease liabilities of $1.08 billion for its operating leases. This guidance did not have an impact on the Company’s Consolidated Statement of Operations. See Note 12 for additional information.

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
2) STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
RSUs and PSUs	$38	$7	$104	$86
Stock options	4	7	13	19
Stock-based compensation expense, before income taxes	42	14	117	105
Related tax benefit	(8)	(3)	(27)	(26)
Stock-based compensation expense, net of tax benefit	$34	$11	$90	$79

Stock-based compensation expenses for the three and nine months ended September 30, 2019 includes $6 million for the accelerated vesting of stock-based compensation that is triggered by the Merger. Stock-based compensation for the three and nine months ended September 30, 2018 included forfeitures of $28 million and accelerations of $6 million relating to changes in senior management. Each of these items are included in “Merger-related costs and other corporate matters” on the Consolidated Statements of Operations.
During the nine months ended September 30, 2019, the Company granted 4 million RSUs for CBS Corp. Class B Common Stock with a weighted average per unit grant-date fair value of $50.24. RSUs granted during the first nine months of 2019 generally vest over a one- to four-year service period. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant. For certain RSU awards the number of shares an employee earns ranges from 0% to 120% of the target award, based on the outcome of established performance conditions. Compensation expense is recorded based on the probable outcome of the performance conditions.

Total unrecognized compensation cost related to unvested RSUs at September 30, 2019 was $237 million, which is expected to be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2019 was $17 million, which is expected to be recognized over a weighted average period of 1.9 years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) RESTRUCTURING, MERGER-RELATED COSTS AND OTHER CORPORATE MATTERS
Restructuring Charges
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

As of September 30, 2019, the cumulative settlements for the 2019, 2018 and 2017 restructuring charges were $140 million, of which $126 million was for severance costs and $14 million was for costs associated with contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2020.

	Balance at	2019	2019	Balance at
	December 31, 2018	Charges	Settlements	September 30, 2019
Entertainment	$31	$48	$(37)	$42
Cable Networks	—	5	(2)	3
Publishing	2	5	(3)	4
Local Media	23	28	(19)	32
Corporate	12	22	(17)	17
Total	$68	$108	$(78)	$98

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	December 31, 2018
Entertainment	$39	$27	$(35)	$31
Publishing	3	1	(2)	2
Local Media	11	18	(6)	23
Corporate	2	21	(11)	12
Total	$55	$67	$(54)	$68

Merger-related Costs and Other Corporate Matters
For the three and nine months ended September 30, 2019, the Company incurred costs of $80 million and $83 million, respectively, in connection with the pending Merger with Viacom, consisting of financial advisory, legal and other professional fees, as well as contractual executive compensation, including the accelerated vesting of stock-based compensation, that is triggered by the Merger. For the nine-month period, the Company also incurred costs of $10 million associated with legal proceedings involving the Company (see Note 13) and other corporate matters. During the three and nine months ended September 30, 2018, the Company recorded expenses of $46 million and $65 million, respectively, primarily for professional fees associated with legal proceedings, investigations at the Company and other corporate matters.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY

	At	At
	September 30, 2019	December 31, 2018
Acquired program rights	$2,657	$2,400
Acquired television library	99	99
Internally produced programming:
Released	2,810	2,477
In process and other	1,188	839
Publishing, primarily finished goods	71	56
Total programming and other inventory	6,825	5,871
Less current portion	1,964	1,988
Total noncurrent programming and other inventory	$4,861	$3,883

5) RELATED PARTIES
National Amusements, Inc. National Amusements, Inc. is the controlling stockholder of CBS Corp. and Viacom. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, is the Chairman Emeritus of CBS Corp. and the Chairman Emeritus of Viacom. In addition, Ms. Shari Redstone, Mr. Sumner M. Redstone’s daughter, is the president and a director of NAI and the vice chair of the Board of Directors of each of CBS Corp. and Viacom. At September 30, 2019, NAI directly or indirectly owned approximately 78.9% of CBS Corp.’s voting Class A Common Stock, and owned approximately 10.4% of CBS Corp.’s Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include CBS Corporation director Ms. Shari Redstone. No member of the Company’s management is a trustee of the SMR Trust.

On August 13, 2019, the Company and Viacom entered into the Merger Agreement, as amended as of October 16, 2019, which provides that Viacom will merge with and into CBS Corp., with CBS Corp. continuing as the surviving company, upon the terms and subject to the conditions therein. Concurrently with the execution of the Merger Agreement, CBS Corp. and Viacom entered into a Support Agreement (the “Support Agreement”) with the NAI Parties. Pursuant to the Support Agreement, on October 28, 2019, the NAI Parties delivered written consents that constitute receipt of stockholder approval for each of CBS Corp. and Viacom with respect to the adoption of the Merger Agreement and related approvals. Also on August 13, 2019, CBS Corp., Viacom, the NAI Parties and certain other persons affiliated or associated with NAI entered into a Governance Agreement (the “Governance Agreement”) regarding ViacomCBS governance matters, such as the composition of the ViacomCBS board of directors, among other matters, and the Company and NAI, among other parties, entered into an amendment (the “Amendment to Settlement Agreement”) to the Settlement and Release Agreement dated as of September 9, 2018 (the “Settlement Agreement”) among such parties, providing for the deletion of certain provisions in the Settlement Agreement regarding matters that will be governed by the Governance Agreement. The Governance Agreement and the Amendment to Settlement Agreement will become effective at the Effective Time. See Note 1 for additional information regarding the pending Merger.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Viacom Inc. As part of its normal course of business, the Company licenses its television content, leases production facilities and sells advertising spots to various subsidiaries of Viacom. Viacom also distributes certain of the Company’s television programs in the home entertainment market. The Company’s total revenues from these transactions were $19 million and $42 million for the three months ended September 30, 2019 and 2018, respectively, and $45 million and $71 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company leases production facilities, licenses feature films and purchases advertising spots from various subsidiaries of Viacom. The total amounts for these transactions were $13 million and $9 million for the three months ended September 30, 2019 and 2018, respectively, and $31 million and $21 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the amounts due from Viacom in the normal course of business as reflected on the Company’s Consolidated Balance Sheets. Amounts due to Viacom. were minimal at September 30, 2019 and December 31, 2018.

	At	At
	September 30, 2019	December 31, 2018
Receivables	$40	$38
Other assets (Receivables, noncurrent)	16	23
Total amounts due from Viacom	$56	$61

See the aforementioned section entitled “National Amusements, Inc.” for information relating to the Merger Agreement, Support Agreement and Governance Agreement involving CBS Corp. and Viacom and Note 1 for additional information regarding the pending Merger.

Other Related Parties. The Company has equity interests in a domestic television network and several international joint ventures for television channels from which the Company earns revenues primarily by licensing its television programming. In addition, the Company held a 50% equity interest in Pop, a general entertainment cable network. In March 2019, the Company acquired the remaining 50% interest in Pop for $50 million, bringing the Company’s ownership to 100%. Total revenues earned from sales to these joint ventures were $12 million and $14 million for the three months ended September 30, 2019 and 2018, respectively, and $101 million and $67 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, total amounts due from these joint ventures were $11 million and $34 million, respectively. Amounts associated with Pop are included above through the date of acquisition.

The Company, through the normal course of business, is involved in transactions with other related parties that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT
The following table sets forth the Company’s debt.

	At	At
	September 30, 2019	December 31, 2018
Commercial paper	$50	$674
Senior debt (2.30% - 7.875% due 2019 - 2045) (a)	9,334	9,435
Obligations under finance leases	35	43
Total debt	9,419	10,152
Less commercial paper	50	674
Less current portion of long-term debt	10	13
Total long-term debt, net of current portion	$9,359	$9,465

(a) At September 30, 2019 and December 31, 2018, the senior debt balances included (i) a net unamortized discount of $57 million and $58 million, respectively, (ii) unamortized deferred financing costs of $42 million and $43 million at September 30, 2019 and December 31, 2018, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $6 million and $5 million, respectively. The face value of the Company’s senior debt was $9.44 billion and $9.54 billion at September 30, 2019 and December 31, 2018, respectively.

In March 2019, the Company issued $500 million of 4.20% senior notes due 2029. The Company used the net proceeds from this issuance in the redemption of its $600 million outstanding 2.30% senior notes due August 2019.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $50 million and $674 million at September 30, 2019 and December 31, 2018, respectively, each with maturities of less than 60 days. The weighted average interest rate for these borrowings was 2.25% and 3.02% at September 30, 2019 and December 31, 2018, respectively.

Credit Facility
At September 30, 2019, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2019, the Company’s Consolidated Leverage Ratio was approximately 3.1x.

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

The Credit Facility is used for general corporate purposes. At September 30, 2019, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic cost for the Company’s pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2019	2018	2019	2018
Components of net periodic cost:
Service cost	$7	$7	$—	$—
Interest cost	39	38	4	3
Expected return on plan assets	(38)	(45)	—	—
Amortization of actuarial loss (gain) (a)	23	24	(5)	(4)
Net periodic cost	$31	$24	$(1)	$(1)

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2019	2018	2019	2018
Components of net periodic cost:
Service cost	$21	$23	$—	$—
Interest cost	117	112	11	11
Expected return on plan assets	(114)	(135)	—	—
Amortization of actuarial loss (gain) (a)	69	72	(14)	(13)
Net periodic cost	$93	$72	$(3)	$(2)
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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) STOCKHOLDERS’ EQUITY
During the third quarter of 2019, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $69 million, which were paid on October 1, 2019.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2018	$133	$(908)		$(775)
Other comprehensive loss before reclassifications	(8)	—		(8)
Reclassifications to net earnings	—	41	(a)	41
Other comprehensive income (loss)	(8)	41		33
Tax effects reclassified to accumulated deficit	—	(176)	(b)	(176)
At September 30, 2019	$125	$(1,043)		$(918)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2017	$159	$(821)		$(662)
Other comprehensive loss before reclassifications	(17)	—		(17)
Reclassifications to net earnings	—	45	(a)	45
Other comprehensive income (loss)	(17)	45		28
At September 30, 2018	$142	$(776)		$(634)

(a)	Reflects amortization of net actuarial losses (see Note 7). Amounts are net of tax benefits of $14 million for each of the nine months ended September 30, 2019 and 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provision for income taxes before discrete items	$(84)	$(119)	$(324)	$(364)
Tax benefit from transfer of assets (a)	—	—	768	—
Provision for gain on sale of assets (b)	—	—	(163)	—
Impact of tax law changes (c)	—	54	—	54
Tax benefits from positions relating to the Tax Reform Act (d)	43	—	43	—
Audit settlements and statute lapses	6	2	7	3
Other discrete items	2	(1)	13	(5)
(Provision) benefit for income taxes	$(33)	$(64)	$344	$(312)
Effective income tax rate	8.8%	11.2%	(16.8)%	17.7%
(a) Reflects a deferred tax benefit resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations. The related deferred tax asset is primarily expected to be realized over the next 25 years.
(b) Reflects the tax provision from the gain on the sale of CBS Television City.
(c) During the third quarter of 2018, in connection with the preparation of its 2017 federal tax return, the Company elected to utilize a federal tax law provision that was retroactively renewed in 2018. This tax law provision allowed the Company to immediately expense certain qualified production costs on its 2017 tax return. As a result, during the third quarter of 2018, the Company established a deferred tax liability associated with this deduction at the 2017 federal tax rate of 35%, and concurrently recorded a net tax benefit of $69 million, primarily reflecting the re-measurement of this deferred tax liability at the reduced federal corporate tax rate of 21% under the Tax Reform Act. This benefit was partially offset by a charge of $15 million to adjust the provisional amount of transition tax on cumulative foreign earnings and profits that resulted from the enactment of the Tax Reform Act. See discussion below.

(d)
Reflects tax benefits realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the United States government on tax positions relating to the Tax Reform Act.

In January 2019, the United States government issued guidance relating to the one-time transition tax on cumulative foreign earnings and profits required by the Tax Reform Act. This guidance resulted in a decrease of $146 million to the Company’s reserve for uncertain tax positions during the nine months ended September 30, 2019 for amounts paid as a result of this guidance; however, it did not have a material impact on the Company’s Consolidated Statement of Operations.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company’s carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. At September 30, 2019 and December 31, 2018, the carrying value of the Company’s senior debt was $9.33 billion and $9.43 billion, respectively, and the fair value, which is estimated based on quoted market prices for similar liabilities (Level 2) and includes accrued interest, was $10.41 billion and $9.48 billion, respectively.

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

At September 30, 2019 and December 31, 2018, the notional amount of all foreign exchange contracts was $522 million and $325 million, respectively.

Gains recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018	Financial Statement Account
Non-designated foreign exchange contracts	$9	$—	$11	$13	Other items, net

The fair value of the Company’s derivative instruments was not material to the Company’s Consolidated Balance Sheets for any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$13	$—	$13
Total Assets	$—	$13	$—	$13
Liabilities:
Deferred compensation	$—	$320	$—	$320
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$321	$—	$321

At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$15	$—	$15
Total Assets	$—	$15	$—	$15
Liabilities:
Deferred compensation	$—	$336	$—	$336
Foreign currency hedges	—	1	—	1
Total Liabilities	$—	$337	$—	$337

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Entertainment	$2,286	$2,190	$8,203	$7,345
Cable Networks	563	529	1,677	1,653
Publishing	217	240	599	607
Local Media	406	434	1,286	1,269
Corporate/Eliminations	(177)	(130)	(494)	(384)
Total Revenues	$3,295	$3,263	$11,271	$10,490

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Revenues generated between segments primarily reflect advertising sales, content licensing and station affiliation fees. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Intercompany Revenues:
Entertainment	$175	$134	$493	$391
Cable Networks	2	2	4	2
Local Media	6	3	17	13
Total Intercompany Revenues	$183	$139	$514	$406

The Company presents operating income (loss) excluding restructuring charges, merger-related costs and other corporate matters and gain on sale of assets, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment Operating Income (Loss):
Entertainment	$302	$384	$1,258	$1,237
Cable Networks	196	241	556	722
Publishing	52	51	102	98
Local Media	96	124	364	370
Corporate/Eliminations	(65)	(64)	(204)	(216)
Restructuring charges	—	—	(108)	(25)
Merger-related costs and other corporate matters	(80)	(46)	(93)	(65)
Gain on sale of assets	—	—	549	—
Operating income	501	690	2,424	2,121
Interest expense	(114)	(115)	(346)	(349)
Interest income	12	12	38	43
Other items, net	(24)	(17)	(66)	(52)
Earnings before income taxes and equity in loss of investee companies	375	570	2,050	1,763
(Provision) benefit for income taxes	(33)	(64)	344	(312)
Equity in loss of investee companies, net of tax	(23)	(18)	(52)	(52)
Net earnings	$319	$488	$2,342	$1,399

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation and Amortization:
Entertainment	$30	$31	$89	$94
Cable Networks	5	5	15	14
Publishing	1	1	4	4
Local Media	10	11	30	33
Corporate	6	8	20	23
Total Depreciation and Amortization	$52	$56	$158	$168

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based Compensation:
Entertainment	$18	$19	$51	$50
Cable Networks	3	2	9	8
Publishing	1	1	3	3
Local Media	3	3	9	9
Corporate (a)	17	(11)	45	35
Total Stock-based Compensation	$42	$14	$117	$105

(a) Included in the three and nine months ended September 30, 2018 are forfeitures of $28 million and accelerations of $6 million relating to changes in senior management.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Capital Expenditures:
Entertainment	$17	$20	$60	$58
Cable Networks	4	4	8	10
Publishing	3	2	5	4
Local Media	7	6	14	15
Corporate	3	5	7	12
Total Capital Expenditures	$34	$37	$94	$99

	At	At
	September 30, 2019	December 31, 2018
Assets:
Entertainment (a)	$15,242	$13,579
Cable Networks	3,434	2,693
Publishing	1,238	1,054
Local Media	4,138	4,037
Corporate/Eliminations	411	484
Discontinued operations	13	12
Total Assets	$24,476	$21,859

(a) Includes assets held for sale of $33 million at December 31, 2018.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues by Type	2019	2018	2019	2018
Advertising	$1,177	$1,263	$4,645	$4,323
Content licensing and distribution:
Programming	722	693	2,527	2,417
Publishing	217	240	599	607
Affiliate and subscription fees	1,124	1,008	3,348	2,976
Other	55	59	152	167
Total Revenues	$3,295	$3,263	$11,271	$10,490

12) LEASES
On January 1, 2019, the Company adopted FASB guidance on the accounting for leases. The Company applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted.

The adoption of this guidance resulted in the recognition on the Company’s Consolidated Balance Sheet of right-of-use assets and lease liabilities representing the present value of future lease payments of all leases with terms in excess of one year. At September 30, 2019, the following amounts were recorded on the Company’s Consolidated Balance Sheet relating to its leases.

	Leases
	Operating	Finance
Right-of-Use Assets
Operating lease assets	$1,001	$—
Property and equipment, net	$—	$31

Lease Liabilities
Accrued expenses and other current liabilities	$131	$11
Noncurrent operating lease liabilities	948	—
Long-term debt	—	24
Total lease liabilities	$1,079	$35

	Leases
	Operating	Finance
Weighted average remaining lease term	10 years	3 years

Weighted average discount rate	4.2%	4.2%

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

The following table presents the Company’s lease cost.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost (a) (b)	$55	$163
Finance lease cost:
Amortization of right-of-use assets	3	9
Interest expense on lease liabilities	—	1
Short-term lease cost (b) (c)	26	67
Variable lease cost (d)	5	16
Sublease income	(2)	(14)
Total lease cost	$87	$242
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

The following table presents supplemental cash flow information related to the Company’s leases.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$53	$160
Financing cash flows from finance leases	$3	$9

Noncash additions to operating lease assets	$134	$300

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The expected future payments relating to the Company’s operating and finance lease liabilities at September 30, 2019 are as follows:

	Leases
	Operating	Finance
2019 (October 1 through December 31)	$56	$4
2020	170	12
2021	174	11
2022	143	7
2023	130	2
2024 and thereafter	672	2
Total minimum payments	1,345	38
Less amounts representing interest	266	3
Present value of minimum payments	$1,079	$35

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

As of September 30, 2019, the Company had signed additional operating leases with lease terms ranging from two to 10 years that have not yet commenced. The total future undiscounted lease payments under these leases are
$14 million, which were not recorded on the Company’s Consolidated Balance Sheet at September 30, 2019.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Lessor Contracts
The Company enters into operating leases for the use of its owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. The Company recorded total lease income of $32 million and $95 million, including both fixed and variable amounts, for the three and nine months ended September 30, 2019, respectively.
At September 30, 2019, future fixed lease income under noncancellable operating leases is as follows:

2019 (October 1 through December 31)	$13
2020	52
2021	49
2022	45
2023	43
2024 and thereafter	93
Total	$295

13) COMMITMENTS AND CONTINGENCIES
Guarantees
On January 31, 2019, the Company completed the sale of CBS Television City. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Company’s Consolidated Balance Sheet at September 30, 2019 is a liability of $123 million, reflecting the present value of the estimated amount payable under the guarantee obligation (Level 3 in the fair value hierarchy).

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2019, the outstanding letters of credit and surety bonds approximated $101 million and were not recorded on the Company’s Consolidated Balance Sheet.

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

Legal Matters
General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the separation agreement between the Company and Viacom, the Company and Viacom have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom is named.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Litigation Relating to the Pending Merger with Viacom.  On September 27, 2019, Bucks County Employees Retirement Fund (the “Bucks County Fund”), a purported holder of CBS Corp. Class B Common Stock, served the Company with a demand for inspection of books and records pursuant to 8 Del. C. § 220 in connection with the pending Merger (the “Demand”). While the Company has not conceded the Bucks County Fund’s entitlement to any documents, on October 10, 2019, the Company offered to produce certain categories of documents properly within the scope of a books and records demand under § 220. The Bucks County Fund rejected the Company’s offer and filed litigation in the Court of Chancery of the State of Delaware on October 15, 2019, seeking to compel production of all documents requested in the Demand.

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

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against the Company, certain current and former senior executives and members of the Board. The consolidated action is stated to be on behalf of purchasers of CBS Corp.’s Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which are pending. The Company believes that the claims are without merit and is currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in the Company’s consolidated financial statements.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2019, the Company had pending approximately 31,030 asbestos claims, as compared with approximately 31,570 as of December 31, 2018 and 31,500 as of September 30, 2018. During the third quarter of 2019, the Company received approximately 850 new claims and closed or moved to an inactive docket approximately 1,940 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2018 and 2017 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $45 million and $57 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

	Statement of Operations
	For the Three Months Ended September 30, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$42	$2	$3,251	$—	$3,295
Costs and expenses:
Operating	25	1	2,052	—	2,078
Selling, general and administrative	7	151	426	—	584
Depreciation and amortization	1	4	47	—	52
Restructuring charges, merger-related costs and other corporate matters	(3)	78	5	—	80
Total costs and expenses	30	234	2,530	—	2,794
Operating income (loss)	12	(232)	721	—	501
Interest (expense) income, net	(137)	(140)	175	—	(102)
Other items, net	(8)	(3)	(13)	—	(24)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(133)	(375)	883	—	375
Benefit (provision) for income taxes	25	56	(114)	—	(33)
Equity in earnings (loss) of investee companies, net of tax	427	315	(23)	(742)	(23)
Net earnings (loss)	$319	$(4)	$746	$(742)	$319
Total comprehensive income (loss)	$323	$(1)	$734	$(733)	$323

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$131	$7	$11,133	$—	$11,271
Costs and expenses:
Operating	75	3	7,257	—	7,335
Selling, general and administrative	33	276	1,393	—	1,702
Depreciation and amortization	3	14	141	—	158
Restructuring charges, merger-related costs and other corporate matters	—	108	93	—	201
Gain on sale of assets	—	—	(549)	—	(549)
Total costs and expenses	111	401	8,335	—	8,847
Operating income (loss)	20	(394)	2,798	—	2,424
Interest (expense) income, net	(412)	(408)	512	—	(308)
Other items, net	(26)	(23)	(17)	—	(66)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(418)	(825)	3,293	—	2,050
Benefit for income taxes	86	152	106	—	344
Equity in earnings (loss) of investee companies, net of tax	2,674	659	(52)	(3,333)	(52)
Net earnings (loss)	$2,342	$(14)	$3,347	$(3,333)	$2,342
Total comprehensive income (loss)	$2,375	$(8)	$3,326	$(3,318)	$2,375

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Three Months Ended September 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$47	$2	$3,214	$—	$3,263
Costs and expenses:
Operating	25	1	1,896	—	1,922
Selling, general and administrative	11	58	480	—	549
Depreciation and amortization	1	5	50	—	56
Restructuring charges, merger-related costs and other corporate matters	—	46	—	—	46
Total costs and expenses	37	110	2,426	—	2,573
Operating income (loss)	10	(108)	788	—	690
Interest (expense) income, net	(133)	(130)	160	—	(103)
Other items, net	(7)	(4)	(6)	—	(17)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(130)	(242)	942	—	570
Benefit (provision) for income taxes	27	50	(141)	—	(64)
Equity in earnings (loss) of investee companies, net of tax	591	410	(18)	(1,001)	(18)
Net earnings	$488	$218	$783	$(1,001)	$488
Total comprehensive income	$500	$218	$782	$(1,000)	$500

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations
	For the Nine Months Ended September 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Revenues	$134	$7	$10,349	$—	$10,490
Costs and expenses:
Operating	73	3	6,430	—	6,506
Selling, general and administrative	36	190	1,379	—	1,605
Depreciation and amortization	3	16	149	—	168
Restructuring charges, merger-related costs and other corporate matters	—	71	19	—	90
Total costs and expenses	112	280	7,977	—	8,369
Operating income (loss)	22	(273)	2,372	—	2,121
Interest (expense) income, net	(396)	(378)	468	—	(306)
Other items, net	(23)	8	(37)	—	(52)
Earnings (loss) before income taxes and equity in earnings (loss) of investee companies	(397)	(643)	2,803	—	1,763
Benefit (provision) for income taxes	82	133	(527)	—	(312)
Equity in earnings (loss) of investee companies, net of tax	1,714	1,174	(52)	(2,888)	(52)
Net earnings	$1,399	$664	$2,224	$(2,888)	$1,399
Total comprehensive income	$1,427	$666	$2,206	$(2,872)	$1,427

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet
	At September 30, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Assets
Cash and cash equivalents	$102	$—	$94	$—	$196
Receivables, net	20	1	3,664	—	3,685
Programming and other inventory	3	1	1,960	—	1,964
Prepaid expenses and other current assets	6	39	419	(36)	428
Total current assets	131	41	6,137	(36)	6,273
Property and equipment	31	228	2,683	—	2,942
Less accumulated depreciation and amortization	15	198	1,558	—	1,771
Net property and equipment	16	30	1,125	—	1,171
Programming and other inventory	5	4	4,852	—	4,861
Goodwill	98	62	4,904	—	5,064
Intangible assets	—	—	2,655	—	2,655
Operating lease assets	9	106	886	—	1,001
Investments in consolidated subsidiaries	50,434	17,561	—	(67,995)	—
Deferred income tax assets, net	—	—	779	—	779
Other assets	292	—	2,380	—	2,672
Intercompany	—	—	33,740	(33,740)	—
Total Assets	$50,985	$17,804	$57,458	$(101,771)	$24,476
Liabilities and Stockholders’ Equity
Accounts payable	$4	$34	$270	$—	$308
Participants’ share and royalties payable	—	—	1,201	—	1,201
Accrued programming and production costs	2	2	631	—	635
Commercial paper	50	—	—	—	50
Accrued expenses and other current liabilities	377	334	1,253	(36)	1,928
Total current liabilities	433	370	3,355	(36)	4,122
Long-term debt	9,290	—	69	—	9,359
Noncurrent operating lease liabilities	8	100	840	—	948
Other liabilities	2,568	208	2,219	—	4,995
Intercompany	33,634	106	—	(33,740)	—
Stockholders’ Equity:
Preferred stock	—	—	126	(126)	—
Common stock	1	123	590	(713)	1
Additional paid-in capital	43,510	—	60,894	(60,894)	43,510
Retained earnings (accumulated deficit)	(14,683)	17,200	(5,858)	(11,342)	(14,683)
Accumulated other comprehensive income (loss)	(918)	28	23	(51)	(918)
	27,910	17,351	55,775	(73,126)	27,910
Less treasury stock, at cost	22,858	331	4,800	(5,131)	22,858
Total Stockholders’ Equity	5,052	17,020	50,975	(67,995)	5,052
Total Liabilities and Stockholders’ Equity	$50,985	$17,804	$57,458	$(101,771)	$24,476

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2019
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(710)	$(263)	$1,314	$—	$341
Investing Activities:
Investments in and advances to investee companies	—	—	(72)	—	(72)
Capital expenditures	—	(7)	(87)	—	(94)
Acquisitions, net of cash acquired	—	—	(39)	—	(39)
Proceeds from dispositions	4	—	736	—	740
Proceeds from sale of investments	—	—	15	—	15
Other investing activities	3	—	—	—	3
Net cash flow provided by (used for) investing activities	7	(7)	553	—	553
Financing Activities:
Repayments of short-term debt borrowings, net	(624)	—	—	—	(624)
Proceeds from issuance of senior notes	492	—	—	—	492
Repayment of senior notes	(600)	—	—	—	(600)
Payment of finance lease obligations	—	—	(9)	—	(9)
Payment of contingent consideration	—	—	(3)	—	(3)
Dividends	(205)	—	—	—	(205)
Purchase of Company common stock	(14)	—	—	—	(14)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(43)	—	—	—	(43)
Acquisition of noncontrolling interest	—	—	(26)	—	(26)
Proceeds from exercise of stock options	14	—	—	—	14
Increase (decrease) in intercompany payables	1,639	270	(1,909)	—	—
Net cash flow provided by (used for) financing activities	659	270	(1,947)	—	(1,018)
Net decrease in cash, cash equivalents and restricted cash	(44)	—	(80)	—	(124)
Cash, cash equivalents and restricted cash at beginning of period (includes $120 of restricted cash)	268	—	174	—	442
Cash, cash equivalents and restricted cash at end of period (includes $122 of restricted cash)	$224	$—	$94	$—	$318

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows
	For the Nine Months Ended September 30, 2018
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated
Net cash flow (used for) provided by operating activities	$(357)	$(183)	$1,720	$—	$1,180
Investing Activities:
Investments in and advances to investee companies	—	—	(76)	—	(76)
Capital expenditures	—	(12)	(87)	—	(99)
Acquisitions, net of cash acquired	—	—	(29)	—	(29)
Other investing activities	8	—	—	—	8
Net cash flow provided by (used for) investing activities from continuing operations	8	(12)	(192)	—	(196)
Net cash flow used for investing activities from discontinued operations	(23)	—	—	—	(23)
Net cash flow used for investing activities	(15)	(12)	(192)	—	(219)
Financing Activities:
Repayments of short-term debt borrowings, net	(305)	—	—	—	(305)
Payment of finance lease obligations	—	—	(12)	—	(12)
Payment of contingent consideration	—	—	(5)	—	(5)
Dividends	(208)	—	—	—	(208)
Purchase of Company common stock	(497)	—	—	—	(497)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(59)	—	—	—	(59)
Proceeds from exercise of stock options	23	—	—	—	23
Other financing activities	(1)	—	—	—	(1)
Increase (decrease) in intercompany payables	1,308	195	(1,503)	—	—
Net cash flow provided by (used for) financing activities	261	195	(1,520)	—	(1,064)
Net (decrease) increase in cash and cash equivalents	(111)	—	8	—	(103)
Cash and cash equivalents at beginning of period	173	—	112	—	285
Cash and cash equivalents at end of period	$62	$—	$120	$—	$182

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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

Merger Agreement with Viacom Inc.
On August 13, 2019, CBS Corp. and Viacom Inc. (“Viacom”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), as amended as of October 16, 2019, pursuant to which CBS Corp. and Viacom agreed to combine their respective businesses. The Merger Agreement provides that Viacom will merge with and into CBS Corp. (the “Merger”), with CBS Corp. continuing as the surviving company, upon the terms and subject to the conditions therein. At the effective time of the Merger (the “Effective Time”), the name of the combined company will be changed to “ViacomCBS Inc.” (“ViacomCBS”).

At the Effective Time, (1) each share of Viacom Class A Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS Corp., will be converted automatically into 0.59625 shares of ViacomCBS Class A Common Stock, and (2) each share of Viacom Class B Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS Corp., will be converted automatically into 0.59625 shares of ViacomCBS Class B Common Stock (together with ViacomCBS Class A Common Stock, the “ViacomCBS Common Stock”). At the Effective Time, each share of CBS Corp. Class A Common Stock and each share of CBS Corp. Class B Common Stock (together with CBS Corp. Class A Common Stock, the “CBS Corp. Common Stock”) issued and outstanding immediately prior to the Effective Time, will remain an issued and outstanding share of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock, respectively.

On October 16, 2019, CBS Corp. and Viacom entered into an amendment to the Merger Agreement pursuant to which CBS Corp. and Viacom agreed to delist the CBS Corp. Common Stock from the New York Stock Exchange and to list the ViacomCBS Common Stock on the NASDAQ Global Select Market following the Effective Time.

The Merger Agreement provides that the executive officers of ViacomCBS will include, among others, Mr. Robert M. Bakish, the current President and Chief Executive Officer of Viacom, who will serve as President and Chief Executive Officer of ViacomCBS; Ms. Christina Spade, the current Executive Vice President, Chief Financial

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Officer of CBS Corp., who will serve as Executive Vice President, Chief Financial Officer of ViacomCBS; and Ms. Christa D’Alimonte, the current Executive Vice President, General Counsel and Secretary of Viacom, who will serve as Executive Vice President, General Counsel and Secretary of ViacomCBS. Mr. Joseph R. Ianniello, the current President and Acting Chief Executive Officer of CBS Corp., will serve as Chairman and Chief Executive Officer of the CBS business of ViacomCBS. In addition, under the Merger Agreement, the Company and Viacom have agreed to take all actions necessary to cause the ViacomCBS board of directors to consist of 13 members, comprised of six CBS Corp. directors, four Viacom directors, two directors designated by National Amusements, Inc. (“NAI”), and the ViacomCBS Chief Executive Officer.

On October 25, 2019, the Company’s Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission (“SEC”) in connection with the pending Merger, was declared effective by the SEC. On October 28, 2019, NAI and a wholly owned subsidiary of NAI (together with NAI, the “NAI Parties”), the controlling stockholder of each of CBS Corp. and Viacom, delivered written consents that constitute receipt of stockholder approval for each of CBS Corp. and Viacom with respect to the adoption of the Merger Agreement and related approvals. The Company expects the Merger to close by early December 2019, subject to other customary closing conditions.

The Merger will be accounted for as a transaction between entities under common control as NAI is the controlling stockholder of each of CBS Corp. and Viacom. Upon the closing of the Merger, the net assets of Viacom will be combined with those of the Company at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods presented.

Operational Highlights - Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

Consolidated results of operations			Increase/(Decrease)
Three Months Ended September 30,	2019	2018	$	%
GAAP:
Revenues	$3,295	$3,263	$32	1%
Operating income	$501	$690	$(189)	(27)%
Net earnings	$319	$488	$(169)	(35)%
Diluted EPS	$.85	$1.29	$(.44)	(34)%
Net cash flow provided by operating activities	$27	$137	$(110)	(80)%

Non-GAAP: (a)
Adjusted operating income	$581	$736	$(155)	(21)%
Adjusted net earnings	$356	$469	$(113)	(24)%
Adjusted diluted EPS	$.95	$1.24	$.29	(23)%
Free cash flow	$(7)	$97	$(104)	n/m
n/m - not meaningful
(a) See pages 43-45 and 61-62 for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended September 30, 2019, revenues increased 1% to a third quarter record of $3.30 billion, led by increases in fees from television stations affiliated with the CBS Television Network (“station affiliation fees”) and retransmission revenues as well as growth from the Company’s direct-to-consumer digital streaming services. These increases were partially offset by lower advertising revenues, driven by lower political advertising sales as a result of the benefit to last year’s third quarter from the 2018 midterm elections; lower revenues during the Company’s 19-day carriage dispute with a distributor in the third quarter of 2019; and the timing of the broadcast of sporting events.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating income for the three months ended September 30, 2019 decreased 27% from the same prior-year period. The Company incurred costs associated with the pending Merger with Viacom in the third quarter of 2019 and costs associated with other corporate matters in the third quarter of 2018 that affected the comparability of results. Adjusted operating income decreased 21%, reflecting an increased investment in content, including a higher number of series produced for distribution on multiple platforms, and higher costs associated with the Company’s direct-to-consumer digital streaming services. The increased investment in content included new series produced for CBS All Access, Showtime and third-party platforms, as well as the timing of the airing of new series.

Net earnings and diluted earnings per share (“EPS”) for the three months ended September 30, 2019 decreased 35% and 34%, respectively, from the same prior-year period. Adjusted net earnings decreased 24% and adjusted diluted EPS decreased 23%, reflecting the lower operating income, which was partially offset by a lower effective income tax rate in 2019. Adjusted operating income, adjusted net earnings and adjusted diluted EPS are non-GAAP financial measures. See pages 43 - 45 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

Operational Highlights - Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

Consolidated results of operations			Increase/(Decrease)
Nine Months Ended September 30,	2019	2018	$	%
GAAP:
Revenues	$11,271	$10,490	$781	7%
Operating income	$2,424	$2,121	$303	14%
Net earnings	$2,342	$1,399	$943	67%
Diluted EPS	$6.23	$3.66	$2.57	70%
Net cash flow provided by operating activities	$341	$1,180	$(839)	(71)%

Non-GAAP: (a)
Adjusted operating income	$2,076	$2,211	$(135)	(6)%
Adjusted net earnings	$1,306	$1,414	$(108)	(8)%
Adjusted diluted EPS	$3.47	$3.70	$(.23)	(6)%
Free cash flow	$247	$1,080	$(833)	(77)%
(a) See pages 43-45 and 61-62 for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the nine months ended September 30, 2019, revenues increased 7%, with growth in each of the Company’s main revenue streams. Advertising revenues increased 7%, driven by the broadcasts of Super Bowl LIII and the national semifinals and championship game of the NCAA Division I Men’s Basketball Tournament (“NCAA Tournament”) on the CBS Television Network. Content licensing and distribution revenues increased 3%, mainly from an increase in sales of series produced for third parties and higher domestic licensing sales. Affiliate and subscription fee revenues grew 13%, led by higher station affiliation fees and retransmission revenues as well as growth from the Company’s direct-to-consumer digital streaming services.

Operating income for the nine months ended September 30, 2019 increased 14% from the same prior-year period. This comparison was impacted by several discrete items, including a gain of $549 million on the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019 and restructuring charges and costs associated with other corporate matters in 2019 and 2018. Adjusted operating income decreased 6% as a result of an increased investment in content and higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net earnings for the nine months ended September 30, 2019 were $2.34 billion, or $6.23 per diluted share, compared with $1.40 billion, or $3.66 per diluted share, for the same prior-year period. The net earnings and diluted EPS comparisons were impacted by the aforementioned discrete items as well as a deferred tax benefit in 2019 of $768 million, or $2.04 per diluted share, resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations. Adjusted net earnings decreased 8% and adjusted diluted EPS decreased 6%, mainly reflecting the lower adjusted operating income, which was partially offset by a lower effective income tax rate in 2019. Adjusted operating income, adjusted net earnings and adjusted diluted EPS are non-GAAP financial measures. See pages 43 - 45 for details of the discrete items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

The Company’s operating cash flow was $341 million for the nine months ended September 30, 2019 compared with $1.18 billion for the nine months ended September 30, 2018. Free cash flow for the nine months ended September 30, 2019 was $247 million compared with $1.08 billion for the same prior-year period. These decreases primarily reflected an increased investment in content and higher payments for income taxes, partially offset by the benefit from the broadcast of Super Bowl LIII on the CBS Television Network in 2019. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages 61 - 62 for a reconciliation of net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Completed Transactions
During the first quarter of 2019, the Company completed the sale of CBS Television City, which resulted in a gain of $549 million ($386 million, net of tax). In addition, in March 2019, the Company acquired the remaining 50% interest in Pop, a general entertainment cable network, for $50 million, bringing the Company’s ownership to 100%.

Dividends
During the third quarter of 2019, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $69 million, which were paid on October 1, 2019.

Adoption of New Leases Standard
During the first quarter of 2019, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on the accounting for leases. As a result of the adoption of this guidance, the Company’s Consolidated Balance Sheet at September 30, 2019 included right-of-use assets of $1.00 billion and lease liabilities of $1.08 billion, representing the present value of future lease payments for all operating leases with terms in excess of one year. The Company applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
The Company’s results for the three and nine months ended September 30, 2019 and 2018 included discrete items that affected comparability. Adjusted operating income, adjusted net earnings and adjusted diluted EPS exclude the impact of these discrete items and are measures of performance not calculated in accordance with GAAP. The Company uses these measures to, among other things, evaluate the Company’s operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of the Company’s operational strength and business performance. In addition, the Company uses adjusted operating income to, among other things, value prospective acquisitions and as one of several components of incentive compensation targets for certain management personnel. The Company believes these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by the Company’s management; provide a clearer perspective on the underlying performance of the Company; and make it easier for investors, analysts and peers to compare the Company’s operating performance to other companies in its industry and to compare the Company’s year-over-year results.

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

The following tables reconcile adjusted results to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended September 30, 2019
	Reported	Merger-Related Costs (a)	Tax Item (b)	Adjusted
Operating income	$501	$80	$—	$581
Interest expense	(114)	—	—	(114)
Interest income	12	—	—	12
Other items, net	(24)	—	—	(24)
Earnings before income taxes and equity in loss of investee companies	375	80	—	455
Provision for income taxes	(33)	—	(43)	(76)
Equity in loss of investee companies, net of tax	(23)	—	—	(23)
Net earnings	$319	$80	$(43)	$356
Diluted EPS	$.85	$.21	$(.11)	$.95
(a) Reflects costs incurred in connection with the pending Merger with Viacom.
(b) Reflects tax benefits realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the United States government on tax positions relating to federal tax legislation enacted in December 2017 (the “Tax Reform Act”).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2018
	Reported	Corporate Matters (a)	Tax Item (b)	Adjusted
Operating income	$690	$46	$—	$736
Interest expense	(115)	—	—	(115)
Interest income	12	—	—	12
Other items, net	(17)	—	—	(17)
Earnings before income taxes and equity in loss of investee companies	570	46	—	616
Provision for income taxes	(64)	(11)	(54)	(129)
Equity in loss of investee companies, net of tax	(18)	—	—	(18)
Net earnings	$488	$35	$(54)	$469
Diluted EPS	$1.29	$.09	$(.14)	$1.24
(a) Primarily reflects professional fees related to legal proceedings and investigations at the Company.
(b) Reflects a net tax benefit associated with changes in tax law.

	Nine Months Ended September 30, 2019
	Reported	Restructuring Charges	Merger-Related Costs and Other Corporate Matters (a)	Gain on Sale of Assets (b)	Tax Items (c)	Adjusted
Operating income	$2,424	$108	$93	$(549)	$—	$2,076
Interest expense	(346)	—	—	—	—	(346)
Interest income	38	—	—	—	—	38
Other items, net	(66)	—	—	—	—	(66)
Earnings before income taxes and equity in loss of investee companies	2,050	108	93	(549)	—	1,702
Benefit (provision) for income taxes	344	(27)	(3)	163	(811)	(334)
Equity in loss of investee companies, net of tax	(52)	—	—	(10)	—	(62)
Net earnings	$2,342	$81	$90	$(396)	$(811)	$1,306
Diluted EPS	$6.23	$.22	$.24	$(1.05)	$(2.16)	$3.47
(a) Reflects costs incurred in connection with the pending Merger with Viacom, legal proceedings involving the Company and other corporate matters.
(b) Reflects a gain of $549 million ($386 million, net of tax) on the sale of CBS Television City and a gain on the sale of an international joint venture.
(c) Reflects a deferred tax benefit of $768 million resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations, as well as tax benefits of $43 million realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the United States government on tax positions relating to the Tax Reform Act.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2018
	Reported	Restructuring Charges	Corporate Matters (a)	Tax Item (b)	Adjusted
Operating income	$2,121	$25	$65	$—	$2,211
Interest expense	(349)	—	—	—	(349)
Interest income	43	—	—	—	43
Other items, net	(52)	—	—	—	(52)
Earnings before income taxes and equity in loss of investee companies	1,763	25	65	—	1,853
Provision for income taxes	(312)	(6)	(15)	(54)	(387)
Equity in loss of investee companies, net of tax	(52)	—	—	—	(52)
Net earnings	$1,399	$19	$50	$(54)	$1,414
Diluted EPS	$3.66	$.05	$.13	$(.14)	$3.70
(a) Reflects professional fees related to legal proceedings, investigations at the Company and other corporate matters.
(b) Reflects a net tax benefit associated with changes in tax law.
Consolidated Results of Operations

Three and Nine Months Ended September 30, 2019 versus Three and Nine Months Ended September 30, 2018
Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2019		2018		$	%
Advertising	$1,177	36%	$1,263	39%	$(86)	(7)%
Content licensing and distribution	939	28	933	28	6	1
Affiliate and subscription fees	1,124	34	1,008	31	116	12
Other	55	2	59	2	(4)	(7)
Total Revenues	$3,295	100%	$3,263	100%	$32	1%

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2019		2018		$	%
Advertising	$4,645	41%	$4,323	41%	$322	7%
Content licensing and distribution	3,126	28	3,024	29	102	3
Affiliate and subscription fees	3,348	30	2,976	28	372	13
Other	152	1	167	2	(15)	(9)
Total Revenues	$11,271	100%	$10,490	100%	$781	7%
Advertising
For the three months ended September 30, 2019, advertising revenues decreased 7%, primarily reflecting lower political advertising sales as a result of the benefit to last year’s third quarter from the 2018 midterm elections; the timing of the broadcast of sporting events; and lower revenues during the Company’s 19-day carriage dispute with a distributor in the third quarter of 2019. For the nine months ended September 30, 2019, advertising revenues increased 7%, reflecting CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the National Football League (“NFL”), and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the national semifinals and championship game of the NCAA Tournament are broadcast on the CBS Television Network every other year through 2032 under the current agreement with the NCAA and Turner Broadcasting System, Inc. (“Turner”). These increases for the nine-month period were partially offset by lower revenues as a result of the timing of the broadcast of several other sporting events and lower political advertising sales. Underlying CBS Network advertising revenues increased 2% for each of the three and nine months ended September 30, 2019 from the same prior-year periods, reflecting higher pricing, which was partially offset by lower ratings for primetime programming.

During the fourth quarter of 2019, the Company’s advertising revenue comparison with the prior year will be negatively affected by last year’s benefit from record political advertising sales. In addition, a significant portion of advertising spots for the CBS Television Network’s non-sports programming is sold during May through July in the CBS Television Network’s upfront advertising sales (“Upfront”) each year. This year’s Upfront for the 2019/2020 television broadcast season, which runs from the middle of September 2019 through the middle of September 2020, concluded with pricing increases compared with the prior broadcast season, which are expected to benefit the Company’s advertising revenues during the 2019/2020 broadcast season. However, overall advertising revenues for the Company will be dependent on ratings for its programming and market conditions, including demand in the scatter advertising market, which is when advertisers purchase the remaining advertising spots closer to the broadcast of the related programming.

Content Licensing and Distribution
For the three and nine months ended September 30, 2019, content licensing and distribution revenues increased 1% and 3%, respectively, reflecting higher sales of series produced for third parties and growth from the domestic licensing of the Company’s content. These increases were partially offset by lower international licensing sales.

For the remainder of 2019, the content licensing and distribution revenues comparison will continue to be impacted by fluctuations resulting from the timing of when Company-owned television series are made available for multiyear licensing agreements.

Affiliate and Subscription Fees
Affiliate and subscription fees increased 12% and 13% for the three and nine months ended September 30, 2019, respectively. For the three-month period, the increase reflected 39% growth from the Company’s direct-to-consumer digital streaming services, CBS All Access and Showtime, and an aggregate increase of 18% in retransmission revenues, station affiliation fees and revenues from virtual MVPDs. For the nine-month period, the increase reflected 40% growth from the Company’s direct-to-consumer digital streaming services and an aggregate increase of 18% in retransmission revenues, station affiliation fees and revenues from virtual MVPDs.

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

International Revenues
The Company generated approximately 14% and 16% of its total revenues from international regions for the three months ended September 30, 2019 and 2018, respectively, and generated approximately 14% and 18% of its total revenues from international regions for the nine months ended September 30, 2019 and 2018, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

	Three Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2019		2018		$	%
Programming	$552	26%	$523	27%	$29	6%
Production	850	41	700	37	150	21
Participation, distribution and royalty	288	14	331	17	(43)	(13)
Other	388	19	368	19	20	5
Total Operating Expenses	$2,078	100%	$1,922	100%	$156	8%

	Nine Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2019		2018		$	%
Programming	$2,431	33%	$2,070	32%	$361	17%
Production	2,671	37	2,361	36	310	13
Participation, distribution and royalty	1,051	14	984	15	67	7
Other	1,182	16	1,091	17	91	8
Total Operating Expenses	$7,335	100%	$6,506	100%	$829	13%
Programming
For the three months ended September 30, 2019, the 6% increase in programming expenses was primarily driven by the inclusion of Pop since its acquisition in March 2019, as well as the mix of programming that aired on the CBS Television Network. For the nine months ended September 30, 2019, the 17% increase in programming expenses was driven by higher sports programming costs, mainly from CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament. The national semifinals and championship game of the NCAA Tournament are broadcast on the CBS Television Network every other year through 2032 under the current agreement with the NCAA and Turner. The Super Bowl is broadcast on CBS on a rotating basis with other networks through the 2022 season under the current contract with the NFL.

Production
For the three and nine months ended September 30, 2019, the increases in production expenses of 21% and 13%, respectively, reflected an increased investment in content, including a higher number of series produced for distribution on multiple platforms, as well as higher costs associated with the increase in television licensing revenues.

Participation, Distribution and Royalty
For the three months ended September 30, 2019, participation, distribution and royalty costs decreased 13%, mainly as a result of the mix of titles sold under television licensing arrangements and the mix of Publishing titles, as well as lower print book sales. For the nine months ended September 30, 2019, participation, distribution and royalty costs increased 7%, primarily reflecting higher costs associated with the increase in television licensing revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other
Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing. For the three and nine months ended September 30, 2019, the increases in other operating expenses of 5% and 8%, respectively, primarily reflected higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2019	% of Revenues	2018	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$584	18%	$549	17%	6%

	Nine Months Ended September 30,
	2019	% of Revenues	2018	% of Revenues	Increase/(Decrease)
Selling, general and administrative expenses	$1,702	15%	$1,605	15%	6%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy and back office support. For each of the three and nine months ended September 30, 2019, SG&A expenses increased 6%, primarily driven by higher advertising and marketing costs, reflecting an increase in the number of series premieres and costs associated with the Company’s direct-to-consumer digital streaming services, as well as the inclusion of Pop since its acquisition in March 2019. These increases were partially offset by compensation cost savings resulting from changes in senior management in 2018.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Depreciation and amortization	$52	$56	(7)%	$158	$168	(6)%

Restructuring Charges
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

As of September 30, 2019, the cumulative settlements for the 2019, 2018 and 2017 restructuring charges were $140 million, of which $126 million was for severance costs and $14 million was for costs associated with

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

contractual obligations and other related costs. The Company expects to substantially utilize its restructuring reserves by the end of 2020.

	Balance at	2019	2019	Balance at
	December 31, 2018	Charges	Settlements	September 30, 2019
Entertainment	$31	$48	$(37)	$42
Cable Networks	—	5	(2)	3
Publishing	2	5	(3)	4
Local Media	23	28	(19)	32
Corporate	12	22	(17)	17
Total	$68	$108	$(78)	$98

	Balance at	2018	2018	Balance at
	December 31, 2017	Charges	Settlements	December 31, 2018
Entertainment	$39	$27	$(35)	$31
Publishing	3	1	(2)	2
Local Media	11	18	(6)	23
Corporate	2	21	(11)	12
Total	$55	$67	$(54)	$68

Merger-related Costs and Other Corporate Matters
For the three and nine months ended September 30, 2019, the Company incurred costs of $80 million and $83 million, respectively, in connection with the pending Merger with Viacom, consisting of financial advisory, legal and other professional fees, as well as contractual executive compensation, including the accelerated vesting of stock-based compensation, that is triggered by the Merger. For the nine-month period, the Company also incurred costs of $10 million associated with legal proceedings involving the Company (see “Legal Matters”) and other corporate matters. During the three and nine months ended September 30, 2018, the Company recorded expenses of $46 million and $65 million, respectively, primarily for professional fees associated with legal proceedings, investigations at the Company and other corporate matters.

Gain on Sale of Assets
During the first quarter of 2019, the Company completed the sale of CBS Television City for $750 million. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Company’s Consolidated Balance Sheet at September 30, 2019 is a liability of $123 million, reflecting the present value of the estimated amount payable under the guarantee obligation. This transaction resulted in a gain of $549 million ($386 million, net of a tax provision of $163 million) for the nine months ended September 30, 2019, which includes a reduction for the guarantee obligation. The Company also recognized a tax benefit of $140 million in the fourth quarter of 2018 for the reversal of a valuation allowance relating to capital loss carryforwards that were utilized in connection with this sale.

Interest Expense/Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Interest expense	$(114)	$(115)	(1)%	$(346)	$(349)	(1)%
Interest income	$12	$12	—%	$38	$43	(12)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the Company’s outstanding debt balances, excluding finance leases, and the weighted average interest rate as of September 30, 2019 and 2018:

	At September 30,
		Weighted Average		Weighted Average
	2019	Interest Rate	2018	Interest Rate
Senior debt	$9,334	4.38%	$9,433	4.26%
Commercial paper	$50	2.25%	$374	2.41%
Other Items, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pension and postretirement benefit costs	$(23)	$(16)	$(69)	$(47)
Foreign exchange gains (losses)	(1)	(1)	3	(2)
Loss from investments	—	—	—	(3)
Other items, net	$(24)	$(17)	$(66)	$(52)
(Provision) Benefit for Income Taxes
The (provision) benefit for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes and equity in loss of investee companies.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Provision for income taxes before discrete items	$(84)	$(119)	(29)%	$(324)	$(364)	(11)%
Tax benefit from transfer of assets (a)	—	—		768	—
Provision for gain on sale of assets (b)	—	—		(163)	—
Impact of tax law changes (c)	—	54		—	54
Tax benefits from positions relating to the Tax Reform Act (d)	43	—		43	—
Audit settlements and statute lapses	6	2		7	3
Other discrete items	2	(1)		13	(5)
(Provision) benefit for income taxes	$(33)	$(64)	(48)%	$344	$(312)	n/m
Effective income tax rate	8.8%	11.2%		(16.8)%	17.7%
n/m - not meaningful
(a) Reflects a deferred tax benefit resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations. The related deferred tax asset is primarily expected to be realized over the next 25 years.
(b) Reflects the tax provision from the gain on the sale of CBS Television City.
(c) During the third quarter of 2018, in connection with the preparation of its 2017 federal tax return, the Company elected to utilize a federal tax law provision that was retroactively renewed in 2018. This tax law provision allowed the Company to immediately expense certain qualified production costs on its 2017 tax return. As a result, during the third quarter of 2018, the Company established a deferred tax liability associated with this deduction at the 2017 federal tax rate of 35%, and concurrently recorded a net tax benefit of $69 million, primarily reflecting the re-measurement of this deferred tax liability at the reduced federal corporate tax rate of 21% under the Tax Reform Act. This benefit was partially offset by a charge of $15 million to adjust the provisional amount of transition tax on cumulative foreign earnings and profits that resulted from the enactment of the Tax Reform Act.

(d)
Reflects tax benefits realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the United States government on tax positions relating to the Tax Reform Act.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Equity in Loss of Investee Companies, Net of Tax

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Equity in loss of investee companies, net of tax	$(23)	$(18)	28%	$(52)	$(52)	—%

During the nine months ended September 30, 2019, the Company recorded a gain of $10 million on the sale of an international joint venture.

Net Earnings and Diluted EPS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Net earnings	$319	$488	(35)%	$2,342	$1,399	67%
Diluted EPS	$.85	$1.29	(34)%	$6.23	$3.66	70%
For the three months ended September 30, 2019, net earnings and diluted EPS decreased 35% and 34%, respectively, mainly as a result of lower operating income, reflecting an increased investment in content and higher costs associated with the Company’s direct-to-consumer digital streaming services. The lower operating income was partially offset by a lower effective income tax rate in 2019. For the nine months ended September 30, 2019, the increases in net earnings and diluted EPS were driven by the gain of $549 million ($386 million, net of tax, or $1.03 per diluted share) from the sale of CBS Television City and the aforementioned tax benefit of $768 million, or $2.04 per diluted share, resulting from the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations
The Company presents operating income (loss) excluding restructuring charges, merger-related costs and other corporate matters and gain on sale of assets, each where applicable, (“Segment Operating Income”) as the primary measure of profit and loss for its operating segments in accordance with FASB guidance for segment reporting. The Company believes the presentation of Segment Operating Income is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management; provides a clearer perspective on the underlying performance of the Company; and makes it easier for investors, analysts and peers to compare the Company’s operating performance to other companies in its industry and to compare the Company’s year-over-year results. The reconciliation of Segment Operating Income to the Company’s consolidated net earnings is presented in Note 11 to the consolidated financial statements.
Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2019		2018		$	%
Revenues:
Entertainment	$2,286	69%	$2,190	67%	$96	4%
Cable Networks	563	17	529	17	34	6
Publishing	217	7	240	7	(23)	(10)
Local Media	406	12	434	13	(28)	(6)
Corporate/Eliminations	(177)	(5)	(130)	(4)	(47)	(36)
Total Revenues	$3,295	100%	$3,263	100%	$32	1%

	Three Months Ended September 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2019		2018		$	%
Segment Operating Income (Loss):
Entertainment	$302	52%	$384	52%	$(82)	(21)%
Cable Networks	196	34	241	33	(45)	(19)
Publishing	52	9	51	7	1	2
Local Media	96	16	124	17	(28)	(23)
Corporate/Eliminations	(65)	(11)	(64)	(9)	(1)	(2)
Total Segment Operating Income	581	100%	736	100%	(155)	(21)
Merger-related costs and other corporate matters	(80)		(46)		(34)	n/m
Total Operating Income	$501		$690		$(189)	(27)%
n/m - not meaningful

	Three Months Ended September 30,
			Increase/(Decrease)
	2019	2018	$	%
Depreciation and Amortization:
Entertainment	$30	$31	$(1)	(3)%
Cable Networks	5	5	—	—
Publishing	1	1	—	—
Local Media	10	11	(1)	(9)
Corporate	6	8	(2)	(25)
Total Depreciation and Amortization	$52	$56	$(4)	(7)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2019		2018		$	%
Revenues:
Entertainment	$8,203	73%	$7,345	70%	$858	12%
Cable Networks	1,677	15	1,653	16	24	1
Publishing	599	5	607	6	(8)	(1)
Local Media	1,286	11	1,269	12	17	1
Corporate/Eliminations	(494)	(4)	(384)	(4)	(110)	(29)
Total Revenues	$11,271	100%	$10,490	100%	$781	7%

	Nine Months Ended September 30,
		% of Total Segment Operating Income		% of Total Segment Operating Income
					Increase/(Decrease)
	2019		2018		$	%
Segment Operating Income (Loss):
Entertainment	$1,258	61%	$1,237	56%	$21	2%
Cable Networks	556	27	722	32	(166)	(23)
Publishing	102	5	98	5	4	4
Local Media	364	17	370	17	(6)	(2)
Corporate/Eliminations	(204)	(10)	(216)	(10)	12	6
Total Segment Operating Income	2,076	100%	2,211	100%	(135)	(6)
Restructuring charges	(108)		(25)		(83)	n/m
Merger-related costs and other corporate matters	(93)		(65)		(28)	n/m
Gain on sale of assets	549		—		549	n/m
Total Operating Income	$2,424		$2,121		$303	14%
n/m - not meaningful

	Nine Months Ended September 30,
			Increase/(Decrease)
	2019	2018	$	%
Depreciation and Amortization:
Entertainment	$89	$94	$(5)	(5)%
Cable Networks	15	14	1	7
Publishing	4	4	—	—
Local Media	30	33	(3)	(9)
Corporate	20	23	(3)	(13)
Total Depreciation and Amortization	$158	$168	$(10)	(6)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment (CBS Television Network, CBS Television Studios, CBS Global Distribution Group, Network 10, CBS Interactive, CBS Sports Network and CBS Films)
Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
			Increase/(Decrease)
Entertainment	2019	2018	$	%
Revenues	$2,286	$2,190	$96	4%
Segment Operating Income	$302	$384	$(82)	(21)%
Segment Operating Income as a % of revenues	13%	18%
Depreciation and amortization	$30	$31	$(1)	(3)%
Capital expenditures	$17	$20	$(3)	(15)%
For the three months ended September 30, 2019, the 4% increase in revenues was led by 22% growth in affiliate and subscription fee revenues, driven by higher station affiliation fees and revenues from virtual MVPDs as well as subscriber growth at CBS All Access. Content licensing and distribution revenues increased 7%, driven by higher sales of series produced for third parties. Advertising revenues, which were impacted by the timing of the broadcast of sporting events and the Company’s 19-day carriage dispute with a distributor, were 5% lower than the third quarter of 2018. Underlying CBS Network advertising for the three months ended September 30, 2019 increased 2% from the same prior-year period.

For the three months ended September 30, 2019, operating income decreased 21%, as the revenue growth was offset by an increased investment in content, including a higher number of series produced and the timing of the airing of new series, as well as higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services.
Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
			Increase/(Decrease)
Entertainment	2019	2018	$	%
Revenues	$8,203	$7,345	$858	12%
Segment Operating Income	$1,258	$1,237	$21	2%
Segment Operating Income as a % of revenues	15%	17%
Restructuring charges	$48	$6	$42	n/m
Depreciation and amortization	$89	$94	$(5)	(5)%
Capital expenditures	$60	$58	$2	3%
n/m - not meaningful
For the nine months ended September 30, 2019, the 12% increase in revenues was led by 9% growth in advertising revenues, driven by CBS’ broadcast of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament, which were partially offset by the timing of the broadcasts of other sporting events. Underlying CBS Network advertising revenues increased 2% for the nine months ended September 30, 2019 from the same prior-year period. Affiliate and subscription fee revenues grew 23%, primarily as a result of higher station affiliation fees and revenues from virtual MVPDs, as well as subscriber growth at CBS All Access. Content licensing and distribution revenues increased 10%, driven by growth from domestic licensing, as well as higher sales of series produced for third parties. These increases were partially offset by lower international licensing.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the nine months ended September 30, 2019, operating income increased 2%, as the revenue growth was offset by an increased investment in content; higher costs associated with the growth and expansion of the Company’s direct-to-consumer digital streaming services; and costs associated with the broadcast of Super Bowl LIII. Restructuring charges for the nine months ended September 30, 2019 primarily reflected severance costs associated with a voluntary restructuring plan and costs associated with exiting contractual obligations.
Cable Networks (Showtime Networks, Pop and Smithsonian Networks)
Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2019	2018	$	%
Revenues	$563	$529	$34	6%
Segment Operating Income	$196	$241	$(45)	(19)%
Segment Operating Income as a % of revenues	35%	46%
Depreciation and amortization	$5	$5	$—	—%
Capital expenditures	$4	$4	$—	—%
For the three months ended September 30, 2019, revenues increased 6%, primarily reflecting growth from the Showtime digital streaming subscription offering and the inclusion of the results of Pop. The Company acquired the remaining 50% interest in Pop, a general entertainment cable network, in March 2019, bringing the Company’s ownership to 100%. As of September 30, 2019, subscriptions totaled approximately 27 million for Showtime, including its direct-to-consumer digital streaming subscription offering, and 32 million for Smithsonian Networks.

For the three months ended September 30, 2019, operating income decreased 19% mainly as a result of an increased investment in programming, including costs associated with new Showtime series, such as City on a Hill, On Becoming a God in Central Florida and the limited series The Loudest Voice.
Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2019	2018	$	%
Revenues	$1,677	$1,653	$24	1%
Segment Operating Income	$556	$722	$(166)	(23)%
Segment Operating Income as a % of revenues	33%	44%
Restructuring charges	$5	$—	$5	n/m
Depreciation and amortization	$15	$14	$1	7%
Capital expenditures	$8	$10	$(2)	(20)%
n/m - not meaningful
For the nine months ended September 30, 2019, the 1% increase in revenues primarily reflects growth from the Showtime digital streaming subscription offering and the inclusion of the results of Pop. These increases were partially offset by the benefit to 2018 from the renewal of a significant domestic licensing sale of Dexter.
For the nine months ended September 30, 2019, the 23% decrease in operating income was driven by an increased investment in programming, including costs for new series in 2019; higher advertising and marketing costs to promote new series and drive subscriber growth to the Showtime direct-to-consumer offering; and costs associated with Pop. New Showtime series in 2019 included City on a Hill, On Becoming a God in Central Florida, Black

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Monday, Desus & Mero, and The Loudest Voice. Restructuring charges for the nine months ended September 30, 2019 primarily reflected severance costs associated with a voluntary restructuring plan.
In March 2019, the Company acquired the remaining 50% interest in Pop, bringing the Company’s ownership to 100%. The results of Pop are included in the Cable Networks segment from the date of acquisition.
Publishing (Simon & Schuster)
Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
			Increase/(Decrease)
Publishing	2019	2018	$	%
Revenues	$217	$240	$(23)	(10)%
Segment Operating Income	$52	$51	$1	2%
Segment Operating Income as a % of revenues	24%	21%
Depreciation and amortization	$1	$1	$—	—%
Capital expenditures	$3	$2	$1	50%
For the three months ended September 30, 2019, the 10% decrease in revenues mainly reflects lower print book sales compared with the third quarter of 2018, which included the record-breaking release of Fear: Trump in the White House by Bob Woodward. Bestselling titles in the third quarter of 2019 included The Institute by Stephen King and The Book of Gutsy Women by Hillary Rodham Clinton and Chelsea Clinton.

For the three months ended September 30, 2019, the 2% increase in operating income primarily reflects a decrease in costs as a result of lower print book sales as well as the mix of titles.
Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
			Increase/(Decrease)
Publishing	2019	2018	$	%
Revenues	$599	$607	$(8)	(1)%
Segment Operating Income	$102	$98	$4	4%
Segment Operating Income as a % of revenues	17%	16%
Restructuring charges	$5	$1	$4	n/m
Depreciation and amortization	$4	$4	$—	—%
Capital expenditures	$5	$4	$1	25%
n/m - not meaningful
For the nine months ended September 30, 2019, the 1% decrease in revenues primarily reflected lower print book sales.

For the nine months ended September 30, 2019, the 4% increase in operating income primarily reflects a decrease in costs as a result of lower print book sales as well as the mix of titles. Restructuring charges for the nine months ended September 30, 2019 primarily reflected severance costs associated with a voluntary restructuring plan.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Local Media (CBS Television Stations and CBS Local Digital Media)
Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
			Increase/(Decrease)
Local Media	2019	2018	$	%
Revenues	$406	$434	$(28)	(6)%
Segment Operating Income	$96	$124	$(28)	(23)%
Segment Operating Income as a % of revenues	24%	29%
Depreciation and amortization	$10	$11	$(1)	(9)%
Capital expenditures	$7	$6	$1	17%
For the three months ended September 30, 2019, the 6% decrease in revenues was driven by lower political advertising sales as a result of the benefit to last year’s third quarter from the 2018 midterm elections and lower revenues during the Company’s 19-day carriage dispute with a distributor in the third quarter of 2019. These decreases were partially offset by higher retransmission revenues.

For the three months ended September 30, 2019, the 23% decrease in operating income mainly reflects the decrease in high-margin political advertising sales.
Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
			Increase/(Decrease)
Local Media	2019	2018	$	%
Revenues	$1,286	$1,269	$17	1%
Segment Operating Income	$364	$370	$(6)	(2)%
Segment Operating Income as a % of revenues	28%	29%
Restructuring charges	$28	$11	$17	n/m
Depreciation and amortization	$30	$33	$(3)	(9)%
Capital expenditures	$14	$15	$(1)	(7)%
n/m - not meaningful
For the nine months ended September 30, 2019, the 1% increase in revenues primarily reflected growth in retransmission revenues and CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament. These increases were partially offset by lower political advertising sales and lower revenues during the Company’s above-mentioned 19-day carriage dispute with a distributor.

For the nine months ended September 30, 2019, the 2% decrease in operating income primarily reflects the mix of revenues. Retransmission revenues have associated network affiliation costs paid to the CBS Television Network, whereas political advertising sales have a high operating income margin. Restructuring charges for the nine months ended September 30, 2019 primarily reflected severance costs associated with a voluntary restructuring plan.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Corporate
Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
			Increase/(Decrease)
Corporate	2019	2018	$	%
Segment Operating Loss	$(65)	$(64)	$(1)	(2)%
Depreciation and amortization	$6	$8	$(2)	(25)%
Capital expenditures	$3	$5	$(2)	(40)%
Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
			Increase/(Decrease)
Corporate	2019	2018	$	%
Segment Operating Loss	$(204)	$(216)	$12	6%
Restructuring charges	$22	$7	$15	n/m
Depreciation and amortization	$20	$23	$(3)	(13)%
Capital expenditures	$7	$12	$(5)	(42)%
n/m - not meaningful
Corporate expenses include general corporate overhead, unallocated shared company expenses and intercompany eliminations. For the nine months ended September 30, 2019, corporate expenses decreased 6% primarily reflecting lower compensation costs resulting from changes in senior management during 2018. Restructuring charges for the nine months ended September 30, 2019 primarily reflected severance costs.
Financial Position

	At	At	Increase/(Decrease)
	September 30, 2019	December 31, 2018	$	%
Current Assets:
Cash and cash equivalents	$196	$322	$(126)	(39)%
Receivables, net (a)	3,685	4,041	(356)	(9)
Programming and other inventory	1,964	1,988	(24)	(1)
Prepaid income taxes	—	27	(27)	(100)
All other current assets	428	374	54	14
Total current assets	$6,273	$6,752	$(479)	(7)%
(a) The decrease primarily reflects cash collections in excess of billings mainly due to seasonality.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	September 30, 2019	December 31, 2018	$	%
Programming and other inventory (a)	$4,861	$3,883	$978	25%
Goodwill (b)	$5,064	$4,920	$144	3%
Operating lease assets (c)	$1,001	$—	$1,001	n/m
Deferred income tax assets, net (d)	$779	$29	$750	n/m
Other assets (e)	$2,672	$2,395	$277	12%
Assets held for sale (f)	$—	$33	$(33)	(100)%
n/m - not meaningful
(a) The increase primarily reflects a higher investment in programming, as well as the seasonality of the Company’s programming.
(b) The increase primarily reflects the acquisition of the remaining 50% interest in Pop, a general entertainment cable network, in March 2019.
(c) Reflects the recognition of right-of-use assets for the Company’s operating leases as a result of the adoption of FASB guidance on the accounting for leases on January 1, 2019.
(d) The increase reflects a deferred tax benefit related to the transfer of intangible assets between subsidiaries of the Company in connection with a reorganization of the Company’s international operations.
(e) The increase primarily reflects higher receivables from television licensing arrangements.
(f) The balance at December 31, 2018 reflected the assets of CBS Television City, which were sold during the first quarter of 2019.

	At	At	Increase/(Decrease)
	September 30, 2019	December 31, 2018	$	%
Current Liabilities:
Accounts payable (a)	$308	$201	$107	53%
Accrued compensation (a)	280	346	(66)	(19)
Participants’ share and royalties payable	1,201	1,177	24	2
Accrued programming and production costs (b)	635	704	(69)	(10)
Income taxes payable (c)	94	—	94	n/m
Commercial paper	50	674	(624)	(93)
Accrued expenses and other current liabilities (d)	1,554	1,471	83	6
Total current liabilities	$4,122	$4,573	$(451)	(10)%
n/m - not meaningful
(a) The increase (decrease) primarily reflects the timing of payments.
(b) The decrease is due to the timing of the production of television programming.
(c) The increase primarily reflects the timing of income tax payments.
(d) The increase primarily reflects operating lease liabilities of $131 million resulting from the adoption of FASB guidance on the accounting for leases on January 1, 2019. This increase was partially offset by the timing of interest payments.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At	Increase/(Decrease)
	September 30, 2019	December 31, 2018	$	%
Deferred income tax liabilities, net (a)	$552	$399	$153	38%
Noncurrent operating lease liabilities (b)	$948	$—	$948	n/m
Other liabilities (c)	$3,089	$3,230	$(141)	(4)%
n/m - not meaningful
(a) The increase primarily reflects the utilization of capital loss carryforwards in connection with the sale of CBS Television City.
(b) Reflects the adoption of FASB guidance on the accounting for leases on January 1, 2019.
(c) Primarily reflects a decrease to long-term tax liabilities, including the reserve for uncertain tax positions, for amounts paid as a result of guidance issued by the United States government in January 2019 relating to the Tax Reform Act. This decrease was partially offset by a guarantee liability recorded in connection with the sale of CBS Television City.
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$341	$1,179	$(838)
Discontinued operations	—	1	(1)
Net cash flow provided by operating activities	341	1,180	(839)
Net cash flow provided by (used for) investing activities from:
Continuing operations	553	(196)	749
Discontinued operations	—	(23)	23
Net cash flow provided by (used for) investing activities	553	(219)	772
Net cash flow used for financing activities	(1,018)	(1,064)	46
Net decrease in cash, cash equivalents and restricted cash	$(124)	$(103)	$(21)
Operating Activities. For the nine months ended September 30, 2019, the decrease in cash provided by operating activities was primarily driven by an increased investment in content, including a higher number of series produced for distribution on multiple platforms, and higher cash payments for income taxes, partially offset by the benefit from the broadcast of Super Bowl LIII on the CBS Television Network in 2019. During the nine months ended September 30, 2019, the Company made net income tax payments of $333 million compared to net income tax refunds of $19 million for the same prior-year period. The increase was primarily due to a payment in 2019 as a result of guidance issued by the United States government in January 2019 relating to the transition tax on cumulative foreign earnings and profits that resulted from the enactment of the Tax Reform Act in December 2017. In addition, cash taxes for 2018 benefited from the application of a federal income tax overpayment carryforward from 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Nine Months Ended September 30,
	2019	2018
Investments in and advances to investee companies (a)	$(72)	$(76)
Capital expenditures	(94)	(99)
Acquisitions, net of cash acquired (b)	(39)	(29)
Proceeds from dispositions (c)	740	—
All other investing activities, net	18	8
Net cash flow provided by (used for) investing activities from continuing operations	553	(196)
Net cash flow used for investing activities from discontinued operations	—	(23)
Net cash flow provided by (used for) investing activities	$553	$(219)
(a) Mainly includes the Company’s investment in The CW as well as its other domestic and international television joint ventures.
(b) 2019 reflects the acquisition of the remaining 50% interest in Pop, a general entertainment cable network.
(c) Primarily reflects the sale of CBS Television City.
Financing Activities

	Nine Months Ended September 30,
	2019	2018
Repayments of short-term debt borrowings, net	$(624)	$(305)
Proceeds from issuance of senior notes	492	—
Repayment of senior notes	(600)	—
Dividends	(205)	(208)
Repurchase of CBS Corp. Class B Common Stock	(14)	(497)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(43)	(59)
Acquisition of noncontrolling interest (a)	(26)	—
All other financing activities, net	2	5
Net cash flow used for financing activities	$(1,018)	$(1,064)
(a) Reflects the acquisition of the remaining interest in the Smithsonian Channel.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow reflects the Company’s net cash flow provided by operating activities before operating cash flow from discontinued operations, and less capital expenditures. The Company’s calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to the Company’s operations. The Company’s net cash flow provided by operating activities is the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities to free cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net cash flow provided by operating activities	$27	$137	$341	$1,180
Capital expenditures	(34)	(37)	(94)	(99)
Less: Operating cash flow from discontinued operations	—	3	—	1
Free cash flow	$(7)	$97	$247	$1,080

Dividends
During the third quarter of 2019, the Company declared a quarterly cash dividend of $.18 per share on its Class A and Class B Common Stock, resulting in total dividends of $69 million, which were paid on October 1, 2019.
Capital Structure
The following table sets forth the Company’s debt.

	At	At
	September 30, 2019	December 31, 2018
Commercial paper	$50	$674
Senior debt (2.30% – 7.875% due 2019 – 2045) (a)	9,334	9,435
Obligations under finance leases	35	43
Total debt	9,419	10,152
Less commercial paper	50	674
Less current portion of long-term debt	10	13
Total long-term debt, net of current portion	$9,359	$9,465
(a) At September 30, 2019 and December 31, 2018, the senior debt balances included (i) a net unamortized discount of $57 million and $58 million, respectively, (ii) unamortized deferred financing costs of $42 million and $43 million at September 30, 2019 and December 31, 2018, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $6 million and $5 million, respectively. The face value of the Company’s senior debt was $9.44 billion and $9.54 billion at September 30, 2019 and December 31, 2018, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In March 2019, the Company issued $500 million of 4.20% senior notes due 2029. The Company used the net proceeds from this issuance in the redemption of its $600 million outstanding 2.30% senior notes due August 2019.

Commercial Paper
The Company had outstanding commercial paper borrowings under its $2.5 billion commercial paper program of $50 million and $674 million at September 30, 2019 and December 31, 2018, respectively, each with maturities of less than 60 days. The weighted average interest rate for these borrowings was 2.25% and 3.02% at September 30, 2019 and December 31, 2018, respectively.

Credit Facility
At September 30, 2019, the Company had a $2.5 billion revolving credit facility (the “Credit Facility”) which expires in June 2021. The Credit Facility requires the Company to maintain a maximum Consolidated Leverage Ratio of 4.5x at the end of each quarter as further described in the Credit Facility. At September 30, 2019, the Company’s Consolidated Leverage Ratio was approximately 3.1x.

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

The Credit Facility is used for general corporate purposes. At September 30, 2019, the Company had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.49 billion.

Liquidity and Capital Resources
The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, operating leases, interest payments, and pension funding obligations. The Company’s investing and financing spending includes capital expenditures, share repurchases, dividends and principal payments on its outstanding indebtedness. The Company believes that its operating cash flows; cash and cash equivalents; borrowing capacity under the Credit Facility, which had $2.49 billion of remaining availability at September 30, 2019; and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months.

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

The Company’s long-term debt obligations due over the next five years of $2.63 billion are expected to be funded by cash generated from operating activities and the Company’s ability to refinance its debt.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Guarantees
On January 31, 2019, the Company completed the sale of CBS Television City. The Company has guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Company’s Consolidated Balance Sheet at September 30, 2019 is a liability of $123 million, reflecting the present value of the estimated amount payable under the guarantee obligation (Level 3 in the fair value hierarchy).

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2019, the outstanding letters of credit and surety bonds approximated $101 million and were not recorded on the Company’s Consolidated Balance Sheet.

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
Legal Matters
General.    On an ongoing basis, the Company vigorously defends itself in numerous lawsuits and proceedings and responds to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against the Company without merit, is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the below-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the separation agreement between the Company and Viacom, the Company and Viacom have agreed to defend and indemnify the other in certain litigation in which the Company and/or Viacom is named.

Litigation Relating to the Pending Merger with Viacom.  On September 27, 2019, Bucks County Employees Retirement Fund (the “Bucks County Fund”), a purported holder of CBS Corp. Class B Common Stock, served the Company with a demand for inspection of books and records pursuant to 8 Del. C. § 220 in connection with the pending Merger (the “Demand”). While the Company has not conceded the Bucks County Fund’s entitlement to any documents, on October 10, 2019, the Company offered to produce certain categories of documents properly within the scope of a books and records demand under § 220. The Bucks County Fund rejected the Company’s offer and filed litigation in the Court of Chancery of the State of Delaware on October 15, 2019, seeking to compel production of all documents requested in the Demand.

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

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against the Company, certain current and former senior executives and members of the Board. The consolidated action is stated to be on behalf of purchasers of CBS Corp.’s Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which are pending. The Company believes that the claims are without merit and is currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in the Company’s consolidated financial statements.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2019, the Company had pending approximately 31,030 asbestos claims, as compared with approximately 31,570 as of December 31, 2018 and 31,500 as of September 30, 2018. During the third quarter of 2019, the Company received approximately 850 new claims and closed or moved to an inactive docket approximately 1,940 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. The Company’s total costs for the years 2018 and 2017 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $45 million and $57 million, respectively. The Company’s costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cautionary Statement Concerning Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward‑looking statements. These forward‑looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: changes in the public acceptance of the Company’s content; advertising market conditions generally; changes in technology and its effect on competition in the Company’s markets; changes in the federal communications laws and regulations; increased programming costs and investments; the impact of piracy on the Company’s products; the impact of the consolidation in the market for the Company’s content; the impact of negotiations or the loss of affiliation agreements or retransmission agreements; the outcomes of investigation- related legal actions, which are inherently unpredictable, and any associated costs; the impact of union activity, including possible strikes or work stoppages or the Company’s inability to negotiate favorable terms for contract renewals; the pending Merger with Viacom may not be completed on anticipated terms and timing; a condition to closing of the pending Merger may not be satisfied, including obtaining regulatory approvals; the anticipated tax treatment of the pending Merger may not be obtained; the potential impact of unforeseen liabilities, future capital expenditures, revenues, costs, expenses, earnings, synergies, economic performance, indebtedness, financial condition and losses on the future prospects, business and management strategies for the management, expansion and growth of the combined business after the consummation of the pending Merger; litigation relating to the pending Merger against the Company, Viacom or their respective directors; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the pending Merger; any negative effects of the announcement, pendency or consummation of the pending Merger on the market price of the Company’s common stock and on the Company’s or Viacom’s operating results; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the pending Merger; the risks and costs associated with the integration of, and the ability of the Company and Viacom to integrate, the businesses successfully and to achieve anticipated synergies; the risk that disruptions from the pending Merger will harm the Company’s or Viacom’s business, including current plans and operations; the ability of the Company or Viacom to retain and hire key personnel and uncertainties arising from leadership changes; other domestic and global economic, business, competitive, technological and/or other regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s filings made under the securities laws, including, among others, those set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Reports on Form 10-Q, in the Company’s recent Current Reports on Form 8-K and in the Registration Statement on Form S-4 filed on October 24, 2019 in connection with the pending Merger. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward‑looking statements included in this document are made only as of the date of this document and the Company does not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
The information set forth in Note 13 to the consolidated financial statements appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Report”) under the captions “Litigation Relating to the Pending Merger with Viacom,” “Investigation-Related Matters” and “Separation Agreement” is incorporated by reference herein.

Item 1A.	Risk Factors.

In addition to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the following risks relating to the pending Merger between the Company and Viacom, among others, could adversely affect the Company’s business, financial condition and results of operations before the Merger and, upon completion of the Merger, thereafter. A discussion of these and other risk factors relating to the pending Merger are included in the Company’s Registration Statement on Form S-4 filed with the SEC on October 24, 2019.

Risk Factors Relating to the Pending Merger with Viacom

CBS Corp. and Viacom will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees, commercial partners, clients and customers may have an adverse effect on CBS Corp. or Viacom. These uncertainties may impair CBS Corp.’s or Viacom’s ability to retain and motivate key personnel and could cause customers and others that deal with CBS Corp. or Viacom, as applicable, to defer or decline entering into contracts with CBS Corp. or Viacom, as applicable, or making other decisions concerning CBS Corp. or Viacom, as applicable, or seek to change existing business relationships with CBS Corp. or Viacom, as applicable. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Merger, CBS Corp.’s and Viacom’s businesses could be harmed. Furthermore, the Merger Agreement contains restrictions on the ability of CBS Corp. and Viacom to take certain actions outside the ordinary course of business prior to the closing of the Merger (the “Closing”), which may delay or prevent CBS Corp. and Viacom from undertaking certain actions or business opportunities that may arise prior to the Closing. For additional information, see the Merger Agreement incorporated by reference as an exhibit in this Report.

Failure to complete the Merger could negatively impact the business, financial results and stock price of CBS Corp.
If the Merger is not completed, the ongoing business of CBS Corp. may be adversely affected and CBS Corp. will be subject to several risks and consequences, including the following:

•	CBS Corp. may be required, under certain circumstances, to pay Viacom a termination fee of $560,000,000;

•
CBS Corp. will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings and filing and printing fees; and

•
matters relating to the Merger may require substantial commitments of time and resources by CBS Corp. management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to CBS Corp.

In addition, if the Merger is not completed, CBS Corp. may experience negative reactions from the financial markets and from its employees, commercial partners, clients and customers. CBS Corp. could also be subject to further litigation, including litigation related to failure to complete the Merger or to enforce its obligations under the Merger Agreement. If the Merger is not completed by May 13, 2020, CBS Corp. or Viacom may choose not to proceed with the Merger. Moreover, the parties can mutually decide to terminate the Merger Agreement at any time prior to the Closing. In addition, each of CBS Corp. and Viacom may elect to terminate the Merger Agreement in certain circumstances, as described in the Merger Agreement. If the Merger is not consummated, there can be no assurance that the risks described above will not materially affect the business, financial results and stock price of CBS Corp. For a description of the circumstances under which a termination fee is payable, see the Merger Agreement incorporated by reference as an exhibit in this Report.

Litigation relating to the Merger may be filed against the CBS Corp. board of directors, the CBS Corp. special committee, the Viacom board of directors and/or the Viacom special committee that could prevent or delay the Closing and/or result in the payment of damages following the Closing.
In connection with the Merger, it is possible that CBS Corp. stockholders and/or Viacom stockholders may file putative class action lawsuits against the CBS Corp. board of directors, the special transaction committee of members of the CBS Corp. board of directors, the Viacom board of directors and/or the special transaction committee of members of the Viacom board of directors. Among other remedies, these stockholders could seek damages and/or to enjoin the Merger. The outcome of any litigation is uncertain and any such potential lawsuits could prevent or delay the Closing and/or result in substantial costs to CBS Corp. and/or Viacom. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect ViacomCBS’ business, financial condition, results of operations and cash flows. See Note 13 to the consolidated financial statements appearing in Item 1 of Part I of this Report under the caption “Litigation Related to the Pending Merger with Viacom” for further information.

The shares of ViacomCBS Common Stock to be held by CBS Corp. stockholders upon the Closing will have different rights from the shares of CBS Common Stock prior to the Closing.
Upon the Closing, the rights of CBS Corp. stockholders will be governed by the laws of the state of Delaware and the terms of the amended and restated certificate of incorporation of ViacomCBS (the “A&R Charter”) and the amended and restated bylaws of ViacomCBS (the “A&R Bylaws”). The A&R Charter and A&R Bylaws are in some respects materially different than the terms of the CBS Corp. charter and the CBS Corp. bylaws, which currently govern the rights of CBS Corp. stockholders. See the form A&R Charter and form A&R Bylaws attached as exhibits to the Merger Agreement incorporated by reference as an exhibit in this Report.

Although CBS Corp. expects that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized or may not be realized within the expected time frame.
The ability of CBS Corp. to realize the anticipated benefits of the Merger will depend, to a large extent, on ViacomCBS’ ability to integrate CBS Corp.’s and Viacom’s businesses in a manner that facilitates growth opportunities and achieves the projected standalone cost savings and revenue growth trends identified by each company without adversely affecting current revenues and investments in future growth. Even if ViacomCBS is able to integrate the two companies successfully, the anticipated benefits of the Merger, including the expected synergies, may not be realized fully or at all or may take longer to realize than expected.

CBS Corp.’s business and Viacom’s business may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Merger. Revenues following the Merger may be lower than expected.
The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining CBS Corp.’s and Viacom’s business practices and operations. This process may disrupt CBS Corp.’s and Viacom’s businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, the activities of ViacomCBS and could adversely affect the results of operations of ViacomCBS. The overall combination of CBS Corp.’s and Viacom’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management attention to integration matters;

•
difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in integrating employees and attracting and retaining key personnel, including talent;

•
challenges in retaining existing, and obtaining new customers, viewers, suppliers, distributors, licensors, lessors, employees, business associates and others, including material content providers, studios, authors, producers, directors, actors and other talents, guilds and advertisers;

•	difficulties in achieving anticipated cost savings, synergies, accretion targets, business opportunities, financing plans and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in continuing to develop valuable and widely-accepted content and technologies;

•	contingent liabilities that are larger than expected; and

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Many of these factors are outside of the control of CBS Corp. and Viacom and/or will be outside the control of ViacomCBS, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of ViacomCBS. In addition, even if the operations of the businesses of CBS Corp. and Viacom are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of CBS Corp. and Viacom. All of these factors could cause dilution to the earnings per share of ViacomCBS, decrease or delay the projected accretive effect of the Merger, and negatively impact the price of the ViacomCBS Common Stock following the Merger. As a result, it cannot be assured that the combination of CBS Corp. and Viacom will result in the realization of the full benefits expected from the Merger within the anticipated time frames or at all.

CBS Corp. and Viacom have incurred, and will incur, substantial direct and indirect costs as a result of the Merger.
CBS Corp. and Viacom have incurred, and will incur, substantial expenses in connection with and as a result of completing the Merger, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings and filing and printing fees. In addition, over a period of time following the Closing, ViacomCBS is also expected to incur substantial expenses in connection with integrating and coordinating the businesses, operations, policies and procedures of CBS Corp. and Viacom. A portion of the transaction costs related to the Merger will be incurred regardless of whether the Merger is completed. While CBS Corp. has assumed that a certain level of transaction expenses will be incurred, factors beyond CBS Corp.’s and Viacom’s control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses will exceed the costs historically borne by CBS Corp. and Viacom. These costs could adversely affect the financial condition and results of operations of CBS Corp. and Viacom prior to the Merger and of ViacomCBS following the Merger.

The market price for ViacomCBS Common Stock following the Closing may be affected by factors different from those that historically have affected or currently affect CBS Corp. Common Stock.

ViacomCBS’ business and financial position will differ from the business and financial position of CBS Corp. before the Closing and, accordingly, the results of operations of ViacomCBS will be affected by some factors that are different from those currently affecting the results of operations of CBS Corp. Accordingly, the market price and performance of ViacomCBS Common Stock is likely to be different from the performance of CBS Corp. Common Stock in the absence of the Merger. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, ViacomCBS Common Stock, regardless of ViacomCBS’ actual operating performance.

The Merger may not be accretive and may cause dilution to the earnings per share of ViacomCBS, which may negatively affect the market price of the ViacomCBS Common Stock.
In the Merger, based on the estimated number of shares of CBS Corp. Common Stock and Viacom Common Stock that are expected to be outstanding immediately prior to the Closing, it is anticipated that CBS Corp. will issue approximately 243 million shares of ViacomCBS Common Stock. The issuance of these new shares could have the effect of depressing the market price of the ViacomCBS Common Stock. In addition, CBS Corp. (or ViacomCBS after the Merger) could encounter other transaction-related costs, such as the failure to realize all of the benefits anticipated in the Merger, which could cause dilution to ViacomCBS’ earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the market price of the ViacomCBS Common Stock.

Consummation of the Merger will increase ViacomCBS’ exposure to the risks of operating internationally.
CBS Corp. is a mass media company with businesses that operate and have customers worldwide. Although many of CBS Corp.’s businesses increasingly involve consumers outside of the U.S., the combination with Viacom will increase the importance of international operations to ViacomCBS’ future operations, growth and prospects. The risks of operating internationally that ViacomCBS faces may therefore be increased upon the Closing.

NAI, through its voting control of ViacomCBS, will be in a position to control actions that require stockholder approval.
NAI, through its direct and indirect ownership of ViacomCBS Class A Common Stock, will have voting control of ViacomCBS. Immediately following the Closing, NAI is expected to directly or indirectly own approximately 79.4% of the shares of ViacomCBS Class A Common Stock outstanding, and approximately 10.1% of the shares of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock outstanding on a combined basis (and based on fully diluted shares outstanding of ViacomCBS, including restricted stock units, performance-based restricted stock units and exercisable options). Mr. Sumner M. Redstone is the beneficial owner of the controlling interest in NAI and, accordingly, beneficially owns all such shares. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Chairman Emeritus of the CBS Corp. board of directors and the Viacom board of directors but will not serve as an officer or director of ViacomCBS following the Closing, and Ms. Shari E. Redstone, who is Mr. Redstone’s daughter and the president and a director of NAI, will serve as non-executive Chair of the ViacomCBS board of directors. NAI is controlled by Mr. Redstone through the SMR Trust, which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include the non-executive Chair of the ViacomCBS board of directors, Ms. Shari E. Redstone. No member of ViacomCBS’ management is a trustee of the SMR Trust.

Subject to the terms of the Governance Agreement, NAI will be in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending the A&R

Bylaws, the election or removal of directors and transactions involving a change of control. For example, the A&R Bylaws will provide that:

•
the affirmative vote of not less than a majority of the aggregate voting power of all outstanding shares of capital stock of ViacomCBS then entitled to vote generally in an election of directors, voting together as a single class, is required for the ViacomCBS stockholders to amend, alter, change, repeal or adopt any bylaws of ViacomCBS;

•
any or all of the directors of ViacomCBS may be removed from office at any time prior to the expiration of his or her term of office, with or without cause, only by the affirmative vote of the holders of record of outstanding shares representing at least a majority of all the aggregate voting power of outstanding shares of ViacomCBS Common Stock then entitled to vote generally in the election of directors, voting together as a single class at a special meeting of the ViacomCBS stockholders called expressly for that purpose; provided that during the two-year period following the Closing date, the removal of the Chief Executive Officer of ViacomCBS requires the requisite approval of the ViacomCBS board of directors; provided further, that during the two-year period following the Closing date, the NAI Parties are not permitted to remove any other persons who are members of the ViacomCBS board of directors at the Effective Time in accordance with the Merger Agreement or who otherwise become members of the ViacomCBS board of directors (other than any of the NAI affiliated directors) without the requisite approval; and

•
in accordance with the General Corporation Law of the State of Delaware, the ViacomCBS stockholders may act by written consent without a meeting if such stockholders hold the number of shares representing not less than the minimum number of votes that would be necessary to authorize or take such actions at a meeting at which all shares entitled to vote thereon were present and voted.

Accordingly, other ViacomCBS stockholders who may have different interests are unable to affect the outcome of any such corporate actions for so long as NAI retains voting control. For additional information, see the Governance Agreement incorporated by reference as an exhibit in this Report.

Sales of NAI’s shares of ViacomCBS Common Stock, some of which are pledged to lenders, could adversely affect the stock price.
Immediately following the Closing, based on the estimated number of shares of CBS Corp. Common Stock and Viacom Common Stock that are expected to be outstanding immediately prior to the Closing, NAI is expected to directly or indirectly own approximately 79.4% of the shares of ViacomCBS Class A Common Stock outstanding, and approximately 10.1% of the shares of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock outstanding on a combined basis (and based on fully diluted shares outstanding of ViacomCBS, including restricted stock units, performance-based restricted stock units and exercisable options). Based on information received from NAI, NAI is expected to pledge to its lenders shares of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock owned directly or indirectly by NAI.

Immediately following the Closing, the aggregate number of shares of ViacomCBS Common Stock expected to be pledged by NAI to its lenders will represent approximately 4.0% of the total outstanding shares of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock, on a combined basis (and based on fully diluted shares outstanding of ViacomCBS, including restricted stock units, performance-based restricted stock units and exercisable options). Immediately following the Closing, the amount of ViacomCBS Class A Common Stock, which NAI is expected to directly or indirectly own and which is not expected to be pledged by NAI to its lenders is expected to represent approximately 64.0% of the total outstanding shares of ViacomCBS Class A Common Stock (and based on fully diluted shares outstanding of ViacomCBS, including restricted stock units, performance-based restricted stock units and exercisable options).

If there is a default on NAI’s debt obligations and the lenders foreclose on the pledged shares, the lenders may not effect a transfer, sale or disposition of any pledged shares of ViacomCBS Class A Common Stock, unless such shares have first been converted into ViacomCBS Class B Common Stock. A sale of the pledged shares could adversely affect the ViacomCBS Common Stock share price. Additionally, if the lenders foreclose on the pledged shares of ViacomCBS Class A Common Stock, NAI will no longer directly or indirectly own those shares and such lenders would have voting rights in ViacomCBS, unless and until such time as such lenders convert such shares into ViacomCBS Class B Common Stock in order to sell or transfer the shares. In addition, there can be no assurance that at some future time NAI will not sell or pledge additional shares of ViacomCBS Common Stock, which could adversely affect the ViacomCBS Common Stock share price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, the Company announced that its Board of Directors approved a program to repurchase $1.5 billion of the Company’s common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the third quarter of 2019, the Company did not purchase any shares under its publicly announced share repurchase program, which had remaining authorization of $2.46 billion at September 30, 2019.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)
Agreement and Plan of Merger, dated as of August 13, 2019, by and between CBS Corporation and Viacom Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(b)
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 16, 2019, by and between CBS Corporation and Viacom Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation filed October 17, 2019) (File No. 001-09553).

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
(a)
Support Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(b)
Governance Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(c)
Amendment No. 1 to the Settlement and Release Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(d)
CBS Corporation Senior Executive Retention Plan, including the form of Letter to Participants (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019 (Registration No. 333-234238) (File No. 001-09553)).

(e)
Letter Agreement, dated as of August 13, 2019, between CBS Corporation and Joseph R. Ianniello, including the form of Employment Agreement between ViacomCBS Inc. and Joseph R. Ianniello as Exhibit A thereto (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019 (Registration No. 333-234238) (File No. 001-09553)).

(f)
Employment Agreement, dated as of August 13, 2019, between CBS Corporation and Christina Spade (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019 (Registration No. 333-234238) (File No. 001-09553)).

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
101. SCH Inline XBRL Taxonomy Extension Schema.
101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase.
101. DEF Inline XBRL Taxonomy Extension Definition Linkbase.
101. LAB Inline XBRL Taxonomy Extension Label Linkbase.
101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase.

(104)		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBS CORPORATION (Registrant)

Date: November 12, 2019	/s/ Christina Spade
Christina Spade Executive Vice President, Chief Financial Officer

Date: November 12, 2019	/s/ David F. Byrnes
David F. Byrnes Senior Vice President, Controller and Chief Accounting Officer