Form 10-K
period 2019-12-31
ViacomCBS Inc.
filed 2020-02-20
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-09553
ViacomCBS Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2949533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Broadway
New York,	New York	10036
(212) 258-6000
(Address, including zip code, and telephone numbers, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	VIACA	The Nasdaq Stock Market LLC
Class B Common Stock, $0.001 par value	VIAC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 28, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A Common Stock, $0.001 par value (“Class A Common Stock”), held by non-affiliates was approximately $243,415,727 (based upon the closing price of $50.04 per share as reported by the New York Stock Exchange on that date) and the market value of the shares of the registrant’s Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was approximately $16,424,348,923 (based upon the closing price of $49.90 per share as reported by the New York Stock Exchange on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $16,667,764,650.
As of February 14, 2020, 52,268,438 shares of Class A Common Stock and 561,471,552 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of ViacomCBS Inc.’s Notice of 2020 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (Part III).

VIACOMCBS INC.
TABLE OF CONTENTS

PART I

Item 1.	Business.
OVERVIEW

ViacomCBS Inc. (“ViacomCBS”) is a leading global media and entertainment company that creates content and experiences for audiences worldwide. We operate through the following four segments:

•
TV Entertainment.  Our TV Entertainment segment creates and acquires programming for distribution and viewing on multiple media platforms, including our broadcast network, through multichannel video programming distributors (“MVPDs”) and virtual MVPDs, and our streaming services, as well as for licensing to third parties both domestically and internationally. TV Entertainment consists of the CBS Television Network™, CBS Television Studios®, CBS Television Distribution®, CBS Interactive®, CBS Sports Network®, CBS Television Stations™ and CBS-branded streaming services CBS All Access® and CBSN®, among others.

•
Cable Networks.  Our Cable Networks segment creates and acquires programming for distribution and viewing on multiple media platforms, including our cable networks, through MVPDs and virtual MVPDs, and our streaming services, as well as for licensing to third parties both domestically and internationally. Cable Networks consists of our premium subscription cable networks Showtime®, The Movie Channel® and Flix®, and a subscription streaming offering of Showtime; our basic cable networks Nickelodeon®, MTV®, BET®, Comedy Central®, Paramount Network®, Nick Jr. ®, VH1®, TV Land®, CMT®, Pop TV™ and Smithsonian Channel™, among others, as well as the international extensions of these brands operated by ViacomCBS Networks International™ (“VCNI”); international broadcast networks, Network 10®, Channel 5® and Telefe®; and Pluto TV™, a leading free streaming TV platform in the United States (“U.S.”).

•
Filmed Entertainment.  Our Filmed Entertainment segment develops, produces, finances, acquires and distributes films, television programming and other entertainment content in various markets and media worldwide primarily through Paramount Pictures®, Paramount Players™, Paramount Animation® and Paramount Television Studios™.

•
Publishing.  Our Publishing segment publishes and distributes Simon & Schuster consumer books domestically and internationally and includes imprints such as Simon & Schuster®, Scribner™, Atria Books® and Gallery Books®.

For the year ended December 31, 2019, contributions to our consolidated revenues from our segments were as follows: TV Entertainment 43%, Cable Networks 45%, Filmed Entertainment 10% and Publishing 3%.

Owners of our Class A Common Stock are entitled to one vote per share. Our Class B Common Stock does not have voting rights. ViacomCBS Class A and Class B Common Stock are listed on The Nasdaq Stock Market LLC.

As of December 31, 2019, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates movie screens in the U.S., the United Kingdom (“UK”) and South America and manages additional movie screens in South America, directly or indirectly owned approximately 79.4% of our voting Class A Common Stock, and approximately 10.2% of our Class A Common Stock and Class B Common Stock on a combined basis. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

We were organized as a Delaware corporation in 1986. Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.viacbs.com. Information included on or accessible through our website is not intended to be incorporated into this Annual Report on Form 10‑K. On December 4, 2019, Viacom Inc. (“Viacom”) merged with and into CBS Corporation (“CBS”), with CBS continuing as the surviving company (the “Merger”), pursuant to an Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). At the effective time of the Merger, we changed our name to “ViacomCBS Inc.” Unless the context requires otherwise, references in this document to “ViacomCBS,” “Company,” “we,” “us” and “our” mean ViacomCBS Inc. and our consolidated subsidiaries, to “CBS” mean CBS Corporation and its consolidated subsidiaries prior to the Merger and to “Viacom” mean Viacom Inc. and its consolidated subsidiaries prior to the Merger.

TV ENTERTAINMENT

Overview

Our TV Entertainment segment consists of the CBS Television Network, our domestic broadcast network; CBS Television Studios and CBS Television Distribution, our television production and syndication operations; CBS Interactive, our online content services for information and entertainment; our CBS-branded streaming services CBS All Access, CBSN, CBS Sports HQ® and ET Live®; CBS Sports Network, our cable network focused on college athletics and other sports; and CBS Television Stations, our 29 owned broadcast television stations.

Our TV Entertainment segment’s revenues are generated primarily from advertising sales, the licensing and distribution of its content and affiliate revenues comprised of station affiliation fees, retransmission fees and subscription fees, as further described below. In 2019, our TV Entertainment segment advertising revenues, content licensing revenues and affiliate revenues were approximately 50%, 26% and 21%, respectively, of total revenues for this segment. Our TV Entertainment segment generated 43%, 41% and 39% of our consolidated revenues in 2019, 2018 and 2017, respectively.

The CBS Television Network, through CBS Entertainment™, CBS News® and CBS Sports®, distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming to more than 200 domestic television station affiliates reaching throughout the U.S., including 15 of our owned and operated television stations, and to affiliated stations in certain U.S. territories. The CBS Television Network primarily derives revenue from the sale of advertising time for its network broadcasts and affiliation fees from television stations affiliated with the CBS Television Network.

CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality‑based programming, specials, children’s programs, daytime dramas, game shows and late-night programs such as The Late Show with Stephen Colbert. During 2019, the CBS Television Network broadcast the Tony Awards®, the Kennedy Center Honors and the Grammy Awards®. CBS won 21 awards at the 46th Annual Daytime Emmy® Awards in May 2019.

CBS News operates a worldwide news organization, providing the CBS Television Network and CBS News Radio® with regularly scheduled news and public affairs broadcasts, including 60 Minutes, 48 Hours, CBS Evening News, CBS This Morning, CBS Sunday Morning and Face the Nation as well as special reports.

CBS Sports broadcasts on the television network include PGA Tour golf tournaments, the Masters and the PGA Championship; the NCAA Division I Men’s Basketball Tournament and certain regular-season men’s college basketball games, including games from the Big Ten Conference; regular-season college football games, including games from the Southeastern Conference; and the NFL’s American Football Conference (“AFC”) regular-season, post-season wild card playoff, divisional playoff and championship games. In 2019, the CBS Television Network broadcast certain games under our agreement with the NFL to broadcast the AFC package through the 2022 season, which also includes the Super Bowl, which is broadcast on the CBS Television Network on a rotating basis with other networks. Our most recent Super Bowl broadcast was in February 2019 and our next Super Bowl broadcast will be in February 2021.

CBS Television Network content also is exhibited via the Internet, including through CBS.com™, CBSSports.com® and related software applications (“apps”); our streaming services, such as CBSN and CBS All Access, which are further described below; and virtual MVPDs, such as AT&T TV Now, Hulu with Live TV and YouTube TV.

The CW, a broadcast network and our 50/50 joint venture with Warner Bros. Entertainment, airs programming, including Charmed and The Flash. Eight of our owned television stations are affiliates of The CW. Certain of The CW’s series are streamed on Netflix, a subscription video-on-demand service (“SVOD”), and are also available via The CW app on multiple digital platforms.

CBS Television Studios and CBS Television Distribution produce, acquire and/or distribute programming, including series, specials, news and public affairs, and generate revenue principally from the licensing and distribution of such programming. The programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services, streaming services or distribution via first-run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. We subsequently distribute programming after its initial exhibition on a network, basic cable network or premium subscription service for domestic exhibition on television stations, cable networks or streaming services (known as “off-network syndicated programming”). Off-network syndicated programming and first‑run syndicated programming distributed domestically, as well as programming distributed internationally, can sometimes be sold in successive cycles of sales known as “first cycle” sales, “second cycle” sales, and so on, which may occur on exclusive or non-exclusive bases.

Programming that our production group produced or co-produced and is broadcast on network television includes, among others, FBI (CBS), Evil (CBS) and Nancy Drew (The CW). In off-network syndication, we distribute series, such as Hawaii Five-O, Criminal Minds, Blue Bloods and NCIS: New Orleans as well as a library of older television programs. We also produce and/or distribute first-run syndicated series such as Jeopardy!, Entertainment Tonight, Inside Edition, Dr. Phil and Judge Judy and produce several series for streaming on CBS All Access, including The Good Fight, Star Trek: Discovery, Why Women Kill and Star Trek: Picard. We also distribute syndicated and other programming internationally.

CBS Interactive is one of the leading global publishers of premium content on the Internet, delivering this content via web properties, mobile properties and apps on mobile, as well as Internet-connected television and other device platform apps. CBS Interactive is ranked among the top Internet properties in the world according to comScore Media Metrix. CBS Interactive’s leading brands serve targeted audiences with text, video, audio, and mobile content spanning technology, entertainment, sports, news, business, gaming and music categories. CBS Interactive generates revenue principally from the sale of advertising and sponsorships, in addition to subscription fees, license fees and e-commerce activities.

CBS Interactive operates CBS.com, the online destination for CBS Television Network programming. Further extending the CBS.com experience, we offer a CBS app for on-demand streaming of various programs from our current network and library programming to users on multiple digital platforms. CBS Interactive operates CBSNews.com, the online destination for CBS News content, and offers an app for on-demand screening of current and library news programming and the content published on the website. CBS Interactive also operates CBSSportsDigital™, the online destination for CBS Sports content, including CBSSports.com, which provides sports content, fantasy sports, and community and e-commerce features, and a related app for on-demand viewing of certain sports events broadcast on CBS and other sports information; Max Preps; and 247Sports.

CBS Interactive also owns and operates other digital properties, including: CNET, one of the preeminent digital properties for technology and consumer electronics information; CNET en Espanol®; TVGuide Digital™; GameSpot®; Last.fm®; and MetroLyrics.com®.

Under CBS Interactive, Viacom Digital Studios (“VDS”) and its international extension, Viacom Digital Studios International, produces original content for consumption across leading social platforms to build engagement with certain of our Cable Networks brands. VidCon®, an innovative conference and festival celebrating online video, drives additional growth at VDS and our live events business.

Our CBS-branded streaming subscription services and advertiser-supported services feature general entertainment, news, sports and/or children’s programming and generate revenue from subscription fees and the sale of advertising on such services, respectively. The services are offered to customers through mobile and connected devices and third-party platforms. The below-described services are operated under CBS Interactive in collaboration with our other businesses.

CBS All Access is a streaming subscription service, which includes a commercial-free option for on-demand content. CBS All Access offers an extensive on-demand selection of both current and library programming and original series, such as The Good Fight, Star Trek: Discovery, Star Trek: Picard, Why Women Kill and The Twilight Zone series; and CBSN’s live and original news reporting and our other streaming services, as described further below, as well as the ability to stream live programming from local CBS Television Stations and certain CBS television station affiliates. All NFL games broadcast by the CBS Television Network as well as other CBS Television Network programming are streamed on CBS All Access platforms. CBS All Access also offers children’s programming, including original series and select Nickelodeon programming. CBS All Access is available at CBS.com and on multiple digital platforms and through CBS apps in the U.S. and Canada. A version of CBS All Access has launched internationally in Canada and 10 All Access in Australia includes programming from our Network 10 channels and certain of our other programming.

CBSN is a streaming live, advertiser-supported news network available 24 hours a day, seven days a week (“24/7”). Local versions of CBSN complement CBSN and stream local news from our owned television stations in major markets, including New York, Los Angeles, Philadelphia, San Francisco, Boston and Minneapolis. CBSN is available at CBSNews.com and on multiple digital platforms through the CBS News app and through CBS Television Stations’ websites and mobile apps.

CBS Sports HQ is a streaming live, advertiser-supported sports news and highlights service available 24/7; and ET Live is a streaming advertiser-supported service based on the Entertainment Tonight brand covering entertainment stories and trends available 24/7.

Through the CBS Audience Network™, we deliver video content from our digital properties and television stations and affiliated television stations under an advertiser-supported distribution model to third-party digital properties. The growing slate of our content available online includes full episodes, clips and highlights based on our programming as well as original made-for-the-web content.

CBS Sports Network is a 24/7 cable program service that provides a diverse slate of sports and related content, with a strong focus on college sports. CBS Sports Network derives revenue from carriage fees from MVPDs and virtual MVPDs and advertising sales. The network televises over 700 live professional, amateur and collegiate events annually, highlighted by Division I college football and basketball games, including games from the Big East Conference and Mountain West Conference. WNBA games and professional bull riding (PBR) and motor sports events. In addition, the network showcases a variety of original programming, including documentaries, features and studio shows, highlighted by NFL Monday QB, That Other Pre-Game Show (TOPS), Time to Schein and a first of its kind all-female panel sports talk show, We Need to Talk. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, Masters and PGA Championship, and for Showtime Networks relating to Showtime Championship Boxing. CBS Sports Network produces weekday simulcasts of the radio shows Boomer and Gio, Tiki and Tierney and The Jim Rome Show.

The CBS Television Stations group consists of our 29 owned broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The licenses are renewable every eight years. The CBS Television Stations Group principally derives revenue from the sale of advertising on our television stations and fees for authorizing the MVPDs’ and vMVPDs’ carriage of our television stations, which are also known as retransmission fees.

Our television stations are located in the 6 largest, and 15 of the top 20, television markets in the U.S. We own multiple television stations within the same designated market area (“DMA”) in 10 major markets. These multiple station markets are: New York (market #1), Los Angeles (market #2), Philadelphia (market #4), Dallas-Fort Worth (market #5), San Francisco-Oakland-San Jose (market #6), Boston (market #9), Detroit (market #14), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20) and Pittsburgh (market #24). Our television stations enable us to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV programming and syndicated programming.

CBS All Access offers streamed live programming from local CBS Television Stations and most CBS television station affiliates. Local versions of CBSN offer streamed local news from our owned television stations in certain local markets. Our television stations have local websites which promote the stations’ programming. We also have agreements for the streaming of our owned television stations on virtual MVPDs. Our owned stations broadcast free, advertiser-supported digital channels using available broadcast spectrum, including local CBS and syndicated programming, Start TV™, a national entertainment program service featuring classic television content focused on female audiences, which is an approximately 50/50 joint venture with Weigel Broadcasting, and Dabl featuring lifestyle programming.

Television Stations, Local Websites and CBSN Streaming Services

The following table sets forth information regarding our owned television stations and related local websites and CBSN streaming services, as of February 18, 2020, within U.S. television markets:

Television Market and Market Rank(1)	Stations	Type	Network Affiliation	Local Websites and CBSN Streaming Services(2)
New York, NY (#1)	WCBS‑TV	UHF	CBS	newyork.cbslocal.com
	WLNY‑TV	UHF	Independent	CBSN New York

Los Angeles, CA (#2)	KCAL‑TV	VHF	Independent	losangeles.cbslocal.com
	KCBS‑TV	UHF	CBS	CBSN Los Angeles

Chicago, IL (#3)	WBBM‑TV	VHF	CBS	chicago.cbslocal.com

Philadelphia, PA (#4)	KYW‑TV	UHF	CBS	philadelphia.cbslocal.com
	WPSG‑TV	UHF	The CW	CBSN Philly

Dallas‑Fort Worth, TX (#5)	KTVT‑TV	UHF	CBS	dfw.cbslocal.com
	KTXA‑TV	UHF	Independent

San Francisco, CA (#6)	KPIX‑TV	UHF	CBS	sanfrancisco.cbslocal.com
	KBCW‑TV	UHF	The CW	CBSN Bay Area

Boston, MA (#9)	WBZ-TV	UHF	CBS	boston.cbslocal.com
	WSBK-TV	UHF	MyNetworkTV	CBSN Boston

Atlanta, GA (#10)	WUPA-TV	UHF	The CW	atlanta.cbslocal.com

Tampa-St. Petersburg, FL (#12)	WTOG-TV	UHF	The CW	tampa.cbslocal.com

Seattle-Tacoma, WA (#13)	KSTW-TV	VHF	The CW	seattle.cbslocal.com

Detroit, MI (#14)	WKBD‑TV	UHF	The CW	detroit.cbslocal.com
	WWJ‑TV	UHF	CBS

Minneapolis, MN (#15)	WCCO‑TV	UHF	CBS	minnesota.cbslocal.com
	KCCW‑TV(3)	VHF	CBS	CBSN Minnesota

Miami-Ft. Lauderdale, FL (#16)	WFOR‑TV	UHF	CBS	miami.cbslocal.com
	WBFS‑TV	UHF	MyNetworkTV

Denver, CO (#17)	KCNC‑TV	UHF	CBS	denver.cbslocal.com

Sacramento, CA (#20)	KOVR-TV	UHF	CBS	sacramento.cbslocal.com
	KMAX-TV	UHF	The CW

Pittsburgh, PA (#24)	KDKA-TV	UHF	CBS	pittsburgh.cbslocal.com
	WPCW-TV	VHF	The CW

Indianapolis, IN (#25)	WBXI-CA(4)	UHF	Independent

Baltimore, MD (#26)	WJZ‑TV	VHF	CBS	baltimore.cbslocal.com

(1)	Television market (DMA) rankings based on Nielsen Media Research Local Market Universe Estimates, September 2019.

(2)
Our television stations’ websites and the local versions of CBSN feature and promote the stations’ programming and provide news, traffic, weather, entertainment and sports information, among other services for their local communities.

(3)	KCCW-TV is operated as a satellite station of WCCO-TV.

(4)	WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC’s ownership rules.

CABLE NETWORKS

Overview

Our Cable Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Cable Networks segment also delivers advertising and marketing services, including those under our advanced marketing solutions portfolio, which both utilizes advanced addressable video inventory to allow dynamic ad insertion and advanced targeting, and provides our marketing partners with a variety of consulting and creative services and associated activations. The Cable Networks segment also licenses its brands and properties for consumer products and recreation experiences, produces live events and creates original programming for third-party distributors.

Our Cable Networks segment includes our premium subscription cable networks, Showtime, The Movie Channel and Flix; our basic cable networks, including Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV and Smithsonian Channel; and the international extensions of our multimedia brands, and our program services created specifically for international audiences such as public service broadcaster (“PSB”) Channel 5® and Milkshake!® in the UK, Televisión Federal S.A., or Telefe®, in Argentina, COLORS® in India, Paramount Channel™ in various countries and international broadcast network Network 10® in Australia.

Our Cable Networks segment also develops and operates an extensive portfolio of digital and mobile experiences, including our streaming subscription offering of Showtime (“Showtime OTT”), Noggin, Nickelodeon’s preschool streaming subscription service, BET+, a subscription streaming service focused on Black audiences and consumers of Black culture, and Smithsonian Channel Plus.

Our studio production business is a global network of production studios producing premium episodic and film content across both our owned and operated platforms and for third parties. This business is primarily driven by Paramount Television Studios, Awesomeness, Nickelodeon, MTV and Comedy Central and utilizes our considerable intellectual property library to create long-form episodic content for third-party platforms.

Our Cable Networks segment’s revenues are generated primarily from affiliate revenues comprised of fees from MVPDs and virtual MVPDs for carriage of our cable networks and subscription fees from our streaming services; advertising sales; and the licensing of its content and brands. In 2019, our Cable Networks segment affiliate revenues, advertising revenues and content licensing revenues were approximately 49%, 41% and 10%, respectively, of total revenues for this segment. Our Cable Networks segment generated 45%, 46% and 47% of our consolidated revenues in 2019, 2018 and 2017, respectively.

Our most significant Cable Networks brands are discussed below.

Our three commercial-free, premium subscription program services in the U.S. are Showtime (including Showtime OTT), which offers original scripted and unscripted series, recently released and other theatrical feature films, documentaries, sports-related programming, comedy and other specials, and special events; The Movie Channel, which offers recently released and other theatrical feature films and related programming; and Flix, which offers theatrical feature films primarily from the last several decades.

Programming highlights in 2019 included Showtime original series Billions, Ray Donovan, The L Word: Generation Q and Shameless, limited series The Loudest Voice, documentary features including Hitsville: The Story of Motown, documentary series including The Circus: Inside the Wildest Political Show on Earth, and various sports-related programs and documentary series including Inside the NFL. As of December 31, 2019, subscriptions to Showtime (including Showtime OTT) totaled approximately 27 million in the U.S., certain U.S. territories and Bermuda.

Showtime OTT allows subscribers to view on-demand programming as well as the live telecast of the east and west coast feeds of Showtime, and is available for purchase (without an MVPD video subscription) at showtime.com™, through the Showtime app and from multiple digital platforms. Showtime Anytime®, an authenticated version of Showtime, is available online and, via certain Internet-connected devices, through the Showtime Anytime app, free of charge to Showtime subscribers as part of their Showtime subscription through participating distributors.

Showtime Networks also produces and/or provides special events on a pay-per-view basis available for purchase by both Showtime subscribers and non-subscribers through the Showtime app and third-party distributors, including the Manny Pacquiao vs. Adrien Broner boxing match in January 2019.

Nickelodeon, now in its 40th year, is one of the most globally recognized and widely distributed multimedia entertainment brands for kids and family. Nickelodeon has been the number-one-rated ad-supported basic cable network for 24 consecutive years among kids 2 to 11. Nickelodeon features leading original and licensed series for kids across animation, live-action and preschool genres, and during the evening and overnight hours, the linear cable channel airs as Nick at Nite and features licensed family comedies. Nick Jr. entertains and educates preschoolers, engaging them with characters they love, building their imaginations and gaining key cognitive and social-emotional skills. Other Nickelodeon brands include TeenNick, Nicktoons and Nick Music.

Programming highlights in 2019 included Ryan’s Mystery Playdate, SpongeBob SquarePants, PAW Patrol, The Loud House, The Casagrandes, Henry Danger, Bubble Guppies, Blue’s Clues & You and Are You Smarter Than a 5th Grader? with John Cena and tentpole events such as Kids’ Choice Awards.

Nickelodeon is a key part of our global consumer products licensing business, licenses its brands for recreation experiences such as hotels and theme parks, and has numerous live and location-based experiences, such as JoJo Siwa’s D.R.E.A.M. The Tour, a multi-city live concert tour, its SlimeFest music festival in Chicago, multiple PAW Patrol live tours around the world, and Kids’ Choice Awards events in various international markets. In 2019, we acquired the entity holding global intellectual property rights to the Garfield franchise, including related to content, consumer products and location-based experiences. Noggin, Nickelodeon’s preschool subscription streaming service featuring over 1,000 full-length library episodes, interactive videos and short-form educational content, has an Amazon Prime Video Channel. In partnership with Paramount, Nickelodeon Movies™ produces branded films based on some of Nick’s most iconic franchises and characters.

Awesomeness creates programming for various social and SVOD platforms and produces premium original series and films through its Emmy®-winning dedicated television and film studios. Awesomeness’ portfolio is strengthened by a branded content sales team, a creator network, a creative agency and a roster of talent relationships. Programming highlights in 2019 included PEN15, which was nominated for a 2019 Emmy® for outstanding writing for a comedy series, season two of Light as a Feather on Hulu, and The Perfect Date and Trinkets on Netflix.

MTV is the leading global youth media brand, with operations spanning cable and mobile networks, live events, theatrical films and MTV Studios.

Programming highlights in 2019 included new series launches The Hills: New Beginnings and Double Shot at Love with DJ Pauly D and Vinny, returning favorites Teen Mom, MTV Floribama Shore, Ridiculousness, Wild ‘N Out, Are You The One?, Siesta Key, The Challenge franchise and Jersey Shore: Family Vacation. The signature MTV hit Jersey Shore format has been adapted for our international audiences, with multiple versions around the world, including as Geordie Shore in the UK (now in its 20th season) and Acapulco Shore in Mexico, and some of our international programming formats have been imported to the U.S., such as Ex on the Beach, which originated in the UK and has become a global franchise with 14 local adaptations airing worldwide.

MTV’s signature programming event, the MTV Video Music Awards, in 2019 drew 5.5 million viewers across its live linear simulcast and 269 million video views from the launch of the VMA website through the day of the show. MTV’s annual tentpole programming events also include the MTV European Music Awards, MTV Movie and TV Awards, MTV MIAWs (celebrating the best in Latin music and the digital world of the millennial generation) and MTV Fandom Awards. In July 2019, MTV hosted its 13th annual Isle of MTV Malta concert and Malta Music Week events.

BET is a leading consumer brand in the urban marketplace, and the nation’s leading provider of entertainment, music, news and public affairs programming to African American audiences. Other BET brands include BET Her, the first network designed for black women, delivering a wide variety of culturally relevant programming, BET Gospel, featuring gospel music and spiritual programming, and BET Hip Hop, spotlighting hip hop music programming and performances.

Programming highlights in 2019 included new series launches American Soul and Boomerang, and returning favorites such as Martin, House of Payne and Meet the Browns. BET’s tentpoles and live events in 2019 included the seventh annual BET Experience, BET’s weekend-long celebration of music, entertainment and Black culture featuring the 2019 BET Awards, which aired as the number one cable awards show for the fifth consecutive year among adults 18 to 49; Black Girls Rock; and BET Hip Hop Awards. BET’s programming received seven NAACP Image Awards nominations and two wins in 2019.

BET has a multi-year content partnership with award-winning writer, director, producer, actor and playwright Tyler Perry, that extends through 2024 and spans television, film and short-form video. In October 2019, The Oval and Sistas premiered, the first two series in the multi-year partnership. In 2019, BET and Tyler Perry launched BET+, an online SVOD service focused on Black audiences and consumers of Black culture and featuring more than 1,000 hours of advertising-free premium content, including original programming from Tyler Perry and exclusive series and other content from leading Black content creators.

Comedy Central is a leading destination for comedic talent and all things comedy, providing viewers access to a world of funny, provocative and relevant comedy, ranging from award-winning late-night, scripted and animated series, to stand-up specials, short-form and sketch.

Programming highlights in 2019 included the launch of South Side, the network’s highest-rated series premiere since 2012 among African Americans 18 to 49; returning hits The Daily Show with Trevor Noah, Drunk History and digital original Hack Into Broad City, each of which received several Emmy® nominations for outstanding series in their respective categories in 2019, South Park, which was renewed in September 2019 for three additional seasons, and the premieres of the critically-acclaimed scripted series The Other Two and sketch comedy Alternatino with Arturo Castro.

Comedy Central also produces nationwide stand-up events and festivals, operates a Grammy Award-winning record label, produces a global podcast network and operates Comedy Central Radio on SiriusXM. In May 2019, Comedy Central launched Comedy Central Productions, a new studio-production arm partnering with comedy’s best writers, producers and on-screen talent to develop and distribute compelling, premium comedy content on all platforms. In June 2019, Comedy Central hosted its third annual Clusterfest, a three-day festival in San Francisco featuring world-class standup comedy, live music and experiential activities. Internationally, Comedy Central hosted the experiential events FriendsFest and Comedy Central Fest in a number of international markets.

Comedy Central’s strategic partnership with Trevor Noah’s production company, Day Zero Productions, gives us exclusive “first-look” rights on all projects developed by Day Zero Productions across television, feature films, digital and short-form video content.

Paramount Network is a premium entertainment destination targeting adults 18 to 49 with original scripted and non-scripted series inspired by over a century of cinema, with stories that are immersive, inclusive and deeply personal. Programming highlights in 2019 included Yellowstone, starring Kevin Costner and written and directed by critically-acclaimed screenwriter Taylor Sheridan, which in its second season was cable’s most-watched scripted cable series of the summer. The network also featured the premiere of competition series The Last Cowboy, I Am Patrick Swayze, the most-watched episode of the network’s I Am documentary series, and new episodes of Ink Master, Bar Rescue and Bellator MMA.

VH1 is a leading pop culture brand for adults 18 to 49 with an array of digital channels and services, including the VH1 app, VH1.com and @VH1. Programming highlights in 2019 included the critically-acclaimed original series RuPaul’s Drag Race, which received 14 Emmy® nominations and won four, including outstanding competition program and outstanding host; new series Girls’ Cruise with Lil’ Kim; and returning hits Love & Hip Hop, Black Ink Crew and Basketball Wives.

TV Land features a mix of original programming, classic and contemporary television shows and specials that appeal to adults aged 25 to 54. Programming highlights in 2019 included the sixth season of Darren Star’s hit original series Younger, which was the number one rated ad-supported cable original sitcom among female viewers 18 to 49 and 25 to 54 for the third consecutive year.

CMT is a leading country music and lifestyle destination, offering a mix of original series, music events and specials. Programming highlights in 2019 included the launch of Racing Wives; returning favorite Dallas Cowboys

Cheerleaders; and tentpole events and music programming such as the CMT Music Awards, CMT Artists of the Year, CMT Hot 20 Countdown and CMT Crossroads.

Smithsonian Channel features series and documentaries of a cultural, historical, and scientific nature. Smithsonian Channel content is available via MVPDs and virtual MVPDs in the U.S. and versions of Smithsonian Channel are distributed in Canada, Singapore, Brazil, Latin America, Africa, Asia and the UK. The website SmithsonianChannel.com™ and various apps promote Smithsonian Channel programming and provide information and entertainment services. Smithsonian Channel Plus is a streaming subscription service that allows subscribers to view on-demand programming, including 4K Ultra HD series and documentaries.

Pop TV is a general entertainment basic cable service focused on producing and licensing popular culture programming, such as the Emmy®-nominated original series Schitt’s Creek and Critics Choice Award®-nominated original series One Day at a Time, and licensed CBS programming, including NCIS: New Orleans and Scorpion. Pop TV is also available via the Pop Now app.

Network 10 is one of the three major free-to-air commercial broadcast networks in Australia. Network 10 includes the channels 10™, 10 Bold™ and 10 Peach™, which broadcast a mix of entertainment, drama, news and sports programming, such as Australian Survivor, Have You Been Paying Attention? and The Australian Formula 1 Grand Prix. Network 10 also includes the digital platforms 10 Play™, 10 Daily™ as well as 10 All Access, our streaming subscription service in Australia featuring Network 10 programming as well as our other programming.

Channel 5, a free-to-air PSB in the UK, and its affiliated channels air a broad mix of popular content, including factual programming, entertainment, reality, sports, acquired and original drama, and preschool programming through its award-winning Milkshake! brand. Programming highlights in 2019 included new dramas 15 Days, Blood and Agatha and the Truth of Murder, documentaries including RTS Programme Award winner The Abused and Suicidal: In Our Own Words, and critically acclaimed factual shows such as Critical Condition and Warship: Life at Sea.

Telefe is a leading free-to-air channel and one of the biggest content producers in Argentina, with 11 studios and more than 3,500 hours of content produced each year. Telefe studios co-produced four films in 2019. Programming highlights in 2019 included La Voz Argentina (a local version of The Voice), Por el Mundo, 100 Días Para Enamorarse, PH: Podemos Hablar, Pequeña Victoria and Quien Quiere Ser Millonario (local version of Who Wants to be a Millionaire).

Paramount+ is an advertising-free, premium video-on-demand service, featuring films from Paramount Pictures and hundreds of television episodes from ViacomCBS’ library. Available as an authenticated service or to customers of select subscription service providers, as of December 2019, Paramount+ was available in Sweden, Denmark, Norway, Finland, Hungary, Poland and across Latin America.

COLORS is a highly-rated Hindi-language general entertainment pay television channel operated by our Viacom18 joint venture in India. COLORS is available in India and over 120 additional countries, including in the U.S. as Aapka Colors. COLORS also extends to the English language through COLORS Infinity, an English general entertainment channel, six Indian regional languages and two Hindi channels, COLORS Rishtey and COLORS Cineplex in the entertainment and movie space, respectively. Programming highlights in 2019 included the first season of Dance Deewane, a dance reality show; returning seasons of Bigg Boss, Fear Factor: Khatron Ke Khiladi, Naagin, Rising Star (India’s first-ever live singing reality show) and India’s Got Talent; and the 19th edition of the International Indian Film Academy (IIFA) Awards, Bollywood’s biggest awards extravaganza.

Viacom18 Studios, Viacom18’s filmed entertainment business, includes Viacom18 Motion Pictures, a fully-integrated motion pictures studio, and Tipping Point, a digital content unit. Viacom18 Motion Pictures also partners with Paramount to market and distribute Paramount films for theatrical exhibition in the Indian sub-continent.

Pluto TV is a leading free streaming TV platform in the U.S. Pluto TV is available across mobile devices, desktops, streaming players and game consoles and is integrated across a growing number of Smart TVs and other video and broadband platforms.

With more than 22 million monthly active users in the U.S., the majority of whom are on connected TVs, and over 175 content partners, Pluto TV offers over 250 live linear channels and thousands of hours of on-demand content, including movies, news, sports, general entertainment, African Americans, kids and digital series. In July 2019, Pluto

TV launched Pluto TV Latino, a suite of 22 channels streaming over 4,000 hours of programming in Spanish and Portuguese, including hit TV series and movies, sports, reality, lifestyle and more. In addition, Pluto TV is available in the UK, Germany, Austria and Switzerland, and plans to expand to Latin America and additional territories.

FILMED ENTERTAINMENT

Overview

Our Filmed Entertainment segment develops, produces, finances, acquires and distributes films, television programming and other entertainment content in various markets and media worldwide through its Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television Studios divisions. It partners on various projects with key ViacomCBS brands, including Nickelodeon Movies, MTV Films® and BET Films™.

Films produced, acquired and/or distributed by the Filmed Entertainment segment are generally first exhibited theatrically in domestic and/or international markets and then released in various markets through airlines and hotels, electronic sell-through, DVDs and Blu-ray discs, transactional video-on-demand (“TVOD”), pay television, SVOD, basic cable television, free television and free video-on-demand (“FVOD”).

Our Filmed Entertainment segment’s revenues are generated primarily from the release and/or distribution of films theatrically, the release and/or distribution of film and television product through home entertainment, the licensing of film and television product to television and digital platforms and other ancillary activities. In 2019, our Filmed Entertainment segment licensing revenues, home entertainment revenues and theatrical revenues were approximately 57%, 21% and 18%, respectively, of total revenues for this segment. Our Filmed Entertainment segment generated 10%, 11% and 12% of our consolidated revenues in 2019, 2018 and 2017, respectively.

Paramount Pictures is a major global producer and distributor of filmed entertainment and has an extensive library consisting of approximately 1,300 film titles produced by Paramount, acquired rights to approximately 2,100 additional films and a number of television programs. Paramount’s library includes many Academy Award winners, including Titanic, Braveheart, Forrest Gump, The Godfather, The Godfather Part II and Wings, which won the first Academy Award ever awarded for Best Picture in 1929. The Paramount library also includes other Academy Award Best Picture nominees such as Arrival, Fences, The Big Short, Selma and The Wolf of Wall Street, classics such as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard, and a number of successful franchises such as Mission: Impossible, Transformers, Star Trek and Paranormal Activity. In 2019, Paramount’s theatrical releases included Terminator: Dark Fate, Rocketman, Gemini Man, Pet Sematary, Crawl and Playing with Fire.

Paramount Players aims to expand Paramount’s slate of films by partnering with our Cable Networks brands to develop, produce and release distinctive feature films that showcase the network brands to movie audiences worldwide. Paramount Players also focuses on modest budget films of specific genres for target audiences. In 2019, Paramount

Players produced Dora and the Lost City of Gold, a live-action adaptation of the classic Nickelodeon series Dora the Explorer, co-produced with Nickelodeon Movies.

Paramount Animation creates high-quality animated films and aims to release one to two titles per year. In 2019, Paramount Animation released Wonder Park, a film about the adventures of a young girl in a magical amusement park.

Paramount Television Studios develops and finances a wide range of original, premium television content across all types of media platforms for distribution worldwide. Paramount Television Studios’ productions include Tom Clancy’s Jack Ryan for Amazon; 13 Reasons Why for Netflix; The Alienist and The Angel of Darkness for TNT; Catch-22 for Hulu; Defending Jacob for Apple; Boomerang and First Wives Club for BET and BET+, respectively; and Berlin Station for EPIX. In 2019, Paramount Television Studios’ programming received seven Emmy® nominations.

Film Production, Distribution and Financing

Paramount produces many of the films it releases and also acquires films for distribution from third parties. In some cases, Paramount co-finances and/or co-distributes films with third parties, including other studios. Paramount also enters into film-specific financing and slate financing arrangements from time to time under which third parties participate in the financing of the costs of a film or group of films in exchange for an economic participation and a partial copyright interest. Paramount distributes films worldwide or in select territories or media, and may engage third-party distributors for certain pictures in certain territories.

Paramount has several multi-picture production, distribution and financing relationships, including its agreement with Skydance Productions (“Skydance”), under which Paramount and Skydance produce and finance certain films, and Paramount has a first look on Skydance-initiated projects. Paramount also has an agreement with Hasbro Inc. (“Hasbro”) involving the production, financing and distribution of live action and animated films based on Hasbro’s expansive list of properties. In December 2019, in connection with ViacomCBS’ entry into an agreement to acquire a 49% interest in Miramax, Paramount and Miramax entered into first-look, co-financing and distribution agreements under which they will collaborate on production and financing of new film and television projects, and Paramount will distribute such new projects, as well as Miramax library content.

Domestically, Paramount generally performs marketing and distribution services for theatrical releases and sales and marketing services for its home entertainment releases. Paramount has an agreement with Universal Studios for certain back-office and distribution services for all physical DVD and Blu-ray discs released by Paramount in the U.S. and Canada. Paramount also distributes CBS’ television and other library content and Nickelodeon television shows on DVD and Blu-ray disc on a worldwide basis. Internationally, Paramount generally distributes its theatrical releases through its own international affiliates or, in territories where it does not have an operating presence, through United International Pictures, a joint venture with Universal Studios. For home entertainment releases, Paramount’s physical DVD and Blu-ray discs are distributed in certain international territories by Universal Pictures Home

Entertainment and in certain other territories by Paramount licensees. Paramount also distributes films and television shows domestically and internationally on electronic sell-through, TVOD, SVOD, FVOD and television platforms. In the first domestic pay television distribution window, Paramount’s feature films initially theatrically released in the U.S. are generally exhibited on EPIX.

Producing, marketing and distributing films and television programming can involve significant costs, and the timing of a film’s release can cause our financial results to vary. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. As a result, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and recoupment of investment as well as profitability for the film may not be realized until well after its theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows.

PUBLISHING

Our Publishing segment consists of Simon & Schuster, which publishes and distributes adult and children’s consumer books in printed, digital and audio formats in the U.S. and internationally. Its digital formats include electronic books and audio books.

Simon & Schuster’s major adult imprints include Simon & Schuster, Scribner, Atria Books and Gallery Books. Simon & Schuster’s major children’s imprints include Simon & Schuster Books For Young Readers™, Aladdin® and Little Simon®. Simon & Schuster also develops special imprints and publishes titles based on the products of certain of our businesses as well as those of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on its own websites, social media, and general Internet sites as well as those dedicated to individual titles. International publishing includes the international distribution of English-language titles through Simon & Schuster in the UK, Canada, Australia and India and other distributors, as well as the publication of locally originated titles by its international companies.

In 2019, Simon & Schuster had 200 New York Times bestsellers in hardcover, paperback, audio and combined print and ebook formats, collectively, including 21 New York Times #1 bestsellers. Best-selling titles in 2019 included Howard Stern Comes Again by Howard Stern, The Institute by Stephen King and The Pioneers by David McCullough. Best-selling children’s titles included Dork Diaries 14: Tales from a Not-So-Best Friend Forever by Rachel Renée Russell and Red Scrolls of Magic by Cassandra Clare. Simon & Schuster Digital™, through SimonandSchuster.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster’s books over the Internet.

Our Publishing segment’s revenues are generated from the publishing and distribution of consumer books in print, digital and audio formats. In 2019, the sale of digital content represented approximately 25% of Publishing’s revenues. Our Publishing segment generated 3% of our consolidated revenues in each of 2019, 2018 and 2017.

REVENUES

Our TV Entertainment, Cable Networks, Filmed Entertainment and Publishing segments generate advertising revenues, affiliate revenues, content licensing revenues, theatrical revenues and publishing revenues. For additional information regarding our sources of revenues, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Consolidated Results of Operations – 2019 vs. 2018 – Revenues” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.” For information regarding seasonal factors affecting our revenues, see “Item 1A. Risk Factors – Our revenues, expenses and operating results may vary based on the timing, mix, number and availability of our films and other programming and on seasonal factors.”

Advertising

Advertising revenues are generated primarily from the sale of advertising spots on the CBS Television Network, our basic cable networks and our television stations, as well as on our ad-supported streaming services, including CBS All Access and Pluto TV, and on our websites. Our advertising revenues include integrated marketing services, which provide unique branded content and custom sponsorship opportunities to our advertisers, as well as advanced marketing solutions, including addressable video and brand solutions.

Affiliate

Affiliate revenues are principally comprised of fees received from MVPDs and virtual MVPDs for carriage of our cable networks, fees received from television stations affiliated with the CBS Television Network, fees for authorizing the MVPDs’ and virtual MVPDs’ carriage of our owned television stations, and subscription fees for our streaming services.

Content Licensing

Content licensing revenues are principally comprised of fees from the licensing of exhibition rights for our internally-produced television and film programming to television stations, cable networks and SVOD and FVOD services; home entertainment revenues, which are derived from the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners, as well as from the viewing of our content on a transactional basis through TVOD and electronic sell-through services; fees from the use of our trademarks and brands for consumer products, recreation and live events, and fees from the distribution of third-party programming.

Theatrical

Theatrical revenues are principally comprised of the worldwide theatrical distribution of films through audience ticket sales.

Publishing

Publishing revenues are principally comprised of the domestic and international publishing and distribution of consumer books in printed, digital and audio formats.

COMPETITION

All of our businesses operate in highly competitive environments, and compete for creative talent and intellectual property, as well as audience and distribution of our content.

Our TV Entertainment, Cable Networks and Filmed Entertainment segments compete with a variety of media companies that have substantial resources to produce and acquire content worldwide, including broadcast networks, basic and premium cable networks, streaming services, film and television studios, production groups, independent producers and syndicators, television stations and television station groups. These segments compete with other content creators for creative talent including producers, directors, actors and writers, as well as for new program ideas and intellectual property and for the acquisition of popular programming. Similarly, our Publishing segment competes with large publishers for the rights to works by authors, and competition is particularly strong for well-known authors and public personalities.

Our businesses also face significant competition for audience share from various sources. Our Filmed Entertainment segment competes for audiences for its theatrical films with releases by other major film studios, television producers and streaming services as well as with other forms of entertainment and consumer spending outlets. Our TV Entertainment and Cable Networks segments compete for audiences and advertising revenues primarily with other cable and broadcast television networks; social media platforms; websites, apps and other online experiences; radio programming; and print media. In addition, our television and basic cable networks businesses face increasing competition from technologies providing digital audio and visual content in ways that allow audiences to consume content of their choosing while avoiding traditional commercial advertising.   Moreover, our businesses face competition from the many other entertainment options available to consumers including video games, sports, travel and outdoor recreation.

We also face competition for distribution of our content. Our TV Entertainment and Cable Networks segments compete for distribution of our program services (and receipt of related fees) with other broadcast networks, cable networks and programmers. The CBS Television Network also competes with other broadcast networks to secure affiliations with independently owned television stations to ensure the effective distribution of network programming nationwide. Our TV Entertainment, Cable Networks and Filmed Entertainment segments compete with studios and other producers of entertainment content for distribution on third party platforms. Our Publishing segment competes with large publishers for sales to retailers, and mass merchandisers and on-line retailers have contributed to a general trend toward consolidation in the retail channel. In addition, the growth of the electronic book market has impacted print book retailers and wholesalers, and could result in a reduction of these channels for the sales and marketing of our books.

For additional information regarding competition, see “Item 1A. Risk Factors – Our businesses operate in industries that are highly competitive and swiftly consolidating.”

ENVIRONMENTAL, SOCIAL AND GOVERNANCE STRATEGY

ViacomCBS is committed to responsible and sustainable business practices, which strengthen our ability to innovate and better serve our partners, audiences and stockholders. We are proactively identifying, measuring and mapping the environmental, social and governance (“ESG”) impacts of our global operations and are working to manage and report on various non-financial ESG impacts in an effort to transparently address them with stakeholders.

As content creators, we are passionate about entertaining and informing the world and are committed to our legacy of creating lasting impact through our work. From groundbreaking HIV awareness initiatives to campaigns supporting education, the empowerment of women and youth, health issues and the military, veterans and their families, we have always strived to be at the forefront of championing the causes that matter to our audiences. Today, we continue to leverage our brands and our global reach to amplify the efforts of those who are working to make positive changes in their communities. Striving to be a good corporate citizen and to make a positive impact in communities around the world is fundamental to what we do every day. Below are just a few examples of our efforts:

We continue to use the immense power of our media platforms to heighten social awareness on important issues through our award-winning CBS Cares public service announcement (“PSA”) campaigns. In 2019, the CBS Television Network scheduled CBS Cares PSAs with an estimated value of $276 million and featuring a wide array of CBS talent on a variety of important topics such as heritage and history months, child advocacy, empowerment of women and girls, support for the military, veterans and their families, and health awareness. Examples include:

•
We and Girls Inc. created a PSA that aired in-game during the CBS Television Network’s Super Bowl LIII coverage, and post-game on the CBS Sports Network. Featuring the voiceover of CBS This Morning’s Gayle King and players from the NY Giants, the PSA encourages girls to believe they can succeed at the highest levels.

•	We produce and air annual PSAs as part of our commitment to honor the victims of the Holocaust on International Holocaust Remembrance Day.

•
We and the Association of National Advertisers again teamed up for a multi-pronged partnership in support of the #SeeHer initiative to accurately portray girls and women in media. Supporting PSAs ran in primetime as part of Women’s History Month and featured Norah O’Donnell, Gayle King, Tea Leoni, Carrie Ann Inaba and others.

•	CBS Cares tackled the issue of sexual harassment, by continuing to air PSAs featuring Bridget Moynahan, Daniela Ruah and Aisha Tyler.

•
PSAs featuring Shemar Moore, Aisha Tyler, Sara Gilbert and Sheryl Underwood continued to air, teaching children about the importance of other cultures, races and religions, and emphasizing that we are all enriched by our differences.

Get Schooled inspires and empowers students nationwide to thrive in high school, college and their first jobs through a unique blend of powerful digital content, gamification and personalized support. In its 10-year history, Get Schooled has partnered with over 15,000 educators and their students, and has been recognized by Fast Company as a “Most Innovative Company.”

The Save The Music Foundation helps kids, schools, and communities realize their full potential through the power of making music. Founded in 1997, Save The Music partners with school districts and raises funds to restore music programs in public schools. Since inception, we have donated over $58 million worth of new musical instruments and technology to 2,159 schools in 276 school districts around the country, impacting the lives of countless students.

Beyond the Backpack is a celebration of Nickelodeon’s curriculum-based preschool properties. The initiative champions kindergarten and pre-k readiness by providing fun, simple and unique tools to address the five areas identified as critical to educational success: Family Engagement, Health & Wellness, Literacy Skills, Social & Emotional Skills, and STEAM (Science, Technology, Engineering, Arts and Math) Skills. Beyond the Backpack reinforces the academic community’s view that parents and caregivers are their child's first teachers and that it is never too early to start getting ready. In 2019, Nickelodeon donated 75,000 printed toolkits and 2,500 backpacks full of school supplies.

Paramount has a long and proud tradition of giving back with a corporate social responsibility program focused on four key initiatives: supporting public education; protecting the environment; combating HIV/AIDS; and promoting volunteerism. By offering employee engagement opportunities, coupled with financial and in-kind contributions, Paramount supports numerous local, national, and global non-profit organizations. Kindergarten to Cap & Gown - Paramount’s signature education program - mentors students through their educational experience, targeting four partner schools in Paramount’s Los Angeles neighborhood.

In 2019, Paramount Network debuted the first installments of Take Action - a short-form digital documentary series addressing important social issues related to our content themes. We believe that stories of individual volunteers and activists have the power to connect us, inspire action and, ultimately, create real change. Each film includes a call-to-action, partnering with a nonprofit organization to give the audience the opportunity to learn more and take action themselves.

The MTV Staying Alive Foundation produces multi-award-winning, impactful behavior change campaigns to further its purpose of storytelling to save lives and enable young people to make empowered, informed choices about their health and wellbeing.

Our robust Veterans Network (“VetNet”) engages in multiple programs and supports numerous veteran-related causes. Among its activities in 2019, VetNet worked with our legal teams to provide more than 4,000 hours of critical, pro-bono legal assistance to more than 200 veterans and their families, representing approximately $1.5 million of legal fees donated; hosted a virtual career advice event for veterans in partnership with American Corporate Partners; worked with partners to provide mentorship and internships for 850 veterans; and collected more than 100,000 donations, including toys for veteran families and toiletries for the homeless.

REGULATION AND PROTECTION OF OUR INTELLECTUAL PROPERTY

We are, fundamentally, a content company, so the trademark, copyright, patent and other intellectual property laws that protect our brands and content are of paramount importance to us. Our businesses and the intellectual property they create or acquire are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, as well as laws and regulations of countries other than the U.S. and pan-national bodies such as the European Union (“EU”). The laws and regulations affecting our businesses are constantly subject to change, as are the protections that those laws and regulations afford us. The discussion below describes certain, but not all, present and proposed laws and regulations affecting our businesses.

FCC and Similar Regulation

General. Broadcast television and certain aspects of cable programming are subject to the jurisdiction of the FCC pursuant to the Communications Act. The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; penalize broadcasters for airing indecent or profane content; regulate the airing of emergency alerting and the use of emergency alerting tones by broadcasters or cable channels; require video programming to be accessible to persons with disabilities; determine stations’ frequencies, locations and operating power; and impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and, in egregious cases, license revocation or denial of license renewals.

Under the Communications Act, the FCC also regulates certain aspects of the operation of MVPDs and certain other electronic media that compete with broadcast stations and cable programming.

We provide below a brief summary of certain laws and FCC regulations under which we operate.

License Renewals. Television broadcast licenses are typically granted for standard terms of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. We have no pending renewal applications, but we will be filing renewal applications with respect to all of our stations on a staggered basis between 2020 and 2023. A station remains authorized to operate while its license renewal application is pending.

License Assignments and Transfers of Licensee Control. The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. Third parties may oppose our applications to assign, acquire, or transfer control of broadcast licenses.

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

Below are descriptions of broadcast ownership rules. The FCC is reviewing its local television ownership and dual network rules through its most recent quadrennial review that commenced in November 2018 and is separately reviewing its television national audience reach rule. The FCC had relaxed certain of these rules in 2017, but in November 2019, a federal appellate court vacated that 2017 action and ordered the FCC to conduct further proceedings.

Local Television Ownership. The FCC’s local television ownership rule limits the number of full-power television stations that may be commonly owned in the same DMA. For example, common ownership of two full-power stations in a market generally is allowed only if at least eight independently owned and operating full-power stations will remain in the market following the acquisition of the second station, and if at least one of the stations is outside of the top-four ranked stations in the market based on audience share.

Dual Network Rule. The dual network rule prohibits any of the four major networks, ABC, CBS, FOX and NBC, from combining or being under common control.

Television National Audience Reach Limitation. Under the national television ownership rule, one party may not own television stations that reach more than 39% of all U.S. television households, although under current FCC rules a UHF station is attributed with reaching only 50% of the television households in its market. In December 2017, the FCC issued a Notice of Proposed Rulemaking pursuant to which it will consider modifying, retaining or eliminating the 39% national television audience reach limitation and/or the UHF discount. We currently own and operate television stations that reach approximately 38% or 25% of all U.S. television households on an undiscounted or discounted basis, respectively.

Cross-ownership restrictions. FCC “cross-ownership” rules reinstated as a result of a decision by a federal appellate court (a) prohibit common ownership of one or more broadcast stations (whether radio or television) and a daily newspaper in the same DMA, and (b) limit the number of radio and television broadcast stations that may be commonly owned in a given DMA. We do not currently own cognizable interests in any daily newspapers or radio broadcast stations.

Alien Ownership. In general, the Communications Act restricts foreign individuals or entities from collectively owning more than 25% of our voting power or equity. FCC approval is required to exceed the 25% threshold. The FCC has recently approved foreign ownership levels of up to 100% in certain instances, subsequent to its review and approval of specific, named foreign individuals.

Cable and Satellite Carriage of Television Broadcast Stations. The Communications Act and FCC rules govern the retransmission of broadcast television stations by cable system operators, direct broadcast satellite operators, and other MVPDs. Pursuant to these regulations, we have elected to negotiate with MVPDs for the right to carry our broadcast television stations pursuant to retransmission consent agreements. Federal law requires that broadcasters and MVPDs negotiate in good faith for retransmission consent. Some MVPDs have sought changes to federal law that would eliminate or otherwise limit the ability of broadcasters to obtain fair compensation for the grant of retransmission consent.

National Broadband Plan/Post-Auction Repack. In 2017, the FCC concluded a series of voluntary auctions to repurpose certain spectrum then utilized by broadcast television stations for use by wireless broadband services. The FCC has mandated that certain television stations that are continuing to operate subsequent to these auctions must change their channels as the FCC “repacks” the remaining spectrum dedicated to broadcast television use. Congress provided that the FCC will assist television stations in retaining their current coverage areas and established a fund to at least partially reimburse broadcasters for reasonable relocation expenses relating to the spectrum-repacking. Certain broadcast television stations, including some of those owned by us, are in the process of undertaking this repacking process and seeking reimbursement of associated costs.

Program Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. The FCC’s maximum forfeiture penalty per station for broadcasting indecent or profane programming is approximately $415,000 per indecent or profane utterance, with a maximum forfeiture exposure of approximately $3.83 million for any continuing violation arising from a single act or failure to act. FCC regulations also prohibit broadcast television stations and cable networks from transmitting or causing the transmission of Emergency Alert System (“EAS”) tones in the absence of an actual emergency, authorized test of the EAS, or a qualified public service announcement. In September 2019, the FCC issued a Notice of Apparent Liability for Forfeiture finding that a CBS Television Network program broadcast in April 2018 violated the EAS rule and imposed a forfeiture of $272,000, which we timely paid.

Broadcast Transmission Standard. In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also called “ATSC 3.0.” Those full-service television stations using the new standard are subject to certain requirements, including the obligation to continue broadcasting a generally identical program stream in the current ATSC 1.0 broadcast standard. The ATSC 3.0 standard can be used to offer better picture quality and improved mobile broadcast viewing. A television station converting to ATSC 3.0 operation will incur significant costs in equipment purchases and upgrades. In addition, consumers may be required to obtain new television sets or other equipment that are capable of receiving ATSC 3.0 broadcasts. We are participating in various ATSC 3.0 testing with other broadcasters, but it is too early to predict any impact of this technical standard on our operations.

Children’s Programming. Our business is subject to various regulations, both in the U.S. and abroad, applicable to children’s programming. Since 1990, federal legislation and rules of the FCC have limited the amount and content of commercial matter that may be shown on broadcast television stations and cable channels during programming designed for children 12 years of age and younger, and since 2006 the FCC has limited the display of certain commercial website addresses during children’s programming. Moreover, each of our broadcast television stations is required to air, in general, three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger, with at least two of those three hours appearing on the station’s primary program stream. The FCC made certain modifications to its E/I programming rules in 2019, which provided additional flexibility to broadcasters with respect to certain aspects of these rules.

In addition, some policymakers have sought limitations on food and beverage marketing in media popular with children and teens. For example, restrictions on the television advertising of foods high in fat, salt and sugar (“HFSS”) to children aged 15 and under have been in place in the UK since 2007. The UK government is currently considering tighter controls, including a ban on all HFSS advertising before 9:00 p.m. Various laws with similar objectives have also been enacted in Ireland, Turkey, Mexico, Chile, Peru, Taiwan and South Korea, and significant pressure for similar restrictions continues to be felt globally, most acutely in Australia, Brazil, Canada, Colombia, India, Hungary, Singapore, South Africa and France. The implementation of these or similar limitations and restrictions could have a negative impact on our Cable Networks advertising revenues, particularly for our networks with programming for children and teens.

Certain Other Regulations Affecting Our Business

Global Data Protection Laws and Children’s Privacy Laws. A number of data protection laws impact, or may impact, the manner in which ViacomCBS collects, processes and transfers personal data. In the EU, the General Data Protection Regulation (“GDPR”) mandates data protection compliance obligations and authorizes significant fines for noncompliance, requiring significant compliance resources and efforts on our part. Further, a number of other regions where we do business, including the U.S., Asia and Latin America, have enacted or are considering new data protection regulations that may impact our business activities that involve the processing of personal data. For example, in the U.S., the California Consumer Privacy Act, which went into effect on January 1, 2020, creates a host of new obligations for businesses regarding how they handle the personal information of California residents, including creating new data access, data deletion and opt out rights. In addition, some of the mechanisms ViacomCBS relies upon for the transfer of personal data from the EU to the U.S., such as utilizing standard contractual clauses approved by the European Commission (“EC”), have been subject to legal challenges, and the EU-U.S. Privacy Shield framework, which permits the transfer of personal data from the EU to the U.S., is subject to review by the relevant EU and U.S. authorities. The outcomes of these proceedings are uncertain and may require changes to our international data transfer mechanisms.

In addition, we are subject to other laws and regulations intended specifically to protect the interests of children, including the privacy of minors online. The U.S. Children’s Online Privacy Protection Act (“COPPA”) limits the collection by operators of websites or online services of personal information online from children under the age of 13. In July 2019, the Federal Trade Commission initiated a review of its regulations implementing COPPA, which we anticipate will be updated to address changes in technology. In the EU, GDPR also limits our ability to process data from children under the age of 16. Such regulations also restrict the types of advertising we are able to sell on these sites and apps and impose strict liability on us for certain actions of ViacomCBS, advertisers and other third parties, which could affect advertising demand and pricing. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the Internet, and these efforts have focused particular attention on children and teens.

Compliance with enhanced data protection laws, which may be inconsistent with one another, requires additional resources and efforts on our part, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines.

EU Commission’s Digital Single Market Strategy. The EU continues to pursue its Digital Single Market (“DSM”) Strategy, which contains a broad range of proposals designed to create a more complete EU-wide market for digital goods and services, several of which are likely to impact ViacomCBS’ businesses.

In November 2018, the EU adopted a number of reforms to the Audiovisual Media Services Directive (the “AVMSD”), which sets content and advertising rules for European broadcasters. The AVMSD applies the country-of-origin principle to linear and non-linear TV services, enabling cross-border broadcasts from a single regulatory jurisdiction, and sets compulsory minimum pan-EU content and advertising rules that Member States may choose to exceed. These reforms include a mandatory quota for European works on on-demand audiovisual services platforms, the option for EU states to introduce levies on the revenues of audiovisual media-service providers, and liberalized rules governing the scheduling of advertising on linear broadcasters. Member States have until September 2020 to transpose the reforms into national law. These changes could impact revenues for the VCNI television channels business in Europe and affiliate deals with platforms for both film and TV distribution.

In June 2019, two new EU directives became effective and may impact the way we acquire and distribute content online. The Copyright Directive introduced a requirement to agree to terms for the carriage of copyrighted content on online platforms (or to remove content in the absence of such agreement), and also granted rights to authors and performers to “fair and proportionate” remuneration, greater transparency and a right to revoke agreements if their work is not adequately exploited. The Online Broadcasting Directive extends the system of mandatory collective exercise of cable retransmission rights to other forms of retransmission including Internet protocol television and mobile, thereby potentially reducing the control that rights owners have over online distribution. EU states have until June 2021 to transpose these Directives into national law, if similar provisions do not already exist.

In 2020, the EU will evaluate the impact of the 2018 EC Geo-blocking Regulation that prohibits unjustified geo-blocking and other forms of discrimination based on customers’ nationality, place of residence or place of establishment. As part of its evaluation, it will consider whether the scope of the regulation should be extended to services that offer audio-visual and other copyrighted content, which may impact content owners’ ability to distribute on an exclusive, territorial basis within the EU.

Restrictions on Content Distribution. In addition to the EU, numerous countries around the world impose restrictions on the amount and nature of content that may be distributed in that country. Such regulations in China have the greatest impact, as only 34 foreign films, as selected by relevant authorities in China, may be distributed annually on a revenue share basis based on box office performance. In addition, in September 2018, China’s film and television regulator, the National Administration of TV and Radio, published proposed regulations that would severely limit the streaming and broadcasting of foreign film and television content in China, further reducing foreign access to the Chinese market.

UK Regulations Affecting Channel 5 Business. As a PSB in the UK, Channel 5 is subject to certain UK Office of Communications (“OFCOM”) broadcasting regulations that impose detailed obligations, including mandating the proportion of total programming and programming during peak hours that must be original productions, the hours devoted to news and current affairs and the proportion of commissioned programming that must be made by independent producers. Channel 5 has also undertaken to air a certain amount of UK-originated children’s programming. Like all UK broadcasters, Channel 5 must abide by the OFCOM Broadcasting Code, which contains content and scheduling regulations relating to harm and offense, protection of individuals under the age of 18, privacy, fairness and product placement, and by OFCOM’s Code on the Scheduling of Television Advertising, which contains regulations on the amount and scheduling of advertising.

Protecting our Content from Copyright Theft

The unauthorized reproduction, distribution, exhibition or other exploitation of copyrighted material interferes with the market for copyrighted works and disrupts our ability to distribute and monetize our content. The theft of films, television, books and other entertainment content presents a significant challenge to our industry, and we take a number of steps to address this concern. Where possible, we use technological protection tools, such as encryption, to protect our content. We are actively engaged in enforcement and other activities to protect our intellectual property, including: monitoring online destinations that distribute or otherwise infringe our content and sending takedown or cease and desist notices in appropriate circumstances; using filtering technologies employed by some user-generated content sites; and pursuing litigation and referrals to law enforcement with respect to websites and other online platforms that distribute or facilitate the distribution and exploitation of our content without authorization. Through partnerships with various organizations, we also are actively involved in educational outreach to the creative community, state and federal government officials and other stakeholders in an effort to marshal greater resources to combat copyright theft. Additionally, we participate in various industry-wide enforcement initiatives, public relations programs and legislative activities on a worldwide basis. We have had notable success with site-blocking efforts in parts of Europe and Asia, which can be effective in diverting consumers from piracy platforms to legitimate platforms.

Notwithstanding these efforts and the many legal protections that exist to combat piracy, the proliferation of content theft and technological tools with which to carry it out continue to be a challenge. The failure to maintain enhanced legal protections and enforcement tools and to update those tools as threats evolve could make it more difficult for us to adequately protect our intellectual property, which could negatively impact its value and further increase the costs of enforcing our rights as we continue to expend substantial resources to protect our content.

INTELLECTUAL PROPERTY

We create, own and distribute intellectual property worldwide. It is our practice to protect our films, programs, content, brands, formats, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are the most significant of those strongly identified with the product lines they represent and are significant assets of the Company: ViacomCBS™, CBS®, Viacom®, AwesomenessTV®, BET®, CBS All Access®, CBS Entertainment™, CBS Interactive®, CBS News®, CBS Sports®, CBSN®, Channel 5® (UK), CMT®, COLORS®, Comedy Central®, Flix®, MTV®, MTV Films®, Network 10®, Nickelodeon®, Nick at Nite®, Nickelodeon Movies™, Nick Jr.®, Paramount Animation®, Paramount Network®, Paramount Pictures®, Paramount Players™, Paramount Television Studios™, Pluto TV™, Pop TV™, Showtime®, Simon & Schuster®, Smithsonian Channel™, Telefe® (Argentina), The Movie Channel®, TV Land®, VH1®, VidCon®, WhoSay® and other domestic and international program services and digital properties and all the call letters for our stations.

EMPLOYEES

As of December 31, 2019, we employed approximately 23,990 full-time and part-time employees worldwide, and had approximately 4,580 additional project-based staff on our payroll. We also use many other temporary employees in the ordinary course of our business.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy and information statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended, will be available free of charge on our website at www.viacbs.com (under “Investors”) as soon as reasonably practicable after the reports are filed with the SEC. These documents are also available on the SEC’s website at www.sec.gov.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” below. Other risks, or updates to the risks discussed below, may be described in our news releases and filings with the SEC, including but not limited to our reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 1A. Risk Factors.

A wide range of risks may affect our business, financial condition or results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable factors that could have adverse effects on our business, financial condition or results of operations.

Risks Relating to ViacomCBS’ Business and Industry

Changes in consumer behavior, as well as evolving technologies, distribution platforms and packaging, may negatively affect our business, financial condition or results of operations

The ways in which consumers view content, and technology and business models in our industry continue to evolve rapidly, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenue streams.

Technological advancements have driven changes in consumer behavior and empowered consumers to seek more control over when, where and how they consume content and have affected the options available to advertisers for reaching their target audiences. The evolution of consumer preferences towards digital services and other subscription services, and the substantial increase in availability of programming without advertising or adequate methodologies for audience measurement, may continue to have an adverse effect on our business, financial condition or results of operations. Examples of the foregoing include the convergence of television telecasts and digital delivery of programming to televisions and other devices, video-on-demand platforms, tablets, new video and electronic book formats, user-generated content sites, unauthorized digital distribution of video content including via streaming and downloading, simultaneous live streaming of telecast content which allows users to consume content on demand and in remote locations while avoiding traditional commercial advertisements or subscription payments and “cloud-based” DVR storage.

In addition, consumers are increasingly using time-shifting and advertising-blocking technologies that enable users to fast-forward or circumvent advertisements, such as DVRs, or increase the sharing of subscription content and reduce the demand for electronic sell-through, DVD and Blu-ray disc products. Substantial use of these technologies could impact the attractiveness of our programming to advertisers, adversely affecting our advertising revenue. Our business also may be adversely affected by the use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions and live and stored video streaming boxes and services, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages.

In response to perceived consumer demand, distributors of programming and program services are continuing to develop alternative offerings for consumers, including “skinny bundles,” smaller, often customizable programming packages delivered at lower costs than traditional offerings; SVOD and other subscription services; ad-supported FVOD services developed by television manufacturers, cable providers and others; and original programming hosted on mobile and social media platforms. Also, the impact of technological changes on MVPDs may adversely affect our cable networks’ ability to grow revenue. If these alternative offerings continue to gain traction and our networks and brands are not included in those packages and services, or if consumers increasingly favor alternative offerings over traditional broadcast television and cable subscriptions, we may continue to experience a decline in viewership and ultimately demand for our programming, which could lead to lower revenues. These changing distribution models may also impact our ability to negotiate carriage deals on terms favorable to us, thereby having an adverse effect on our business, financial condition or results of operations.

In order to respond to these developments, we regularly consider and from time to time implement changes to our business models and strategies to remain competitive, and there can be no assurance that we will successfully anticipate or respond to these developments, that we will not experience disruption as we respond to such developments, or that the business models we develop will be as profitable as our current business models.

Our advertising revenues have been and may continue to be adversely impacted by changes in consumers’ content viewership, deficiencies in audience measurement and advertising market conditions

We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising revenues could have a significant adverse effect on our business, financial condition or results of operations in any given period.

Consumers are increasingly turning to online sources for viewing and purchasing content, and an increasing number of companies offer SVOD services, including some that offer exclusive high-quality original video programming delivered directly to consumers over the Internet. Consumers are also using new technologies that allow customers to live stream and time shift programming, make and store digital copies and skip or fast-forward through advertisements. The increasing number of entertainment choices available to consumers has intensified audience fragmentation and reduced the viewing of content through traditional MVPDs and virtual MVPDs, which has caused, and likely will continue to cause, audience ratings declines for our cable networks and may adversely affect the pricing and volume of advertising. In addition, the pricing and volume of advertising may be affected by shifts in spending toward digital and mobile offerings, which can deliver targeted advertising promptly, from more traditional media, or toward newer ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as beneficial to us as traditional advertising methods.

In addition, advertising sales are largely dependent on audience measurement, and the results of audience measurement techniques can vary for a variety of reasons, including the platforms on which viewing is measured and variations in the statistical sampling methods used. The use of evolving ratings technologies and measurements, and viewership on platforms or devices, such as tablets, smart phones and other mobile devices, that are not being fully measured, could have an impact on our program ratings and advertising revenues. Also, consumer viewership of streaming services continues to grow and is under measured. Low ratings can lead to lower pricing and advertising spending. While Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data as well as first-party data using a variety of methods, including the number of impressions served and demographics. In addition, multi-platform campaign verification remains in its infancy, and viewership on tablets, smartphones and other mobile devices, which continues to grow rapidly, still is not measured by any one consistently applied method. These variations and changes could have a significant effect on our advertising revenues. There can be no assurance that any replacement programming on our television stations will generate the same level of revenues or profitability as previous programming.

The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general or the economy of any individual geographic market, particularly a major market, such as Los Angeles or New York, in which we own and operate sizeable businesses, and this may adversely affect our advertising revenues. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in domestic and international advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. In addition, advertising expenditures by companies in certain sectors of the economy, including the financial, pharmaceutical and automotive segments, represent a significant portion of our advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors’ advertising expenditures may adversely affect our revenue. Our ability to generate advertising revenue is also dependent on demand for our content, the consumers in our targeted demographics, advertising rates and results observed by advertisers. These factors could have an adverse effect on our business, financial condition or results of operations.

Our success depends on our ability to maintain attractive brands and our reputation, and to offer popular programming and other content

Our ability to maintain attractive brands and our reputation, and to create popular programming and other content, tentpole and other live events and consumer products are key to the success of our business and our ability to generate revenues. The production and distribution of television and other programming, films and other entertainment content and the licensing of rights to the associated intellectual property is inherently risky because the revenues we derive from various sources primarily depend on our ability to satisfy consumer tastes and expectations in a consistent manner. The popularity of our content is affected by our ability to maintain or develop our strong brand awareness and reputation and to target key audiences, and by the quality and attractiveness of competing entertainment content and the availability of alternative forms of entertainment and leisure time activities, including online, mobile and other offerings. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We invest substantial capital in creating and promoting our content, including in the production of original content on our networks, in our films, in our television production business and in our publications, before learning the extent to which it will garner critical success and popularity with consumers.

In our Cable Networks and TV Entertainment businesses, the popularity of our brands and programming has a significant impact on the revenues we are able to generate from advertising, affiliate fees, content licensing, consumer products and other licensing activities, and our ability to expand our presence internationally depends, in part, on our ability to successfully predict and adapt to changing consumer tastes and preferences outside the U.S. In addition, the success of our Publishing business is similarly dependent on audience acceptance of its publications.  In our Filmed Entertainment business, the theatrical performance of a film affects not only the theatrical revenues we receive but also revenues from other distribution outlets, such as TVOD and SVOD, television, home entertainment and licensed consumer products. Additionally, a shortfall, now or in the future, in the expected popularity of our programming that we expect to distribute or the sports events for which we have acquired rights, could lead to decreased profitability or losses for a significant period of time. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners and culture may damage our brands or reputation, even if such claims are untrue.  A lack of popularity of our offerings or damage to our reputation could have an adverse effect on our business, financial condition or results of operations in a particular period or over a longer term.

Increased costs for programming, films and other rights, and judgments we make on the potential performance of our content, may adversely affect our business, financial condition or results of operations

In our TV Entertainment and Cable Networks segments, we produce a significant amount of original programming and other content and we invest significant resources in our brands, in part with the aim of developing higher quality and quantity of original content, and we also derive a portion of our revenue from the exploitation of our extensive library of television programming. In our Filmed Entertainment segment, we invest significant amounts in the production, marketing and distribution of films and television series. We also acquire programming, films and television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment product offerings, and we pay license fees, royalties and/or contingent compensation in connection with these acquired rights. For example, some of CBS Television Network’s most widely viewed broadcasts, including golf’s Masters Tournament, NFL games and series such as Young Sheldon, are made available based upon programming rights of varying duration that we have negotiated with third parties. We also license various music rights from the major record companies, music publishers and performing rights organizations.

Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties, and rapid changes in consumer behavior have increased the risk associated with the success of all kinds of programming. Competition for popular content is intense, and we may have to increase the price we are willing to pay for talent and intellectual property rights, which may result in significantly increased costs. Further, increased competition in the market for development and production of original programming, such as from Amazon, Apple, Facebook, Hulu, Netflix and YouTube, and streaming services by large entertainment companies, increases our content costs as they introduce different ways of compensating talent and approaching production. We may be outbid by our competitors for the rights to new, popular programming or in connection with the renewals of popular programming that we currently license. Finally, certain of our counterparties and vendors may encounter financial and operational pressures, which could result in increased costs to us or delays in production. As such, there can be no assurance that we will recoup our investments in programming, films and other content when the content is broadcast or distributed. If our content offerings cease to be widely accepted by audiences or are not continuously replenished with popular content, our revenues could be adversely affected.

The accounting for the expenses we incur in connection with our programming and films requires that we make judgments about their potential success and useful life. We initially estimate the ultimate revenues of a television program or film and then update our estimate of ultimate revenues based on expected future and actual results, including following a television program’s initial broadcast or a film’s initial theatrical release. If our estimates prove to be incorrect or are reduced, it may result in decreased profitability as a result of the accelerated recognition of the expense and/or write-down of the value of the asset. Similarly, if we determine it is no longer advantageous for us to air a program on our broadcast or cable networks, we would accelerate our amortization of the program costs.

These factors could have an adverse effect on our business, financial condition or results of operations.

The loss of key talent could adversely affect our business, financial condition or results of operations

Our business depends upon the continued efforts, abilities and expertise of not only our corporate and divisional executive teams, but also the various creative talent and entertainment personalities with whom we work. For example, we employ or contract with several entertainment personalities with loyal audiences and we produce films with highly regarded directors, producers, writers, actors and other talent. These individuals are important to achieving the success of our programs, films and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining them or new talent will be reasonable. If we fail to retain these individuals on current terms or if our entertainment personalities lose their current appeal or we fail to attract new talent, our business, financial condition or results of operations could be adversely affected.

Our businesses operate in industries that are highly competitive and swiftly consolidating

We depend on the popularity of our content and other offerings, our appeal to advertisers and widespread distribution of our content. We compete with other media companies to attract creative talent and produce high quality content, and for distribution on a variety of third-party platforms to draw large audiences. Competition for talent, content, audiences, service providers, production infrastructure, advertising and distribution is intense and comes from broadcast television stations and networks, cable television systems and networks (including our own), streaming service distributors, the Internet and social media platforms, film studios and independent film producers and distributors, consumer products companies and other entertainment outlets and platforms, as well as from search engines, program guides and “second screen” applications and non-traditional programming services, such as streaming offerings. Additionally, other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with our stations or networks, or stations or networks might engage in aggressive promotional campaigns. Further, competition from additional entrants into the market for development and production of original programming and streaming services, such as Amazon, Apple, Facebook, Hulu, Netflix and YouTube, and major entertainment companies, continues to increase. In book publishing, competition among electronic and print book retailers could decrease the prices for new releases and the outlets available for book sales. Moreover, the growing use of self-publishing technologies by authors increases competition and could result in decreased use of traditional publishing services.

Our ability to obtain widespread distribution on favorable terms, which contributes to our ability to attract audiences and, in turn, advertisers, is adversely affected by the consolidation of advertising agencies, programmers, content providers, distributors (including telecom companies) and television service providers. This consolidation reduces the number of distributors with whom we negotiate and increases the negotiating leverage and market power of the combined companies. In addition, consolidation in the film business may adversely affect the distribution of our films on various platforms. Consolidation among book retailers and the growth of online sales and electronic books sales have resulted in increased competition for limited physical shelf space for our publications and for the attention of consumers online.

In addition, our competitors generally include market participants with interests in multiple media businesses that are often vertically integrated, whereas our Cable Networks business generally relies on distribution relationships with third parties. As more cable and satellite operators, Internet service providers, telecom companies and other content distributors, aggregators and search providers create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms for distribution or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information, as well as significant financial resources.

This competition and consolidation could result in lower ratings and advertising, lower affiliate and other revenues, and increased content costs and promotional and other expenses, negatively affecting our ability to generate revenues and profitability. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that competition or consolidation in the marketplace will not have an adverse effect on our business, financial condition or results of operations.

Because we derive a significant portion of our revenues from a limited number of distributors, the loss of affiliation and distribution agreements, renewal on less favorable terms or adverse interpretations could have a significant adverse effect on our business, financial condition or results of operations

A significant portion of our revenues, particularly from Cable Networks and TV Entertainment, are attributable to agreements with MVPDs and virtual MVPDs, and other distributors of our programming and program services. These agreements generally have fixed terms that vary by market and distributor, and there can be no assurance that these agreements will be renewed in the future, or renewed on favorable terms, including but not limited to those related to pricing and programming tiers. We may also be unable to modify existing agreements with terms that have over time become less favorable. The loss of existing packaging, positioning, pricing or other marketing opportunities and the loss of carriage on cable and satellite programming tiers or the failure to renew our agreements with any distributor, or renew or modify them on favorable terms, could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from both affiliate fees and advertising.

The CBS Television Network provides its affiliates with up to approximately 98 hours of regularly scheduled programming per week. In return, the CBS Television Network’s affiliated stations broadcast network-inserted commercials during that programming and pay us station affiliation fees. Loss of station affiliation agreements of the CBS Television Network could adversely affect our results of operations by reducing the reach of our programming and therefore our attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect our results of operations.

Consolidation among MVPDs and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect our ability to maintain or obtain distribution for our network programming or distribution and/or marketing of our subscription program services on favorable or commercially reasonable terms, or at all. Also, consolidation among television station group owners could increase their negotiating leverage. Moreover, competitive pressures faced by MVPDs, particularly in light of the lower retail prices of streaming services, could adversely affect the terms of our renewals with MVPDs. In addition, MVPDs and streaming services continue to develop alternative offerings for consumers, including “skinny bundles.” To the extent these packages do not include our programming and become widely accepted in lieu of traditional program packages, we could experience a decline in affiliate revenues.

Similarly, our revenues are dependent on the compliance of major distributors with the terms of our affiliation or distribution agreements. As these agreements have grown in complexity, the number of disputes regarding the interpretation, and even validity, of the agreements has grown, resulting in greater uncertainty and, from time to time, litigation with respect to our rights and obligations. For example, some of our distribution agreements contain “most favored nation” (“MFN”) clauses, which provide that if we enter into an agreement with a distributor and such agreement includes specified terms that are more favorable than those held by a distributor holding an MFN right, we must offer some of those terms to the distributor holding the MFN right. These clauses are generally complex and may lead to disagreement over their interpretation and application. Disagreements with a distributor on the interpretation or validity of an agreement could adversely impact our revenues from both affiliate fees and advertising, as well as our relationship with that distributor.

These factors could have an adverse effect on our business, financial condition or results of operations.

The integration of the CBS and Viacom businesses may not be successful or may be more difficult, time consuming or costly than expected. Synergies and other benefits may not be realized within the expected time frames, or at all. Operating costs, customer loss and business disruption may be greater than expected and revenues may be lower than expected following the Merger.  Our ongoing investment in new businesses, products, services and technologies present many risks, and we may not realize the financial and strategic goals we had contemplated.

Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate the businesses of the combined companies in a manner that facilitates growth opportunities and achieves the projected standalone cost savings and revenue growth trends that have been identified without adversely affecting current revenues and investments in future growth. The failure to meet the challenges involved in combining CBS’ and Viacom’s businesses following the Merger and to realize the anticipated benefits of the Merger, including expected synergies, could cause an interruption of, or a loss of momentum in, the activities of ViacomCBS and could adversely affect the results of operations of ViacomCBS. The overall combination of our businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management attention to integration matters;

•	difficulties in integrating operations and systems, including administrative and information technology infrastructure and financial reporting and internal control systems;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in integrating employees and attracting and retaining key personnel, including talent;

•
challenges in retaining existing, and obtaining new customers, viewers, suppliers, distributors, licensors, employees and others, including material content providers, studios, producers, directors, actors, authors and other talent, and advertisers;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, financing plans and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in continuing to develop valuable and widely accepted content and technologies;

•	contingent liabilities that are larger than expected; and

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

In addition, even if our operations are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. Many of these factors are outside of our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations.

In the past, we have acquired and invested, and expect to continue to acquire and invest, in new businesses, products, services and technologies as part of our ongoing strategic initiatives. Such acquisitions and strategic initiatives may involve significant risks and uncertainties, including the types described above as well as insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with the new investments, unidentified issues not discovered in our due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities and a failure to successfully further develop an acquired business or technology. Because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, no assurance can be given that such investments and other strategic initiatives will not adversely affect our business, financial condition or results of operations.

Service disruptions or failures of, or cybersecurity attacks upon, our or our service providers’ networks, information systems and other technologies could result in the disclosure of confidential or valuable business or personal information, disruption of our businesses, damage to our brands and reputation, legal exposure and financial losses

Networks, cloud services, information systems and other technologies, including technology systems used in connection with the production and distribution of our programming, films and other content by us or our third-party providers (“Systems”), are critical to our business activities, and shutdowns or service disruptions of, and cybersecurity attacks on, these Systems pose increasing risks. Such shutdowns, disruptions and attacks may be caused by third-party hacking of computers and Systems; dissemination of computer viruses, worms, malware, ransomware and other destructive or disruptive software; denial of service attacks and other bad acts; human error; and power outages, natural disasters, extreme weather, terrorist attacks or other similar events. Shutdowns, disruptions and attacks could have an adverse impact on us, our business partners, employees, advertisers, viewers and users of our content offerings, including degradation or disruption of service, loss of data and damage to equipment and data. Steps we take to add software and hardware, upgrade our Systems and network infrastructure, and improve the stability and efficiency of our Systems may not be sufficient to avoid shutdowns, disruptions and attacks. Significant events could result in a disruption of our operations and reduction of our revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our businesses, viewer or advertiser dissatisfaction or a loss of viewers or advertisers, and damage to our reputation or brands.

We operate communications and computer hardware Systems located both in our facilities and that of third-party providers. In addition, we use third-party “cloud” computing services in connection with our business operations. We also use content delivery networks to help us stream programming, films and other content in high volume to viewers and users of our online, mobile and app offerings over the internet. Problems faced by us, our hosting providers, our third-party “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity attacks and regulatory interference, could result in a disruption of our operations and reduction of our revenues, adversely impact the experience of our viewers and users, and could damage our reputation and brands.

We are subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of business or personal data or programming content maintained in our or our third-party providers’ Systems, including proprietary and personal information (of third parties, employees and users of our online, mobile and app offerings), business information including intellectual property, or other confidential information. Outside parties may attempt to penetrate our Systems or those of our third-party providers or fraudulently induce employees, business partners or users of our online, mobile and app offerings to disclose sensitive or confidential information in order to gain access to our data or our subscribers’ or users’ data, or our programming. The number and sophistication of attempted and successful information security breaches in the U.S. and elsewhere have increased in recent years, and because of our prominence, we and/or third-party providers we use may be a particularly attractive target for such attacks. Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, these Systems change frequently and often are not recognized until launched, we may be unable to anticipate these techniques, implement adequate security measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of security measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated.

If a material breach of our Systems or those of our third-party providers occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose subscribers, viewers, advertisers and other business partners, and users of our online, mobile and app offerings; and our reputation, brands and credibility could be damaged; and we could be required to expend significant amounts of money and other resources to repair or replace such Systems or to comply with regulatory requirements. We could also be subject to actions by regulatory authorities and claims asserted in private litigation. The costs relating to any data breach could be material, and we may not have adequate insurance coverage to compensate us for any losses associated with such events.

Each of these factors could have an adverse effect on our reputation, business, financial condition or results of operations.

We are subject to complex, often inconsistent and potentially costly laws, rules, regulations, industry standards and contractual obligations relating to privacy and personal data protection

We are subject to laws, rules and regulations in the U.S. and in other countries relating to privacy and the collection, use and security of personal data. In the EU, for example, the GDPR mandates data protection compliance obligations and authorizes significant fines for noncompliance, requiring significant compliance resources and efforts on our part. Further, a number of other regions where we do business have enacted or are considering new data protection regulations that may impact our business activities. In the U.S., the California Consumer Privacy Act, which went into effect on January 1, 2020, creates a host of new obligations for businesses regarding how they handle the personal information of California residents. We are also subject to laws and regulations intended specifically to protect the interests of children and the privacy of minors online, including COPPA in the U.S. and the GDPR in the EU, and we have been required to limit some functionality on our websites and apps as a result of these regulations. Such regulations also restrict the types of advertising we are able to sell on these sites and apps and impose strict liability on us for certain actions of ViacomCBS, advertisers and other third parties, which could affect advertising demand and pricing. We will continue to expend resources to comply with data protection and privacy standards imposed by law, industry standards or contractual obligations, which may be inconsistent with one another, and despite such efforts we may face regulatory and other legal actions. See “Regulation and Protection of our Intellectual Property—Certain Other Regulations Affecting Our Business—Global Data Protection Laws and Children’s Privacy Laws.”

Each of these factors could have an adverse effect on our reputation, business, financial condition or results of operations.

The failure, destruction and/or breach of satellites and facilities that we depend upon to distribute our programming could adversely affect our business, financial condition or results of operations

We use satellite systems, fiber and other methods to transmit our programs and program services to broadcast television and cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted as a result of power outages, natural disasters, extreme weather, terrorist attacks, cyber attacks, failures or impairments of communications satellites or on-ground uplinks or downlinks used to transmit programming or other similar events. Currently, there are a limited number of communications satellites available for the transmission of programming, and if a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. There can be no assurance that such failure or disruption would not have an adverse effect on our business, financial condition or results of operations.

Theft of our content, including digital copyright theft and other unauthorized uses of our content, reduces revenue received from legitimate distribution of our programming, films, books and other entertainment content and adversely affects our business, financial condition or results of operations

The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights. We are fundamentally a content company and theft of our content - specifically, the infringement of our films and home entertainment products, television programming, digital content, books and other intellectual property rights - affects us and the value of our content. Intellectual property theft is particularly prevalent in many parts of the world that either lack effective laws and technical protection measures similar to those existing in the U.S. and Europe or lack effective enforcement of such measures, or both. Such foreign copyright theft often creates a supply of pirated content for major markets as well. The interpretation of copyright, trademark and other intellectual property laws as applied to our content, and our infringement-detection and enforcement efforts, remain in flux, and some methods of enforcement have encountered political opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and thus negatively affect its value.

Content theft is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to cloak their identities online. We and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming and films, and intentional or unintentional acts could result in unauthorized access to our content. The continuing proliferation of digital formats and technologies heightens this risk. The unauthorized distribution and consumption of our content through a wide array of platforms and devices remain problematic and an ever-present challenge, as Internet-connected televisions, set-top boxes and mobile devices are ubiquitous and many can support illegal re-transmission platforms, illicit video-on-demand/streaming services and pre-loaded hardware, providing more accessible, versatile and legitimate-looking environments for consuming pirated film and television content. Unauthorized access to our content could result in the premature release of films, television programs or other content as well as a reduction in legitimate audiences, which would likely have significant adverse effects on the value of the affected content and our ability to monetize our content.

Copyright theft has an adverse effect on our business because it reduces the revenue that we are able to receive from the legitimate sale and distribution of our content, undermines lawful distribution channels, reduces the public’s and some affiliate partners’ perceived value of our content and inhibits our ability to recoup or profit from the costs incurred to create such content. While legal protections exist, piracy and technological tools with which to engage in copyright theft continue to escalate, evolve and present challenges for enforcement. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these efforts. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business and may have an adverse effect on our business, financial condition or results of operations.

Political and economic conditions in a variety of markets around the world could have an adverse effect on our business, financial condition or results of operations

Our businesses operate and have audiences, customers and partners worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. For that reason, economic conditions in many different markets around the world affect a number of aspects of our businesses, in particular revenues in both domestic and international markets derived from advertising sales, theatrical releases, home entertainment distribution, television licensing and sales of consumer products. Economic conditions in each market can also impact our audience’s discretionary spending and therefore their willingness to access our content, as well as the businesses of our partners who purchase advertising on our networks, causing them to reduce their spending on advertising. We may also be subject to longer payment cycles. In addition, as we have expanded our international operations, our exposure to foreign currency fluctuations against the U.S. dollar (compared to, for example, the Argentinian peso, the British pound and the Euro, among others) has increased. Such fluctuations could have an adverse effect on our business, financial condition or results of operations, and there is no assurance that downward trending currencies will rebound or that stable currencies will remain stable in any period.

Our businesses are also exposed to certain political risks inherent in conducting a global business, including retaliatory actions by governments reacting to changes in the U.S. and other countries, including in connection with trade negotiations; issues related to the presence of corruption in certain markets and enforcement of anti-corruption laws and regulations; increased risk of political instability in some markets as well as conflict and sanctions preventing us from accessing those markets; escalating trade, immigration and nuclear disputes; wars, acts of terrorism or other hostilities; and other political, economic or other uncertainties.

The UK left the EU on January 31, 2020. It is now in a ‘transition period’ scheduled to end on December 31, 2020 that allows the negotiation of a future UK-EU trade relationship while remaining part of the EU Single Market. Depending on the ultimate terms of a trade deal, the UK could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. It is possible that the UK could revert to World Trade Organization terms if no deal is reached. The effects of Brexit and the on-going trade negotiations may continue to adversely affect business activity, political stability and economic and market conditions in the UK, the Eurozone, the EU and elsewhere and contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound. A new trade deal, or no deal at all, could lead to additional political, legal and economic instability and uncertainty in the EU, including changes in the regulatory environment, which could impact our ability to use UK law under “country of origin” rules for programming in the EU, potential trade barriers between the UK and the EU and between the UK and other countries, and potential content production quota regulations. Given that a portion of our business is conducted in the EU, including the UK, any of these effects of Brexit and a trade deal, and others we cannot anticipate, could have an adverse effect on our business, financial condition or results of operations.

These political and economic risks could create instability in any of the markets where our businesses derive revenues, which could result in a reduction of revenue or loss of investment that adversely affects our businesses, financial condition or results of operations.

Changes in U.S. or foreign laws or regulations may have an adverse effect on our business, financial condition or results of operations

Our program services, filmed entertainment and online, mobile and app properties are subject to a variety of laws and regulations, both in the U.S. and/or in the foreign jurisdictions in which we or our partners operate, including relating to intellectual property, content regulation, user privacy, data protection, anti-corruption, repatriation of profits, tax regimes, quotas, tariffs or other trade barriers, currency exchange controls, operating license and permit requirements, restrictions on foreign ownership or investment, export and market access restrictions, and exceptions and limitations on copyright and censorship, among others.

The television broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. For example, we are required to obtain licenses from the FCC to operate our television stations. It cannot be assured that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our revenues. We must also comply with extensive FCC regulations and policies in the ownership and operation of our television stations and our television networks, which prohibit common ownership of two or more of the top four television networks and limit the number of television stations that a licensee can own in a market and the number of television stations that can be owned in the U.S., which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some television stations. Our programming directed towards children is subject to a number of additional regulations. For example, privacy regulations make it difficult to measure online viewership by children. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could adversely affect advertising revenue.

The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of our television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require television stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on advertising may adversely affect our advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by us. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned in whole or in part by cable distribution or telephone company systems) to all cable program services. Our ability to obtain the most favorable terms available for our content could be adversely affected should such an extension be enacted into law. It is difficult to predict the likelihood or impact of any proposed actions by the U.S. Congress or the FCC on our television properties.

Laws in some non-U.S. jurisdictions differ in significant respects from those in the U.S., and the enforcement of such laws can be inconsistent and unpredictable, which could impact our ability to expand our operations and undertake activities that we believe are beneficial to our business. In addition, changes in or new interpretations of international laws and regulations governing the broadcast and distribution of content, competition and the Internet, including those affecting data privacy, as well as the new EU law requiring 30% local content on SVOD services and proposed amendments to the law governing territorial exclusivity of the distribution of content in Europe, may have an adverse impact on our international businesses and digital properties.

Our businesses are also subject to laws and regulations in the U.S. and internationally governing the collection, use, sharing, protection and retention of personal data, which has implications for how such data is managed. For example, GDPR expands the regulation of personal data processing throughout the EU and significantly increases penalties for non-compliance. Complying with these laws and regulations could be costly, require us to change our business practices, or limit or restrict aspects of our business in a manner adverse to our business operations. Many of these laws and regulations continue to evolve, and substantial uncertainty surrounds their scope and application. Our failure to comply could result in exposure to enforcement by U.S. or foreign governments, as well as significant negative publicity and reputational damage.

Our businesses could be adversely affected by new laws and regulations, changes in existing laws, changes in interpretations of existing laws by courts and regulators and the threat that additional laws or regulations may be forthcoming, as well as our ability to enforce our legal rights. We could be required to change or limit certain of our business practices, which could impact our ability to generate revenues. We could also incur substantial costs to comply with new and existing laws and regulations, or substantial fines and penalties or other liabilities if we fail to comply with such laws and regulations.

Vigorous enforcement or modification of FCC indecency and other program content rules against the broadcast and cable industries could have an adverse effect on our businesses and results of operations

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC enforces its indecency rules against the broadcasting industry. The FCC has found on a number of occasions that the content of television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending licensees. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. Broadcasting indecent material could result in fines per station of a maximum of approximately $415,000 per utterance and/or the loss of a station’s FCC license. If the FCC denied a license renewal or revoked the license for one of our television stations, we would lose our authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to our ability to comply with the rules. Violation of indecency rules could lead to sanctions which may adversely affect our businesses and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of our cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

We could be subject to material liabilities as a result of adoption of or changes in tax laws, regulations and administrative practices, interpretations and policies

We are subject to taxation in the U.S. and numerous international jurisdictions. Our tax rates are impacted by the tax laws, regulations and administrative practices, interpretations and policies in the federal, state and local and international territories where our businesses operate, and these rates may be subject to significant change. Our tax returns are routinely audited and litigation, adverse outcomes, or settlements may occur because tax authorities may disagree with certain positions we have taken, including our methodologies for intercompany arrangements. Additionally, shifting economic and political conditions may result in significant changes to tax policies, laws or tax rates in various jurisdictions. Such changes, litigation, adverse outcomes, or audit settlements may result in the recognition of additional charges to our income tax provision in any given period and may adversely affect our effective income tax rate or cash payments and may therefore adversely affect our business, financial condition or results of operations.

Volatility and weakness in capital markets may adversely affect our credit availability and related financing costs

Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we can currently access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. In addition, our access to and cost of borrowing can be affected by our short- and long-term debt ratings assigned by ratings agencies. In addition, the interest rates included in certain agreements that govern certain of our debt securities and/or credit facilities may be based on the London Interbank Offered Rate (“LIBOR”). In the future, use of LIBOR may be discontinued and we cannot be certain how long LIBOR will continue to be a viable benchmark interest rate. Use of alternative interest rates could result in increased borrowing costs or volatility in the markets and interest rates. These factors, including the tightening of credit markets, or a decrease in our debt ratings, could adversely affect our ability to obtain cost-effective financing.

We could be adversely affected by strikes and other union activity

We and our business partners engage the services of writers, directors, actors, musicians and other talent, production crew members, trade employees, players in sports leagues and others who are subject to industry-wide or specially-negotiated collective bargaining agreements, and occasionally individual agreements. The Alliance of Motion Picture and Television Producers (AMPTP) is a multi-employer trade association that, along with and on behalf of hundreds of member companies including Paramount Pictures and CBS Studios, negotiates the industry-wide collective bargaining agreements with these parties, and we may lack practical control over the negotiations and terms of the agreements. The Writers Guild of America contract expires on May 1, 2020, and the Directors Guild of America and Screen Actors Guild-American Federation of Television and Radio Artists contracts expire on June 30, 2020.  The AMPTP expects to negotiate successor deals with these guilds and unions in the coming months. Any labor disputes that arise may disrupt our operations and cause delays in the production of our programming, and we may not be able to negotiate favorable terms for a renewal, which could increase our costs. Depending on its duration, any lockout, labor dispute, strike or work stoppage could have an adverse effect on our revenues, cash flows and/or operating income and/or their timing.

Our revenues, expenses and operating results may vary based on the timing, mix, number and availability of our films and other programming and on seasonal factors

Our revenues, expenses and operating results fluctuate due to the timing, mix, number and/or availability of our theatrical films, home entertainment releases and programs for licensing. For example, our operating results may increase or decrease during a particular period relative to the corresponding period in the prior year due to differences in the number and/or mix of films released, the commencement of a license period or the timing of delivery of programming to licensees for exhibition. Our operating results also fluctuate due to the timing of the recognition of marketing expenses, which are generally incurred before and throughout the theatrical release of a film, with the recognition of related revenues through the film’s theatrical exhibition and subsequent distribution windows.

Our business also has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on audiences’ viewing, reading and attendance habits. Typically, our revenue from advertising is highest in the first and fourth quarters. In the Cable Networks segment, advertising is typically highest in the fourth quarter due to the holiday season, among other factors. In the TV Entertainment segment, advertising revenues benefit principally in the first quarter of the years in which we telecast the Super Bowl and NCAA Division I Men’s Basketball Tournament National Semifinals and Championship and in the fourth quarter due to the holiday season and, in even-numbered years, advertising placed by candidates for political offices. Revenues from the Filmed Entertainment segment’s theatrical film releases tend to be cyclical with increases during the summer. The Publishing segment is subject to increased periods of demand during the summer and year-end holiday season. The effects of these variances make it difficult to estimate future operating results based on the previous results of any specific quarter.

We could suffer losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming

We test goodwill and indefinite-lived intangible assets, including FCC licenses, for impairment on an annual basis and between annual tests if events or circumstances require an interim impairment assessment. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in advertising markets, a decrease in audience acceptance of our programming or films, a shift by advertisers to competing advertising platforms and/or changes in consumer behavior could result in a downward revision in the estimated fair value of a reporting unit or intangible assets, including FCC licenses, which could result in a non-cash impairment charge. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on our reported net earnings.

Our liabilities related to discontinued operations and former businesses could adversely impact our financial conditions

We have both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to the media business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. We cannot be assured that our accruals for these matters are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these liabilities may come due. Therefore, there can be no assurances that these liabilities will not have a material adverse effect on our financial position, operating performance or cash flow.

Risks Relating to NAI’s Voting Control of ViacomCBS and Pledged Shares

NAI, through its voting control of ViacomCBS, will be in a position to control actions that require stockholder approval

NAI, through its direct and indirect ownership of our Class A Common Stock, has voting control of ViacomCBS. At December 31, 2019, NAI directly or indirectly owned approximately 79.4% of the shares of our Class A Common Stock outstanding, and approximately 10.2% of the shares of our Class A Common Stock and our Class B Common Stock outstanding on a combined basis. Sumner M. Redstone is the beneficial owner of the controlling interest in NAI and, accordingly, beneficially owns all such shares. Mr. Redstone is the controlling stockholder, Chairman of the Board of Directors and Chief Executive Officer of NAI. Shari E. Redstone, the President and a director of NAI, serves as non-executive Chair of the ViacomCBS Board of Directors (the “ViacomCBS Board”). NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include Ms. Redstone. No member of our management is a trustee of the SMR Trust.

Subject to the terms of the Governance Agreement dated as of August 13, 2019, which is incorporated by reference as an exhibit in this Annual Report on Form 10-K, NAI is in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending ViacomCBS’ bylaws, the election or removal of directors and transactions involving a change of control. For example, the ViacomCBS bylaws provide that:

•
the affirmative vote of not less than a majority of the aggregate voting power of all outstanding shares of our capital stock then entitled to vote generally in an election of directors, voting together as a single class, is required for our stockholders to amend, alter, change, repeal or adopt any of our bylaws;

•
any or all of our directors may be removed from office at any time prior to the expiration of his or her term of office, with or without cause, only by the affirmative vote of the holders of record of outstanding shares representing at least a majority of all the aggregate voting power of outstanding shares of our Common Stock then entitled to vote generally in the election of directors, voting together as a single class at a special meeting of our stockholders called expressly for that purpose; provided that during the two-year period following the closing date of the ViacomCBS Merger, the removal of our Chief Executive Officer requires the approval of the ViacomCBS Board by the “Requisite Approval” (as defined in the ViacomCBS certificate of incorporation incorporated by reference as an exhibit in this Annual Report on Form 10-K); provided further, that during the two-year period following the closing date, NAI and NAI Entertainment Holdings LLC are not permitted to remove any other persons who were members of the ViacomCBS Board at the effective time of the Merger in accordance with the Merger Agreement or who otherwise become members the ViacomCBS Board (other than any of the NAI Affiliated Directors (as defined in the bylaws)) without the Requisite Approval; and

•
in accordance with the General Corporation Law of the State of Delaware, our stockholders may act by written consent without a meeting if such stockholders hold the number of shares representing not less than the minimum number of votes that would be necessary to authorize or take such actions at a meeting at which all shares entitled to vote thereon were present and voted.

Accordingly, ViacomCBS stockholders who may have different interests are unable to affect the outcome of any such corporate actions for so long as NAI retains voting control. For more information, see the Governance Agreement incorporated by reference as an exhibit in this Annual Report on Form 10-K.

Sales of NAI’s shares of ViacomCBS Common Stock, some of which are pledged to lenders, could adversely affect the stock price

At December 31, 2019, NAI directly or indirectly owned approximately 79.4% of the shares of our Class A Common Stock outstanding, and approximately 10.2% of the shares of our Class A Common Stock and our Class B Common Stock outstanding on a combined basis. Based on information received from NAI, NAI has pledged to its lenders a portion of shares of our Class A Common Stock and our Class B Common Stock owned directly or indirectly by NAI.

At December 31, 2019, the aggregate number of shares of our Common Stock pledged by NAI to its lenders represented approximately 4.1% of the total outstanding shares of our Class A Common Stock and our Class B Common Stock, on a combined basis. At December 31, 2019, the amount of our Class A Common Stock that NAI directly or indirectly owned and that was not pledged by NAI to its lenders represented approximately 64.0% of the total outstanding shares of our Class A Common Stock.

If there is a default on NAI’s debt obligations and the lenders foreclose on the pledged shares, the lenders may not effect a transfer, sale or disposition of any pledged shares of our Class A Common Stock, unless NAI and its affiliates beneficially own 50% or less of our Class A Common Stock then outstanding or such shares have first been converted into our Class B Common Stock. A sale of the pledged shares could adversely affect our Common Stock share price.  In addition, there can be no assurance that at some future time NAI will not sell or pledge additional shares of our Common Stock, which could adversely affect our Common Stock share price.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal physical properties are described below. In addition, we own and lease office, studio, production and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S. and around the world for our businesses. We consider our properties adequate for our present needs.

ViacomCBS

•
Our world headquarters is located at 1515 Broadway, New York, New York, where we lease approximately 1.4 million square feet for executive, administrative and business offices for the Company and certain of our operating divisions. The lease runs through 2031, with two renewal options based on market rates at the time of renewal for ten years each.

•
We also own a building at 51 West 52nd Street, New York, New York containing approximately 892,000 square feet of space. Of the 855,000 square feet of office space in the building, we occupy approximately 270,000 square feet and lease the balance to third parties. We have retained a real estate brokerage firm to explore a possible sale of this property.

•
We maintain facilities for our Global Business Services Center at our offices in Budapest, Hungary, where we lease approximately 44,000 square feet of space through 2023, and at our offices in Warsaw, Poland, where we lease approximately 50,000 square feet of space through 2025.

TV Entertainment

•	We own the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space.

•	We own studio facilities at the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres.

•	CBS Interactive occupies approximately 193,000 square feet of space at 235 Second Street, San Francisco, California, under a lease expiring in 2022.

•	We occupy approximately 106,000 square feet of office, production and technical space at Television City, 7800 Beverly Boulevard, Los Angeles, California under a lease expiring in 2024.

Cable Networks

In addition to occupying space at 1515 Broadway in New York, we occupy the following major office facilities:

•	Our Cable Networks business occupies approximately 277,000 square feet of office and production space at 345 Hudson Street, New York, New York, under a lease expiring in 2022.

•	Our Cable Networks business occupies approximately 210,000 square feet of office and production space at 1575 North Gower Street, Los Angeles, California, under a lease expiring in 2028.

•	Our Cable Networks’ Network Operations Center in Hauppauge, New York contains approximately 65,000 square feet of floor space on approximately nine acres of owned land.

•	The Nickelodeon Animation Studio at 203-231 West Olive Avenue, Burbank, California contains approximately 180,000 square feet of studio and office space, leased under two leases expiring in 2036.

•	Nickelodeon’s Live Action Studio contains approximately 108,000 square feet of stage and office space at Burbank Studios, 3000 West Alameda Avenue, Burbank, California, under a lease expiring in 2024.

•
Showtime Networks leases approximately 253,000 square feet at 1633 Broadway, New York, New York, under a lease expiring in 2026 and leases approximately 56,000 square feet at The Lot, 1041 N. Formosa Avenue, West Hollywood, California, under a lease expiring in 2028.

•
Telefe occupies approximately 496,000 square feet of office, studio and production space, transmission facilities and for other ancillary uses at its owned and leased facilities in Buenos Aires, Argentina.

•	ViacomCBS Networks International occupies approximately 140,000 square feet of space at its owned and leased Hawley Crescent facilities in London.

•	Network 10 leases approximately 100,000 square feet of space at 1 Saunders Street, Pyrmont, New South Wales, Australia, under a lease expiring in 2023.

Filmed Entertainment

•
Paramount owns the Paramount Pictures Studio situated at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1.85 million square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theatres, equipment facilities and other ancillary uses. Paramount has embarked on a planned 25-year expansion and revitalization project for the studio.

Publishing

•	Simon & Schuster leases approximately 300,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, under a lease expiring in 2034.

Item 3. Legal Proceedings.

The information set forth under the caption “Legal Matters” in Note 19 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4.    Mine Safety Disclosures.

Not applicable.

OUR BOARD OF DIRECTORS

ViacomCBS’ directors as of February 18, 2020 are as follows:

Name	Age	Position
Shari E. Redstone	65	Non-Executive Chair, Director
Robert M. Bakish	56	President and Chief Executive Officer, Director
Candace K. Beinecke	73	Director
Barbara M. Byrne	65	Director
Brian Goldner	56	Director
Linda M. Griego	72	Director
Robert N. Klieger	47	Director
Judith A. McHale	73	Director
Ronald L. Nelson	67	Director
Charles E. Phillips, Jr.	60	Director
Susan Schuman	60	Director
Nicole Seligman	63	Director
Frederick O. Terrell	65	Director

Shari E. Redstone has been a member of the ViacomCBS Board of Directors (the “Board”) since January 1994. She has served as the Non-Executive Chair of our Board since December 2019 and, prior to that, served as Non-Executive Vice Chair of the Board beginning in 2005 and as Non-Executive Vice Chair of the board of Viacom beginning in 2006. Ms. Redstone is Co-founder and Managing Partner of Advancit Capital, an investment firm launched in 2011 that focuses on early stage companies at the intersection of media, entertainment and technology, with investments in over 75 companies. Ms. Redstone has been President of NAI since 2000, and also serves as a director of NAI. Ms. Redstone brings to the Board her extensive experience in and a deep understanding of the entertainment industry, broad experience and talent managing a large business, extensive legal experience and her experience as President of NAI, including as one of its significant stockholders. Ms. Redstone is actively involved in a variety of charitable, civic, and educational organizations, including serving as a member of the board of trustees of The Paley Center for Media. She sits on the Board of Trustees of the Dana-Farber Cancer Institute. Ms. Redstone earned a BS from Tufts University and a JD and a Masters in Tax Law from Boston University. She practiced corporate law, estate planning and criminal law in the Boston area before joining NAI. Ms. Redstone is the daughter of Sumner M. Redstone.

Robert M. Bakish has been our President and Chief Executive Officer and a member of our Board since December 2019. Mr. Bakish served as President and Chief Executive Officer and a member of the board of Viacom from December 2016 to December 2019, having served as Acting President and Chief Executive Officer beginning earlier in 2016. Mr. Bakish joined Viacom’s predecessor (“Former Viacom”) in 1997 and held positions throughout the organization, including as President and Chief Executive Officer of Viacom International Media Networks and its predecessor company, MTV Networks International (“MTVNI”), from 2007 to 2016; President of MTVNI; Executive Vice President, Operations and Viacom Enterprises; Executive Vice President and Chief Operating Officer, MTV Networks Advertising Sales; and Senior Vice President, Planning, Development and Technology. Before joining Former Viacom, Mr. Bakish was a partner with Booz Allen Hamilton in its Media and Entertainment practice. Mr. Bakish has extensive knowledge and deep understanding of the Viacom business and the entertainment industry through various leadership positions at Viacom spanning approximately 20 years and culminating with President and Chief Executive Officer, and broad expertise overseeing global operations. Mr. Bakish has served as a director of Avid Technology, Inc. since 2009.

Candace K. Beinecke has been a member of our Board since September 2018. Ms. Beinecke is the Senior Partner of Hughes Hubbard & Reed LLP, a New York law firm, and is a practicing partner in Hughes Hubbard’s corporate department. In 1999, Ms. Beinecke became the first woman to Chair a major New York law firm. Ms. Beinecke also serves as the Lead Trustee of Vornado Realty Trust, the Chairperson of the Board of First Eagle Funds (a mutual fund family), and as a board member of ALSTOM (a public French transport company). As the long-time head of a top-ranked international law firm, Ms. Beinecke is well-recognized in the legal profession for her corporate governance and mergers and acquisitions expertise and brings to the Board extensive legal, governance, business and risk management experience. Ms. Beinecke’s breadth of director experience, which includes service as a lead trustee and chairperson, as well as service on other nominating and governance committees, a remuneration committee and an executive committee, gives her a deep understanding of public company governance.

Barbara M. Byrne has been a member of our Board since September 2018. Ms. Byrne is the former Vice Chairman, Investment Banking at Barclays PLC. During her more than 35 years of financial services experience, Ms. Byrne served as team leader for some of Barclay’s most important multinational corporate clients and was the primary architect of several of Barclays’ marquee transactions. Widely recognized as a leading investment banker and strategic advisor, she is a member of various industry councils and participates as a forum leader on strategic issues and trends facing the financial services sector and global markets. With this experience, Ms. Byrne brings to the Board important business and financial expertise in its deliberations on complex transactions, risk management, strategy and other financial matters.

Brian Goldner has been a member of our Board since September 2018. Mr. Goldner has served as the Chief Executive Officer of Hasbro, Inc. since 2008, and additionally has served as its Chairman of the Board since May 2015. In addition to being Chief Executive Officer, from 2008 to 2016, Mr. Goldner was also the President of Hasbro. Besides being a member of Hasbro’s board, he also served on the boards of The Gap, Inc. from 2016 to 2019 and Molson Coors Brewing Company from 2010 to 2016. Mr. Goldner brings to the Board significant leadership, operational and brand management experience from his executive positions at one of the leading public companies in his industry, where he was instrumental in transforming a traditional toy and game company into a global play and entertainment leader. With his direct experience in executing on strategies to differentiate Hasbro in a competitive global marketplace in response to industry evolution, he is well-positioned to advise on the strategic direction of the Company’s businesses. Further, Mr. Goldner’s service on other boards and board committees gives him a deep understanding of public company governance.

Linda M. Griego has been a member of our Board since March 2007. Ms. Griego has served, since 1986, as President and Chief Executive Officer of Griego Enterprises, Inc., a business management company. For more than 20 years, she oversaw the operations of Engine Co. No. 28, a prominent restaurant in downtown Los Angeles that she founded in 1988. From 1990 to 2000, Ms. Griego held a number of government-related appointments, including Deputy Mayor of the city of Los Angeles, President and Chief Executive Officer of the Los Angeles Community Development Bank, and President and Chief Executive Officer of Rebuild LA, the agency created to jump-start inner-city economic development following the 1992 Los Angeles riots. Over the past two decades, she has also served on a number of government commissions and boards of directors of nonprofit organizations, including current service on the boards of The Ralph M. Parsons Foundation, the MLK Health and Wellness, CDC, and the Charles R. Drew University of Medicine and Science. Ms. Griego has served as a director of publicly traded and private corporations, including serving as director of AECOM and the American Funds (7 funds). With the breadth of her leadership experience as a businesswoman, in the public sector through her multiple government appointments and extensive community-based participation in Los Angeles, an area where the Company has a significant presence, and on multiple not-for-profit boards, Ms. Griego provides the Board with financial and business acumen, as well as public policy expertise as it relates to business practices. Ms. Griego is also an experienced director, including through service on other audit, compensation and organization, and nominating and governance committees, with demonstrated expertise in the application of sound corporate governance principles.

Robert N. Klieger has been a member of our Board since July 2017. Mr. Klieger is a partner in the Los Angeles law firm Hueston Hennigan LLP. Mr. Klieger’s practice focuses on complex civil litigation and counseling in the areas of entertainment and intellectual property. Mr. Klieger represents motion picture studios, broadcast and cable television networks, production companies, video game publishers and high net worth individuals in the media and entertainment space, as well as clients in other industries including apparel, aviation and venture capital. Prior to joining Hueston Hennigan, Mr. Klieger was a partner at Irell & Manella LLP and a founding partner at Kendall Brill & Klieger LLP. Before beginning his career in private practice, Mr. Klieger served as a law clerk to the Honorable

Cynthia Holcomb Hall of the United States Court of Appeals for the Ninth Circuit, and the Honorable William Matthew Byrne, Jr. of the United States District Court for the Central District of California. Mr. Klieger is recognized as one of the most prominent attorneys in the entertainment industry, with a practice focused on complex civil litigation and counseling in the areas of media, entertainment and intellectual property and clients that include leading enterprises in television, film and digital media. With his exceptional legal acumen and distinguished reputation for his trial practice and counsel, Mr. Klieger brings to the Board legal and strategic expertise in matters germane to the Company’s businesses and complex business transactions.

Judith A. McHale has been a member of our Board since December 2019 and, prior to that, served on the board of Viacom from August 2016 to December 2019. Ms. McHale is President and Chief Executive Officer of Cane Investments, LLC, a private investment company. Prior to joining Cane Investments in 2011, Ms. McHale served as the Under Secretary of State for Public Diplomacy and Public Affairs for the U.S. Department of State from 2009 to 2011. From 2004 to 2006, Ms. McHale served as the President and Chief Executive Officer of Discovery Communications, Inc., the parent company of Discovery Channel, and served as its President and Chief Operating Officer from 1995 to 2004. In 2006, Ms. McHale worked with private equity firm Global Environment Fund to launch the GEF/Africa Growth Fund, an investment vehicle focused on supplying expansion capital to small and medium-sized enterprises that provide consumer goods and services in emerging African markets. Ms. McHale has extensive experience leading a major media conglomerate with a background in operations and financial management, expertise in global affairs, experience in government affairs and extensive public company and corporate governance experience. She has served on the board of Ralph Lauren Corporation since 2011 and the board of Hilton Worldwide Holdings Inc. since 2013. She previously served on the boards of SeaWorld Entertainment, Inc., Host Hotel & Resorts, Inc., DigitalGlobe Inc., John Hancock Financial Services, Inc. and Potomac Electric Power Company.

Ronald L. Nelson has been a member of our Board since December 2019 and served on the board of Viacom from August 2016 to December 2019. Mr. Nelson served as a consultant to Avis Budget Group, Inc. until May 2019. Prior to that, he served as Executive Chairman of the Board of Avis Budget Group from 2016 to 2018 and as its Chairman and Chief Executive Officer from 2006 to 2015, and also served as Chief Operating Officer from 2010 to 2015. Prior to that, Mr. Nelson held several executive finance and operating roles, beginning in 2003 with Cendant Corporation, including as its Chief Financial Officer and President and a member of its board from 2003 to 2006. From 1994 to 2003, Mr. Nelson served as Co-Chief Operating Officer of DreamWorks SKG. Prior to that, he was Executive Vice President, Chief Financial Officer and a director at Paramount Communications, Inc., formerly Gulf + Western Industries, Inc. Mr. Nelson has extensive experience as a chief executive officer, chief financial officer and chief operating officer of major global companies, significant financial expertise, international business experience, public company and corporate governance experience and a long-standing background in the media industry. Mr. Nelson has served on the board of Hanesbrands Inc. since 2008 and as its Non-Executive Chairman since 2019, and on the board of Wyndham Hotels & Resorts, Inc. since 2019. He previously served on the board of Convergys.

Charles E. Phillips, Jr. has been a member of our Board since December 2019 and served on the board of Viacom from January 2006 to December 2019 and, prior to that, on the board of Former Viacom beginning in 2004. Mr. Phillips is Chairman of Infor, Inc., a multi-billion dollar enterprise software company and served as its Chief Executive Officer from 2010 to 2019. He was a President of Oracle Corporation from 2003 to 2010 and served as a member of its Board of Directors and Executive Management Committee from 2004 to 2010. Prior to Oracle, Mr. Phillips was a managing director at Morgan Stanley in the Technology Group and served on its Board of Directors. Mr. Phillips has extensive experience as a senior executive in a large, multinational corporation, financial industry background and financial and analytical expertise, significant public company and corporate governance experience, expertise in technology issues and familiarity with issues facing media, new media and intellectual property-driven companies and a deep knowledge of the Viacom business. He is a member of the Board of Directors of the Federal Reserve Bank of New York, the Apollo Theater, Business Executives for National Security and the New York Police Foundation. He served on President Obama’s Economic Recovery Board, led by Paul Volcker, and is a member of the Council on Foreign Relations.

Susan Schuman has been a member of our Board since September 2018. Ms. Schuman is the Chief Executive Officer and Co-Founder of SYPartners LLC, a consultancy firm that partners with chief executive officers and their leadership teams undergoing business and cultural transformation. Over the past 20 years, Ms. Schuman has built and led SYPartners, working with executives at many high-profile companies and organizations. This experience in advising on business, organization and cultural transformation, including new value creation strategies, positions Ms. Schuman as a skilled advisor to the Board on the strategic and transformational direction of the Company.

Nicole Seligman has been a member of our Board since December 2019 and, prior to that, served on the board of Viacom from August 2016 to December 2019. Until March 2016, Ms. Seligman served as the President of Sony Entertainment, Inc. (beginning in 2014) and of Sony Corporation of America (beginning in 2012), and as Senior Legal Counsel of Sony Group (beginning in 2014). Ms. Seligman previously served as Executive Vice President and General Counsel of Sony Corporation from 2005 to 2014. She joined Sony in 2001 and served in a variety of other capacities during her tenure, including as a Corporate Executive Officer and Group Deputy General Counsel of Sony Corporation, and as General Counsel and an Executive Vice President at Sony Corporation of America, a subsidiary of Sony Corporation. Prior to joining Sony Corporation of America, Ms. Seligman was a partner in the litigation practice at Williams & Connolly LLP in Washington, D.C., where she worked on a broad range of complex civil and criminal matters and counseled a wide range of clients, including President William Jefferson Clinton and Lt. Col. Oliver North. Ms. Seligman joined Williams & Connolly in 1985. Ms. Seligman served as law clerk to Justice Thurgood Marshall on the Supreme Court of the United States from 1984 to 1985 and as law clerk to Judge Harry T. Edwards at the U.S. Court of Appeals for the District of Columbia Circuit from 1983 to 1984. Ms. Seligman has extensive media industry experience with various leadership roles at a major media conglomerate, public company and corporate governance experience, and exceptional achievements in the legal profession. Ms. Seligman has served on the board of Far Point Acquisition Corporation since 2018 and the board of MeiraGTx Holdings plc since 2019, and has been a Non-Executive Director of WPP plc since 2014 and its Senior Independent Director since 2016.

Frederick O. Terrell has been a member of our Board since December 2018. Mr. Terrell served as Executive Vice Chairman of Investment Banking and Capital Markets at Credit Suisse and later Senior Advisor from January 2018 to November 2018. From 2010 to 2017 he was Vice Chairman of Investment Banking and Capital Markets at Credit Suisse. His investment banking career began in 1983 as an Associate with The First Boston Corporation. During his accomplished career in the financial services sector spanning more than 25 years, Mr. Terrell was responsible for Credit Suisse’s global banking relationships with some of its most high-profile clients. From 2000 to 2008 he was the Managing Partner of Provender Capital Group, LLC a private equity firm focusing on investments in emerging companies. He has served as a member of the Board of Directors of the New York Life Insurance Company, Wellchoice Inc. (formerly Empire Blue Cross Blue Shield) and Carver Bancorp, Inc. His experience also includes past and present service on multiple not-for-profit boards, including the Yale School of Management, The Partnership for New York City, The Partnership Fund for New York City, Coro New York Leadership Center, Big Brothers Big Sisters of New York City and the Center for a New American Security. He is a member of the Council on Foreign Relations, The Economic Club of New York and the Investment Committee of the Rockefeller Foundation. Based on his extensive banking and corporate advisory experience, Mr. Terrell brings significant business and financial expertise to the Board in its deliberations on corporate strategy, complex transactions and other financial matters.

OUR EXECUTIVE OFFICERS

ViacomCBS’ executive officers as of February 18, 2020 are as follows:

Name	Age	Position
Robert M. Bakish	56	President and Chief Executive Officer, Director
Christa A. D’Alimonte	51	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	55	Executive Vice President, Controller and Chief Accounting Officer
Richard M. Jones	54	Executive Vice President, General Tax Counsel and Chief Veteran Officer
Doretha (DeDe) Lea	55	Executive Vice President, Global Public Policy and Government Relations
Julia Phelps	42	Executive Vice President, Chief Communications and Corporate Marketing Officer
Nancy Phillips	52	Executive Vice President, Chief People Officer
Christina Spade	50	Executive Vice President, Chief Financial Officer

See “Our Board of Directors” for Mr. Bakish’s biography.

Christa A. D’Alimonte has been our Executive Vice President, General Counsel and Secretary since December 2019. Prior to that, she served as Executive Vice President, General Counsel and Secretary of Viacom beginning in 2017, having previously served as Senior Vice President, Deputy General Counsel and Assistant Secretary of Viacom beginning in 2012. Prior to joining Viacom, Ms. D’Alimonte was a partner of Shearman & Sterling LLP, where she was Deputy Practice Group Leader of the Firm’s Global Mergers & Acquisitions group. She first joined Shearman & Sterling in 1993 and became a partner in 2001.

Katherine Gill-Charest has been our Executive Vice President, Controller and Chief Accounting Officer since December 2019. Prior to that, she served as Senior Vice President, Controller and Chief Accounting Officer of Viacom beginning in 2010, having previously served as Senior Vice President, Deputy Controller of Viacom during 2010 and Vice President, Controller beginning in 2007. Prior to that, Ms. Gill-Charest was the Chief Accounting Officer of WPP Group from 2001 to 2007 and was the Vice President and Worldwide Controller of Young & Rubicam Inc. from 1998 to 2000. Ms. Gill-Charest also held roles in financial reporting and accounting policy at Time Warner Inc. from 1991 to 1998 and at NYNEX Corporation from 1988 to 1991 and served in the audit practice of Price Waterhouse for two years.

Richard M. Jones has been our Executive Vice President, General Tax Counsel and Chief Veteran Officer since August 2014. Prior to that, he served as Senior Vice President and General Tax Counsel of CBS Corporation beginning in 2006 and for Former Viacom beginning in 2005. Prior to that, he served as Vice President of Tax, Assistant Treasurer and Tax Counsel for NBC Universal, Inc. beginning in 2003 and he served 13 years with Ernst & Young in its media & entertainment and transaction advisory services practices. Mr. Jones served honorably as a non-commissioned officer in the U.S. Army’s 75th Ranger Regiment and 10th Mountain Division.

Doretha (DeDe) Lea has been our Executive Vice President, Global Public Policy and Government Relations since December 2019. Prior to that, she served as Executive Vice President, Global Government Affairs of Viacom beginning in 2013, having previously served as Executive Vice President, Government Relations of Former Viacom beginning in 2005. Prior to that, she was Senior Vice President, Government Relations of Former Viacom beginning earlier in 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Former Viacom from 1997 to 2004.

Julia Phelps has been our Executive Vice President, Chief Communications and Corporate Marketing Officer since December 2019. Prior to that, she served as Executive Vice President, Communications, Culture and Marketing of Viacom beginning in 2017, having previously served as Senior Vice President, Communications and Culture of Viacom beginning earlier in 2017. Prior to that, she served as Executive Vice President of Communications for Viacom

International Media Networks beginning in 2012, after having served as Vice President of Corporate Communications for Viacom. Ms. Phelps joined Viacom in 2005 from DeVries Public Relations, a New York-based communications agency.

Nancy Phillips has been our Executive Vice President, Chief People Officer since December 2019. Prior to that, she served as Executive Vice President and Chief Human Resources Officer of Nielsen Holdings PLC beginning in 2017, having served as Executive Vice President and Chief Human Resources Officer of Broadcom Corporation from 2014 to 2016. From 2010 to 2014, Ms. Phillips was Senior Vice President, Human Resources for the Imaging and Printing Group at Hewlett-Packard Company, and previously served as Senior Vice President, Human Resources, Enterprise Services. From 2008 to 2010, Ms. Phillips served as Executive Vice President and Chief Human Resources Officer at Fifth Third Bancorp. Prior to that, Ms. Phillips spent 11 years at General Electric Company, holding various human resources positions.  Ms. Phillips practiced law from 1993 to 1997.

Christina Spade has been our Executive Vice President, Chief Financial Officer since October 2018. Prior to that, she served as Executive Vice President, Chief Financial Officer and Strategy for Showtime Networks Inc. (“Showtime”) beginning in 2013. Previously, Ms. Spade served as Senior Vice President, Affiliate Finance and Business Operations for Showtime beginning in 2003. Prior to joining Showtime in 1997, Ms. Spade was an Audit Manager with PricewaterhouseCoopers LLP in its Entertainment, Media and Communications practice.

Part II

Item 5.	Market for ViacomCBS Inc.’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.
Our voting Class A Common Stock and non-voting Class B Common Stock are listed and traded on the Nasdaq Stock Market LLC under the symbols “VIACA” and “VIAC”, respectively.

On December 19, 2019, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million, which were paid on January 10, 2020. Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019 and during each of the four quarters of 2018 and 2017. During 2019, CBS declared total per share dividends of $.54, resulting in total dividends of $205 million. For each of the years ended December 31, 2018 and 2017, CBS declared total per share dividends of $.72, resulting in total annual dividends of $274 million and $289 million, respectively. During 2019, Viacom declared total per share dividends of $.60, resulting in total dividends of $245 million. For each of the years ended December 31, 2018 and 2017, Viacom declared total per share dividends of $.80, resulting in total annual dividends of $325 million and $323 million, respectively.

On February 12, 2020, we announced a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, payable on April 1, 2020. We currently expect to continue to pay a regular cash dividend to our stockholders.

In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of our purchases of our Class B Common Stock during the three months ended December 31, 2019.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
October 1, 2019 - October 31, 2019	—	$—	—	$2,457
November 1, 2019 - November 30, 2019	—	$—	—	$2,457
December 1, 2019 - December 31, 2019	1.2	$40.78	1.2	$2,408
Total	1.2		1.2	$2,408
As of February 14, 2020, there were approximately 2,227 record holders of our Class A Common Stock and approximately 31,784 record holders of our Class B Common Stock.

Performance Graph
The following graph compares the cumulative total stockholder return of our Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group of companies identified below.
On December 4, 2019, Viacom Inc. (“Viacom”) merged with and into CBS Corporation (“CBS”), with CBS continuing as the surviving company (the “Merger”). At the effective time of the Merger, the combined company changed its name to ViacomCBS Inc. Accordingly, the performance graph also includes Viacom Class B Common Stock.
The performance graph assumes $100 invested on December 31, 2014 in each of our Class A and Class B Common Stock, Viacom’s Class B Common Stock, the S&P 500 and the Peer Group identified below, including reinvestment of dividends, through the calendar year ended December 31, 2019.

Total Cumulative Stockholder Return
For Five-Year Period Ended December 31, 2019

December 31,	2014	2015	2016	2017	2018	2019
Class A Common Stock	$100	$94	$118	$110	$82	$85
Class B Common Stock	$100	$86	$118	$110	$83	$81
Viacom Class B Common Stock (a)	$100	$56	$50	$45	$38	$38
S&P 500	$100	$101	$114	$138	$132	$174
Peer Group (b)	$100	$98	$99	$108	$123	$154
(a) At the effective time of the Merger, each share of Viacom Class B Common Stock was converted into 0.59625 shares of ViacomCBS Class B Common Stock. Accordingly, the performance graph reflects the performance of Viacom Class B Common Stock through December 4, 2019, the date of the Merger, and the performance of ViacomCBS Class B Common Stock from December 4, 2019 through December 31, 2019.
(b) The Peer Group consists of the following companies: The Walt Disney Company (“Disney”), Fox Corporation and Discovery Inc. In March 2019, Disney acquired Twenty-First Century Fox (“21st Century Fox”) following the spin-off of Fox Corporation from 21st Century Fox. The performance graph reflects the performance of 21st Century Fox stock through the date of such transactions.

Item 6.	Selected Financial Data.
VIACOMCBS INC. AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31, (a)
	2019 (c)	2018 (d)	2017 (e) (h)	2016 (f) (h)	2015 (g) (h)
Revenues	$27,812	$27,250	$26,535	$25,685	$25,559
Operating income	$4,273	$5,204	$5,341	$5,297	$5,708
Net earnings from continuing operations (ViacomCBS and noncontrolling interests)	$3,301	$3,460	$3,320	$2,970	$3,506
Net earnings from continuing operations attributable to ViacomCBS	$3,270	$3,423	$3,268	$2,935	$3,427

Net earnings from continuing operations per common share attributable to ViacomCBS
Basic	$5.32	$5.55	$5.11	$4.32	$4.75
Diluted	$5.30	$5.51	$5.05	$4.28	$4.71

Dividends per common share:
ViacomCBS Inc. (formerly CBS Corporation)	$.78	$.72	$.72	$.66	$.60
Viacom Inc. (b)	$.60	$.80	$.80	$1.20	$1.53

At Year End:
Total assets	$49,519	$44,497	$43,503	$47,383	$45,922
Total debt	$18,719	$19,113	$20,351	$21,675	$21,015
Total ViacomCBS stockholders’ equity	$13,207	$10,449	$8,519	$8,235	$9,311
Total equity	$13,289	$10,503	$8,600	$8,286	$9,369
(a) On December 4, 2019, Viacom Inc. (“Viacom”) merged with and into CBS Corporation (“CBS”), with CBS continuing as the surviving company (the “Merger”). At the effective time of the Merger, the combined company changed its name to ViacomCBS Inc. The Merger has been accounted for as a transaction between entities under common control and therefore, the net assets of Viacom were combined with those of CBS at their historical carrying amounts and the companies have been presented on a combined basis for all periods presented.
(b) Amounts reflect the historical dividends of Viacom Inc. and have not been adjusted for the conversion to ViacomCBS shares in connection with the Merger.
(c) For 2019, the following items affected the comparability of results: costs for restructuring and other corporate matters, including costs related to the Merger, of $775 million ($641 million, net of tax); programming charges of $589 million ($447 million, net of tax); a gain on sale of assets of $549 million ($386 million, net of tax); and discrete tax benefits of $827 million.
(d) For 2018, the following items affected the comparability of results: costs for restructuring and other corporate matters of $490 million ($374 million, net of tax); programming charges of $162 million ($123 million, net of tax); and discrete tax benefits of $297 million.
(e) For 2017, the following items affected the comparability of results: restructuring charges of $258 million ($163 million, net of tax); programming charges of $144 million ($94 million, net of tax); a gain on sale of assets of $146 million ($130 million, net of tax); a gain on the sale of EPIX of $285 million ($189 million, net of tax); a pension settlement charge of $352 million ($237 million, net of tax); and discrete tax benefits of $321 million.
(f) Results for 2016 included costs for restructuring and other corporate matters of $286 million ($182 million, net of tax) and a pension settlement charge of $211 million ($130 million, net of tax).
(g) Results for 2015 included programming charges of $578 million ($383 million, net of tax); costs for restructuring and other corporate matters of $287 million ($186 million, net of tax); and a gain on sale of assets of $139 million ($131 million, net of tax).
(h) On November 16, 2017, we completed the disposition of CBS Radio Inc. (“CBS Radio”) through a tax-free split-off. CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition. (Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of ViacomCBS Inc. should be read in conjunction with the consolidated financial statements and related notes. References in this document to “ViacomCBS,” the “Company,” “we,” “us” and “our” refer to ViacomCBS Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview—The overview section provides a summary of ViacomCBS and our business and operational highlights.

•	Consolidated Results of Operations—The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three years ended December 31, 2019.

•	Segment Results of Operations—The segment results of operations section provides an analysis of our results on a reportable segment basis for the three years ended December 31, 2019.

•
Liquidity and Capital Resources—The liquidity and capital resources section provides a discussion of our cash flows for the three years ended December 31, 2019, and of our outstanding debt, commitments and contingencies existing as of December 31, 2019.

•
Critical Accounting Policies—The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.

•	Legal Matters—The legal matters section discusses our legal matters and other litigation to which we are a party.

•	Market Risk—The market risk section discusses how we manage exposure to market and interest rate risks.
Overview
ViacomCBS is a leading global media and entertainment company that creates content and experiences for audiences worldwide.
Merger with Viacom Inc.
On December 4, 2019, Viacom Inc. (“Viacom”) merged with and into CBS Corporation (“CBS”), with CBS continuing as the surviving company (the “Merger”). At the effective time of the Merger (the “Effective Time”), the combined company changed its name to ViacomCBS Inc. (“ViacomCBS”).

At the Effective Time, (1) each share of Viacom Class A Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of ViacomCBS Class A Common Stock, and (2) each share of Viacom Class B Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of ViacomCBS Class B Common Stock (together with ViacomCBS Class A Common Stock, the “ViacomCBS Common Stock”). At the Effective Time, each share of CBS Class A Common Stock and each share of CBS Class B Common Stock (together with CBS Class A Common Stock, the “CBS Common Stock”) issued and outstanding immediately prior to the Effective Time, remained an issued and outstanding share of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock, respectively, and was not affected by the Merger.

Following the Merger, the CBS Common Stock was delisted from the New York Stock Exchange and the Viacom Common Stock ceased trading on the Nasdaq Stock Market LLC (“Nasdaq”). On December 5, 2019, ViacomCBS

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Class A Common Stock and ViacomCBS Class B Common Stock were listed on Nasdaq and began trading under the ticker symbols VIACA and VIAC, respectively.

The Merger is being accounted for as a transaction between entities under common control as National Amusements, Inc. (“NAI”) was the controlling stockholder of each of CBS and Viacom (and remains the controlling stockholder of ViacomCBS). The net assets of Viacom have been combined with those of CBS at their historical carrying amounts and the companies have been presented on a combined basis for all periods presented.

Operational Highlights 2019 vs. 2018

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
GAAP:
Revenues	$27,812	$27,250	$562	2%
Operating income	$4,273	$5,204	$(931)	(18)%
Net earnings from continuing operations attributable to ViacomCBS	$3,270	$3,423	$(153)	(4)%
Diluted EPS from continuing operations attributable to ViacomCBS	$5.30	$5.51	$(.21)	(4)%
Net cash flow provided by operating activities	$1,230	$3,464	$(2,234)	(64)%

Non-GAAP: (a)
Adjusted OIBDA	$5,531	$6,289	$(758)	(12)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$3,090	$3,646	$(556)	(15)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$5.01	$5.87	$(.86)	(15)%
Free cash flow	$877	$3,111	$(2,234)	(72)%
(a) See pages II-6 - II-8 and II-33 for reconciliations of adjusted results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).

For 2019, revenues increased 2% to $27.81 billion from $27.25 billion in 2018, driven by CBS’ broadcast of Super Bowl LIII in 2019, growth from our streaming services, which include CBS All Access, Pluto TV and the Showtime streaming subscription offering (“Showtime OTT”), and higher content licensing revenues driven by the production of programming for third parties. These increases were partially offset by lower theatrical revenues, primarily due to the difficult comparison against Mission: Impossible - Fallout in 2018, and lower political advertising sales as a result of the midterm elections in 2018. Foreign exchange rate changes had a 1-percentage point unfavorable impact on the revenue comparison.

Operating income decreased 18% to $4.27 billion from $5.20 billion in 2018. This comparison was impacted by items identified as affecting comparability, including restructuring charges, costs related to the Merger and other corporate matters, programming charges and gains on the sale of assets. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) decreased 12%, primarily reflecting an increased investment in content, including a higher number of series produced for exhibition on our properties as well as for third parties. Net earnings from continuing operations attributable to ViacomCBS for 2019 were $3.27 billion, or $5.30 per diluted share, compared with $3.42 billion, or $5.51 per diluted share, for 2018. This comparison was impacted by the aforementioned items as well as other items identified as affecting comparability set forth in the section “Reconciliation of Non-GAAP Measures” below. Adjusted net earnings from continuing operations attributable to ViacomCBS decreased 15% and adjusted diluted earnings per share (“EPS”) from continuing operations decreased 15% to $5.01 for 2019, driven by the lower Adjusted OIBDA. Adjusted OIBDA, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations are non-GAAP financial measures. See pages II-6

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

- II-8 for details of the items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

We generated operating cash flow of $1.23 billion in 2019 compared with $3.46 billion in 2018. Free cash flow was $877 million for 2019 compared with $3.11 billion for 2018. These decreases primarily reflected the aforementioned increased investment in content, higher payments for income taxes and payments of $132 million in 2019 for costs related to the Merger. In addition, operating cash flow and free cash flow included payments for restructuring activities of $234 million in 2019 and $219 million in 2018. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages II-33 for a reconciliation of net cash flow provided by (used for) operating activities, the most directly comparable financial measure in accordance with GAAP, to free cash flow.

Reconciliation of Non-GAAP Measures
Results for the years ended December 31, 2019, 2018 and 2017 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before income taxes, benefit (provision) for income taxes, net earnings from continuing operations attributable to ViacomCBS or diluted EPS from continuing operations, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

Year Ended December 31,	2019	2018	2017
Operating Income (GAAP)	$4,273	$5,204	$5,341
Depreciation and amortization (a)	443	433	443
Restructuring and other corporate matters (b)	775	490	258
Programming charges (b)	589	162	144
Gain on sale of assets (b)	(549)	—	(146)
Adjusted OIBDA (Non-GAAP)	$5,531	$6,289	$6,040
(a) 2019 includes an impairment charge of $20 million to reduce the carrying value of intangible assets.
(b) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2019
	Earnings from Continuing Operations Before Income Taxes	Benefit (Provision) for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$3,345	$9	$3,270	$5.30
Items affecting comparability:
Restructuring and other corporate matters (a)	775	(134)	641	1.04
Impairment charge (b)	20	(6)	14	.02
Programming charges (c)	589	(142)	447	.73
Gain on sale of assets (d)	(549)	163	(386)	(.63)
Net gain from investments (e)	(85)	16	(69)	(.11)
Discrete tax items (f)	—	(827)	(827)	(1.34)
Adjusted (Non-GAAP)	$4,095	$(921)	$3,090	$5.01
(a) Reflects severance and exit costs relating to restructuring activities and costs incurred in connection with the Merger, legal proceedings involving the Company and other corporate matters.
(b) Reflects a charge to reduce the carrying value of our international broadcast licenses in Australia to their fair value.
(c) Programming charges principally reflect accelerated amortization associated with changes in the expected monetization of certain programs, and decisions to cease airing, alter future airing patterns or not renew certain programs, in connection with management changes implemented as a result of the Merger.
(d) Reflects a gain on the sale of the CBS Television City property and sound stage operation (“CBS Television City”).
(e) Reflects a gain on marketable securities of $113 million; gains of $22 million on the sale and acquisition of joint ventures; and an impairment charge of $50 million to write-down an investment to its fair value.
(f) Primarily reflects a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations; tax benefits of $44 million realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the United States government on tax positions relating to federal tax legislation enacted in December 2017 (the “Tax Reform Act”); and a tax benefit of $39 million triggered by the bankruptcy of an investee.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2018
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$4,124	$(617)	$3,423	$5.51
Items affecting comparability:
Restructuring and other corporate matters (a)	490	(116)	374	.60
Programming charges (b)	162	(39)	123	.20
Gain on early extinguishment of debt	(18)	4	(14)	(.02)
Net loss from investments (c)	53	(16)	37	.06
Discrete tax items (d)	—	(297)	(297)	(.48)
Adjusted (Non-GAAP)	$4,811	$(1,081)	$3,646	$5.87
(a) Primarily reflects severance and exit costs relating to restructuring activities as well as professional fees related to legal proceedings, cost transformation initiatives, investigations at our Company and the evaluation of potential merger activity.
(b) Reflects programming charges resulting from changes to our programming strategy, including at CBS Films and our Cable Networks segment, in connection with management changes.
(c) Reflects a loss on marketable securities of $23 million; an impairment charge of $46 million to write-down an investment to its fair value; and a gain of $16 million on the sale of a 1% equity interest in Viacom18 to our joint venture partner.
(d) Primarily reflects a net discrete tax benefit of $80 million related to the Tax Reform Act and other tax law changes; a net tax benefit of $71 million relating to a tax accounting method change granted by the Internal Revenue Service (“IRS”); and the reversal of a valuation allowance of $140 million relating to capital loss carryforwards that were utilized in connection with the sale of CBS Television City in 2019.

	Year Ended December 31, 2017
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$4,120	$(804)	$3,268	$5.05
Items affecting comparability:
Restructuring charges	258	(95)	163	.25
Programming charges (a)	144	(50)	94	.14
Gain on sale of assets (b)	(146)	16	(130)	(.20)
Loss on early extinguishment of debt	38	(17)	21	.03
Gain on sale of EPIX	(285)	96	(189)	(.29)
Pension settlement charge	352	(115)	237	.37
Impairment of investments (c)	18	(7)	11	.02
Discrete tax items (d)	—	(321)	(321)	(.50)
Adjusted (Non-GAAP)	$4,499	$(1,297)	$3,154	$4.87
(a) Reflects programming charges associated with the execution of a strategy for certain of our flagship brands, as well as strategic initiatives at Paramount.
(b) Reflects a gain of $127 million, with $11 million attributable to the noncontrolling interest, on the sale of broadcast spectrum in connection with the FCC’s broadcast spectrum auction and a net gain of $19 million relating to the disposition of property and equipment.
(c) Reflects the write-down of certain investments to their fair value.
(d) Primarily reflects a tax benefit of $279 million reflecting the recognition of foreign tax credits on the distribution of securities to the United States (“U.S”).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations—2019 vs. 2018
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2019	Revenues	2018	Revenues	$	%
Advertising	$11,074	40%	$10,841	40%	$233	2%
Affiliate	8,602	31	8,376	31	226	3
Content licensing	6,483	23	6,163	22	320	5
Theatrical	547	2	744	3	(197)	(26)
Publishing	814	3	825	3	(11)	(1)
Other	292	1	301	1	(9)	(3)
Total Revenues	$27,812	100%	$27,250	100%	$562	2%
Advertising
Advertising revenues are generated primarily from the sale of advertising spots on the CBS Television Network, our basic cable networks and our television stations, as well as on our ad-supported streaming services, including CBS All Access and Pluto TV, and on our websites. Our advertising revenues include integrated marketing services, which provide unique branded content and custom sponsorship opportunities to our advertisers, as well as advanced marketing solutions (“AMS”), including addressable video and brand solutions. For 2019, the 2% increase in advertising revenues was driven by 5% growth in domestic advertising revenues, reflecting CBS’ broadcast of tent-pole sporting events in 2019, mainly Super Bowl LIII and the national semifinals and championship game of the NCAA Division I Men’s Basketball Tournament (“NCAA Tournament”), as well as higher revenues from AMS, which includes Pluto TV. These increases were partially offset by lower political advertising sales at our owned television stations, as a result of the benefit to last year from the 2018 midterm elections. International advertising revenues decreased 14%, reflecting the unfavorable impact of foreign exchange rate changes, as well as softness in the Australian and UK markets, partially offset by increases in pricing and political advertising in Argentina. Foreign exchange rate changes had an unfavorable impact of 1-percentage point on the total advertising revenues comparison and 9-percentage points on the international advertising revenues comparison.

The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the National Football League (“NFL”), and the national semifinals and championship games of the NCAA Tournament are broadcast on the CBS Television Network every other year through 2032 under the current agreement with the NCAA and Turner Broadcasting System, Inc. (“Turner”). In 2020, the advertising revenue comparison will be negatively affected by the benefit in 2019 from CBS’ broadcasts of the Super Bowl and the national semifinals and championship game of the NCAA Tournament. These events will not be broadcast by CBS in 2020. Advertising revenues in 2020 will benefit from higher political advertising sales, mainly in the second half of the year, associated with the U.S. Presidential election.

Affiliate
Affiliate revenues are principally comprised of fees received from multichannel video programming distributors (“MVPDs”) and virtual MVPDs for carriage of our cable networks (“cable affiliate fees”), fees received from television stations affiliated with the CBS Television Network (“station affiliation fees”); fees for authorizing the MVPDs’ and virtual MVPDs’ carriage of our owned television stations (“retransmission fees”); and subscription fees for our streaming services. For 2019, the 3% increase in affiliate revenues reflects 20% growth in station affiliation fees and retransmission fees, driven by annual contractual increases and contract renewals with MVPDs and virtual MVPDs, as well as 45% growth from our streaming services, including CBS All Access and Showtime OTT, driven by subscriber growth. These increases were partially offset by 5% lower cable affiliate fees, mainly resulting from subscriber declines. Domestic affiliate revenues increased 4%, while international affiliate revenues decreased 6% from the prior

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

year driven by the unfavorable impact of foreign exchange rate changes. Foreign exchange rate changes had an unfavorable impact of 1-percentage point on the total affiliate revenues comparison and 6-percentage points on the international affiliate revenues comparison.

Content Licensing
Content licensing revenues are principally comprised of fees from the licensing of exhibition rights for our internally-produced television and film programming to television stations, cable networks, and subscription video-on-demand (“SVOD”) and free video-on-demand services; home entertainment revenues, which are derived from the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners, as well as from the viewing of our content on a transactional basis through transactional video-on-demand (“TVOD”) and electronic sell-through services; fees from the use of our trademarks and brands for consumer products, recreation and live events; and fees from the distribution of third-party programming. For 2019, content licensing revenues increased 5%, primarily reflecting higher revenues from the domestic licensing of our content, driven by the production of programming for third parties and the licensing of programming to SVOD providers. These increases were partially offset by a decline in international licensing revenues.

Revenues from the licensing of exhibition rights are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, and therefore, content licensing revenue comparisons are impacted by fluctuations resulting from the timing of the availability of our programming for multiyear licensing agreements.

Theatrical
Theatrical revenues are principally comprised of the worldwide theatrical distribution of films through audience ticket sales. For 2019, theatrical revenues decreased 26%, principally reflecting a difficult comparison against the prior year, as a result of the 2018 releases of Mission: Impossible - Fallout and A Quiet Place. Theatrical revenues in 2019 benefited from the releases of Rocketman, Gemini Man and Dora and the Lost City of Gold, as well as the continued success of the 2018 release, Bumblebee. Domestic theatrical revenues decreased 31% and international theatrical revenues decreased 23%.

Theatrical revenues may be affected by many factors, including domestic and international audience response, the number, timing and mix of releases and competitive offerings in any given period, consumer tastes and consumption habits and overall economic conditions, including discretionary spending. Revenues from theatrical film releases tend to be cyclical with increases during the summer.

Publishing
Publishing revenues are principally comprised of the domestic and international publishing and distribution of consumer books in printed, digital and audio formats. For 2019, publishing revenues decreased 1%, driven by lower print book sales, which were partially offset by higher sales from digital audio books.

Other
Other revenues are principally comprised of revenues from the rental of production facilities and digital revenues from search and e-commerce partners. For 2019, other revenues decreased 3%, mainly reflecting lower revenues from the rental of our production facilities as a result of the sale of CBS Television City in January 2019.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2019	Expenses	2018	Expenses	$	%
Production	$6,797	39%	$6,483	41%	$314	5%
Programming	4,287	25	3,965	25	322	8
Participation, distribution and royalty	3,369	20	3,295	21	74	2
Programming charges	589	3	162	1	427	n/m
Other	2,181	13	2,012	12	169	8
Total Operating Expenses	$17,223	100%	$15,917	100%	$1,306	8%
n/m - not meaningful
Production
Production expenses reflect the amortization of direct costs of internally-produced television and theatrical film content as well as other television production costs, including on-air talent. For 2019, the 5% increase in production expenses reflected an increased investment in content, including a higher number of series produced for distribution on multiple platforms, including our streaming services and cable networks, as well as higher amortization of television production costs associated with the increase in content licensing revenues. These increases were partially offset by lower amortization of feature film costs, driven by costs in 2018 associated with Mission: Impossible - Fallout.

Programming
Programming expenses reflect the amortization of acquired programs exhibited on our television broadcast networks, cable networks and television stations. For 2019, the 8% increase in programming expenses was driven by higher sports programming costs, mainly from CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament in 2019, which were not broadcast by CBS in 2018, and programming for Pluto TV, which we acquired in March 2019. These increases were partially offset by lower amortization of acquired programming for our cable networks.

Participation, Distribution and Royalty
Participation, distribution and royalty costs primarily include participation and residual expenses for television and film programming, royalty costs for publishing content and other distribution expenses incurred with respect to film and television content, such as print and advertising. For 2019, the 2% increase in participation, distribution and royalty costs was driven by higher participation costs associated with the increase in content licensing revenues.

Programming Charges
During 2019, in connection with the Merger, we implemented management changes across the organization. In connection with these changes, we performed an evaluation of our programming portfolio across all of our businesses, including an assessment of the optimal use of our programming in the marketplace, which resulted in the identification of programs not aligned with management’s strategy. As a result, we recorded programming charges of $589 million principally reflecting accelerated amortization associated with changes in the expected monetization of certain programs, and decisions to cease airing, alter future airing patterns or not renew certain programs.

In addition, during 2018, in connection with management changes, we recorded programming charges of $162 million relating to changes to our programming strategy, including at CBS Films, which shifted its focus from theatrical films to developing content for our streaming services, as well as at our Cable Networks segment where we ceased the use of certain programming.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other
Other operating expenses primarily include compensation and costs associated with book sales, including printing and warehousing. For 2019, the 8% increase in other operating expenses mainly reflected higher costs associated with growth and expansion of our streaming services.

Selling, General and Administrative Expenses

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Selling, general and administrative expenses	$5,647	$5,206	$441	8%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. The 8% increase in SG&A expenses was driven by higher advertising and marketing costs, reflecting an increase in the number of series premieres and costs associated with our streaming services, as well as the inclusion of Pluto TV and Pop TV since their acquisitions in the first quarter of 2019. These increases were partially offset by cost savings associated with restructuring activities and compensation cost savings resulting from changes in senior management at CBS in 2018.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Depreciation and amortization	$443	$433	$10	2%

Depreciation and amortization expense reflects depreciation of fixed assets, including amortization of transponders and equipment under finance leases, and amortization of finite-lived intangible assets. For 2019, depreciation and amortization expense also includes an impairment charge of $20 million to reduce the carrying value of broadcast licenses in Australia to their fair value.

Restructuring and Other Corporate Matters
During 2019 and 2018, we recorded costs for restructuring and other corporate matters as follows:

Year Ended December 31,	2019	2018
Severance	$401	$235
Exit costs and other	23	75
Restructuring charges	424	310
Restructuring-related costs	—	52
Merger-related costs	294	—
Other corporate matters	57	128
Restructuring and other corporate matters	$775	$490
During the year ended December 31, 2019, we recorded restructuring charges of $424 million, primarily for severance and the acceleration of stock-based compensation in connection with the Merger, as well as costs related to a restructuring plan initiated in the first quarter of 2019 under which severance payments are being provided to certain eligible employees who voluntarily elected to participate. In addition, in 2019 we incurred costs of $294 million in connection with the Merger, consisting of financial advisory, legal and other professional fees, transaction-related bonuses, and contractual executive compensation, including the accelerated vesting of stock-based compensation, that was triggered by the Merger. We also incurred costs of $40 million in connection with the settlement of a commercial dispute and $17 million associated with legal proceedings involving the Company (see Note 19) and other corporate matters.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the year ended December 31, 2018, we recorded restructuring charges of $310 million resulting from cost transformation initiatives to improve margins, as well as restructuring-related costs of $52 million, comprised of third-party professional services associated with such initiatives. In addition, in 2018 we recorded expenses of $128 million primarily for professional fees related to legal proceedings, investigations at our Company and the evaluation of potential merger activity.

Gain on Sale of Assets
In 2019, we completed the sale of CBS Television City for $750 million. We have guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Consolidated Balance Sheet at December 31, 2019 is a liability of $124 million, reflecting the present value of the estimated amount payable under the guarantee obligation. This transaction resulted in a gain of $549 million for 2019, which includes a reduction for the guarantee obligation. We also recognized a tax benefit of $140 million in the fourth quarter of 2018 for the reversal of a valuation allowance relating to capital loss carryforwards that were utilized in connection with this sale.

Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Interest expense	$(962)	$(1,030)	$(68)	(7)%
Interest income	$66	$79	$(13)	(16)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of December 31, 2019 and 2018:

		Weighted Average		Weighted Average
At December 31,	2019	Interest Rate	2018	Interest Rate
Total long-term debt	$17,976	4.70%	$18,370	4.64%
Commercial paper	$699	2.07%	$674	3.02%
Gain (Loss) on Marketable Securities
For 2019 and 2018, we recorded a gain of $113 million and a loss of $23 million, respectively, reflecting changes in the fair value of marketable securities.

Gain (Loss) on Early Extinguishment of Debt
For 2018, we recorded a gain on early extinguishment of debt of $18 million associated with the redemption of senior notes and debentures prior to maturity totaling $1.13 billion.

Other Items, Net
The following table presents the components of Other items, net.

Year Ended December 31,	2019	2018
Pension and postretirement benefit costs	$(105)	$(68)
Foreign exchange losses	(17)	(18)
Impairment of investments	(50)	(46)
Gains from investments	22	16
Other	5	(8)
Other items, net	$(145)	$(124)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Benefit (Provision) for Income Taxes
The benefit (provision) for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For 2019, we recorded a benefit for income taxes of $9 million, reflecting an effective income tax rate of (0.3)%, which included discrete items such as a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations; tax benefits of $44 million realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the United States government on tax positions relating to the Tax Reform Act; and a tax benefit of $39 million triggered by the bankruptcy of an investee. For 2018, the provision for income taxes was $617 million, reflecting an effective income tax rate of 15.0%. The provision for income taxes for 2018 included discrete items such as the reversal of a valuation allowance of $140 million relating to capital loss carryforwards that were utilized in connection with the sale of CBS Television City in 2019; a tax benefit of $80 million relating to the Tax Reform Act and other tax law changes; and a net tax benefit of $71 million relating to a tax accounting method change granted by the Internal Revenue Service.
Equity in Earnings (Loss) of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Equity in loss of investee companies	$(72)	$(62)	$(10)	(16)%
Tax benefit	19	15	4	27
Equity in loss of investee companies, net of tax	$(53)	$(47)	$(6)	(13)%
Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Net earnings from continuing operations attributable to ViacomCBS	$3,270	$3,423	$(153)	(4)%
Diluted EPS from continuing operations attributable to ViacomCBS	$5.30	$5.51	$(.21)	(4)%
For 2019, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 4%, primarily driven by the lower operating income, mainly reflecting our increased investment in content. The lower operating income was partially offset by the aforementioned discrete tax benefits.

Net Earnings Attributable to ViacomCBS and Diluted EPS Attributable to ViacomCBS

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Net earnings attributable to ViacomCBS	$3,308	$3,455	$(147)	(4)%
Diluted EPS attributable to ViacomCBS	$5.36	$5.56	$(.20)	(4)%
Consolidated Results of Operations— 2018 vs. 2017
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2018	Revenues	2017	Revenues	$	%
Advertising	$10,841	40%	$10,582	40%	$259	2%
Affiliate	8,376	31	8,153	31	223	3
Content licensing	6,163	22	5,947	22	216	4
Theatrical	744	3	716	3	28	4
Publishing	825	3	830	3	(5)	(1)
Other	301	1	307	1	(6)	(2)
Total Revenues	$27,250	100%	$26,535	100%	$715	3%
Advertising
For 2018, the 2% increase in advertising revenues was driven by our acquisition of Network 10 in the fourth quarter of 2017; record political advertising sales in 2018 associated with the U.S. midterm elections; higher pricing at our broadcast and cable networks; and growth in revenues from AMS. Advertising revenues for 2018 also benefited from the adoption of a new revenue recognition standard in the first quarter of 2018, under which revenues for certain distribution arrangements are recognized based on the gross amount of consideration received from the customer, with an offsetting increase to operating expenses. Under previous accounting guidance, such revenues were recognized at the net amount retained by us after the payment of fees to the third party. This guidance was applied prospectively from the date of adoption, and therefore, amounts for 2017 are reported under previous accounting guidance. These increases were partially offset by lower linear impressions at our cable networks and the absence of the broadcasts of five Thursday Night Football games and the national semifinals and championship game of the NCAA Tournament, which were broadcast on the CBS Television Network in 2017. The national semifinals and championship game of the NCAA Tournament are broadcast by the CBS Television Network every other year through 2032 under the current agreements with the NCAA and Turner. Foreign exchange rate changes had an unfavorable impact of 1-percentage point on the advertising revenues comparison.

Affiliate
For 2018, the 3% increase in affiliate revenues reflects 22% growth in station affiliation and retransmission fees and 65% growth from subscription fees for our streaming services, CBS All Access and Showtime OTT. These increases were partially offset by the unfavorable comparison against Showtime Networks’ distribution in 2017 of the Floyd Mayweather/Conor McGregor pay-per-view boxing event. Cable affiliate fees were relatively flat for 2018 compared with 2017, as contractual rate increases under carriage agreements for our cable networks and the benefit of new channel launches and acquisitions were offset by subscriber declines.

Content Licensing
For 2018, the 4% increase in content licensing revenues reflects higher revenues from the distribution of third-party content, resulting from revenues under certain distribution arrangements now being recognized at the gross amount of consideration received from the customer, with an offsetting increase to participation expense, as a result of the adoption of a new revenue recognition standard in the first quarter of 2018. Under previous guidance, such

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

distribution revenues were recognized at the net amount retained by us after the payment of fees to the third party. The increase also reflected growth from domestic and international license fees, including the 2018 availability of Tom Clancy’s Jack Ryan, The Haunting of Hill House, Maniac, The Alienist and The Cloverfield Paradox, compared with 2017, which included the licensing of NCIS: New Orleans, Madam Secretary and titles from the CSI franchise. These increases were partially offset by lower home entertainment revenues, primarily reflecting the number and mix of titles in release.

Theatrical
For 2018, theatrical revenues increased 4%, principally reflecting the strong performance of the theatrical release of Mission: Impossible - Fallout in 2018.

Publishing
Publishing revenues for 2018 decreased 1% driven by lower sales of print and electronic books, which were partially offset by higher sales of digital audio books.

Operating Expenses

		% of Total		% of Total
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2018	Expense	2017	Expense	$	%
Production	$6,483	41%	$5,994	39%	$489	8%
Programming	3,965	25	4,268	28	(303)	(7)
Participation, distribution and royalty	3,295	21	3,182	20	113	4
Programming charges	162	1	144	1	18	13
Other	2,012	12	1,895	12	117	6
Total Operating Expenses	$15,917	100%	$15,483	100%	$434	3%
Production
For 2018, the 8% increase in production expenses reflected an increased investment in content, including a higher number of series produced for distribution on multiple platforms, including our owned networks and streaming services, and the acquisition of Network 10 in the fourth quarter of 2017.

Programming
For 2018, the 7% decrease in programming expenses was driven by lower sports programming costs, resulting from Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event in 2017 and the absence of Thursday Night Football and the national semifinals and championship game of the NCAA Tournament, which were broadcast on the CBS Television Network in 2017. These decreases were partially offset by costs for programming on Network 10, which we acquired in the fourth quarter of 2017, and an increased investment in programming for our cable networks.

Participation, Distribution and Royalty
For 2018, the 4% increase in participation, distribution and royalty costs was primarily driven by the adoption of new revenue recognition guidance in the first quarter of 2018, which resulted in revenues under certain distribution arrangements being recognized based on the gross amount of consideration received from the customer, with an offsetting participation expense recognized for the fees paid to the third party. Under previous accounting guidance, such revenues were recognized at the net amount retained by us after the payment of fees to the third party. This

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

change resulted in an increase to both revenues and participation expenses of $279 million for 2018, with no impact to our operating income. The increase also reflects higher participation costs associated with the increase in content licensing revenues. These increases were partially offset by lower film distribution costs, driven by the number and mix of theatrical releases and a charge in 2017 resulting from the termination of a slate financing agreement.

Programming Charges
During 2018, in connection with management changes, we recorded programming charges of $162 million relating to changes to our programming strategy, including at CBS Films, which shifted its focus from theatrical films to developing content for our streaming services, as well as at our Cable Networks segment where we ceased the use of certain programming.
In addition, during 2017, we recorded programming charges of $144 million associated with management’s decision to cease use of certain original and acquired programming, in connection with the execution of a strategy for certain of our flagship brands and strategic initiatives at Paramount.
Other
For 2018, the 6% increase in other operating expenses mainly reflected higher costs associated with growth in our streaming services and expenses of Network 10, which we acquired in the fourth quarter of 2017.

Selling, General and Administrative Expenses

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Selling, general and administrative expenses	$5,206	$5,156	$50	1%
For 2018, the 1% increase in SG&A expenses reflected higher advertising and marketing costs, mainly for the launch of the Paramount Network and to support our growth initiatives. These increases were partially offset by savings from cost transformation initiatives.
Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Depreciation and amortization	$433	$443	$(10)	(2)%
Restructuring and Other Corporate Matters
During 2018 and 2017, we recorded costs for restructuring and other corporate matters as follows:

Year Ended December 31,	2018	2017
Severance	$235	$224
Exit costs and other	75	12
Asset impairment	—	22
Restructuring charges	310	258
Restructuring-related costs	52	—
Other corporate matters	128	—
Restructuring and other corporate matters	$490	$258

During the year ended December 31, 2018, we recorded restructuring charges of $310 million resulting from cost transformation initiatives to improve margins, as well as restructuring-related costs of $52 million, comprised of third-

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

party professional services associated with such initiatives. In addition, in 2018 we recorded expenses of $128 million primarily for professional fees related to legal proceedings, investigations at our Company and the evaluation of potential merger activity.

During the year ended December 31, 2017, we recorded restructuring charges of $258 million, resulting from the execution of a strategy for certain of our flagship brands and strategic initiatives at Paramount, as well as costs relating to other restructuring plans across several of our businesses in a continued effort to reduce our cost structure. The restructuring charges for 2017 included a non-cash impairment charge resulting from the decision to abandon an international trade name in connection with the strategic initiatives.

Gain on Sale of Assets
In 2017, we completed the sale of broadcast spectrum in connection with the FCC’s broadcast spectrum auction. The sale resulted in a pre-tax gain of $127 million on the Consolidated Statement of Operations, with $11 million attributable to the noncontrolling interest. In addition, in 2017 we recorded a net gain of $19 million relating to the disposition of property and equipment.

Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Interest expense	$(1,030)	$(1,088)	$(58)	(5)%
Interest income	$79	$87	$(8)	(9)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of December 31, 2018 and 2017:

		Weighted Average		Weighted Average
At December 31,	2018	Interest Rate	2017	Interest Rate
Total long-term debt	$18,370	4.64%	$19,466	4.67%
Commercial paper	$674	3.02%	$779	1.91%
Gain (Loss) on Marketable Securities
During 2018, we recorded a loss on marketable securities of $23 million. In connection with the adoption of FASB guidance on financial instruments, beginning in the first quarter of 2018, changes in the fair value of marketable securities are recognized in the Consolidated Statements of Operations.

Gain (Loss) on Early Extinguishment of Debt
For 2018, the gain on early extinguishment of debt of $18 million reflected the pre-tax gain associated with the redemption of senior notes and debentures prior to maturity totaling $1.13 billion. During 2017, we redeemed, prior to maturity, senior notes totaling $4.27 billion, resulting in the recognition of a pre-tax loss on the early extinguishment of debt of $38 million.

Gain on Sale of EPIX
During 2017, we completed the sale of our 49.76% interest in EPIX, resulting in a pre-tax gain of $285 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Pension Settlement Charge
During 2017, we purchased a group annuity contract under which an insurance company permanently assumed our obligation to pay and administer pension benefits to certain pension plan participants, or their designated beneficiaries, who had been receiving pension benefits. The purchase of this group annuity contract was funded with pension plan assets. As a result, our outstanding pension benefit obligation was reduced by approximately $800 million. In connection with this transaction, we recorded a settlement charge of $352 million in 2017, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Additionally, during 2017, we made discretionary contributions totaling $600 million to prefund our qualified pension plans.

Other Items, Net
The following table presents the components of Other items, net.

Year Ended December 31,	2018	2017
Pension and postretirement benefit costs	$(68)	$(96)
Foreign exchange losses	(18)	(20)
Impairment of investments	(46)	(18)
Gain on sale of investment	16	—
Other	(8)	19
Other items, net	$(124)	$(115)
Benefit (Provision) for Income Taxes
For 2018, the provision for income taxes was $617 million, reflecting an effective income tax rate of 15.0%. The provision for income taxes for 2018 included discrete items such as the reversal of a valuation allowance of $140 million relating to capital loss carryforwards that were utilized in connection with the sale of CBS Television City in 2019; a tax benefit of $80 million relating to the Tax Reform Act and other tax law changes; and a tax benefit of $71 million relating to a tax accounting method change granted by the Internal Revenue Service. For 2017, the provision for income taxes was $804 million, reflecting an effective income tax rate of 19.5%. The provision for income taxes for 2017 included discrete items such as a tax benefit of $279 million reflecting the recognition of foreign tax credits on the distribution of securities to the U.S.

Equity in Earnings (Loss) of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for our equity-method investments.

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Equity in earnings (loss) of investee companies	$(62)	$14	$(76)	n/m
Tax benefit (provision)	15	(10)	25	n/m
Equity in earnings (loss) of investee companies, net of tax	$(47)	$4	$(51)	n/m
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Net earnings from continuing operations attributable to ViacomCBS	$3,423	$3,268	$155	5%
Diluted EPS from continuing operations attributable to ViacomCBS	$5.51	$5.05	$.46	9%
For 2018, the 5% increase in net earnings from continuing operations attributable to ViacomCBS was driven by the lower effective income tax rate in 2018, partially offset by lower operating income. Diluted EPS from continuing operations attributable to ViacomCBS grew 9%, reflecting the higher earnings and lower weighted average shares outstanding as a result of share repurchases and the shares retired as a result of the split-off of CBS Radio Inc. (“CBS Radio) during the fourth quarter of 2017.

Net Loss from Discontinued Operations, Net of Tax
On November 16, 2017, we completed the split-off of CBS Radio through an exchange offer, in which we accepted 17.9 million shares of CBS Class B Common Stock from our stockholders in exchange for the 101.4 million shares of CBS Radio common stock that we owned. Immediately following the exchange offer, each share of CBS Radio common stock was converted into one share of Entercom Communications Corp. (“Entercom”) Class A common stock upon completion of the merger of CBS Radio and Entercom. CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth details of net earnings (loss) from discontinued operations for the year ended December 31, 2017. Net earnings from discontinued operations for the year ended December 31, 2018 was not material to our consolidated financial statements.

Year Ended December 31, 2017	CBS Radio		Other		Total
Revenues	$1,018		$—		$1,018
Costs and expenses:
Operating	364		—		364
Selling, general and administrative	444		(8)		436
Market value adjustment	980	(a)	—		980
Restructuring charges	7		—		7
Total costs and expenses	1,795		(8)		1,787
Operating income (loss)	(777)		8		(769)
Interest expense	(70)		—		(70)
Other items, net	(2)		—		(2)
Earnings (loss) from discontinued operations	(849)		8		(841)
Income tax benefit (provision)	(55)		43	(b)	(12)
Earnings (loss) from discontinued operations, net of tax	(904)		51		(853)
Net gain (loss) on disposal	(109)		13		(96)
Income tax benefit (provision)	4		(2)		2
Net gain (loss) on disposal, net of tax	(105)		11	(c)	(94)
Net earnings (loss) from discontinued operations, net of tax	$(1,009)		$62		$(947)
(a) During 2017, prior to the split-off, CBS Radio was measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The value of the transaction with Entercom was determined based on Entercom’s stock price at the closing of the transaction and therefore, we recorded a market value adjustment of $980 million in 2017 to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom.
(b) Primarily reflects a tax benefit from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.
(c) Reflects adjustments to the loss on disposal of our outdoor advertising businesses, primarily from a decrease to the guarantee liability associated with the 2013 disposal of our outdoor advertising business in Europe.

Net Earnings Attributable to ViacomCBS and Diluted EPS Attributable to ViacomCBS

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Net earnings attributable to ViacomCBS	$3,455	$2,321	$1,134	49%
Diluted EPS attributable to ViacomCBS	$5.56	$3.59	$1.97	55%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segments
We operate in the following four segments:

TV ENTERTAINMENT:  Our TV Entertainment segment creates and acquires programming for distribution and viewing on multiple media platforms, including our broadcast network, through multichannel video programming distributors (“MVPDs”) and virtual MVPDs, and our streaming services, as well as for licensing to third parties both domestically and internationally. TV Entertainment consists of the CBS Television Network, CBS Television Studios, CBS Television Distribution, CBS Interactive, CBS Sports Network, CBS Television Stations and CBS-branded streaming services CBS All Access and CBSN, among others.  TV Entertainment’s revenues are generated primarily from advertising sales, the licensing and distribution of its content, and affiliate revenues.

CABLE NETWORKS:  Our Cable Networks segment creates and acquires programming for distribution and viewing on multiple media platforms, including our cable networks, through MVPDs and virtual MVPDs, and our streaming services, as well as for licensing to third parties both domestically and internationally. Cable Networks consists of our premium subscription cable networks Showtime, The Movie Channel and Flix, and a subscription streaming offering of Showtime; our basic cable networks Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV and Smithsonian Channel, among others, as well as the international extensions of these brands operated by ViacomCBS Networks International; international broadcast networks, Network 10, Channel 5 and Telefe; and Pluto TV, a leading free streaming TV platform in the United States. Cable Networks’ revenues are generated primarily from affiliate revenues, advertising sales and the licensing of its content and brands.

FILMED ENTERTAINMENT:  Our Filmed Entertainment segment develops, produces, finances, acquires and distributes films, television programming and other entertainment content in various markets and media worldwide primarily through Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television Studios. Filmed Entertainment’s revenues are generated primarily from the release and/or distribution of films theatrically, the release and/or distribution of film and television product through home entertainment, the licensing of film and television product to television and digital platforms and other ancillary activities.

PUBLISHING:  Our Publishing segment publishes and distributes Simon & Schuster consumer books domestically and internationally and includes imprints such as Simon & Schuster, Scribner, Atria Books and Gallery Books. Publishing generates revenues from the publishing and distribution of consumer books in print, digital and audio formats.

We present operating income (loss) excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and gain on sale of assets, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We began presenting Adjusted OIBDA as our segment profit measure in the fourth quarter of 2019 in order to align with the primary method used by our management beginning after the Merger to evaluate segment performance and to make decisions regarding the allocation of resources to our segments. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. The reconciliation of Adjusted OIBDA to our consolidated net earnings is presented in Note 17 to the consolidated financial statements.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations - 2019 vs. 2018

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2019	Revenues	2018	Revenues	$	%
Revenues:
TV Entertainment	$11,924	43%	$11,061	41%	$863	8%
Cable Networks	12,449	45	12,683	46	(234)	(2)
Filmed Entertainment	2,990	10	2,956	11	34	1
Publishing	814	3	825	3	(11)	(1)
Corporate/Eliminations	(365)	(1)	(275)	(1)	(90)	(33)
Total Revenues	$27,812	100%	$27,250	100%	$562	2%

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Adjusted OIBDA:
TV Entertainment	$2,443	$2,466	$(23)	(1)%
Cable Networks	3,515	4,341	(826)	(19)
Filmed Entertainment	80	(33)	113	n/m
Publishing	143	153	(10)	(7)
Corporate/Eliminations	(449)	(433)	(16)	(4)
Stock-based compensation	(201)	(205)	4	2
Total Adjusted OIBDA	5,531	6,289	(758)	(12)
Depreciation and amortization	(443)	(433)	(10)	(2)
Restructuring and other corporate matters	(775)	(490)	(285)	n/m
Programming charges	(589)	(162)	(427)	n/m
Gain on sale of assets	549	—	549	n/m
Total Operating Income	$4,273	$5,204	$(931)	(18)%
n/m - not meaningful

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Depreciation and Amortization:
TV Entertainment	$150	$160	$(10)	(6)%
Cable Networks	219	194	25	13
Filmed Entertainment	37	38	(1)	(3)
Publishing	5	6	(1)	(17)
Corporate	32	35	(3)	(9)
Total Depreciation and Amortization	$443	$433	$10	2%
TV Entertainment (CBS Television Network, CBS Television Studios, CBS Television Distribution, CBS Interactive, CBS Sports Network, CBS Television Stations and CBS-branded streaming services CBS All Access and CBSN, among others)

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Advertising	$6,008	$5,751	$257	4%
Affiliate	2,550	2,082	468	22
Content licensing	3,157	3,006	151	5
Other	209	222	(13)	(6)
Revenues	$11,924	$11,061	$863	8%

Adjusted OIBDA	$2,443	$2,466	$(23)	(1)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Revenues
For 2019, the 8% increase in TV Entertainment revenues reflects growth across each of the segment’s main revenue streams.
Advertising
The 4% increase in advertising revenues was driven by 11% growth in CBS Network advertising, principally reflecting CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament, partially offset by the timing of other sporting events. Taken together these items contributed 9-percentage points of the growth in network advertising. Advertising sales at our owned television stations decreased 11%, primarily reflecting record political advertising in 2018 from the midterm elections, partially offset by the benefit from CBS’ broadcast of Super Bowl LIII. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the NFL and the national semifinals and championship games of the NCAA Tournament are broadcast on the CBS Television Network every other year through 2032 under the current agreement with the NCAA and Turner.

Affiliate
Affiliate revenues grew 22%, primarily as a result of a 20% increase in station affiliation fees and retransmission revenues as well as subscriber growth at CBS All Access.

Content Licensing
Content licensing increased 5%, driven by higher revenues from the production of programming for third parties, including Unbelievable and Dead to Me, and higher revenues from the licensing of library programming to SVOD providers.

Adjusted OIBDA
Adjusted OIBDA decreased 1% as a result of an increased investment in content and higher costs associated with the growth and expansion of our streaming services, partially offset by higher revenues.

Comparability in 2020 will be negatively affected by the benefit in 2019 from CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship game of the NCAA Tournament. Results in 2020 will benefit from higher political advertising revenues, mainly in the second half of the year, associated with the U.S. Presidential election.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV, Smithsonian Networks, ViacomCBS Networks International, Network 10, Channel 5, Telefe and Pluto TV)

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Advertising	$5,129	$5,130	$(1)	—%
Affiliate	6,052	6,294	(242)	(4)
Content licensing	1,268	1,259	9	1
Revenues	$12,449	$12,683	$(234)	(2)%

Adjusted OIBDA	$3,515	$4,341	$(826)	(19)%

Revenues
For 2019, Cable Networks revenues decreased 2% from the prior year, reflecting an unfavorable impact from foreign exchange rate changes of 2-percentage points. Domestic revenues remained substantially flat compared with the prior year as higher advertising revenues were offset by a decline in affiliate revenues. International revenues decreased 9% mainly as a result of a 7-percentage point unfavorable impact of foreign exchange rate changes.

Advertising
Advertising revenues remained flat compared with the prior year and included an unfavorable impact of foreign exchange rate changes of 3-percentage points. Domestic advertising revenues increased 6%, reflecting higher revenues from AMS, which comprised approximately 19% of domestic advertising revenues in 2019, and includes Pluto TV, which was acquired in March 2019. The domestic advertising growth also reflects higher pricing and the inclusion of the results of Pop TV. We began consolidating Pop TV in March 2019 when we acquired the 50% stake we did not own, which brought our ownership to 100%. These increases were partially offset by lower linear impressions. International advertising revenues decreased 13%, mainly reflecting the unfavorable impact of foreign exchange rate changes of 9-percentage points, as well as softness in the Australian and UK markets, partially offset by increases in pricing and political advertising in Argentina.

Affiliate
Affiliate revenues decreased 4%, which included a 1-percentage point unfavorable impact from foreign exchange rate changes. Domestic affiliate revenues decreased 4%, primarily driven by declines in traditional MVPD subscribers at our basic and premium cable networks. These declines were partially offset by growth from Showtime OTT, the inclusion of the results of Pop TV, and contractual rate increases under carriage agreements. International affiliate revenues decreased 6%, reflecting a 6-percentage point unfavorable impact of foreign exchange rate changes. As of December 31, 2019, Showtime subscriptions, including Showtime OTT, totaled approximately 27 million.

Content Licensing
The 1% increase in content licensing revenues, which includes the unfavorable impact of foreign exchange rate changes of 1-percentage point, was the result of increased revenues from the production of programming for third parties, including The Real World and Bellator mixed martial arts events. These increases were partially offset by lower secondary market revenue, driven by the renewal of a significant domestic licensing agreement for the Showtime original series, Dexter, in 2018.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA decreased 19%, driven by lower revenues as well as increased investment in content and higher advertising and promotion expenses.
Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television Studios)

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Theatrical	$547	$744	$(197)	(26)%
Home Entertainment	623	617	6	1
Licensing	1,709	1,493	216	14
Other	111	102	9	9
Revenues	$2,990	$2,956	$34	1%

Adjusted OIBDA	$80	$(33)	$113	n/m
n/m - not meaningful
Revenues
For 2019, the 1% increase in Filmed Entertainment revenues reflects growth in licensing revenues, partially offset by lower theatrical revenues. Foreign exchange rate changes had a 1-percentage point unfavorable impact on the revenue comparison.

Theatrical
The 26% decrease in theatrical revenues principally reflects a difficult comparison to the prior year, as a result of the 2018 releases of Mission: Impossible - Fallout and A Quiet Place. Theatrical revenues in 2019 benefited from the releases of Rocketman, Gemini Man and Dora and the Lost City of Gold, as well as the continued success of the 2018 release, Bumblebee. Foreign exchange rate changes had a 1-percentage point unfavorable impact on theatrical revenues.

Home Entertainment
The 1% increase in home entertainment revenues was driven by the number and mix of titles in release. Significant 2019 releases included Bumblebee, Rocketman, Instant Family, and Pet Sematary, while 2018 benefited from the releases of Mission: Impossible - Fallout, Daddy’s Home 2 and A Quiet Place. Changes in foreign exchange rates resulted in a 1-percentage point unfavorable impact on the revenue comparison.

Licensing
The 14% growth in licensing revenues was driven by increases in licensing of film catalog titles to SVOD providers and recent releases to pay television services. Foreign exchange rate changes had a 1-percentage point unfavorable impact on licensing revenues.

Other
The 9% increase in other revenues was driven by higher studio rental revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA for 2019 increased to $80 million from a loss of $33 million for 2018, principally driven by higher profits from licensing of film library titles. This increase was partially offset by costs associated with future film releases and higher incentive compensation costs. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of print and advertising expenses, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Publishing (Simon & Schuster)

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Revenues	$814	$825	$(11)	(1)%

Adjusted OIBDA	$143	$153	$(10)	(7)%

Revenues
For 2019, the 1% decrease in revenues primarily reflects lower print book sales, partially offset by 15% growth in digital audio sales. Bestselling titles for 2019 included Howard Stern Comes Again by Howard Stern, The Institute by Stephen King and The Pioneers by David McCullough.

Adjusted OIBDA
The 7% decrease in Adjusted OIBDA primarily reflects lower revenues and higher costs from the mix of titles.

Segment Results of Operations - 2018 vs. 2017

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2018	Revenues	2017	Revenues	$	%
Revenues:
TV Entertainment	$11,061	41%	$10,476	39%	$585	6%
Cable Networks	12,683	46	12,479	47	204	2
Filmed Entertainment	2,956	11	3,075	12	(119)	(4)
Publishing	825	3	830	3	(5)	(1)
Corporate/Eliminations	(275)	(1)	(325)	(1)	50	15
Total Revenues	$27,250	100%	$26,535	100%	$715	3%

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Adjusted OIBDA:
TV Entertainment	$2,466	$2,301	$165	7%
Cable Networks	4,341	4,442	(101)	(2)
Filmed Entertainment	(33)	(187)	154	82
Publishing	153	146	7	5
Corporate/Eliminations	(433)	(442)	9	2
Stock-based compensation	(205)	(220)	15	7
Total Adjusted OIBDA	6,289	6,040	249	4
Depreciation and amortization	(433)	(443)	10	2
Restructuring and other corporate matters	(490)	(258)	(232)	n/m
Programming charges	(162)	(144)	(18)	n/m
Gain on sale of assets	—	146	(146)	n/m
Total Operating Income	$5,204	$5,341	$(137)	(3)%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Depreciation and Amortization:
TV Entertainment	$160	$163	$(3)	(2)%
Cable Networks	194	193	1	1
Filmed Entertainment	38	42	(4)	(10)
Publishing	6	6	—	—
Corporate	35	39	(4)	(10)
Total Depreciation and Amortization	$433	$443	$(10)	(2)%
TV Entertainment (CBS Television Network, CBS Television Studios, CBS Television Distribution, CBS Interactive, CBS Sports Network, CBS Television Stations and CBS-branded streaming services CBS All Access and CBSN, among others)

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Advertising	$5,751	$5,696	$55	1%
Affiliate	2,082	1,674	408	24
Content licensing	3,006	2,880	126	4
Other	222	226	(4)	(2)
Revenues	$11,061	$10,476	$585	6%

Adjusted OIBDA	$2,466	$2,301	$165	7%

Revenues
For 2018, the 6% increase in TV Entertainment revenues reflects growth across each of the segment’s main revenue streams.
Advertising
The 1% increase in advertising revenues was driven by record political advertising sales associated with the 2018 midterm elections, partially offset by the absence of Thursday Night Football and the national semifinals and championship game of the NCAA Tournament, which were broadcast by CBS in 2017. TV Entertainment advertising revenues also benefited from the adoption of a new revenue recognition standard in the first quarter of 2018, under which revenues for certain distribution arrangements are recognized based on the gross amount of consideration

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

received from the customer, with an offsetting increase to participation expense. Under previous accounting guidance, such revenues were recognized at the net amount retained by us after the payment of fees to the third party. This guidance was applied prospectively from the date of adoption and therefore, amounts for 2017 are reported under previous accounting guidance.

Affiliate
Affiliate revenues grew 24% as a result of a 22% increase in station affiliation fees and retransmission revenues as well as subscriber growth at CBS All Access.

Content Licensing
Content licensing increased 4%, primarily reflecting higher international licensing and the impact of the aforementioned adoption of a new revenue recognition standard in 2018, which resulted in higher revenues under certain distribution arrangements, with an offsetting increase to operating expenses. These increases were partially offset by lower domestic licensing, as 2017 included the licensing of NCIS: New Orleans, Madam Secretary and titles from the CSI franchise.

Adjusted OIBDA
Adjusted OIBDA increased 7% as a result of higher revenues and lower programming costs associated with the absence of CBS’s broadcast of Thursday Night Football, partially offset by an increased investment in content and digital initiatives.
Cable Networks (Showtime Networks, Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Smithsonian Networks, ViacomCBS Networks International, Network 10, Channel 5 and Telefe)

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Advertising	$5,130	$4,947	$183	4%
Affiliate	6,294	6,479	(185)	(3)
Content licensing	1,259	1,053	206	20
Revenues	$12,683	$12,479	$204	2%

Adjusted OIBDA	$4,341	$4,442	$(101)	(2)%

Revenues
For 2018, the 2% increase in Cable Networks revenues was driven by 15% growth in international revenues, reflecting growth across each of the segment’s revenue streams. Domestic revenues decreased 2%, driven by lower affiliate revenues and advertising revenues, partially offset by increased content licensing revenues. International revenues included a 3-percentage point unfavorable impact from foreign exchange rate changes.

Advertising
Advertising revenues increased 4%, driven by 26% higher international revenues as a result of the acquisition of Network 10 in the fourth quarter of 2017, partially offset by an unfavorable impact from foreign exchange rate changes of 5-percentage points. Domestic advertising revenues decreased 4%, principally reflecting lower linear impressions, partially offset by higher pricing and growth in revenues from AMS.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Affiliate
The 3% decrease in affiliate revenues was the result of a 4% decrease in domestic revenues, reflecting the benefit to 2017 from Showtime Networks’ distribution of the Floyd Mayweather/Conor McGregor pay-per-view boxing event and declines in traditional MVPD subscribers at our basic cable networks. Growth from Showtime OTT and contractual rate increases partially offset the decline. As of December 31, 2018, Showtime subscriptions, including Showtime OTT, totaled approximately 27 million. International affiliate revenues increased 6%, driven by the acquisition of Network 10, as well as subscriber growth and new channel launches. International affiliate revenues included a 1-percentage point unfavorable impact of foreign exchange rate changes.

Content Licensing
Content licensing revenues increased 20% reflecting higher revenues from the licensing of original programming from our basic cable networks and Showtime, including the renewal of Dexter, as well as the benefit to 2018 from SpongeBob SquarePants: The Broadway Musical.

Adjusted OIBDA
Adjusted OIBDA decreased 2%, driven by an increased investment in content and growth initiatives, partially offset by the revenue growth and lower expenses resulting from cost transformation initiatives.
Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television Studios)

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Theatrical	$744	$716	$28	4%
Home Entertainment	617	789	(172)	(22)
Licensing	1,493	1,468	25	2
Other	102	102	—	—
Revenues	$2,956	$3,075	$(119)	(4)%

Adjusted OIBDA	$(33)	$(187)	$154	82%

Revenues
For 2018, Filmed Entertainment revenues decreased 4% reflecting lower home entertainment revenues, partially offset by increases in theatrical and licensing revenues.

Theatrical
Theatrical revenues increased 4%, principally reflecting the 2018 release of Mission: Impossible - Fallout. Other significant 2018 releases included A Quiet Place and Bumblebee. Significant releases in 2017 included Transformers: The Last Knight, xXx: Return of Xander Cage, Daddy’s Home 2 and Baywatch. Foreign exchange rate changes had a 1-percentage point unfavorable impact on theatrical revenues.

Home Entertainment
Home entertainment revenues decreased 22% in 2018, primarily reflecting the number and mix of titles in release. Significant 2018 releases included Mission: Impossible - Fallout, Daddy’s Home 2 and A Quiet Place compared to Transformers: The Last Knight, Jack Reacher: Never Go Back and Arrival in 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Licensing
Licensing revenues increased 2% in 2018, driven by higher revenues from the production of programming for third parties, including Tom Clancy’s Jack Ryan, Maniac, The Haunting of Hill House and The Cloverfield Paradox.

Adjusted OIBDA
Adjusted OIBDA for Filmed Entertainment was a loss of $33 million in 2018 compared with a loss of $187 million in 2017, an improvement of 82%, reflecting lower print and advertising expenses, primarily driven by the number and mix of theatrical releases and a charge resulting from the termination of a slate financing agreement in 2017. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of print and advertising expenses, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Publishing (Simon & Schuster)

			Increase/(Decrease)
Year Ended December 31,	2018	2017	$	%
Revenues	$825	$830	$(5)	(1)%

Adjusted OIBDA	$153	$146	$7	5%

Revenues
For 2018, the 1% decrease in revenues primarily reflects lower sales of print and electronic books, partially offset by 20% growth in digital audio sales. Bestselling titles for 2018 included Fear: Trump in the White House by Bob Woodward, The Outsider by Stephen King and Whiskey in a Teacup by Reese Witherspoon.

Adjusted OIBDA
The 5% increase in Adjusted OIBDA mainly reflects lower production costs.
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

			Increase/ (Decrease)		Increase/ (Decrease)
Year Ended December 31,	2019	2018	2019 vs. 2018	2017	2018 vs. 2017
Cash provided by operating activities from:
Continuing operations	$1,230	$3,463	$(2,233)	$2,345	$1,118
Discontinued operations	—	1	(1)	94	(93)
Cash provided by operating activities	1,230	3,464	(2,234)	2,439	1,025
Cash (used for) provided by investing activities from:
Continuing operations	(153)	(588)	435	150	(738)
Discontinued operations	(2)	(23)	21	(24)	1
Cash (used for) provided by investing activities	(155)	(611)	456	126	(737)
Cash used for financing activities	(1,216)	(2,531)	1,315	(3,009)	478
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(25)	24	58	(83)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(142)	$297	$(439)	$(386)	$683

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Activities.  The decrease in cash provided by operating activities from continuing operations for 2019 compared with 2018 was primarily driven by an increased investment in television and film programming, higher payments for income taxes and payments of $132 million associated with costs related to the Merger. Operating cash flow for 2019 and 2018 also included payments for restructuring activities of $234 million and $219 million, respectively.

The increase in cash provided by operating activities from continuing operations for 2018 compared with 2017 was primarily driven by lower cash payments for income taxes and growth in affiliate revenues, which were partially offset by an increased investment in television and film programming. Operating cash flow for 2017 also included discretionary pension contributions of $600 million to prefund our qualified pension plans.

Cash provided by operating activities from discontinued operations primarily reflected the operating activities of CBS Radio. Operating activities from discontinued operations also included payments and refunds for tax matters in foreign jurisdictions related to previously disposed businesses that are accounted for as discontinued operations.
The increase in cash payments for income taxes for 2019 compared to 2018 was primarily due to a payment in 2019 as a result of guidance issued by the United States government in January 2019 relating to the transition tax on cumulative foreign earnings and profits that resulted from the enactment of federal tax legislation in December 2017. In addition, cash taxes for 2018 benefited from the application of a federal income tax overpayment carryforward from 2017.
The decrease in cash payments for income taxes for 2018 compared to 2017 reflects the benefit from a federal income tax overpayment, which included the impact from the retroactive renewal of a federal tax law.

Investing Activities

Year Ended December 31,	2019	2018	2017
Investments (a)	$(171)	$(161)	$(128)
Capital expenditures	(353)	(352)	(356)
Acquisitions, net of cash acquired (b)	(399)	(118)	(289)
Proceeds from dispositions (c)	756	39	892
Other investing activities from continuing operations	14	4	31
Cash flow (used for) provided by investing activities from continuing operations	(153)	(588)	150
Cash flow used for investing activities from discontinued operations	(2)	(23)	(24)
Cash flow (used for) provided by investing activities	$(155)	$(611)	$126
(a) Primarily includes our investment in The CW.
(b) 2019 primarily reflects the acquisition of Pluto Inc. and the remaining 50% interest in Pop TV, a general entertainment cable network. 2018 primarily reflects the acquisitions of WhoSay Inc., a leading influence marketing firm, Pop Culture Media, a digital entertainment media company, and VidCon LLC, a host of conferences dedicated to online video. 2017 primarily reflects the acquisition of Network 10, one of three major commercial broadcast networks in Australia, and the acquisition of a television library.
(c) 2019 primarily reflects the sale of CBS Television City. 2017 primarily reflects the sale of our 49.76% interest in EPIX and the sale of broadcast spectrum in connection with the FCC’s broadcast spectrum auction.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financing Activities

Year Ended December 31,	2019	2018	2017
Proceeds from (repayments of) short-term debt borrowings, net	$25	$(5)	$229
Proceeds from issuance of senior notes	492	—	3,157
Repayment of notes and debentures	(910)	(1,102)	(4,729)
Dividends	(595)	(599)	(616)
Repurchase of the Company’s Class B Common Stock	(57)	(586)	(1,111)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(56)	(67)	(103)
Proceeds from exercise of stock options	15	29	263
Other financing activities	(130)	(201)	(99)
Cash flow used for financing activities	$(1,216)	$(2,531)	$(3,009)

Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow reflects our net cash flow provided by (used for) operating activities before operating cash flow from discontinued operations, and less capital expenditures. Our calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to our operations. Our net cash flow provided by (used for) operating activities is the most directly comparable GAAP financial measure.

Management believes free cash flow provides investors with an important perspective on the cash available to us to service debt, make strategic acquisitions and investments, maintain our capital assets, satisfy our tax obligations, and fund ongoing operations and working capital needs. As a result, free cash flow is a significant measure of our ability to generate long-term value. It is useful for investors to know whether this ability is being enhanced or degraded as a result of our operating performance. We believe the presentation of free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from our underlying operations in a manner similar to the method used by management. Free cash flow is among several components of incentive compensation targets for certain management personnel. In addition, free cash flow is a primary measure used externally by our investors, analysts and industry peers for purposes of valuation and comparison of our operating performance to other companies in our industry.

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by operating activities as a measure of liquidity or net earnings (loss) as a measure of operating performance. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

The following table presents a reconciliation of our net cash flow provided by operating activities to free cash flow.

Year Ended December 31,	2019	2018	2017
Net cash flow provided by operating activities (GAAP)	$1,230	$3,464	$2,439
Capital expenditures	(353)	(352)	(356)
Less: Operating cash flow from discontinued operations	—	1	94
Free cash flow (Non-GAAP)	$877	$3,111	$1,989

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Dividends
On December 19, 2019, ViacomCBS declared a quarterly cash dividend of $.24 per share on its Class A and Class B Common Stock, resulting in total dividends of $150 million, which were paid on January 10, 2020. Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019 and during each of the four quarters of 2018 and 2017. During 2019, CBS declared total per share dividends of $.54, resulting in total dividends of $205 million. For each of the years ended December 31, 2018 and 2017, CBS declared total per share dividends of $.72, resulting in total annual dividends of $274 million and $289 million, respectively. During 2019, Viacom declared total per share dividends of $.60, resulting in total dividends of $245 million. For each of the years ended December 31, 2018 and 2017, Viacom declared total per share dividends of $.80, resulting in total annual dividends of $325 million and $323 million, respectively.

On February 12, 2020, ViacomCBS declared a quarterly cash dividend of $.24 per share on its Class A and Class B Common Stock, payable on April 1, 2020.
Share Repurchase Program
During December 2019, we repurchased 1.2 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $40.78 per share. At December 31, 2019, $2.41 billion of authorization remained under the share repurchase program.
Capital Structure
The following table sets forth our debt.

At December 31,	2019	2018
Commercial paper	$699	$674
Senior debt (2.30%-7.875% due 2019-2045)	16,690	17,086
Junior debt (5.875%-6.250% due 2057)	1,286	1,284
Obligations under finance leases	44	69
Total debt (a)	18,719	19,113
Less commercial paper	699	674
Less current portion of long-term debt	18	339
Total long-term debt, net of current portion	$18,002	$18,100

(a)
At December 31, 2019 and 2018, the senior and junior subordinated debt balances included (i) a net unamortized discount of $412 million and $422 million, respectively, (ii) unamortized deferred financing costs of $92 million and $98 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $6 million and $5 million, respectively. The face value of our total debt was $19.23 billion at December 31, 2019 and $19.64 billion at December 31, 2018.

During the year ended December 31, 2019, we issued $500 million of 4.20% senior notes due 2029. We used the net proceeds from this issuance in the redemption of our $600 million outstanding 2.30% senior notes due August 2019. During 2019, we also repaid the $220 million aggregate principal amount of our 5.625% senior notes due September 2019 and the $90 million aggregate principal amount of our 2.75% senior notes due December 2019.

During the year ended December 31, 2018, we redeemed $1.13 billion of senior notes and debentures for a redemption price of $1.10 billion, resulting in a pre-tax gain on early extinguishment of debt of $18 million ($14 million, net of tax).

During the year ended December 31, 2017, we issued $3.10 billion of senior notes and junior subordinated debentures. Also during 2017, we redeemed and repaid $4.67 billion of senior notes, of which $4.27 billion was

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

redeemed prior to maturity, resulting in a pre-tax loss on early extinguishment of debt of $38 million ($21 million, net of tax).

Our 5.875% junior subordinated debentures due February 2057 and 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2022 and February 28, 2027, respectively, on which dates the rates will switch to floating rates based on three-month LIBOR plus 3.895% and 3.899%, respectively, reset quarterly. These debentures can be called by us at any time after the expiration of the fixed-rate period.

The subordination, interest deferral option and extended term of the junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services and Fitch Ratings Inc., and a 25% equity credit by Moody’s Investors Service, Inc.
The interest rate payable on our 2.25% senior notes due February 2022 and 3.45% senior notes due October 2026, collectively the “Senior Notes”, will be subject to adjustment from time to time if Moody’s Investors Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. The interest rate on these Senior Notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. At December 31, 2019, the outstanding principal amount of our 2.25% senior notes due February 2022 and 3.45% senior notes due October 2026 was $50 million and $124 million, respectively.

Some of our outstanding notes and debentures provide for certain covenant packages typical for an investment grade company. There is an acceleration trigger for the majority of the notes and debentures in the event of a change in control under specified circumstances coupled with ratings downgrades due to the change in control, as well as certain optional redemption provisions for our junior debentures.

We had outstanding commercial paper borrowings under our $2.50 billion commercial paper program of $699 million and $674 million at December 31, 2019 and 2018, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.07% and 3.02% at December 31, 2019 and 2018, respectively.

In January 2020, our commercial paper program was increased to $3.50 billion in conjunction with the new $3.50 billion revolving credit facility described below.

Credit Facility
At December 31, 2019, we had a $2.50 billion revolving credit facility held by CBS prior to the Merger (the “CBS Credit Facility”) with a maturity in June 2021 and a $2.50 billion revolving credit facility held by Viacom prior to the Merger (the “Viacom Credit Facility”), with a maturity in February 2024. At December 31, 2019, we had no borrowings outstanding under the CBS Credit Facility or the Viacom Credit Facility and the remaining availability, net of outstanding letters of credit, was $2.50 billion for each facility.

In January 2020, the CBS Credit Facility was terminated and the Viacom Credit Facility was amended and restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper outstanding, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at our option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating. The Credit Facility requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

quarters following a qualified acquisition) at the end of each quarter, to be applied retrospectively from December 31, 2019. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met this covenant as of December 31, 2019.

Liquidity and Capital Resources
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, leases, interest payments, income taxes payments and pension funding obligations. Our investing and financing spending includes capital expenditures, investments and acquisitions, share repurchases, dividends and principal payments on our outstanding indebtedness.

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under the $3.50 billion Credit Facility, and access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Our funding for short-term and long-term obligations will come primarily from cash flows from operating activities. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. We routinely assess our capital structure and opportunistically enter into transactions to lower our interest expense, which could result in a charge from the early extinguishment of debt.

Funding for our long-term debt obligations due over the next five years of $5.90 billion is expected to come from our ability to refinance our debt and cash generated from operating activities.

Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our credit facility and our credit rating will provide us with adequate access to funding for our expected cash needs. The cost of any new borrowings are affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, and there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.

At December 31, 2019, we had $2.41 billion of remaining availability under our share repurchase program. Share repurchases under the program are expected to be funded by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations
As of December 31, 2019, payments due by period under our significant contractual obligations with remaining terms in excess of one year were as follows:

	Payments Due by Period
					and	2025 and
	Total	2020	2021-2022	2023-2024		Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments (a)	$10,355	$3,003	$5,350	$1,159		$843
Purchase obligations (b)	1,517	609	744	82		82

On-Balance Sheet Arrangements
Operating leases (c)	2,709	371	648	456		1,234
Long-term debt obligations (d)	18,486	—	2,345	3,557		12,584
Interest commitments on long-term debt (e)	13,046	868	1,627	1,418		9,133
Finance leases (including interest) (f)	47	21	23	2		1
Other long-term contractual obligations (g)	2,076	—	1,479	412		185
Total	$48,236	$4,872	$12,216	$7,086		$24,062
(a) Our programming and talent commitments include $5.39 billion for sports programming rights, $3.80 billion relating to the production and licensing of television and film programming, and $1.17 billion for talent contracts.
(b) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(c) Consists of operating lease commitments for office space, equipment, satellite transponders and studio facilities.
(d) Long-term debt obligations are presented at face value, excluding finance leases.
(e) Future interest based on scheduled debt maturities. Interest payments on junior subordinated debentures subsequent to the expiration of their fixed-rate periods have been included based on their current fixed rates.
(f) Includes finance lease obligations for satellite transponders and equipment.
(g) Reflects long-term contractual obligations recorded on the Consolidated Balance Sheet, including program liabilities; participations due to producers; residuals; and a tax liability resulting from the enactment of the Tax Reform Act in December 2017. This tax liability reflects the remaining tax on our historical accumulated foreign earnings and profits, which is payable to the IRS in 2024 and 2025.

The table above does not include payments relating to reserves for uncertain tax positions of $384 million, and related interest and penalties, interest under our credit facility and for commercial paper borrowings, redeemable noncontrolling interest of $254 million, our guarantee liability of $124 million relating to the sale of CBS Television City; lease indemnification obligations of $86 million or potential future contributions to our qualified defined benefit pension plans. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments.

In 2020, we expect to make contributions of approximately $70 million to our non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2020, we expect to contribute approximately $43 million to our other postretirement benefit plans to satisfy our portion of benefit payments due under these plans.

Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2019, the outstanding letters of credit and surety bonds approximated $136 million and were not recorded on the Consolidated Balance Sheet.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Television City. During 2019, we completed the sale of CBS Television City. We have guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Consolidated Balance Sheet at December 31, 2019 is a liability of $124 million, reflecting the present value of the estimated amount payable under the guarantee obligation.
Lease Guarantees. As noted above, we have indemnification obligations of $86 million with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc.

Film Financing Arrangements. From time to time we enter into film or television programming (collectively referred to as “film”) financing arrangements that involve the sale of a partial copyright interest in a film to third-party investors. Since the investors typically have the risks and rewards of ownership proportionate to their ownership in the film, we generally record the amounts received for the sale of copyright interest as a reduction of the cost of the film and related cash flows are reflected in net cash flow from operating activities. We also enter into collaborative arrangements with other studios to jointly finance and distribute films (“co-financing arrangements”), under which each partner is responsible for distribution of the film in specific territories or distribution windows. The partners’ share in the profits and losses of the films under these arrangements are included within participations expense.

In the course of our business, we both provide and receive indemnities which are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. We record a liability for its indemnification obligations and other contingent liabilities when probable and reasonably estimable.
Critical Accounting Policies
The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

We consider the following accounting policies to be the most critical as they are important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. The risks and uncertainties involved in applying our critical accounting policies are provided below. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee. For a summary of our significant accounting policies, see the accompanying notes to the consolidated financial statements.

Revenue Recognition
Revenue is recognized when control of a good or service is transferred to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Significant judgments used in the determination of the amount and timing of revenue recognition include the identification of distinct performance obligations in contracts containing bundled advertising sales and content licenses, and the allocation of consideration among individual performance obligations within these arrangements based on their relative standalone selling prices.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Advertising Revenues—Advertising revenues are recognized when the advertising spots are aired on television or displayed on digital platforms. If a contract includes a guarantee to deliver a targeted audience rating or number of impressions, the delivery of the advertising spots that achieve the guarantee represents the performance obligation to be satisfied over time and revenues are recognized based on the proportion of the audience rating or impressions delivered to the total guaranteed in the contract. To the extent the amounts billed exceed the amount of revenue recognized, such excess is deferred until the guaranteed audience ratings or impressions are delivered. For contracts that do not include impressions guarantees, the individual advertising spots are the performance obligation and consideration is allocated among the individual advertising spots based on relative standalone selling price.

Content Licensing Revenues—For licenses of exhibition rights for internally-produced programming, each individual episode or film delivered represents a separate performance obligation and revenues are recognized when the episode or film is made available to the licensee for exhibition and the license period has begun. For license agreements that include delivery of content on one or more dates for a fixed fee, consideration is allocated based on the relative standalone selling price of each episode or film, which is based on licenses for comparable content within the marketplace. Estimation of standalone selling prices requires judgment, which can impact the timing of recognizing revenues.

Affiliate Revenues—The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with MVPDs and subscribers to our digital streaming services, also includes a license to programming for video on demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming.

Film and Television Production Costs
Costs incurred to produce television programs and feature films are capitalized and amortized over the projected life of each television program or feature film based on the ratio of current period revenues to estimated remaining total revenues to be earned (“Ultimate Revenues”). Management’s judgment is required in estimating Ultimate Revenues and the costs to be incurred throughout the life of each television program or feature film. These estimates are used to determine the amortization of capitalized production costs, expensing of participation costs, and any necessary impairments to capitalized production costs.

For television programming, our estimates of Ultimate Revenue are initially limited to the amount of revenue contracted for each episode in the initial market and estimates of revenue from a secondary market where we can demonstrate a history of earning such revenue in that market. Estimates for additional secondary market revenues such as domestic and foreign syndication and home entertainment are included in the estimates of Ultimate Revenues once it can be demonstrated that a program can be successfully licensed in such secondary market. For each television program, management bases these estimates on the performance in the initial markets, the existence of future firm commitments to sell and the past performance of similar television programs.

For feature films, our estimate of Ultimate Revenues includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial theatrical release. For acquired film libraries, our estimate of Ultimate Revenues is for a period within 20 years from the date of acquisition. Prior to the release of feature films, we estimate Ultimate Revenues based on the historical performance of similar content and pre-release market research

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

(including test market screenings), as well as factors relating to the specific film, including the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. For films intended for theatrical release, we believe the performance during the theatrical exhibition is the most sensitive factor affecting our estimate of Ultimate Revenues as subsequent markets have historically exhibited a high correlation to theatrical performance. Upon a film’s initial release, we update our estimate of Ultimate Revenues based on actual and expected future performance. Our estimates of revenues from succeeding windows and markets are revised based on historical relationships to theatrical performance and an analysis of current market trends. We also review and revise estimates of Ultimate Revenue and participation costs as of each reporting date to reflect the most current available information. After their theatrical release the most sensitive factor affecting our estimates for feature films is the extent of home entertainment sales. In addition to theatrical performance, home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing products, marketing and promotional strategies, as well as economic conditions.

Estimates of Ultimate Revenues for internally-produced television programming are updated regularly based on information available as the television program progresses through its life cycle. If Ultimate Revenue estimates are revised, the difference between amortization expense determined using the new estimate and any amounts previously expensed during that year are reflected in our Consolidated Statement of Operations in the quarter in which the estimates are revised. Overestimating Ultimate Revenues for internally-produced programming could result in the understatement of the amortization of capitalized production costs and future net realizable value adjustments, as well as the misstatement of accruals for participation expense.

Acquired Program Rights
The costs incurred in acquiring television series and feature film programming rights, including advances, are capitalized when the program is accepted and available for airing at the commencement of the license period. The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received. These costs are expensed over the shorter of the license period or the period in which an economic benefit is expected to be derived. The economic benefit is determined based on management’s estimates of revenues to be derived from the programming, the expected number of future airings, which may differ from the contracted number of airings, and the length of the license period. If initial airings are expected to generate higher revenues an accelerated method of amortization is used. Management’s judgment is required in determining the value of the future economic benefit and the timing of the expensing of these costs.

The estimated economic benefit for acquired programming, including revenue projections for multi-year sports programming, are periodically reviewed and updated based on information available throughout the contractual term. A failure to adjust for a downward revision in the estimated economic benefit to be generated from acquired programming could result in the understatement of programming costs or future net realizable value adjustments.

The net realizable value of acquired programming is regularly evaluated either by title or on a daypart basis, which is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type based on the specific demographic targeted by each respective program or program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart and allocating affiliate revenues to the programming, each as applicable. An impairment charge may be necessary if our estimates of future cash flows are below the carrying value of the programming or if programming is abandoned.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Goodwill and Intangible Assets Impairment Test
We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses in the U.S. and broadcast licenses in Australia, on an annual basis and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

Television FCC Licenses and International Broadcast Licenses—FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2019, we had 14 television markets with FCC license book values. For broadcast licenses in Australia, we consider all of our broadcast licenses within the country to be a single unit of accounting because this represents their highest and best use.

For our annual impairment test, we perform qualitative assessments for each U.S. television market that we estimate has an aggregate fair value of FCC licenses that significantly exceed their respective carrying values, and for our Australian broadcast licenses when we estimate that the aggregate fair value significantly exceeds the carrying value. Additionally, we consider the duration of time since a quantitative test was performed. For the 2019 annual impairment test, we performed qualitative assessments for all of our U.S. television markets. For each market, we weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as market share and capital expenditures. We also considered the macroeconomic impact on discount rates and growth rates, as well as the impact from tax law changes that were enacted since the most recent quantitative tests were performed on these markets. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

A quantitative impairment test of broadcast licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation and industry projections.

For 2019, we performed a quantitative impairment test for our Australian broadcast licenses. The discount rate and perpetual nominal growth rate were 11% and 0.5%, respectively. The impairment test indicated that the estimated fair value of the broadcast licenses was lower than the carrying value, which was the result of a sustained decline in the advertising marketplace in Australia. Accordingly, we recorded an impairment charge during the fourth quarter of 2019 of $20 million, which is included within “Depreciation and amortization” on the Consolidated Statements of Operations.

The estimated fair values of the FCC licenses and Australian broadcast licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which we own and operate television stations. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, or a decline in the local television advertising marketplace in the U.S. or further decline in the advertising marketplace in Australia could result in a downward revision to our current assumptions and judgments. Various factors may contribute to a future decline in an advertising marketplace including declines in economic conditions;

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

an other-than-temporary decrease in spending by advertisers in certain industries that have historically represented a significant portion of television advertising revenues in that market; a shift by advertisers to competing advertising platforms; changes in consumer behavior; and/or a change in population size. A downward revision to the present value of future cash flows could result in impairment and a noncash charge would be required.  Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.

Goodwill—Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At December 31, 2019, we had six reporting units with goodwill balances, which were determined based on the post-Merger reporting structure. For the 2019 annual impairment test, the reporting units tested were those in place prior to the Merger, which closed after the testing dates. We tested two reporting units for impairment as of August 31 and eight reporting units as of October 31.

For our annual impairment test, we perform a qualitative assessment for each reporting unit that management estimates has a fair value that significantly exceeds its respective carrying value. For the 2019 annual impairment test, we performed qualitative assessments for all of our reporting units. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, we considered growth projections from independent sources and significant developments or transactions within the industry. We also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units, and that the lower tax rate from tax law changes enacted since the most recent quantitative tests would positively impact the fair value of the reporting units. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying amount and therefore performing quantitative impairment tests was unnecessary.

As of the closing date of the Merger on December 4, 2019, we performed qualitative assessments on the pre-Merger reporting units that were to be combined as a result of the new reporting structure, as well as the post-Merger reporting units that resulted from this combination. Based on these assessments, we concluded that there were no changes to the conclusions reached in our annual impairment test.

A quantitative goodwill impairment test, when performed, requires estimating fair value of a reporting unit based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates.

Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market, a decrease in audience acceptance of programming, a shift by advertisers to competing advertising platforms; and/or changes in consumer behavior could result in changes to our assumptions and judgments used in the goodwill impairment tests. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values and a noncash impairment charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.

Legal Matters
Estimates of liabilities related to legal issues and discontinued businesses, including asbestos and environmental matters, require significant judgments by management.  We continually evaluate these estimates based on changes in the relevant facts and circumstances and events that may impact estimates.  It is difficult to predict future asbestos

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

liabilities as events and circumstances may impact the estimate of our liabilities. While we believe that our liabilities for matters related to our predecessor operations, including environmental and asbestos, are adequate to cover our liabilities, there can be no assurance that circumstances will not change in future periods. Our liability estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, as well as consultation with a third party firm on trends that may impact our future asbestos liability.

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2019, the unrecognized actuarial losses included in accumulated other comprehensive income increased from the prior year-end due primarily to a decrease in the discount rate, partially offset by the favorable performance of pension plan assets. A 25 basis point change in the discount rate would result in an estimated change to the projected benefit obligation of approximately $137 million and would not have a material impact on 2020 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $8 million to 2020 pension expense.

Income Taxes
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and evaluating our income tax positions.  When recording an interim worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a future tax return, we evaluate each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. We evaluate our uncertain tax positions quarterly based on many factors, including, changes in tax laws and interpretations, information received from tax authorities, and other changes in facts and circumstances. Our income tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the reserve for uncertain tax positions of $384 million at December 31, 2019 is properly recorded pursuant to the recognition and measurement provisions of FASB guidance for uncertainty in income taxes.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Legal Matters
General.    On an ongoing basis, we vigorously defend ourselves in numerous lawsuits and proceedings and respond to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against us without merit, is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the below-described legal matters and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

Litigation Relating to the Merger.  On September 27, 2019, Bucks County Employees Retirement Fund (the “Bucks County Fund”), a purported holder of CBS Class B Common Stock, served us with a demand for inspection of books and records pursuant to 8 Del. C. § 220 in connection with the Merger (the “Demand”). On October 10, 2019, we offered to produce certain categories of documents properly within the scope of a books and records demand under § 220. The Bucks County Fund rejected our offer and filed litigation in the Court of Chancery of the State of Delaware on October 15, 2019, seeking to compel production of all documents requested in the Demand (the “Section 220 Complaint”). A trial on the Section 220 Complaint took place on November 22, 2019, and the Court ordered limited additional production on November 25, 2019. On December 2, 2019, we certified that we had completed production of all relevant documents. On February 20, 2020, the Bucks County Fund filed a putative derivative and class action complaint in the Court of Chancery of the State of Delaware against Shari Redstone, NAI, Sumner M. Redstone National Amusements Trust (“SMR Trust”), the CBS board of directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and ViacomCBS Inc. The complaint alleges breaches of fiduciary duties to CBS stockholders and waste in connection with the negotiation and approval of the Merger Agreement. The complaint seeks unspecified damages, costs and expenses as well as other relief. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

On January 23, 2020, the Court of Chancery of the State of Delaware consolidated four putative class action suits filed by purported Viacom stockholders against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom board of directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish, in In re Viacom Inc. Stockholders Litigation. The four actions allege breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement, and seek unspecified damages, costs and expenses. On February 6, 2020, the Court appointed the California Public Employees’ Retirement System as the lead plaintiff in the consolidated action. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Investigation-Related Matters. As announced on August 1, 2018, the CBS Board of Directors (the “CBS Board”) retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board announced the completion of its investigation, certain findings of the investigation and the CBS Board’s determination, discussed below, with respect to the termination of Mr. Moonves’ employment. We have received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office and the United States Securities and Exchange Commission have also requested information about these matters, including with respect to CBS’ related public disclosures. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. We are cooperating with these inquiries.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Separation Agreement. On September 9, 2018, CBS entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of CBS. In October 2018, we contributed $120 million to a grantor trust pursuant to the Separation Agreement. On December 17, 2018, the CBS Board announced that, following its consideration of the findings of the investigation referred to above, it had determined that there were grounds to terminate Mr. Moonves’ employment for cause under his employment agreement with CBS. Any dispute related to the CBS Board’s determination is subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves commenced a binding arbitration proceeding with respect to this matter and the related CBS Board investigation, which proceeding is ongoing. The assets of the grantor trust will remain in the trust until a final determination in the arbitration. We are currently unable to determine the outcome of the arbitration and the amount, if any, that may be awarded thereunder and, accordingly, no accrual for this matter has been made in our consolidated financial statements.

Claims Related to Former Businesses: Asbestos. We are a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. We are typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of our products is the basis of a claim. Claims against us in which a product has been identified most commonly relate to allegations of exposure to asbestos-containing insulating material used in conjunction with turbines and electrical equipment.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2019, we had pending approximately 30,950 asbestos claims, as compared with approximately 31,570 as of December 31, 2018 and 31,660 as of December 31, 2017. During 2019, we received approximately 3,460 new claims and closed or moved to an inactive docket approximately 4,080 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

factors. Our total costs for the years 2019 and 2018 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $58 million and $45 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against us are non-cancer claims. It is difficult to predict future asbestos liabilities, as events and circumstances may impact the estimate of our asbestos liabilities, including, among others, the number and types of claims and average cost to resolve such claims. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. We believe that our accrual and insurance are adequate to cover our asbestos liabilities. Our liability estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, as well as consultation with a third party firm on trends that may impact our future asbestos liability.

Other. From time to time we receive claims from federal and state environmental regulatory agencies and other entities asserting that we are or may be liable for environmental cleanup costs and related damages principally relating to our historical and predecessor operations. In addition, from time to time we receive personal injury claims including toxic tort and product liability claims (other than asbestos) arising from our historical operations and predecessors.

Market Risk
We are exposed to fluctuations in foreign currency exchange rates and interest rates and use derivative financial instruments to manage this exposure. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure and, therefore, we do not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign Exchange Risk
We conduct business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar, foreign currency forward contracts, for periods generally up to 24 months, are used. Additionally, we designate forward contracts used to hedge committed and forecasted foreign currency transactions, including future production costs and programming obligations, as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income (loss) and reclassified to the statement of operations when the hedged item is recognized. Additionally, we enter into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in “Other items, net” in the Consolidated Statements of Operations. We manage the use of foreign exchange derivatives centrally.

At December 31, 2019 and 2018, the notional amount of all foreign currency contracts was $1.44 billion and $995 million, respectively. For 2019, $833 million related to future production costs and $606 million related to our foreign currency balances and other expected foreign currency cash flows. For 2018, $481 million related to future production costs and $514 million related to our foreign currency balances and other expected foreign currency cash flows.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Risk
Interest on commercial paper borrowings is exposed to risk related to movements in short-term interest rates. A 100 basis point change to the weighted average interest rate on commercial paper borrowings in 2019 would increase or decrease interest expense by approximately $7 million. In addition, interest rates on future long-term debt issuances are exposed to risk related to movements in long-term interest rates. Interest rate hedges may be used to modify both of these exposures at our discretion. There were no interest rate hedges outstanding at December 31, 2019 or 2018 but in the future we may use derivatives to manage our exposure to interest rates.

At December 31, 2019, the carrying value of our outstanding notes and debentures was $17.98 billion and the estimated fair value was $20.6 billion. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes and debentures by approximately $1.22 billion and $2.68 billion, respectively.

Credit Risk
We continually monitor our positions with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

Our receivables do not represent significant concentrations of credit risk at December 31, 2019 or 2018, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

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

MANAGEMENT’ S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the effectiveness of internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. ViacomCBS Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

VIACOMCBS INC.

By:	/s/ Robert M. Bakish
Robert M. Bakish President and Chief Executive Officer

By:	/s/ Christina Spade
Christina Spade Executive Vice President, Chief Financial Officer

By:	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ViacomCBS Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ViacomCBS Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Merger with Viacom Inc.

As described in Note 1 to the consolidated financial statements, Viacom Inc. (“Viacom”) merged with and into CBS Corporation (“CBS”) on December 4, 2019 (the “Merger”), with CBS continuing as the surviving company. At the effective time of the Merger, the combined company changed its name to ViacomCBS Inc. The Merger has been accounted for as a transaction between entities under common control as National Amusements, Inc. was the controlling stockholder of each of CBS and Viacom. Upon the closing of the Merger, the net assets of Viacom were combined with those of CBS at their historical carrying amounts and the companies have been presented on a combined basis for all periods presented in the consolidated financial statements.

The principal considerations for our determination that the Merger is a critical audit matter are significant audit effort was necessary to perform procedures and evaluate the audit evidence obtained relating to management’s accounting for the Merger due to the pervasive nature of the Merger on the composition of the Company’s consolidated financial statements and disclosures to include the entirety of the legacy Viacom businesses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the accounting for the Merger, including the combination and presentation of the historical carrying amounts in the consolidated financial statements. The procedures also included evaluating management’s assessment of the accounting associated with the transaction between entities under common control and the completeness and accuracy of the consolidated financial statements, including the presentation of Viacom’s financial information given the change in Viacom’s fiscal year-end, and the retrospective combination of Viacom and CBS. Procedures were also performed to evaluate the sufficiency of the disclosures in the consolidated financial statements of the Company.

Amortization of Internally Produced Television Programming Inventory Based on Estimated Secondary Market Revenues

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s internally produced television programming inventory was $6.3 billion as of December 31, 2019, a portion of which relates to costs that will be amortized based on estimated secondary market revenues. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized, based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. Estimates for secondary market revenues such as domestic and foreign syndication are included in the estimated lifetime revenues once it can be demonstrated that a program can be successfully licensed in such secondary market. Management bases these estimates on the performance in the initial markets, the existence of future firm commitments to sell and the past performance of similar television programs.

The principal considerations for our determination that performing procedures relating to amortization of internally produced television programming inventory based on estimated secondary market revenues is a critical audit matter are there was significant judgment required by management when estimating secondary market revenues. This led to a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate management’s estimate of secondary market revenues and the significant assumptions, including consideration of the performance in the initial markets and past performance of similar television programs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to amortization of internally produced television programming inventory, including the control over the estimation of secondary market revenues. These procedures also included, among others, testing management’s process for estimating secondary market revenues, including evaluating whether the significant assumptions were reasonable considering information such as the historical performance in the initial markets and past performance of television programs. Procedures were also performed to test the reliability, completeness and relevance of management's data used in the estimate of ultimate revenues.

Amortization of Film Inventory

As described in Notes 1 and 3 to the consolidated financial statements, film inventory was approximately $1.6 billion as of December 31, 2019. Management uses an individual-film-forecast-computation method to amortize capitalized production costs based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. The estimate of Ultimate Revenues for feature films includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial theatrical release. Prior to the release of feature films, management estimates Ultimate Revenues based on the historical performance of similar content and pre-release market research (including test market screenings), as well as factors relating to the specific film, including the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. Upon a film’s initial release, management updates their estimate of Ultimate Revenues based on actual and expected future performance. As disclosed by management, management believes the most sensitive factor affecting the estimate of Ultimate Revenues for films intended for theatrical release is theatrical exhibition, as revenues from subsequent markets have historically exhibited a high correlation to theatrical performance.

The principal considerations for our determination that performing procedures relating to amortization of film inventory is a critical audit matter are there was significant judgment by management when estimating ultimate revenues. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate management’s estimate of ultimate revenues and the significant assumptions, including the historical performance of similar films and theatrical exhibition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s estimation of ultimate revenues and controls over the significant assumptions used in the ultimate revenues estimate. These procedures also included, among others, testing management’s process for estimating ultimate revenues, including evaluating whether the significant assumptions were reasonable considering information such as historical performance of similar content, market research performed, impact of competing products, marketing budget and strategy, economic conditions, and theatrical exhibition, including actual box office performance. Procedures were also performed to test the reliability, completeness and relevance of management's data used in the estimate of ultimate revenues.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2020

We have served as the Company’s or its predecessor’s auditor since 1970.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues	$27,812	$27,250	$26,535
Costs and expenses:
Operating	17,223	15,917	15,483
Selling, general and administrative	5,647	5,206	5,156
Depreciation and amortization	443	433	443
Restructuring and other corporate matters	775	490	258
Total costs and expenses	24,088	22,046	21,340
Gain on sale of assets	549	—	146
Operating income	4,273	5,204	5,341
Interest expense	(962)	(1,030)	(1,088)
Interest income	66	79	87
Gain (loss) on marketable securities	113	(23)	—
Gain (loss) on early extinguishment of debt	—	18	(38)
Gain on sale of EPIX	—	—	285
Pension settlement charge	—	—	(352)
Other items, net	(145)	(124)	(115)
Earnings from continuing operations before income taxes and equity in earnings (loss) of investee companies	3,345	4,124	4,120
Benefit (provision) for income taxes	9	(617)	(804)
Equity in earnings (loss) of investee companies, net of tax	(53)	(47)	4
Net earnings from continuing operations	3,301	3,460	3,320
Net earnings (loss) from discontinued operations, net of tax	38	32	(947)
Net earnings (ViacomCBS and noncontrolling interests)	3,339	3,492	2,373
Net earnings attributable to noncontrolling interests	(31)	(37)	(52)
Net earnings attributable to ViacomCBS	$3,308	$3,455	$2,321

Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$3,270	$3,423	$3,268
Net earnings (loss) from discontinued operations, net of tax	38	32	(947)
Net earnings attributable to ViacomCBS	$3,308	$3,455	$2,321

Basic net earnings (loss) per common share attributable to ViacomCBS:
Net earnings from continuing operations	$5.32	$5.55	$5.11
Net earnings (loss) from discontinued operations	$.06	$.05	$(1.48)
Net earnings	$5.38	$5.60	$3.63

Diluted net earnings (loss) per common share attributable to ViacomCBS:
Net earnings from continuing operations	$5.30	$5.51	$5.05
Net earnings (loss) from discontinued operations	$.06	$.05	$(1.46)
Net earnings	$5.36	$5.56	$3.59

Weighted average number of common shares outstanding:
Basic	615	617	640
Diluted	617	621	647
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net earnings (ViacomCBS and noncontrolling interests)	$3,339	$3,492	$2,373
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	15	(254)	192
Net actuarial gain (loss) and prior service costs	(145)	(61)	73
Available-for-sale securities	—	—	30
Other comprehensive income (loss), net of tax (ViacomCBS and noncontrolling interests)	(130)	(315)	295
Comprehensive income	3,209	3,177	2,668
Less: Comprehensive income attributable to noncontrolling interests	33	31	52
Comprehensive income attributable to ViacomCBS	$3,176	$3,146	$2,616
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$632	$856
Receivables, net	7,206	7,199
Programming and other inventory	2,876	2,785
Prepaid expenses	401	372
Other current assets	787	668
Total current assets	11,902	11,880
Property and equipment, net	2,085	2,079
Programming and other inventory	8,652	7,298
Goodwill	16,980	16,526
Intangible assets, net	2,993	2,943
Operating lease assets	1,939	—
Deferred income tax assets, net	939	266
Other assets	4,006	3,449
Assets held for sale	23	56
Total Assets	$49,519	$44,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$667	$502
Accrued expenses	1,760	1,633
Participants’ share and royalties payable	1,977	1,828
Accrued programming and production costs	1,500	1,453
Deferred revenues	739	643
Debt	717	1,013
Other current liabilities	1,688	1,249
Total current liabilities	9,048	8,321
Long-term debt	18,002	18,100
Participants’ share and royalties payable	1,546	1,587
Pension and postretirement benefit obligations	2,121	1,908
Deferred income tax liabilities, net	500	656
Operating lease liabilities	1,909	—
Program rights obligations	356	459
Other liabilities	2,494	2,724
Redeemable noncontrolling interest	254	239

Commitments and contingencies

ViacomCBS stockholders’ equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 52 (2019) and 64 (2018) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,064 (2019) and 1,283 (2018) shares issued	1	1
Additional paid-in capital	29,590	49,907
Treasury stock, at cost; 501 (2019) and 734 (2018) Class B Shares	(22,908)	(43,420)
Retained earnings	8,494	5,569
Accumulated other comprehensive loss	(1,970)	(1,608)
Total ViacomCBS stockholders’ equity	13,207	10,449
Noncontrolling interests	82	54
Total Equity	13,289	10,503
Total Liabilities and Equity	$49,519	$44,497
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net earnings (ViacomCBS and noncontrolling interests)	$3,339	$3,492	$2,373
Less: Net earnings (loss) from discontinued operations, net of tax	38	32	(947)
Net earnings from continuing operations	3,301	3,460	3,320
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	443	433	443
Television programming and feature film cost amortization	12,554	11,595	10,911
Deferred tax (benefit) provision	(769)	58	(367)
Stock-based compensation	291	191	232
Net (gain) loss on dispositions and impairment of assets	(498)	38	(377)
(Gain) loss on marketable securities	(113)	23	—
Equity in loss of investee companies, net of tax and distributions	58	54	15
Change in assets and liabilities
Increase in receivables	(256)	(368)	(147)
Increase in inventory and related program and participation liabilities, net	(14,215)	(12,185)	(11,544)
Increase (decrease) in accounts payable and other liabilities	297	(158)	(248)
Increase (decrease) in pension and postretirement benefit obligations	16	(65)	(239)
Increase in income taxes	160	398	345
Other, net	(39)	(11)	1
Net cash flow provided by operating activities from continuing operations	1,230	3,463	2,345
Net cash flow provided by operating activities from discontinued operations	—	1	94
Net cash flow provided by operating activities	1,230	3,464	2,439
Investing Activities:
Investments	(171)	(161)	(128)
Capital expenditures	(353)	(352)	(356)
Acquisitions, net of cash acquired	(399)	(118)	(289)
Proceeds from dispositions	756	39	892
Other investing activities	14	4	31
Net cash flow (used for) provided by investing activities from continuing operations	(153)	(588)	150
Net cash flow used for investing activities from discontinued operations	(2)	(23)	(24)
Net cash flow (used for) provided by investing activities	(155)	(611)	126
Financing Activities:
Proceeds from (repayments of) short-term debt borrowings, net	25	(5)	229
Proceeds from issuance of senior notes	492	—	3,157
Repayment of notes and debentures	(910)	(1,102)	(4,729)
Dividends	(595)	(599)	(616)
Purchase of Company common stock	(57)	(586)	(1,111)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(56)	(67)	(103)
Proceeds from exercise of stock options	15	29	263
Other financing activities	(130)	(201)	(99)
Net cash flow used for financing activities	(1,216)	(2,531)	(3,009)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(25)	58
Net (decrease) increase in cash, cash equivalents and restricted cash	(142)	297	(386)
Cash, cash equivalents and restricted cash at beginning of year (includes $120 (2019) of restricted cash and $24 (2017) of discontinued operations cash)	976	679	1,065
Cash, cash equivalents and restricted cash at end of year (includes $202 (2019) and $120 (2018) of restricted cash)	$834	$976	$679
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Class A and B Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)
December 31, 2016	648	$1	$(40,997)	$50,499	$296	$(1,564)	$8,235	$51	$8,286
Stock-based compensation activity	8	—	122	281	—	—	403	—	403
Retirement of treasury stock	—	—	89	(89)	—	—	—	—	—
Class B Common Stock purchased	(16)	—	(1,050)	—	—	—	(1,050)	—	(1,050)
CBS Radio Split-off	(18)	—	(1,007)	—	—	—	(1,007)	—	(1,007)
Dividends	—	—	—	(612)	—	—	(612)	—	(612)
Noncontrolling interests	—	—	—	(11)	(55)	—	(66)	(22)	(88)
Net earnings	—	—	—	—	2,321	—	2,321	52	2,373
Other comprehensive income	—	—	—	—	—	295	295	—	295
December 31, 2017	622	1	(42,843)	50,068	2,562	(1,269)	8,519	81	8,600
Stock-based compensation activity	3	—	(36)	198	—	—	162	—	162
Retirement of treasury stock	—	—	59	(59)	—	—	—	—	—
Class B Common Stock purchased	(12)	—	(600)	—	—	—	(600)	—	(600)
Dividends	—	—	—	(300)	(299)	—	(599)	—	(599)
Noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Net earnings	—	—	—	—	3,455	—	3,455	37	3,492
Adoption of accounting standards	—	—	—	—	(149)	(30)	(179)	—	(179)
Other comprehensive loss	—	—	—	—	—	(309)	(309)	(6)	(315)
December 31, 2018	613	1	(43,420)	49,907	5,569	(1,608)	10,449	54	10,503
Stock-based compensation activity and other	3	—	(15)	270	(4)	—	251	—	251
Retirement of treasury stock	—	—	20,577	(20,577)	—	—	—	—	—
Class B Common Stock purchased	(1)	—	(50)	—	—	—	(50)	—	(50)
Dividends	—	—	—	—	(600)	—	(600)	—	(600)
Noncontrolling interests	—	—	—	(10)	(9)	—	(19)	(5)	(24)
Net earnings	—	—	—	—	3,308	—	3,308	31	3,339
Reclassification of income tax effect of the Tax Reform Act	—	—	—	—	230	(230)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(132)	(132)	2	(130)
December 31, 2019	615	$1	$(22,908)	$29,590	$8,494	$(1,970)	$13,207	$82	$13,289
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—ViacomCBS Inc. is comprised of the following segments: TV Entertainment (CBS Television Network, CBS Television Studios, CBS Television Distribution, CBS Interactive, CBS Sports Network, CBS Television Stations and CBS-branded streaming services), Cable Networks (Showtime Networks, Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV, Smithsonian Networks, ViacomCBS Networks International, Network 10, Channel 5, Telefe and Pluto TV), Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television Studios); and Publishing (Simon & Schuster). References to “ViacomCBS”, the “Company”, “we”, “us” and “our” refer to ViacomCBS Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Merger with Viacom Inc.—On December 4, 2019, Viacom Inc. (“Viacom”) merged with and into CBS Corporation (“CBS”), with CBS continuing as the surviving company (the “Merger”). At the effective time of the Merger (the “Effective Time”), the combined company changed its name to ViacomCBS Inc. (“ViacomCBS”). At the Effective Time, (1) each share of Viacom Class A Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of ViacomCBS Class A Common Stock, and (2) each share of Viacom Class B Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of ViacomCBS Class B Common Stock (together with ViacomCBS Class A Common Stock, the “ViacomCBS Common Stock”). At the Effective Time, each share of CBS Class A Common Stock and each share of CBS Class B Common Stock (together with CBS Class A Common Stock, the “CBS Common Stock”) issued and outstanding immediately prior to the Effective Time, remained an issued and outstanding share of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock, respectively, and was not affected by the Merger.

Following the Merger, the CBS Common Stock was delisted from the New York Stock Exchange and the Viacom Common Stock ceased trading on the Nasdaq Stock Market LLC (“Nasdaq”). On December 5, 2019, ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock were listed on Nasdaq and began trading under the ticker symbols VIACA and VIAC, respectively.

Change in Reporting Entity— The Merger has been accounted for as a transaction between entities under common control as National Amusements, Inc. (“NAI”) was the controlling stockholder of each of CBS and Viacom (and remains the controlling stockholder of ViacomCBS). Upon the closing of the Merger, the net assets of Viacom were combined with those of CBS at their historical carrying amounts and the companies have been presented on a combined basis for all periods presented in the consolidated financial statements. This presentation constitutes a change in reporting entity. The following table provides the impact of the change in reporting entity on our results of operations for periods prior to the Merger.

	Period from January 1	Year Ended December 31,
	to December 4, 2019	2018	2017
Net earnings from continuing operations attributable to ViacomCBS	$1,353	$1,463	$1,959
Net earnings per common share from continuing operations attributable to ViacomCBS:
Basic	$.44	$.35	$1.85
Diluted	$.45	$.37	$1.83
Other comprehensive income (loss)	$(148)	$(202)	$190

Discontinued Operations—On November 16, 2017, we completed the disposition of CBS Radio Inc. (“CBS Radio”) through a split-off. CBS Radio has been presented as a discontinued operation in our consolidated financial

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

statements (see Note 18). Also included in discontinued operations are liabilities associated with indemnification obligations for leases primarily associated with the previously discontinued operations of Famous Players Inc.

Principles of Consolidation—The consolidated financial statements include the accounts of ViacomCBS, its subsidiaries in which a controlling interest is maintained and variable interest entities (“VIEs”) where we are considered the primary beneficiary, after the elimination of intercompany accounts and transactions. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights.  Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. Our proportionate share of net earnings or loss of the entity is recorded in “Equity in earnings (loss) of investee companies, net of tax” on the Consolidated Statements of Operations.

Use of Estimates—The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

Business Combinations—We generally account for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent liabilities acquired, as well as amounts attributed to noncontrolling interests, are recorded at fair value. Any transaction costs are expensed as incurred. The Merger was accounted for as a transaction between entities under common control as NAI was the controlling stockholder of each of CBS and Viacom.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase, including money market funds, commercial paper and bank time deposits. At December 31, 2019 and 2018, we had restricted cash of $202 million and $120 million, respectively, consisting of amounts held in grantor trusts related to agreements with former executives. Restricted cash is included within “Other current assets” and “Other assets” on the Consolidated Balance Sheets.

Programming Inventory—We acquire rights to programming and produce programming to exhibit on our broadcast and cable networks, on our broadcast television stations, direct to consumers through our digital streaming services, and in theaters. We also produce programming for third parties.

Internally-Produced Programming—Costs incurred to produce television programs and feature films (which include direct production costs, production overhead, acquisition costs and development costs) are capitalized when incurred. We use an individual-film-forecast-computation method to amortize capitalized production costs and to accrue estimated liabilities for residuals and participations over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. The estimate of Ultimate Revenues impacts the timing of amortization and accrual of residuals and participations. For television programming, Ultimate Revenue estimates are initially limited to the amount of revenue contracted for each episode in the initial market and estimates of revenue from a secondary market where we can demonstrate a history of earning such revenue in that market. Television programming costs and participation costs incurred in excess of such amounts are expensed as incurred on an episode by episode basis. Estimates for additional secondary market revenues such as domestic and foreign syndication and home entertainment are included in the estimated lifetime revenues once it can be demonstrated that a program can be successfully licensed in such secondary market. For each television program, management bases these estimates on the performance in the initial markets, the existence

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

of future firm commitments to sell and the past performance of similar television programs. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized, and estimated liabilities for participations are accrued, based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues.

For feature films, our estimate of Ultimate Revenues includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial theatrical release. Prior to the release of feature films, we estimate Ultimate Revenues based on the historical performance of similar content and pre-release market research (including test market screenings), as well as factors relating to the specific film, including the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. Upon a film’s initial release, we update our estimate of Ultimate Revenues based on actual and expected future performance. Our estimates of revenues from succeeding windows and markets are revised based on historical relationships to theatrical performance and an analysis of current market trends. For acquired film libraries, our estimate of Ultimate Revenues is for a period within 20 years from the date of acquisition.

Ultimate Revenue estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates and estimated accruals for residuals and participations. An impairment charge is recorded if the fair value of a television program or feature film falls below the unamortized production costs. Film development costs that have not been set for production are expensed within three years unless they are abandoned earlier, in which case these projects are written down to their estimated fair value in the period the decision to abandon the project is determined.

Acquired Programming Rights—Costs incurred in acquiring program rights, including advances, are capitalized when the license period has begun and the program is accepted and available for airing. These costs are amortized over the shorter of the license period or the period in which an economic benefit is expected to be derived based on the timing of our usage of and benefit from such programming. The net realizable value of acquired programming rights is regularly evaluated by us either by title or on a daypart basis, which is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type based on the specific demographic targeted by each respective program or program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming and allocating affiliate revenue to the programming, each as applicable. An impairment charge is recorded if our estimates of future cash flows are below the carrying amount of the programming or if programming is abandoned.

The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received. These costs are expensed over the period in which an economic benefit is expected to be derived based on the relative value of the events broadcast by us during a period. The relative value for an event is determined based on the revenues generated for that event in relation to the estimated total revenues over the remaining term of the sports programming agreement.

The estimated economic benefit for acquired programming, including revenue projections for multi-year sports programming, are periodically reviewed. Adjustments, if any, will result in changes to amortization rates and could result in future net realizable value adjustments.

Television and feature film programming and production costs, including inventory amortization, development costs, residuals and participations and impairment charges, if any, are included within “Operating expenses” in the Consolidated Statements of Operations.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Property and Equipment—Property and equipment is stated at cost.  Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Buildings and building improvements	10 to 40 years
Leasehold improvements	Shorter of lease term or useful life
Equipment and other (including finance leases)	3 to 20 years

Costs associated with repairs and maintenance of property and equipment are expensed as incurred.

Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangible assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows expected to be generated by these assets to their net carrying value. If the carrying value is not recoverable, the amount of impairment charge, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset.

Investments—Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. Investments for which we have no significant influence are measured at fair value where a readily determinable fair value exists. Investments that do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for observable price changes. Gains and losses resulting from changes in the fair value of equity investments are recorded in the Consolidated Statements of Operations. Prior to the adoption of new Financial Accounting Standards Board (“FASB”) guidance in 2018, we recorded unrealized gains and losses on publicly traded equity investments in other comprehensive income. We monitor our investments for impairment and reduce the carrying value of the investment if we determine that an impairment charge is required based on qualitative and quantitative information. Our investments are included in “Other assets” on the Consolidated Balance Sheets.

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are at or one level below our operating segments. Intangible assets with finite lives, which primarily consist of trade names, licenses, and customer agreements are generally amortized using the straight-line method over their estimated useful lives, which range from 4 to 40 years.  Goodwill and other intangible assets with indefinite lives, which consist primarily of FCC licenses in the U.S. and broadcast licenses in Australia, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  If the carrying value of goodwill or the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized (see Note 4).

Guarantees—At the inception of a guarantee, we recognize a liability for the fair value of an obligation assumed by issuing the guarantee. The related liability is subsequently reduced as utilized or extinguished and increased if there is a probable loss associated with the guarantee which exceeds the value of the recorded liability.

Treasury Stock—Treasury stock is accounted for using the cost method. Retirements of treasury stock are reflected as a reduction to additional paid-in capital.

Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

about the assumptions that market participants would use in pricing the asset or liability. Certain assets and liabilities, including foreign currency hedges and deferred compensation liabilities, are measured and recorded at fair value on a recurring basis. Film and television production costs, goodwill, intangible assets, and equity method investments are recorded at fair value only if an impairment charge is recognized. Impairment charges, if applicable, are determined using discounted cash flows, which is a Level 3 valuation technique.

Derivative Financial Instruments—Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and the hedged items are recorded in “Other items, net” in the Consolidated Statements of Operations. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and subsequently recognized in net earnings.

Pension and Postretirement Benefits—The service cost component of net benefit cost for our pension and postretirement benefits is recorded on the same line items in the Consolidated Statements of Operations as other compensation costs of the related employees. All of the other components of net benefit cost are presented separately from the service cost component and below the subtotal of operating income in “Other items, net” or “Pension settlement charge” in the Consolidated Statements of Operations.

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, long-term income tax liabilities, deferred compensation and other employee benefit accruals.

Revenues
Revenue is recognized when control of a good or service is transferred to a customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good or service.

Advertising Revenues—Advertising revenues are recognized when the advertising spots are aired on television or displayed on digital platforms. Advertising spots are typically sold as part of advertising campaigns consisting of multiple commercial units. If a contract includes a guarantee to deliver a targeted audience rating or number of impressions, the delivery of the advertising spots that achieve the guarantee represents the performance obligation to be satisfied over time and revenues are recognized based on the proportion of the audience rating or impressions delivered to the total guaranteed in the contract. Audience ratings and impressions are determined based on data provided by independent third-party companies. To the extent the amounts billed exceed the amount of revenue recognized, such excess is deferred until the guaranteed audience ratings or impressions are delivered. For contracts that do not include impressions guarantees, the individual advertising spots are the performance obligation and consideration is allocated among the individual advertising spots based on relative standalone selling price. Advertising contracts, which are generally short-term, are billed monthly, with payments due shortly after the invoice date.

Advertising revenues are generated by the TV Entertainment and Cable Networks segments.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Affiliate Revenues—Affiliate revenues primarily consist of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television digital streaming offerings (“virtual MVPDs”) for carriage of our cable networks (“cable affiliate fees”) and television stations (“retransmission fees”); fees from television stations affiliated with the CBS Television Network (“station affiliation fees”); and subscription fees for our digital streaming subscription offerings, including CBS All Access, the Showtime streaming subscription offering (“Showtime OTT”) and BET+. Costs incurred for advertising, marketing and other services provided to us by cable, satellite and other distributors that are in exchange for a distinct service are recorded as expenses. If a distinct service is not received, such costs are recorded as a reduction to revenues.

The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with MVPDs and subscribers to our digital streaming services, also includes a license to programming for video-on-demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming. For affiliate revenues, payments are generally due monthly.

Affiliate revenues are generated by the TV Entertainment and Cable Networks segments.

Content Licensing Revenues—Content licensing revenues are generated from the licensing of exhibition rights for our internally-produced television and film programming to television stations, cable networks and subscription streaming services; licensing of our content for distribution on transactional video-on-demand services; the distribution of our content through DVD and Blu-ray disc sales to wholesale and retail partners; the use of our trademarks and brands for consumer products, recreation and live events; and fees from the distribution of third-party programming.

For licenses of exhibition rights for internally-produced programming, each individual episode or film delivered represents a separate performance obligation and revenues are recognized when the episode or film is made available to the licensee for exhibition and the license period has begun. For license agreements that include delivery of content on one or more dates for a fixed fee, consideration is allocated based on the relative standalone selling price of each episode or film. Estimation of standalone selling prices requires judgment, which can impact the timing of recognizing revenues. Agreements to license programming are often long term, with collection terms ranging from one to five years.

When payment is due from a customer more than one year before or after revenue is recognized, we consider the contract to contain a significant financing component and the transaction price is adjusted for the effects of the time value of money. We do not adjust the transaction price for the time value of money if payment is expected within one year of recognizing revenues.

We also license our programming to distributors of transactional video-on-demand and similar services. Under these arrangements, our performance obligation is the delivery of our content to such distributors who then license our content to the end customer. Our revenues are determined each month based on a contractual rate applied to the number of licenses to the distributors’ end customers. Similarly, revenues earned from electronic sell-through services are recognized as each program is downloaded by the end customer.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Revenues associated with the licensing of our brands for consumer products, recreation and live events are generally determined based on contractual royalty rates applied to sales reported by the licensees. For consumer products and recreation arrangements that include minimum guaranteed consideration, revenue is recognized as sales occur by the licensee, if the sales-based consideration is expected to exceed the minimum guarantee, or ratably if it is not expected to exceed the minimum guarantee. For live events, we recognize revenue when the event is held.

Revenues from the sales of DVDs and Blu-ray discs to wholesalers and retailers are recognized upon the later of the physical delivery to the customer or the date that any sales restrictions on the retailers are lifted.

We earn revenues from the distribution of content on behalf of third parties. We also have arrangements for the distribution or sale of our content by third parties. Under such arrangements, we determine whether revenues should be recognized based on the gross amount of consideration received from the customer or the net amount of revenue we retain after payment to the third party producer or distributor, based on an assessment of which party controls the good or service being transferred.

Content licensing revenues are generated by the TV Entertainment, Cable Networks and Filmed Entertainment segments.

Theatrical Revenues—Theatrical revenue is earned from the theatrical distribution of our films during the exhibition period. Under these arrangements, revenues are recognized based on sales to the end customer. Theatrical revenues are generated by the Filmed Entertainment segment.

Publishing—Publishing revenues are recognized when merchandise is shipped or electronically delivered to the consumer. Payments for publishing revenues are due shortly after shipment or electronic delivery.

Revenue Allowances—Print books, DVDs and Blu-ray discs are generally sold with a right of return. We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives. In determining this provision, we consider sources of qualitative and quantitative evidence including forecast sales data, customers’ rights of return, sales levels for units already shipped, historical return rates for similar products, current economic trends, the competitive environment, promotions and our sales strategies. Reserves for sales returns and allowances of $153 million and $186 million at December 31, 2019 and 2018, respectively, are recorded in “Other current liabilities” on the Consolidated Balance Sheets.

Reserves for accounts receivable are estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, as well as recent payment history for specific customers. Our allowance for doubtful accounts was $86 million at both December 31, 2019 and 2018. The provision for doubtful accounts charged to expense was $26 million in each of the years 2019 and 2018, and $31 million in 2017.

Noncurrent Accounts Receivables—Included in “Other assets” on the Consolidated Balance Sheets are noncurrent accounts receivables of $2.11 billion and $1.84 billion at December 31, 2019 and 2018, respectively. Noncurrent accounts receivables primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Contract Liabilities—A contract liability is recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. Our contract liabilities primarily consist of cash received related to advertising arrangements for which the required audience rating or impressions have not been delivered; consumer products arrangements with minimum guarantees; and television licensing arrangements under which the content has not yet been made available to the customer. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer.

Contract liabilities are included in “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $910 million and $745 million at December 31, 2019 and December 31, 2018, respectively. The change in contract liabilities for the year ended December 31, 2019 primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $501 million of revenues recognized that were included in deferred revenues at December 31, 2018. For the year ended December 31, 2018, we recognized revenues of $560 million that were included in deferred revenues at December 31, 2017.

Unrecognized Revenues Under Contract—As of December 31, 2019, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts was $7.72 billion, of which $4.27 billion is expected to be recognized in 2020, $1.93 billion in 2021, $1.04 billion in 2022, and $478 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate arrangements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of our advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which our right to invoice corresponds with the value of the programs provided to the customer.

Performance Obligations Satisfied in Previous Periods—Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, which primarily include licensing of our content to distributors of transactional video-on-demand and electronic sell-through services, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. During the years ended December 31, 2019 and 2018, we recognized revenues of approximately $235 million and $172 million, respectively in our Filmed Entertainment segment for such performance obligations satisfied, or partially satisfied, in a prior period.

Collaborative Arrangements—Collaborative arrangements primarily consist of joint efforts with third parties to produce and distribute programming such as television series and live sporting events, including the agreement between us and Turner Broadcasting System, Inc. to telecast the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which runs through 2032. In connection with this agreement for the NCAA Tournament, advertisements aired on the CBS Television Network are recorded as revenues and our share of the program rights fees and other operating costs are recorded as operating expenses.

We also enter into collaborative arrangements with other studios to jointly finance and distribute film and television programming, under which each partner is responsible for distribution of the program in specific territories or distribution windows. Under these arrangements, co-production costs are initially capitalized as programming inventory and amortized over the estimated economic life of the program. In such arrangements where we have distribution rights, all proceeds generated from such distribution are recorded as revenues and any participation profits due to third party collaborators are recorded as participation expenses.  In co-production arrangements where third party collaborators have distribution rights, our net participating profits are recorded as revenues.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Amounts attributable to transactions arising from collaborative arrangements between participants were not material to the consolidated financial statements for any period presented.
Adoption of Revenue Recognition Standard— On January 1, 2018, we adopted FASB guidance on the recognition of revenues, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The primary impact to our revenue recognition policies resulting from this standard relates to the timing of revenue recognition for the renewal of an existing licensing agreement, which under the new standard is recognized as revenue when the renewal term begins. Under previous guidance, these revenues were recognized upon the execution of such renewal. In addition, under the new standard, revenues for certain distribution arrangements are recognized based on the gross amount of consideration received from the customer, with an offsetting increase to operating expenses. Under previous accounting guidance, such revenues were recognized at the net amount retained by us after the payment of fees to the third party. Results for reporting periods beginning after January 1, 2018 are presented under the new standard while prior periods have not been adjusted. We applied the modified retrospective method of adoption with the cumulative effect of the initial adoption of $350 million reflected as an adjustment to the opening balance of retained earnings as of January 1, 2018.
Leases— We have operating leases primarily for office space, equipment, satellite transponders and studio facilities and finance leases for satellite transponders and equipment. We determine that a contract contains a lease if we obtain substantially all of the economic benefits of, and the right to direct the use of, an asset identified in the contract. For leases with terms greater than 12 months, we record a right-of-use asset and a lease liability representing the present value of future lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or our collateralized incremental borrowing rate. For those contracts that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), we generally include both the lease costs and non-lease costs in the measurement of the lease asset and liability. We also own buildings and production facilities where we lease space to lessees.

Our leases have remaining terms ranging from one to 17 years and often contain renewal options to extend the lease for periods of generally up to ten years. For leases that contain renewal options, we include the renewal period in the lease term if it is reasonably certain that the option will be exercised. Lease expense and income for our operating leases are recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which are expensed as incurred, and leases of assets used in the production of programming, which are capitalized in programming assets and amortized over the projected useful life of the related programming. For finance leases, amortization of the right-of-use asset is recognized in amortization expense on a straight-line basis over the lease term and interest expense is accreted on the lease liability using the effective interest method. This results in an accelerated recognition of cost over the lease term.

Advertising—Advertising costs are expensed as incurred. We incurred total advertising expenses of $1.70 billion in 2019, $1.41 billion in 2018 and $1.58 billion in 2017.

Interest—Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of the related debt.  We may enter into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued and recognized over the life of the agreement as an adjustment to interest expense.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are classified as noncurrent on the Consolidated Balance Sheets.

For tax positions taken in a previously filed tax return or expected to be taken in a future tax return, we evaluate each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to be recognized in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, a tax reserve is established and no benefit is recognized.  A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. We recognize interest and penalty charges related to the reserve for uncertain tax positions as income tax expense.

Foreign Currency Translation and Transactions—Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars at foreign exchange rates in effect at the balance sheet date, while results of operations are translated at average foreign exchange rates for the respective periods.  The resulting translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. Effective July 1, 2018, Argentina has been designated as a highly inflationary economy. Transactions denominated in currencies other than the functional currency will result in remeasurement gains and losses, which are included in “Other items, net” in the Consolidated Statements of Operations.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 19 million stock options and RSUs for each of the years ended December 31, 2019 and 2018 and 14 million stock options and RSUs for the year ended December 31, 2017.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2019	2018	2017
(in millions)
Weighted average shares for basic EPS	615	617	640
Dilutive effect of shares issuable under stock-based compensation plans	2	4	7
Weighted average shares for diluted EPS	617	621	647

Stock-based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Recently Adopted Accounting Pronouncements
Leases
During the first quarter of 2019, we adopted FASB guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, we recognize on our

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

balance sheet a lease liability and a right-of-use asset representing our right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. We applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted. This guidance did not have an impact on the Consolidated Statement of Operations. See Note 9 for the impact of this guidance on the Consolidated Balance Sheet and additional information.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
During the first quarter of 2019, we adopted FASB guidance that permits an entity to reclassify certain income tax effects of federal tax legislation enacted in December 2017 (the “Tax Reform Act”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings. As a result of the Tax Reform Act, in 2017, we remeasured our deferred income tax assets and liabilities to reflect the reduction in the federal income tax rate from 35% to 21%. The remeasurement was recognized in net earnings and as a result, the income tax effects of the Tax Reform Act on items within AOCI remained at historical rates (“stranded tax effects”). During the first quarter of 2019, as a result of the adoption of this guidance, we elected to reclassify the stranded tax effects of $230 million relating to our pension and postretirement benefit obligations from AOCI to retained earnings. This guidance also requires entities to disclose their accounting policy for releasing stranded tax effects unrelated to the Tax Reform Act from AOCI. For pension and postretirement benefit plans, we release stranded tax effects from AOCI when the pension and postretirement plans are terminated.

Accounting Pronouncements Not Yet Adopted
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance on the accounting for income taxes that, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. We are currently evaluating the impact of this guidance, which is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted.

Improvements to Accounting for Costs of Films and License Agreements for Program Materials
In March 2019, the FASB issued guidance on the accounting for costs of films and episodic television series, which aligns the accounting for capitalizing production costs of episodic television series with the guidance for films. As a result, the capitalization of costs incurred to produce episodic television series will no longer be limited to the amount of revenue contracted in the initial market until persuasive evidence of a secondary market exists. In addition, this guidance requires an entity to test for impairment of films or television series on a title-by-title basis or together with other films and series as part of a group, based on the predominant monetization strategy of the film or series. Further, this guidance requires that an entity reassess estimates of the use of a film or series in a film group and account for changes, if any, prospectively. In addition, this guidance eliminates existing balance sheet classification guidance and adds new disclosure requirements relating to costs for acquired and produced television series. We are currently

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

evaluating the impact of this guidance, which is effective for interim and annual periods beginning after December 15, 2019.

Collaborative Arrangements: Clarifying the Interaction with the New Revenue Standard

In November 2018, the FASB issued guidance to clarify that certain transactions between parties to collaborative arrangements should be accounted for in accordance with FASB revenue guidance when the counterparty is a customer. This guidance also prohibits the presentation of collaborative arrangements as revenues from contracts with customers if the counterparty is not a customer. This guidance, which is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2019, is not expected to have a material impact on the consolidated financial statements.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued guidance on the accounting for implementation costs of a cloud computing arrangement that is considered to be a service contract. This guidance requires companies to follow the guidance for capitalizing costs associated with internal-use software to determine which costs to capitalize in a cloud computing arrangement that is a service contract. The guidance also specifies the financial statement presentation for capitalized implementation costs and the related amortization, as well as required financial statement disclosures. We are currently evaluating the impact of this guidance, which is effective for interim and annual periods beginning after December 15, 2019.

Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amended guidance that eliminates, adds and clarifies certain disclosure requirements for defined benefit pension or other postretirement plans. We are currently evaluating the impact of this guidance, which is required to be applied retrospectively and is effective for annual periods ending after December 15, 2020.

Financial Instruments
In June 2016, the FASB issued amended guidance on the accounting for credit losses on financial instruments. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model that will generally result in the earlier recognition of allowances for losses. This guidance is effective for interim and annual periods beginning after December 15, 2019. We are currently evaluating the impact of this guidance.
2) PROPERTY AND EQUIPMENT

At December 31,	2019	2018
Land	$439	$439
Buildings	1,263	1,242
Finance leases (a)	195	335
Equipment and other	4,096	3,899
	5,993	5,915
Less accumulated depreciation and amortization	3,908	3,836
Net property and equipment	$2,085	$2,079

(a) Accumulated amortization of finance leases was $160 million and $279 million at December 31, 2019 and 2018, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2019	2018	2017
Depreciation expense, including amortization of finance leases (a)	$366	$382	$395
(a) Amortization expense related to finance leases was $23 million, $28 million and $32 million in 2019, 2018 and 2017, respectively.
During 2019, we completed the sale of our CBS Television City property and sound stage operation (“CBS Television City”) for $750 million. We have guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included on the Consolidated Balance Sheet at December 31, 2019 is a liability of $124 million, reflecting the present value of the estimated amount payable under the guarantee obligation. This transaction resulted in a gain of $549 million ($386 million, net of tax), which included a reduction for the guarantee obligation. CBS Television City was classified as held for sale on the Consolidated Balance Sheet at December 31, 2018.

In 2017, we recorded a net gain of $19 million relating to the disposition of property and equipment, which is included within “Gain on sale of assets” on the Consolidated Statement of Operations.
3) PROGRAMMING AND OTHER INVENTORY

At December 31,	2019	2018
Acquired television program rights	$3,477	$3,655
Acquired television library	99	99
Internally produced television programming:
Released	3,627	2,986
In process and other	2,626	1,917
Film inventory:
Released	502	619
Completed, not yet released	55	31
In process and other	1,037	674
Home entertainment and Publishing (primarily finished goods)	105	102
Total programming and other inventory	11,528	10,083
Less current portion	2,876	2,785
Total noncurrent programming and other inventory	$8,652	$7,298

We expect to amortize approximately $2.95 billion of our internally produced television and film programming inventory, including released and completed, not yet released, during the year ended December 31, 2020. In addition, while it is difficult to determine the precise timing of the amortization of the remaining internally produced programming, we estimate that substantially all of the released internally produced television programming and 85% of the film inventory at December 31, 2019 will be amortized over the next three years.
During 2019, we recorded programming charges of $589 million. See Note 5 for additional information.
4) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Intangible Assets Impairment Test
We perform a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses in the U.S. and broadcast licenses in Australia, on an annual basis, and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2019, we had 14 television markets with FCC license book values. For broadcast licenses in Australia, we consider all of our licenses within the country to be a single unit of accounting because this represents their highest and best use.

Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At December 31, 2019, we had six reporting units with goodwill balances, which were determined based on the post-Merger reporting structure.

For our annual impairment test, we perform qualitative assessments for the reporting units, U.S. television markets with FCC licenses, and Australian broadcast licenses that management estimates have fair values that significantly exceed their respective carrying values. In making this determination, we also consider the duration of time since a quantitative test was performed. For the 2019 annual impairment test, we performed qualitative assessments for all of our U.S. television markets and all of our reporting units. As of the date of our annual impairment tests, which were performed prior to the Merger, we had ten reporting units. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each television market, we weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each market are less than their respective carrying values. Therefore, performing the quantitative impairment test was unnecessary.

As of the closing date of the Merger on December 4, 2019, we performed qualitative assessments on the pre-Merger reporting units that were to be combined as a result of the new reporting structure, as well as the post-Merger reporting units that resulted from this combination. Based on these assessments, we concluded that there were no changes to the conclusions reached in our annual impairment test.

A quantitative impairment test of broadcast licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a perpetual nominal growth rate, which is based on projected long-range inflation and industry projections.

For 2019, we performed a quantitative impairment test for our Australian broadcast licenses. The discount rate and perpetual nominal growth rate were 11% and 0.5%, respectively. The impairment test indicated that the estimated fair value of the broadcast licenses was lower than the carrying value, which was the result of a sustained decline in the advertising marketplace in Australia. Accordingly, we recorded an impairment charge during the fourth quarter of 2019 of $20 million, which is included within “Depreciation and amortization” on the Consolidated Statements of Operations, and recorded in our Cable Networks segment.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables present the changes in the book value of goodwill by segment for the years ended December 31, 2019 and 2018.

	Balance at	Acquisitions /		Foreign	Balance at
	December 31, 2018	(Dispositions)		Currency	December 31, 2019
TV Entertainment:
Goodwill	$17,618	$(3)		$—	$17,615
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	4,264	(3)		—	4,261
Cable Networks:
Goodwill	10,234	451	(a)	6	10,691
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	10,234	451		6	10,691
Filmed Entertainment:
Goodwill	1,593	—		—	1,593
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	1,593	—		—	1,593
Publishing:
Goodwill	435	—		—	435
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	435	—		—	435
Total:
Goodwill	29,880	448		6	30,334
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	$16,526	$448		$6	$16,980
(a) Primarily reflects the acquisitions of Pluto Inc. and Pop TV.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at		Foreign	Balance at
	December 31, 2017	Acquisitions	Currency	December 31, 2018
TV Entertainment:
Goodwill	$17,591	$27	$—	$17,618
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	4,237	27	—	4,264
Cable Networks:
Goodwill	10,286	64	(116)	10,234
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	10,286	64	(116)	10,234
Filmed Entertainment:
Goodwill	1,593	—	—	1,593
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	1,593	—	—	1,593
Publishing:
Goodwill	435		—	435
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	435	—	—	435
Total:
Goodwill	29,905	91	(116)	29,880
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	$16,551	$91	$(116)	$16,526

Our intangible assets were as follows:

		Accumulated
At December 31, 2019	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$404	$(171)	$233
Licenses	159	(38)	121
Customer agreements	119	(92)	27
Other intangible assets	263	(151)	112
Total intangible assets subject to amortization	945	(452)	493
FCC licenses	2,441	—	2,441
International broadcast licenses	25	—	25
Other intangible assets	34		34
Total intangible assets	$3,445	$(452)	$2,993

		Accumulated
At December 31, 2018	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$384	$(148)	$236
Licenses	145	(29)	116
Customer agreements	92	(88)	4
Other intangible assets	195	(128)	67
Total intangible assets subject to amortization	816	(393)	423
FCC licenses	2,441	—	2,441
International broadcast licenses	45	—	45
Other intangible assets	34	—	34
Total intangible assets	$3,336	$(393)	$2,943

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Amortization expense was as follows:

Year Ended December 31,	2019	2018	2017
Amortization expense (a)	$77	$51	$48
(a) For 2019, amortization expense includes an impairment charge of $20 million, which reduced the carrying value of broadcast licenses in Australia to their fair value.

We expect our aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2020 through 2024, to be as follows:

	2020	2021	2022	2023	2024
Future amortization expense	$64	$55	$52	$47	$39

5) RESTRUCTURING, PROGRAMMING CHARGES AND OTHER CORPORATE MATTERS
During the years ended December 31, 2019, 2018 and 2017, we recorded restructuring charges, merger-related costs, programming charges and costs for other corporate matters as follows:

Year Ended December 31,	2019	2018	2017
Severance	$401	$235	$224
Exit costs and other	23	75	12
Asset impairment	—	—	22
Restructuring charges	424	310	258
Restructuring-related costs	—	52	—
Merger-related costs	294	—	—
Other corporate matters	57	128	—
Restructuring and other corporate matters	$775	$490	$258

Programming charges	$589	$162	$144

Restructuring Charges and Related Costs

During the year ended December 31, 2019, we recorded restructuring charges of $424 million, primarily for severance and the acceleration of stock-based compensation in connection with the Merger; costs related to a restructuring plan initiated in the first quarter of 2019 under which severance payments are being provided to certain eligible employees who voluntarily elected to participate.

During the year ended December 31, 2018, we recorded restructuring charges of $310 million resulting from cost transformation initiatives to improve margins. In addition, in 2018 we recorded restructuring-related costs of $52 million, comprised of third-party professional services associated with such initiatives.

During the year ended December 31, 2017, we recorded restructuring charges of $258 million, resulting from the execution of a strategy for certain of our flagship brands and strategic initiatives at Paramount, as well as costs relating to other restructuring plans across several of our businesses in a continued effort to reduce our cost structure. The restructuring charges for 2017 included a non-cash impairment charge resulting from the decision to abandon an international trade name in connection with the strategic initiatives.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” in the Consolidated Balance Sheets. The remaining restructuring liability at December 31, 2019, which primarily relates to severance payments, is expected to be substantially paid by the end of 2021.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2019 Activity			Balance at
	December 31, 2018	Charges (a)	Payments	Other	December 31, 2019
TV Entertainment	$54	$93	$(82)	$(1)	$64
Cable Networks	151	93	(104)	(7)	133
Filmed Entertainment	22	8	(12)	(1)	17
Publishing	2	6	(4)	—	4
Corporate	57	157	(32)	—	182
Total	$286	$357	$(234)	$(9)	$400

	Balance at	2018 Activity			Balance at
	December 31, 2017	Charges (a)	Payments	Other	December 31, 2018
TV Entertainment	$50	$45	$(40)	$(1)	$54
Cable Networks	91	185	(117)	(8)	151
Filmed Entertainment	32	18	(28)	—	22
Publishing	3	1	(2)	—	2
Corporate	37	53	(32)	(1)	57
Total	$213	$302	$(219)	$(10)	$286

(a) Excludes stock-based compensation expense of $67 million and $8 million in 2019 and 2018, respectively.

Merger-related Costs and Other Corporate Matters
In 2019, in addition to the above-mentioned restructuring charges and related costs, we incurred costs of $294 million in connection with the Merger, consisting of financial advisory, legal and other professional fees, transaction-related bonuses, and contractual executive compensation, including the accelerated vesting of stock-based compensation, that was triggered by the Merger. We also incurred costs of $40 million in connection with the settlement of a commercial dispute and $17 million associated with legal proceedings involving the Company (see Note 19) and other corporate matters.

In 2018, we recorded expenses of $128 million primarily for professional fees related to legal proceedings, investigations at our Company and the evaluation of potential merger activity.

Programming Charges
During 2019, in connection with the Merger, we implemented management changes across the organization. In connection with these changes, we performed an evaluation of our programming portfolio across all of our businesses, including an assessment of the optimal use of our programming in the marketplace, which resulted in the identification of programs not aligned with management’s strategy. As a result, we recorded programming charges of $589 million principally reflecting accelerated amortization associated with changes in the expected monetization of certain programs, and decisions to cease airing, alter future airing patterns or not renew certain programs.
During 2018, in connection with management changes, we recorded programming charges of $162 million, relating to changes to our programming strategy, including at CBS Films, which shifted its focus from theatrical films to developing content for our digital streaming services, as well as at our Cable Networks segment where we ceased the use of certain programming.
During 2017, we recorded programming charges of $144 million associated with management’s decision to cease use of certain original and acquired programming, in connection with the execution of a strategy for certain of our flagship brands and strategic initiatives at Paramount.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The programming charges for 2019, 2018, and 2017 were included within “Operating expenses” in the Consolidated Statements of Operations.
6) RELATED PARTIES
National Amusements, Inc. NAI is the controlling stockholder of ViacomCBS and was the controlling stockholder of each of CBS and Viacom prior to the Merger. Sumner M. Redstone is the controlling stockholder, Chairman of the Board of Directors and Chief Executive Officer of NAI. Shari E. Redstone, Mr. Redstone’s daughter, is the President and a director of NAI. She is the non-executive Chair of our Board of Directors and was the non-executive Vice Chair of the Board of Directors of each of CBS and Viacom prior to the Merger. At December 31, 2019, NAI directly or indirectly owned approximately 79.4% of our voting Class A Common Stock and 10.2% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include Ms. Redstone. No member of our management is a trustee of the SMR Trust. Pursuant to a settlement and release agreement entered into by us, NAI and others, with respect to legal proceedings involving these parties, we paid $30 million for professional fees incurred by NAI during 2018 relating to these legal proceedings, which are included in “Restructuring and other corporate matters” on the Consolidated Statement of Operations for the year ended December 31, 2018.

Other Related Parties.  In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following table presents the amounts recorded in our consolidated financial statements related to these transactions.

Year Ended December 31,	2019	2018	2017
Revenues	$179	$170	$183
Operating expenses	$14	$22	$41

At December 31,	2019	2018
Amounts due to/from other related parties
Accounts receivable	$45	$83
Accounts payable	$3	$9

Through the normal course of business, we are involved in transactions with other related parties that have not been material in any of the periods presented.
7) ACQUISITIONS AND INVESTMENTS
Pluto TV Acquisition
On March 1, 2019, we acquired Pluto Inc., the provider of Pluto TV, a leading free streaming television service in the U.S., for $324 million, net of cash acquired. The purchase price excludes $18 million of post-combination expenses that are subject to continuous employment and will be recognized over the required service period in the Consolidated Statements of Operations within “Selling, general and administrative expenses”. Pluto TV expands our presence across next-generation distribution platforms and accelerates the growth of our advanced marketing solutions business. Pluto TV is available across mobile devices, desktops, streaming players and game consoles and is integrated across a growing number of Smart TVs and other video and broadband platforms.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes our allocation of the purchase price as of the acquisition date for Pluto TV.

Year Ended
December 31, 2019
Assets
Receivables	$31
Prepaid expenses and other current assets	3
Goodwill	277
Intangible assets	41
Other assets (noncurrent)	8
Assets acquired	$360

Liabilities
Accounts payable	$27
Accrued expenses	4
Other liabilities	5
Liabilities assumed	$36
Total purchase price	$324

The goodwill, which is not deductible for tax purposes, reflects the Company-specific synergies arising from the acquisition and is included in the Cable Networks segment. Intangible assets consist of distribution relationships, developed technology and trade names, all with useful lives of five years.

The operating results of Pluto TV from the date of acquisition through December 31, 2019 were not material to our consolidated financial statements.

Other Acquisitions
In 2019, we acquired the remaining 50% interest in Pop TV, a general entertainment cable network, for $39 million, net of cash acquired, bringing our ownership to 100%. The assets acquired primarily consist of goodwill and other identifiable intangible assets. The results of Pop TV are included in the Cable Networks segment from the date of acquisition.

In 2018, we made payments totaling $118 million, which were net of cash acquired, for acquisitions that included WhoSay Inc., a leading influence marketing firm; Pop Culture Media, a digital entertainment media company; VidCon LLC, a host of conferences dedicated to online video; and Awesomeness TV Holdings, LLC, a multi-platform media company serving global Gen-Z audiences as a digital-first destination for original programming.

In 2017, we acquired Ten Network Holdings Limited (“Network 10”) for approximately $124 million, net of cash acquired. Included in this acquisition was Network 10, one of three major commercial broadcast networks in Australia, as well as two multi-channel networks, channels One and Eleven. The assets acquired primarily consist of broadcast licenses, net operating loss carryforwards and working capital.

The operating results of these acquisitions were not material to our consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Miramax Acquisition
In December 2019, we entered into a definitive agreement with beIN Media Group to acquire a 49% stake in Miramax, a global film and television studio, for $375 million, which includes an upfront cash payment of approximately $150 million, along with a commitment to invest $45 million annually over the next five years, or $225 million, to be used for new film and television productions and working capital. In conjunction with this agreement, we entered into a series of commercial agreements with Miramax under which we will have exclusive, long-term distribution rights to Miramax’s catalog adding more than 700 titles to our existing library. In addition to maximizing library content, the agreement will enable us to co-produce, co-finance and distribute new film and television projects under the Miramax banner. The investment will be accounted for as a consolidated variable interest entity. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2020.
Investments
At December 31, 2019 and 2018, we had investments of $753 million and $719 million, respectively, consisting of marketable securities, non-marketable equity investments and equity-method investments. Our investments are included in “Other assets” on the Consolidated Balance Sheets.

Investments over which we have significant influence, without a controlling interest, are accounted for under the equity method. Such investments include our 50% interest in the broadcast network, The CW, as well as interests in several international television joint ventures including a 49% interest in a joint venture with a subsidiary of AMC Networks Inc., which owns and operates channels in the United Kingdom and Ireland, including CBS branded channels; a 30% interest in a joint venture with another subsidiary of AMC Networks Inc., which owns and operates cable and satellite channels in Europe, the Middle East and Africa; and a 49% interest in Viacom18, a joint venture in India which owns and operates COLORS pay television channel, a digital advertising platform and a filmed entertainment business. At December 31, 2019 and 2018, respectively, we had $494 million and $573 million of equity-method investments.

Investments without a readily determinable fair value for which we have no significant influence are measured at cost less impairment, if any, and adjusted for any observable price changes. At December 31, 2019 and 2018, respectively, we had $113 million and $112 million of such investments.
The fair value of our marketable securities was $146 million and $34 million as of December 31, 2019 and 2018, respectively, as determined based on quoted market prices in active markets (Level 1 in the fair value hierarchy). During the years ended December 31, 2019 and 2018, we recorded an unrealized gain of $113 million and an unrealized loss of $23 million, respectively, resulting from changes in the fair value of our marketable securities. Beginning in the first quarter of 2018, in connection with the adoption of FASB guidance on financial instruments, changes in the fair value of marketable securities are recognized in the Consolidated Statements of Operations. Prior to the adoption of this guidance, we recorded unrealized gains and losses on marketable securities in other comprehensive income.

We invested $171 million, $161 million and $128 million into our investments during the years ended December 31, 2019, 2018 and 2017, respectively.

In 2019, we completed the sale of an international joint venture resulting in a gain of $10 million. In 2018, we completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million. These gains have been included in “Other items, net” in the Consolidated Statements of Operations.

During 2017, we completed the sale of our 49.76% interest in EPIX, a premium entertainment network, for $593 million, net of transaction costs of $4 million, resulting in a gain of $285 million. In addition, prior to the closing of the sale, EPIX paid a dividend, of which our pro rata share was $37 million.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For 2019, 2018, and 2017, included in “Other items, net” on the Consolidated Statements of Operations was $50 million, $46 million and $18 million, respectively, for the impairment of investments without readily determinable fair values.

Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may qualify as a VIE. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Consolidated Balance Sheets include assets and liabilities related to consolidated VIEs totaling $141 million and $22 million, respectively, as of December 31, 2019, and $63 million and $4 million, respectively, as of December 31, 2018. In 2017, a consolidated VIE completed the sale of broadcast spectrum in connection with the FCC’s broadcast spectrum auction for $147 million, a portion of which was used to repay outstanding debt, resulting in a pre-tax gain of $127 million, with $11 million attributable to the noncontrolling interest. Other than this gain, the consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) DEBT
Our debt consists of the following:

At December 31,	2019	2018
Commercial paper	$699	$674
2.30% Senior Notes due 2019	—	601
5.625% Senior Notes due 2019	—	221
2.750% Senior Notes due 2019	—	90
4.30% Senior Notes due 2021	300	300
4.50% Senior Notes due 2021	499	498
3.875% Senior Notes due 2021	597	596
2.250% Senior Notes due 2022	49	49
3.375% Senior Notes due 2022	698	697
3.125% Senior Notes due 2022	194	194
2.50% Senior Notes due 2023	398	397
3.25% Senior Notes due 2023	181	181
2.90% Senior Notes due 2023	396	396
4.25% Senior Notes due 2023	1,242	1,240
7.875% Debentures due 2023	187	187
7.125% Senior Notes due 2023	46	46
3.875% Senior Notes due 2024	489	489
3.70% Senior Notes due 2024	598	597
3.50% Senior Notes due 2025	592	590
4.00% Senior Notes due 2026	789	787
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	688	686
3.375% Senior Notes due 2028	494	493
3.70% Senior Notes due 2028	491	490
4.20% Senior Notes due 2029	493	—
7.875% Senior Debentures due 2030	831	832
5.50% Senior Debentures due 2033	426	426
4.85% Senior Debentures due 2034	87	86
6.875% Senior Debentures due 2036	1,068	1,068
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	297	297
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	486	486
4.375% Senior Debentures due 2043	1,109	1,103
4.875% Senior Debentures due 2043	18	18
5.850% Senior Debentures due 2043	1,231	1,230
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	539	539
4.60% Senior Notes due 2045	589	588
5.875% Junior Subordinated Debentures due 2057	643	642
6.25% Junior Subordinated Debentures due 2057	643	642
Obligations under finance leases	44	69
Total debt (a)	18,719	19,113
Less commercial paper	699	674
Less current portion	18	339
Total long-term debt, net of current portion	$18,002	$18,100
(a) At December 31, 2019 and 2018, the senior and junior subordinated debt balances included (i) a net unamortized discount of $412 million and $422 million, respectively, (ii) unamortized deferred financing costs of $92 million and $98 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $6 million and $5 million, respectively. The face value of our total debt was $19.23 billion at December 31, 2019 and $19.64 billion at December 31, 2018.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the year ended December 31, 2019, we issued $500 million of 4.20% senior notes due 2029. We used the net proceeds from this issuance in the redemption of our $600 million outstanding 2.30% senior notes due August 2019. During 2019, we also repaid the $220 million aggregate principal amount of our 5.625% senior notes due September 2019 and the $90 million aggregate principal amount of our 2.75% senior notes due December 2019.

During the year ended December 31, 2018, we redeemed $1.13 billion of senior notes and debentures for a redemption price of $1.10 billion, resulting in a pre-tax gain on early extinguishment of debt of $18 million ($14 million, net of tax).

During the year ended December 31, 2017, we issued $3.10 billion of senior notes and junior subordinated debentures. Also during 2017, we redeemed and repaid $4.67 billion of senior notes, of which $4.27 billion was redeemed prior to maturity, resulting in a pre-tax loss on early extinguishment of debt of $38 million ($21 million, net of tax).

Our 5.875% junior subordinated debentures due February 2057 and 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2022 and February 28, 2027, respectively, on which dates the rates will switch to floating rates based on three-month LIBOR plus 3.895% and 3.899%, respectively, reset quarterly. These debentures can be called by us at any time after the expiration of the fixed-rate period.

The interest rate payable on our 2.25% senior notes due February 2022 and 3.45% senior notes due October 2026, collectively the “Senior Notes”, will be subject to adjustment from time to time if Moody’s Investor Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. The interest rate on these Senior Notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. At December 31, 2019, the outstanding principal amount of our 2.25% senior notes due February 2022 and 3.45% senior notes due October 2026 was $50 million and $124 million, respectively.

Some of our outstanding notes and debentures provide for certain covenant packages typical for an investment grade company. There is an acceleration trigger for the majority of the notes and debentures in the event of a change in control under specified circumstances coupled with ratings downgrades due to the change in control, as well as certain optional redemption provisions for our junior debentures.

At December 31, 2019, our scheduled maturities of long-term debt at face value, excluding finance leases, and the related interest payments were as follows:

						2025 and
	2020	2021	2022	2023	2024	Thereafter
Long-term debt	$—	$1,400	$945	$2,465	$1,092	$12,584

Commercial Paper
We had outstanding commercial paper borrowings under our $2.50 billion commercial paper program of $699 million and $674 million at December 31, 2019 and 2018, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.07% and 3.02% at December 31, 2019 and 2018, respectively.

In January 2020, our commercial paper program was increased to $3.50 billion in conjunction with the new $3.50 billion revolving credit facility described below.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Credit Facility
At December 31, 2019, we had a $2.50 billion revolving credit facility held by CBS prior to the Merger (the “CBS Credit Facility”) with a maturity in June 2021 and a $2.50 billion revolving credit facility held by Viacom prior to the Merger (the “Viacom Credit Facility”), with a maturity in February 2024. At December 31, 2019, we had no borrowings outstanding under the CBS Credit Facility or the Viacom Credit Facility and the remaining availability, net of outstanding letters of credit, was $2.50 billion for each facility.
In January 2020, the CBS Credit Facility was terminated and the Viacom Credit Facility was amended and restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at our option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating. The Credit Facility requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter, to be applied retrospectively from December 31, 2019. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of December 31, 2019.
9) LEASES
On January 1, 2019, we adopted FASB guidance on the accounting for leases. We applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted.

The adoption of this guidance resulted in the recognition on the Consolidated Balance Sheet of right-of-use assets and lease liabilities representing the present value of future lease payments of all leases with terms in excess of one year. At December 31, 2019, the following amounts were recorded on the Consolidated Balance Sheet relating to our leases.

	Leases
	Operating	Finance
Right-of-Use Assets
Operating lease assets	$1,939	$—
Property and equipment, net	$—	$35

Lease Liabilities
Other current liabilities	$292	$—
Debt	—	19
Operating lease liabilities	1,909	—
Long-term debt	—	25
Total lease liabilities	$2,201	$44

	Leases
	Operating	Finance
Weighted average remaining lease term	9 years	3 years

Weighted average discount rate	4.1%	4.5%

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For existing leases at the time of adoption, we elected to not reassess (i) whether each contract is or contains a lease, (ii) the classification of leases as operating or finance leases, and (iii) initial direct costs for existing leases.

Lessee Contracts
We have operating leases primarily for office space, equipment, satellite transponders and studio facilities. We also have finance leases for satellite transponders and equipment. Lease costs are generally fixed, with certain contracts containing variable payments for non-lease costs based on usage and escalations in the lessors’ annual costs.

The following table presents our lease cost.

Year Ended
December 31, 2019
Operating lease cost (a) (b)	$406
Finance lease cost:
Amortization of right-of-use assets	23
Interest expense on lease liabilities	3
Short-term lease cost (b) (c)	242
Variable lease cost (d)	80
Sublease income	(31)
Total lease cost	$723
(a) Includes fixed lease costs and non-lease costs (consisting of other occupancy and service costs relating to the use of an asset) associated with long-term operating leases.
(b) Includes costs capitalized in programming assets during the period for leased assets used in the production of programming.
(c) Short-term leases have a term of 12 months or less and exclude month-to-month leases. Short-term leases are not recorded on the Consolidated Balance Sheet.
(d) Primarily includes non-lease costs (consisting of other occupancy and service costs relating to the use of an asset) and costs for equipment leases that vary based on usage.

The following table presents supplemental cash flow information related to our leases.

Year Ended
December 31, 2019
Cash paid for amounts included in lease liabilities
Operating lease payments, included in operating cash flows	$341
Finance lease payments, included in financing cash flows	$27

Noncash additions to operating lease assets	$389

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The expected future payments relating to our operating and finance lease liabilities at December 31, 2019 are as follows:

	Leases
	Operating	Finance
2020	$371	$21
2021	352	16
2022	296	7
2023	251	1
2024	205	1
2025 and thereafter	1,234	1
Total minimum payments	2,709	47
Less amounts representing interest	508	3
Present value of minimum payments	$2,201	$44

The following table presents the future payments under our operating and finance leases as of December 31, 2018 based on lease guidance in effect prior to the adoption of new FASB lease guidance on January 1, 2019.

	Leases
	Operating (a)	Finance
2019	$305	$29
2020	309	20
2021	282	15
2022	247	7
2023	211	2
2024 and thereafter	1,228	2
Total minimum payments	$2,582	$75
Less amounts representing interest		6
Present value of minimum payments		$69
(a) Future minimum operating lease payments have been reduced by future minimum sublease income of $57 million. Rent expense based on lease guidance in effect prior to January 1, 2019 was $474 million in 2018 and $449 million in 2017. Included in net earnings (loss) from discontinued operations was rent expense of $32 million in 2017.
As of December 31, 2019, we had signed additional operating leases with lease terms ranging from two to 11 years that have not yet commenced. The total future undiscounted lease payments under these leases are
$98 million, which were not recorded on the Consolidated Balance Sheet at December 31, 2019.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Lessor Contracts
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income of $149 million, including both fixed and variable amounts, for the year ended December 31, 2019.
At December 31, 2019, future fixed lease income under noncancellable operating leases is as follows:

2020	$68
2021	52
2022	45
2023	44
2024	36
2025 and thereafter	57
Total	$302

10) FINANCIAL INSTRUMENTS
The carrying value of financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value.  At December 31, 2019 and 2018, the carrying value of our notes and debentures was $17.98 billion and $18.37 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $20.6 billion and $18.4 billion, respectively.

We use derivative financial instruments primarily to manage our exposure to market risks from fluctuations in foreign currency exchange rates.  We do not use derivative instruments unless there is an underlying exposure and, therefore, we do not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign Exchange Contracts
Foreign exchange forward contracts have principally been used to hedge projected cash flows, in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar, generally for periods up to 24 months. We designate foreign exchange forward contracts used to hedge committed and forecasted foreign currency transactions as cash flow hedges.  Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income (loss) and reclassified to the statement of operations when the hedged item is recognized. Additionally, we enter into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows.

At December 31, 2019 and 2018, the notional amount of all foreign currency contracts was $1.44 billion and $995 million, respectively. For 2019, $833 million related to future production costs and $606 million related to our foreign currency balances and other expected foreign currency cash flows. For 2018, $481 million related to future production costs and $514 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

Year Ended December 31,	2019	2018	Financial Statement Account
Non-designated foreign exchange contracts	$(4)	$25	Other items, net

The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We continually monitor our position with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

Our receivables do not represent significant concentrations of credit risk at December 31, 2019 and 2018, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
11) FAIR VALUE MEASUREMENTS
The following tables set forth our assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$146	$—	$—	$146
Foreign currency hedges	—	13	—	13
Total Assets	$146	$13	$—	$159
Liabilities:				$—
Deferred compensation	$—	$490	$—	$490
Foreign currency hedges	—	14	—	14
Total Liabilities	$—	$504	$—	$504

At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$34	$—	$—	$34
Foreign currency hedges	—	21	—	21
Total Assets	$34	$21	$—	$55
Liabilities:				$—
Deferred compensation	$—	$501	$—	$501
Foreign currency hedges	—	18	—	18
Total Liabilities	$—	$519	$—	$519

The fair value of marketable securities is determined based on quoted market prices in active markets. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.
12) STOCKHOLDERS’ EQUITY
In general, ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock have the same economic rights; however, holders of ViacomCBS Class B Common Stock do not have any voting rights, except as required by law. Holders of ViacomCBS Class A Common Stock are entitled to one vote per share with respect to all matters on which the holders of ViacomCBS Common Stock are entitled to vote.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Merger with Viacom—At the Effective Time, (1) each share of Viacom Class A Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of ViacomCBS Class A Common Stock, and (2) each share of Viacom Class B Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of ViacomCBS Class B Common Stock, resulting in the issuance of 29 million shares of ViacomCBS Class A Common Stock and 211 million shares of ViacomCBS Class B Common Stock. At the Effective Time, each share of CBS Class A Common Stock and each share of CBS Class B Common Stock issued and outstanding immediately prior to the Effective Time, remained an issued and outstanding share of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock, respectively, and was not affected by the Merger.

Dividends—On December 19, 2019, ViacomCBS declared a quarterly cash dividend of $.24 per share on its Class A and Class B Common Stock, resulting in total dividends of $150 million, which were paid on January 10, 2020. Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019 and during each of the four quarters of 2018 and 2017. During 2019, CBS declared total per share dividends of $.54, resulting in total dividends of $205 million. For each of the years ended December 31, 2018 and 2017, CBS declared total per share dividends of $.72, resulting in total annual dividends of $274 million and $289 million, respectively. During 2019, Viacom declared total per share dividends of $.60, resulting in total dividends of $245 million. For each of the years ended December 31, 2018 and 2017, Viacom declared total per share dividends of $.80, resulting in total annual dividends of $325 million and $323 million, respectively. For 2017, dividends were recorded as a reduction to additional paid-in capital as we had an accumulated deficit balance. During 2018, our retained earnings became positive and as a result, dividends for 2018 were recorded as a reduction to additional paid-in-capital until such time as retained earnings became positive. For the remainder of 2018 and for 2019, dividends have been recorded to retained earnings.

Treasury Stock—During December 2019, we repurchased 1.2 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $40.78 per share. At December 31, 2019, $2.41 billion of authorization remained under the share repurchase program.

In the Merger, all shares of Viacom Class B Common Stock held by Viacom as treasury stock were canceled and recorded to additional paid-in-capital.

Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of Class A Common Stock into Class B Common Stock were 12.2 million for 2019 and 2.5 million for 2018. Conversions of Class A Common Stock into Class B Common Stock for 2017 were minimal.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)—The following table presents the changes in the components of accumulated other comprehensive income (loss).

		Net Actuarial			Accumulated
	Cumulative	Loss and			Other
	Translation	Prior		Available-For-Sale	Comprehensive
	Adjustments	Service Cost		Securities	Loss
At December 31, 2016	$(420)	$(1,144)		$—	$(1,564)
Other comprehensive income (loss) before reclassifications	190	(201)		30	19
Reclassifications to net earnings	2	274	(a)	—	276
Other comprehensive income	192	73		30	295
At December 31, 2017	(228)	(1,071)		30	(1,269)
Other comprehensive loss before reclassifications	(248)	(123)		—	(371)
Reclassifications to net earnings	—	62	(a)	—	62
Other comprehensive loss	(248)	(61)		—	(309)
Adoption of accounting standard	—	—		(30)	(30)
At December 31, 2018	(476)	(1,132)		—	(1,608)
Other comprehensive income (loss) before reclassifications	13	(205)		—	(192)
Reclassifications to net earnings	—	60	(a)	—	60
Other comprehensive income (loss)	13	(145)		—	(132)
Tax effects reclassified to retained earnings	—	(230)	(b)	—	(230)
At December 31, 2019	$(463)	$(1,507)		$—	$(1,970)
(a) Reflects amortization of net actuarial losses, which, for the year ended December 31, 2017 includes the accelerated recognition of a portion of the unamortized actuarial losses as a result of pension settlements (see Note 15).
(b) Reflects the reclassification of certain income tax effects of the Tax Reform Act on items within accumulated other comprehensive loss to retained earnings upon the adoption of new FASB guidance (see Note 1).

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit (provision) for the years ended December 31, 2019, 2018 and 2017 of $44 million, $23 million and $(90) million, respectively. The unrealized gain on available-for-sale securities included in other comprehensive income for 2017 is net of a tax provision of $18 million.
13) STOCK-BASED COMPENSATION
We have equity incentive plans (the “Plans”) under which stock options and RSUs are issued. The purpose of the Plans is to benefit and advance the interests of our company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of our company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. Upon exercise of stock options or vesting of RSUs, we issue new shares from our existing authorization. At December 31, 2019, there were 48 million shares available for future grant under the Plans. Prior to the Merger, stock-based compensation awards were also granted under Viacom’s equity incentive plans. Upon exercise of stock options or vesting of RSUs under Viacom’s equity incentive plans, shares were either issued from Viacom’s existing authorization or from treasury stock.
At the Effective Time, each RSU for Viacom Class B common stock was converted into 0.59625 RSUs for ViacomCBS Class B Common Stock and each outstanding stock option for Viacom Class B common stock was converted into 0.59625 options for ViacomCBS Class B common stock. The exercise price of stock options was

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

adjusted by dividing the exercise price of the Viacom stock options by 0.59625. RSU and stock option information is presented herein as if Viacom and CBS had been combined for all periods presented, unless otherwise noted.
The following table summarizes stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017.

Year Ended December 31,	2019	2018	2017
RSUs and PSUs	$173	$170	$181
Stock options	28	35	39
Compensation cost included in operating and SG&A expense	201	205	220
Compensation cost included in restructuring and other corporate matters (a)	90	(14)	12
Stock-based compensation expense, before income taxes	291	191	232
Related tax benefit	(59)	(45)	(84)
Stock-based compensation expense, net of tax benefit	$232	$146	$148

(a) 2019 primarily reflects accelerations triggered by the Merger and other restructuring activities. 2018 includes forfeitures of $28 million and accelerations of $14 million related to changes in senior management and other restructuring activities. 2017 reflects accelerations related to restructuring activities.
RSUs and PSUs
Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a one- to four-year service period. Certain RSU awards are also subject to satisfying internal performance conditions. Compensation expense is recorded based on the probable outcome of the internal performance conditions. Forfeitures for RSUs are estimated on the date of grant based on historical forfeiture rates. We adjust the compensation expense based on actual forfeitures and on an annual basis we revise the forfeiture rate as necessary. RSUs accrue dividends each time we declare a quarterly cash dividend, which are paid upon vesting when the shares are delivered and are forfeited if the award does not vest.

The weighted average grant date fair value of RSUs granted was $41.71, $53.90 and $64.26 in 2019, 2018, and 2017, respectively. The total market value of RSUs that vested during 2019, 2018, and 2017 was $159 million, $158 million and $228 million, respectively. Total unrecognized compensation cost related to non-vested RSUs at December 31, 2019 was $445 million which is expected to be recognized over a weighted average period of 3.0 years.

During 2018 and 2017, we also granted PSU awards. The number of shares to be issued upon vesting of the PSUs was based on the stock price performance of CBS Class B Common Stock or the total shareholder return of Viacom Class B Common Stock measured against the companies comprising the S&P 500 Index, as applicable, over a designated measurement period, as well as the achievement of established operating goals. The fair value of PSU awards is determined using a Monte Carlo simulation model. Compensation expense for PSUs is expensed over the required employee service period. The fair value of the PSU awards granted during the years ended December 31, 2018 and 2017 was $35 million and $32 million, respectively. There were no PSU awards granted in 2019. As a result of the Merger, all outstanding PSU awards for which the performance period had not been completed were converted into time-based RSUs based on the target number of shares included in the terms of the original PSU award.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes our RSU and PSU share activity:

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2018	8,011,104	$55.96
Granted	10,620,187	$41.71
Vested	(3,374,331)	$55.90
Forfeited	(767,231)	$53.89
Non-vested at December 31, 2019	14,489,729	$45.64

Stock Options
Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three- to four-year service period and expire eight years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. We adjust the compensation expense based on actual forfeitures.
The weighted average fair value of stock options granted for CBS Class B Common Stock as of the grant date was $14.48 and $17.50 in 2018 and 2017, respectively. CBS did not have any stock option grants in 2019. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017
Expected dividend yield	1.33%	1.09%
Expected stock price volatility	29.52%	29.89%
Risk-free interest rate	2.73%	2.00%
Expected term of options (years)	5.00	5.00

The weighted average fair value of stock options granted for Viacom Class B Common Stock as of the grant date, adjusted by the conversion ratio of 0.59625, was $13.77 and $12.08 in 2018 and 2017, respectively. Viacom did not have any stock option grants in 2019. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in effect for Viacom at the time of grant:

	2018	2017
Expected dividend yield	2.52%	2.48%
Expected stock price volatility	32.60%	29.83%
Risk-free interest rate	2.81%	1.96%
Expected term of options (years)	5.12	4.94

The expected stock price volatility for stock options for CBS Class B Common Stock was determined using a weighted average of historical volatility for CBS Class B Common Stock and implied volatility of publicly traded options to purchase CBS Class B Common Stock. The expected stock price volatility for stock options for Viacom Class B Common Stock was principally determined based on the implied volatility of publicly traded options to purchase Viacom Class B Common Stock. Given the existence of an actively traded market for CBS and Viacom options prior to the closing of the Merger, we were able to derive implied volatility using publicly traded options that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year.
The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected term. The expected term is determined based on historical employee exercise and post-vesting termination

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

behavior. The expected dividend yield represents our future expectation of the annual dividend yield based on the dividend rate on the grant date and historical patterns of dividend changes.
Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2019 was $37 million, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes our stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2018	21,725,132	$65.52
Granted	—	$—
Exercised	(605,867)	$24.72
Forfeited or expired	(4,827,556)	$92.70
Outstanding at December 31, 2019	16,291,709	$58.98
Exercisable at December 31, 2019	11,458,112	$60.65

The following table summarizes other information relating to stock option exercises during the years ended December 31, 2019, 2018 and 2017.

Year Ended December 31,	2019	2018	2017
Cash received from stock option exercises	$15	$29	$263
Tax benefit of stock option exercises	$4	$4	$52
Intrinsic value of stock option exercises	$15	$16	$138

At December 31, 2019, stock options outstanding have a weighted average remaining contractual life of 3.78 years and the total intrinsic value for “in-the-money” options, based on our closing stock price of $41.97, was $11 million. At December 31, 2019 stock options exercisable have a weighted average remaining contractual life of 2.93 years and the total intrinsic value for “in-the-money” exercisable options was $11 million.

14) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in earnings (loss) of investee companies were as follows:

Year Ended December 31,	2019	2018	2017
United States	$2,337	$3,044	$3,006
Foreign	1,008	1,080	1,114
Total	$3,345	$4,124	$4,120

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The components of the (benefit) provision for income taxes were as follows:

Year Ended December 31,	2019	2018	2017
Current:
Federal	$389	$296	$883
State and local	167	97	93
Foreign	204	166	195
Total current	760	559	1,171
Deferred:
Federal	(66)	25	(388)
State and local	(48)	22	10
Foreign	(655)	11	11
Total deferred	(769)	58	(367)
(Benefit) provision for income taxes	$(9)	$617	$804

In addition, included in net loss from discontinued operations was an income tax provision of $12 million for 2019 and $10 million for each of 2018 and 2017.

The equity in earnings (loss) of investee companies is shown net of tax on the Consolidated Statements of Operations. The tax (provisions) benefits relating to earnings and losses from equity investments in 2019, 2018, and 2017 were $19 million, $15 million, and $(10) million, respectively, which represented an effective tax rate of 26.5%, 24.2% and 71.4% for 2019, 2018, and 2017, respectively.
The difference between income taxes expected at the U.S. federal statutory income tax rate (21% in 2019 and 2018 and 35% in 2017) and the (benefit) provision for income taxes is summarized as follows:

Year Ended December 31,	2019	2018	2017
Taxes on income at U.S. federal statutory rate	$702	$865	$1,451
State and local taxes, net of federal tax benefit	114	114	78
Effect of foreign operations	(50)	(105)	(294)
Reorganization of foreign operations (a)	(768)	—	—
Bankruptcy of an investee	(39)	—	—
Foreign tax credits on distribution of securities	—	—	(279)
Impact of tax law changes	—	(80)	8
Tax benefits from positions relating to the Tax Reform Act (b)	(44)	—	—
Merger related costs	41	—	—
Establishment (reversal) of valuation allowance (c)	1	(153)	(25)
Excess tax benefits from stock-based compensation	20	8	(26)
Domestic production deduction	(1)	24	(100)
Tax accounting method change	—	(78)	—
Other, net	15	22	(9)
(Benefit) provision for income taxes	$(9)	$617	$804
(a) Reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. The related deferred tax asset is primarily expected to be realized over the next 25 years.
(b) Reflects tax benefits realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the United States government on tax positions relating to the Tax Reform Act.
(c) 2018 includes the reversal of a valuation allowance of $140 million relating to capital loss carryforwards that were utilized in connection with the sale of CBS Television City in 2019.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2019	2018
Deferred income tax assets:
Reserves and other accrued liabilities	$540	$566
Pension, postretirement and other employee benefits	761	741
Lease liability	531	—
Tax credit and loss carryforwards	394	849
Other	85	41
Total deferred income tax assets	2,311	2,197
Valuation allowance	(550)	(841)
Deferred income tax assets, net	1,761	1,356
Deferred income tax liabilities:
Intangible assets	(241)	(1,090)
Unbilled licensing receivables	(390)	(420)
Lease asset	(467)	—
Property, equipment and other assets	(152)	(166)
Financing obligations	(72)	(70)
Total deferred income tax liabilities	(1,322)	(1,746)
Deferred income tax assets (liabilities), net	$439	$(390)

In addition to the deferred income taxes reflected in the table above, included in “Other liabilities” on the Consolidated Balance Sheets are net deferred income tax assets of $10 million and $12 million at December 31, 2019 and 2018, respectively, relating to discontinued operations.

At December 31, 2019, we had federal foreign tax credit carryforwards of $6 million and net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $1.73 billion, the majority of which expire in various years from 2020 through 2039.

The 2019 and 2018 deferred income tax assets were reduced by a valuation allowance of $550 million and $841 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

In December 2017, the U.S. government enacted the Tax Reform Act which contained significant changes to U.S. federal tax law, including a reduction in the federal corporate tax rate from 35% to 21% and a one-time transition tax on cumulative foreign earnings and profits. For the year ended December 31, 2017, we recorded a net provisional charge of $28 million, reflecting the estimated transition tax of $455 million on cumulative foreign earnings and profits, offset by an estimated benefit of $427 million to adjust our deferred income tax balances as a result of the reduced corporate income tax rate. During 2018, we completed our analysis of these provisional amounts and recorded a charge of $48 million to adjust the provisional amount of transition tax on cumulative foreign earnings and profits. In January 2019, the U.S. government issued guidance relating to the transition tax, which resulted in a decrease of $146 million to our reserve for uncertain tax positions during 2019 for amounts paid as a result of this guidance; however, it did not have a material impact on the Consolidated Statements of Operations.

The Tax Reform Act includes a deduction for foreign derived intangible income and a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by our foreign subsidiaries. We elected to treat the tax on GILTI as a period cost when incurred and therefore, the tax on GILTI is included in our tax provision for the years ended December 31, 2019 and 2018.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Generally, the future remittance of foreign undistributed earnings will not be subject to U.S. federal income taxes under the provisions of the Tax Reform Act and as a result, for substantially all of our foreign subsidiaries, we do not intend to assert indefinite reinvestment of both cash held outside of the U.S. and future cash earnings. However, a future repatriation of cash could be subject to state and local income taxes, foreign income taxes, and withholding taxes. Accordingly, we recorded deferred income tax liabilities associated with future repatriations, which were not material to the consolidated financial statements. Additional income taxes have not been provided for outside basis differences inherent in these entities, which could be recognized upon sale or other transaction, as these amounts continue to be indefinitely invested in foreign operations. The determination of the U.S. federal deferred income tax liability for such outside basis difference is not practicable.

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2017	$268
Additions for current year tax positions	86
Additions for prior year tax positions	45
Reductions for prior year tax positions	(56)
Cash settlements	(13)
Statute of limitations lapses	(30)
At December 31, 2017	300
Additions for current year tax positions	27
Additions for prior year tax positions	204
Reductions for prior year tax positions	(60)
Cash settlements	(19)
Statute of limitations lapses	(6)
At December 31, 2018	446
Additions for current year tax positions	49
Additions for prior year tax positions	67
Reductions for prior year tax positions	(26)
Cash settlements	(149)
Statute of limitations lapses	(3)
At December 31, 2019	$384

The reserve for uncertain tax positions of $384 million at December 31, 2019 includes $295 million which would affect our effective income tax rate, including discontinued operations, if and when recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. We recognized interest and penalties of $24 million for each of the years ended December 31, 2019 and 2018 and $16 million for the year ended December 31, 2017, in the Consolidated Statements of Operations. As of December 31, 2019 and 2018, we have recorded liabilities for accrued interest and penalties of $51 million and $47 million, respectively, on the Consolidated Balance Sheets.

ViacomCBS and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For periods prior to the Merger, Viacom and CBS filed separate tax returns. For CBS, the U.S. federal statute of limitations for the 2015 tax year expired in September 2019. During the third quarter of 2019, CBS and the IRS settled the income tax audit for the year 2016, which did not have a material effect on the consolidated financial statements. The IRS commenced its examination of the 2017 tax year during the fourth quarter of 2019 and commenced its examination of the 2018 tax year in February 2020. For Viacom, the IRS began its examination of the 2014 and 2015 tax years in April 2017. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently believe that it is reasonably possible that the reserve for uncertain tax positions may decrease by $125 million within the next 12

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

months primarily related to potential resolutions of matters involving multiple tax periods and jurisdictions; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.
15) PENSION AND OTHER POSTRETIREMENT BENEFITS
ViacomCBS and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. Our pension plans consist of both funded and unfunded plans. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Most of our pension plans are closed to new entrants and pension plans sponsored by Viacom prior to the Merger are frozen to future benefit accruals. The benefits for some plans are based primarily on an employee’s years of service and average pay near retirement. Benefits under other plans are based primarily on an employee’s pay for each year that the employee participated in the plan. Participating employees are vested in the plans after five years of service. We fund our pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and other applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities, common collective trust funds and U.S. government securities. At December 31, 2019, ViacomCBS Common Stock represented approximately 2.1% of the fair value of plan assets. At December 31, 2018, 2.4% of the fair value of plan assets was invested in CBS Common Stock or Viacom Common Stock.

During 2017, we purchased a group annuity contract under which an insurance company permanently assumed our obligation to pay and administer pension benefits to certain pension plan participants, or their designated beneficiaries, who had been receiving pension benefits. The purchase of this group annuity contract was funded with pension plan assets. As a result, our outstanding pension benefit obligation was reduced by approximately $800 million. In connection with this transaction, we recorded a settlement charge of $352 million in 2017, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Additionally, during 2017, we made discretionary contributions totaling $600 million to prefund our qualified pension plans.

In addition, ViacomCBS sponsors health and welfare plans that provide postretirement health care and life insurance benefits to eligible retired employees and their covered dependents. Eligibility is based in part on certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually, as well as caps on the annual dollar amount we will contribute toward the cost of coverage. Claims and premiums for which we are responsible are paid with our own funds.

The pension plan disclosures herein include information related to our domestic plans only, unless otherwise noted. At December 31, 2019 and 2018, the Consolidated Balance Sheets include a liability of $80 million and $67 million, respectively, in “Pension and postretirement benefit obligations” relating to our non-U.S. pension plans.

We use a December 31 measurement date for all pension and other postretirement benefit plans.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in benefit obligation for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of year	$4,511	$4,877	$376	$456
Service cost	28	30	1	1
Interest cost	191	180	16	17
Actuarial loss (gain)	593	(240)	8	(8)
Benefits paid	(360)	(336)	(59)	(106)
Participants’ contributions	—	—	13	12
Retiree Medicare drug subsidy	—	—	5	4
Benefit obligation, end of year	$4,963	$4,511	$360	$376

The following table sets forth the change in plan assets for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Change in plan assets:
Fair value of plan assets, beginning of year	$2,932	$3,412	$1	$—
Actual return on plan assets	530	(205)	(1)	—
Employer contributions	74	61	41	91
Benefits paid	(360)	(336)	(59)	(106)
Participants’ contributions	—	—	13	12
Retiree Medicare drug subsidy	—	—	5	4
Fair value of plan assets, end of year	$3,176	$2,932	$—	$1

The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2019	2018	2019	2018
Funded status at end of year	$(1,787)	$(1,579)	$(360)	$(375)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$5	$5	$—	$—
Current liabilities	(69)	(70)	(42)	(48)
Noncurrent liabilities	(1,723)	(1,514)	(318)	(327)
Net amounts recognized	$(1,787)	$(1,579)	$(360)	$(375)

Our qualified pension plans were underfunded by $734 million and $623 million at December 31, 2019 and 2018, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2019	2018	2019	2018
Net actuarial (loss) gain	$(2,153)	$(2,001)	$147	$174
Net prior service cost	(3)	(5)	(1)	(2)
Share of equity investee	(2)	(1)	—	—
	(2,158)	(2,007)	146	172
Deferred income taxes (a)	563	756	(14)	(19)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,595)	$(1,251)	$132	$153

(a) The decrease in 2019 primarily reflects the reclassification of certain income tax effects of the Tax Reform Act on items within accumulated other comprehensive loss to retained earnings upon the adoption of new FASB guidance (see Note 1).
The accumulated benefit obligation for all defined benefit pension plans was $4.87 billion and $4.43 billion at December 31, 2019 and 2018, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2019	2018
Projected benefit obligation	$4,962	$4,511
Accumulated benefit obligation	$4,873	$4,427
Fair value of plan assets	$3,170	$2,926

The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2019	2018	2017	2019	2018	2017
Components of net periodic cost:
Service cost	$28	$30	$28	$1	$1	$1
Interest cost	191	180	219	16	17	19
Expected return on plan assets	(183)	(214)	(230)	—	—	—
Amortization of actuarial losses (gains)	94	87	105	(18)	(18)	(22)
Amortization of prior service cost	1	1	1	1	1	1
Settlements	—	—	352	—	—	—
Net periodic cost	$131	$84	$475	$—	$1	$(1)

The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income. All other components of net periodic cost are presented below operating income, in “Other items, net” and “Pension settlement charge.” Included in net loss from discontinued operations was net periodic cost of $3 million in 2017.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits					Postretirement Benefits
Year Ended December 31,	2019		2018	2017		2019	2018	2017
Other comprehensive income (loss):		-200			45
Actuarial (loss) gain	$(246)		$(179)	$(269)		$(9)	$8	$(20)
Amortization of actuarial losses (gains) (a)	94		87	105		(18)	(18)	(22)
Amortization of prior service cost (a)	1		1	1		1	1	1
Settlements (a)	—		—	352		—	—	—
	(151)		(91)	189		(26)	(9)	(41)
Deferred income taxes	37		25	(94)		5	2	13
Recognized in other comprehensive income (loss), net of tax	$(114)		$(66)	$95		$(21)	$(7)	$(28)
(a)  Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings.

Estimated net actuarial losses and prior service costs related to the defined benefit pension plans of approximately $103 million and $1 million, respectively, will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2020.

Estimated net actuarial gains related to the other postretirement benefit plans of approximately $15 million will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2020.

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.5%	4.5%	3.9%	3.3%	4.4%	3.9%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	4.5%	3.8%	4.2%	4.4%	3.9%	4.1%
Expected long-term return on plan assets	6.6%	6.6%	6.6%	N/A	N/A	2.0%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
N/A - not applicable

The discount rates are determined primarily based on the yield of a portfolio of high quality bonds, providing cash flows necessary to meet the pension plans’ expected future benefit payments, as determined for the projected benefit obligations. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.

The following additional assumptions were used in accounting for postretirement benefits.

	CBS		Viacom
	2019	2018	2019	2018
Projected health care cost trend rate (pre-65)	7.0%	6.6%	6.3%	6.7%
Projected health care cost trend rate (post-65)	7.0%	6.6%	5.7%	5.9%
Ultimate trend rate	5.0%	5.0%	4.5%	4.5%
Year ultimate trend rate is achieved	2025	2023	2026	2026

VIACOMCBS INC. AND SUBSIDIARIES
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

Plan Assets
Prior to the Merger, the investments committees of Viacom and CBS determined the strategies for the investment of pension plan assets. These committees established target asset allocations for our pension plan trusts based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for CBS’s domestic pension plans is to invest between 70% - 80% in long duration fixed income investments, 16% - 28% in equity securities and the remainder in cash and other investments. At December 31, 2019, this trust was invested approximately 73% in long duration fixed income securities, 24% in equity investments, and the remainder in cash, cash equivalents and other investments. Long duration fixed income investments consist of a diversified portfolio of fixed income instruments that are substantially investment grade, with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

The target asset allocation for Viacom’s domestic pension plans is to invest 70% - 90% in return-seeking investments, 10% - 30% in liability hedging and 0% - 10% in cash and cash equivalents. Return-seeking investments consist of diversified equity and credit funds and liability hedging investments consist of U.S. treasury rate funds. At December 31, 2019, the Viacom Pension Plan was invested 76% in return seeking, 18% in liability hedging and 6% in cash and cash equivalents.

The following tables set forth our pension plan assets measured at fair value on a recurring basis at December 31, 2019 and 2018. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

At December 31, 2019	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$1	$34	$—	$35
Fixed income securities:
U.S. treasury securities	83	—	—	83
Government-related securities	—	171	—	171
Corporate bonds (b)	—	1,562	—	1,562
Mortgage-backed and asset-backed securities	—	98	—	98
Equity securities:
U.S. large capitalization	113	—	—	113
U.S. small capitalization	40	—	—	40
Other	—	25	—	25
Total assets in fair value hierarchy	$237	$1,890	$—	$2,127
Common collective funds measured at net asset value (c) (d)				978
Limited partnerships measured at net asset value (c)				23
Mutual funds measured at net asset value (c)				48
Investments, at fair value				$3,176

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2018	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$4	$7	$—	$11
Fixed income securities:
U.S. treasury securities	85	31	—	116
Government-related securities	—	169	—	169
Corporate bonds (b)	—	1,529	—	1,529
Mortgage-backed and asset-backed securities	—	120	—	120
Equity securities:
U.S. large capitalization	150	—	—	150
U.S. small capitalization	35	—	—	35
Other	1	18	—	19
Total assets in fair value hierarchy	$275	$1,874	$—	$2,149
Common collective funds measured at net asset value (c) (d)				688
Limited partnerships measured at net asset value (c)				63
Mutual funds measured at net asset value (c)				32
Investments, at fair value				$2,932
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

Future Benefit Payments
Estimated future benefit payments are as follows:

	2020	2021	2022	2023	2024	2025-2029
Pension	$357	$304	$305	$307	$304	$1,487
Postretirement	$48	$45	$42	$40	$37	$144
Retiree Medicare drug subsidy	$5	$5	$5	$5	$4	$20

In 2020, we expect to make contributions of approximately $70 million to our non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2020, we expect to contribute approximately $43 million to our other postretirement benefit plans to satisfy our portion of benefit payments due under these plans.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Multiemployer Pension and Postretirement Benefit Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees including talent, writers, directors, producers and other employees, primarily in the entertainment industry. The other employers participating in these multiemployer plans are primarily in the entertainment and other related industries. The risks of participating in multiemployer plans are different from single-employer plans as assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers and if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if we choose to stop participating in some of its multiemployer plans we may be required to pay those plans a withdrawal liability based on the underfunded status of the plan.
The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006. Plans in the red zone are in critical status; those in the yellow zone are in endangered status; and those in the green zone are neither critical nor endangered.

The table below presents information concerning our participation in multiemployer defined benefit pension plans.

	Employer Identification Number/Pension Plan Number	Pension Protection Act		Company Contributions			Expiration Date of Collective Bargaining Agreement
		Zone Status (a)
Pension Plan		2019	2018	2019	2018	2017
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$12	$11	$12	(c)
Directors Guild of America - Producer (d)	95-2892780-001	Green	Green	19	15	15	6/30/2020
Producer-Writers Guild of America	95-2216351-001	Green	Green	26	25	22	5/1/2020
Screen Actors Guild - Producers	95-2110997-001	Green	Green	43	36	29	6/30/2020
Motion Picture Industry	95-1810805-001	Green	Green	43	42	40	(e)
I.A.T.S.E. Local No. 33 Pension Trust Fund (f)	95-6377503-001	Green	Green	5	10	9	12/31/2019
Other Plans				16	12	10
	Total contributions			$164	$151	$137
(a) The Zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2019 and 2018. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in AFTRA Retirement Plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2018.
(c) The expiration dates range from June 30, 2020 through June 30, 2021.
(d) The Company was listed in Directors Guild of America - Producer Pension Plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended December 2018.
(e) The expiration dates range from May 15, 2021 through March 2, 2022.
(f) The Company was listed in I.A.T.S.E. Local No. 33 Pension Trust Fund’s Form 5500 as providing more than 5% of total contributions for the plan year ended December 31, 2018.

As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

We also contribute to multiemployer plans that provide postretirement healthcare and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $89 million, $74 million and $74 million for the years ended December 31, 2019, 2018 and 2017, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We recognize the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans
We sponsor defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $95 million, $87 million and $94 million for the years ended December 31, 2019, 2018 and 2017, respectively.
16) REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the years ended December 31, 2019, 2018 and 2017 is presented below.

Year Ended December 31,	2019	2018	2017
Beginning balance	$239	$249	$200
Net earnings	14	18	17
Distributions	(16)	(15)	(16)
Translation adjustment	8	(14)	21
Redemption value adjustment	9	1	27
Ending balance	$254	$239	$249

17) SEGMENT AND REVENUE INFORMATION
The following tables set forth our financial performance by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services.

Year Ended December 31,	2019	2018	2017
Revenues:
Advertising	$6,008	$5,751	$5,696
Affiliate	2,550	2,082	1,674
Content licensing	3,157	3,006	2,880
Other	209	222	226
TV Entertainment	11,924	11,061	10,476
Advertising	5,129	5,130	4,947
Affiliate	6,052	6,294	6,479
Content licensing	1,268	1,259	1,053
Cable Networks	12,449	12,683	12,479
Theatrical	547	744	716
Home Entertainment	623	617	789
Licensing	1,709	1,493	1,468
Other	111	102	102
Filmed Entertainment	2,990	2,956	3,075
Publishing	814	825	830
Corporate/Eliminations	(365)	(275)	(325)
Total Revenues	$27,812	$27,250	$26,535

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Revenues generated between segments primarily reflect advertising and content licensing sales. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2019	2018	2017
Intercompany Revenues:
TV Entertainment	$226	$164	$189
Cable Networks	53	47	70
Filmed Entertainment	117	95	89
Total Intercompany Revenues	$396	$306	$348

We present operating income (loss) excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and gain on sale of assets, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We began presenting Adjusted OIBDA as our segment profit measure in the fourth quarter of 2019 in order to align with the primary method used by our management beginning after the Merger to evaluate segment performance and to make decisions regarding the allocation of resources to our segments. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

Year Ended December 31,	2019	2018	2017
Adjusted OIBDA:
TV Entertainment	$2,443	$2,466	$2,301
Cable Networks	3,515	4,341	4,442
Filmed Entertainment	80	(33)	(187)
Publishing	143	153	146
Corporate/Eliminations	(449)	(433)	(442)
Stock-based compensation	(201)	(205)	(220)
Depreciation and amortization	(443)	(433)	(443)
Restructuring and other corporate matters	(775)	(490)	(258)
Programming charges	(589)	(162)	(144)
Gain on sale of assets	549	—	146
Operating income	4,273	5,204	5,341
Interest expense	(962)	(1,030)	(1,088)
Interest income	66	79	87
Gain (loss) on marketable securities	113	(23)	—
Gain (loss) on early extinguishment of debt	—	18	(38)
Gain on sale of EPIX	—	—	285
Pension settlement charge	—	—	(352)
Other items, net	(145)	(124)	(115)
Earnings from continuing operations before income taxes and equity in earnings (loss) of investee companies	3,345	4,124	4,120
Benefit (provision) for income taxes	9	(617)	(804)
Equity in earnings (loss) of investee companies, net of tax	(53)	(47)	4
Net earnings from continuing operations	3,301	3,460	3,320
Net earnings (loss) from discontinued operations, net of tax	38	32	(947)
Net earnings (ViacomCBS and noncontrolling interests)	3,339	3,492	2,373
Net earnings attributable to noncontrolling interests	(31)	(37)	(52)
Net earnings attributable to ViacomCBS	$3,308	$3,455	$2,321

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2019	2018	2017
Depreciation and Amortization:
TV Entertainment	$150	$160	$163
Cable Networks	219	194	193
Filmed Entertainment	37	38	42
Publishing	5	6	6
Corporate	32	35	39
Total Depreciation and Amortization	$443	$433	$443

Year Ended December 31,	2019	2018	2017
Capital Expenditures:
TV Entertainment	$113	$112	$134
Cable Networks	166	156	156
Filmed Entertainment	43	52	27
Publishing	8	7	5
Corporate	23	25	34
Total Capital Expenditures	$353	$352	$356

At December 31,	2019	2018
Assets:
TV Entertainment (a)	$19,689	$17,378
Cable Networks (b)	22,109	20,334
Filmed Entertainment	5,477	5,393
Publishing	1,262	1,054
Corporate/Eliminations	967	326
Discontinued Operations	15	12
Total Assets	$49,519	$44,497

(a) Includes assets held for sale of $33 million at December 31, 2018.
(b) Includes assets held for sale of $23 million at December 31, 2019 and 2018.
The following table presents our revenues disaggregated into categories based on the nature of such revenues.

Year Ended December 31,	2019	2018	2017
Revenues by Type:
Advertising	$11,074	$10,841	$10,582
Affiliate	8,602	8,376	8,153
Content licensing	6,483	6,163	5,947
Theatrical	547	744	716
Publishing	814	825	830
Other	292	301	307
Total Revenues	$27,812	$27,250	$26,535

Year Ended December 31,	2019	2018	2017
Revenues: (a)
United States	$22,160	$21,160	$20,652
International	5,652	6,090	5,883
Total Revenues	$27,812	$27,250	$26,535

(a) Revenue classifications are based on customers’ locations.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2019	2018
Long-lived Assets: (a)
United States	$12,417	$9,322
International	498	300
Total Long-lived Assets	$12,915	$9,622

(a) Reflects total assets less current assets, investments, goodwill, intangible assets, noncurrent receivables and noncurrent deferred tax assets.

Transactions within the Company between the United States and international regions were not significant.
18) DISCONTINUED OPERATIONS
On November 16, 2017, we completed the split-off of CBS Radio through an exchange offer, in which we accepted 17.9 million shares of CBS Class B Common Stock from CBS stockholders in exchange for the 101.4 million shares of CBS Radio common stock that we owned. Immediately following the exchange offer, each share of CBS Radio common stock was converted into one share of Entercom Communications Corp. (“Entercom”) Class A common stock upon completion of the merger of CBS Radio and Entercom. CBS Radio has been presented as a discontinued operation in the consolidated financial statements for all periods presented.
The following table sets forth details of net earnings (loss) from discontinued operations for the year ended December 31, 2017. Net earnings from discontinued operations for the years ended December 31, 2019 and 2018 were not material to our consolidated financial statements.

Year Ended December 31, 2017	CBS Radio		Other		Total
Revenues	$1,018		$—		$1,018
Costs and expenses:
Operating	364		—		364
Selling, general and administrative	444		(8)		436
Market value adjustment	980	(a)	—		980
Restructuring charges	7		—		7
Total costs and expenses	1,795		(8)		1,787
Operating income (loss)	(777)		8		(769)
Interest expense	(70)		—		(70)
Other items, net	(2)		—		(2)
Earnings (loss) from discontinued operations	(849)		8		(841)
Income tax benefit (provision)	(55)		43	(b)	(12)
Earnings (loss) from discontinued operations, net of tax	(904)		51		(853)
Net gain (loss) on disposal	(109)		13		(96)
Income tax benefit (provision)	4		(2)		2
Net gain (loss) on disposal, net of tax	(105)		11	(c)	(94)
Net earnings (loss) from discontinued operations, net of tax	$(1,009)		$62		$(947)
(a) During 2017, prior to the split-off, CBS Radio was measured each reporting period at the lower of its carrying amount or fair value less cost to sell. The value of the transaction with Entercom was determined based on Entercom’s stock price at the closing of the transaction and therefore, we recorded a market value adjustment of $980 million in 2017 to adjust the carrying value of CBS Radio to the value indicated by the stock valuation of Entercom.
(b) Primarily reflects a tax benefit from the resolution of a tax matter in a foreign jurisdiction relating to a previously disposed business that was accounted for as a discontinued operation.
(c) Reflects adjustments to the loss on disposal of our outdoor advertising businesses, primarily from a decrease to the guarantee liability associated with the 2013 disposal of our outdoor advertising business in Europe.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

19) COMMITMENTS AND CONTINGENCIES
Commitments
Our commitments not recorded on the balance sheet primarily consist of programming and talent commitments and purchase obligations for goods and services resulting from our normal course of business.

Our programming and talent commitments, estimated to aggregate $10.36 billion as of December 31, 2019, include $5.39 billion for sports programming rights, $3.80 billion relating to the production and licensing of television and film programming, and $1.17 billion for talent contracts.  We also have committed purchase obligations which include agreements to purchase goods or services in the future that totaled $1.52 billion as of December 31, 2019.

Other long-term contractual obligations recorded on the Consolidated Balance Sheet include program liabilities, participations due to producers, residuals, and a tax liability resulting from the enactment of the Tax Reform Act in December 2017. This tax liability reflects the remaining tax on the Company’s historical accumulated foreign earnings and profits, which is payable to the IRS in 2024 and 2025.

At December 31, 2019, commitments for programming and talent and purchase obligations not recorded on the balance sheet, and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Payments Due by Period
							2025 and
	Total	2020	2021	2022	2023	2024	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments	$10,355	$3,003	$2,980	$2,370	$744	$415	$843
Purchase obligations	$1,517	$609	$558	$186	$45	$37	$82

On-Balance Sheet Arrangements
Other long-term contractual obligations	$2,076	$—	$988	$491	$232	$180	$185

We also have long-term operating and finance lease commitments for office space, equipment, transponders and studio facilities, which are recorded on the Consolidated Balance Sheet at December 31, 2019. See Note 9 for detail of our operating and finance lease commitments.

Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2019, the outstanding letters of credit and surety bonds approximated $136 million and were not recorded on the Consolidated Balance Sheet.
CBS Television City. During 2019, we completed the sale of CBS Television City. We have guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at December 31, 2019 is a liability of $124 million, reflecting the present value of the estimated amount payable under the guarantee obligation.
Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). These lease commitments amounted to $86 million as of December 31, 2019, and are presented on the Consolidated Balance Sheets within “Other liabilities”. The amount of lease commitments varies over time depending on expiration or termination of

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

In the course of our business, we both provide and receive indemnities which are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. We record a liability for our indemnification obligations and other contingent liabilities when probable and reasonably estimable.
Legal Matters
General.    On an ongoing basis, we vigorously defend ourselves in numerous lawsuits and proceedings and respond to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against us without merit, is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the below-described legal matters and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

Litigation Relating to the Merger.  On September 27, 2019, Bucks County Employees Retirement Fund (the “Bucks County Fund”), a purported holder of CBS Class B Common Stock, served us with a demand for inspection of books and records pursuant to 8 Del. C. § 220 in connection with the Merger (the “Demand”). On October 10, 2019, we offered to produce certain categories of documents properly within the scope of a books and records demand under § 220. The Bucks County Fund rejected our offer and filed litigation in the Court of Chancery of the State of Delaware on October 15, 2019, seeking to compel production of all documents requested in the Demand (the “Section 220 Complaint”). A trial on the Section 220 Complaint took place on November 22, 2019, and the Court ordered limited additional production on November 25, 2019. On December 2, 2019, we certified that we had completed production of all relevant documents. On February 20, 2020, the Bucks County Fund filed a putative derivative and class action complaint in the Court of Chancery of the State of Delaware against Shari Redstone, NAI, Sumner M. Redstone National Amusements Trust (“SMR Trust”), the CBS board of directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and ViacomCBS Inc. The complaint alleges breaches of fiduciary duties to CBS stockholders and waste in connection with the negotiation and approval of the Merger Agreement. The complaint seeks unspecified damages, costs and expenses as well as other relief. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

On January 23, 2020, the Court of Chancery of the State of Delaware consolidated four putative class action suits filed by purported Viacom stockholders against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom board of directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish, in In re Viacom Inc. Stockholders Litigation. The four actions allege breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement, and seek unspecified damages, costs and expenses. On February 6, 2020, the Court appointed the California Public Employees’ Retirement System as the lead plaintiff in the consolidated action. We believe that the claims are without merit and we intend to

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Investigation-Related Matters. As announced on August 1, 2018, the CBS Board of Directors (the “CBS Board”) retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board announced the completion of its investigation, certain findings of the investigation and the CBS Board’s determination, discussed below, with respect to the termination of Mr. Moonves’ employment. We have received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office and the United States Securities and Exchange Commission have also requested information about these matters, including with respect to CBS’ related public disclosures. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. We are cooperating with these inquiries.

On August 27, 2018 and on October 1, 2018, each of Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Separation Agreement. On September 9, 2018, CBS entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of CBS. In October 2018, we contributed $120 million to a grantor trust pursuant to the Separation Agreement. On December 17, 2018, the CBS Board announced that, following its consideration of the findings of the investigation referred to above, it had determined that there were grounds to terminate Mr. Moonves’ employment for cause under his employment agreement with CBS. Any dispute related to the CBS Board’s determination is subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves commenced a binding arbitration proceeding with respect to this matter and the related CBS Board investigation, which proceeding is ongoing. The assets of the grantor trust will remain in the trust until a final determination in the arbitration. We are currently unable to determine the outcome of the arbitration and the amount, if any, that may be awarded thereunder and, accordingly, no accrual for this matter has been made in our consolidated financial statements.

Claims Related to Former Businesses: Asbestos. We are a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

nor a manufacturer of asbestos. We are typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of our products is the basis of a claim. Claims against us in which a product has been identified most commonly relate to allegations of exposure to asbestos-containing insulating material used in conjunction with turbines and electrical equipment.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2019, we had pending approximately 30,950 asbestos claims, as compared with approximately 31,570 as of December 31, 2018 and 31,660 as of December 31, 2017. During 2019, we received approximately 3,460 new claims and closed or moved to an inactive docket approximately 4,080 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2019 and 2018 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $58 million and $45 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against us are non-cancer claims. It is difficult to predict future asbestos liabilities, as events and circumstances may impact the estimate of our asbestos liabilities, including, among others, the number and types of claims and average cost to resolve such claims. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. We believe that our accrual and insurance are adequate to cover our asbestos liabilities. Our liability estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, as well as consultation with a third party firm on trends that may impact our future asbestos liability.

Other.    From time to time we receive claims from federal and state environmental regulatory agencies and other entities asserting that we are or may be liable for environmental cleanup costs and related damages principally relating to our historical and predecessor operations. In addition, from time to time we receive personal injury claims including toxic tort and product liability claims (other than asbestos) arising from our historical operations and predecessors.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

20) SUPPLEMENTAL FINANCIAL INFORMATION
The following table presents the components of Other items, net on the Consolidated Statements of Operations.

Year Ended December 31,	2019	2018	2017
Pension and postretirement benefit costs	$(105)	$(68)	$(96)
Foreign exchange losses	(17)	(18)	(20)
Impairment of investments	(50)	(46)	(18)
Gains from investments	22	16	—
Other	5	(8)	19
Other items, net	$(145)	$(124)	$(115)

Supplemental Cash Flow Information

Year Ended December 31,	2019	2018	2017
Cash paid for interest:
Continuing operations	$922	$1,012	$1,056
Discontinued operations	—	—	70
Total	$922	$1,012	$1,126

Year Ended December 31,	2019	2018	2017
Cash paid (refunded) for income taxes:
Continuing operations	$598	$161	$827
Discontinued operations	—	(4)	26
Total	$598	$157	$853

In addition, during 2017 we received shares with a total value of $1.01 billion upon the split-off of CBS Radio in a noncash disposition (see Note 18).

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

21) QUARTERLY FINANCIAL DATA (unaudited):

	First	Second	Third	Fourth
2019 (a) (b)	Quarter (c)	Quarter	Quarter	Quarter (d)	Total Year
Revenues	$7,100	$7,143	$6,698	$6,871	$27,812
Operating income (loss)	$1,804	$1,446	$1,036	$(13)	$4,273
Net earnings (loss) from continuing operations (ViacomCBS and noncontrolling interests)	$1,951	$977	$642	$(269)	$3,301
Net earnings (loss) (ViacomCBS and noncontrolling interests)	$1,964	$983	$646	$(254)	$3,339
Net earnings (loss) from continuing operations attributable to ViacomCBS	$1,946	$971	$626	$(273)	$3,270
Net earnings (loss) attributable to ViacomCBS	$1,959	$977	$630	$(258)	$3,308

Basic net earnings (loss) per common share:
Net earnings (loss) from continuing operations attributable to ViacomCBS	$3.17	$1.58	$1.02	$(.44)	$5.32
Net earnings (loss) attributable to ViacomCBS	$3.20	$1.59	$1.02	$(.42)	$5.38

Diluted net earnings (loss) per common share:
Net earnings (loss) from continuing operations attributable to ViacomCBS	$3.15	$1.57	$1.01	$(.44)	$5.30
Net earnings (loss) attributable to ViacomCBS	$3.18	$1.58	$1.02	$(.42)	$5.36

Weighted average number of common shares
outstanding:
Basic	613	615	615	615	615
Diluted	617	617	617	615	617
(a) On December 4, 2019, Viacom merged with and into CBS, with CBS continuing as the surviving company. At the effective time of the Merger, the combined company changed its name to ViacomCBS Inc. The Merger has been accounted for as a transaction between entities under common control and therefore, the net assets of Viacom were combined with those of CBS at their historical carrying amounts and the companies have been presented on a combined basis for all periods presented.
(b) Includes costs for restructuring and other corporate matters of $178 million in the first quarter, $7 million in the second quarter, $122 million in the third quarter and $468 million in the fourth quarter.
(c) The first quarter includes a gain of $549 million ($386 million, net of tax) on the sale of CBS Television City and a discrete tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations.
(d) The fourth quarter includes programming charges of $589 million.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	First	Second	Third	Fourth
2018 (a) (b)	Quarter	Quarter	Quarter	Quarter (c)	Total Year
Revenues	$6,825	$6,703	$6,630	$7,092	$27,250
Operating income	$1,190	$1,448	$1,307	$1,259	$5,204
Net earnings from continuing operations (ViacomCBS and noncontrolling interests)	$726	$946	$891	$897	$3,460
Net earnings (ViacomCBS and noncontrolling interests)	$736	$957	$899	$900	$3,492
Net earnings from continuing operations attributable to ViacomCBS	$718	$943	$878	$884	$3,423
Net earnings attributable to ViacomCBS	$728	$954	$886	$887	$3,455

Basic net earnings per common share:
Net earnings from continuing operations attributable to ViacomCBS	$1.15	$1.53	$1.43	$1.44	$5.55
Net earnings attributable to ViacomCBS	$1.17	$1.54	$1.44	$1.44	$5.60

Diluted net earnings per common share:
Net earnings from continuing operations attributable to ViacomCBS	$1.15	$1.52	$1.42	$1.43	$5.51
Net earnings attributable to ViacomCBS	$1.16	$1.54	$1.43	$1.44	$5.56

Weighted average number of common shares
outstanding:
Basic	622	618	615	614	617
Diluted	626	621	619	618	621
(a) On December 4, 2019, Viacom merged with and into CBS, with CBS continuing as the surviving company. At the effective time of the Merger, the combined company changed its name to ViacomCBS Inc. The Merger has been accounted for as a transaction between entities under common control and therefore, the net assets of Viacom were combined with those of CBS at their historical carrying amounts and the companies have been presented on a combined basis for all periods presented.
(b) Includes costs for restructuring and other corporate matters of $194 million in the first quarter, $50 million in the second quarter, $70 million in the third quarter and $176 million in the fourth quarter.
(c) The fourth quarter includes programming charges of $162 million and the reversal of a valuation allowance of $140 million relating to capital loss carryforwards that were utilized in connection with the sale of CBS Television City in 2019.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon are set forth in Item 8, on pages II-49 and II-50, of this report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s directors (i) is contained in Part I of this Form 10-K under the caption “Our Board of Directors” and (ii) will be contained in the ViacomCBS Inc. Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “ViacomCBS Board of Directors” and “Item 1-Election of Directors,” which information is incorporated herein by reference.

The information required by this item with respect to the Company’s executive officers (i) is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers” and (ii) will be contained in the Proxy Statement under the heading “Corporate Governance,” which information is incorporated herein by reference.

Item 11.	Executive Compensation.
The information required by this item will be contained in the Proxy Statement under the headings “ViacomCBS’ Board of Directors,” “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the Proxy Statement under the headings “Related Person Transactions” and “ViacomCBS’ Board of Directors,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be contained in the Proxy Statement under the heading “Fees for Services Provided by the Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

III-1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)
1. Financial Statements.
The financial statements of ViacomCBS filed as part of this report on Form 10-K are listed on the Index on page II-50.
2. Financial Statement Schedules.
The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-50
3. Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

(b)	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

Item 16.	Form 10-K Summary.
None.

IV-1

VIACOMCBS INC. AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Expenses and Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2019	$86	$—	$26	$26	$86
Year ended December 31, 2018	$101	$—	$26	$41	$86
Year ended December 31, 2017	$105	$—	$31	$35	$101

Valuation allowance on deferred tax assets:
Year ended December 31, 2019	$841	$—	$76	$366	$551
Year ended December 31, 2018	$1,120	$—	$37	$316	$841
Year ended December 31, 2017	$1,108	$218	$157	$363	$1,120

Reserves for inventory obsolescence:
Year ended December 31, 2019	$56	$—	$11	$6	$61
Year ended December 31, 2018	$67	$—	$5	$16	$56
Year ended December 31, 2017	$59	$—	$26	$18	$67

F-1

INDEX TO EXHIBITS
ITEM 15(b)

Effective December 31, 2005, Former Viacom was renamed CBS Corporation. Effective December 4, 2019, Viacom Inc. merged with and into CBS Corporation with CBS Corporation continuing as the surviving company and the combined company changed its name to “ViacomCBS Inc.”

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)
Agreement and Plan of Merger, dated as of August 13, 2019, by and between CBS Corporation and Viacom Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(b)
Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 16, 2019, by and between CBS Corporation and Viacom Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of CBS Corporation, filed October 17, 2019) (File No. 001-09553).

(3)		Articles of Incorporation and Bylaws
(a)
Amended and Restated Certificate of Incorporation of ViacomCBS Inc., effective December 4, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K of CBS Corporation filed December 4, 2019) (File No. 001‑09553).

(b)
Amended and Restated Bylaws of ViacomCBS Inc., effective as of December 4, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of CBS Corporation filed December 4, 2019) (File No. 001-09553).

(4)		Instruments defining the rights of security holders, including indentures
	(a)	Description of Class A Common Stock and Class B Common Stock (filed herewith).
(b)
Amended and Restated Senior Indenture dated as of November 3, 2008 (“2008 Indenture”) among CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑3 of CBS Corporation filed November 3, 2008 (Registration No. 333‑154962) (File No. 001‑09553).

(c)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 among CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8‑K of CBS Corporation filed April 5, 2010 (File No. 001‑09553).

(d)
Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

(e)
Twenty-First Supplemental Indenture, dated as of December 4, 2019, by and among CBS Corporation, Viacom Inc. and The Bank of New York Mellon, a New York banking corporation, as trustee (in such capacity, the “Trustee”), to the Indenture, dated as of April 12, 2006, between Viacom Inc. and the Trustee (incorporated by reference to Exhibit 4.1  to the Current Report on Form 8-K of ViacomCBS Inc. filed December 4, 2019) (File No. 001-09553).

The other instruments defining the rights of holders of the long‑term debt securities of ViacomCBS Inc. and its subsidiaries are omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S‑K. ViacomCBS Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

(10)		Material Contracts
(a)
CBS Corporation 2009 Long‑Term Incentive Plan (as amended and restated December 11, 2018) (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

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

______________________________________________________________________________
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
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010 (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), (as Part B was amended by Amendment No. 4 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 3 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part B was amended by Amendment No. 5 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 4 as of October 2, 2017) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553) (as Part B was amended by Amendment No. 6 as of October 2, 2017) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553) (as Part A was amended by Amendment No. 5 as of July 1, 2019) (incorporated by reference to Exhibit 10(a) for the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2019) (as Part B was amended by Amendment No. 7 as of July 1, 2019) (incorporated by reference to Exhibit 10(a) for the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2019) (File No. 001-09553).*

(f)
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

______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document

Part A was amended by Amendment No. 2 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553) (as Part B was amended by Amendment No. 4 as of January 1, 2015) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 3 as of October 2, 2017) (incorporated by reference to Exhibit 10(f) of the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553) (as Part B was amended by Amendment No. 5 as of October 2, 2017) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553) (as Part A was amended by Amendment No. 4 as of July 1, 2019) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2019) (as Part B was amended by Amendment No. 6 as of July 1, 2019) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2019) (File No. 001-09553).*

(g)	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).*
(h)	Forms of Terms and Conditions to the Certificates for equity awards for:
	(i)	Stock Options (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*
	(ii)	Restricted Share Units (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*
	(iii)	Performance Share Units (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended December 31, 2017) (File No. 001-32686).*
	(iv)	Performance Share Units (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended December 31, 2018) (File No. 001-32686).*
(i)
Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2008) (File No. 001-32686), and Amendment, effective as of March 31, 2009, to Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Transition Report on Form 10-K of Viacom Inc. for the nine-month transition period ended September 30, 2010) (File No. 001-32686).*

(j)
Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2008) (File No. 001-32686), and Amendments, effective as of April 1, 2009 and December 31, 2009, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Transition Report on Form 10-K of Viacom Inc. for the nine-month transition period ended September 30, 2010) (File No. 001-32686).*

(k)
Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2008) (File No. 001-32686), and Amendment, effective as of December 31, 2009, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Transition Report on Form 10-K of Viacom Inc. for the nine-month transition period ended September 30, 2010) (File No. 001-32686).*

(l)
Summary of CBS Corporation Compensation for Outside Directors (as of January 31, 2019) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(m)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
(n)
CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of January 29, 2015) (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(o)
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through January 29, 2015) (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(p)
CBS Corporation 2015 Equity Plan for Outside Directors (effective May 21, 2015) (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2015) (File No. 001-09553).*

______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(q)
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686), as further amended and restated as of May 18, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*

(r)
CBS Corporation Senior Executive Retention Plan, including the form of Letter to Participants (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019 (Registration No. 333-234238) (File No. 001-09553).*

(s)
Viacom Inc. Executive Retention Plan for Section 16 Officers (incorporated by reference to Exhibit 10.15 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).*

(t)
Employment Agreement, dated as of August 13, 2019, between Viacom Inc. and Robert M. Bakish (incorporated by reference to Exhibit 10.4 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).*

(u)
Letter Agreement, dated as of August 13, 2019, between Viacom Inc. and Robert M. Bakish (incorporated by reference to Exhibit 10.5 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).*

(v)
Employment Agreement dated October 18, 2018 between CBS Corporation and Christina Spade (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 19, 2018) (File No. 001-09553).*

(w)
Employment Agreement, dated as of August 13, 2019, between CBS Corporation and Christina Spade (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019) (Registration No. 333-234238) (File No. 001-09553).*

(x)
Employment Agreement, dated as of August 13, 2019, between Viacom Inc. and Christa A. D’Alimonte (incorporated by reference to Exhibit 10.9 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).*

(y)
Letter Agreement, dated as of August 13, 2019, between Viacom Inc. and Christa A. D’Alimonte (incorporated by reference to Exhibit 10.10 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).*

(z)
Employment Agreement dated as of January 1, 2019 between CBS Corporation and Richard M. Jones (incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(aa)
Employment Agreement, dated as of November 19, 2019, between CBS Corporation and Richard M. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed November 22, 2019) (File No. 001-09553).*

(bb)	Employment Agreement, dated as of December 2, 2019, between Viacom Inc. and Nancy Phillips (filed herewith).*
(cc)	Letter Agreement, dated as of December 2, 2019, between Viacom Inc. and Nancy Phillips (filed herewith).*
(dd)
Employment Agreement dated as of July 1, 2017 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553), as amended by Letter Agreement dated as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 27, 2018) (File No. 001-09553).*

(ee)
Letter Agreement dated as of April 23, 2019 between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed April 26, 2019) (File No. 001-09553).*

(ff)
Letter Agreement, dated as of August 13, 2019, between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019 (Registration No. 333-234238) (File No. 001-09553)).*

(gg)	Employment Agreement, dated as of December 4, 2019, between ViacomCBS Inc. and Joseph R. Ianniello (filed herewith).*
(hh)	Letter Agreement, dated as of January 31, 2020, between ViacomCBS Inc. and Joseph R. Ianniello (filed herewith).*

______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(ii)
Employment Agreement, dated as of August 13, 2019, between CBS Corporation and Laura Franco (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019) (Registration No. 333-234238) (File No. 001-09553).*

(jj)	Employment Agreement dated as of December 10, 2019 between CBS Corporation and Jonathan H. Anschell (filed herewith).*
(kk)
Employment Agreement dated as of June 1, 2017 between CBS Corporation and Lawrence P. Tu (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553), as amended by Letter Agreement dated April 25, 2018 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2018) (File No. 001-09553).*

(ll)
Separation Agreement dated February 22, 2019 between CBS Corporation and Lawrence P. Tu (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed February 27, 2019) (File No. 001-09553).*

(mm)	Plans assumed by Former Viacom after the merger with former CBS Corporation in May 2000, consisting of the following:
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
CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998) (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977).*

(nn)
Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(oo)
Amended and Restated $3.5 Billion Credit Agreement, dated as of January 23, 2020, among ViacomCBS Inc.; the Subsidiary Borrowers party thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents; and Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd. and Morgan Stanley MUFG Loan Partners, LLC, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed January 23, 2020) (File No. 001-09553).

(pp)
Settlement and Release Agreement effective as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 10, 2018) (File No. 001-09553).

(qq)
Amendment No. 1 to the Settlement and Release Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(rr)
Support Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(ss)
Governance Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

_______________________________________________________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
(21)		Subsidiaries of ViacomCBS Inc. (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a‑14(a)/15d‑14(a) Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File

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
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ViacomCBS Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIACOMCBS INC.

By:	/s/ Robert M. Bakish
Robert M. Bakish President and Chief Executive Officer
Date: February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of ViacomCBS Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Bakish	President and Chief Executive Officer; Director (Principal Executive Officer)	February 20, 2020
Robert M. Bakish

/s/ Christina Spade	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Christina Spade

/s/ Katherine Gill-Charest	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Katherine Gill-Charest

*	Director	February 20, 2020
Candace K. Beinecke

*	Director	February 20, 2020
Barbara M. Byrne

*	Director	February 20, 2020
Brian Goldner

*	Director	February 20, 2020
Linda M. Griego

	Signature	Title	Date

	*	Director	February 20, 2020
Robert N. Klieger

	*	Director	February 20, 2020
Judith A. McHale

	*	Director	February 20, 2020
Ronald L. Nelson

	*	Director	February 20, 2020
Charles E. Phillips, Jr.

	*	Chair	February 20, 2020
Shari E. Redstone

	*	Director	February 20, 2020
Susan Schuman

	*	Director	February 20, 2020
Nicole Seligman

	*	Director	February 20, 2020
Frederick O. Terrell

*By:	/s/ Christa A. D’Alimonte		February 20, 2020
Christa A. D’Alimonte Attorney-in-Fact for Directors