Form 10-Q
period 2020-03-31
ViacomCBS Inc.
filed 2020-05-07
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at May 4, 2020:
Class A Common Stock, par value $.001 per share— 52,267,640
Class B Common Stock, par value $.001 per share— 563,105,684

VIACOMCBS INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$6,669	$7,100
Costs and expenses:
Operating	4,065	4,248
Selling, general and administrative	1,341	1,313
Depreciation and amortization	113	106
Restructuring and other corporate matters	233	178
Total costs and expenses	5,752	5,845
Gain on sale of assets	—	549
Operating income	917	1,804
Interest expense	(241)	(240)
Interest income	14	19
Gain on marketable securities	—	38
Other items, net	(33)	(28)
Earnings from continuing operations before income taxes and equity in loss of investee companies	657	1,593
(Provision) benefit for income taxes	(137)	376
Equity in loss of investee companies, net of tax	(9)	(18)
Net earnings from continuing operations	511	1,951
Net earnings from discontinued operations, net of tax	8	13
Net earnings (ViacomCBS and noncontrolling interests)	519	1,964
Net earnings attributable to noncontrolling interests	(3)	(5)
Net earnings attributable to ViacomCBS	$516	$1,959

Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$508	$1,946
Net earnings from discontinued operations, net of tax	8	13
Net earnings attributable to ViacomCBS	$516	$1,959

Basic net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$.83	$3.17
Net earnings from discontinued operations	$.01	$.02
Net earnings	$.84	$3.20

Diluted net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$.82	$3.15
Net earnings from discontinued operations	$.01	$.02
Net earnings	$.84	$3.18

Weighted average number of common shares outstanding:
Basic	614	613
Diluted	616	617
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2020	2019
Net earnings (ViacomCBS and noncontrolling interests)	$519	$1,964
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(104)	16
Net actuarial loss and prior service costs	17	14
Other comprehensive income (loss), net of tax (ViacomCBS and noncontrolling interests)	(87)	30
Comprehensive income	432	1,994
Less: Comprehensive income attributable to noncontrolling interests	—	8
Comprehensive income attributable to ViacomCBS	$432	$1,986
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$589	$632
Receivables, net	7,199	7,206
Programming and other inventory	1,431	2,876
Prepaid and other current assets	1,187	1,188
Total current assets	10,406	11,902
Property and equipment, net	2,028	2,085
Programming and other inventory	9,983	8,652
Goodwill	16,950	16,980
Intangible assets, net	2,968	2,993
Operating lease assets	1,874	1,939
Deferred income tax assets, net	931	939
Other assets	3,882	4,006
Assets held for sale	23	23
Total Assets	$49,045	$49,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$673	$667
Accrued expenses	1,401	1,760
Participants’ share and royalties payable	2,086	1,977
Accrued programming and production costs	1,493	1,500
Deferred revenues	691	739
Debt	532	717
Other current liabilities	1,655	1,688
Total current liabilities	8,531	9,048
Long-term debt	18,005	18,002
Participants’ share and royalties payable	1,556	1,546
Pension and postretirement benefit obligations	2,092	2,121
Deferred income tax liabilities, net	639	500
Operating lease liabilities	1,841	1,909
Program rights obligations	316	356
Other liabilities	2,274	2,494
Redeemable noncontrolling interest	270	254

Commitments and contingencies

ViacomCBS stockholders’ equity:
Class A Common Stock, par value $.001 per share; 55 shares authorized; 52 (2020 and 2019) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,065 (2020) and 1,064 (2019) shares issued	1	1
Additional paid-in capital	29,633	29,590
Treasury stock, at cost; 502 (2020) and 501 (2019) Class B shares	(22,958)	(22,908)
Retained earnings	8,827	8,494
Accumulated other comprehensive loss	(2,054)	(1,970)
Total ViacomCBS stockholders’ equity	13,449	13,207
Noncontrolling interests	72	82
Total Equity	13,521	13,289
Total Liabilities and Equity	$49,045	$49,519
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net earnings (ViacomCBS and noncontrolling interests)	$519	$1,964
Less: Net earnings from discontinued operations, net of tax	8	13
Net earnings from continuing operations	511	1,951
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	113	106
Deferred tax provision (benefit)	149	(571)
Stock-based compensation	88	56
Gain on sale of assets	—	(549)
Gain on marketable securities	—	(38)
Equity in loss of investee companies, net of tax and distributions	9	17
Change in assets and liabilities	(514)	(43)
Net cash flow provided by operating activities	356	929
Investing Activities:
Investments	(46)	(99)
Capital expenditures	(51)	(67)
Acquisitions, net of cash acquired	—	(359)
Proceeds from dispositions	146	741
Other investing activities	—	3
Net cash flow provided by investing activities	49	219
Financing Activities:
Repayments of short-term debt borrowings, net	(186)	(674)
Proceeds from issuance of senior notes	—	493
Repayment of notes and debentures	—	(600)
Dividends	(152)	(150)
Purchase of Company common stock	(58)	(14)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(50)	(41)
Other financing activities	(33)	(32)
Net cash flow used for financing activities	(479)	(1,018)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(103)	131
Cash, cash equivalents and restricted cash at beginning of period (includes $202 (2020) and $120 (2019) of restricted cash)	834	976
Cash, cash equivalents and restricted cash at end of period (includes $142 (2020) and $121 (2019) of restricted cash)	$731	$1,107
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended March 31, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)
December 31, 2019	615	$1	$29,590	$(22,908)	$8,494	$(1,970)	$13,207	$82	$13,289
Stock-based compensation activity and other	1	—	43	—	—	—	43	—	43
Class B Common Stock purchased	(1)	—	—	(50)	—	—	(50)	—	(50)
Dividends	—	—	—	—	(150)	—	(150)	—	(150)
Noncontrolling interests	—	—		—	(33)	—	(33)	(10)	(43)
Net earnings	—	—	—	—	516	—	516	3	519
Other comprehensive loss	—	—	—	—	—	(84)	(84)	(3)	(87)
March 31, 2020	615	$1	$29,633	$(22,958)	$8,827	$(2,054)	$13,449	$72	$13,521

	Three Months Ended March 31, 2019
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)
December 31, 2018	613	$1	$49,907	$(43,420)	$5,569	$(1,608)	$10,449	$54	$10,503
Stock-based compensation activity and other	2	—	20	8	(4)	—	24	—	24
Dividends	—	—	—	—	(150)	—	(150)	—	(150)
Noncontrolling interests	—	—	—	—	(10)	—	(10)	(13)	(23)
Net earnings	—	—	—	—	1,959	—	1,959	5	1,964
Reclassification of income tax effect of the Tax Reform Act	—	—	—	—	230	(230)	—	—	—
Other comprehensive income	—	—	—	—	—	27	27	3	30
March 31, 2019	615	$1	$49,927	$(43,412)	$7,594	$(1,811)	$12,299	$49	$12,348
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business-ViacomCBS Inc. is comprised of the following segments: TV Entertainment (CBS Television Network, CBS Television Studios, CBS Television Distribution, CBS Interactive, CBS Sports Network, CBS Television Stations and CBS-branded streaming services), Cable Networks (Showtime Networks, Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV, Smithsonian Networks, ViacomCBS Networks International, Network 10, Channel 5, Telefe and Pluto TV), Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television Studios) and Publishing (Simon & Schuster). References to “ViacomCBS”, the “Company”, “we”, “us” and “our” refer to ViacomCBS Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Basis of Presentation-On December 4, 2019, Viacom Inc. (“Viacom”) merged with and into CBS Corporation (“CBS”), with CBS continuing as the surviving company (the “Merger”). At the effective time of the Merger, the combined company changed its name to ViacomCBS Inc. (“ViacomCBS”). The Merger has been accounted for as a transaction between entities under common control as National Amusements, Inc. (“NAI”) was the controlling stockholder of each of CBS and Viacom (and remains the controlling stockholder of ViacomCBS). Upon the closing of the Merger, the net assets of Viacom were combined with those of CBS at their historical carrying amounts and the companies have been presented on a combined basis for all periods presented.

The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates-The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

The coronavirus disease (“COVID-19”) pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally, including our business, financial condition and results of operations. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. These estimates relate to certain accounts including, but not limited to, receivables, programming and other inventory, deferred income tax assets, finite and indefinite lived intangible assets, including goodwill and FCC licenses, and other long-lived assets. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.
Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) or performance stock units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were 26 million and 22 million stock options and RSUs for the three months ended March 31, 2020 and 2019, respectively.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Weighted average shares for basic EPS	614	613
Dilutive effect of shares issuable under stock-based compensation plans	2	4
Weighted average shares for diluted EPS	616	617

Recently Adopted Accounting Pronouncements
Improvements to Accounting for Costs of Films and License Agreements for Program Materials
On January 1, 2020, we adopted Financial Accounting Standards Board (“FASB”) guidance on the accounting for costs of films and episodic television series, which aligns the accounting for capitalizing production costs of episodic television series with the guidance for films. As a result of the adoption of this guidance, the capitalization of costs incurred to produce episodic television series is no longer limited to the amount of revenue contracted in the initial market until persuasive evidence of a secondary market exists. In addition, under this guidance our film and television programming is tested for impairment individually on a title-by-title basis, or together with other films and television programming as part of a group, based on the predominant monetization strategy of the film or television programming. Further, for programming monetized in a film group, this guidance requires any changes to the estimated use of the film or television series to be accounted for prospectively. This guidance also eliminates existing balance sheet classification guidance and adds new disclosure requirements relating to costs for acquired and internally-produced programming. As a result of this guidance, beginning in the first quarter of 2020, all of our programming inventory, other than prepayments for the rights to air sporting and other live events, is now classified as noncurrent on the Consolidated Balance Sheet. Therefore, $1.17 billion of programing inventory that was classified in current assets at December 31, 2019 was reclassified to noncurrent assets on January 1, 2020. This guidance did not have a material impact on the Consolidated Statement of Operations. See Note 2 for additional disclosures relating to the adoption of this guidance.

Collaborative Arrangements: Clarifying the Interaction with the New Revenue Standard
On January 1, 2020, we adopted FASB guidance on the accounting for collaborative arrangements, which clarifies that certain transactions between parties to collaborative arrangements should be accounted for in accordance with FASB revenue guidance when the counterparty is a customer. The adoption of this guidance did not have a material impact on our consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
On January 1, 2020, we adopted FASB guidance on the accounting for implementation costs of a cloud computing arrangement that is considered to be a service contract. This guidance requires companies to follow the guidance for capitalizing costs associated with internal-use software to determine which costs to capitalize in a cloud computing arrangement that is a service contract. Under this guidance, such implementation costs will be capitalized in “Other assets” on the Consolidated Balance Sheet, with the related amortization presented in “Selling, general and administrative expenses” on the Consolidated Statement of Operations. This guidance was applied prospectively to implementation costs incurred after January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Financial Instruments
On January 1, 2020, we adopted FASB guidance on the accounting for credit losses on financial instruments. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. The guidance applies primarily to our trade and other receivables, and requires the use of a forward-looking “expected loss” model instead of the “incurred loss” model that was used under previous FASB guidance for determining an allowance for credit losses. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of the changes in reference rates and the exemptions and exceptions in this guidance on our consolidated financial statements.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amended guidance that eliminates, adds and clarifies certain disclosure requirements for defined benefit pension or other postretirement plans. The amendments affect annual disclosures only and are effective for our fiscal year ending on December 31, 2020. The amendments are required to be applied retrospectively. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
2) PROGRAMMING AND OTHER INVENTORY
We acquire rights to programming and produce programming to exhibit on our broadcast and cable networks, on our broadcast television stations, direct to consumers through our digital streaming services, and in theaters. We also produce programming for third parties. Programming inventory costs for both acquired and internally-produced content are recorded within the noncurrent portion of “Programming and other inventory” on the Consolidated Balance Sheet. Prepayments for the rights to air sporting and other live events that are expected to be expensed over the next 12 months are classified within the current portion of “Programming and other inventory” on the Consolidated Balance Sheet.

Internally-Produced Programming
Costs incurred to produce television programs and feature films (which include direct production costs, production overhead, acquisition costs and development costs) are capitalized when incurred. For television programs that are predominantly monetized as part of a film group, capitalized production costs are amortized based on an estimate of the timing of our usage of and benefit from such programming. For television programs and feature films that are predominantly monetized on an individual basis, we use an individual-film-forecast computation method to amortize capitalized production costs and to accrue estimated liabilities for participations and residuals over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title.

Acquired Programming Rights
Our acquired programming rights are predominantly monetized in film groups together with certain internally-produced programming and other acquired programming rights. Costs incurred in acquiring program rights, including advances, are capitalized when the license period has begun and the program is accepted and available for airing. These costs are amortized over the shorter of the license period or the period in which an economic benefit is expected to be derived based on the timing of our usage of and benefit from such programming.

We test a film group or individual television program or feature film for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. An impairment charge will then be recorded for any difference between the carrying value and estimated fair value of the film group or individual television program or feature film. In addition, unamortized costs for internally-produced or acquired programming that have been substantively abandoned are written off.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables present our programming and other inventory by type at March 31, 2020 and December 31, 2019. Programming inventory at March 31, 2020 has been grouped according to the predominant monetization strategy in accordance with new FASB guidance adopted in the first quarter of 2020 (see Note 1).

At
March 31, 2020
Film Group Monetization:
Acquired television program rights, including prepaid sports rights	$3,110
Internally produced television programming:
Released	2,702
In process and other	1,464

Individual Monetization:
Acquired television library	99
Film inventory:
Released	487
Completed, not yet released	73
In process and other	1,070
Internally produced television programming:
Released	1,273
In process and other	1,033
Home entertainment and Publishing, primarily finished goods	103
Total programming and other inventory	11,414
Less current portion	1,431
Total noncurrent programming and other inventory	$9,983

At
December 31, 2019
Acquired television program rights, including prepaid sports rights	$3,477
Acquired television library	99
Internally produced television programming:
Released	3,627
In process and other	2,626
Film inventory:
Released	502
Completed, not yet released	55
In process and other	1,037
Home entertainment and Publishing, primarily finished goods	105
Total programming and other inventory	11,528
Less current portion	2,876
Total noncurrent programming and other inventory	$8,652

During the three months ended March 31, 2020, we amortized programming costs of $973 million for acquired programming, production costs of $770 million for internally-produced television and film programming monetized individually and production costs of $689 million for internally-produced television and film programming monetized as part of a film group, which are included within “Operating expenses” in the Consolidated Statement of Operations.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) RESTRUCTURING CHARGES AND OTHER CORPORATE MATTERS
During the three months ended March 31, 2020 and 2019, we recorded restructuring charges, merger-related costs, and costs for other corporate matters as follows:

	Three Months Ended
	March 31,
	2020	2019
Severance	$176	$98
Exit costs	26	30
Restructuring charges	202	128
Merger-related costs	31	—
Other corporate matters	—	50
Restructuring and other corporate matters	$233	$178

Depreciation of abandoned technology	$12	$—

Restructuring Charges
During the three months ended March 31, 2020, we recorded restructuring charges of $202 million associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges primarily include severance costs and the acceleration of stock-based compensation. During the three months ended March 31, 2019, we recorded restructuring charges of $128 million, primarily for severance costs associated with a restructuring plan initiated in the first quarter of 2019 under which severance payments are being provided to certain eligible employees who voluntarily elected to participate. Restructuring charges for the three months ended March 31, 2020 and 2019 also included exit costs resulting from the termination of contractual obligations.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The remaining restructuring liability at March 31, 2020, which primarily relates to severance payments, is expected to be substantially paid by the end of 2021.

	Balance at	2020 Activity			Balance at
	December 31, 2019	Charges (a)	Payments	Other	March 31, 2020
TV Entertainment	$99	$28	$(21)	$(1)	$105
Cable Networks	137	96	(16)	(1)	216
Filmed Entertainment	17	1	(3)	1	16
Publishing	4	1	(1)	—	4
Corporate	143	42	(58)	(3)	124
Total	$400	$168	$(99)	$(4)	$465

(a) Excludes stock-based compensation expense of $34 million.
Merger-related Costs and Other Corporate Matters
For the three months ended March 31, 2020, in addition to the above-mentioned restructuring charges, we incurred merger-related costs of $31 million, consisting of transaction-related bonuses and professional fees mainly associated with integration activities. During the three months ended March 31, 2019, we incurred costs of $50 million, primarily in connection with the settlement of a commercial dispute and other legal proceedings involving the Company.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In addition, during the three months ended March 31, 2020, we recorded accelerated depreciation expense of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger, which is recorded in “Depreciation and amortization” in the Consolidated Statement of Operations.
4) RELATED PARTIES
National Amusements, Inc. NAI is the controlling stockholder of ViacomCBS. Sumner M. Redstone is the controlling stockholder, Chairman of the Board of Directors and Chief Executive Officer of NAI. Shari E. Redstone, Mr. Redstone’s daughter, is the President and a director of NAI and the non-executive Chair of our Board of Directors. At March 31, 2020, NAI directly or indirectly owned approximately 79.4% of our voting Class A Common Stock and 10.2% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include Ms. Redstone. No member of our management is a trustee of the SMR Trust.

Other Related Parties. In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following table presents the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended
	March 31,
	2020	2019
Revenues	$52	$55
Operating expenses	$2	$1

	At	At
	March 31, 2020	December 31, 2019
Amounts due to/from other related parties
Accounts receivable	$39	$45
Accounts payable	$1	$3

Through the normal course of business, we are involved in transactions with other related parties that have not been material in any of the periods presented.
5) REVENUES
The following table presents our revenues disaggregated into categories based on the nature of such revenues.

	Three Months Ended
	March 31,
	2020	2019
Revenues by Type:
Advertising	$2,484	$3,066
Affiliate	2,197	2,165
Content licensing	1,594	1,465
Theatrical	167	172
Publishing	170	164
Other	57	68
Total Revenues	$6,669	$7,100

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. Our allowance for credit losses was $86 million at both March 31, 2020 and December 31, 2019.

Included in “Other Assets” on the Consolidated Balance Sheets are noncurrent receivables of $2.00 billion and $2.15 billion at March 31, 2020 and December 31, 2019, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period. The year of origination for these receivables at March 31, 2020 was $197 million in 2020, $1.02 billion in 2019, $491 million in 2018, $218 million in 2017, $41 million in 2016 and $24 million prior to 2016.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $856 million and $910 million at March 31, 2020 and December 31, 2019, respectively. The change in contract liabilities for the three months ended March 31, 2020 primarily reflects $277 million of revenues recognized that were included in deferred revenues at December 31, 2019 offset by cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period. For the three months ended March 31, 2019, we recognized revenues of $214 million that were included in deferred revenues at December 31, 2018.

Unrecognized Revenues Under Contract
As of March 31, 2020, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts was $7.81 billion, of which $3.52 billion is expected to be recognized for the remainder of 2020, $2.43 billion in 2021, $1.26 billion in 2022, and $598 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which our right to invoice corresponds with the value of the programs provided to the customer.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, which primarily include licensing of our content to distributors of transactional video-on-demand and electronic sell-through services, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. During the three months ended March 31, 2020 and 2019, we recognized revenues of approximately $74 million and $121 million, respectively, in our Filmed Entertainment segment for performance obligations satisfied, or partially satisfied, in a prior period.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) DEBT
Our debt consists of the following:

	At	At
	March 31, 2020	December 31, 2019
Commercial paper	$312	$699
Short-term bank borrowings	200	—
4.30% Senior Notes due 2021	300	300
4.50% Senior Notes due 2021	499	499
3.875% Senior Notes due 2021	598	597
2.250% Senior Notes due 2022	49	49
3.375% Senior Notes due 2022	698	698
3.125% Senior Notes due 2022	194	194
2.50% Senior Notes due 2023	398	398
3.25% Senior Notes due 2023	181	181
2.90% Senior Notes due 2023	397	396
4.25% Senior Notes due 2023	1,242	1,242
7.875% Debentures due 2023	187	187
7.125% Senior Notes due 2023	46	46
3.875% Senior Notes due 2024	489	489
3.70% Senior Notes due 2024	598	598
3.50% Senior Notes due 2025	592	592
4.00% Senior Notes due 2026	789	789
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	688	688
3.375% Senior Notes due 2028	494	494
3.70% Senior Notes due 2028	491	491
4.20% Senior Notes due 2029	493	493
7.875% Senior Debentures due 2030	831	831
5.50% Senior Debentures due 2033	426	426
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,069	1,068
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	297	297
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	487	486
4.375% Senior Debentures due 2043	1,111	1,109
4.875% Senior Debentures due 2043	18	18
5.850% Senior Debentures due 2043	1,231	1,231
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	539	539
4.60% Senior Notes due 2045	589	589
5.875% Junior Subordinated Debentures due 2057	643	643
6.25% Junior Subordinated Debentures due 2057	643	643
Obligations under finance leases	43	44
Total debt (a)	18,537	18,719
Less commercial paper	312	699
Less short-term bank borrowings	200	—
Less current portion of long-term debt	20	18
Total long-term debt, net of current portion	$18,005	$18,002

(a) At March 31, 2020 and December 31, 2019, the senior debt balances included (i) a net unamortized discount of $406 million and $412 million, respectively, (ii) unamortized deferred financing costs of $90 million and $92 million at March 31, 2020 and December 31, 2019, respectively, and (iii) a $6 million decrease in the carrying value of the debt relating to previously settled fair value hedges at both March 31, 2020 and December 31, 2019. The face value of our total debt was $19.04 billion and $19.23 billion at March 31, 2020 and December 31, 2019, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In April 2020, we issued $1.25 billion of 4.75% senior notes due 2025 and $1.25 billion of 4.95% senior notes due 2031. The net proceeds from this issuance will be used for general corporate purposes, including, but not limited to, repayment of borrowings. Also in April 2020, we announced the full redemption of our $300 million of 4.30% senior notes due February 15, 2021, which were redeemed on May 4, 2020, and the full redemption of our $500 million of 4.50% senior notes due March 1, 2021, which will be redeemed on May 18, 2020. At March 31, 2020, we classified these senior notes of $800 million as long-term debt on the Consolidated Balance Sheet, reflecting our intent and ability to refinance these notes on a long-term basis.

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

Commercial Paper
In January 2020, our commercial paper program was increased to $3.50 billion from $2.50 billion in conjunction with the new $3.50 billion revolving credit facility described below. We had outstanding commercial paper borrowings under our commercial paper program of $312 million and $699 million at March 31, 2020 and December 31, 2019, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.18% and 2.07% at March 31, 2020 and December 31, 2019, respectively.

Credit Facility
In January 2020, the $2.50 billion revolving credit facility held by CBS prior to the Merger (the “CBS Credit Facility”), with a maturity in June 2021, was terminated and the $2.50 billion revolving credit facility held by Viacom prior to the Merger (the “Viacom Credit Facility”), with a maturity in February 2024, was amended and restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper outstanding, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at our option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of March 31, 2020.

At March 31, 2020, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Short-Term Bank Borrowings
At March 31, 2020, we had $200 million of short-term bank borrowings outstanding under our uncommitted lines of credit with a weighted average interest rate of 2.45%, which were repaid in April 2020.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. The carrying value of our notes and debentures was $17.98 billion at both March 31, 2020 and December 31, 2019 and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $18.2 billion and $20.6 billion at March 31, 2020 and December 31, 2019, respectively. The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $114 million and $113 million at March 31, 2020 and December 31, 2019, respectively.

We use derivative financial instruments primarily to modify our exposure to market risks from fluctuations in foreign currency exchange rates. We do not use derivative instruments unless there is an underlying exposure and, therefore, we do not hold or enter into derivative financial instruments for speculative trading purposes.

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

At March 31, 2020 and December 31, 2019, the notional amount of all foreign exchange contracts was $1.37 billion and $1.44 billion, respectively. At March 31, 2020, $713 million related to future production costs and $658 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2019, $833 million related to future production costs and $606 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2020	2019	Financial Statement Account
Non-designated foreign exchange contracts	$29	$(3)	Other items, net

The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth our assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency hedges	$—	$36	$—	$36
Total Assets	$—	$36	$—	$36
Liabilities:
Deferred compensation	$—	$403	$—	$403
Foreign currency hedges	—	46	—	46
Total Liabilities	$—	$449	$—	$449

At December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$146	$—	$—	$146
Foreign currency hedges	—	13	—	13
Total Assets	$146	$13	$—	$159
Liabilities:
Deferred compensation	$—	$490	$—	$490
Foreign currency hedges	—	14	—	14
Total Liabilities	$—	$504	$—	$504

The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees. The fair value of marketable securities at December 31, 2019 was determined based on quoted market prices in active markets. During the three months ended March 31, 2020, we sold marketable securities for proceeds of $146 million. During the three months ended March 31, 2019, we recorded an unrealized gain of $38 million resulting from changes in the fair value of our marketable securities.
8) STOCKHOLDERS’ EQUITY
During the first quarter of 2020, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million, which were paid on April 1, 2020.
During the first quarter of 2020, we repurchased 1.3 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share. At March 31, 2020, $2.36 billion of authorization remained under the share repurchase program.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2019	$(463)	$(1,507)		$(1,970)
Other comprehensive loss before reclassifications	(101)	—		(101)
Reclassifications to net earnings	—	17	(a)	17
Other comprehensive income (loss)	(101)	17		(84)
At March 31, 2020	$(564)	$(1,490)		$(2,054)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2018	$(476)	$(1,132)		$(1,608)
Other comprehensive income before reclassifications	13	—		13
Reclassifications to net earnings	—	14	(a)	14
Other comprehensive income	13	14		27
Tax effects reclassified to retained earnings	—	(230)	(b)	(230)
At March 31, 2019	$(463)	$(1,348)		$(1,811)

(a)	Reflects amortization of net actuarial losses (see Note 11). Amounts are net of tax benefits of $5 million for each of the three months ended March 31, 2020 and 2019.

(b)	Reflects the reclassification of certain income tax effects of the Tax Reform Act on items within accumulated other comprehensive loss to retained earnings upon the adoption of FASB guidance.
9) STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
RSUs and PSUs	$48	$43
Stock options	6	8
Compensation cost included in operating and SG&A expense	54	51
Compensation cost included in restructuring and other corporate matters (a)	34	5
Stock-based compensation expense, before income taxes	88	56
Related tax benefit	(16)	(12)
Stock-based compensation expense, net of tax benefit	$72	$44

(a) Reflects accelerations as a result of restructuring activities.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) INCOME TAXES
The (provision) benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2020, we recorded a provision for income taxes of $137 million, reflecting an effective income tax rate of 20.9%. Included in the provision for income taxes is a net tax benefit of $54 million for the tax impact of restructuring and other corporate matters, depreciation on abandoned technology and other discrete tax items, which had a minimal effect on the effective income tax rate for the three months ended March 31, 2020.

For the three months ended March 31, 2019, we recorded a benefit from income taxes of $376 million, reflecting an effective income tax rate of (23.6)%, which included a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations, and a tax provision of $163 million on the sale of the CBS Television City property and sound stage operation (“CBS Television City”). These items, taken together with a net tax benefit of $34 million for restructuring and other corporate matters and gain on marketable securities, reduced the effective income tax rate by 45.8 percentage points for the three months ended March 31, 2019.

On March 27, 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We are currently evaluating the future impact of the CARES Act provisions on our consolidated financial statements.

In March 2020, the UK government passed a resolution increasing the UK corporate income tax rate from 17% to 19% beginning April 1, 2020. The impact of the rate increase will be recorded in our consolidated financial statements when the resolution receives Royal Assent, which is expected to occur later in 2020. We currently estimate the impact of the rate increase to result in a net tax benefit of approximately $100 million, primarily attributable to the adjustment of our UK deferred income tax balances.

ViacomCBS and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For periods prior to the Merger, Viacom and CBS filed separate tax returns. For CBS, the IRS commenced its examination of the 2017 tax year during the fourth quarter of 2019 and commenced its examination of the 2018 tax year in February 2020. For Viacom, the IRS began its examination of the 2014 and 2015 tax years in April 2017. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently believe that it is reasonably possible that the reserve for uncertain tax positions may decrease by $125 million within the next 12 months primarily related to potential resolutions of matters involving multiple tax periods and jurisdictions; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

11) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2020	2019	2020	2019
Components of net periodic cost (a):
Service cost	$7	$7	$1	$—
Interest cost	41	48	3	4
Expected return on plan assets	(48)	(46)	—	—
Amortization of actuarial loss (gain) (b)	26	24	(4)	(4)
Net periodic cost	$26	$33	$—	$—

(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.
The service cost component of net periodic cost is presented in the Consolidated Statements of Operations within operating income and all other components of net periodic cost are presented within “Other items, net.”
12) REDEEMABLE NONCONTROLLING INTERESTS
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the three months ended March 31, 2020 and 2019 is presented below.

	Three Months Ended
	March 31,
	2020	2019
Beginning balance	$254	$239
Net earnings	1	3
Distributions	(4)	(6)
Translation adjustment	(14)	7
Redemption value adjustment	33	10
Ending balance	$270	$253

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

13) REPORTABLE SEGMENTS
The following tables set forth our financial information by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services.

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Advertising	$1,381	$1,967
Affiliate	734	611
Content licensing	797	781
Other	35	47
TV Entertainment	2,947	3,406
Advertising	1,117	1,115
Affiliate	1,463	1,554
Content licensing	278	233
Cable Networks	2,858	2,902
Theatrical	167	172
Home entertainment	174	154
Licensing	442	375
Other	28	29
Filmed Entertainment	811	730
Publishing	170	164
Corporate/Eliminations	(117)	(102)
Total Revenues	$6,669	$7,100

Revenues generated between segments primarily reflect advertising sales and content licensing sales. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended
	March 31,
	2020	2019
Intercompany Revenues:
TV Entertainment	$75	$56
Cable Networks	16	18
Filmed Entertainment	26	35
Total Intercompany Revenues	$117	$109

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We present operating income (loss) excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters and gain on sale of assets, each where applicable, (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

	Three Months Ended
	March 31,
	2020	2019
Adjusted OIBDA:
TV Entertainment	$573	$742
Cable Networks	794	893
Filmed Entertainment	27	38
Publishing	19	19
Corporate/Eliminations	(96)	(102)
Stock-based compensation	(54)	(51)
Depreciation and amortization	(113)	(106)
Restructuring and other corporate matters	(233)	(178)
Gain on sale of assets	—	549
Operating income	917	1,804
Interest expense	(241)	(240)
Interest income	14	19
Gain on marketable securities	—	38
Other items, net	(33)	(28)
Earnings from continuing operations before income taxes and equity in loss of investee companies	657	1,593
(Provision) benefit for income taxes	(137)	376
Equity in loss of investee companies, net of tax	(9)	(18)
Net earnings from continuing operations	511	1,951
Net earnings from discontinued operations, net of tax	8	13
Net earnings (ViacomCBS and noncontrolling interests)	519	1,964
Net earnings attributable to noncontrolling interests	(3)	(5)
Net earnings attributable to ViacomCBS	$516	$1,959

	At	At
	March 31, 2020	December 31, 2019
Assets:
TV Entertainment	$19,260	$19,689
Cable Networks (a)	22,220	22,109
Filmed Entertainment	5,724	5,477
Publishing	1,187	1,262
Corporate/Eliminations	643	967
Discontinued Operations	11	15
Total Assets	$49,045	$49,519

(a) Includes assets held for sale of $23 million at both March 31, 2020 and December 31, 2019.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2020, the outstanding letters of credit and surety bonds approximated $138 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City. In connection with the sale of CBS Television City in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at March 31, 2020 is a liability of $98 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). These lease commitments amount to $75 million as of March 31, 2020, and are presented on the Consolidated Balance Sheet within “Other liabilities”. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Relating to the Merger. Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs (“Lead Plaintiffs”) for the consolidated action. On April 14, 2020, Lead Plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, the CBS board of directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Executive Officer Joseph Ianniello and nominal defendant ViacomCBS Inc. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as Lead Plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom board of directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish (collectively, “Defendants”). The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On March 13, 2020, the Defendants filed pro forma motions to dismiss. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2020, we had pending approximately 31,080 asbestos claims, as compared with approximately 30,950 as of December 31, 2019. During the first quarter of 2020, we received approximately 730 new claims and closed or moved to an inactive docket approximately 600 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2019 and 2018 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $58 million and $45 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2020	2019
Cash paid for interest	$322	$340

Cash paid for income taxes	$55	$197

Noncash additions to operating lease assets	$55	$179

Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may qualify as a variable interest entity (“VIE”). In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Consolidated Balance Sheets include assets and liabilities related to consolidated VIEs totaling $137 million and $32 million, respectively, at March 31, 2020, and $141 million and $22 million, respectively, at December 31, 2019. The consolidated VIEs’ revenues, expenses and operating income were not significant for any period presented.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Acquisition of Miramax
In April 2020, we completed the acquisition of a 49% stake in Miramax, a global film and television studio, for $375 million, which included a cash payment at closing of approximately $150 million, along with a commitment to invest $45 million annually over the next five years, or $225 million, to be used for new film and television productions and working capital. In conjunction with this acquisition, we entered into commercial agreements with Miramax under which we have exclusive, long-term distribution rights to Miramax’s catalog, adding more than 700 titles to our existing library. In addition to maximizing library content distribution, we also have certain rights to co-produce, co-finance and/or distribute new film and television projects. The investment will be accounted for as a consolidated VIE beginning in the second quarter of 2020.

Gain on Sale of Assets
During the first quarter of 2019, we completed the sale of CBS Television City for $750 million. We guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. This transaction resulted in a gain of $549 million ($386 million, net of tax), which included a reduction for the estimated amount payable under the guarantee obligation.

Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $34 million and$40 million for the three months ended March 31, 2020 and 2019, respectively.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of ViacomCBS Inc. should be read in conjunction with the consolidated financial statements and related notes in ViacomCBS Inc.’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019. References in this document to “ViacomCBS,” the “Company,” “we,” “us” and “our” refer to ViacomCBS Inc.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview—The overview section provides a summary of ViacomCBS and our business and operational highlights.

•
Consolidated Results of Operations—The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three months ended March 31, 2020 compared with the three months ended March 31, 2019.

•
Segment Results of Operations—The segment results of operations section provides an analysis of our results on a reportable segment basis for the three months ended March 31, 2020 compared with the three months ended March 31, 2019.

•
Liquidity and Capital Resources—The liquidity and capital resources section provides a discussion of our cash flows for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 and of our outstanding debt, commitments and contingencies existing as of March 31, 2020.

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

Impact of COVID-19
The coronavirus disease (“COVID-19”) pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally, including our business, financial condition and results of operations. As a result of COVID-19, we have experienced adverse effects on our advertising business because of the cancellation or rescheduling of sports events for which we have broadcast rights, and because of weakness in the advertising market as advertisers seek to reduce their own costs in response to the pandemic’s impact on their businesses. In particular, advertising revenues in the first quarter have been affected by the cancellation of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”) and in the second quarter, will be affected by the cancellation or postponement of PGA tournaments. We expect weakness in the advertising market to continue and accelerate during the second quarter as a result of lower demand, particularly in local advertising. We are not able to predict when or whether canceled events will be held in the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

future, or whether advertising revenues from these events, or advertising budgets and the advertising market generally, will return or be comparable to historical levels. In addition, our theatrical revenues have been negatively impacted by the closure or reduction in capacity of movie theaters that show our films, either voluntarily or as a result of government orders or quarantines in response to COVID-19. We do not expect to release any new movies in the second quarter or until theaters reopen. We are not able to predict when movie theaters will be reopened, whether consumers will attend these venues at the same levels they previously did, and whether revenues from theatrical releases will be comparable to historical levels. We have also experienced production delays in our television and film programming, and we are not able to predict when production will resume, and, in some cases, whether production will resume at all. As a result, content licensing revenues in the second quarter are expected to be negatively impacted by delays in the timing of deliveries of productions for third parties. In addition, as licensees implement austerity measures and aim to reduce costs, we may experience lower demand for the licensing of our programming in the near term. COVID-19 could also have a negative impact on our affiliate revenues, as consumers may seek to reduce discretionary spending by cutting back or foregoing subscriptions to cable television or other multichannel video programming distributors (“MVPDs”) and virtual MVPDs.

The impact of COVID-19 could be material to our business, financial condition and results of operations. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19. Even after COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Due to the evolving and uncertain nature of the pandemic, we are not able to estimate the full extent of the impact on our business, financial condition and results of operations, particularly over the near to medium term.

While COVID-19 has negatively impacted parts of our business, we have seen increased viewership across our broadcast and cable properties and are utilizing our deep library of content to mitigate its impact. We are also working proactively to offset a portion of anticipated revenue losses through cost-savings initiatives. In addition, results for the second half of the year are expected to benefit from increased political advertising revenues associated with the U.S. Presidential election. We have taken steps to strengthen our financial position during this period of market uncertainty, such as the issuance of long-term debt and redemption of near-term debt discussed below under “Liquidity and Capital Resources,” and we will continue to actively monitor the potential impact of COVID-19 and related events on the commercial paper and credit markets.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operational Highlights - Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

Consolidated results of operations			Increase/(Decrease)
Three Months Ended March 31,	2020	2019	$	%
GAAP:
Revenues	$6,669	$7,100	$(431)	(6)%
Operating income	$917	$1,804	$(887)	(49)%
Net earnings from continuing operations attributable to ViacomCBS	$508	$1,946	$(1,438)	(74)%
Diluted EPS from continuing operations attributable to ViacomCBS	$.82	$3.15	$(2.33)	(74)%
Net cash flow provided by operating activities	$356	$929	$(573)	(62)%

Non-GAAP: (a)
Adjusted OIBDA	$1,263	$1,539	$(276)	(18)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$699	$898	$(199)	(22)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$1.13	$1.46	$(.33)	(23)%
Free cash flow	$305	$862	$(557)	(65)%
(a) See pages 33-34 and 46-47 for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the three months ended March 31, 2020, revenues decreased 6% to $6.67 billion, driven by the comparison against CBS’ broadcasts of Super Bowl LIII and the NCAA Tournament in the first quarter of 2019. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the National Football League (“NFL”) and the 2020 NCAA Tournament, which was scheduled to be broadcast on CBS in the first quarter of 2020, was canceled as a result of concerns about COVID-19. These decreases were partially offset by higher content licensing revenues and growth from our streaming services, including CBS All Access, Pluto TV and the Showtime streaming subscription offering (“Showtime OTT”). Revenues from our domestic streaming and digital video business grew 51% to $471 million for the three months ended March 31, 2020.

Operating income for the three months ended March 31, 2020 decreased 49% from the same prior-year period. This comparison was impacted by items identified as affecting comparability, including costs for restructuring and other corporate matters and a gain on the sale of assets in the first quarter of 2019. See “Reconciliation of Non-GAAP Measures” below. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) decreased 18%, primarily reflecting the decline in revenues, partially offset by lower operating expenses.

For the three months ended March 31, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted earnings per share (“EPS”) from continuing operations each decreased 74% from the same prior-year period. These comparisons were impacted by the aforementioned items affecting comparability as well as discrete tax items, which for the first quarter of 2019 reflected a deferred tax benefit of $768 million, or $1.24 per diluted share, resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. Adjusted net earnings from continuing operations attributable to ViacomCBS decreased 22% and adjusted diluted EPS decreased 23%, reflecting the lower Adjusted OIBDA. Adjusted OIBDA, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations are non-GAAP financial measures. See pages 33 - 34 for details of the items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

We generated operating cash flow of $356 million for the three months ended March 31, 2020 compared with $929 million for the three months ended March 31, 2019. Free cash flow for the three months ended March 31, 2020 was $305 million compared with $862 million for the same prior-year period. These decreases primarily reflected lower revenue collections, including the comparison against the broadcast of the Super Bowl in the first quarter of 2019, an increased investment in content and higher payments for restructuring and merger-related costs. These decreases were partially offset by lower payments for income taxes in the first quarter of 2020. Operating cash flow and free cash flow for the three months ended March 31, 2020 and 2019 included payments for restructuring and merger-related costs of $173 million and $48 million, respectively. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” on pages 46 - 47 for a reconciliation of net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.
Reconciliation of Non-GAAP Measures
Results for the three months ended March 31, 2020 and 2019 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before income taxes, (provision) benefit for income taxes, net earnings from continuing operations attributable to ViacomCBS or diluted EPS from continuing operations, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended
	March 31,
	2020	2019
Operating income (GAAP)	$917	$1,804
Depreciation and amortization (a)	113	106
Restructuring and other corporate matters (b)	233	178
Gain on sale of assets (b)	—	(549)
Adjusted OIBDA (Non-GAAP)	$1,263	$1,539
(a) 2020 includes accelerated depreciation of $12 million for technology that was abandoned in connection with synergy plans related to the Merger.
(b) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$657	$(137)	$508	$.82
Items affecting comparability:
Restructuring and other corporate matters (a)	233	(47)	186	.30
Depreciation of abandoned technology (b)	12	(3)	9	.02
Discrete tax items	—	(4)	(4)	(.01)
Adjusted (Non-GAAP)	$902	$(191)	$699	$1.13
(a) Primarily reflects severance and exit costs as well as other costs related to the Merger.
(b) Reflects accelerated depreciation for technology that was abandoned in connection with synergy plans related to the Merger.

	Three Months Ended March 31, 2019
	Earnings from Continuing Operations Before Income Taxes	Benefit (Provision) for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,593	$376	$1,946	$3.15
Items affecting comparability:
Restructuring and other corporate matters (a)	178	(43)	135	.22
Gain on sale of assets (b)	(549)	163	(386)	(.63)
Gain on marketable securities	(38)	9	(29)	(.04)
Discrete tax items (c)	—	(768)	(768)	(1.24)
Adjusted (Non-GAAP)	$1,184	$(263)	$898	$1.46
(a) Reflects severance and exit costs as well as costs associated with the settlement of a commercial dispute and other legal proceedings involving the Company.
(b) Reflects a gain on the sale of the CBS Television City property and sound stage operation (“CBS Television City”).
(c) Reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations.
Consolidated Results of Operations

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2020		2019		$	%
Advertising	$2,484	37%	$3,066	43%	$(582)	(19)%
Affiliate	2,197	33	2,165	31	32	1
Content licensing	1,594	24	1,465	21	129	9
Theatrical	167	2	172	2	(5)	(3)
Publishing	170	3	164	2	6	4
Other	57	1	68	1	(11)	(16)
Total Revenues	$6,669	100%	$7,100	100%	$(431)	(6)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Advertising
For the three months ended March 31, 2020, the 19% decrease in advertising revenues was driven by the comparison against CBS’ broadcasts of Super Bowl LIII and the NCAA Tournament in the first quarter of 2019. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the NFL. The 2020 NCAA Tournament, which was scheduled to be broadcast on CBS in the first quarter of 2020, was canceled as a result of concerns about COVID-19. Taken together, these two events had an unfavorable impact of 21 percentage points on the advertising revenue comparison. Domestic advertising revenues decreased 20% to $2.23 billion for the first quarter of 2020 from $2.78 billion for the same prior-year period, as a result of the aforementioned sporting events as well as lower linear impressions at our cable networks. These decreases were partially offset by growth from our domestic streaming and digital video business, including Pluto TV, as well as higher political advertising revenues. International advertising revenues for the three months ended March 31, 2020 decreased 12% to $255 million from $291 million for the same prior-year period, reflecting the unfavorable impact of foreign exchange rate changes as well as softness in the UK market. Foreign exchange rate changes had an unfavorable impact of 1 percentage point on the total advertising revenues comparison and 10 percentage points on the international advertising revenues comparison.

Affiliate
For the three months ended March 31, 2020, affiliate revenues increased 1%, reflecting growth from station affiliation fees and retransmission fees, driven by annual contractual increases and contract renewals with television stations affiliated with the CBS Television Network, MVPDs and virtual MVPDs, as well as growth from our streaming services, including CBS All Access and Showtime OTT, driven by subscriber growth. These increases were partially offset by lower cable affiliate fees, mainly resulting from subscriber declines. Domestic affiliate revenues increased 3% to $2.05 billion from $1.99 billion for the same prior-year period, while international affiliate revenues decreased 12% to $151 million from $172 million for the first quarter of 2019, driven by the unfavorable impact of foreign exchange rate changes. Foreign exchange rate changes had an unfavorable impact of 1 percentage point on the total affiliate revenues comparison and 8 percentage points on the international affiliate revenues comparison.

Content Licensing
For the three months ended March 31, 2020, content licensing revenues increased 9%, primarily reflecting higher revenues from the production of programming for third parties, including the series Defending Jacob, 13 Reasons Why and Most Dangerous Game.

Theatrical
For the three months ended March 31, 2020, theatrical revenues decreased 3%, driven by the benefit to the prior year’s first quarter from the continued success of the 2018 release of Bumblebee, partially offset by the stronger performance of first quarter releases in 2020, led by Sonic the Hedgehog, compared to releases in the same quarter last year. In addition, theatrical revenues for the first quarter of 2020 were impacted by the postponement of the theatrical release of A Quiet Place Part II and the earlier-than-expected move of Sonic the Hedgehog to the home entertainment market due to COVID-19. Domestic theatrical revenues increased 27%, while international theatrical revenues decreased 22%. Foreign exchange rate changes had an unfavorable impact of 2 percentage points on the total theatrical revenues comparison and 3 percentage points on the international theatrical revenues comparison.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing
For the three months ended March 31, 2020, publishing revenues increased 4%, driven by higher sales of electronic and digital audio books.

Other
For the three months ended March 31, 2020, other revenues decreased 16%, primarily reflecting lower revenues from the rental of our production facilities as a result of the sale of CBS Television City in January 2019.

Operating Expenses

	Three Months Ended March 31,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2020		2019		$	%
Production	$1,654	41%	$1,496	35%	$158	11%
Programming	973	24	1,450	34	(477)	(33)
Participation, distribution and royalty	878	21	789	19	89	11
Other	560	14	513	12	47	9
Total Operating Expenses	$4,065	100%	$4,248	100%	$(183)	(4)%
Production
For the three months ended March 31, 2020, the 11% increase in production expenses reflects an increased investment in content, including for original series produced for distribution on our and third-party platforms.

Programming
For the three months ended March 31, 2020, the 33% decrease in programming expenses was driven by lower sports programming costs, mainly from CBS’ broadcasts of the Super Bowl and the NCAA Tournament in the first quarter of 2019. The Super Bowl is broadcast on CBS on a rotating basis with other networks through the 2022 season under the current contract with the NFL. The 2020 NCAA Tournament, which was scheduled to be broadcast on CBS in the first quarter of 2020, was canceled as a result of concerns about COVID-19.
Participation, Distribution and Royalty
For the three months ended March 31, 2020, participation, distribution and royalty costs increased 11%, driven by higher participation costs associated with the increase in content licensing revenues, as well as higher participation and distribution costs associated with theatrical releases, including Sonic the Hedgehog, and A Quiet Place Part II, which was postponed from theatrical release due to the impact of COVID-19.

Other
Other operating expenses primarily include overhead costs associated with operating departments, including compensation expense, revenue-sharing costs and costs associated with book sales, including printing and warehousing. For the three months ended March 31, 2020, the 9% increase in other operating expenses was driven by higher revenue-sharing costs associated with the growth in retransmission and digital revenues and higher costs at CBS News as a result of unscheduled news broadcasts and political coverage.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
Selling, general and administrative expenses	$1,341	$1,313	2%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. For the three months ended March 31, 2020, SG&A expenses increased 2%, reflecting costs associated with Pluto TV and Pop TV, which were acquired during the first quarter of 2019, partially offset by lower advertising costs for programming on our cable networks.

Depreciation and Amortization

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
Depreciation and amortization	$113	$106	7%

Depreciation expense for the three months ended March 31, 2020 included accelerated depreciation of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger.

Restructuring and Other Corporate Matters
During the three months ended March 31, 2020 and 2019, we recorded costs for restructuring and other corporate matters as follows:

	Three Months Ended
	March 31,
	2020	2019
Severance	$176	$98
Exit costs	26	30
Restructuring charges	202	128
Merger-related costs	31	—
Other corporate matters	—	50
Restructuring and other corporate matters	$233	$178

During the three months ended March 31, 2020, we recorded restructuring charges of $202 million associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges primarily reflect severance costs and the acceleration of stock-based compensation. During the three months ended March 31, 2019, we recorded restructuring charges of $128 million, primarily for severance costs associated with a restructuring plan initiated in the first quarter of 2019 under which severance payments are being provided to certain eligible employees who voluntarily elected to participate. Restructuring charges for the three months ended March 31, 2020 and 2019 also included exit costs resulting from the termination of contractual obligations.

In addition, for the three months ended March 31, 2020, we incurred merger-related costs of $31 million, consisting of transaction-related bonuses and professional fees mainly associated with integration activities. During the three months ended March 31, 2019, we incurred costs of $50 million, primarily in connection with the settlement of a commercial dispute and other legal proceedings involving the Company.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Gain on Sale of Assets
During the first quarter of 2019, we completed the sale of CBS Television City for $750 million, resulting in a gain of $549 million ($386 million, net of tax).

Interest Expense/Income

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
Interest expense	$(241)	$(240)	—%
Interest income	$14	$19	(26)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of March 31, 2020 and 2019:

	At March 31,
		Weighted Average		Weighted Average
	2020	Interest Rate	2019	Interest Rate
Total long-term debt	$17,982	4.70%	$18,287	4.70%
Commercial paper	$312	2.18%	$—	n/a
Short-term bank borrowings	$200	2.45%	$—	n/a
n/a - not applicable
Gain on Marketable Securities
For the three months ended March 31, 2019, we recorded a gain of $38 million from changes in the fair value of marketable securities. During the first quarter of 2020, we sold marketable securities for proceeds of $146 million.

Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended March 31,
	2020	2019
Pension and postretirement benefit costs	$(18)	$(27)
Foreign exchange losses	(16)	(5)
Other	1	4
Other items, net	$(33)	$(28)
(Provision) Benefit for Income Taxes
The (provision) benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2020, we recorded a provision for income taxes of $137 million, reflecting an effective income tax rate of 20.9%. Included in the provision for income taxes is a net tax benefit of $54 million for the tax impact of restructuring and other corporate matters, depreciation on abandoned technology and other discrete tax items, which had a minimal effect on the effective income tax rate for the three months ended March 31, 2020.
For the three months ended March 31, 2019, we recorded a benefit from income taxes of $376 million, reflecting an effective income tax rate of (23.6)%, which included a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

operations, and a tax provision of $163 million on the sale of CBS Television City. These items, taken together with a net tax benefit of $34 million for restructuring and other corporate matters and gain on marketable securities, reduced the effective income tax rate by 45.8 percentage points for the three months ended March 31, 2019.

On March 27, 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We are currently evaluating the future impact of the CARES Act provisions on our consolidated financial statements.

In March 2020, the UK government passed a resolution increasing the UK corporate income tax rate from 17% to 19% beginning April 1, 2020. The impact of the rate increase will be recorded in our consolidated financial statements when the resolution receives Royal Assent, which is expected to occur later in 2020. We currently estimate the impact of the rate increase to result in a net tax benefit of approximately $100 million, primarily attributable to the adjustment of our UK deferred income tax balances.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
Equity in loss of investee companies	$(16)	$(23)	30%
Tax benefit	7	5	40
Equity in loss of investee companies, net of tax	$(9)	$(18)	(50)%

Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
Net earnings from continuing operations attributable to ViacomCBS	$508	$1,946	(74)%
Diluted EPS from continuing operations attributable to ViacomCBS	$.82	$3.15	(74)%
For the three months ended March 31, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 74%, primarily driven by the benefit in the first quarter of 2019 from the gain of $549 million ($386 million, net of tax, or $.63 per diluted share) on the sale of CBS Television City and the aforementioned tax benefit of $768 million, or $1.24 per diluted share.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters and gain on sale of assets, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. The reconciliation of Adjusted OIBDA to our consolidated net earnings is presented in Note 13 to the consolidated financial statements.

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2020		2019		$	%
Revenues:
TV Entertainment	$2,947	44%	$3,406	48%	$(459)	(13)%
Cable Networks	2,858	43	2,902	41	(44)	(2)
Filmed Entertainment	811	12	730	10	81	11
Publishing	170	3	164	2	6	4
Corporate/Eliminations	(117)	(2)	(102)	(1)	(15)	(15)
Total Revenues	$6,669	100%	$7,100	100%	$(431)	(6)%

	Three Months Ended March 31,
			Increase/(Decrease)
	2020	2019	$	%
Adjusted OIBDA:
TV Entertainment	$573	$742	$(169)	(23)%
Cable Networks	794	893	(99)	(11)
Filmed Entertainment	27	38	(11)	(29)
Publishing	19	19	—	—
Corporate/Eliminations	(96)	(102)	6	6
Stock-based compensation	(54)	(51)	(3)	(6)
Total Adjusted OIBDA	1,263	1,539	(276)	(18)
Depreciation and amortization	(113)	(106)	(7)	(7)
Restructuring and other corporate matters	(233)	(178)	(55)	n/m
Gain on sale of assets	—	549	(549)	n/m
Total Operating Income	$917	$1,804	$(887)	(49)%
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

	Three Months Ended March 31,
			Increase/(Decrease)
TV Entertainment	2020	2019	$	%
Advertising	$1,381	$1,967	$(586)	(30)%
Affiliate	734	611	123	20
Content licensing	797	781	16	2
Other	35	47	(12)	(26)
Revenues	$2,947	$3,406	$(459)	(13)%

Adjusted OIBDA	$573	$742	$(169)	(23)%
Revenues
For the three months ended March 31, 2020, the 13% decrease in TV Entertainment revenues was mainly driven by lower advertising revenues as a result of the comparison against CBS’ broadcasts of tentpole sporting events in the first quarter of 2019, partially offset by growth in affiliate revenues.

Advertising
The 30% decrease in advertising revenues was driven by CBS’ broadcasts of Super Bowl LIII and the NCAA Tournament in the first quarter of 2019. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the NFL. The 2020 NCAA Tournament, which was scheduled to be broadcast on CBS in the first quarter of 2020, was canceled as a result of concerns about COVID-19. Taken together, these two events had an unfavorable impact of 34 percentage points on the advertising revenue comparison. This impact was partially offset by higher political advertising sales and the broadcast of an additional NFL playoff game on CBS in the first quarter of 2020.

Affiliate
Affiliate revenues grew 20%, reflecting 18% growth in station affiliation fees and retransmission revenues, as well as subscriber growth at CBS All Access.
Content Licensing
Content licensing revenues increased 2%, driven by higher revenues from the production of programming for our owned cable networks as well as to third parties, including 68 Whiskey and Most Dangerous Game. These increases were partially offset by lower revenues from the domestic licensing of library titles.

Other
Other revenues decreased 26%, primarily reflecting lower revenues from the rental of our production facilities as a result of the sale of CBS Television City in January 2019.

Adjusted OIBDA
Adjusted OIBDA decreased 23% as a result of the comparison against the broadcast of major sporting events in the first quarter of 2019, lower profits from the mix of programming under licensing arrangements and an increased investment in content.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks (Showtime Networks, Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV, Smithsonian Networks, ViacomCBS Networks International, Network 10, Channel 5, Telefe and Pluto TV)

	Three Months Ended March 31,
			Increase/(Decrease)
Cable Networks	2020	2019	$	%
Advertising	$1,117	$1,115	$2	—%
Affiliate	1,463	1,554	(91)	(6)
Content licensing	278	233	45	19
Revenues	$2,858	$2,902	$(44)	(2)%

Adjusted OIBDA	$794	$893	$(99)	(11)%
Revenues
For the three months ended March 31, 2020, Cable Networks revenues decreased 2% from the same prior-year period. Domestic revenues remained substantially flat compared with the same prior-year quarter as higher advertising and content licensing revenues were offset by a decline in affiliate revenues. International revenues decreased 7% as a result of an 8-percentage point unfavorable impact of foreign exchange rate changes.

Advertising
Advertising revenues were substantially flat and included a 3-percentage point unfavorable impact of foreign exchange rate changes. Domestic advertising revenues increased 4% reflecting growth from streaming and digital video advertising, including revenues from Pluto TV, which was acquired in March 2019. The domestic advertising growth also reflects higher pricing and the results of Pop TV. We began consolidating Pop TV in March 2019 when we acquired the 50% stake we did not own, which brought our ownership to 100%. These increases were partially offset by lower linear impressions. International advertising revenues decreased 12%, mainly reflecting the unfavorable impact of foreign exchange rate changes of 10 percentage points, as well as softness in the UK market.

Affiliate
Affiliate revenues decreased 6%, which included a 1-percentage point unfavorable impact from foreign exchange rate changes. Domestic affiliate revenues decreased 5%, primarily driven by declines in traditional MVPD subscribers at our cable networks. These declines were partially offset by growth in subscription services, including Showtime OTT, and the inclusion of the results of Pop TV. International affiliate revenues decreased 13%, including an 8-percentage point unfavorable impact of foreign exchange rate changes. As of March 31, 2020, Showtime subscriptions, including Showtime OTT, totaled approximately 27 million.

Content Licensing
The 19% increase in content licensing revenues was the result of increased revenues from the production of programming for third parties mainly from To All the Boys: P.S. I Still Love You, and revenues from the licensing of programming to subscription video-on-demand (“SVOD”) providers. These increases were partially offset by the unfavorable impact of foreign exchange rate changes of 3 percentage points.

Adjusted OIBDA
Adjusted OIBDA decreased 11%, driven by the decline in revenues and incremental costs associated with Pluto TV and Pop TV, which were acquired in the first quarter of 2019.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television Studios)

	Three Months Ended March 31,
			Increase/(Decrease)
Filmed Entertainment	2020	2019	$	%
Theatrical	$167	$172	$(5)	(3)%
Home entertainment	174	154	20	13
Licensing	442	375	67	18
Other	28	29	(1)	(3)
Revenues	$811	$730	$81	11%

Adjusted OIBDA	$27	$38	$(11)	(29)%

Revenues
For the three months ended March 31, 2020, the 11% increase in Filmed Entertainment revenues reflects growth in home entertainment and licensing revenues. Foreign exchange rate changes had a 1-percentage point unfavorable impact on the revenue comparison.

Theatrical
Theatrical revenues decreased 3% driven by the benefit to the prior year’s first quarter from the continued success of the 2018 release of Bumblebee, partially offset by a stronger performance of first quarter releases in 2020, led by Sonic the Hedgehog, compared to releases in the same quarter last year. In addition, theatrical revenues for the first quarter of 2020 were impacted by the postponement of the theatrical release of A Quiet Place Part II and the earlier-than-expected move of Sonic the Hedgehog to the home entertainment market due to COVID-19. Foreign exchange rate changes had a 2-percentage point unfavorable impact on the theatrical revenues comparison.

Home Entertainment
The 13% increase in home entertainment revenues was driven by the mix of titles in release and higher sales of catalog titles. Current quarter revenues benefited from the release of Terminator: Dark Fate, as well as revenues from Gemini Man, which was released in the home entertainment market in late 2019, while the prior-year quarter benefited from Instant Family and Mission: Impossible-Fallout. Foreign exchange rate changes had a 1-percentage point unfavorable impact on the home entertainment revenue comparison.

Licensing
The 18% increase in licensing revenues was primarily due to higher revenues from the production of television programming for SVOD providers, including Defending Jacob and 13 Reasons Why and from the current quarter SVOD release of Lovebirds. This increase was partially offset by lower revenues from the licensing of music rights.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA decreased 29% reflecting higher distribution expenses associated with theatrical releases, including Sonic the Hedgehog, and A Quiet Place Part II, which was postponed due to COVID-19, partially offset by higher profits from the licensing of television programming. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of print and advertising expenses, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Publishing (Simon & Schuster)

	Three Months Ended March 31,
			Increase/(Decrease)
Publishing	2020	2019	$	%
Revenues	$170	$164	$6	4%

Adjusted OIBDA	$19	$19	$—	—%

Revenues
For the three months ended March 31, 2020, the 4% increase in revenues primarily reflects higher digital audio and electronic book sales. Bestselling titles for the first quarter of 2020 included If It Bleeds by Stephen King and Chain of Gold by Cassandra Clare.

Adjusted OIBDA
Adjusted OIBDA was flat with the same prior-year period as the increase in revenues was offset by higher costs associated with the higher sales and the mix of titles.
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, leases, interest payments, income tax payments and pension funding obligations. Our investing and financing spending includes capital expenditures, investments and acquisitions, share repurchases, dividends and principal payments on our outstanding indebtedness. We believe that our operating cash flows; cash and cash equivalents; borrowing capacity under our $3.50 billion Credit Facility described below, as well as access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Our funding for short-term and long-term obligations will come primarily from cash flows from operating activities. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. We routinely assess our capital structure and opportunistically enter into transactions to lower our interest expense, which could result in a charge from the early extinguishment of debt.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Funding for our long-term debt obligations due over the next five years of $6.50 billion as of March 31, 2020 is expected to come from our ability to refinance our debt and cash generated from operating activities. In April 2020, we issued $1.25 billion of 4.75% senior notes due 2025 and $1.25 billion of 4.95% senior notes due 2031. The net proceeds from this issuance will be used for general corporate purposes, including, but not limited to, repayment of borrowings. Also in April 2020, we announced the full redemption of our $300 million of 4.30% senior notes due February 15, 2021, which were redeemed on May 4, 2020, and the full redemption of our $500 million of 4.50% senior notes due March 1, 2021, which will be redeemed on May 18, 2020.

COVID-19 could have a negative impact on our financial condition or our ability to fund operations or future investment opportunities due to an increase in the cost of or difficulty in obtaining debt or equity financing, refinancing our debt, or our ability to comply with the leverage covenant in our Credit Facility in the future. The magnitude of the impact could be material to our business, financial condition and results of operations and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.

Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
Cash flow provided by operating activities	$356	$929	$(573)
Cash flow provided by investing activities	49	219	(170)
Cash flow used for financing activities	(479)	(1,018)	539
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	1	(30)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(103)	$131	$(234)
Operating Activities. For the three months ended March 31, 2020, the decrease in cash flow provided by operating activities was primarily driven by lower revenue collections, including the comparison against the broadcast of the Super Bowl in the first quarter of 2019, a higher investment in content and higher payments for restructuring and merger-related costs. These decreases were partially offset by lower payments for income taxes in the first quarter of 2020. Operating cash flow included payments for restructuring and merger-related costs of $173 million in the first quarter of 2020 compared to $48 million in the same prior-year period.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

	Three Months Ended March 31,
	2020	2019
Investments (a)	$(46)	$(99)
Capital expenditures	(51)	(67)
Acquisitions, net of cash acquired (b)	—	(359)
Proceeds from dispositions (c)	146	741
Other investing activities	—	3
Cash flow provided by investing activities	$49	$219
(a) Primarily includes our investment in The CW.
(b) 2019 reflects the acquisition of Pluto Inc. and the remaining 50% interest in Pop TV, a general entertainment cable network.
(c) 2020 reflects the sale of marketable securities. 2019 reflects the sale of CBS Television City.
Financing Activities

	Three Months Ended March 31,
	2020	2019
Repayments of short-term debt borrowings, net	$(186)	$(674)
Proceeds from issuance of senior notes	—	493
Repayment of notes and debentures	—	(600)
Dividends	(152)	(150)
Repurchase of the Company’s Class B Common Stock	(58)	(14)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(50)	(41)
Other financing activities	(33)	(32)
Cash flow used for financing activities	$(479)	$(1,018)
Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow reflects our net cash flow provided by operating activities less capital expenditures. Our calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to our operations. Our net cash flow provided by operating activities is the most directly comparable GAAP financial measure.

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

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by operating activities as a measure of liquidity or

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

net earnings as a measure of operating performance. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

The following table presents a reconciliation of our net cash flow provided by operating activities to free cash flow.

	Three Months Ended
	March 31,
	2020	2019
Net cash flow provided by operating activities (GAAP)	$356	$929
Capital expenditures	(51)	(67)
Free cash flow (Non-GAAP)	$305	$862
Dividends
During the first quarter of 2020, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million, which were paid on April 1, 2020.

Share Repurchase Program
During the first quarter of 2020, we repurchased 1.3 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share. At March 31, 2020, $2.36 billion of authorization remained under the share repurchase program.
Capital Structure
The following table sets forth our debt.

	At	At
	March 31, 2020	December 31, 2019
Commercial paper	$312	$699
Short-term bank borrowings	200	—
Senior debt (2.250%-7.875% due 2021-2045)	16,696	16,690
Junior debt (5.875%-6.250% due 2057)	1,286	1,286
Obligations under finance leases	43	44
Total debt (a)	18,537	18,719
Less commercial paper	312	699
Less short-term bank borrowings	200	—
Less current portion of long-term debt	20	18
Total long-term debt, net of current portion	$18,005	$18,002
(a) At March 31, 2020 and December 31, 2019, the senior debt balances included (i) a net unamortized discount of $406 million and $412 million, respectively, (ii) unamortized deferred financing costs of $90 million and $92 million at March 31, 2020 and December 31, 2019, respectively, and (iii) a $6 million decrease in the carrying value of the debt relating to previously settled fair value hedges at both March 31, 2020 and December 31, 2019. The face value of our total debt was $19.04 billion and $19.23 billion at March 31, 2020 and December 31, 2019, respectively.
In April 2020, we issued $1.25 billion of 4.75% senior notes due 2025 and $1.25 billion of 4.95% senior notes due 2031. The net proceeds from this issuance will be used for general corporate purposes, including, but not limited to, repayment of borrowings. Also in April 2020, we announced the full redemption of our $300 million of 4.30% senior notes due February 15, 2021, which were redeemed on May 4, 2020, and the full redemption of our $500

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

million of 4.50% senior notes due March 1, 2021, which will be redeemed on May 18, 2020. At March 31, 2020, we classified these senior notes of $800 million as long-term debt on the Consolidated Balance Sheet, reflecting our intent and ability to refinance these notes on a long-term basis.

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

Commercial Paper
In January 2020, our commercial paper program was increased to $3.50 billion from $2.50 billion in conjunction with the new $3.50 billion revolving credit facility described below. We had outstanding commercial paper borrowings under our commercial paper program of $312 million and $699 million at March 31, 2020 and December 31, 2019, respectively, each with maturities of less than 90 days. The weighted average interest rate for these borrowings was 2.18% and 2.07% at March 31, 2020 and December 31, 2019, respectively.

Credit Facility
In January 2020, the $2.50 billion revolving credit facility held by CBS prior to the Merger (the “CBS Credit Facility”), with a maturity in June 2021, was terminated and the $2.50 billion revolving credit facility held by Viacom prior to the Merger (the “Viacom Credit Facility”), with a maturity in February 2024, was amended and restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper outstanding, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at our option at the time of each borrowing and are based generally on the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of March 31, 2020.
At March 31, 2020, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Short-Term Bank Borrowings
At March 31, 2020, we had $200 million of short-term bank borrowings outstanding under our uncommitted lines of credit with a weighted average interest rate of 2.45%, which were repaid in April 2020.
Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2020, the outstanding letters of credit and surety bonds approximated $138 million and were not recorded on the Consolidated Balance Sheet.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

CBS Television City. In connection with the sale of CBS Television City in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at March 31, 2020 is a liability of $98 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). These lease commitments amount to $75 million as of March 31, 2020, and are presented on the Consolidated Balance Sheet within “Other liabilities”. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Relating to the Merger. Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs (“Lead Plaintiffs”) for the consolidated action. On April 14, 2020, Lead Plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, the CBS board of directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and nominal defendant ViacomCBS Inc. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as Lead Plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom board of directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish (collectively, “Defendants”). The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On March 13, 2020, the Defendants filed pro forma motions to dismiss. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2020, we had pending approximately 31,080 asbestos claims, as compared with approximately 30,950 as of December 31, 2019. During the first quarter of 2020, we received approximately 730 new claims and closed or moved to an inactive docket approximately 600 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2019 and 2018 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $58 million and $45 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
Related Parties
See Note 4 to the consolidated financial statements.
Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
See Note 1 to the consolidated financial statements.

Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for a discussion of our critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of ViacomCBS to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: the impact of the COVID-19 pandemic (and other widespread health emergencies or pandemics) and measures taken in response thereto, technological developments, alternative content offerings and their effects in our markets and on consumer behavior; the impact on our advertising revenues of changes in consumers’ content viewership, deficiencies in audience measurement and advertising market conditions; the public acceptance of our brands, programming, films, published content and other entertainment content on the various platforms on which they are distributed; increased costs for programming, films and other rights; the loss of key talent; competition for content, audiences, advertising and distribution in consolidating industries; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; the risks and costs associated with the integration of the CBS Corporation and Viacom Inc. businesses and investments in new businesses, products, services and technologies; evolving cybersecurity and similar risks; the failure, destruction or breach of critical satellites or facilities; content theft; domestic and global political, economic and/or regulatory factors affecting our businesses generally; volatility in capital markets or a decrease in our debt ratings; strikes and other union activity; fluctuations in our results due to the timing, mix, number and availability of our films and other programming; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming; liabilities

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

related to discontinued operations and former businesses; and potential conflicts of interest arising from our ownership structure with a controlling stockholder. These risks, uncertainties and other factors are discussed in the risk factors disclosed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020. Other risks may be described in our news releases and other filings with the SEC, including but not limited to our Current Reports on Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this document and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures.
Our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Note 14 to the consolidated financial statements appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q under the caption “Legal Matters” is incorporated by reference herein.

Item 1A.	Risk Factors.

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, the following risk factor could have a material adverse effect on our business, financial condition and results of operations.

The coronavirus disease (COVID-19) pandemic has disrupted and it (and other pandemics) may continue to disrupt our business, which could have a material adverse effect on our business, financial condition and results of operations.
The coronavirus disease (“COVID-19”) pandemic has negatively impacted, and it (and other widespread health emergencies or pandemics) may continue to negatively impact, the macroeconomic environment in the United States and globally, including our business, financial condition and results of operations. Federal, state and local governmental authorities in the United States and foreign governments around the world have implemented numerous policies and initiatives to try and reduce the transmission of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders and business shutdowns. The difficult macroeconomic environment, which may include increased and prolonged unemployment or a decline in consumer confidence as a result of COVID-19, and any resulting recession or slowed economic growth, as well as changes in consumer behavior in response to the pandemic, may have a negative impact on our business, financial condition and results of operations.
As a result of COVID-19, we have experienced adverse effects on our advertising business because of the cancellation or rescheduling of sports events for which we have broadcast rights, and because of weakness in the advertising market as advertisers seek to reduce their own costs in response to the pandemic’s impact on their businesses. We are not able to predict when or whether such events will be held in the future, or whether advertising revenues from these events, or advertising budgets and the advertising market generally, will return or be comparable to historical levels. In addition, our theatrical revenues have been negatively impacted by the closure or reduction in capacity of movie theaters that show our films, either voluntarily or as a result of government orders or quarantines in response to COVID-19. We are not able to predict when movie theaters will be reopened, whether consumers will attend these venues at the same levels they previously did, and whether revenues from theatrical releases will be comparable to historical levels. We have also experienced production delays in our television and film programming, and we are not able to predict when production will resume, and in some cases, whether production will resume at all.
In addition, COVID-19 could impact our business, financial condition and results of operations in a number of other ways, including, but not limited to:

•
negative impact on our affiliate revenues, as consumers may seek to reduce discretionary spending by cutting back or foregoing subscriptions to cable television or other multichannel video programming distributors (“MVPDs”) and virtual MVPDs, and our content licensing revenues, as our customers implement austerity measures;

•
negative impact on our financial condition or our ability to fund operations or future investment opportunities due to an increase in the cost or difficulty in obtaining debt or equity financing, or refinancing our debt in the future, or our ability to comply with the leverage covenant in our Credit Facility;

•	impairments of our programming and other inventory, goodwill and other indefinite-lived intangible assets, and other long-lived assets; and

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online activity.

The impact of COVID-19 could be material to our business, financial condition and results of operations. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19. Even after COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. The impact that COVID-19 will have on our business, financial condition and results of operations could also exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. Below is a summary of our purchases of our Class B Common Stock during the three months ended March 31, 2020.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorization
January 1, 2020 - January 31, 2020	1.3	$38.63	1.3	$2,357
February 1, 2020 - February 29, 2020	—	$—	—	$2,357
March 1, 2020 - March 31, 2020	—	$—	—	$2,357
Total	1.3	$38.63	1.3	$2,357

Item 6.	Exhibits.

Exhibit No.		Description of Document
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

VIACOMCBS INC. (Registrant)

Date: May 7, 2020	/s/ Christina Spade
Christina Spade Executive Vice President, Chief Financial Officer

Date: May 7, 2020	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer