Form 10-Q
period 2020-06-30
ViacomCBS Inc.
filed 2020-08-06
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at August 3, 2020:
Class A Common Stock, par value $.001 per share— 52,266,444
Class B Common Stock, par value $.001 per share— 563,771,436

VIACOMCBS INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$6,275	$7,143	$12,944	$14,243
Costs and expenses:
Operating	3,485	4,210	7,550	8,458
Selling, general and administrative	1,222	1,371	2,563	2,684
Depreciation and amortization	124	109	237	215
Restructuring and other corporate matters	158	7	391	185
Total costs and expenses	4,989	5,697	10,741	11,542
Gain on sale of assets	—	—	—	549
Operating income	1,286	1,446	2,203	3,250
Interest expense	(263)	(237)	(504)	(477)
Interest income	11	15	25	34
Loss on extinguishment of debt	(103)	—	(103)	—
Other items, net	6	15	(27)	25
Earnings from continuing operations before income taxes and equity in loss of investee companies	937	1,239	1,594	2,832
(Provision) benefit for income taxes	(202)	(241)	(339)	135
Equity in loss of investee companies, net of tax	(12)	(21)	(21)	(39)
Net earnings from continuing operations	723	977	1,234	2,928
Net earnings from discontinued operations, net of tax	3	6	11	19
Net earnings (ViacomCBS and noncontrolling interests)	726	983	1,245	2,947
Net earnings attributable to noncontrolling interests	(245)	(6)	(248)	(11)
Net earnings attributable to ViacomCBS	$481	$977	$997	$2,936

Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$478	$971	$986	$2,917
Net earnings from discontinued operations, net of tax	3	6	11	19
Net earnings attributable to ViacomCBS	$481	$977	$997	$2,936

Basic net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$.78	$1.58	$1.60	$4.74
Net earnings from discontinued operations	$—	$.01	$.02	$.03
Net earnings	$.78	$1.59	$1.62	$4.77

Diluted net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$.77	$1.57	$1.60	$4.73
Net earnings from discontinued operations	$—	$.01	$.02	$.03
Net earnings	$.78	$1.58	$1.62	$4.76

Weighted average number of common shares outstanding:
Basic	615	615	615	615
Diluted	617	617	617	617
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings (ViacomCBS and noncontrolling interests)	$726	$983	$1,245	$2,947
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	37	(8)	(67)	8
Net actuarial loss and prior service costs	18	15	35	29
Other comprehensive income (loss), net of tax (ViacomCBS and noncontrolling interests)	55	7	(32)	37
Comprehensive income	781	990	1,213	2,984
Less: Comprehensive income attributable to noncontrolling interests	245	5	245	13
Comprehensive income attributable to ViacomCBS	$536	$985	$968	$2,971
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,288	$632
Receivables, net	7,139	7,206
Programming and other inventory	1,837	2,876
Prepaid and other current assets	1,175	1,188
Total current assets	12,439	11,902
Property and equipment, net	1,995	2,085
Programming and other inventory	9,728	8,652
Goodwill	17,077	16,980
Intangible assets, net	2,948	2,993
Operating lease assets	1,841	1,939
Deferred income tax assets, net	919	939
Other assets	4,212	4,006
Assets held for sale	29	23
Total Assets	$51,188	$49,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$422	$667
Accrued expenses	1,553	1,760
Participants’ share and royalties payable	2,090	1,977
Accrued programming and production costs	1,189	1,500
Deferred revenues	695	739
Debt	364	717
Other current liabilities	1,672	1,688
Total current liabilities	7,985	9,048
Long-term debt	19,704	18,002
Participants’ share and royalties payable	1,485	1,546
Pension and postretirement benefit obligations	2,070	2,121
Deferred income tax liabilities, net	708	500
Operating lease liabilities	1,816	1,909
Program rights obligations	252	356
Other liabilities	2,344	2,494
Redeemable noncontrolling interest	274	254

Commitments and contingencies (Note 15)

ViacomCBS stockholders’ equity:
Class A Common Stock, par value $.001 per share; 55 shares authorized; 52 (2020 and 2019) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,066 (2020) and 1,064 (2019) shares issued	1	1
Additional paid-in capital	29,680	29,590
Treasury stock, at cost; 502 (2020) and 501 (2019) Class B shares	(22,958)	(22,908)
Retained earnings	9,150	8,494
Accumulated other comprehensive loss	(1,999)	(1,970)
Total ViacomCBS stockholders’ equity	13,874	13,207
Noncontrolling interests	676	82
Total Equity	14,550	13,289
Total Liabilities and Equity	$51,188	$49,519
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net earnings (ViacomCBS and noncontrolling interests)	$1,245	$2,947
Less: Net earnings from discontinued operations, net of tax	11	19
Net earnings from continuing operations	1,234	2,928
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	237	215
Deferred tax provision (benefit)	224	(535)
Stock-based compensation	145	106
Gain on sale of assets	—	(549)
Gains from investments	(32)	(77)
Loss on extinguishment of debt	103	—
Equity in loss of investee companies, net of tax and distributions	22	41
Change in assets and liabilities	(782)	(940)
Net cash flow provided by operating activities	1,151	1,189
Investing Activities:
Investments	(60)	(132)
Capital expenditures	(132)	(142)
Acquisitions, net of cash acquired	(141)	(361)
Proceeds from dispositions	146	751
Other investing activities	—	4
Net cash flow (used for) provided by investing activities	(187)	120
Financing Activities:
Repayments of short-term debt borrowings, net	(698)	(674)
Proceeds from issuance of senior notes	4,370	493
Repayment of notes and debentures	(2,535)	(600)
Dividends	(301)	(299)
Purchase of Company common stock	(58)	(14)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(59)	(52)
Other financing activities	(70)	(81)
Net cash flow provided by (used for) financing activities	649	(1,227)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	2
Net increase in cash, cash equivalents and restricted cash	1,596	84
Cash, cash equivalents and restricted cash at beginning of period (includes $202 (2020) and $120 (2019) of restricted cash)	834	976
Cash, cash equivalents and restricted cash at end of period (includes $142 (2020) and $122 (2019) of restricted cash)	$2,430	$1,060
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended June 30, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests		Total Equity
	(Shares)
March 31, 2020	615	$1	$29,633	$(22,958)	$8,827	$(2,054)	$13,449	$72		$13,521
Stock-based compensation activity and other	1	—	47	—	—	—	47	—		47
Dividends	—	—	—	—	(150)	—	(150)	—		(150)
Noncontrolling interests	—	—	—	—	(8)	—	(8)	359	(a)	351
Net earnings	—	—	—	—	481	—	481	245		726
Other comprehensive income	—	—	—	—	—	55	55	—		55
June 30, 2020	616	$1	$29,680	$(22,958)	$9,150	$(1,999)	$13,874	$676		$14,550

	Six Months Ended June 30, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests		Total Equity
	(Shares)
December 31, 2019	615	$1	$29,590	$(22,908)	$8,494	$(1,970)	$13,207	$82		$13,289
Stock-based compensation activity and other	2	—	90	—	—	—	90	—		90
Class B Common Stock purchased	(1)	—	—	(50)	—	—	(50)	—		(50)
Dividends	—	—	—	—	(300)	—	(300)	—		(300)
Noncontrolling interests	—	—	—	—	(41)	—	(41)	349	(a)	308
Net earnings	—	—	—	—	997	—	997	248		1,245
Other comprehensive loss	—	—	—	—	—	(29)	(29)	(3)		(32)
June 30, 2020	616	$1	$29,680	$(22,958)	$9,150	$(1,999)	$13,874	$676		$14,550
(a) Primarily reflects the acquisition of Miramax. (See Note 2.)
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

	Three Months Ended June 30, 2019
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)
March 31, 2019	615	$1	$49,927	$(43,412)	$7,594	$(1,811)	$12,299	$49	$12,348
Stock-based compensation activity and other	—	—	27	13	—	—	40	—	40
Dividends	—	—	—	—	(149)	—	(149)	—	(149)
Noncontrolling interests	—	—	(10)	—	(4)	—	(14)	(11)	(25)
Net earnings	—	—	—	—	977	—	977	6	983
Other comprehensive income (loss)	—	—	—	—	—	8	8	(1)	7
June 30, 2019	615	$1	$49,944	$(43,399)	$8,418	$(1,803)	$13,161	$43	$13,204

	Six Months Ended June 30, 2019
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)
December 31, 2018	613	$1	$49,907	$(43,420)	$5,569	$(1,608)	$10,449	$54	$10,503
Stock-based compensation activity and other	2	—	47	21	(4)	—	64	—	64
Dividends	—	—	—	—	(299)	—	(299)	—	(299)
Noncontrolling interests	—	—	(10)	—	(14)	—	(24)	(24)	(48)
Net earnings	—	—	—	—	2,936	—	2,936	11	2,947
Reclassification of income tax effect of the Tax Reform Act	—	—	—	—	230	(230)	—	—	—
Other comprehensive income	—	—	—	—	—	35	35	2	37
June 30, 2019	615	$1	$49,944	$(43,399)	$8,418	$(1,803)	$13,161	$43	$13,204
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business-ViacomCBS Inc. is comprised of the following segments: TV Entertainment (CBS Television Network, CBS Television Studios, CBS Television Distribution, CBS Interactive, CBS Sports Network, CBS Television Stations and CBS-branded streaming services), Cable Networks (Showtime Networks, Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV, Smithsonian Networks, ViacomCBS Networks International, Network 10, Channel 5, Telefe and Pluto TV), Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios and Miramax) and Publishing (Simon & Schuster). References to “ViacomCBS”, the “Company”, “we”, “us” and “our” refer to ViacomCBS Inc. and its consolidated subsidiaries, unless the context otherwise requires.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates-The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

The coronavirus disease (“COVID-19”) pandemic has negatively impacted, and is expected to continue to impact, the macroeconomic environment in the United States and globally, as well our business, financial condition and results of operations. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. These estimates relate to certain accounts including, but not limited to, receivables, programming and other inventory, deferred income tax assets, finite and indefinite lived intangible assets, including goodwill and FCC licenses, and other long-lived assets. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.
Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) or performance stock units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were stock options and RSUs of 25 million and 26 million for the three and six months ended June 30, 2020, respectively, and 17 million and 20 million for the three and six months ended June 30, 2019, respectively.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Weighted average shares for basic EPS	615	615	615	615
Dilutive effect of shares issuable under stock-based compensation plans	2	2	2	2
Weighted average shares for diluted EPS	617	617	617	617

Recently Adopted Accounting Pronouncements
Improvements to Accounting for Costs of Films and License Agreements for Program Materials
On January 1, 2020, we adopted Financial Accounting Standards Board (“FASB”) guidance on the accounting for costs of films and episodic television series, which aligns the accounting for capitalizing production costs of episodic television series with the guidance for films. As a result of the adoption of this guidance, the capitalization of costs incurred to produce episodic television series is no longer limited to the amount of revenue contracted in the initial market until persuasive evidence of a secondary market exists. In addition, under this guidance our film and television programming is tested for impairment individually on a title-by-title basis, or together with other films and television programming as part of a group, based on the predominant monetization strategy of the film or television programming. Further, for programming monetized in a film group, this guidance requires any changes to the estimated use of the film or television series to be accounted for prospectively. This guidance also eliminates existing balance sheet classification guidance and adds new disclosure requirements relating to costs for acquired and internally-produced programming. As a result of this guidance, beginning in the first quarter of 2020, all of our programming inventory, other than prepayments for the rights to air sporting and other live events, is now classified as noncurrent on the Consolidated Balance Sheet. Therefore, $1.17 billion of programming inventory that was classified in current assets at December 31, 2019 was reclassified to noncurrent assets on January 1, 2020. This guidance did not have a material impact on the Consolidated Statement of Operations. See Note 3 for additional disclosures relating to the adoption of this guidance.

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

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance on the accounting for income taxes that, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. This guidance is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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
2) ACQUISITION
On April 3, 2020, we acquired a 49% interest in Miramax, a global film and television studio, for $375 million, which included a cash payment at closing of approximately $150 million along with a commitment to invest $45 million annually over the next five years, or $225 million, to be used for new film and television productions and working capital. In conjunction with this acquisition, we entered into commercial agreements with Miramax under which we have exclusive, long-term distribution rights to Miramax’s catalog, adding more than 700 titles to our existing library. We also have certain rights to co-produce, co-finance and/or distribute new film and television projects. The investment is accounted for as a consolidated variable interest entity (“VIE”). We are the primary beneficiary of the VIE due to our power to direct the distribution of Miramax’s films and television series, which is considered the most significant activity of the VIE.

The following table summarizes our estimated allocation of the purchase price as of the acquisition date.

Assets
Cash	$32
Accounts receivable and other current assets	19
Programming inventory	536
Goodwill	99
Intangible assets	12
Other assets (noncurrent)	7
Assets acquired	$705

Liabilities
Accounts payable and accrued expenses	$13
Participants’ share and royalties payable (current)	16
Deferred revenues	10
Participants’ share and royalties payable (noncurrent)	20
Debt	105
Other liabilities (noncurrent)	28
Liabilities assumed	192
Noncontrolling interests	363
Total purchase price	$150

The goodwill, which is not deductible for tax purposes, reflects the expected Company-specific synergies arising from the acquisition and is included in the Filmed Entertainment segment. Intangible assets consist of a trade name with a useful life of 10 years.

The operating results of Miramax from the date of acquisition through June 30, 2020 were not material.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables present our programming and other inventory by type at June 30, 2020 and December 31, 2019. Programming inventory at June 30, 2020 has been grouped according to the predominant monetization strategy in accordance with new FASB guidance adopted in the first quarter of 2020 (see Note 1).

At
June 30, 2020
Film Group Monetization:
Acquired television program rights, including prepaid sports rights	$3,345
Internally produced television programming:
Released	3,104
In process and other	832

Individual Monetization:
Acquired libraries	501
Film inventory:
Released	429
Completed, not yet released	81
In process and other	1,258
Internally produced television programming:
Released	1,202
In process and other	718
Home entertainment and Publishing, primarily finished goods	95
Total programming and other inventory	11,565
Less current portion	1,837
Total noncurrent programming and other inventory	$9,728

At
December 31, 2019
Acquired television program rights, including prepaid sports rights	$3,477
Acquired libraries	99
Internally produced television programming:
Released	3,627
In process and other	2,626
Film inventory:
Released	502
Completed, not yet released	55
In process and other	1,037
Home entertainment and Publishing, primarily finished goods	105
Total programming and other inventory	11,528
Less current portion	2,876
Total noncurrent programming and other inventory	$8,652

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents amortization of programming and production costs, which are included within “Operating expenses” in the Consolidated Statements of Operations.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Programming costs, acquired programming	$713	$1,686

Production costs, internally produced television and film programming:
Individual monetization	$753	$1,523
Film group monetization	$731	$1,420

Included in the table above for the three and six months ended June 30, 2020, are programming charges of $121 million primarily related to the abandonment of certain incomplete programs resulting from COVID-19 related production shutdowns. The programming charges are included within “Operating expenses” in the Consolidated Statement of Operations with $66 million, $50 million and $5 million included within the TV Entertainment, Cable Networks and Filmed Entertainment segments, respectively.
4) RESTRUCTURING, IMPAIRMENT AND OTHER CORPORATE MATTERS
During the three and six months ended June 30, 2020 and 2019, we recorded the following on the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Severance	$128	$—	$304	$98
Exit costs	6	—	32	30
Restructuring charges	134	—	336	128
Merger-related costs	10	—	41	—
Other corporate matters	14	7	14	57
Restructuring and other corporate matters	$158	$7	$391	$185

Impairment charges	$25	$—	$25	$—

Depreciation of abandoned technology	$—	$—	$12	$—

Restructuring Charges
During the three and six months ended June 30, 2020, we recorded restructuring charges of $134 million and $336 million, respectively, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges primarily include severance costs and the acceleration of stock-based compensation. During the six months ended June 30, 2019, we recorded restructuring charges of $128 million primarily for severance costs associated with a restructuring plan initiated in the first quarter of 2019 under which severance payments were provided to certain eligible employees who voluntarily elected to participate. Restructuring charges for the three and six months ended June 30, 2020 and the six months ended June 30, 2019 also included exit costs resulting from the termination of contractual obligations.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The remaining restructuring liability at June 30, 2020, which primarily relates to severance payments, is expected to be substantially paid by the end of 2021.

	Balance at	2020 Activity			Balance at
	December 31, 2019	Charges (a)	Payments	Other	June 30, 2020
TV Entertainment	$99	$75	$(41)	$—	$133
Cable Networks	137	135	(85)	(6)	181
Filmed Entertainment	17	11	(5)	2	25
Publishing	4	2	(2)	(1)	3
Corporate	143	67	(80)	(9)	121
Total	$400	$290	$(213)	$(14)	$463

(a) Excludes stock-based compensation expense of $46 million.
Merger-related Costs and Other Corporate Matters
During the three and six months ended June 30, 2020, in addition to the above-mentioned restructuring charges, we incurred merger-related costs of $10 million and $41 million, respectively, consisting of transaction-related bonuses and professional fees mainly associated with integration activities. In addition, we recorded a charge of $14 million to write down property and equipment that has been classified as held for sale to its fair value less costs to sell at June 30, 2020. During the three and six months ended June 30, 2019, we incurred costs of $7 million and $57 million, respectively, consisting of costs associated with legal proceedings involving the Company and for the six-month period, the settlement of a commercial dispute.

Impairment Charges
We perform a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses, on an annual basis, and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. During the second quarter of 2020, we assessed the relevant factors that could impact the fair value of our reporting units and indefinite-lived intangible assets, including the effects of COVID-19, and determined that an interim impairment test was necessary for three markets in which we hold FCC licenses. The impairment test indicated that the estimated fair values of FCC licenses in two markets were lower than their respective carrying values, which resulted from recent declines in industry projections in the markets where these FCC licenses are held, that were further accelerated by COVID-19. Accordingly, during the three and six months ended June 30, 2020, we recorded an impairment charge of $25 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $216 million. This charge is included within “Depreciation and amortization” in the Consolidated Statement of Operations and was recorded within the TV Entertainment segment. Additionally, the estimated fair value of the FCC license in the third market exceeded its carrying value of $53 million at June 30, 2020 by 7%.

The impairment tests were performed using the Greenfield Discounted Cash Flow Method, which estimates the fair value of FCC licenses by valuing a hypothetical start-up station using industry projections in the relevant market and assuming the station builds up to average market share over a five-year period. Discounted cash flows for this period are added to a residual value, which is calculated using a long-term growth rate based on projected long-range inflation and industry projections. The estimated fair values of FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which we own and operate television stations. A decline in revenue projections, or an increase in the cost of capital, could result in a downward revision to the fair values of our FCC licenses.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accelerated Depreciation
Also, during the six months ended June 30, 2020, we recorded accelerated depreciation expense of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger, which is recorded in “Depreciation and amortization” in the Consolidated Statement of Operations.
5) RELATED PARTIES
National Amusements, Inc. NAI is the controlling stockholder of ViacomCBS. Sumner M. Redstone is the controlling stockholder, Chairman of the Board of Directors and Chief Executive Officer of NAI. Shari E. Redstone, Mr. Redstone’s daughter, is the President and a director of NAI and the non-executive Chair of our Board of Directors. At June 30, 2020, NAI directly or indirectly owned approximately 79.4% of our voting Class A Common Stock and 10.2% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include Ms. Redstone. No member of our management is a trustee of the SMR Trust.

Other Related Parties. In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$24	$54	$76	$109
Operating expenses	$3	$3	$5	$4

	At	At
	June 30, 2020	December 31, 2019
Amounts due to/from other related parties
Accounts receivable	$33	$45
Accounts payable	$2	$3

Through the normal course of business, we are involved in transactions with other related parties that have not been material in any of the periods presented.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

6) REVENUES
The following table presents our revenues disaggregated into categories based on the nature of such revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues by Type:
Advertising	$1,934	$2,645	$4,418	$5,711
Affiliate	2,194	2,155	4,391	4,320
Content licensing	1,902	1,909	3,496	3,374
Theatrical	3	152	170	324
Publishing	200	218	370	382
Other	42	64	99	132
Total Revenues	$6,275	$7,143	$12,944	$14,243

Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. Our allowance for credit losses was $88 million and $86 million at June 30, 2020 and December 31, 2019, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $2.33 billion and $2.15 billion at June 30, 2020 and December 31, 2019, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period. The year of origination for these receivables at June 30, 2020 was $889 million in 2020, $855 million in 2019, $413 million in 2018, $138 million in 2017, $18 million in 2016 and $19 million prior to 2016.
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $885 million and $910 million at June 30, 2020 and December 31, 2019, respectively. The change in contract liabilities for the six months ended June 30, 2020 primarily reflects $407 million of revenues recognized that were included in deferred revenues at December 31, 2019 offset by cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period. For the six months ended June 30, 2019, we recognized revenues of $411 million that were included in deferred revenues at December 31, 2018.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Unrecognized Revenues Under Contract
As of June 30, 2020, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts was $6.79 billion, of which $1.95 billion is expected to be recognized for the remainder of 2020, $2.55 billion in 2021, $1.63 billion in 2022, and $661 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which our right to invoice corresponds with the value of the programs provided to the customer.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, which primarily include licensing of our content to distributors of transactional video-on-demand and electronic sell-through services, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. During the three and six months ended June 30, 2020, we recognized revenues of $119 million and $141 million, respectively, in our Filmed Entertainment segment for performance obligations satisfied, or partially satisfied, in a prior period. During the three and six months ended June 30, 2019, we recognized revenues of $65 million and $155 million, respectively, in our Filmed Entertainment segment for performance obligations satisfied, or partially satisfied, in a prior period.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) DEBT
Our debt consists of the following:

	At	At
	June 30, 2020	December 31, 2019
Commercial paper	$—	$699
4.30% Senior Notes due 2021	—	300
4.50% Senior Notes due 2021	—	499
3.875% Senior Notes due 2021	339	597
2.250% Senior Notes due 2022	35	49
3.375% Senior Notes due 2022	415	698
3.125% Senior Notes due 2022	117	194
2.50% Senior Notes due 2023	196	398
3.25% Senior Notes due 2023	141	181
2.90% Senior Notes due 2023	242	396
4.25% Senior Notes due 2023	836	1,242
7.875% Debentures due 2023	139	187
7.125% Senior Notes due 2023	35	46
3.875% Senior Notes due 2024	490	489
3.70% Senior Notes due 2024	598	598
3.50% Senior Notes due 2025	593	592
4.75% Senior Notes due 2025	1,238	—
4.00% Senior Notes due 2026	790	789
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	689	688
3.375% Senior Notes due 2028	494	494
3.70% Senior Notes due 2028	491	491
4.20% Senior Notes due 2029	493	493
7.875% Senior Debentures due 2030	831	831
4.95% Senior Notes due 2031	1,218	—
4.20% Senior Notes due 2032	968	—
5.50% Senior Debentures due 2033	426	426
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,069	1,068
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	297
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	487	486
4.375% Senior Debentures due 2043	1,112	1,109
4.875% Senior Debentures due 2043	18	18
5.850% Senior Debentures due 2043	1,231	1,231
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	539	539
4.60% Senior Notes due 2045	589	589
4.95% Senior Notes due 2050	941	—
5.875% Junior Subordinated Debentures due 2057	514	643
6.25% Junior Subordinated Debentures due 2057	643	643
Other bank borrowings	101	—
Obligations under finance leases	37	44
Total debt (a)	20,068	18,719
Less commercial paper and other short-term borrowings	6	699
Less current portion of long-term debt	358	18
Total long-term debt, net of current portion	$19,704	$18,002

(a) At June 30, 2020 and December 31, 2019, the long-term debt balances included (i) a net unamortized discount of $503 million and $412 million, respectively, (ii) unamortized deferred financing costs of $112 million and $92 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $6 million, respectively. The face value of our total debt was $20.69 billion and $19.23 billion at June 30, 2020 and December 31, 2019, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the second quarter of 2020, we issued $4.50 billion of senior notes with interest rates ranging from 4.20% to 4.95% and due dates from 2025 to 2050. The net proceeds from these issuances are being used for the redemption of our long-term debt as well as for general corporate purposes. During the second quarter of 2020, we redeemed senior notes, debentures, and junior subordinated debentures of $2.43 billion, prior to maturity, for a redemption price of $2.52 billion. As a result, we recognized a pre-tax loss on extinguishment of debt of $103 million, net of $15 million of unamortized debt issuance costs and fees. On July 10, 2020, we fully redeemed the remaining $340 million of our outstanding 3.875% senior notes due December 2021.

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

Commercial Paper
In January 2020, our commercial paper program was increased to $3.50 billion from $2.50 billion in conjunction with the new $3.50 billion revolving credit facility described below. At June 30, 2020, we had no outstanding commercial paper borrowings under our commercial paper program. At December 31, 2019, we had $699 million of outstanding commercial paper borrowings with maturities of less than 90 days and a weighted average interest rate of 2.07%.

Credit Facility
In January 2020, the $2.50 billion revolving credit facility held by CBS prior to the Merger (the “CBS Credit Facility”), with a maturity in June 2021, was terminated and the $2.50 billion revolving credit facility held by Viacom prior to the Merger (the “Viacom Credit Facility”), with a maturity in February 2024, was amended and restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper outstanding, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of June 30, 2020.

At June 30, 2020, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At June 30, 2020, we had $101 million of bank borrowings with a weighted average interest rate of 3.59%. These borrowings consisted primarily of amounts outstanding under Miramax’s $300 million credit facility, which matures in April 2023.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. The carrying value of our notes and debentures was $19.93 billion and $17.98 billion at June 30, 2020 and December 31, 2019, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $23.2 billion and $20.6 billion at June 30, 2020 and December 31, 2019, respectively.

The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $104 million and $113 million at June 30, 2020 and December 31, 2019, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets. During the three and six months ended June 30, 2020, in connection with the merger of an investee company with a publicly traded company, we recorded an unrealized gain of $32 million based on the market price of the company’s publicly traded equity instruments, which are deemed similar to our investment. The gain is reflected in “Other items, net” in the Consolidated Statement of Operations.

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

At June 30, 2020 and December 31, 2019, the notional amount of all foreign exchange contracts was $881 million and $1.44 billion, respectively. At June 30, 2020, $421 million related to future production costs and $460 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2019, $833 million related to future production costs and $606 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019	Financial Statement Account
Non-designated foreign exchange contracts	$(11)	$3	$18	$—	Other items, net

The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth our assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$—	$32	$—	$32
Foreign currency hedges	—	13	—	13
Total Assets	$—	$45	$—	$45
Liabilities:
Deferred compensation	$—	$452	$—	$452
Foreign currency hedges	—	18	—	18
Total Liabilities	$—	$470	$—	$470

At December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$146	$—	$—	$146
Foreign currency hedges	—	13	—	13
Total Assets	$146	$13	$—	$159
Liabilities:
Deferred compensation	$—	$490	$—	$490
Foreign currency hedges	—	14	—	14
Total Liabilities	$—	$504	$—	$504

The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees. The fair value of marketable securities at December 31, 2019 was determined based on quoted market prices in active markets. During the six months ended June 30, 2020, we sold marketable securities for proceeds of $146 million. During the three and six months ended June 30, 2019, we recorded an unrealized gain of $28 million and $66 million, respectively, resulting from changes in the fair value of our marketable securities.
During the three and six months ended June 30, 2020, we recorded an impairment charge of $25 million to write down the carrying values of FCC licenses in two markets to their fair values, which were determined based on the Greenfield Discounted Cash Flow Method (Level 3). See Note 4.
9) STOCKHOLDERS’ EQUITY
During the second quarter of 2020, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million, which were paid on July 1, 2020.
During the six months ended June 30, 2020, we repurchased 1.3 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share. At June 30, 2020, $2.36 billion of authorization remained under the share repurchase program.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2019	$(463)	$(1,507)		$(1,970)
Other comprehensive loss before reclassifications	(64)	—		(64)
Reclassifications to net earnings	—	35	(a)	35
Other comprehensive income (loss)	(64)	35		(29)
At June 30, 2020	$(527)	$(1,472)		$(1,999)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2018	$(476)	$(1,132)		$(1,608)
Other comprehensive income before reclassifications	6	—		6
Reclassifications to net earnings	—	29	(a)	29
Other comprehensive income	6	29		35
Tax effects reclassified to retained earnings	—	(230)	(b)	(230)
At June 30, 2019	$(470)	$(1,333)		$(1,803)

(a)	Reflects amortization of net actuarial losses (see Note 12). Amounts are net of tax benefits of $11 million and $10 million for the six months ended June 30, 2020 and 2019, respectively.

(b)
Reflects the reclassification of certain income tax effects of the federal tax legislation enacted in December 2017 on items within accumulated other comprehensive loss to retained earnings upon the adoption of FASB guidance.

10) STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
RSUs and PSUs	$40	$42	$88	$85
Stock options	5	8	11	16
Compensation cost included in operating and SG&A expense	45	50	99	101
Compensation cost included in restructuring and other corporate matters (a)	12	—	46	5
Stock-based compensation expense, before income taxes	57	50	145	106
Related tax benefit	(11)	(12)	(27)	(24)
Stock-based compensation expense, net of tax benefit	$46	$38	$118	$82

(a) Reflects accelerations as a result of restructuring activities.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

11) INCOME TAXES
The (provision) benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2020, we recorded a provision for income taxes of $202 million and $339 million, reflecting effective income tax rates of 21.6% and 21.3%, respectively.

For the three and six months ended June 30, 2019, we recorded a provision for income taxes of $241 million and a benefit of $135 million, reflecting effective income tax rates of 19.5% and (4.8)%, respectively. Included in the provision for income taxes for the second quarter of 2019 is a net tax benefit of $32 million principally related to the bankruptcy of an investee. This item, taken together with a provision of $5 million for restructuring and other corporate matters and gain on equity securities, reduced our effective income tax rate by 2.7 percentage points. The tax benefit for the six months ended June 30, 2019 included a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations, the aforementioned tax benefit of $32 million principally related to the bankruptcy of an investee, and a tax provision of $163 million on the gain from the sale of the CBS Television City property and sound stage operation (“CBS Television City”). These items, taken together with a net tax benefit of $29 million for restructuring and other corporate matters and gain on equity securities, reduced the effective income tax rate by 27.0 percentage points for the six months ended June 30, 2019.

In March 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2020. We do not expect the future impact of the CARES Act provisions to be material.

In March 2020, the UK government passed a resolution increasing the UK corporate income tax rate from 17% to 19% beginning April 1, 2020. The resolution received Royal Assent on July 22, 2020. Accordingly, the impact of the rate increase will be recorded in our consolidated financial statements in the third quarter of 2020. We currently estimate the impact of the rate increase to result in a net tax benefit of approximately $100 million, primarily attributable to the adjustment of our UK deferred income tax balances.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic cost for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2020	2019	2020	2019
Components of net periodic cost (a):
Service cost	$8	$7	$—	$1
Interest cost	41	48	3	4
Expected return on plan assets	(49)	(46)	—	—
Amortization of actuarial loss (gain) (b)	26	24	(4)	(5)
Net periodic cost	$26	$33	$(1)	$—

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2020	2019	2020	2019
Components of net periodic cost (a):
Service cost	$15	$14	$1	$1
Interest cost	82	96	6	8
Expected return on plan assets	(97)	(92)	—	—
Amortization of actuarial loss (gain) (b)	52	48	(8)	(9)
Net periodic cost	$52	$66	$(1)	$—

(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.
The service cost component of net periodic cost is presented in the Consolidated Statements of Operations within operating income and all other components of net periodic cost are presented within “Other items, net.”
13) REDEEMABLE NONCONTROLLING INTERESTS
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the six months ended June 30, 2020 and 2019 is presented below.

	Six Months Ended
	June 30,
	2020	2019
Beginning balance	$254	$239
Net earnings	3	5
Distributions	(7)	(8)
Translation adjustment	(17)	—
Redemption value adjustment	41	14
Ending balance	$274	$250

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Advertising	$951	$1,309	$2,332	$3,276
Affiliate	751	616	1,485	1,227
Content licensing	544	966	1,341	1,747
Other	41	47	76	94
TV Entertainment	2,287	2,938	5,234	6,344
Advertising	992	1,347	2,109	2,462
Affiliate	1,443	1,539	2,906	3,093
Content licensing	797	290	1,075	523
Cable Networks	3,232	3,176	6,090	6,078
Theatrical	3	152	170	324
Home entertainment	209	161	383	315
Licensing	434	540	876	915
Other	1	24	29	53
Filmed Entertainment	647	877	1,458	1,607
Publishing	200	218	370	382
Corporate/Eliminations	(91)	(66)	(208)	(168)
Total Revenues	$6,275	$7,143	$12,944	$14,243

Revenues generated between segments primarily reflect advertising and content licensing revenues. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Intercompany Revenues:
TV Entertainment	$43	$38	$118	$94
Cable Networks	2	9	18	27
Filmed Entertainment	46	26	72	61
Total Intercompany Revenues	$91	$73	$208	$182

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We present operating income (loss) excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and gain (loss) on sale of assets, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Adjusted OIBDA:
TV Entertainment	$392	$613	$965	$1,355
Cable Networks	1,285	989	2,079	1,882
Filmed Entertainment	116	95	143	133
Publishing	38	35	57	54
Corporate/Eliminations	(97)	(120)	(193)	(222)
Stock-based compensation	(45)	(50)	(99)	(101)
Depreciation and amortization	(124)	(109)	(237)	(215)
Restructuring and other corporate matters	(158)	(7)	(391)	(185)
Programming charges	(121)	—	(121)	—
Gain on sale of assets	—	—	—	549
Operating income	1,286	1,446	2,203	3,250
Interest expense	(263)	(237)	(504)	(477)
Interest income	11	15	25	34
Loss on extinguishment of debt	(103)	—	(103)	—
Other items, net	6	15	(27)	25
Earnings from continuing operations before income taxes and equity in loss of investee companies	937	1,239	1,594	2,832
(Provision) benefit for income taxes	(202)	(241)	(339)	135
Equity in loss of investee companies, net of tax	(12)	(21)	(21)	(39)
Net earnings from continuing operations	723	977	1,234	2,928
Net earnings from discontinued operations, net of tax	3	6	11	19
Net earnings (ViacomCBS and noncontrolling interests)	726	983	1,245	2,947
Net earnings attributable to noncontrolling interests	(245)	(6)	(248)	(11)
Net earnings attributable to ViacomCBS	$481	$977	$997	$2,936

	At	At
	June 30, 2020	December 31, 2019
Assets:
TV Entertainment	$19,289	$19,689
Cable Networks	22,539	22,109
Filmed Entertainment	6,454	5,477
Publishing	1,246	1,262
Corporate/Eliminations	1,649	967
Discontinued Operations	11	15
Total Assets	$51,188	$49,519

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

15) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2020, the outstanding letters of credit and surety bonds approximated $135 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City. In connection with the sale of CBS Television City in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at June 30, 2020 is a liability of $99 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). These lease commitments amount to $72 million as of June 30, 2020 and are presented on the Consolidated Balance Sheet within “Other liabilities.” The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Legal Matters
General
On an ongoing basis, we vigorously defend ourselves in numerous lawsuits and proceedings and respond to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against us without merit, is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the following matters are not likely, in the aggregate, to result in a material adverse effect on our business, financial condition and results of operations.

Litigation Relating to the Merger
Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. On April 14, 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust,

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and nominal defendant ViacomCBS Inc. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On June 5, 2020, the defendants filed motions to dismiss. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On May 22, 2020, the defendants filed motions to dismiss. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Investigation-Related Matters
As announced on August 1, 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination, discussed below, with respect to the termination of Mr. Moonves’ employment. We have received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office and the United States Securities and Exchange Commission have also requested information about these matters, including with respect to CBS’ related public disclosures. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. We are cooperating with these inquiries.

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Separation Agreement
On September 9, 2018, CBS entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of CBS. In October 2018, we contributed $120 million to a grantor trust pursuant to the Separation Agreement. On December 17, 2018, the CBS Board of Directors announced that, following its consideration of the findings of the investigation referred to above, it had determined that there were grounds to terminate Mr. Moonves’ employment for cause under his employment agreement with CBS. Any dispute related to the CBS Board of Directors’ determination is subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves commenced a binding arbitration proceeding with respect to this matter and the related CBS Board of Directors investigation, which proceeding is ongoing. The assets of the grantor trust will remain in the trust until a final determination in the arbitration. We are currently unable to determine the outcome of the arbitration and the amount, if any, that may be awarded thereunder. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Claims Related to Former Businesses: Asbestos
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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2020, we had pending approximately 31,190 asbestos claims, as compared with approximately 30,950 as of December 31, 2019. During the second quarter of 2020, we received approximately 590 new claims and closed or moved to an inactive docket approximately 480 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2019 and 2018 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $58 million and $45 million, respectively. Our costs for settlement

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Other
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

16) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2020	2019
Cash paid for interest	$470	$463

Cash paid for income taxes	$100	$498

Noncash additions to operating lease assets	$89	$213

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Consolidated Balance Sheets include assets and liabilities related to consolidated VIEs totaling $1.31 billion and $219 million, respectively, at June 30, 2020, and $141 million and $22 million, respectively, at December 31, 2019. Revenues and operating income from our consolidated VIEs were $538 million and $500 million, respectively, for the three months ended June 30, 2020, and $556 million and $498 million, respectively, for the six months ended June 30, 2020. Revenues and operating income from our consolidated VIEs were not significant for the three and six months ended June 30, 2019. The increase in amounts related to our consolidated VIEs reflects the acquisition of Miramax (see Note 2) and the licensing of the streaming rights to South Park by a consolidated 51%-owned VIE in the second quarter of 2020.

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

Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $19 million and $53 million for three and six months ended June 30, 2020, respectively, and $38 million and $78 million for three and six months ended June 30, 2019, respectively.

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

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview—Summary of ViacomCBS and our business and operational highlights.

•	Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019.

•	Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019.

•
Liquidity and Capital Resources—Discussion of our cash flows for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 and of our outstanding debt, commitments and contingencies existing as of June 30, 2020.

•	Legal Matters—Discussion of legal matters to which we are involved.
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

Impact of COVID-19
The coronavirus disease (“COVID-19”) pandemic has negatively impacted, and is expected to continue to impact, the macroeconomic environment in the United States and globally, as well as our business, financial condition and results of operations. As a result of COVID-19, we have experienced a material negative impact on our advertising revenues because of weakness in the advertising market as advertisers have sought to reduce their own costs in response to the pandemic’s impact on their businesses, and because of the cancellation or postponement of sporting events for which we have broadcast rights, such as the NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”) and professional golf tournaments. We are not able to predict whether future sporting events will be canceled or postponed, or whether advertising revenues from these broadcasts, or advertising budgets and the advertising market generally, will return or be comparable to historical levels. While we expect this negative impact to continue in the second half of the year, we expect the rate of decline in advertising revenues will improve from the second quarter.

COVID-19 has also led to a temporary shutdown of production of our television and film programming, which resulted in the abandonment of certain program materials that were not complete, delays in deliveries of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

programming to third parties, and fewer original programs and live events airing on our broadcast and cable networks. While production has begun on a limited basis, we are not able to predict when production will fully resume, or the impact of incremental costs required to adhere to new health and safety protocols. We may also experience lower demand for the licensing of our programming in the near term as licensees implement financial austerity measures and aim to reduce costs. As a result, content licensing and advertising revenues have been and may continue to be negatively impacted in the near to medium term.

In addition, our theatrical revenues have been negatively impacted by the closure or reduction in capacity of movie theaters that show our films, either voluntarily or as a result of government orders or restrictions on public gatherings in response to COVID-19, which has impacted our theatrical release strategy for several films in 2020. As a result, we did not release any films in the second quarter of 2020 and postponed two significant theatrical releases from 2020 to 2021. We are not able to predict when movie theaters will reopen at scale, whether consumers will return to movie theaters (even upon their reopening) at the same levels they previously did, or whether revenues from theatrical releases will be comparable to historical levels.

COVID-19 could also have a negative impact on our affiliate revenues, as consumers may seek to reduce discretionary spending by cutting back or foregoing subscriptions to cable television or other multichannel video programming distributors (“MVPDs”) and virtual MVPDs.

The continuing impact of COVID-19 could be material to our business, financial condition and results of operations. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19. Even after COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Due to the evolving and uncertain nature of the pandemic, we are not able to estimate the full extent of the impact on our business, financial condition and results of operations, particularly over the near to medium term.

While COVID-19 has negatively impacted parts of our business, we have seen increased viewership across our broadcast, cable and digital properties and are utilizing our deep library of content to mitigate its impact. We are also working proactively to offset a portion of the revenue losses through cost-savings initiatives. In addition, results for the second half of the year are expected to benefit from increased political advertising revenues associated with the U.S. Presidential election. We have taken steps to strengthen our financial position during this period of market uncertainty, such as the issuance of long-term debt and redemption of near-term debt discussed under “Liquidity and Capital Resources,” and we will continue to actively monitor the potential impact of COVID-19 and related events on the commercial paper and credit markets.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operational Highlights - Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

Consolidated results of operations			Increase/(Decrease)
Three Months Ended June 30,	2020	2019	$	%
GAAP:
Revenues	$6,275	$7,143	$(868)	(12)%
Operating income	$1,286	$1,446	$(160)	(11)%
Net earnings from continuing operations attributable to ViacomCBS	$478	$971	$(493)	(51)%
Diluted EPS from continuing operations attributable to ViacomCBS	$.77	$1.57	$(.80)	(51)%
Net cash flow provided by operating activities	$795	$260	$535	206%

Non-GAAP: (a)
Adjusted OIBDA	$1,689	$1,562	$127	8%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$769	$912	$(143)	(16)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$1.25	$1.48	$(.23)	(16)%
Free cash flow	$714	$185	$529	286%
(a) See “Reconciliation of Non-GAAP Measures” and “Free Cash Flow” for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended June 30, 2020, revenues decreased 12% to $6.28 billion, driven by the adverse effects of COVID-19 on our business, including weak demand in the advertising market, the closure of movie theaters throughout the second quarter, and the cancellation and postponement of professional golf tournaments. The decline in revenues also reflected the comparison against the broadcast of the national semifinals and championship games of the NCAA Tournament on CBS in the second quarter of 2019. These NCAA Tournament games are broadcast on CBS every other year through 2032 under agreements with the NCAA and Turner Broadcasting System, Inc. (“Turner”). These decreases were partially offset by growth from our streaming services, including CBS All Access, Pluto TV and the Showtime streaming subscription offering (“Showtime OTT”), as well as BET+, which launched in September 2019. Revenues from our domestic streaming and digital video business grew 25% to $489 million for the three months ended June 30, 2020. Content licensing revenues for the three months ended June 30, 2020 were relatively flat compared with the same prior-year period, as the licensing of the domestic streaming rights to South Park was offset by a lower volume of licensing in the second quarter of 2020 as a result of the benefit to the prior-year period from several significant licensing agreements for library programming, the timing of the delivery of programming produced for third parties, and production shutdowns because of COVID-19.
Operating income for the three months ended June 30, 2020 decreased 11% from the same prior-year period. This comparison was impacted by items identified as affecting comparability, including programming, restructuring and impairment charges and costs associated with other corporate matters. See “Reconciliation of Non-GAAP Measures.” Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) increased 8% as the revenue decline was more than offset by lower programming and distribution costs mainly as a result of production shutdowns and the absence of theatrical releases during the quarter, lower advertising and promotion costs from the broadcast of fewer original programs and lower employee expenses reflecting the benefit from restructuring activities.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended June 30, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted earnings per share (“EPS”) from continuing operations each decreased 51% from the same prior-year period. These comparisons were impacted by the aforementioned items affecting comparability, including a loss on extinguishment of debt of $103 million in 2020 and gains relating to investments in the 2020 and 2019 periods. Adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS each decreased 16%, as the growth in Adjusted OIBDA was more than offset by the noncontrolling interest’s share of profit from the licensing of South Park in 2020. Adjusted OIBDA, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations are non-GAAP financial measures. See “Reconciliation of Non-GAAP Measures” for details of the items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

Operational Highlights - Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

Consolidated results of operations			Increase/(Decrease)
Six Months Ended June 30,	2020	2019	$	%
GAAP:
Revenues	$12,944	$14,243	$(1,299)	(9)%
Operating income	$2,203	$3,250	$(1,047)	(32)%
Net earnings from continuing operations attributable to ViacomCBS	$986	$2,917	$(1,931)	(66)%
Diluted EPS from continuing operations attributable to ViacomCBS	$1.60	$4.73	$(3.13)	(66)%
Net cash flow provided by operating activities	$1,151	$1,189	$(38)	(3)%

Non-GAAP: (a)
Adjusted OIBDA	$2,952	$3,101	$(149)	(5)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$1,468	$1,810	$(342)	(19)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$2.38	$2.93	$(.55)	(19)%
Free cash flow	$1,019	$1,047	$(28)	(3)%
(a) See “Reconciliation of Non-GAAP Measures” and “Free Cash Flow” for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the six months ended June 30, 2020, revenues decreased 9% to $12.94 billion, driven by the adverse effects of COVID-19 on our business as well as the comparison against CBS’ broadcasts of Super Bowl LIII and the NCAA Tournament in the first half of 2019. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the National Football League (“NFL”) and the 2020 NCAA Tournament, which was scheduled to be broadcast on CBS in the first quarter of 2020, was canceled as a result of concerns about COVID-19. These decreases were partially offset by growth from our streaming services, including CBS All Access, Pluto TV, Showtime OTT, and BET+. Revenues from our domestic streaming and digital video business grew 37% to $960 million for the six months ended June 30, 2020.

Operating income for the six months ended June 30, 2020 decreased 32% from the same prior-year period. This comparison was impacted by items identified as affecting comparability, including programming, restructuring and impairment charges and costs for other corporate matters, as well as a gain on the sale of assets in the first quarter of 2019. See “Reconciliation of Non-GAAP Measures.” Adjusted OIBDA decreased 5%, primarily reflecting the decline in revenues, partially offset by lower operating expenses, as a result of production shutdowns, the absence

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

in the 2020 period of certain major sporting events and theatrical film releases, and the benefit from restructuring activities.

For the six months ended June 30, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 66% from the same prior-year period. These comparisons were impacted by items identified as affecting comparability, including the aforementioned items, a loss on extinguishment of debt of $103 million, as well as discrete tax items of $800 million in 2019, principally related to tax benefits from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations and the bankruptcy of an investee. Adjusted net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 19%, reflecting the lower Adjusted OIBDA and the noncontrolling interest’s share of profit from the licensing of South Park during the second quarter of 2020. Adjusted OIBDA, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations are non-GAAP financial measures. See “Reconciliation of Non-GAAP Measures” for details of the items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

We generated operating cash flow of $1.15 billion for the six months ended June 30, 2020 compared with $1.19 billion for the six months ended June 30, 2019. Free cash flow for the six months ended June 30, 2020 was $1.02 billion compared with $1.05 billion for the same prior-year period. These decreases primarily reflect lower revenues, including from the impact of COVID-19 and the comparison against the broadcast of the Super Bowl in the first quarter of 2019, and higher payments for restructuring and merger-related costs. These decreases were offset by lower programming and production spending resulting from COVID-19 related production shutdowns and lower payments for income taxes in the first half of 2020. Operating cash flow and free cash flow for the six months ended June 30, 2020 and 2019 included payments for restructuring and merger-related costs of $351 million and $101 million, respectively. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” for a reconciliation of net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.
Reconciliation of Non-GAAP Measures
Results for the three and six months ended June 30, 2020 and 2019 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating income (GAAP)	$1,286	$1,446	$2,203	$3,250
Depreciation and amortization (a)	124	109	237	215
Restructuring and other corporate matters (b)	158	7	391	185
Programming charges (b)	121	—	121	—
Gain on sale of assets (b)	—	—	—	(549)
Adjusted OIBDA (Non-GAAP)	$1,689	$1,562	$2,952	$3,101
(a) The three and six months ended June 30, 2020 include an impairment charge for FCC licenses of $25 million and the six months ended June 30, 2020 also includes accelerated depreciation of $12 million for technology that was abandoned in connection with synergy plans related to the Merger.
(b) See notes on the following tables for additional information on items affecting comparability.

	Three Months Ended June 30, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$937	$(202)	$478	$.77
Items affecting comparability:
Restructuring and other corporate matters (a)	158	(34)	124	.20
Impairment charge (b)	25	(6)	19	.03
Programming charges (c)	121	(29)	92	.15
Gains from investments (d)	(32)	8	(24)	(.03)
Loss on extinguishment of debt	103	(24)	79	.13
Discrete tax items	—	1	1	—
Adjusted (Non-GAAP)	$1,312	$(286)	$769	$1.25
(a) Reflects severance, exit costs and other costs related to the Merger and a charge to write down property and equipment classified as held for sale.
(b) Reflects a charge to reduce the carrying values of FCC licenses in two markets to their fair values.
(c) Programming charges primarily related to the abandonment of certain incomplete programs resulting from COVID-19 related production shutdowns.
(d) Reflects an increase to the carrying value of an equity security based on the market price of a similar security.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2019
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,239	$(241)	$971	$1.57
Items affecting comparability:
Restructuring and other corporate matters (a)	7	(2)	5	.01
Gains from investments (b)	(39)	7	(32)	(.05)
Discrete tax items (c)	—	(32)	(32)	(.05)
Adjusted (Non-GAAP)	$1,207	$(268)	$912	$1.48
(a) Reflects professional fees associated with legal proceedings involving the Company and other corporate matters.
(b) Reflects a gain on marketable securities of $28 million and a gain of $11 million on the sale of an international joint venture.
(c) Primarily reflects a tax benefit related to the bankruptcy of an investee.

	Six Months Ended June 30, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,594	$(339)	$986	$1.60
Items affecting comparability:
Restructuring and other corporate matters (a)	391	(81)	310	.50
Impairment charge (b)	25	(6)	19	.03
Depreciation of abandoned technology (c)	12	(3)	9	.01
Programming charges (d)	121	(29)	92	.15
Gains from investments (e)	(32)	8	(24)	(.04)
Loss on extinguishment of debt	103	(24)	79	.13
Discrete tax items	—	(3)	(3)	—
Adjusted (Non-GAAP)	$2,214	$(477)	$1,468	$2.38
(a) Reflects severance, exit costs and other costs related to the Merger and a charge to write down property and equipment classified as held for sale.
(b) Reflects a charge to reduce the carrying values of FCC licenses in two markets to their fair values.
(c) Reflects accelerated depreciation for technology that was abandoned in connection with synergy plans related to the Merger.
(d) Programming charges primarily related to the abandonment of certain incomplete programs resulting from COVID-19 related production shutdowns.
(e) Reflects an increase to the carrying value of an equity security based on the market price of a similar security.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2019
	Earnings from Continuing Operations Before Income Taxes	Benefit (Provision) for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$2,832	$135	$2,917	$4.73
Items affecting comparability:
Restructuring and other corporate matters (a)	185	(45)	140	.23
Gain on sale of assets (b)	(549)	163	(386)	(.63)
Gains from investments (c)	(77)	16	(61)	(.10)
Discrete tax items (d)	—	(800)	(800)	(1.30)
Adjusted (Non-GAAP)	$2,391	$(531)	$1,810	$2.93
(a) Reflects severance, exit costs, costs associated with the settlement of a commercial dispute, and other legal proceedings involving the Company.
(b) Reflects a gain on the sale of the CBS Television City property and sound stage operation (“CBS Television City”).
(c) Reflects a gain on marketable securities of $66 million and a gain of $11 million on the sale of an international joint venture.
(d) Reflects a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations and a net tax benefit of $32 million principally related to the bankruptcy of an investee.
Consolidated Results of Operations

Three and Six Months Ended June 30, 2020 versus Three and Six Months Ended June 30, 2019
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2020		2019		$	%
Advertising	$1,934	31%	$2,645	37%	$(711)	(27)%
Affiliate	2,194	35	2,155	30	39	2
Content licensing	1,902	30	1,909	27	(7)	—
Theatrical	3	—	152	2	(149)	(98)
Publishing	200	3	218	3	(18)	(8)
Other	42	1	64	1	(22)	(34)
Total Revenues	$6,275	100%	$7,143	100%	$(868)	(12)%

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2020		2019		$	%
Advertising	$4,418	34%	$5,711	40%	$(1,293)	(23)%
Affiliate	4,391	34	4,320	30	71	2
Content licensing	3,496	27	3,374	24	122	4
Theatrical	170	1	324	2	(154)	(48)
Publishing	370	3	382	3	(12)	(3)
Other	99	1	132	1	(33)	(25)
Total Revenues	$12,944	100%	$14,243	100%	$(1,299)	(9)%
Advertising
For the three and six months ended June 30, 2020, the decreases in advertising revenues of 27% and 23%, respectively, were driven by the adverse effects of COVID-19, including lower demand in the advertising market

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and the cancellation and postponement of sporting events. Canceled or postponed sporting events include professional golf tournaments in the three months ended June 30, 2020 and the 2020 NCAA Tournament in the six-month period. In addition, our advertising revenues were negatively affected by the comparison against CBS’ broadcast of the national semifinals and championship games of the NCAA Tournament in the second quarter of 2019. These games are broadcast on CBS every other year through 2032 under agreements with the NCAA and Turner. The decline in advertising revenues for the six-month period also reflects the comparison against CBS’ broadcast of Super Bowl LIII in the first quarter of 2019. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the NFL.

Domestic advertising revenues for the second quarter of 2020 decreased 24% to $1.73 billion from $2.29 billion for the same prior-year period, and for the six months ended June 30, 2020 decreased 22% to $3.96 billion from $5.07 billion for the same prior-year period. These decreases were the result of the aforementioned factors for the applicable period. Advertising revenues benefited from growth from our domestic streaming and digital video business, including Pluto TV.

International advertising revenues for the three months ended June 30, 2020 decreased 43% to $204 million from $355 million for the same prior-year period, and for the six months ended June 30, 2020 decreased 29% to $459 million from $646 million for the same prior-year period. These decreases primarily reflect the effects of COVID-19 as well as the unfavorable impact of foreign exchange rate changes of 4 percentage points on the three-month comparison and 6 percentage points on the six-month comparison.

Affiliate
For each of the three and six months ended June 30, 2020, affiliate revenues increased 2%, reflecting growth from station affiliation fees and retransmission fees, driven by annual contractual increases and contract renewals with television stations affiliated with the CBS Television Network, MVPDs and virtual MVPDs, as well as growth from our streaming services, including CBS All Access and Showtime OTT, driven by subscriber growth, as well as BET+, which we launched in September 2019. These increases were partially offset by lower cable affiliate fees, mainly resulting from subscriber declines. For the three months ended June 30, 2020, domestic affiliate revenues increased 2% to $2.03 billion from $1.99 billion for the same prior-year period, while international affiliate revenues decreased 5% to $160 million from $169 million for the second quarter of 2019, driven by the unfavorable impact of foreign exchange rate changes of 3 percentage points. For the six months ended June 30, 2020, domestic affiliate revenues increased 3% to $4.08 billion from $3.98 billion for the same prior-year period, while international affiliate revenues decreased 9% to $311 million from $341 million for the first six months of 2019, including the unfavorable impact of foreign exchange rate changes of 6 percentage points.

Content Licensing
Content licensing revenues for the three months ended June 30, 2020 remained relatively flat and for the six months ended June 30, 2020 increased 4%, as the licensing of the domestic streaming rights to South Park to an SVOD provider was offset by a lower volume of licensing in each of the current-year periods. The lower volume was primarily the result of the benefit to the prior-year periods from several significant licensing agreements for library programming, the timing of deliveries, and production shutdowns that began in March 2020 and continued throughout the second quarter because of COVID-19.

Theatrical
Theatrical revenues for the three and six months ended June 30, 2020 were impacted by the closure of movie theaters throughout the second quarter in response to COVID-19.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Publishing
For the three and six months ended June 30, 2020, publishing revenues decreased 8% and 3%, respectively, driven by lower print book sales mainly reflecting the impacts of COVID-19, including fewer new releases in the second quarter of 2020 due to their postponement to later in the year and weakness in the retail market. The decline was partially offset by growth in sales of electronic and digital audio books.

Other
For the three and six months ended June 30, 2020, other revenues decreased 34% and 25%, respectively, primarily reflecting lower revenues from the rental of our production facilities as a result of the shutdown of production studios due to COVID-19.

Operating Expenses

	Three Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2020		2019		$	%
Production	$1,491	43%	$1,815	43%	$(324)	(18)%
Programming	713	20	925	22	(212)	(23)
Participation, distribution and royalty	618	18	923	22	(305)	(33)
Programming charges	121	3	—	—	121	n/m
Other	542	16	547	13	(5)	(1)
Total Operating Expenses	$3,485	100%	$4,210	100%	$(725)	(17)%

	Six Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2020		2019		$	%
Production	$3,145	42%	$3,311	39%	$(166)	(5)%
Programming	1,686	22	2,375	28	(689)	(29)
Participation, distribution and royalty	1,496	20	1,712	20	(216)	(13)
Programming charges	121	2	—	—	121	n/m
Other	1,102	14	1,060	13	42	4
Total Operating Expenses	$7,550	100%	$8,458	100%	$(908)	(11)%
n/m - not meaningful
Production
For the three and six months ended June 30, 2020, the decreases in production expenses of 18% and 5%, respectively, reflect lower costs associated with the mix of titles licensed under television licensing arrangements, as well as the impact of COVID-19, which resulted in the absence of theatrical releases in the second quarter of 2020, the cancellation and postponement of live events, and the broadcast of fewer episodes of original programming on our broadcast networks.
Programming
For the three months ended June 30, 2020, the 23% decrease in programming expenses was driven by lower sports programming costs resulting from the comparison against CBS’ broadcast of the national semifinals and championship games of the NCAA Tournament in the second quarter of 2019, and the postponement and cancellation of professional golf tournaments as a result of concerns around COVID-19. These NCAA Tournament games are broadcast on CBS every other year through 2032 under agreements with the NCAA and Turner. The

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

decline also reflects the broadcast of fewer original programs on our broadcast networks, as a result of COVID-19 related production shutdowns, and the mix of programming.
For the six months ended June 30, 2020, the 29% decrease in programming expenses was driven by lower sports programming costs, reflecting CBS’ broadcasts of the Super Bowl and the NCAA Tournament in the first quarter of 2019 and the above-mentioned noncomparable sporting events. The Super Bowl is broadcast on CBS on a rotating basis with other networks through the 2022 season under the current contract with the NFL. The 2020 NCAA Tournament was canceled as a result of concerns about COVID-19. The decline also reflects the broadcast of fewer original programs on our broadcast networks, as a result of COVID-19 related production shutdowns, and the mix of programming.

Participation, Distribution and Royalty
For the three and six months ended June 30, 2020, participation, distribution and royalty costs decreased 33% and 13%, respectively, reflecting higher distribution costs in the prior-year periods to support theatrical releases, including Rocketman, while the current-year periods were impacted by the postponement of films from theatrical release due to COVID-19. Participation and residuals costs associated with television licensing revenues were also lower for the three and six months ended June 30, 2020 compared with the same prior-year periods, reflecting the mix of titles licensed in each period.

Programming Charges
During the three and six months ended June 30, 2020, we recorded programming charges of $121 million primarily related to the abandonment of certain incomplete programs resulting from COVID-19 related production shutdowns.

Other
Other operating expenses primarily include overhead costs associated with operating departments, including compensation expense, revenue-sharing costs and costs associated with book sales, including printing and warehousing. For the three months ended June 30, 2020, other operating expenses decreased 1%. For the six months ended June 30, 2020, the increase in other operating expenses of 4% was driven by higher revenue-sharing costs associated with the growth in retransmission and digital revenues and higher costs at CBS News as a result of unscheduled news broadcasts and political coverage.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Selling, general and administrative expenses	$1,222	$1,371	(11)%	$2,563	$2,684	(5)%

Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. For the three and six months ended June 30, 2020, SG&A expenses decreased 11% and 5%, respectively, reflecting lower advertising and promotion costs from the broadcast of fewer original programs during the second quarter and lower employee expenses reflecting lower incentive compensation and the benefit from restructuring activities. For the six-month period, these decreases were partially offset by costs associated with Pluto TV, which was acquired during the first quarter of 2019.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Depreciation and amortization	$124	$109	14%	$237	$215	10%

Depreciation and amortization expense for the three and six months ended June 30, 2020 included an impairment charge of $25 million in the TV Entertainment segment to write down the carrying values of FCC licenses in two markets to their fair values (see Note 4). Also included in the six months ended June 30, 2020 was accelerated depreciation of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger. Partially offsetting these increases was lower depreciation as a result of assets that became fully depreciated during 2019.

Restructuring and Other Corporate Matters
During the three and six months ended June 30, 2020 and 2019, we recorded costs for restructuring and other corporate matters as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Severance	$128	$—	$304	$98
Exit costs	6	—	32	30
Restructuring charges	134	—	336	128
Merger-related costs	10	—	41	—
Other corporate matters	14	7	14	57
Restructuring and other corporate matters	$158	$7	$391	$185

During the three and six months ended June 30, 2020, we recorded restructuring charges of $134 million and $336 million, respectively, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges primarily include severance costs and the acceleration of stock-based compensation. During the six months ended June 30, 2019, we recorded restructuring charges of $128 million primarily for severance costs associated with a restructuring plan initiated in the first quarter of 2019 under which severance payments were provided to certain eligible employees who voluntarily elected to participate. Restructuring charges for the three and six months ended June 30, 2020 and the six months ended June 30, 2019 also included exit costs resulting from the termination of contractual obligations.

In addition, for the three and six months ended June 30, 2020, we incurred merger-related costs of $10 million and $41 million, respectively, consisting of transaction-related bonuses and professional fees mainly associated with integration activities. In addition, we recorded a charge of $14 million to write down property and equipment that has been classified as held for sale to its fair value less costs to sell at June 30, 2020. During the three and six months ended June 30, 2019, we incurred costs of $7 million and $57 million, respectively, consisting of costs associated with legal proceedings involving the Company and for the six-month period, the settlement of a commercial dispute.

Gain on Sale of Assets
During the first quarter of 2019, we completed the sale of CBS Television City for $750 million, resulting in a gain of $549 million ($386 million, net of tax).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Expense/Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Interest expense	$(263)	$(237)	11%	$(504)	$(477)	6%
Interest income	$11	$15	(27)%	$25	$34	(26)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of June 30, 2020 and 2019:

	At June 30,
		Weighted Average		Weighted Average
	2020	Interest Rate	2019	Interest Rate
Total long-term debt	$19,930	4.78%	$18,273	4.70%
Other bank borrowings	$101	3.59%	$—	—%
Loss on Extinguishment of Debt
For the three and six months ended June 30, 2020, the loss on extinguishment of debt of $103 million reflects a pre-tax loss associated with the early redemption of $2.43 billion of our long-term debt.

Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pension and postretirement benefit costs	$(18)	$(26)	$(36)	$(53)
Foreign exchange (losses) gains	(9)	2	(25)	(3)
Gain from equity securities	32	28	32	66
Gain on sale of investment	—	11	—	11
Other	1	—	2	4
Other items, net	$6	$15	$(27)	$25
(Provision) Benefit for Income Taxes
The (provision) benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2020, we recorded a provision for income taxes of $202 million and $339 million, reflecting effective income tax rates of 21.6% and 21.3%, respectively.
For the three and six months ended June 30, 2019, we recorded a provision for income taxes of $241 million and a benefit of $135 million, reflecting effective income tax rates of 19.5% and (4.8)%, respectively. Included in the provision for income taxes for the second quarter of 2019 is a net tax benefit of $32 million principally related to the bankruptcy of an investee. This item, taken together with a provision of $5 million for restructuring and other corporate matters and gain on equity securities, reduced our effective income tax rate by 2.7 percentage points. The tax benefit for the six months ended June 30, 2019 included a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations, the aforementioned tax benefit of $32 million principally related to the bankruptcy of an investee, and a tax provision of $163 million on the gain from the sale of CBS Television City. These items, taken together with a

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

net tax benefit of $29 million for restructuring and other corporate matters and gain on equity securities, reduced the effective income tax rate by 27.0 percentage points for the six months ended June 30, 2019.

In March 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2020. We do not expect the future impact of the CARES Act provisions to be material.

In March 2020, the UK government passed a resolution increasing the UK corporate income tax rate from 17% to 19% beginning April 1, 2020. The resolution received Royal Assent on July 22, 2020. Accordingly, the impact of the rate increase will be recorded in our consolidated financial statements in the third quarter of 2020. We currently estimate the impact of the rate increase to result in a net tax benefit of approximately $100 million, primarily attributable to the adjustment of our UK deferred income tax balances.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Equity in loss of investee companies	$(16)	$(28)	43%	$(32)	$(51)	37%
Tax benefit	4	7	(43)	11	12	(8)
Equity in loss of investee companies, net of tax	$(12)	$(21)	(43)%	$(21)	$(39)	(46)%
Net Earnings Attributable to Noncontrolling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings attributable to noncontrolling interests	$245	$6	$248	$11
For the three and six months ended June 30, 2020, net earnings attributable to noncontrolling interests primarily reflects our joint venture partners’ share of profit from the licensing of the domestic streaming rights to South Park to an SVOD provider in the second quarter of 2020.

Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Net earnings from continuing operations attributable to ViacomCBS	$478	$971	(51)%	$986	$2,917	(66)%
Diluted EPS from continuing operations attributable to ViacomCBS	$.77	$1.57	(51)%	$1.60	$4.73	(66)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the three months ended June 30, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 51%, driven by the lower operating income, the noncontrolling interest’s share of profit from the licensing of South Park and a loss on extinguishment of debt of $103 million in 2020. For the six months ended June 30, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 66%, primarily driven by the lower operating income, which in 2019 included the above-mentioned gain of $549 million ($386 million, net of tax, or $.63 per diluted share) on the sale of CBS Television City, as well as the aforementioned discrete tax benefits of $800 million, or $1.30 per diluted share.
Segment Results of Operations
We present operating income (loss) excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and gain (loss) on sale of assets, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. The reconciliation of Adjusted OIBDA to our consolidated net earnings is presented in Note 14 to the consolidated financial statements.
Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2020		2019		$	%
Revenues:
TV Entertainment	$2,287	36%	$2,938	41%	$(651)	(22)%
Cable Networks	3,232	52	3,176	45	56	2
Filmed Entertainment	647	10	877	12	(230)	(26)
Publishing	200	3	218	3	(18)	(8)
Corporate/Eliminations	(91)	(1)	(66)	(1)	(25)	(38)
Total Revenues	$6,275	100%	$7,143	100%	$(868)	(12)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,
			Increase/(Decrease)
	2020	2019	$	%
Adjusted OIBDA:
TV Entertainment	$392	$613	$(221)	(36)%
Cable Networks	1,285	989	296	30
Filmed Entertainment	116	95	21	22
Publishing	38	35	3	9
Corporate/Eliminations	(97)	(120)	23	19
Stock-based compensation	(45)	(50)	5	10
Total Adjusted OIBDA	1,689	1,562	127	8
Depreciation and amortization	(124)	(109)	(15)	(14)
Restructuring and other corporate matters	(158)	(7)	(151)	n/m
Programming charges	(121)	—	(121)	n/m
Total Operating Income	$1,286	$1,446	$(160)	(11)%
n/m - not meaningful

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2020		2019		$	%
Revenues:
TV Entertainment	$5,234	40%	$6,344	44%	$(1,110)	(17)%
Cable Networks	6,090	47	6,078	43	12	—
Filmed Entertainment	1,458	11	1,607	11	(149)	(9)
Publishing	370	3	382	3	(12)	(3)
Corporate/Eliminations	(208)	(1)	(168)	(1)	(40)	(24)
Total Revenues	$12,944	100%	$14,243	100%	$(1,299)	(9)%

	Six Months Ended June 30,
			Increase/(Decrease)
	2020	2019	$	%
Adjusted OIBDA:
TV Entertainment	$965	$1,355	$(390)	(29)%
Cable Networks	2,079	1,882	197	10
Filmed Entertainment	143	133	10	8
Publishing	57	54	3	6
Corporate/Eliminations	(193)	(222)	29	13
Stock-based compensation	(99)	(101)	2	2
Total Adjusted OIBDA	2,952	3,101	(149)	(5)
Depreciation and amortization	(237)	(215)	(22)	(10)
Restructuring and other corporate matters	(391)	(185)	(206)	n/m
Programming charges	(121)	—	(121)	n/m
Gain on sale of assets	—	549	(549)	n/m
Total Operating Income	$2,203	$3,250	$(1,047)	(32)%
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
Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
			Increase/(Decrease)
Entertainment	2020	2019	$	%
Advertising	$951	$1,309	$(358)	(27)%
Affiliate	751	616	135	22
Content licensing	544	966	(422)	(44)
Other	41	47	(6)	(13)
Revenues	$2,287	$2,938	$(651)	(22)%

Adjusted OIBDA	$392	$613	$(221)	(36)%
Revenues
For the three months ended June 30, 2020, the 22% decrease in TV Entertainment revenues was mainly driven by lower advertising and content licensing revenues, including from the impact of COVID-19 on our business, partially offset by growth in affiliate revenues.

Advertising
The 27% decrease in advertising revenues was driven by the adverse effects of COVID-19, including lower demand in the advertising market and the cancellation and postponement of professional golf tournaments scheduled for broadcast by the CBS Television Network. The decrease also reflects the comparison against CBS’ broadcast of the national semifinals and championship games of the NCAA Tournament in the second quarter of 2019. These games are broadcast by the CBS Television Network every other year through 2032 under agreements with the NCAA and Turner.

Affiliate
Affiliate revenues grew 22%, reflecting 19% growth in station affiliation fees and retransmission revenues, as well as subscriber growth at CBS All Access.
Content Licensing
Content licensing revenues decreased 44% mainly due to the benefit to the prior-year period from several significant licensing agreements for library programming, as well as fewer deliveries of our programming during the current-year period as a result of production shutdowns related to COVID-19 and the timing of deliveries of programs produced for third parties.

Other
Other revenues decreased 13%, primarily reflecting lower revenues from the rental of our production facilities as a result of production shutdowns due to COVID-19.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA decreased 36%, mainly as a result of the revenue decline, partially offset by lower production and programming costs resulting from production shutdowns due to COVID-19 and the mix of primetime programming. Advertising and promotion costs were also lower, reflecting the broadcast of fewer original programs due to COVID-19.
Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
			Increase/(Decrease)
TV Entertainment	2020	2019	$	%
Advertising	$2,332	$3,276	$(944)	(29)%
Affiliate	1,485	1,227	258	21
Content licensing	1,341	1,747	(406)	(23)
Other	76	94	(18)	(19)
Revenues	$5,234	$6,344	$(1,110)	(17)%

Adjusted OIBDA	$965	$1,355	$(390)	(29)%
Revenues
For the six months ended June 30, 2020, the 17% decrease in TV Entertainment revenues was mainly driven by the comparison against CBS’ broadcasts of tentpole sporting events in 2019, the impact of COVID-19 on our business during the second quarter of 2020, including weakness in the advertising market, and lower content licensing revenues partially offset by growth in affiliate revenues.

Advertising
The 29% decrease in advertising revenues was driven by the aforementioned impact of COVID-19 during the second quarter of 2020, as well as the comparison against CBS’ broadcasts of Super Bowl LIII and the NCAA Tournament in 2019. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the NFL. The 2020 NCAA Tournament, which was scheduled to be broadcast by CBS in the first quarter of 2020, was canceled as a result of concerns about COVID-19. In addition, the national semifinals and championship games of the NCAA Tournament, which are broadcast by CBS every other year through 2032 under agreements with the NCAA and Turner, were broadcast on CBS in the second quarter of 2019.

Affiliate
Affiliate revenues grew 21%, reflecting 19% growth in station affiliation fees and retransmission revenues, as well as subscriber growth at CBS All Access.
Content Licensing
Content licensing revenues decreased 23%, mainly due to the benefit to the prior-year period from several significant licensing agreements for library programming, as well as fewer deliveries of our programming during the current-year period as a result of production shutdowns related to COVID-19 and the timing of deliveries.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other
Other revenues decreased 19%, primarily reflecting lower revenues from the rental of our production facilities as a result of production shutdowns during the second quarter of 2020 due to COVID-19 and the sale of CBS Television City in January 2019.

Adjusted OIBDA
Adjusted OIBDA decreased 29% driven by the impact of COVID-19 on our advertising revenues, the comparison against the broadcast of major sporting events in the first six months of 2019 and lower profits from content licensing. These decreases were partially offset by the increase in affiliate revenues and lower production and programming costs as a result of production shutdowns due to COVID-19 and the mix of programming.
Cable Networks (Showtime Networks, Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV, Smithsonian Networks, ViacomCBS Networks International, Network 10, Channel 5, Telefe and Pluto TV)
Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
			Increase/(Decrease)
Cable Networks	2020	2019	$	%
Advertising	$992	$1,347	$(355)	(26)%
Affiliate	1,443	1,539	(96)	(6)
Content licensing	797	290	507	175
Revenues	$3,232	$3,176	$56	2%

Adjusted OIBDA	$1,285	$989	$296	30%
Revenues
For the three months ended June 30, 2020, Cable Networks revenues increased 2% from the same prior-year period, reflecting the licensing of the domestic streaming rights of South Park to an SVOD provider, which was partially offset by weakness in the advertising market as a result of COVID-19 as well as lower affiliate revenues. Domestic revenues increased 8% while international revenues decreased 22%, including a 3-percentage point unfavorable impact of foreign exchange rate changes.

Advertising
The 26% decrease in advertising revenues was primarily driven by the adverse effects of COVID-19. Domestic advertising revenues decreased 21% reflecting lower linear impressions, including from weakness in the advertising market as a result of COVID-19, partially offset by growth from streaming and digital video advertising and higher pricing. International advertising revenues decreased 43%, primarily reflecting weakness in the advertising market as well as the unfavorable impact of foreign exchange rate changes of 4 percentage points.

Affiliate
Affiliate revenues decreased 6% from the same prior-quarter period. Domestic affiliate revenues decreased 6%, primarily driven by declines in traditional MVPD subscribers at our cable networks, partially offset by growth from our owned subscription services, including Showtime OTT and BET+, which was launched in September 2019. International affiliate revenues decreased 5%, including a 3-percentage point unfavorable impact of foreign

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

exchange rate changes. As of June 30, 2020, Showtime subscriptions, including Showtime OTT, totaled approximately 27 million.

Content Licensing
The increase in content licensing revenues was primarily the result of growth from the licensing of programming to SVOD providers, mainly for the domestic streaming rights to South Park.

Adjusted OIBDA
Adjusted OIBDA increased 30%, driven by lower programming costs primarily due to scheduling changes and the cancellation and postponement of live events as a result of COVID-19, lower advertising and promotion costs resulting from the broadcast of fewer original programs during the quarter, lower employee costs reflecting the benefit from restructuring activities and the increase in revenues.
Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
			Increase/(Decrease)
Cable Networks	2020	2019	$	%
Advertising	$2,109	$2,462	$(353)	(14)%
Affiliate	2,906	3,093	(187)	(6)
Content licensing	1,075	523	552	106
Revenues	$6,090	$6,078	$12	—%

Adjusted OIBDA	$2,079	$1,882	$197	10%
Revenues
For the six months ended June 30, 2020, Cable Networks revenues increased slightly from the same prior-year period, as the benefit from the domestic licensing of South Park was mostly offset by weakness in the advertising market as a result of COVID-19 and lower affiliate revenues. Domestic revenues increased 4% while international revenues decreased 15%, including a 5-percentage point unfavorable impact of foreign exchange rate changes.

Advertising
Advertising revenues decreased 14% primarily driven by the adverse effects of COVID-19 in the second quarter of 2020. Domestic advertising revenues decreased 9%, reflecting lower linear impressions, including the effects of weakness in the advertising market as a result of COVID-19. These decreases were partially offset by growth from streaming and digital video advertising, including revenues from Pluto TV, which was acquired in March 2019 as well as the consolidation of Pop TV beginning in March 2019, when we acquired the 50% interest we did not own. International advertising revenues decreased 29%, primarily reflecting weakness in the advertising market and the unfavorable impact of foreign exchange rate changes of 6 percentage points.

Affiliate
Affiliate revenues decreased 6%, which included a 1-percentage point unfavorable impact from foreign exchange rate changes. Domestic affiliate revenues decreased 6%, primarily driven by declines in traditional MVPD subscribers at our cable networks. These declines were partially offset by growth from our owned subscription services, including Showtime OTT and BET+, and the inclusion of the results of Pop TV. International affiliate revenues decreased 9%, including a 6-percentage point unfavorable impact of foreign exchange rate changes.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Content Licensing
The increase in content licensing revenues was primarily the result of growth from the licensing of programming to SVOD providers, mainly from South Park.

Adjusted OIBDA
Adjusted OIBDA increased 10%, driven by lower programming costs primarily due to scheduling changes and the cancellation and postponement of live events as a result of COVID-19, lower advertising and promotion costs due to the broadcast of fewer original programs, and lower employee costs reflecting the benefit from restructuring activities. These cost decreases were partially offset by incremental costs associated with Pluto TV and Pop TV, which were acquired in the first quarter of 2019.
Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios, and Miramax)
Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2020	2019	$	%
Theatrical	$3	$152	$(149)	(98)%
Home entertainment	209	161	48	30
Licensing	434	540	(106)	(20)
Other	1	24	(23)	(96)
Revenues	$647	$877	$(230)	(26)%

Adjusted OIBDA	$116	$95	$21	22%
Revenues
For the three months ended June 30, 2020, Filmed Entertainment revenues decreased 26% as a result of the closure of movie theaters throughout the second quarter of 2020 and the timing of licensing revenues.

Theatrical
Theatrical revenues for the three months ended June 30, 2020 were impacted by the closure of movie theaters throughout the second quarter of 2020 in response to COVID-19.

Home Entertainment
The 30% increase in home entertainment revenues was driven by the mix of titles in release and higher sales of catalog titles. The current quarter benefited from the strong performance of Sonic the Hedgehog in the home entertainment market.

Licensing
The 20% decrease in licensing revenues was due to lower revenues from the licensing of catalog titles and the timing of deliveries of programs produced for third parties. Foreign exchange rate changes had a 1-percentage point unfavorable impact on the licensing revenue comparison.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA increased 22%, reflecting lower distribution costs resulting from the absence of theatrical releases during the three months ended June 30, 2020 as compared to the prior-year period, which included costs associated with theatrical releases, including Rocketman. The increase also reflects the strong performance of Sonic the Hedgehog in the home entertainment market and lower incentive compensation, partially offset by lower licensing revenues. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2020	2019	$	%
Theatrical	$170	$324	$(154)	(48)%
Home entertainment	383	315	68	22
Licensing	876	915	(39)	(4)
Other	29	53	(24)	(45)
Revenues	$1,458	$1,607	$(149)	(9)%

Adjusted OIBDA	$143	$133	$10	8%
Revenues
For the six months ended June 30, 2020, the 9% decrease in Filmed Entertainment revenues primarily reflects the closure of movie theaters throughout the second quarter of 2020 in response to COVID-19.

Theatrical
Theatrical revenues decreased 48% as a result of the closure of movie theaters throughout the second quarter of 2020 in response to COVID-19. Theatrical revenues during the current year benefited from the theatrical release of Sonic the Hedgehog in the first quarter, while the prior year benefited from the second quarter releases of Rocketman and Pet Sematary and the 2018 release of Bumblebee. Foreign exchange rate changes had a 1-percentage point unfavorable impact on the theatrical revenues comparison.

Home Entertainment
The 22% increase in home entertainment revenues was driven by the mix of titles in release and higher sales of catalog titles. For the six months ended June 30, 2020, revenues benefited from the release of Sonic the Hedgehog and Terminator: Dark Fate, while the prior-year period benefited from Bumblebee and Mission: Impossible-Fallout.

Licensing
The 4% decrease in licensing revenues was primarily due to lower revenues from the licensing of films to SVOD providers, driven by catalog titles partially offset by the benefit from the current year SVOD release of Lovebirds, and lower revenues from the licensing of music rights. These decreases were partially offset by higher revenues from the production of television programming for third parties, mainly Defending Jacob.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA increased 8% as the revenue decline was more than offset by lower distribution costs resulting from the absence of theatrical releases in the second quarter of 2020 and lower incentive compensation. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Publishing (Simon & Schuster)
Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
			Increase/(Decrease)
Publishing	2020	2019	$	%
Revenues	$200	$218	$(18)	(8)%

Adjusted OIBDA	$38	$35	$3	9%
Revenues
For the three months ended June 30, 2020, the 8% decrease in revenues was primarily driven by lower print book sales mainly reflecting the impacts of COVID-19, including fewer new releases in the second quarter of 2020 due to their postponement to later in the year and weakness in the retail market. These increases were partially offset by higher digital audio and electronic book sales. Bestselling titles for the second quarter of 2020 included The Room Where It Happened by John Bolton and If It Bleeds by Stephen King.

Adjusted OIBDA
Adjusted OIBDA increased 9%, as the decrease in revenues was more than offset by lower production and distribution costs associated with the lower print book sales and the mix of titles.
Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
			Increase/(Decrease)
Publishing	2020	2019	$	%
Revenues	$370	$382	$(12)	(3)%

Adjusted OIBDA	$57	$54	$3	6%
Revenues
For the six months ended June 30, 2020, the 3% decrease in revenues was primarily driven by lower print book sales mainly reflecting the impacts of COVID-19, including fewer new releases in the second quarter of 2020 due to their postponement to later in the year and weakness in the retail market. These increases were partially offset by higher digital audio and electronic book sales.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA increased 6%, as the decrease in revenues was more than offset by lower production and distribution costs associated with the lower print book sales and the mix of titles.
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

Funding for our long-term debt obligations due over the next five years of $5.54 billion as of June 30, 2020 is expected to come from our ability to refinance our debt and cash generated from operating activities. During the second quarter of 2020, we issued $4.50 billion of senior notes with interest rates ranging from 4.20% to 4.95% and due dates from 2025 to 2050. The net proceeds from these issuances are being used for the redemption of our long-term debt as well as for general corporate purposes. During the second quarter of 2020, we redeemed senior notes, debentures, and junior subordinated debentures of $2.43 billion, prior to maturity, for a redemption price of $2.52 billion. On July 10, 2020, we fully redeemed the remaining $340 million of our outstanding 3.875% senior notes due December 2021.

The ongoing impact of COVID-19 could have a negative effect on our financial condition or our ability to fund operations or future investment opportunities due to an increase in the cost of, or difficulty in, obtaining debt or equity financing, or our ability to comply with the leverage covenant in our Credit Facility in the future. The magnitude of the impact could be material to our business, financial condition and results of operations and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)
Cash flow provided by operating activities	$1,151	$1,189	$(38)
Cash flow (used for) provided by investing activities	(187)	120	(307)
Cash flow provided by (used for) financing activities	649	(1,227)	1,876
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	2	(19)
Net increase in cash, cash equivalents and restricted cash	$1,596	$84	$1,512
Operating Activities. For the six months ended June 30, 2020, the decrease in cash flow provided by operating activities was primarily driven by lower revenues, including from the impact of COVID-19 and the comparison against the broadcast of the Super Bowl in the first quarter of 2019, and higher payments for restructuring and merger-related costs. These decreases were offset by lower programming and production spending resulting from COVID-19 related production shutdowns and lower payments for income taxes in the first half of 2020. Operating cash flow included payments for restructuring and merger-related costs of $351 million for the six months ended June 30, 2020 compared to $101 million in the same prior-year period. Cash paid for income taxes decreased to $100 million for the six months ended June 30, 2020 from $498 million for the prior-year period. The decrease was primarily due to a payment in 2019 as a result of guidance issued by the United States government in January 2019 relating to the transition tax on cumulative foreign earnings and profits that resulted from the enactment of federal tax legislation in December 2017. Cash taxes for 2020 benefited from the deferral of estimated federal income tax payments in the first half of 2020 as a result of tax relief granted by the United States government during the COVID-19 pandemic.

Investing Activities

	Six Months Ended June 30,
	2020	2019
Investments (a)	$(60)	$(132)
Capital expenditures	(132)	(142)
Acquisitions, net of cash acquired (b)	(141)	(361)
Proceeds from dispositions (c)	146	751
Other investing activities	—	4
Cash flow (used for) provided by investing activities	$(187)	$120
(a) Primarily includes our investment in The CW.
(b) 2020 primarily reflects the acquisition of Miramax, a global film and television studio. 2019 reflects the acquisition of Pluto Inc. and the remaining 50% interest in Pop TV, a general entertainment cable network.
(c) 2020 reflects the sale of marketable securities. 2019 reflects the sale of CBS Television City.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financing Activities

	Six Months Ended June 30,
	2020	2019
Repayments of short-term debt borrowings, net	$(698)	$(674)
Proceeds from issuance of senior notes	4,370	493
Repayment of notes and debentures	(2,535)	(600)
Dividends	(301)	(299)
Repurchase of the Company’s Class B Common Stock	(58)	(14)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(59)	(52)
Other financing activities	(70)	(81)
Cash flow provided by (used for) financing activities	$649	$(1,227)
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

The following table presents a reconciliation of our net cash flow provided by operating activities to free cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net cash flow provided by operating activities (GAAP)	$795	$260	$1,151	$1,189
Capital expenditures	(81)	(75)	(132)	(142)
Free cash flow (Non-GAAP)	$714	$185	$1,019	$1,047

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Dividends
During the second quarter of 2020, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million, which were paid on July 1, 2020.

Share Repurchase Program
During the six months ended June 30, 2020, we repurchased 1.3 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share. At June 30, 2020, $2.36 billion of authorization remained under the share repurchase program.
Capital Structure
The following table sets forth our debt.

	At	At
	June 30, 2020	December 31, 2019
Commercial paper	$—	$699
Senior debt (2.250%-7.875% due 2021-2050)	18,773	16,690
Junior debt (5.875%-6.25% due 2057)	1,157	1,286
Other bank borrowings	101	—
Obligations under finance leases	37	44
Total debt (a)	20,068	18,719
Less commercial paper and other short-term borrowings	6	699
Less current portion of long-term debt	358	18
Total long-term debt, net of current portion	$19,704	$18,002
(a) At June 30, 2020 and December 31, 2019, the long-term debt balances included (i) a net unamortized discount of $503 million and $412 million, respectively, (ii) unamortized deferred financing costs of $112 million and $92 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $6 million, respectively. The face value of our total debt was $20.69 billion and $19.23 billion at June 30, 2020 and December 31, 2019, respectively.

During the second quarter of 2020, we issued $4.50 billion of senior notes with interest rates ranging from 4.20% to 4.95% and due dates from 2025 to 2050. The net proceeds from these issuances are being used for the redemption of our long-term debt as well as for general corporate purposes. During the second quarter of 2020, we redeemed senior notes, debentures, and junior subordinated debentures of $2.43 billion, prior to maturity, for a redemption price of $2.52 billion. As a result, we recognized a pre-tax loss on extinguishment of debt of $103 million, net of $15 million of unamortized debt issuance costs and fees. On July 10, 2020, we fully redeemed the remaining $340 million of our outstanding 3.875% senior notes due December 2021.

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

Commercial Paper
In January 2020, our commercial paper program was increased to $3.50 billion from $2.50 billion in conjunction with the new $3.50 billion revolving credit facility described below. At June 30, 2020, we had no outstanding commercial paper borrowings under our commercial paper program. At December 31, 2019, we had $699 million

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

of outstanding commercial paper borrowings with maturities of less than 90 days and a weighted average interest rate of 2.07%.

Credit Facility
In January 2020, the $2.50 billion revolving credit facility held by CBS prior to the Merger (the “CBS Credit Facility”), with a maturity in June 2021, was terminated and the $2.50 billion revolving credit facility held by Viacom prior to the Merger (the “Viacom Credit Facility”), with a maturity in February 2024, was amended and restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper outstanding, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of June 30, 2020.
At June 30, 2020, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At June 30, 2020, we had $101 million of bank borrowings with a weighted average interest rate of 3.59%. These borrowings consisted primarily of amounts outstanding under Miramax’s $300 million credit facility, which matures in April 2023.
Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2020, the outstanding letters of credit and surety bonds approximated $135 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City. In connection with the sale of CBS Television City in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at June 30, 2020 is a liability of $99 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). These lease commitments amount to $72 million as of June 30, 2020 and are presented on the Consolidated Balance Sheet within “Other liabilities.” The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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
Legal Matters
General
On an ongoing basis, we vigorously defend ourselves in numerous lawsuits and proceedings and respond to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation’’). Litigation may be brought against us without merit, is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the following matters are not likely, in the aggregate, to result in a material adverse effect on our business, financial condition and results of operations.

Litigation Relating to the Merger
Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. On April 14, 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and nominal defendant ViacomCBS Inc. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On June 5, 2020, the defendants filed motions to dismiss. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On May 22, 2020, the defendants filed motions to dismiss. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Investigation-Related Matters
As announced on August 1, 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination, discussed below, with respect to the termination of Mr. Moonves’ employment. We have received subpoenas from the New York County District Attorney’s Office and the New York City Commission on Human Rights regarding the subject matter of this investigation and related matters. The New York State Attorney General’s Office and the United States Securities and Exchange Commission have also requested information about these matters, including with respect to CBS’ related public disclosures. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. We are cooperating with these inquiries.

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action suits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Separation Agreement
On September 9, 2018, CBS entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of CBS. In October 2018, we contributed $120 million to a grantor trust pursuant to the Separation Agreement. On December 17, 2018, the CBS Board of Directors announced that, following its consideration of the findings of the investigation referred to above, it had determined that there were grounds to terminate Mr. Moonves’ employment for cause under his employment agreement with CBS. Any dispute related to the CBS Board of Directors’ determination is subject to binding arbitration as set forth in the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Separation Agreement. On January 16, 2019, Mr. Moonves commenced a binding arbitration proceeding with respect to this matter and the related CBS Board of Directors investigation, which proceeding is ongoing. The assets of the grantor trust will remain in the trust until a final determination in the arbitration. We are currently unable to determine the outcome of the arbitration and the amount, if any, that may be awarded thereunder. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Claims Related to Former Businesses: Asbestos
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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2020, we had pending approximately 31,190 asbestos claims, as compared with approximately 30,950 as of December 31, 2019. During the second quarter of 2020, we received approximately 590 new claims and closed or moved to an inactive docket approximately 480 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2019 and 2018 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $58 million and $45 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Other
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

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of ViacomCBS to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: the impact of the COVID-19 pandemic (and other widespread health emergencies or pandemics) and measures taken in response thereto; technological developments, alternative content offerings and their effects in our markets and on consumer behavior; the impact on our advertising revenues of changes in consumers’ content viewership, deficiencies in audience measurement and advertising market conditions; the public acceptance of our brands, programming, films, published content and other entertainment content on the various platforms on which they are distributed; increased costs for programming, films and other rights; the loss of key talent; competition for content, audiences, advertising and distribution in consolidating industries; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; the risks and costs associated with the integration of the CBS Corporation and Viacom Inc. businesses and investments in new businesses, products, services and technologies; evolving cybersecurity and similar risks; the failure, destruction or breach of critical satellites or facilities; content theft; domestic and global political, economic and/or regulatory factors affecting our businesses generally; volatility in capital markets or a decrease in our debt ratings; strikes and other union activity; fluctuations in our results due to the timing, mix, number and availability of our films and other programming; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming; liabilities related to discontinued operations and former businesses; and potential conflicts of interest arising from our ownership structure with a controlling stockholder. These risks, uncertainties and other factors are discussed in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (filed with the SEC on February 20, 2020) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (filed with the SEC on May 7, 2020). Other risks may be described in our news releases and other filings with the SEC, including but not limited to our Current Reports on Form 8-K. There may be additional risks, uncertainties and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this document and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
The information set forth in Note 15 to the consolidated financial statements appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q under the caption “Legal Matters” is incorporated by reference herein.

Item 1A.	Risk Factors.
In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 (filed with the SEC on February 20, 2020), the following risk factor could have a material adverse effect on our business, financial condition and results of operations.

The coronavirus disease (COVID-19) pandemic has negatively impacted and is expected to continue to impact our business (and other pandemics could do the same), which could have a material adverse effect on our business, financial condition and results of operations.
The coronavirus disease (“COVID-19”) pandemic has negatively impacted, and is expected to continue to impact, the macroeconomic environment in the United States and globally. Federal, state and local governmental authorities in the United States and foreign governments around the world have implemented numerous orders, policies and initiatives to try and reduce the transmission of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders and business shutdowns. The difficult macroeconomic environment, which has included increased and prolonged unemployment and a decline in consumer confidence, as a result of COVID-19, and any resulting recession or prolonged declines in economic growth, as well as changes in consumer behavior in response to a pandemic, has had, and may continue to have, a negative impact on our business, financial condition and results of operations. Other pandemics or widespread health emergencies may have similar impacts and effects.

As a result of COVID-19, we have experienced a material negative impact on our advertising revenues because of weakness in the advertising market as advertisers have sought to reduce their own costs in response to the pandemic’s impact on their businesses, and because of the cancellation or postponement of sporting events for which we have broadcast rights, such as the NCAA Division I Men’s Basketball Championship and professional golf tournaments. We are not able to predict whether future sporting events will be canceled or postponed, or whether advertising revenues from these broadcasts, or advertising budgets and the advertising market generally, will return or be comparable to historical levels. Any prolonged decline in our advertising revenues would have a negative impact on our business, financial condition and results of operations.

COVID-19 has also led to a temporary shutdown of production of our television and film programming, which resulted in the abandonment of certain program materials that were not complete, delays in deliveries of programming to third parties, and fewer original programs and live events airing on our broadcast and cable networks. While production has begun on a limited basis, we are not able to predict when production will fully resume, or the impact of incremental costs required to adhere to new health and safety protocols. We may also experience lower demand for the licensing of our programming in the near term as licensees implement financial austerity measures and aim to reduce costs. As a result, content licensing and advertising revenues have been and may continue to be negatively impacted in the near to medium term.

In addition, our theatrical revenues have been negatively impacted by the closure or reduction in capacity of movie theaters that show our films, either voluntarily or as a result of government orders or restrictions on public gatherings in response to COVID-19, which has impacted our theatrical release strategy for several films in 2020. As a result, we did not release any films in the second quarter of 2020 and postponed two significant theatrical releases from 2020 to 2021. We are not able to predict when movie theaters will reopen at scale. We are also not able to predict if consumers will return to movie theaters (even upon their reopening) at the same levels they previously did because of concerns related to COVID-19 or because of changes to viewing habits. As such, revenues from theatrical releases may not return to historical levels in the short or medium term.

In addition, COVID-19 could impact our business, financial condition and results of operations in a number of other ways, including, but not limited to:

•
continuing to negatively impact our affiliate revenues, as consumers may seek to reduce discretionary spending by cutting back or foregoing subscriptions to cable television or other multichannel video programming distributors (“MVPDs”) and virtual MVPDs;

•
negatively impacting on our financial condition or our ability to fund operations or future investment opportunities due to an increase in the cost or difficulty in obtaining debt or equity financing, or refinancing our debt in the future, or our ability to comply with the leverage covenant in our Credit Facility;

•	impairments of our programming and other inventory, goodwill and other indefinite-lived intangible assets, and other long-lived assets; and

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online activity.

The continuing impact of COVID-19 could be material to our business, financial condition and results of operations. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict or control, including the duration, extent and possible resurgence of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19. Even after COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Due to the evolving and uncertain nature of the pandemic, we are not able to estimate the full extent of the impact that COVID-19 will have on our business, financial condition and results of operations, and that impact could also exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the second quarter of 2020, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at June 30, 2020.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(4)		Instruments defining the rights of security holders, including indentures
	(a)	Form of 4.200% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed May 19, 2020) (File No. 001-09553).
	(b)	Form of 4.950% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of ViacomCBS Inc. filed May 19, 2020) (File No. 001-09553).
	(c)	Form of 4.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed April 1, 2020) (File No. 001-09553).
	(d)	Form of 4.950% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of ViacomCBS Inc. filed April 1, 2020) (File No. 001-09553).
(10)		Material Contracts
	(a)	Employment Agreement, dated as of June 30, 2020, between ViacomCBS Inc. and Naveen Chopra (filed herewith).
	(b)	Letter Agreement, dated as of June 30, 2020, between ViacomCBS Inc. and Naveen Chopra (filed herewith).
	(c)	Letter Agreement, dated as of July 24, 2020, between ViacomCBS Inc. and Christina Spade (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

VIACOMCBS INC. (Registrant)

Date: August 6, 2020	/s/ Christina Spade
Christina Spade Executive Vice President, Chief Financial Officer

Date: August 6, 2020	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer